Form 10QSB
period 1995-03-31
FIRST KEYSTONE CORP
filed 1995-05-11
CIK 737875

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington,  D.C.  20549

                                    FORM 10QSB

Quarterly Report Pursuant to Section 13 OR 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

Commission File Number: 2-88927

                            FIRST KEYSTONE CORPORATION
        (Exact name of small business issuer as specified in its charter)


             Pennsylvania                       23-2249083
   (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)           identification No.)


111 West Front Street, Berwick, PA          18603
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code:
(717) 752-3671

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 808,429 shares as of March 31, 1995.



                         PART I. - FINANCIAL INFORMATION

                            FIRST KEYSTONE CORPORATION

                                  BALANCE SHEETS
                                   (Unaudited)


(Amounts in thousands, except per share data)

                                                       March        December
                                                       1995           1994

ASSETS
Cash and due from banks                             $  4,388        $  4,812
Interest bearing deposits with banks                      24             484
Available-for-sale securities carried at
    estimated fair value                              57,282          52,153
Investment securities, held to maturity
    securities, estimated fair value of
    $28,035 and $26,909                               28,530          27,793
Loans, net of unearned income                        119,954         118,184
Allowance for loan losses                             (1,815)         (1,801)

Net loans                                           $118,139        $116,383
Bank premises and equipment                            2,977           3,029
Other real estate                                        115             235
Interest receivable                                    1,493           1,273
Other assets                                             689             702

   Total Assets                                     $213,637        $206,864

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                             $ 15,408        $ 16,682
   Interest bearing                                  162,424         155,598

   Total deposits                                   $177,832        $172,280

Securities sold under agreements to
   repurchase                                       $  4,050        $  4,826
Other short-term borrowings                              474             659
Long-term borrowings                                   8,000           7,500
Accrued expenses and other liabilities                 1,278             811

   Total Liabilities                                $191,634        $186,076


STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  1,617        $  1,617
Surplus                                                3,829           3,829
Retained earnings                                     15,839          15,357
Allowance for unrealized gains (loss) on
   available for sale on debt and equity
   investment securities                                 718             (15)

    Total Stockholders' Equity                      $ 22,003        $ 20,788

   Total Liabilities and Stockholders' Equity       $213,637        $206,864

See Accompanying Notes to Financial Statements



                            FIRST KEYSTONE CORPORATION

                               Statements of Income

                FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (Unaudited)

(Amounts in thousands except per share data)
                                                       1995            1994

INTEREST INCOME
Interest and fees on loans                            $2,579          $2,230
Interest and dividend income on securities             1,251           1,113
Interest on deposits in banks                              9               3

   Total Interest Income                              $3,839          $3,346

INTEREST EXPENSE
Interest on deposits                                  $1,669          $1,359
Interest on short-term borrowings                         60              71
Interest on long-term borrowings                         132              86

   Total Interest Expense                             $1,861          $1,516


Net interest income                                   $1,978          $1,830
Provision for loan losses                                 12               2

Net Interest Income After Provision
   for Loan Losses                                    $1,966          $1,828

OTHER INCOME
Service charges on deposit accounts                   $  113          $   96
Other non-interest income                                 91              82
Investment securities gains (losses) net                 (32)             46

   Total Other Income                                 $  172          $  224

OTHER EXPENSES
Salaries and employee benefits                        $  574          $  540
Net occupancy and fixed asset expense                    182             182
Other non-interest expense                               473             365

   Total Other Expenses                               $1,229          $1,087

Income before income taxes                            $  909          $  965
Applicable income tax (benefit)                          192             202

Net Income                                            $  717          $  763


Net Income Per Weighted Share Outstanding             $  .89          $  .94

See Accompanying Notes to Financial Statements



                            FIRST KEYSTONE CORPORATION

                             STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (Unaudited)

(Amounts in thousands)
                                                       1995           1994

OPERATING ACTIVITIES
Net income                                           $   717        $    763
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Provision or loan losses                               12               2
   Provision for depreciation                             75              76
   Premium amortization on investment
     securities                                           63              95
   Discount accretion on investment
     securities                                          (46)            (10)
   (Gain) loss on sales of investment
     securities                                           32             (46)
   Deferred income tax (benefit)                          11              (5)
   (Gain) loss on sales of other real
     estate owned                                         13               0
   (Increase) decrease in interest
    receivable and other assets                         (508)           (332)
   Increase (decrease) in interest payable,
     accrued expenses and other liabilities              379               8

   NET CASH PROVIDED BY OPERATING ACTIVITIES         $   748        $    551

INVESTING ACTIVITIES
   Purchases of investment securities available
     for sale                                        $(6,120)       $(11,195)
   Proceeds from sales of investment securities
     available for sale                                  985          10,204
   Proceeds from maturities and redemptions
     of investment securities available for sale       1,114               0
   Purchase of investment securities held to
     maturity                                         (3,508)         (1,012)
   Proceeds from maturities and redemption of
     investment securities held to maturity            2,725           3,453
   Proceeds from sale of other real estate owned         108               0
   Net (increase) decrease in loans                   (1,768)           (293)
   Purchase of premises and equipment                    (25)            (84)

   NET CASH USED BY INVESTING ACTIVITIES             $(6,489)       $  1,073

FINANCING ACTIVITIES
   Net increase (decrease) in deposits               $ 5,552        $   (444)
   Net increase (decrease) in short-term
     borrowings                                         (961)            207
   Net increase (decrease)in long-term borrowings        500               0
   Cash dividends                                       (234)           (218)

   NET CASH PROVIDED BY FINANCING ACTIVITIES         $ 4,857        $   (455)

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENT                                   $  (884)       $  1,169
CASH AND CASH EQUIVALENTS, BEGINNING                   5,296           3,951

CASH AND CASH EQUIVALENTS, ENDING                    $ 4,412        $  5,120


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
     Interest                                        $ 1,653         $ 1,504
     Income Taxes                                         51               1

See Accompanying Notes to Financial Statements

                            FIRST KEYSTONE CORPORATION

                    CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                                  March 31, 1995
                                   (Unaudited)



Note 1.

       The accounting and reporting policies of First Keystone Corporation and Subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. These consolidated interim financial statements include the accounts of First Keystone Corporation and its wholly owned subsidiaries, The First National Bank of Berwick and FKC Realty Corporation. All significant inter-company balances have been eliminated.


Note 2.

       The accompanying consolidated interim financial statements are unaudited. In management's opinion, the consolidated interim financial statements reflect a fair presentation of the consolidated financial position of First Keystone Corporation and Subsidiaries, and the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim period presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature.


Note 3.

       The results of operations for the three-month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.


Note 4.

       Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1995 - 808,429 shares and 1994 - 808,429 shares.




Note 5.

       Management considers the allowance for possible loan losses to be adequate at the present time.


Note 6.

       The consolidated interim financial statements have been prepared in accordance with requirements of From 10-QSB and therefore does not include all the disclosures normally required by generally accepted accounting principles, or those normally made in the Corporation's annual 10-KSB filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10-KSB for the period ended December 31, 1994, filed with the Securities and Exchange Commission.

                            FIRST KEYSTONE CORPORATION
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATION

                                  March 31, 1995



FINANCIAL CONDITION

       Total assets of the Corporation increased by $6,773,000 from December 31, 1994, to March 31, 1995, to a level of $213,637,000. The increase in total assets was largely a result of total deposits increasing to $177,832,000, up $5,552,000 from December 31, 1994.

       Other significant balance sheet changes for the three-month period ended March 31, 1995, were: net loans increased by $1,756,000, available for sale securities carried at fair value increased $5,129,000 and total stockholders' equity increased $1,215,000.


LIQUIDITY

       The liquidity position of the Corporation remains adequate to meet customer loan demand and deposit fluctuation. Managing liquidity remains an important segment of asset liability management. Our overall liquidity position is maintained by an active asset liability management committee. Liquidity is achieved through steady increases in core deposits, our investment portfolio, and access to borrowed funds.


RESULTS OF OPERATIONS

       Net interest income, our primary source of net income, increased $148,000, or 8.1% as of March 31, 1995 over the same period in 1994. Other income decreased $52,000 in the first quarter of 1995 over 1994; however, other income before investment security gains and losses was actually $26,000 higher than the first quarter of 1994. Other expense increased $142,000, or 13.1%. The majority of the increase relates to the opening of our Mifflinville Office, which was not in operation in the first quarter of 1994.

       Our newest branch office continues to grow and is not expected to adversely effect net income for the year of 1995. Income before income taxes and security gains or losses amounted to $941,000 as of March 31, 1995, compared to $919,000 in 1994. While net income is actually $46,000 less than a year ago, the fundamental strengths of improved net interest income, projected continuation of strong loan activity and our control of other expenses should enable us to continue to produce excellent net income results.

                           PART II - OTHER INFORMATION

       A.   Reports on Form 8-K

       The Registrant has filed no reports on From 8-K for this quarter.

                            FIRST KEYSTONE CORPORATION

                                    SIGNATURES


       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FIRST KEYSTONE CORPORATION
                                  Registrant


May 5, 1995                       /s/ J GERALD BAZEWICZ
                                  J. Gerald Bazewicz
                                  President and
                                  Chief Executive Officer



May 5, 1995                       /s/ DAVID R SARACINO
                                  David R. Saracino
                                  Treasurer/Assistant Secretary
                                  (Principal Accounting Officer)