Form 10QSB
period 1995-06-30
FIRST KEYSTONE CORP
filed 1995-08-11
CIK 737875

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB


Quarterly Report Pursuant to Section 13 OR 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

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


         Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $2 Par Value, 808,429 shares as of June 30, 1995.


                         PART I. - FINANCIAL INFORMATION

                            FIRST KEYSTONE CORPORATION

                                  BALANCE SHEETS
                                   (Unaudited)

(Amounts in thousands, except per share data)

                                                       June         December
                                                       1995           1994

ASSETS
Cash and due from banks                             $  4,404        $  4,812
Interest bearing deposits with banks                   7,968             484
Investment securities:
    Held to maturity securities, approximate
    fair value of $27,735 and $26,909                 28,131          27,793
Available-for-sale securities carried at
    estimated fair value                              58,759          52,153
Loans, net of unearned income                        120,954         118,184
Allowance for loan losses                             (1,801)         (1,801)

Net loans                                           $119,153        $116,383
Bank premises and equipment                            3,063           3,029
Other real estate                                          0             235
Interest receivable                                    1,567           1,223
Other assets                                             547             702

   Total Assets                                     $223,592        $206,864

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                             $ 16,318        $ 16,682
   Interest bearing                                  167,879         155,589

   Total deposits                                   $184,197        $172,280

Securities sold under agreements to
   repurchase                                       $  3,990        $  4,826
Other short-term borrowings                            1,154             659
Long-term borrowings                                  10,000           7,500
Accrued expenses and other liabilities                 1,435             811

   Total Liabilities                                $200,776        $186,076

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  1,617        $  1,617
Surplus                                                3,829           3,829
Retained earnings                                     16,414          15,357
Allowance for unrealized gains (loss)
   on available for sale on debt and equity
   investment securities                                 956             (15)

    Total Stockholders' Equity                      $ 22,816        $ 20,788

   Total Liabilities and Stockholders' Equity       $223,592        $206,864





See Accompanying Notes to Financial Statements



                            FIRST KEYSTONE CORPORATION

                               STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (Unaudited)

(Amounts in thousands, except per share data)
                                                       1995            1994
INTEREST INCOME
Interest and fees on loans                            $5,248          $4,482
Interest and dividend income on securities             2,602           2,172
Interest on deposits in banks                             73               7

   Total Interest Income                              $7,923          $6,661

INTEREST EXPENSE
Interest on deposits                                  $3,501          $2,742
Interest on securities sold under
   agreement to repurchase                                86              65
Interest on borrowed money                               315             236

   Total Interest Expense                             $3,902          $3,043


Net interest income                                   $4,021          $3,618
Provision for loan losses                                 74               3

Net Interest Income After Provision
   for Loan Losses                                    $3,947          $3,615

OTHER INCOME
Service charges on deposit accounts                   $  256          $  209
Other non-interest income                                167             166
Investment securities gains (losses) net                 (23)             51

   Total Other Income                                 $  400          $  426

OTHER EXPENSES
Salaries and employee benefits                        $1,119          $1,074
Net occupancy and fixed asset expense                    376             358
Other non-interest expense                               916             761

   Total Other Expenses                               $2,411          $2,193

Income before income taxes                            $1,936          $1,848
Applicable income tax (benefit)                          410             378

Net Income                                            $1,526          $1,470


Net Income Per Weighted Share Outstanding             $ 1.89          $ 1.82

See Accompanying Notes to Financial Statements


                            FIRST KEYSTONE CORPORATION

                               STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (Unaudited)

(Amounts in thousands, except per share data)

                                                       1995            1994

INTEREST INCOME
Interest and fees on loans                            $2,669          $2,252
Interest and dividend income on securities             1,351           1,059
Interest on deposits in banks                             64               4

   Total Interest Income                              $4,084          $3,315


INTEREST EXPENSE
Interest on deposits                                  $1,832          $1,383
Interest on securities sold under agreement
   to repurchase                                          42              32
Interest on borrowed money                               167             112

   Total Interest Expense                             $2,041          $1,527


Net interest income                                   $2,043          $1,788
Provision for loan losses                                 62               1

Net Interest Income After Provision for Loan Losses   $1,981          $1,787


OTHER INCOME
Service charges on deposit accounts                   $  143          $  113
Other non-interest income                                 76              84
Investment securities gains (losses) net                   9               5

   Total Other Income                                 $  228          $  202


OTHER EXPENSES
Salaries and employee benefits                        $  545          $  534
Net occupancy and fixed asset expense                    194             176
Other non-interest expense                               443             396

   Total Other Expenses                               $1,182          $1,106

Income before income taxes and
   change in accounting principle                     $1,027          $  883
Applicable income tax (benefit)                          218             176

Net Income                                            $  809          $  707

Net Income Per Weighted Share Outstanding             $ 1.00          $  .87

See Accompanying Notes to Financial Statements


                            FIRST KEYSTONE CORPORATION

                             STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (Unaudited)

(Amounts In Thousands)
                                                       1995           1994

OPERATING ACTIVITIES
Net income                                          $  1,526        $  1,470
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Provision for loan losses                              74               3
   Provision for depreciation                            150             165
   Premium amortization on investment
     securities                                          118             179
   Discount accretion on investment
     securities                                          (75)            (19)
   (Gain) loss on sales of investment
     securities                                           23             (51)
   (Gain) loss on sales of other real
     estate owned                                         38               0
   Deferred income tax (benefit)                          16              (5)
   (Increase) decrease in interest
      receivable and other assets                       (440)            (41)
   Increase (decrease) in interest payable,
     accrued expenses and other liabilities              407            (109)

   NET CASH PROVIDED BY OPERATING ACTIVITIES        $  1,837        $  1,592

INVESTING ACTIVITIES

   Purchases of investment securities
     available-for-sale                             $(14,997)       $(14,755)
   Proceeds from sales of investment
     securities available for sale                     9,814          14,700
   Proceeds from maturities and redemptions
     of investment securities available
     for sale                                          2,056               0
   Purchase of investment securities
     held-to-maturity                                 (5,608)         (1,013)
   Proceeds from maturities and redemption
     of investment securities held to maturity         3,198           6,081
   Net (increase) decrease in loans                   (2,844)         (3,436)
   Proceeds from sale of other real estate owned         197               0
   Purchase of premises and equipment                   (184)           (211)

   NET CASH USED BY INVESTING ACTIVITIES            $ (8,368)       $  1,366

FINANCING ACTIVITIES
   Net increase (decrease) in deposits              $ 11,917        $    711
   Net increase (decrease) in short-term borrowings     (341)         (3,271)
   Net increase (decrease) in long-term borrowings     2,500               0
   Cash dividends                                       (469)           (436)

   NET CASH PROVIDED BY FINANCING ACTIVITIES        $ 13,607        $ (2,996)
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENT                                  $  7,076        $    (38)
CASH AND CASH EQUIVALENTS, BEGINNING                   5,296           3,951

CASH AND CASH EQUIVALENTS, ENDING                   $ 12,372        $  3,913


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
     Interest                                       $  3,635        $  3,052
     Income Taxes                                        413             387

See Accompanying Notes to Financial Statements

                            FIRST KEYSTONE CORPORATION

                    CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1995
                                   (Unaudited)



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


Note 3.

     The results of operations for the six-month period ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.


Note 4.

     Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period retroactively adjusted to reflect stock dividends; 1995 - 808,429 shares and 1994 - 808,429 shares.


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

                            FIRST KEYSTONE CORPORATION
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATION

                                  June 30, 1995



FINANCIAL CONDITION

     Total assets of the Corporation increased by $16,728,000 from December 31, 1994, to June 30, 1995, to a level of $223,592,000. The increase in total assets was largely a result of total deposits increasing to $184,197,000, up $11,917,000 from December 31, 1994.

     Other significant balance sheet changes for the six-month period ended June 30, 1995, were: interest bearing deposits with banks increased $7,484,000, net loans increased by $2,770,000, available for sale securities carried at fair value increased $6,606,000, long-term borrowings increased $2,500,000, and total stockholders' equity increased $2,028,000.


ALLOWANCE FOR LOAN LOSSES

     Management performs a quarterly analysis to determine the adequacy of the allowance for loan losses. The methodology in determining adequacy incorporates specific and general allocations together with a risk/loss analysis on various segments of the portfolio according to an internal loan review process. Management maintains its loan review and loan classification standards consistent with those of its regulatory supervisory authority. Management feels, considering the conservative portfolio composition, which is largely composed of small retail loans (mortgages and installments) with minimal classified assets, low delinquencies, and favorable loss history, that the allowance for loan loss is adequate to cover foreseeable future losses.

     Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed under Industry Guide 3 do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Furthermore, the company was required to adopt Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan". Since the company does not have any "impaired loans" by definition under Statement 114, there is no impact on the June 30, 1995, financial statements.


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


RESULTS OF OPERATIONS

     Net income for the second quarter or the three months ended June 30, 1995, was $809,000, an increase of 14.4% over the second quarter of 1994. The increase resulted in net income for the six months ended June 30, 1995, of $1,526,000, an increase of $56,000 over the same period in 1994.

     For the six months ended June 30, 1995, net interest income, our primary source of net income, increased $403,000, or 11.1% over the same period in 1994. With an increase in actual loan losses, our provision increased to $74,000 as of June 30, 1995, from $3,000 in 1994. Other income decreased $26,000 in the first half of 1995 over 1994; however, other income before investment security gains and losses was actually $48,000 higher than the first half of 1994. Other expense increased $218,000, or 9.9%. The majority of the increase relates to the opening of our Mifflinville Office, which was not in operation until the third quarter of 1994.

     Net income per weighted share outstanding was $1.89 for the six months ended June 30, 1995, as compared to $1.82 in 1994. We remain committed to increase net interest income through the generation of quality loans. Continued loan growth, together with manageable loan losses and limited increases in other expenses, should provide the foundation for strong net income results throughout 1995.

                           PART II - OTHER INFORMATION

     A.       Reports on Form 8-K

         The Registrant has filed no reports on Form 8-K for this quarter.

                            FIRST KEYSTONE CORPORATION

                                    SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                FIRST KEYSTONE CORPORATION
                                Registrant



Date:  August 10, 1995          /s/ J. GERALD BAZEWICZ
                                J. Gerald Bazewicz
                                President and
                                Chief Executive Officer



Date:  August 10, 1995          /s/ DAVID R. SARACINO
                                David R. Saracino
                                Treasurer/Assistant Secretary
                                (Principal Accounting Officer)