Form 10QSB
period 1995-09-30
FIRST KEYSTONE CORP
filed 1995-11-13
CIK 737875

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB


Quarterly Report Pursuant to Section 13 OR 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

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

Common Stock, $2 Par Value, 808,429 shares as of September 30, 1995.


                         PART I. - FINANCIAL INFORMATION

                            FIRST KEYSTONE CORPORATION

                                  BALANCE SHEETS
                                   (Unaudited)

(Amounts in thousands, except per share data)

                                                     September      December
                                                       1995           1994

ASSETS
Cash and due from banks                             $  3,699        $  4,812
Interest bearing deposits with banks                     148             484
Investment securities:
    Held to maturity securities, approximate
    fair value of $25,237 and $26,909                 25,664          27,793
Available-for-sale securities carried at
    estimated fair value                              68,656          52,153
Loans, net of unearned income                        126,361         118,184
Allowance for loan losses                             (1,840)         (1,801)

Net loans                                           $124,521        $116,383
Bank premises and equipment                            3,047           3,029
Other real estate                                          0             235
Interest receivable                                    2,029           1,273
Other assets                                             447             702

   Total Assets                                     $228,211        $206,864

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                             $ 17,051        $ 16,682
   Interest bearing                                  171,590         155,598

   Total deposits                                   $188,641        $172,280

Securities sold under agreements to
   repurchase                                       $  4,251        $  4,826
Other short-term borrowings                            1,800             659
Long-term borrowings                                   8,000           7,500
Accrued expenses and other liabilities                 1,754             811

   Total Liabilities                                $204,446        $186,076

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  1,617        $  1,617
Surplus                                                3,829           3,829
Retained earnings                                     17,159          15,357
Allowance for unrealized gains (loss)
   on available for sale on debt and equity
   investment securities                               1,160             (15)

    Total Stockholders' Equity                      $ 23,765        $ 20,788

   Total Liabilities and Stockholders' Equity       $228,211        $206,864





See Accompanying Notes to Financial Statements



                            FIRST KEYSTONE CORPORATION

                               STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED September 30, 1995 AND 1994
                                   (Unaudited)

(Amounts in thousands, except per share data)
                                                       1995            1994
INTEREST INCOME
Interest and fees on loans                           $ 7,982         $ 6,860
Interest and dividend income on securities             4,118           3,224
Interest on deposits in banks                            120              19

   Total Interest Income                             $12,220         $10,103

INTEREST EXPENSE
Interest on deposits                                 $ 5,483         $ 4,191
Interest on securities sold under
   agreement to repurchase                               135              96
Interest on borrowed money                               480             348

   Total Interest Expense                            $ 6,098         $ 4,635


Net interest income                                  $ 6,122         $ 5,468
Provision for loan losses                                117               6

Net Interest Income After Provision
   for Loan Losses                                   $ 6,005         $ 5,462

OTHER INCOME
Service charges on deposit accounts                  $   395         $   315
Other non-interest income                                259             247
Investment securities gains (losses) net                 (25)             67

   Total Other Income                                $   629         $   629

OTHER EXPENSES
Salaries and employee benefits                       $ 1,656         $ 1,588
Net occupancy and fixed asset expense                    574             537
Other non-interest expense                             1,218           1,126

   Total Other Expenses                              $ 3,448         $ 3,251

Income before income taxes                           $ 3,186         $ 2,840
Applicable income tax (benefit)                          681             605

Net Income                                           $ 2,505         $ 2,235


Net Income Per Weighted Share Outstanding            $  3.10         $  2.76

See Accompanying Notes to Financial Statements


                            FIRST KEYSTONE CORPORATION

                               STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED September 30, 1995 AND 1994
                                   (Unaudited)

(Amounts in thousands, except per share data)

                                                       1995            1994

INTEREST INCOME
Interest and fees on loans                            $2,734          $2,378
Interest and dividend income on securities             1,516           1,052
Interest on deposits in banks                             47              12

   Total Interest Income                              $4,297          $3,442


INTEREST EXPENSE
Interest on deposits                                  $1,982          $1,449
Interest on securities sold under agreement
   to repurchase                                          49              31
Interest on borrowed money                               165             112

   Total Interest Expense                             $2,196          $1,592


Net interest income                                   $2,101          $1,850
Provision for loan losses                                 43               3

Net Interest Income After Provision for Loan Losses   $2,058          $1,847


OTHER INCOME
Service charges on deposit accounts                   $  139          $  106
Other non-interest income                                 92              81
Investment securities gains (losses) net                  (2)             16

   Total Other Income                                 $  229          $  203


OTHER EXPENSES
Salaries and employee benefits                        $  537          $  514
Net occupancy and fixed asset expense                    198             179
Other non-interest expense                               302             365

   Total Other Expenses                               $1,037          $1,058

Income before income taxes                            $1,250          $  992
Applicable income tax (benefit)                          271             227

Net Income                                            $  979          $  765

Net Income Per Weighted Share Outstanding             $ 1.21          $  .95

See Accompanying Notes to Financial Statements


                            FIRST KEYSTONE CORPORATION

                             STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED September 30, 1995 AND 1994
                                   (Unaudited)

(Amounts In Thousands)
                                                       1995           1994

OPERATING ACTIVITIES
Net income                                          $  2,505        $  2,235
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Provision for loan losses                             117               6
   Provision for depreciation                            243             251
   Premium amortization on investment
     securities                                          191             249
   Discount accretion on investment
     securities                                         (112)            (27)
   (Gain) loss on sales of investment
     securities                                           25             (67)
   (Gain) loss on sales of other real
     estate owned                                         38              (5)
   Deferred income tax (benefit)                          43              20
   (Increase) decrease in interest
      receivable and other assets                       (802)           (238)
   Increase (decrease) in interest payable,
     accrued expenses and other liabilities              587              52

   NET CASH PROVIDED BY OPERATING ACTIVITIES        $  2,835        $  2,476

INVESTING ACTIVITIES
   Purchases of investment securities
     available-for-sale                             $(28,904)       $(14,806)
   Proceeds from sales of investment
     securities available for sale                    12,646          14,781
   Proceeds from maturities and redemptions
     of investment securities available
     for sale                                          3,063           8,787
   Purchase of investment securities
     held-to-maturity                                 (5,608)         (1,013)
   Proceeds from maturities and redemption
     of investment securities held to maturity         6,114               0
   Net (increase) decrease in loans                   (8,255)         (6,278)
   Proceeds from sale of other real estate owned         197              10
   Purchase of premises and equipment                   (261)           (593)

   NET CASH USED BY INVESTING ACTIVITIES            $(21,008)       $    888

FINANCING ACTIVITIES
   Net increase (decrease) in deposits              $ 16,361        $  2,593
   Net increase (decrease) in short-term borrowings      566          (4,388)
   Net increase (decrease) in long-term borrowings       500           1,500
   Cash dividends                                       (703)           (655)

   NET CASH PROVIDED BY FINANCING ACTIVITIES        $ 16,724        $   (950)
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENT                                  $ (1,449)       $  2,414
CASH AND CASH EQUIVALENTS, BEGINNING                   5,296           3,951

CASH AND CASH EQUIVALENTS, ENDING                   $  3,847        $  6,365


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
     Interest                                       $  5,706        $  4,562
     Income Taxes                                        641             555

See Accompanying Notes to Financial Statements

                            FIRST KEYSTONE CORPORATION

                    CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                                September 30, 1995
                                   (Unaudited)



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


Note 3.

     The results of operations for the nine-month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.


Note 4.

     Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period retroactively adjusted to reflect stock dividends; 1995 - 808,429 shares and 1994 - 808,429 shares.


Note 5.

     Loans - Loans generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Discounts and premiums are amortized to income using the interest method. Loan origination fees net of certain direct origination costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans.

     Nonaccrual loans - Generally, a loan (including a loan impaired under Statement 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

     Allowance for Credit Losses - The allowance for credit losses is established through provisions for credit losses charged against income. Loans deemed to be uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance. Beginning in 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.
     The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

     The following table presents changes in the allowance for credit loans:


(Amounts in thousands)

Balance at January 1, 1995                $1,801
Provided for credit loans                    117
Recoveries                                    24
Charge offs                                 (102)

Balance at September 30, 1995             $1,840


     At September 30, 1995, there was a total principal balance outstanding in the amount of $409,208 for impaired (non accrual) loans as determined under FASB 114. The valuation method required by FASB 114 using the discounted cash flow method indicated a value for these loans in the amount of $177,347. Accordingly, the difference of $231,861 represents the allowance for credit losses attributable to loans covered by FASB 114.
     The total allowance for loan losses is $1,840,000 at September 30, 1995, and in management's opinion it is more than adequate to cover the specific FASB 114 allowance as well as all other foreseeable possible losses. Accordingly, no additional allowance is required to provide for the impact of adoption of FASB 114 in 1995 to date.

     Foreclosed Assets - Foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. In accordance with Statement 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified as in-substance foreclosure but for which the Company has not taken possession of the collateral are reclassified to loans. The reclassification did not impact the Company's financial condition or results of operations. Foreclosed assets initially are recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of (1) cost or (2) fair value minus estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.


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

                            FIRST KEYSTONE CORPORATION
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATION

                                September 30, 1995



FINANCIAL CONDITION

     Total assets of the Corporation increased by $21,347,000 from December 31, 1994, to September 30, 1995, to a level of $228,211,000. The increase in total assets was largely a result of total deposits increasing to $188,641,000, up $16,361,000 from December 31, 1994.

     Other significant balance sheet changes for the nine-month period ended September 30, 1995, were: net loans increased by $8,138,000, available for sale securities carried at fair value increased $16,503,000, short-term and long-term borrowings increased $1,641,000, and total stockholders' equity increased $2,977,000.


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

     The company was required to adopt Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" - Refer to Note 5 above for details.


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


RESULTS OF OPERATIONS

     Net income for the third quarter or the three months ended September 30, 1995, was $979,000, an increase of 28.0% over the third quarter of 1994. The increase resulted in net income for the nine months ended September 30, 1995, of $2,505,000, an increase of $270,000 over the same period in 1994.

     For the nine months ended September 30, 1995, net interest income, our primary source of net income, increased $654,000, or 12.0% over the same period in 1994. Because of an increase in actual loan losses, our provision increased to $117,000 as of September 30, 1995, from $6,000 in 1994. Other income in the first nine months of 1995 was the same as 1994; however, other income before investment security gains and losses was actually $92,000 higher than the same nine month period in 1994. Other expense increased $197,000, or 6.1%.

     Net income per weighted share outstanding was $3.10 for the nine months ended September 30, 1995, as compared to $2.76 in 1994. We remain committed to increase net interest income through the generation of quality loans.
Continued loan growth, together with manageable loan losses and limited increases in other expenses, will provide the foundation for strong net income results throughout 1995 and into 1996.

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



                                FIRST KEYSTONE CORPORATION
                                Registrant



Date:  November 10, 1995        /s/ J. GERALD BAZEWICZ
                                J. Gerald Bazewicz
                                President and
                                Chief Executive Officer



Date:  November 10, 1995        /s/ DAVID R. SARACINO
                                David R. Saracino
                                Treasurer/Assistant Secretary
                                (Principal Accounting Officer)