Form 10KSB
period 1995-12-31
FIRST KEYSTONE CORP
filed 1996-03-29
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________to________________

Commission file Number:  2-88927

                           FIRST KEYSTONE CORPORATION
                 (Name of small business issuer in its charter)

PENNSYLVANIA                                 23-2249083
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification
                                             Number)

111 West Front Street, Berwick,
Pennsylvania                                 18603
(Address of principal executive              (Zip Code)
offices)

Issuer's telephone number, including area code:  (717) 752-3671

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $2.00 per share.

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X   No______

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          The issuer's revenues for the year ended December 31, 1995, are $17,605,694.

          The aggregate market value of the voting stock held by non-affiliates computed by reference to the price as of March 18, 1996, is $26,939,700.

          The number of shares outstanding of the issuer's Common Stock, as of March 18, 1996, was 889,147 shares of Common Stock, par value $2.00 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and III     -    Definitive Proxy Statement, Notice of Annual
                         Meeting and Form of Proxy for the Annual Meeting
                         of Shareholders to be held April 16, 1996.
Part II             -    Annual Report to Shareholders for Fiscal Year
                         Ended December 31, 1995.

                           FIRST KEYSTONE CORPORATION
                                  FORM 10-KSB

                                     PART I


Item 1.   DESCRIPTION OF THE BUSINESS


               General


          First Keystone Corporation (the "Corporation"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of The First National Bank of Berwick (the "Bank"). Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. The Corporation has one wholly-owned subsidiary, the Bank. At December 31, 1995, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $226.0 million, $187.3 million and $25.4 million, respectively.

          The Bank was organized in 1864. The Bank is a national banking association that is a member of the Federal Reserve System and the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank, having five branch locations (three branches within Columbia County and two branches within Luzerne County, Pennsylvania), is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans.

          FKC Realty Corporation commenced operations July 2, 1984. It's major asset is a parcel of real estate currently utilized for parking located in Berwick, Pennsylvania and its only source of income is parking fees. On December 29, 1995, FKC Realty, Inc., a wholly owned realty subsidiary of the Corporation, was liquidated. Transfer of assets in liquidation were at book value to the Corporation and bank subsidiary. No gain or loss is recognized in these consolidated financial statements.


          Supervision and Regulation - Corporation


          The Corporation is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and of state securities laws administrators for matters relating to the offering and sale of its securities. The Corporation is currently subject to the SEC's rules and regulations relating to periodic reporting in accordance with Section 13 of the Securities Exchange Act of 1934. Furthermore, the Company qualifies as a "small business issuer" as that term is defined under Item 10 of Regulation S-B of the SEC, and has elected to make its SEC filings under the disclosure requirements afforded to small business issuers.

          The Corporation is also subject to the provisions of the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act"), and to supervision by the Federal Reserve Board. The Bank Holding Company Act requires the Corporation to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of substantially all of the assets of any institution, including another bank. In addition, the Bank Holding Company Act has been amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act which permits bank holding companies to acquire a bank located in any state, subject to certain limitations and restrictions as more fully described below.

          A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

          The Bank Holding Company Act also prohibits acquisitions of control of a bank holding company, such as the Corporation, without prior notice to the Federal Reserve Board. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of a bank holding company or to vote twenty-five percent (25%) (or ten percent (10%), if no other person or persons acting on concert, holds a greater percentage of the Common Stock) or more of the Corporation's Common Stock.

          The Corporation is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Corporation and any or all of its subsidiaries. Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called "Anti-tie-in" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

          Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

          Permitted Non-Banking Activities


          The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking, managing or controlling banks as to be a proper incident thereto. The Corporation does not at this time engage in any of these non-banking activities, nor does the Corporation have any current plans to engage in any other permissible activities in the foreseeable future.


          Legislation and Regulatory Changes


          From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Corporation and its subsidiary bank. Certain changes of potential significance to the Corporation which have been enacted recently and others which are currently under consideration by Congress or various regulatory agencies are discussed below.

          On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branch Act"). The legislation permits interstate banking twelve months after its enactment into law. Bank holding companies, pursuant to an amendment to the Bank Holding Company act, can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10 percent of the deposits in the United States, or 30 percent of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require tat the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company. Interstate branching and merging of existing banks is permitted after three years from the enactment of the Interstate Banking and Branching Act, if the bank is adequately capitalized and demonstrates good management. Branch merging will be permitted earlier if a state undertakes to enact a law which allows it and states may also enact a law to permit banks to branch de novo. See also, pages 17 and 18 of Registrant's 1995 Annual Report, which is incorporated by reference herein. The Interstate Banking and Branching Act also amends the International Banking Act to allow a foreign bank to establish and operate a federal branch or agency upon approval of the appropriate federal and state banking regulator. As a national bank, the Bank currently can relocate its main office across state lines by utilizing a provision in the National Bank Act which permits such relocation to a location not more than thirty miles from its existing main office. In effect, a national bank can thereby move across state lines as long as the relocation does not exceed thirty miles, and also retain as branches the offices located in the original state.

          The Federal Reserve Board, the FDIC and the Comptroller of the Currency ("Comptroller") have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8 percent (of which at least 4 percent must be in the form of common stockholders' equity). Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of the Registrant's consolidated assets, it is not expected that such risk-based capital rules will have a material effect on the Registrant's business and capital plans. The Bank has capital ratios exceeding the regulatory requirements.



               Regulatory Capital Requirements



          The following table presents the Corporation's capital ratios at December 31, 1995:

Tier I Capital                                      $ 23,335,000
Tier II Capital                                        1,681,000
Total Capital                                         25,016,000

Adjusted Total Average Assets                       $220,848,000
Total Adjusted Risk-Weighted Assets <F1>             134,117,000

Tier I Risk-Based Capital Ratio <F2>                      17.40%
Required Tier I Risk-Based Capital Ratio                   4.00%
Excess Tier I Risk-Based Capital Ratio                    13.40%

Total Risk-Based Capital Ratio <F3>                       18.65%
Required Total Risk-Based Capital Ratio                    8.00%
Excess Total Risk-Based Capital Ratio                     10.65%

Tier I Leverage Ratio <F4>                                10.22%
Required Tier I Leverage Ratio                             3.00%
Excess Tier I Leverage Ratio                               7.22%
______________________________

<F1>
Includes off-balance sheet items at credit-equivalent values.
<F2>
Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Adjusted Total Risk-Weighted Assets.
<F3>
Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.
<F4>
Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.



          The Corporation was required to implement, on January 1, 1995, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FASB 115"). For regulatory capital reporting purposes, FASB 115 changed the composition of stockholders' equity in financial statements prepared in accordance with generally accepted accounting principles by including as a separate component of equity the amount of net unrealized holding gains or losses on debt and equity securities that are deemed to be available-for-sale. The implementation of FASB 115 did not have a material effect during 1995 on the regulatory capital ratios of the Corporation.

          Effective January 27, 1995, the FDIC has issued a final rule with respect to the implementation of FASB 115 for regulatory capital reporting purposes. Under this final rule, net unrealized holding losses on available-for-sale equity securities (but not debt securities) with readily determinable fair values will be included (i.e., deducted) when calculating the Corporation's consolidated Tier I Capital. All other unrealized holding gains and losses on available-for-sale securities will be excluded (i.e., not deducted) from the Corporation's consolidated Tier I Capital. Based upon the composition of the Corporation's investment portfolio as of the filing date of this report, such final rule will have no material effect on the Corporation's Tier I Capital.

          The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of the Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses.


          Pending Legislation


          Various congressional bills and other proposals have proposed a sweeping overhaul of the banking system, including provision for: limitations on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the poser of banks by removing the restriction on bank underwriting activities; and tightening the regulation of bank derivatives activities; allowing commercial enterprises to own banks. Set forth below are some of the proposals advanced by the federal banking agencies.

          Congress is currently considering legislative reform centered on repealing the Glass-Steagall Act which prohibits commercial banks from engaging in the securities industry. During the course of the legislative reform, three major initiatives have been proposed to remove these barriers. All three initiatives include various firewalls to protect the integrity of the insured financial institution. The initiative, proposed by the House Banking Committee Chairman, James Leach, is the most significant. Leach's proposal, which has been adopted by the House Banking Committee, would require a financial services holding company structure which would be permitted to own a bank an a separately capitalized securities firm. Banks, however, would be prohibited from affiliating with insurance companies or non-financial firms. The holding company would be regulated by the Federal Reserve Board, and its subsidiaries would be supervised by the applicable regulator based on their respective functions. Alternatively, the proposal would also allow a securities firm to establish an investment bank holding company to own an uninsured wholesale financial institution and a securities unit.

          Legislation providing regulatory relief to banks was introduced in late 1995 by Senator Alfonse D'Amato. The legislation would cut the banking industry's paper work, protect institutions from environmental lender liability, extend the examination cycle for healthy banks with assets of less than $250 million to two years, and expand the exemption from Home Mortgage Data reporting to banks with $50 million in assets or less. The legislation, however, also includes measures requiring banks to disclose to consumers their credit reports.

          The Comptroller is proposing to revise regulations governing national bank's fiduciary activities. The proposal would abolish a number of restrictions on the way national banks pay trust customers withdrawing collective investment funds (collective investment funds allow banks to pool their trust accounts, rather than investing the money in each account separately). Currently, national banks are required to pay trust customers in cash or a proportional share of the investments in the fund or a combination of both. The proposal abolishes this requirement. Instead, the Comptroller would defer to state fiduciary laws, state courts, or the specific terms of the collective investment fund. The proposal would also allow national banks that manage collective investment funds to delegate investment decisions to affiliated or unaffiliated advisors.

          Management has no way of anticipating whether these measures will be enacted or if enacted, their impact on the Company's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, the Company's and the Bank;'s business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business. Se also, page 18 of Registrant's 1995 Annual Report, which is incorporated herein by reference.

          Effects of Inflation


          Inflation has some impact on the company's and the Bank's operating costs. Unlike many industrial companies, however, substantially all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company's and the Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.


          Effect of Government Monetary Policies


          The earnings of the Corporation are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

          The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulations of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.


          Environmental Regulation


          There are several federal and state statutes which regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition, to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the Bank. Currently, neither the Corporation nor the Bank is a party to any pending legal proceeding pursuant to any environmental statute, nor is the Corporation and the Bank aware of any circumstances which may give rise to liability under any such statute.


          History and Business - Bank


          The Bank's legal headquarters are located at 111 West Front Street, Berwick, Pennsylvania.

          As of December 31, 1995, the Bank had total assets of $224,995,788, total shareholders' equity of $20,935,255 and total deposits and other liabilities of $204,060,533.

          The Bank engages in a full-service commercial banking business, including accepting time and demand deposits, and making secured and unsecured commercial and consumer loans. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law.

          At December 31, 1995, the Bank had seventy-four (76) full-time employees and thirty-three (30) part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.


          Competition - Bank


          The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions. The Bank's major competitors in its home county of Columbia are: First Columbia Bank & Trust Co. of Bloomsburg, PNC Bank, N.A., CCFNB, Mellon Bank, N.A. of Wilkes-Barre and Franklin First Savings Bank of Wilkes-Barre. Except with respect to First Columbia Bank & Trust Co. and CCFNB, all of the Bank's major competitors are larger than it in terms of assets. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

          Supervision and Regulation - Bank


          The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the OCC, the Federal Reserve Board and the FDIC.

          The primary supervisory authority of the Bank is the OCC, which regulates and examines the Bank. The OCC has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

          Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, and the activities of a bank with respect to mergers and consolidations and the establishment of branches.

          As a subsidiary of a bank holding company, the Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

          From time to time, various types of federal and state legislation have been proposed that could result in additional regulations of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

          Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law.

          Under the Community Reinvestment Act of 1977, as amended ("CRA"), the Comptroller is required to assess the record of all financial institutions regulated by it to determine if these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or any acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things that the Comptroller make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation will include a descriptive rating ("outstanding", "satisfactory", "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. These ratings are publicly disclosed.

          In April 1995, regulators revised the CRA with an emphasis on performance over process and documentation. Under the revised rules, the five-point rating scale is still utilized; however, the 12 assessment factors have been replaced with a three-prong test whereby examiners assign a numerical score for a bank's performance in each of three areas:
lending, service and investment. The area of lending is weighted to increase its importance in the application of the test. The rule became effective July 1, 1995.

          Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), institutions must be classified in one of five defined categories as illustrated below (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).


                             Total        Tier 1                      Under a
                             Risk-        Risk-        Tier 1         Capital
                             Based        Based        Leverage       Order
                             Ratio        Ratio        Ratio          of
                                                                      Direc-
                                                                      tive

CAPITAL CATEGORY
Well capitalized             > = 10.0     > = 6.0      > = 5.0          No
Adequately capitalized       > = 8.0      > = 4.0      > = 4.0 <F1>
Undercapitalized             <8.0         <4.0         <4.0 <F1>
Significantly
   undercapitalized          <6.0         <3.0         <3.0
Critically
   undercapitalized                                    < = 2.0

<F1>
3.0 for those banks having the highest available regulatory rating.


          In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes and increasing amount of regulatory intervention, including: (1) the institution by a bank of a capital restoration plan and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval.

          Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

          Annual full-scope, on site examinations are required for all the FDIC-insured institutions except institutions with assets under $100 million which are well capitalized, well-managed and not subject to a recent change in control, in which case, the examination period is every 18 months. Banks with total assets of $500 million or more as of the beginning of the fiscal year, are required to submit to their supervising federal and state banking agencies a publicly available annual audit report. The independent accountants of such bank shall attest to the accuracy of management's report. The accounts shall also monitor management's compliance with governing laws and regulations. In addition, such bank also is required to select an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants, the reports that must be submitted to the bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the bank's supervising government banking agencies.

          FDICIA also requires that banking agencies reintroduce loan-to-value ("LTV") ratio regulations which were previously repealed by the 1982 Act. LTV's will limit the amount of money a financial institution may lend to a borrower, when the loan is secured by real estate, to no more than a percentage to be set by regulation of the value of the real estate.

          A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision, the Bank is required to provide information to depositors concerning the terms of their
                                       10
deposit accounts, and in particular, to disclose the annual percentage yield. There are some operational costs of complying with the Truth-In-Savings law.

          Management believes that full implementation of FDICIA has had no material impact on liquidity, capital resources or reported results of operation. If FDIC insurance premiums assessments increase in the future, Management believes such future increase many have a material impact on future reported results of operations.

          Under the Bank Secrecy Act ("BSA"), the Bank is required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

          From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.


          Concentration


          The Corporation and Bank are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on the financial condition of the Corporation or the Bank.


ITEM 2.  DESCRIPTION OF PROPERTIES

         The Corporation owns no property other than through its subsidiaries.
These are:


                               Type of      Square
Location                       Ownership    Footage          Use

The First National
Bank of Berwick
Offices:

Columbia County, PA

111 W. Front Street,
Berwick                        Owned        12,500           Administrative
                                                             office, banking
                                                             and trust services
                                                             and computer
                                                             department.

2nd & Market Streets,          Owned        Land Area        No buildings, held
Berwick                                                      for possible
                                                             expansion.
                                            1.45 Acres       Present use,
                                                             parking.





701 Freas Avenue,
Berwick                        Owned        3,744            Banking services.

2401 New Berwick
Highway, Bloomsburg            Leased       2,000            Banking services.
                               Annual
                               Rental
                               $21,800

U.S. Route 11 &                Owned        Land Area        No buildings,
Central Road,                               1.11 Acres       held for
Bloomsburg                                                   expansion.
                                                             Present use,
                                                             rental.

Third & Race Streets,          Owned        2,500            Banking services.
Mifflinville


Luzerne County, PA

Salem Township                 Owned        3,700            Banking
Post Office Address -                                        services.
400 Fowler Avenue,
Berwick

West Third Street,             Leased       2,300            Banking
Nescopeck                      Annual                        services.
                               Rental
                               $8,400




          It is Management's opinion that the facilities currently utilized are suitable and adequate for current and immediate future purposes.


ITEM 3.  LEGAL PROCEEDINGS


          The caption "Legal Matters" contained in the Corporation's Annual Report filed as Exhibit 13 hereto is incorporated in its entirety by reference under this Item 3.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


                                    Part II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


          The Corporation's Common Stock is traded on a limited basis in the local over the counter market. The following table sets forth: (1) the quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported by the management of the Corporation and (2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1994. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

                                          Stock Prices

                                                            Dividends
                                       High     Low         Declared


1994:
First quarter                          $32.25   $32.25      $.270
Second quarter                         $35.00   $27.00      $.270
Third quarter                          $35.00   $35.00      $.270
Fourth quarter                         $35.00   $35.00      $.290

1995:
First quarter                          $35.00   $35.00      $.290
Second quarter                         $35.00   $35.00      $.290
Third quarter                          $37.00   $35.00      $.290
Fourth quarter                         $37.00   $37.00      $.310


          As of December 31, 1995, the Corporation had approximately 562 shareholders of record.

          The Corporation has paid dividends since commencement of business in 1984. It is the present intention of the Corporation's Board of Directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Corporation considers dividend policy. Cash available for dividend distributions to shareholders of the Corporation must initially come from dividends paid by the Bank to the Corporation. Therefore, the restrictions on the Bank's dividend payments are directly applicable to the Corporation.

          The OCC has issued rules governing the payment of dividends by national banks. Consequently, the Bank which is subject to these rules, may not pay dividends from capital (unimpaired common and preferred stock outstanding) but only from retained earnings after deducting losses and bad debts therefrom. "Bad debts" are defined as matured obligations in which interest is past due and unpaid for ninety (90) days, but do not include well-secured obligations that are in the process of collection.
Previously, the Bank was permitted to add the balances in its allowance for loan and lease losses in determining retained earnings, but the OCC's new regulations prohibit that practice. However, to the extent that (1) the Bank has capital surplus in an amount in excess of common capital and
(2) if the Bank can prove that such surplus resulted from prior period earnings, the Bank, upon approval of the OCC, may transfer earned surplus to retained earnings and thereby increase its divided policy capacity.

          If, however, the Bank has insufficient retained earnings to pay a dividend, the OCC's regulations allow the Bank to reduce its capital to a specified level and to pay dividends upon receipt of the approval of the OCC as well as that of the holders of two-thirds of the outstanding shares of the

Common Stock. The Bank is allowed to pay dividends no more frequently than quarterly. Moreover, the Bank must obtain the OCC's approval before paying a dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of (1) the Bank's net profits for that year plus (2) its retained net profits for the preceding two years less
(3) any required transfers to surplus or a fund for the retirement of preferred stock.

          The Bank may not pay any dividends on its capital stock during the period in which it may be in default in the payment of its assessment for the deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and, moreover, the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C. Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because such payment would constitute an unsafe and unsound banking practice. As of December 31, 1995, there was $4,646,920 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.


          Dividend Restrictions on the Corporation


          Under the Pennsylvania Business Corporation Law of 1988, as amended (the "BCL"), the Corporation may not pay a dividend if, after giving effect thereto, either (a) the Corporation would be unable to pay its debts as they become due in the usual course of business or (b) the Corporation's total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: (i) financial statements prepared on the basis of generally accepted accounting principles, (ii) financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances, or (iii) a fair valuation or other method that is reasonable under the circumstances.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


          The caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Corporation's Annual Report filed as Exhibit 13 hereto is incorporated in its entirety by reference under this Item 6.


ITEM 7.   FINANCIAL STATEMENTS


          The Corporation's Consolidated Financial Statements and notes thereto contained in the Annual Report filed as Exhibit 13 hereto are incorporated in their entirety by reference under this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


          The captions "Information As To Nominees, Directors and Executive Officers," "Principal Officers of the Corporation," "Principal Officers of the Bank" and "Compliance with Section 16(a) of the Securities Act of 1934" contained in the Corporation's Definitive Proxy Statement filed at Exhibit 99 hereto is incorporated in their entirety by reference under this Item 9.


ITEM 10.  EXECUTIVE COMPENSATION


          The caption "Executive Compensation" contained in the Corporation's Definitive Proxy Statement filed as Exhibit 99 hereto is incorporated in its entirety by reference under this Item 10.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


          The caption "Principal Beneficial Owners of the Corporation's Stock" contained in the Corporation's Definitive Proxy Statement filed as
Exhibit 99 hereto is incorporated in its entirety by reference under this
Item 11.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          The information under the caption "Certain Transactions" contained in the Corporation's Definitive Proxy Statement filed as Exhibit 99 hereto is incorporated in its entirety by reference under this Item 12.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits required by Item 601 of Regulation S-B:


Exhibit Number Referred to
Item 601 of Regulation S-B     Description of Exhibit


2                              None.
3i                             Hereby incorporated by reference,
                               previously
                               filed with the Commission.
3ii                            Hereby incorporated by reference,
                               previously
                               filed with the Commission.
4                              None.
9                              None.
10                             None.
11                             None.
13                             Annual Report to Shareholders for Fiscal
                               Year Ended December 31, 1995.




Exhibit Number Referred to
Item 601 of Regulation S-B     Description of Exhibit


16                             None.
18                             None.
21                             List of Subsidiaries of the Corporation
                               filed at Exhibit 22 to Form 10-KSB for
                               the year ended December 31, 1995, and
                               hereby incorporated by reference.
23                             Consent of Independent Auditors.
24                             None.
27                             Financial Data Schedule.
99                             Definitive Proxy Statement, Notice of
                               Annual Meeting and Form of Proxy for the Annual Meeting of Shareholders to be held
                               April 16, 1996.



          (b)  Reports on Form 8-K.


          The Corporation has filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1995.


                               INDEX TO EXHIBITS


Exhibit                Description                                 Page


13                                                                  Annual Report to Shareholders for
            Fiscal Year Ended December 31, 1995                     22

21                                                                  List of Subsidiaries of the
            Issuer                                                  23

23                                                                  Consent of Independent Auditors    25

27                                                                  Financial Data Schedule            27

99                                                                  Definitive Proxy Statement, Notice of
            Annual Meeting and Form of Proxy for
            the Annual Meeting of Shareholders
            to be held April 16, 1996                               28





                                   SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST KEYSTONE CORPORATION
 (Issuer)


By:            /s/ J. Gerald Bazewicz
               J. Gerald Bazewicz
               President and Chief Executive Officer

Date:          March 29, 1996


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:            /s/ John L. Coates
               John L. Coates
               Secretary and Director

Date:          March 29, 1996



By:            /s/ J. Gerald Bazewicz
               J. Gerald Bazewicz
               President, Chief Executive
                Officer and Director
               (Chief Executive Officer
                and Principal Financial
                 Officer)

Date:          March 29, 1996





By:            /s/ John E. Arndt
               John E. Arndt
               Director

Date:          March 29, 1996



By:            /s/ Budd L. Beyer
               Budd L. Beyer
               Director

Date:          March 29, 1996



By:            /s/ Robert E. Bull
               Robert E. Bull
               Chairman of the Board
                and Director

Date:          March 29, 1996



By:            /s/ Dudley P. Cooley
               Dudley P. Cooley
               Director

Date:          March 29, 1996



By:            /s/ Frederick E. Crispin, Jr.
               Frederick E. Crispin, Jr.
               Director

Date:          March 29, 1996





By:            /s/ Stanley E. Oberrender
               Stanley E. Oberrender
               Director

Date:          March 29, 1996



By:            /s/ David R. Saracino
               David R. Saracino
               Treasurer and Assistant Secretary
               (Principal Accounting Officer)

Date:          March 29, 1996



By:            /s/ F. Stuart Straub
               F. Stuart Straub
               Director

Date:          March 29, 1996



By:
               Robert J. Wise
               Director

Date:          March 29, 1996




              List of Attached Exhibits

13     Annual Report to Stockholders

21     Subsidiaries of First Keystone Corporation

23     Consent of Independent Auditors

27     Financial Data Schedule

99 Definitive Proxy Statement, Notice of Annual Meeting and Form of Proxy for the Annual Meeting of shareholders to be held
       April 16, 1996

CVR    Cover letter to the SEC





