Form 10QSB
period 1996-03-31
FIRST KEYSTONE CORP
filed 1996-05-14
CIK 737875

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington,  D.C.  20549

                                    FORM 10QSB

Quarterly Report Pursuant to Section 13 OR 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

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

Common Stock, $2 Par Value, 889,147 shares as of March 31, 1996.



                         PART I. - FINANCIAL INFORMATION

                            FIRST KEYSTONE CORPORATION
                                  BALANCE SHEETS
                                   (Unaudited)


(Amounts in thousands, except per share data)

                                                       March        December
                                                       1996           1995

ASSETS
Cash and due from banks                             $  4,778        $  4,657
Interest bearing deposits with banks                      28           1,963
Available-for-sale securities carried at
    estimated fair value                              75,425          64,704
Investment securities, held to maturity
    securities, estimated fair value of
    $22,238 and $23,439                               22,360          23,421
Mortgages held for resale                                 67             104
Loans, net of unearned income                       $127,024        $127,957
Allowance for loan losses                             (1,871)         (2,015)

Net loans                                           $125,153        $125,942
Bank premises and equipment                            3,020           3,066
Other real estate                                         46               0
Interest receivable                                    1,842           1,875
Other assets                                             515             301

   Total Assets                                     $233,234        $226,033

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                             $ 15,287        $ 17,622
   Interest bearing                                  176,770         169,698

   Total deposits                                   $192,057        $187,320

Securities sold under agreements to
   repurchase                                       $  3,480        $  3,199
Other short-term borrowings                            3,575           1,160
Long-term borrowings                                   8,000           7,000
Accrued expenses and other liabilities                 1,426           1,955

   Total Liabilities                                $208,538        $200,634


STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  1,778        $  1,617
Surplus                                                6,654           3,829
Retained earnings                                     15,590          17,889
Allowance for unrealized gains (loss) on
   available for sale on debt and equity
   investment securities                                 674           2,064

    Total Stockholders' Equity                      $ 24,696        $ 25,399

   Total Liabilities and Stockholders' Equity       $233,234        $226,033

See Accompanying Notes to Financial Statements



                            FIRST KEYSTONE CORPORATION
                               STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

(Amounts in thousands except per share data)
                                                       1996            1995

INTEREST INCOME
Interest and fees on loans                            $2,801          $2,579
Interest and dividend income on securities             1,405           1,251
Interest on deposits in banks                             47               9

   Total Interest Income                              $4,253          $3,839

INTEREST EXPENSE
Interest on deposits                                  $1,955          $1,669
Interest on short-term borrowings                         49              60
Interest on long-term borrowings                         125             132

   Total Interest Expense                             $2,129          $1,861


Net interest income                                   $2,124          $1,978
Provision for loan losses                                 25              12

Net Interest Income After Provision
   for Loan Losses                                    $2,099          $1,966

OTHER INCOME
Service charges on deposit accounts                   $  130          $  113
Other non-interest income                                109              91
Investment securities gains (losses) net                   1             (32)

   Total Other Income                                 $  240          $  172

OTHER EXPENSES
Salaries and employee benefits                        $  617          $  574
Net occupancy and fixed asset expense                    207             182
Other non-interest expense                               331             473

   Total Other Expenses                               $1,155          $1,229

Income before income taxes                            $1,184          $  909
Applicable income tax (benefit)                          216             192

Net Income                                            $  968          $  717


Net Income Per Weighted Share Outstanding              $1.14          $  .85

See Accompanying Notes to Financial Statements



                            FIRST KEYSTONE CORPORATION
                             STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

(Amounts in thousands)
                                                       1996           1995

OPERATING ACTIVITIES
Net income                                          $    968         $   717
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Provision or loan losses                               25              12
   Provision for depreciation and
     amortization                                         79              75
   Premium amortization on investment
     securities                                           47              63
   Discount accretion on investment
     securities                                          (21)            (46)
   (Gain) loss on sales of investment
     securities                                           (1)             32
   Deferred income tax (benefit)                          18              11
   (Gain) loss on sales of other real
     estate owned                                          0              13
   (Increase) decrease in interest
    receivable and other assets                         (181)           (508)
   Increase (decrease) in interest payable,
     accrued expenses and other liabilities              165             379

   NET CASH PROVIDED BY OPERATING ACTIVITIES        $  1,099         $   748

INVESTING ACTIVITIES
   Purchases of investment securities
     available for sale                             $(18,561)        $(6,120)
   Proceeds from sales of investment
     securities available for sale                     5,299             985
   Proceeds from maturities and redemptions
     of investment securities available for sale       1,441           1,114
   Purchase of investment securities held to
     maturity                                           (996)         (3,508)
   Proceeds from maturities and redemption of
     investment securities held to maturity            1,029           2,725
   Proceeds from sale of other real estate owned           0             108
   Proceeds from sales of loans                           65               0
   Net (increase) decrease in loans                      690          (1,768)
   Purchase of premises and equipment                    (33)            (25)

   NET CASH USED BY INVESTING ACTIVITIES            $(11,066)        $(6,489)

FINANCING ACTIVITIES
   Net increase (decrease) in deposits              $  4,737         $ 5,552
   Net increase (decrease) in short-term
     borrowings                                        2,696            (961)
   Net increase (decrease)in long-term
     borrowings                                        1,000             500
   Cash dividends                                       (280)           (234)

   NET CASH PROVIDED BY FINANCING ACTIVITIES        $  8,153         $ 4,857

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENT                                  $ (1,814)        $  (884)
CASH AND CASH EQUIVALENTS, BEGINNING                   6,620           5,296

CASH AND CASH EQUIVALENTS, ENDING                   $  4,806         $ 4,412


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
     Interest                                       $  2,079         $ 1,653
     Income Taxes                                        102              51

See Accompanying Notes to Financial Statements

                            FIRST KEYSTONE CORPORATION
                    CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  March 31, 1996
                                   (Unaudited)



Note 1.

       The accounting and reporting policies of First Keystone Corporation and Subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. These consolidated interim financial statements include the accounts of First Keystone Corporation and its wholly owned subsidiary, The First National Bank of Berwick. All significant inter-company balances have been eliminated.


Note 2.

       The accompanying consolidated interim financial statements are unaudited. In management's opinion, the consolidated interim financial statements reflect a fair presentation of the consolidated financial position of First Keystone Corporation and Subsidiary, and the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim period presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature.


Note 3.

       The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.


Note 4.

       Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1996 - 848,344 shares and 1995 - 848,344 shares.


Note 5.

LOANS

       Loans are stated at their outstanding principal balances, net of any deferred fees or costs, unearned income, and the allowance for loan losses. Interest on loans is accrued on the principal amount outstanding, primarily on an actual day basis. Non-refundable loan fees and certain direct costs are deferred and amortized over the life of the loans using the interest method. The amortization is reflected as an interest yield adjustment, and the deferred portion of the net fees and costs is reflected as a part of the loan balance.

       Non-Accrual Loans - Generally, a loan (including a loan impaired under Statement of Financial Accounting Standards No. 114) is classified as non-accrual, and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for credit losses. Potential problem loans are identified by management as a part of its loan review process.

       Income recognition is in accordance with Statement of Financial Accounting Standards No. 118. Certain non-accrual loans may continue to perform, that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgement as to collectibility of principal.

       Allowance for Loan Losses - The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

       The Corporation adheres to the principles provided by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan as amended by Statement of Financial Accounting Standards No. 118, "Accounting by creditors for Impairment of a Loan - Income Recognition and Disclosure." Under these standards, the allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Statement No. 118 allows the continued use of existing methods for income recognition on impaired loans and amends disclosure requirements to require information about the recorded investment in certain impaired loans and related income recognition on those loans. The allowance for loan losses is maintained at a level by management to be adequate to absorb estimated potential loan losses. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

       The following table presents the changes in the allowance for credit losses:

Balance at January 1, 1996                           $2,015
Provisions charged off                                   25
Loans charged off                                      (175)
Recoveries                                                6
Balance at March 31, 1996                            $1,871



     At March 31, 1996, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $352,392, which were all non-accrual loans. The related allowance for loan losses for the impaired loans utilizing standards provided in Statement No. 114 is $70,882. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.


Note 6.

     On January 4, 1996, the Board of Directors declared a 10% stock dividend paid February 16, 1996, to shareholders of record January 4, 1996. The stock dividend was valued based on the market price of $37.00 per share on January 4, 1996. A total of 80,718 shares were issued as a result of the stock dividend with a total value of $2,991,188, including cash in lieu of fractional shares. Shown below is a summary of stockholders' equity through March 31, 1996, showing the effect of the dividend.


                                        Common         Common
                                        Shares          Stock        Surplus

Balance at January 1, 1996             808,429         $1,617        $3,829

Net Income                                -               -             -
Cash dividends - $.31 per share           -               -             -
10% stock dividend                      80,718            161         2,825
Dividends paid in lieu of
   fractional shares                      -               -             -
Change in unrealized gain
   (loss) on investment
   securities available
   for sale                               -               -             -

Balance at March 31, 1996              889,147         $1,778        $6,654



                                                    Net Realized
                                                     Gain (Loss)
                                                    on Investment
                                                     Securities
                                       Retained       Available
                                       Earnings       For Sale        Total

Balance at January 1, 1996             $17,889        $ 2,064        $25,399

Net income                                 968            -              968
Cash dividends - $.31 per share           (276)           -             (276)
10% stock dividend                      (2,986)           -              -
Dividends in lieu of
   fractional shares                        (5)           -               (5)
Change in unrealized gain
   (loss) on investment
   securities available
   for sale                               -            (1,390)        (1,390)

Balance at March 31, 1996              $15,590        $   674        $24,696



Note 7.

     As required on January 1, 1996, the Corporation adopted Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles are classified into two categories for the purpose of accounting for an impairment of assets: those to be held and used and those to be disposed of. Assets to be held and used must be reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets. An impairment loss must be recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset so determined. Implementation of this Statement did not have any effect on the consolidated financial condition or results of operations of the Corporation.


Note 8.

     The consolidated interim financial statements have been prepared in accordance with requirements of Form 10-QSB and therefore does not include all the disclosures normally required by generally accepted accounting principles, or those normally made in the Corporation's annual 10-KSB filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10-KSB for the period ended December 31, 1995, filed with the Securities and Exchange Commission.

                            FIRST KEYSTONE CORPORATION
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATION

                                  March 31, 1996



FINANCIAL CONDITION

     Total assets of the Corporation increased by $7,201,000 from December 31, 1995, to March 31, 1996, to a level of $233,234,000. The increase in total assets was largely a result of total deposits increasing to $192,057,000, up $4,737,000 from December 31, 1995, and borrowings increasing by $3,415,000.

     Other significant balance sheet changes for the three-month period ended March 31, 1996, were: available for sale securities carried at fair value increased $10,721,000, investment securities held to maturity decreased $1,061,000 and total stockholders' equity decreased $703,000.


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

RESULTS OF OPERATIONS

     Net income for the first quarter or the three months ended March 31, 1996, was $968,000, an increase of 35.0% over the first quarter of 1995.
The increase is largely a result of net interest income increasing $146,000, or 7.4% over 1995, total other income increasing $68,000, or 39.5% over 1995, and total other expenses declining $74,000, or 6.0% over 1995.

     As indicated, the increase in net income resulted from improvements in several areas. The net interest income increase was due to the maintenance of our net interest margin which increased in 1995 over prior years. Total other income, even before investment security gains and losses amounted to $239,000 in 1996, an increase of 17.2% over $204,000 in the first three months of 1995. Total other expenses fell primarily due to the substantial reduction in FDIC insurance. Finally, while our income before income taxes increased to $1,184,000 in 1996, an increase of 30.3% over 1995, our tax liability increased only $24,000, or 12.5% in 1996 over 1995 levels. Our effective tax rate for the first quarter of 1996 was 18.2% as compared to 21.1% in 1995.

     Net income per weighted share outstanding was $1.14 for the three months ended March 31, 1996, as compared to $.85 in 1995. Cash dividends per share increased to $.31 as of March 31, 1996, as compared to $.26 in March 1995. We remain committed to increase net interest income through the generation of quality loans. Continued loan growth, together with manageable loan losses and cost control over other expenses, will provide the foundation for strong net income results throughout 1996.

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


                                  FIRST KEYSTONE CORPORATION
                                  Registrant


May 14, 1996                      /s/ J. Gerald Bazewicz
                                  J. Gerald Bazewicz
                                  President and
                                  Chief Executive Officer



May 14, 1996                      /s/ David R. Saracino
                                  David R. Saracino
                                  Treasurer/Assistant Secretary
                                  (Principal Accounting Officer)