Form 10QSB
period 1996-06-30
FIRST KEYSTONE CORP
filed 1996-08-12
CIK 737875

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB


Quarterly Report Pursuant to Section 13 OR 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

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

Common Stock, $2 Par Value, 889,147 shares as of June 30, 1996.


                         PART I. - FINANCIAL INFORMATION

                            FIRST KEYSTONE CORPORATION

                                  BALANCE SHEETS
                                   (Unaudited)

(Amounts in thousands, except per share data)


                                                      June         December
                                                      1996           1995

ASSETS
Cash and due from banks                             $  4,879        $  4,657
Interest bearing deposits with banks                      30           1,963
Investment securities:
    Held-to-maturity securities, approximate
    fair value of $21,115 and $23,439                 21,375          23,421
Available-for-sale securities carried at
    estimated fair value                              79,245          64,704
Mortgages held for resale                                439             104
Loans, net of unearned income                        126,021         127,957
Allowance for loan losses                             (1,929)         (2,015)

Net loans                                           $124,092         125,942
Bank premises and equipment                            2,949           3,066
Other real estate                                         46               0
Interest receivable                                    1,986           1,875
Other assets                                             507             301

   Total Assets                                     $235,548        $226,033

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                             $ 17,032        $ 17,622
   Interest bearing                                  176,007         169,698
   Total deposits                                    193,039         187,320

Short-term borrowings                                  9,312           4,359
Long-term borrowings                                   7,000           7,000
Accrued expenses and other liabilities                 1,227           1,955

   Total Liabilities                                $210,578        $200,634

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  1,778        $  1,617
Surplus                                                6,654           3,829
Retained earnings                                     16,408          17,889
Allowance for unrealized gains (loss)
   on available for sale on debt and
   equity investment securities                          130           2,064

    Total Stockholders' Equity                      $ 24,970        $ 25,399

   Total Liabilities and Stockholders'
      Equity                                        $235,548        $226,033



See Accompanying Notes to Financial Statements



                            FIRST KEYSTONE CORPORATION

                               STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

(Amounts in thousands, except per share data)
                                                      1996            1995

INTEREST INCOME
Interest and fees on loans                           $5,598          $5,248
Interest and dividend income on securities            2,968           2,602
Interest on deposits in banks                            77              73

   Total Interest Income                              8,643          $7,923

INTEREST EXPENSE
Interest on deposits                                 $3,912          $3,501
Interest on short-term borrowings                       105             109
Interest on long-term borrowings                        264             292

   Total Interest Expense                            $4,281          $3,902

Net interest income                                  $4,362          $4,021
Provision for loan losses                                90              74

Net Interest Income After Provision
   for Loan Losses                                   $4,272          $3,947

OTHER INCOME
Service charges on deposit accounts                  $  271          $  256
Other non-interest income                               246             167
Investment securities gains (losses) net                 (2)            (23)

   Total Other Income                                $  515          $  400

OTHER EXPENSES
Salaries and employee benefits                       $1,189          $1,119
Net occupancy and fixed asset expense                   388             376
Other non-interest expense                              659             916

   Total Other Expenses                              $2,236          $2,411

Income before income taxes                           $2,551          $1,936
Applicable income tax (benefit)                         490             410

Net Income                                           $2,061          $1,526


Net Income Per Weighted Share Outstanding            $ 2.37          $ 1.76

See Accompanying Notes to Financial Statements


                            FIRST KEYSTONE CORPORATION

                               STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

(Amounts in thousands, except per share data)

                                                      1996            1995

INTEREST INCOME
Interest and fees on loans                           $2,797          $2,669
Interest and dividend income on securities            1,563           1,351
Interest on deposits in banks                            30              64

   Total Interest Income                             $4,390          $4,084

INTEREST EXPENSE
Interest on deposits                                 $1,957          $1,832
Interest on short-term borrowings                        56              49
interest on long-term borrowings                        139             160

   Total Interest Expense                            $2,152          $2,041

Net interest income                                  $2,238          $2,043
Provision for loan losses                                65              62
Net Interest Income After Provision for
   Loan Losses                                       $2,173          $1,981

OTHER INCOME
Service charges on deposit accounts                  $  141          $  143
Other non-interest income                               137              76
Investment securities gains (losses) net                 (3)              9

   Total Other Income                                $  275          $  228

OTHER EXPENSES
Salaries and employee benefits                       $  572          $  545
Net occupancy and fixed asset expense                   181             194
Other non-interest expense                              328             443

   Total Other Expenses                              $1,081          $1,182

Income before income taxes and
   change in accounting principle                    $1,367          $1,027
Applicable income tax (benefit)                         274             218

Net Income                                           $1,093          $  809

Net Income Per Weighted Share Outstanding            $ 1.26          $  .93

See Accompanying Notes to Financial Statements


                            FIRST KEYSTONE CORPORATION

                             STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

(Amounts In Thousands)
                                                      1996           1995

OPERATING ACTIVITIES
Net income                                         $  2,061        $  1,526
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Provision for loan losses                             90              74
   Provision for depreciation and
      amortization                                      159             150
   Premium amortization on investment
     securities                                          88             118
   Discount accretion on investment
     securities                                         (42)            (75)
   (Gain) loss on sales of investment
     securities                                           2              23
   (Gain) loss on sales of other real
     estate owned                                         0              38
   Deferred income tax (benefit)                         43              16
   (Increase) decrease in interest
      receivable and other assets                      (120)           (440)
   Increase (decrease) in interest payable,
     accrued expenses and other liabilities              25             407

   NET CASH PROVIDED BY OPERATING ACTIVITIES       $  2,306        $  1,837

INVESTING ACTIVITIES
   Purchases of investment securities
     available-for-sale                            $(35,035)       $(14,997)
   Proceeds from sales of investment
     securities available for sale                   15,579           9,814
   Proceeds from maturities and redemptions
     of investment securities available
     for sale                                         2,984           2,056
   Purchase of investment securities
     held-to-maturity                                  (996)         (5,608)
   Proceeds from maturities and redemption
     of investment securities held to maturity        1,998           3,198
   Net (increase) decrease in loans                   1,314          (2,844)
   Proceeds from sale of other real
      estate owned                                        0             197
   Purchase of premises and equipment                   (42)           (184)
   Proceeds from sales of loans                          65               0

   NET CASH USED BY INVESTING ACTIVITIES           $(14,133)       $ (8,368)

FINANCING ACTIVITIES
   Net increase (decrease) in deposits             $  5,719        $ 11,917
   Net increase (decrease) in short-term
      borrowings                                      4,953            (341)
   Net increase (decrease) in long-term
      borrowings                                          0           2,500
   Cash dividends                                      (556)           (469)

   NET CASH PROVIDED BY FINANCING ACTIVITIES       $ 10,116        $ 13,607
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENT                                 $ (1,711)       $  7,076
CASH AND CASH EQUIVALENTS, BEGINNING                  6,620           5,296

CASH AND CASH EQUIVALENTS, ENDING                  $  4,909        $ 12,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
     Interest                                      $  4,352        $  3,635
     Income Taxes                                       501             413

See Accompanying Notes to Financial Statements

                           FIRST KEYSTONE CORPORATION

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1996
                                  (Unaudited)



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


Note 3.

    The results of operations for the six-month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.


Note 4.

    Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period retroactively adjusted to reflect stock dividends; 1996 - 868,746 shares and 1995 - 868,746 shares.


Note 5.

    Loans are stated at their outstanding unpaid principal balances, net of any deferred fees or costs, unearned income and the allowance for loan losses. Interest on loans is accrued on the principal amount outstanding, primarily on an actual day basis. Non-refundable loan fees and certain direct costs are deferred and amortized over the life of the loans using the interest method. The amortization is reflected as an interest yield adjustment, and the deferred portion of the net fees and costs is reflected as a part of the loan balance.
    Non-Accrual Loans - Generally, a loan (including a loan impaired under Statement of Financial Accounting Standards No. 114) is classified as non-accrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for credit losses. Potential problem loans are identified by management as a part of its loan review process.
    Income recognition is in accordance with Statement of Financial Accounting Standards No. 118. Certain non-accrual loans may continue to perform, that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgement as to collectibility of principal.
    Allowance for Loan Losses - The allowance for loan losses is established through provisions for loan losses charged against income.
Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.
    The Corporation adheres to the principles provided by Statement of Financial Accounting Standards No.114, "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Under these standards, the allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Statement No. 118 allows the continued use of existing methods for income recognition on impaired loans and amends disclosure requirements to require information about the recorded investment in certain impaired loans and related income recognition on those loans. The allowance for loan losses is maintained at a level by management to be adequate to absorb estimated potential loan losses. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.


    The following table presents the changes in the allowance for credit losses:

Balance                                                 $2,015
Provisions charged to corporation                           90
Loans charged-off                                         (194)
Recoveries                                                  18

Balance at June 30, 1996                                $1,929


    At June 30, 1996, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $324,041, which were all non-accrual loans. The related allowance for loan losses for the impaired loans utilizing standards provided in Statement No. 114 is $186,093. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.


Note 6.

    On January 4, 1996, the Board of Directors declared a 10% stock dividend paid February 16, 1996, to Shareholders of Record January 4, 1996. The stock dividend was valued based on the market price of $37.00 per share on January 4, 1996. A total of 80,718 shares were issued as a result of the stock dividend with a total value of $2,991,188 including cash in lieu of fractional shares. Shown below is a summary of stockholders' equity through June 30, 1996, showing the effect of the dividend.


                                    COMMON          COMMON
                                    SHARES           STOCK        SURPLUS

BALANCE AT JANUARY 1, 1996         808,429          $1,617        $3,829

Net income                          80,718               0             0
Cash dividends - $.31
   per share                             0               0             0
10% stock dividend                       0             161         2,825
Dividends paid in lieu of
   fractional shares                     0               0             0
Change in unrealized gain
   (loss) on investment
   securities available
   for sale                              0               0             0

BALANCE AT JUNE 30, 1996           889,147          $1,778        $6,654


                                                NET UNREALIZED
                                                  GAIN (LOSS)
                                                 ON INVESTMENT
                                                  SECURITIES
                                   RETAINED        AVAILABLE
                                   EARNINGS        FOR SALE        TOTAL

BALANCE AT JANUARY 1, 1996         $17,889         $ 2,064       $25,399

Net income                           2,061               0         2,061
Cash dividends - $.31
   per share                          (551)              0          (551)
10% stock dividend                  (2,986)              0             0
Dividends paid in lieu of
   fractional shares                    (5)              0            (5)
Change in unrealized gain
   (loss) on investment
   securities available
   for sale                              0          (1,934)       (1,934)

BALANCE AT JUNE 30, 1996           $16,408         $   130       $24,970



Note 7.

     As required on January 1, 1996, the Corporation adopted Statement No. 121,: "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles are classified into two categories for the purpose of accounting for an impairment of assets: those to be held and used and those to be disposed of. Assets to be held and used must be reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets. An impairment loss must be recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset so determined. Implementation of this Statement did not have any effect on the consolidated financial condition or results of operations of the Corporation.


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

                           FIRST KEYSTONE CORPORATION
                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

                                 June 30, 1996



FINANCIAL CONDITION

     Total assets of the Corporation increased by $9,515,000 from December 31, 1995, to June 30, 1996, to a level of $235,548,000. The increase in total assets was largely a result of total deposits increasing to $193,039,000, up $5,719,000 from December 31, 1995 and short-term borrowing increasing by $4,953,000.

     The increase in deposits and short-term borrowings were used principally to fund an increase in available for sale securities since loan demand was stagnate. Net loans actually decreased $1,850,000 from year-end 1995 to June 30, 1996. Combined with a reduction of $1,933,000 in interest bearing deposits with banks and a reduction of $2,046,000 in investment securities held-to-maturity, available-for-sale securities increased $14,541,000 on an estimated fair market value basis.


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

     Furthermore, the company was required to adopt Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan". Since the company does not have any "impaired loans" by definition under Statement 114, there is no impact on the June 30, 1996, financial statements.


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

RESULTS OF OPERATIONS

     Net income for the second quarter or the three months ended June 30, 1996, was $1,093,000, an increase of 35.1% over the second quarter of 1995. The increase resulted in net income for the six months ended June 30, 1996, of $2,061,000, an increase of $535,000, or 35% over the same period in 1995.

     For the six months ended June 30, 1996, net interest income, our primary source of net income, increased $341,000, or 8.5% over the same period in 1995. With an increase in actual loan losses, our provision increased to $90,000 as of June 30, 1996, from $74,000 in 1995. Other income increased $115,000 in the first half of 1996 over 1995, primarily because of an increase in other non-interest (fee) income. Other expense fell $175,000, or 7.3% as of June 30, 1996, compared to June 30, 1995. The majority of the decrease relates to the savings realized on FDIC insurance premiums.

     Net income per weighted share outstanding was $2.37 for the six months ended June 30, 1996, as compared to $1.76 in 1995. We remain committed to increase net interest income through the generation of quality loans. Continued loan growth, together with manageable loan losses and limited increases in other expenses, should provide the foundation for strong net income results throughout 1996.

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



                               FIRST KEYSTONE CORPORATION
                               Registrant



Date:  August 8, 1996          /s/ J. GERALD BAZEWICZ
                               J. Gerald Bazewicz
                               President and
                               Chief Executive Officer



Date:  August 8, 1996          /s/ DAVID R. SARACINO
                               David R. Saracino
                               Treasurer/Assistant Secretary
                               (Principal Accounting Officer)