Form 10QSB
period 1996-09-30
FIRST KEYSTONE CORP
filed 1996-11-13
CIK 737875

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                   FORM 10-QSB


Quarterly Report Pursuant to Section 13 OR 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

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

Common Stock, $2 Par Value, 889,147 shares as of September 30, 1996.


                         PART I. - FINANCIAL INFORMATION

                            FIRST KEYSTONE CORPORATION

                                  BALANCE SHEETS
                                   (Unaudited)

(Amounts in thousands, except per share data)

                                                     September      December
                                                       1996           1995

ASSETS
Cash and due from banks                             $  5,309        $  4,657
Interest bearing deposits with banks                      23           1,963
Investment securities:
    Held to maturity securities, approximate
    fair value of $20,418 and $23,439                 20,680          23,421
Available-for-sale securities carried at
    estimated fair value                              79,574          64,704
Mortgages held for resale                                950             104
Loans, net of unearned income                        131,344         127,957
Allowance for loan losses                             (1,959)         (2,015)

Net loans                                           $129,385        $125,942
Bank premises and equipment                            2,898           3,066
Other real estate                                         46               0
Interest receivable                                    1,924           1,875
Other assets                                             359             301

   Total Assets                                     $241,148        $226,033

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                             $ 18,521        $ 17,622
   Interest bearing                                  179,911         169,698

   Total deposits                                   $198,432        $187,320

Short-term borrowings                               $  5,972        $  4,359
Long-term borrowings                                   9,000           7,000
Accrued expenses and other liabilities                 1,426           1,955

   Total Liabilities                                $214,830        $200,634

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  1,778        $  1,617
Surplus                                                6,654           3,829
Retained earnings                                     17,324          17,889
Allowance for unrealized gains (loss)
   on available for sale on debt and equity
   investment securities                                 562           2,064

    Total Stockholders' Equity                      $ 26,318        $ 25,399

   Total Liabilities and Stockholders' Equity       $241,148        $226,033




See Accompanying Notes to Financial Statements



                            FIRST KEYSTONE CORPORATION

                               STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED September 30, 1996 AND 1995
                                   (Unaudited)

(Amounts in thousands, except per share data)
                                                       1996            1995
INTEREST INCOME
Interest and fees on loans                           $ 8,468         $ 7,982
Interest and dividend income on securities             4,638           4,118
Interest on deposits in banks                             79             120

   Total Interest Income                             $13,185         $12,220

INTEREST EXPENSE
Interest on deposits                                 $ 5,864         $ 5,483
Interest on short-term borrowings                        185             176
Interest on long-term borrowings                         390             439

   Total Interest Expense                            $ 6,439         $ 6,098


Net interest income                                  $ 6,746         $ 6,122
Provision for loan losses                                135             117

Net Interest Income After Provision
   for Loan Losses                                   $ 6,611         $ 6,005

OTHER INCOME
Service charges on deposit accounts                  $   423         $   395
Other non-interest income                                356             259
Investment securities gains (losses) net                  (2)            (25)

   Total Other Income                                $   777         $   629

OTHER EXPENSES
Salaries and employee benefits                       $ 1,792         $ 1,656
Net occupancy and fixed asset expense                    565             574
Other non-interest expense                               974           1,218

   Total Other Expenses                              $ 3,331         $ 3,448

Income before income taxes                           $ 4,057         $ 3,186
Applicable income tax (benefit)                          804             681

Net Income                                           $ 3,253         $ 2,505


Net Income Per Weighted Share Outstanding            $  3.72         $  2.86

See Accompanying Notes to Financial Statements


                            FIRST KEYSTONE CORPORATION

                               STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED September 30, 1996 AND 1995
                                   (Unaudited)

(Amounts in thousands, except per share data)

                                                       1996            1995

INTEREST INCOME
Interest and fees on loans                            $2,870          $2,734
Interest and dividend income on securities             1,670           1,516
Interest on deposits in banks                              2              47

   Total Interest Income                              $4,542          $4,297


INTEREST EXPENSE
Interest on deposits                                  $1,952          $1,982
Interest on short-term borrowings                         80              67
Interest on long-term borrowings                         126             147

   Total Interest Expense                             $2,158          $2,196


Net interest income                                   $2,384          $2,101
Provision for loan losses                                 45              43

Net Interest Income After Provision for Loan Losses   $2,339          $2,058


OTHER INCOME
Service charges on deposit accounts                   $  152          $  139
Other non-interest income                                110              92
Investment securities gains (losses) net                   0              (2)

   Total Other Income                                 $  262          $  229


OTHER EXPENSES
Salaries and employee benefits                        $  603          $  537
Net occupancy and fixed asset expense                    177             198
Other non-interest expense                               315             302

   Total Other Expenses                               $1,095          $1,037

Income before income taxes                            $1,506          $1,250
Applicable income tax (benefit)                          314             271

Net Income                                            $1,192          $  979

Net Income Per Weighted Share Outstanding             $ 1.36          $ 1.12

See Accompanying Notes to Financial Statements


                            FIRST KEYSTONE CORPORATION

                             STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED September 30, 1996 AND 1995
                                   (Unaudited)

(Amounts In Thousands)
                                                       1996           1995

OPERATING ACTIVITIES
Net income                                          $  3,253        $  2,505
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Provision for loan losses                             135             117
   Provision for depreciation                            218             243
   Premium amortization on investment
     securities                                          112             191
   Discount accretion on investment
     securities                                          (64)           (112)
   (Gain) loss on sales of investment
     securities                                            2              25
   (Gain) loss on sales of other real
     estate owned                                          0              38
   Deferred income tax (benefit)                          44              43
   (Increase) decrease in interest
      receivable and other assets                       (107)           (802)
   Increase (decrease) in interest payable,
     accrued expenses and other liabilities              193             587

   NET CASH PROVIDED BY OPERATING ACTIVITIES        $  3,786        $  2,835

INVESTING ACTIVITIES
   Purchases of investment securities
     available-for-sale                             $(35,238)       $(28,904)
   Proceeds from sales of investment
     securities available for sale                    15,579          12,646
   Proceeds from maturities and redemptions
     of investment securities available
     for sale                                          3,536           3,063
   Purchase of investment securities
     held-to-maturity                                   (996)         (5,608)
   Proceeds from maturities and redemption
     of investment securities held to maturity         2,672           6,114
   Net (increase) decrease in loans                   (4,535)         (8,255)
   Proceeds from sale of other real estate owned           0             197
   Purchase of premises and equipment                    (50)           (261)
   Proceeds from sale of loans                            65               0

   NET CASH USED BY INVESTING ACTIVITIES            $(18,967)       $(21,008)

FINANCING ACTIVITIES
   Net increase (decrease) in deposits              $ 11,112        $ 16,361
   Net increase (decrease) in short-term borrowings    1,613             566
   Net increase (decrease) in long-term borrowings     2,000             500
   Cash dividends                                       (832)           (703)

   NET CASH PROVIDED BY FINANCING ACTIVITIES        $ 13,893        $ 16,724
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENT                                  $ (1,288)       $ (1,449)
CASH AND CASH EQUIVALENTS, BEGINNING                   6,620           5,296

CASH AND CASH EQUIVALENTS, ENDING                   $  5,332        $  3,847


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during period for
     Interest                                       $  6,419        $  5,706
     Income Taxes                                        777             641

See Accompanying Notes to Financial Statements

                            FIRST KEYSTONE CORPORATION

                    CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                                September 30, 1996
                                   (Unaudited)



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


Note 3.

     The results of operations for the nine-month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.


Note 4.

     Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period retroactively adjusted to reflect stock dividends; 1996 - 875,595 shares and 1995 - 875,595 shares.


Note 5.

     Loans are stated at their outstanding unpaid principal balances, net of any deferred fees or costs, unearned income and the allowance for loan losses. Interest on loans is accrued on the principal amount outstanding, primarily on an actual day basis. Non-refundable loan fees and certain direct costs are deferred and amortized over the life of the loans using the interest method. The amortization is reflected as an interest yield adjustment, and the deferred portion of the net fees and costs is reflected as a part of the loan balance.
     Non-Accrual Loans - Generally, a loan (including a loan impaired under Statement of Financial Accounting Standards No. 114) is classified as non-accrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Potential problem loans are identified by management as a part of its loan review process.

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


     The following table presents the changes in the allowance for loan losses:

Balance at January 1, 1996                               $2,015
Provisions charged to corporation                           135
Loans charged-off                                          (219)
Recoveries                                                   28

Balance at September 30, 1996                            $1,959


     At September 30, 1996, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $365,146, which were all non-accrual loans. The related allowance for loan losses for the impaired loans utilizing standards provided in Statement No. 114 is $140,838. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.


Note 6.

     On January 4, 1996, the Board of Directors declared a 10% stock dividend paid February 16, 1996, to Shareholders of Record January 4, 1996. The stock dividend was valued based on the market price of $37.00 per share on January 4, 1996. A total of 80,718 shares were issued as a result of the stock dividend with a total value of $2,991,188 including cash in lieu of fractional shares. Shown below is a summary of stockholders' equity through September 30, 1996, showing the effect of the dividend.


                                     COMMON          COMMON
                                     SHARES           STOCK        SURPLUS

BALANCE AT JANUARY 1, 1996          808,429          $1,617        $3,829

Net income                                0               0             0
Cash dividends - $.93
   per share                              0               0             0
10% stock dividend                   80,718             161         2,825
Dividends paid in lieu of
   fractional shares                      0               0             0
Change in unrealized gain
   (loss) on investment
   securities available
   for sale                               0               0             0

BALANCE AT SEPTEMBER 30, 1996       889,147          $1,778        $6,654


                                                 NET UNREALIZED
                                                   GAIN (LOSS)
                                                  ON INVESTMENT
                                                   SECURITIES
                                    RETAINED        AVAILABLE
                                    EARNINGS        FOR SALE        TOTAL

BALANCE AT JANUARY 1, 1996          $17,889         $ 2,064       $25,399

Net income                            3,253               0         3,253
Cash dividends - $.93
   per share                           (827)              0          (827)
10% stock dividend                   (2,986)              0             0
Dividends paid in lieu of
   fractional shares                     (5)              0            (5)
Change in unrealized gain
   (loss) on investment
   securities available
   for sale                               0          (1,502)       (1,502)

BALANCE AT SEPTEMBER 30, 1996       $17,324          $  562       $26,318



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

                            FIRST KEYSTONE CORPORATION
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATION

                                September 30, 1996



FINANCIAL CONDITION

 Total assets of the Corporation increased by $15,115,000 from December 31, 1995, to September 30, 1996, to a level of $241,148,000. The increase in total assets was largely a result of total deposits increasing to $198,432,000, up $11,112,000 from December 31, 1995 and total borrowings increasing by $3,613,000.

 The increase in deposits and borrowings were used principally to fund an increase in available for sale securities along with a small increase in loans. Loans, net of unearned income increased $3,387,000 from year-end 1995 to September 30, 1996. Available-for-sale securities increased $14,870,000 on an estimated fair market value basis from year-end 1995 to September 30, 1996. A reduction of $1,940,000 in interest bearing deposits with banks and a reduction of $2,741,000 in investment securities held-to-maturity were the other significant balance sheet changes.


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

RESULTS OF OPERATIONS

 Net income for the third quarter or the three months ended September 30, 1996, was $1,192,000, an increase of 21.8% over the third quarter of 1995.
The increase resulted in net income for the nine months ended September 30, 1996, of $3,253,000, an increase of $748,000, or 29.9% over the same period in 1995.

 For the nine months ended September 30, 1996, net interest income, our primary source of net income, increased $624,000, or 10.2% over the same period in 1995. With an increase in actual loan losses, our provision increased to $135,000 as of September 30, 1996, from $117,000 in 1995. Other income increased $148,000 in the first nine months of 1996 over 1995, because of an increase in service charges on deposit accounts and other non-interest
(fee) income. Total other expenses fell $117,000, or 3.4% as of September 30, 1996, compared to September 30, 1995. The majority of the decrease relates to the savings realized on FDIC insurance premiums.

 Net income per weighted share outstanding was $3.72 for the nine months ended September 30, 1996, as compared to $2.86 in 1995. We remain committed to increase net interest income through the generation of quality loans. Continued loan growth, together with manageable loan losses and limited increases in other expenses, will provide the foundation for strong net income results throughout 1996 and into 1997.

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



                                FIRST KEYSTONE CORPORATION
                                Registrant



Date:  November 12, 1996        /s/ J. GERALD BAZEWICZ
                                J. Gerald Bazewicz
                                President and
                                Chief Executive Officer



Date:  November 12, 1996        /s/ DAVID R. SARACINO
                                David R. Saracino
                                Treasurer/Assistant Secretary
                                (Principal Accounting Officer)