Form 10KSB
period 1996-12-31
FIRST KEYSTONE CORP
filed 1997-03-28
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

Or

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file Number:  2-88927

                      FIRST KEYSTONE CORPORATION
            (Name of small business issuer in its charter)

PENNSYLVANIA                                 23-2249083
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

111 West Front Street, Berwick,              18603
Pennsylvania
(Address of principal executive              (Zip Code)
offices)

Issuer's telephone number, including area code:  (717) 752-3671

Securities registered pursuant to Section 12(b) of the Act:  Not
Applicable

Securities registered pursuant to Section 12(g) of the Act:  Not
Applicable

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No______

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the year ended December 31, 1996, are $18,838,239.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price as of March 4, 1997, is $26,611,473.

     The number of shares outstanding of the issuer's Common Stock, as of March 4, 1997, was 889,147 shares of Common Stock, par value $2.00 per share.

                  DOCUMENTS INCORPORATED BY REFERENCE
Parts I and III        -    Definitive Proxy Statement, Notice of Annual
                            Meeting and Form of Proxy for the Annual
                            Meeting of Shareholders to be held April 15,
                            1997.
Part II        -       Excerpts from Annual Report to Shareholders
                       for Fiscal Year Ended December 31, 1996.

                      FIRST KEYSTONE CORPORATION
                              FORM 10-KSB

                                PART I


ITEM 1.   DESCRIPTION OF THE BUSINESS

        General

        First Keystone Corporation (the "Corporation"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System
(the "Federal Reserve Board").  The Corporation was incorporated on
July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of The First National Bank of Berwick (the "Bank"). Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. The Corporation has one wholly-owned subsidiary, the Bank. At December 31, 1996, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $242.6 million, $198.5 million and $27.5 million, respectively.

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

        Supervision and Regulation - Corporation

        The Corporation is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and of state securities laws administrators for matters relating to the offering and sale of its securities. The Corporation is currently subject to the SEC's rules and regulations relating to periodic reporting in accordance with
Section 13 of the Securities Exchange Act of 1934. Furthermore, the Corporation qualifies as a "small business issuer" as that term is defined under Item 10 of Regulation S-B of the SEC, and has elected to make its SEC filings under the disclosure requirements afforded to small business issuers.

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

        On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branch Act"). The legislation permits interstate banking twelve months after its enactment into law. Bank holding companies, pursuant to an amendment to the Bank Holding Company act, can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10 percent of the deposits in the United States, or 30 percent of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require that the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company. Interstate branching and merging of existing banks is permitted after three years from the enactment of the Interstate Banking and Branching Act, if the bank is adequately capitalized and demonstrates good management. Branch merging will be permitted earlier if a state undertakes to enact a law which allows it and states may also enact a law to permit banks to branch de novo. See also, pages 17 and 18 of Corporation's Annual Report to Shareholder's for the year ended December 31, 1996, which pages are included in Exhibit 13. The Interstate Banking and Branching Act also amends the International Banking Act to allow a foreign bank to establish and operate a federal branch or agency upon approval of the appropriate federal and state banking regulator. As a national bank, the Bank currently can relocate its main office across state lines by utilizing a provision in the National Bank Act which permits such relocation to a location not more than thirty miles from its existing main office. In effect, a national bank can thereby move across state lines as long as the relocation does not exceed thirty miles, and also retain as branches the offices located in the original state.

        The Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (the "OCC") have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8 percent (of which at least 4 percent must be in the form of common stockholders' equity). Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. On the basis of an analysis of the rules and the projected composition of the Corporation's consolidated assets, it is not expected that such risk-based capital rules will have a material effect on the Corporation's business and capital plans. The Bank has capital ratios exceeding the regulatory requirements.

        Regulatory Capital Requirements



        The following table presents the Corporation's capital ratios at December 31, 1996:

Tier I Capital                                              $ 26,323,000
Tier II Capital                                                1,712,000

Total Capital                                               $ 28,035,000

Adjusted Total Average Assets                               $242,170,000
Total Adjusted Risk-Weighted Assets <F1>                     136,425,000

Tier I Risk-Based Capital Ratio <F2>                              19.29%
Required Tier I Risk-Based Capital Ratio                           4.00%
Excess Tier I Risk-Based Capital Ratio                            15.29%

Total Risk-Based Capital Ratio <F3>                               20.55%
Required Total Risk-Based Capital Ratio                            8.00%
Excess Total Risk-Based Capital Ratio                             12.55%

Tier I Leverage Ratio <F4>                                        10.87%
Required Tier I Leverage Ratio                                     3.00%
Excess Tier I Leverage Ratio                                       7.87%
_________________________

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


   As of January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."
The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets. An impairment loss must be recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset so determined. Implementation of this Statement by the Corporation did not result in any impairment losses.

   The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of the Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses.

   Pending Legislation

   Various congressional bills and other proposals have proposed a sweeping overhaul of the banking system, including provision for: limitations on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the power of banks by removing the restriction on bank underwriting activities; and tightening the regulation of bank derivatives activities; allowing commercial enterprises to own banks. Set forth below are some of the proposals advanced by the federal banking agencies.

   Management has no way of anticipating whether these measures will be enacted or if enacted, their impact on the Company's financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business. See also, the information under the caption "Regulatory Matters" appearing on page 18 of Registrant's 1996 Annual Report, which page is included in
Exhibit 13.

   Effects of Inflation

   Inflation has some impact on the Corporation's and the Bank's operating costs. Unlike many industrial companies, however, substantially all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Corporation's and the Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

   Effect of Government Monetary Policies

   The earnings of the Corporation are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

   The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulations of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

   Environmental Regulation

   There are several federal and state statutes that regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable, under certain circumstances, for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the Bank. Currently, neither the Corporation nor the Bank is a party to any pending legal proceeding pursuant to any environmental statute, nor are the Corporation and the Bank aware of any circumstances that may give rise to liability under any such statute.

   History and Business - Bank

   The Bank's legal headquarters are located at 111 West Front
Street, Berwick, Pennsylvania.

   As of December 31, 1996, the Bank had total assets of $241,381,942, total shareholders' equity of $26,000,321 and total deposits and other liabilities of $215,381,621.

   The Bank engages in a full-service commercial banking business, including accepting time and demand deposits, and making secured and unsecured commercial and consumer loans. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law.

   At December 31, 1996, the Bank had seventy-five (75) full-time employees and twenty-nine (29) part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

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

   Under the Federal Deposit Insurance Act ("FDIA"), the OCC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe or unsound banking practice or would otherwise be in violation of the law. Moreover, the Financial Institutions Regulatory and Interest Rate Control Act of 1978 ("FIRA") generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts the relationships of management personnel of a bank with securities companies and securities dealers. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has given sixty (60) days prior written notice and within that time has not disapproved the acquisition or otherwise extended the period for disapproval. Control for purposes of FIRA means the power to direct, either directly or indirectly, the management or policies or to vote twenty-five percent (25%) or more of any class of outstanding stock of a financial institution or its respective holding company. A person or group holding revocable proxies to vote twenty-five percent (25%) or more of the outstanding common stock of a financial institution or holding company would presumably be deemed to control the institution for purposes of FIRA.

   Under the Community Reinvestment Act of 1977, as amended ("CRA"), the OCC is required to assess the record of all financial institutions regulated by it to determine is these institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve and to take this record into account in its evaluation of any application made by any of such institutions for, among other things, approval of a branch or other deposit facility, office relocation, a merger or any acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended (see below) the CRA to require, among other things, that the OCC make publicly available the evaluation of a bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating ("outstanding", "satisfactory", "needs to improve", or "substantial noncompliance") and a statement describing the basis for the rating. These ratings are publicly disclosed.

   In April 1995, regulators revised CRA with an emphasis on performance over process and documentation. Under the revised rules, the five-point rating scale is still utilized; however, the 12 assessment factors have been replaced with a three-prong test. A bank's compliance is determined by a three-prong test whereby examiners assign a numerical score for a bank's performance in each of three areas: lending, service and investment. The area of lending is weighted to increase its importance in the application of the test. The rule became effective July 1, 1995.

   When rating a bank in the area of lending, regulators examine the number and amount of loan originations, the location of where the loans were made, and the income levels of the borrowers. Although banks, under the revised rules, are not required to make loans in every area, if there are apparent tracts in which there is little lending, examiners will focus their investigations in that area.

   The service prong evaluates how a bank delivers its products to the community through branching. As with lending, banks are not required to branch in every area, although conspicuous gaps will be investigated.

   The third prong, investment in community, examines how the bank meets the investment needs in the community within which it operates. Assessment of investment is accomplished using a "performance context" pursuant to which regulators meet with civic, community and bank officials in order to determine the credit needs of the community.

   Expanded Home Mortgage Disclosure Act reporting requirements were also approved for large banks and thrifts which require reporting of census tract data on mortgagees made outside of the delineated communities. In addition, effective March 1, 1997, institutions with assets above $250 million will be required to report their aggregate small business loans made by geographic region.

   Independent banks with total assets of less than $250 million and bank subsidiaries with total assets of less than $250 million that have holding companies with total assets of less than $1 billion will be subjected to less stringent CRA examinations.

   Under the new regulation, banks will enjoy a reduction in compliance burden. Specifically, banks are not required to keep extensive documentation to prove that directors have participated in the drafting and review of CRA policies. A formal CRA statement does not have to be prepared. The efforts banks make to market low- and moderate-income communities do not have to be documented, nor will banks have to justify the basis for their community delineation or the methods utilized to determine the credit needs of the community.

   Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

   An omnibus federal banking bill, known as the Competitive
Equality Banking Act ("CEBA"), was signed into law in August of 1987. Included in the legislation were measures: (1) imposing certain restrictions on transactions between banks and their affiliates; (2) expanding the powers available to Federal bank regulators in assisting failed or failing banks; (3) limiting the amount of time banks may hold certain deposits prior to making such funds available for withdrawal and any interest thereon; and (4) requiring that any adjustable rate mortgage loan secured by a lien on a one-to-four family dwelling include a limitation on the maximum rate at which interest may accrue on the principal balance during the term of such loan. This legislation has not had a material adverse effect on the Bank's operations or its competitive position.

   On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. Under FDICIA, institutions must be classified in one of five defined categories as illustrated below (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).





                          Total        Tier 1                      Under a
                          Risk-        Risk-        Tier 1         Capital
                          Based        Based        Leverage       Order or
                          Ratio        Ratio        Ratio          Directive

CAPITAL CATEGORY
Well capitalized          >/= 10.0     >/= 6.0     >/= 5.0           No
Adequately
   capitalized            >/=  8.0     >/= 4.0     >/= 4.0 <F1>
Undercapitalized          <  8.0       < 4.0       < 4.0 <F1>
Significantly
   undercapitalized       <  6.0       < 3.0       < 3.0
Critically
   undercapitalized                                </= 2.0

<F1>
3.0 for those banks having the highest available regulatory rating.



   In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: (1) the institution by a bank of a capital restoration plan and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver.
For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval.

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

   A separate subtitle within FDICIA, called the "Bank Enterprise
Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision, the Bank is required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield.
There are some operational costs of complying with the Truth-In-Savings law.

   Management believes that full implementation of FDICIA has had no material impact on liquidity, capital resources or reported results of operation. If FDIC insurance premium assessments increase in the future, Management believes such future increase many have a material impact on future reported results of operations.

   The Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") was enacted in August of 1989. This law as enacted primarily to improve the supervision of savings associations by strengthening capital, accounting and other supervisory standards. In addition, FIRREA reorganized the FDIC by creating two deposit insurance funds to be administered by the FDIC: the Savings Association Insurance Fund and the Bank Insurance Fund. Customers' deposits held by the Bank are insured under the Bank Insurance Fund. FIRREA also regulates real estate appraisal standards and the supervisory/enforcement powers and penalty provisions in connection with the regulation of the Bank.

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

   Concentration

   The Corporation and Bank are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of whom would have a materially adverse effect on the financial condition of the Corporation or the Bank.


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

2nd & Market Streets,        Owned        Land Area     No buildings, held
Berwick                                                 for possible
                                                        expansion.
                                          1.45 Acres    Present use,
                                                        parking.

701 Freas Avenue,
Berwick                      Owned        3,744         Banking services.

2401 New Berwick
Highway, Bloomsburg          Leased       2,000         Banking services.
                             Annual
                             Rental
                             $21,800

U.S. Route 11 &              Owned        Land Area     No buildings, held
Central Road,                             1.11 Acres    for expansion.
Bloomsburg                                              Present use,
                                                        rental.

Third & Race Streets,        Owned        2,500         Banking services.
Mifflinville

Luzerne County, PA

Salem Township               Owned        3,700         Banking services.
Post Office Address -
400 Fowler Avenue,
Berwick

West Third Street,           Leased       2,300         Banking services.
Nescopeck                    Annual
                             Rental
                             $8,400



    It is Management's opinion that the facilities currently utilized are suitable and adequate for the Corporation's current and immediate future purposes.


ITEM 3.  LEGAL PROCEEDINGS

    The information under the caption "Legal Matters" appearing on page 17 of the Corporation's Annual Report to Shareholder's for the year ended December 31, 1996, which page is included in Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 3.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.



                                Part II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

    The Corporation's Common Stock is traded on a limited basis in the local over-the-counter market. The following table sets forth:
(1) the quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported by the management of the Corporation and (2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1995. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission, and may not necessarily reflect actual transactions.




                                     Stock Prices
                                                           Dividends
                               High         Low            Declared
1995:
First quarter                  $31.82       $31.82         $.27
Second quarter                 $31.82       $31.82         $.27
Third quarter                  $33.64       $31.82         $.27
Fourth quarter                 $33.64       $33.64         $.28

1996:
First quarter                  $37.00       $33.64         $.31
Second quarter                 $37.00       $37.00         $.31
Third quarter                  $37.00       $37.00         $.31
Fourth quarter                 $37.00       $37.00         $.36



   As of December 31, 1996, the Corporation had approximately 492 shareholders of record.

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

   The OCC has issued rules governing the payment of dividends by national banks. Consequently, the Bank, which is subject to these rules, may not pay dividends from capital (unimpaired common and preferred stock outstanding) but only from retained earnings after deducting losses and bad debts therefrom. "Bad debts" are defined as matured obligations in which interest is past due and unpaid for ninety (90) days, but do not include well-secured obligations that are in the process of collection. Previously, the Bank was permitted to add the balances in its allowance for loan and lease losses in determining retained earnings, but the OCC's regulations now prohibit that practice. However, to the extent that (1) the Bank has capital surplus in an amount in excess of common capital and (2) the Bank can prove that such surplus resulted from prior period earnings, the Bank, upon approval of the OCC, may transfer earned surplus to retained earnings and thereby increase its dividend capacity.

   If, however, the Bank has insufficient retained earnings to pay a dividend, the OCC's regulations allow the Bank to reduce its capital to a specified level and to pay dividends upon receipt of the approval of the OCC, as well as the approval of the holders of two-thirds of the outstanding shares of the Corporation's Common Stock. The Bank is allowed to pay dividends no more frequently than quarterly. Moreover, the Bank must obtain the OCC's approval before paying a dividend, if the total of all dividends declared by the Bank in any calendar year would exceed the total of (1) the Bank's net profits for that year plus (2) its retained net profits for the preceding two years less
(3) any required transfers to surplus or to a fund for the retirement of preferred stock.

   The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C. Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice. As of December 31, 1996, there was $5,457,319 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

   The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 25 through 37 of the Corporation's Annual Report to Shareholder's for the year ended December 31, 1996, which pages are included in Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 6.


ITEM 7.   FINANCIAL STATEMENTS

   The Corporation's Consolidated Financial Statements and notes thereto appearing on pages 4 through 23 of the Corporation's Annual Report to Shareholder's for the year ended December 31, 1996, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                               PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The information under the captions "Information As To Nominees, Directors and Executive Officers," "Compliance with Section 16(a) of the Securities Act of 1934," "Principal Officers of the Corporation," and "Principal Officers of the Bank" appearing on pages 5, 7, 10, and 11, respectively in the Corporation's Definitive Proxy Statement, filed at Exhibit 99 hereto, are incorporated in their entirety by reference in response to this Item 9.

ITEM 10.  EXECUTIVE COMPENSATION

   The information under the caption "Executive Compensation" appearing on pages 7 through 9 of the Corporation's Definitive Proxy Statement, filed as Exhibit 99 hereto, is incorporated in its entirety by reference in response to this Item 10.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   The information under the caption "Principal Beneficial Owners of the Corporation's Stock" appearing on pages 2 through 4 of the Corporation's Definitive Proxy Statement, filed as Exhibit 99 hereto, is incorporated in its entirety by reference in response to this Item 11.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information under the caption "Certain Transactions" appearing on page 10 of the Corporation's Definitive Proxy Statement, filed as Exhibit 99 hereto, is incorporated in its entirety by reference in response to this Item 12.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits required by Item 601 of Regulation S-B:




Exhibit Number Referred to
Item 601 of Regulation S-B   Description of Exhibit

3i                           Articles of Incorporation, as
                             amended, of First Keystone
                             Corporation, are incorporated herein
                             by reference to Exhibit 3i to the
                             Corporation's Annual Report on Form
                             10-KSB for the year ended December
                             31, 1996.
3ii                          By-Laws, as amended, of First
                             Keystone Corporation, are
                             incorporated herein by reference to
                             Exhibit 3ii to the Corporation's
                             Annual Report on Form 10-KSB for the
                             year ended December 31, 1996.
11                           Computation of Earnings Per Share
                             incorporated by reference to Exhibit
                             11 to the Corporation's Annual
                             Report on Form 10-KSB for the year
                             ended December 31, 1996.
13                           Excerpt from Annual Report to
                             Shareholders for Fiscal Year Ended
                             December 31, 1996.




Exhibit Number Referred to
Item 601 of Regulation S-B   Description of Exhibit

21                           List of Subsidiaries of the
                             Corporation (Incorporated by
                             reference to Exhibit 22 to the
                             Corporation's Annual Report on Form
                             10-KSB for the year ended December
                             31, 1996.
23                           Consent of Independent Auditors.
27                           Financial Data Schedule.
99                           Definitive Proxy Statement, Notice
                             of Annual Meeting and Form of Proxy
                             for the Annual Meeting of
                             Shareholders to be held April 15,
                             1997.




        (b)  Reports on Form 8-K.


   The Corporation has filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                              SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST KEYSTONE CORPORATION
   (Issuer)


By:      /s/ J. Gerald Bazewicz
        J. Gerald Bazewicz
        President and Chief Executive Officer

Date:   March 18, 1997


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ John L. Coates
        John L. Coates
        Secretary and Director

Date:   March 18, 1997



By:      /s/ J. Gerald Bazewicz
        J. Gerald Bazewicz
        President, Chief Executive
        Officer and Director
        (Chief Executive Officer
            and Principal Financial Officer)

Date:   March 18, 1997

By:      /s/ John E. Arndt
        John E. Arndt
        Director

Date:   March 18, 1997



By:      /s/ Budd L. Beyer
        Budd L. Beyer
        Director

Date:   March 18, 1997



By:      /s/ Robert E. Bull
        Robert E. Bull
        Chairman of the Board
           and Director

Date:   March 18, 1997



By:      /s/ Dudley P. Cooley
        Dudley P. Cooley
        Director

Date:   March 18, 1997



By:      /s/ Frederick E. Crispin, Jr.
        Frederick E. Crispin, Jr.
        Director

Date:   March 18, 1997

<PAGE



By:      /s/ Stanley E. Oberrender
        Stanley E. Oberrender
        Director

Date:   March 18, 1997



By:      /s/ David R. Saracino
        David R. Saracino
        Treasurer and Assistant Secretary
        (Principal Accounting Officer)

Date:   March 18, 1997



By:      /s/ F. Stuart Straub
        F. Stuart Straub
        Director

Date:   March 18, 1997



By:
        Robert J. Wise
        Director

Date:   March 18, 1997



                             INDEX TO EXHIBITS

Exhibit     Description                                             Page

3i          Articles of Incorporation, as amended                   22


3ii         By-Laws, as amended                                     23


11          Compensation of Earnings Per Share                      24
                Summary of Selected Financial Data                   2
                Per Share Data                                      10


13          Excerpt from Annual Report to Shareholders for
            Fiscal Year Ended December 31, 1996                     25
               Legal Matters                                        17
               Regulatory Matters                                   18
               Consolidated Financial Statements and Notes          4-23
               Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operation                                         25-37


21          List of Subsidiaries of the Issuer                      26

23          Consent of Independent Auditors                         27

27          Financial Data Schedule                                 28


99          Definitive Proxy Statement, Notice of
            Annual Meeting and Form of Proxy for
            the Annual Meeting of Shareholders
            to be held April 15, 1997                               29
                Principal Beneficial Owners of the
                   Corporation's Stock                              2-4
                Information as to Nominees, Directors,
                   and Executive Officers                           5
                Compliance with Section 16(a) of the
                   Securities Act of 1934                           7
                Executive Compensation                              7-9
                Certain Transactions                                10
                Principal Officers of the Corporation               10
                Principal Officers of the Bank                      11


CVR         Cover letter to the SEC

