Form 10-Q
period 1997-03-31
FIRST KEYSTONE CORP
filed 1997-05-15
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

Commission File Number: 2-88927

                      FIRST KEYSTONE CORPORATION
        (Exact name of registrant as specified in its charter)


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

Common Stock, $2 Par Value, 889,147 shares as of March 31, 1997.

                    PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                      FIRST KEYSTONE CORPORATION
                            BALANCE SHEETS
                              (Unaudited)


(Amounts in thousands, except per share data)

                                                     March        December
                                                      1997          1996
ASSETS
Cash and due from banks                             $  5,703       $  5,147
Interest bearing deposits with banks                   4,870             32
Available-for-sale securities carried
    at estimated fair value                           79,842         81,146
Investment securities, held to
    maturity securities, estimated
    fair value of $19,180 and $19,955                 19,421         20,080
Loans, net of unearned income                        137,229        133,261
Allowance for loan losses                             (2,295)        (2,267)

Net loans                                           $134,934       $130,994
Bank premises and equipment                            2,923          2,881
Other real estate                                         46             46
Interest receivable                                    1,953          1,959
Other assets                                             659            272

   Total Assets                                     $250,351       $242,557

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                             $ 17,852       $ 17,805
   Interest bearing                                  185,417        180,741

   Total deposits                                   $203,269       $198,546

Short-term borrowings                                  5,099          5,121
Long-term borrowings                                  13,000         10,000
Accrued expenses                                       1,475          1,128
Other liabilities                                         89            289

   Total Liabilities                                $222,932       $215,084

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  1,778       $  1,778
Surplus                                                6,655          6,655
Retained earnings                                     18,702         17,890
Unrealized gain (loss) on investment
   securities available
   for sale, net of taxes                                284          1,150

    Total Stockholders' Equity                      $ 27,419       $ 27,473

    Total Liabilities and
       Stockholders' Equity                         $250,351       $242,557


See Accompanying Notes to Financial Statements


                      FIRST KEYSTONE CORPORATION
                         STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


(Amounts in thousands except per share data)

                                                      1997           1996
INTEREST INCOME
Interest and fees on loans                            $2,986         $2,801
Interest and dividend income
   on securities                                       1,611          1,405
Interest on deposits in banks                             11             47

   Total Interest Income                              $4,608         $4,253

INTEREST EXPENSE
Interest on deposits                                  $1,997         $1,955
Interest on short-term borrowings                         78             49
Interest on long-term borrowings                         162            125

   Total Interest Expense                             $2,237         $2,129

Net interest income                                   $2,371         $2,124
Provision for loan losses                                 50             25

Net Interest Income After
   Provision for Loan Losses                          $2,321         $2,099

OTHER INCOME
Service charges on deposit accounts                   $  146         $  130
Other non-interest income                                139            109
Investment securities gains
   (losses) net                                            6              1

   Total Other Income                                 $  291         $  240

OTHER EXPENSES
Salaries and employee benefits                        $  659         $  617
Net occupancy and fixed asset expense                    192            207
Other non-interest expense                               364            331

   Total Other Expenses                               $1,215         $1,155

Income before income taxes                            $1,397         $1,184
Applicable income tax (benefit)                          274            216

Net Income                                            $1,123         $  968

Net Income Per Weighted Share
   Outstanding                                        $ 1.26         $ 1.09

See Accompanying Notes to Financial Statements


                      FIRST KEYSTONE CORPORATION
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


(Amounts in thousands)
                                                       1997          1996
OPERATING ACTIVITIES
Net income                                            $ 1,123      $    968
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Provision or loan losses                                50            25
   Provision for depreciation and
      amortization                                         77            79
   Premium amortization on investment
      securities                                           33            47
   Discount accretion on investment
      securities                                          (31)          (21)
   (Gain) loss on sales of investment
      securities                                           (6)           (1)
   Deferred income tax (benefit)                           (7)           18
   (Increase) decrease in interest
      receivable and other assets                        (201)         (181)
   Increase (decrease) in interest
      payable, accrued expenses and
      other liabilities                                   415           165

   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                      $ 1,453      $  1,099

INVESTING ACTIVITIES
   Purchases of investment securities
      available for sale                              $(5,778)     $(18,561)
   Proceeds from sales of investment
      securities available for sale                     4,217         5,299
   Proceeds from maturities and
      redemptions of investment
      securities available for sale                     1,584         1,441
   Purchase of investment securities
      held to maturity                                      0          (996)
   Proceeds from maturities and
      redemption of investment
      securities held to maturity                         638         1,029
   Proceeds from sales of loans                             0            65
   Net (increase) decrease in loans                    (3,990)          690
   Purchase of premises and equipment                    (120)          (33)

   NET CASH USED BY INVESTING ACTIVITIES              $(3,449)     $(11,066)

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                $ 4,723      $  4,737
   Net increase (decrease) in
      short-term borrowings                               (22)        2,696
   Net increase (decrease)in long-term
      borrowings                                        3,000         1,000
   Cash dividends                                        (311)         (280)

   NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                      $ 7,390      $  8,153

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENT                                    $ 5,394      $ (1,814)
CASH AND CASH EQUIVALENTS, BEGINNING                    5,179         6,620

CASH AND CASH EQUIVALENTS, ENDING                     $10,573      $  4,806

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
   Cash paid during period for
     Interest                                         $ 2,183      $  2,079
     Income Taxes                                           0           102

See Accompanying Notes to Financial Statements

                      FIRST KEYSTONE CORPORATION
              CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                            March 31, 1997
                              (Unaudited)


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


Note 3.

     The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.


Note 4.

     Net income per share of common stock for the interim periods is based on the weighted average number of shares outstanding for each period; 1997 and 1996 - 889,147 shares.


Note 5.

LOANS
     Loans are stated at their outstanding principal balances, net of any deferred fees or costs, unearned income, and the allowance for loan losses. Interest on installment loans is recognized as income over the term of each loan, generally, by the "actuarial method". Interest on other loans is primarily recognized based upon the principal amount outstanding. Loan origination fees and certain direct loan origination costs have been deferred and the net amount amortized using the interest method over the contractual life of the related loans as an interest yield adjustment.

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

When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Potential problem loans are identified by management as a part of its loan review process.

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

     The Corporation adheres to the principles provided by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan as amended by Statement of Financial Accounting Standards No. 118, "Accounting by creditors for Impairment of a Loan - Income Recognition and Disclosure." Under these standards, the allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Statement No. 118 allows the continued use of existing methods for income recognition on impaired loans and amends disclosure requirements to require information about the recorded investment in certain impaired loans and related income recognition on those loans. The allowance for loan losses is maintained at a level by management to be adequate to absorb estimated potential loan losses. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation's past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. this evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.



     The following table presents the changes in the allowance for credit losses:

Balance at January 1, 1997                              $2,267
Provisions charged off                                      50
Loans charged off                                          (30)
Recoveries                                                   8

Balance at March 31, 1997                               $2,295



     At March 31, 1997, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $117,087. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.


Note 6.

     On April 15, 1997, the Board of Directors declared a 10% stock dividend payable May 16, 1997, to shareholders of record May 2, 1997. The stock dividend was valued based on the market price of $37.00 per share on May 2, 1997. A total of 88,762 shares were issued as a result of the stock dividend with a total value of $3,289,844, including cash in lieu of fractional shares.


                                    Common         Common
                                    Shares          Stock         Surplus

Balance at January 1, 1997            889,147      $1,778,294      $6,654,396

Net Income                                -             -               -
Cash dividends - $.35
   per share                              -             -               -
Change in unrealized gain
   (loss) on investment
   securities available
   for sale                               -             -               -

Balance at March 31, 1997             889,147      $1,778,294      $6,654,396



                                               Net Unrealized
                                                 Gain (Loss)
                                                on Investment
                                                 Securities
                                   Retained      Available
                                   Earnings        For Sale        Total

Balance at January 1, 1997         $17,889,923     $1,150,382     $27,472,995

Net Income                                          1,123,083
Cash dividends - $.35
   per share                                         (311,201)
Change in unrealized gain
   (loss) on investment
   securities available
   for sale                                          (866,311)

Balance at March 31, 1997          $18,701,805     $  284,072     $27,418,567





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


Note 8.

     The consolidated interim financial statements have been prepared in accordance with requirements of From 10-Q and therefore does not include all the disclosures normally required by generally accepted accounting principles, or those normally made in the Corporation's annual 10-KSB filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10-KSB for the period ended December 31, 1996, filed with the Securities and Exchange Commission.

Item 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and Results of Operation as of March 31, 1997



FINANCIAL CONDITION

     Total assets of the Corporation increased by $7,794,000 from December 31, 1996, to March 31, 1997, to a level of $250,351,000.
The increase in total assets was largely a result of total deposits increasing to $203,269,000, up $4,723,000 from December 31, 1996, and long-term borrowings increasing by $3,000,000.

     The increase in deposits and borrowings were used principally to fund an increase in loans and an increase in interest-bearing deposits with banks. Loans, net of unearned income increased $3,968,000 from year-end 1996 to March 31, 1997. Interest bearing deposits with banks increased by $4,838,000 as additional funds were kept short-term in anticipation of possible interest rate increases.


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


LIQUIDITY

     The liquidity position of the Corporation remains adequate to meet customer loan demand and deposit fluctuation. Managing liquidity remains an important segment of asset liability management. Our overall liquidity position is maintained by an active asset liability management committee. Liquidity is achieved through steady increases in core deposits, our investment portfolio, our loan portfolio through loan payments and payoffs, and our access to borrowed funds.

RESULTS OF OPERATIONS

     Net income for the first quarter or the three months ended March 31, 1997, was $1,123,000, an increase of 16.0% over the first quarter of 1996. The increase is largely a result of net interest income increasing $247,000, or 11.6% over 1996 and total other income increasing $51,000, or 21.3% over 1996.

     As indicated, the increase in net income resulted from improvements in several areas. The net interest income increase was due to our relatively stable net interest margin which increased in 1996 over prior years. Total other income increased $51,000 largely from the additional fiduciary activities income generated by our trust department. Operating expenses were controlled during the first quarter of 1997, with our provision for loan losses increasing $25,000 and total other expenses increasing $60,000. Our income before income taxes increased to $1,397,000 in 1997, an increase of 18% over 1996. Finally, continued effective tax planning helps to enhance profitability. Our effective tax rate for the first quarter of 1997 was 19.6% as compared to 18.2% in 1996.

     Net income per weighted share outstanding was $1.26 for the three months ended March 31, 1997, as compared to $1.09 in 1996. Cash dividends per share increased to $.35 as of March 31, 1997, as compared to $.31 in March 1996. We remain committed to increase net interest income through the generation of quality loans. Continued loan growth, together with manageable loan losses and cost control over other expenses, will provide the foundation for strong net income results throughout 1997.

                      PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

              None.


     Item 2.  Changes in Securities

              None.


     Item 3.  Defaults Upon Senior Securities

              None.


     Item 4.  Submission of Matters to a Vote of Security Holders

              Annual Meeting of Shareholders of First Keystone
              Corporation held on Tuesday, April 15, 1997, at 9:00 a.m.



                                                     Votes        Votes
Directors Elected                  Votes For        Against      Withheld

Budd L. Beyer                       754,543          6,453          0
Frederick E. Crispin, Jr.           754,543          6,453          0
Robert J. Wise                      754,514          6,482          0



                                                   Broker
Directors Elected                 Abstentions     Non-Votes

Budd L. Beyer                        0               0
Frederick E. Crispin, Jr.            0               0
Robert J. Wise                       0               0



Directors Continuing:

John Arndt, term expires in 1998
J. Gerald Bazewicz, term expires in 1998
Robert E. Bull, term expires in 1998
John L. Coates, term expires in 1999
Dudley P. Cooley, term expires in 1999
Stanley E. Oberrender, term expires in 1999
F. Stuart Straub, term expires in 1998

Matters Voted Upon:

Selection of J. H. Williams & Co., as auditors for the
Corporation.
                Votes For - 760,537
                Votes Against - 48
                Votes Withheld - 0
                Abstentions - 411
                Broker Non-Votes - 0


     Item 5.  Other Information

              10% Stock Dividend - refer to Consolidated Notes to
              Financial Statements Note 6 appearing on page 5 of this Form 10-Q.

     Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits required by Item 601 Regulation S-K


Exhibit Number         Description of Exhibit

    3(i)               Articles of Incorporation, as amended
                       (Incorporated by reference to Exhibit 3(i) to Registrant's Annual Report of Form 10-KSB for the year ended December 31, 1996.

    3(ii) Bylaws, as amended (Incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-KSB for the year ended
                       December 31, 1996.

    10                 Material Contracts

    11                 Statement RE: Computation of Earnings Per
                          Share.

    27                        Financial Data Schedule.


           (b) The Registrant has filed no reports on Form 8-K for this quarter.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST KEYSTONE CORPORATION
                              Registrant


May 12, 1997                  /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



May 12, 1997                  /s/ David R. Saracino
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

                           INDEX TO EXHIBITS

Exhibit       Description                                      Page

  10          Material Contracts
                  Profit Sharing Plan Summary                   13
                  Deferred Compensation                         14
                      Other Executive Benefits
                      (Incorporated by reference to
                       Exhibit 99 (Page 9) of the
                       Corporation's Annual Report on
                       Form 10-KSB for the year ended
                       December 31, 1996)
                  Management Incentive Compensation Plan        15


  11          Compensation of Earning Per Share                 16

  27          Financial Data Schedule