Form 10-Q
period 1997-06-30
FIRST KEYSTONE CORP
filed 1997-08-14
CIK 737875

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington,  D.C.  20549

                                   FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

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

Common Stock, $2 Par Value, 977,909 shares as of June 30, 1997.

                       PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements

                          FIRST KEYSTONE CORPORATION
                                BALANCE SHEETS
                                 (Unaudited)


(Amounts in thousands, except per share data)

                                                June        December
                                                1997          1996
ASSETS
Cash and due from banks                      $  6,339       $  5,147
Interest bearing deposits with banks            5,057             32
Available-for-sale securities carried
   at estimated fair value                     73,487         81,146
Investment securities, held to
   maturity securities, estimated fair
   value of $18,253 and $19,955                18,363         20,080
Loans, net of unearned income                 146,699        133,261
Allowance for loan losses                      (2,302)        (2,267)

Net loans                                    $144,397       $130,994
Bank premises and equipment                     3,371          2,881
Other real estate                                   0             46
Interest receivable                             1,814          1,959
Other assets                                      383            272

   Total Assets                              $253,211       $242,557


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                      $ 18,140       $ 17,805
   Interest bearing                           186,456        180,741

   Total deposits                            $204,596       $198,546

Short-term borrowings                           4,936          5,121
Long-term borrowings                           13,000         10,000
Accrued expenses                                1,227          1,128
Other liabilities                                 326            289

   Total Liabilities                         $224,085       $215,084

STOCKHOLDERS' EQUITY
Common stock, par value
   $2 per share                              $  1,956       $  1,778
Surplus                                         9,761          6,655
Retained earnings                              16,217         17,890
Unrealized gain (loss) on
   investment securities available
   for sale, net of taxes                       1,192          1,150

   Total Stockholders' Equity                $ 29,126       $ 27,473

   Total Liabilities and
      Stockholders' Equity                   $253,211       $242,557

See Accompanying Notes to Financial Statements



                          FIRST KEYSTONE CORPORATION
                             STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (Unaudited)


(Amounts in thousands except per share data)


                                                1997           1996
INTEREST INCOME
Interest and fees on loans                     $3,159         $2,797
Interest and dividend income on
   securities                                   1,516          1,563
Interest on deposits in banks                      70             30

   Total Interest Income                       $4,745         $4,390

INTEREST EXPENSE
Interest on deposits                           $2,029         $1,957
Interest on short-term borrowings                  45             56
Interest on long-term borrowings                  202            139

   Total Interest Expense                      $2,276         $2,152

Net interest income                            $2,469         $2,238
Provision for loan losses                         100             65

Net Interest Income After Provision
   for Loan Losses                             $2,369         $2,173

OTHER INCOME
Service charges on deposit accounts            $  160         $  141
Other non-interest income                         120            137
Investment securities gains (losses)
   net                                             (7)            (3)

   Total Other Income                          $  273         $  275

OTHER EXPENSES
Salaries and employee benefits                 $  613         $  572
Net occupancy and fixed asset expense             207            181
Other non-interest expense                        366            328

   Total Other Expenses                        $1,186         $1,081

Income before income taxes                     $1,456         $1,367
Applicable income tax (benefit)                   309            274

Net Income                                     $1,147         $1,093

Net Income Per Weighted Share
   Outstanding                                 $ 1.17         $ 1.12


See Accompanying Notes to Financial Statements



                          FIRST KEYSTONE CORPORATION
                             STATEMENTS OF INCOME
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (Unaudited)

(Amounts in thousands except per share data)

                                                1997           1996
INTEREST INCOME
Interest and fees on loans                     $6,145         $5,598
Interest and dividend income on
   securities                                   3,127          2,968
Interest on deposits in banks                      81             77

   Total Interest Income                       $9,353         $8,643

INTEREST EXPENSE
Interest on deposits                           $4,026         $3,912
Interest on short-term borrowings                 123            105
Interest on long-term borrowings                  364            264

   Total Interest Expense                      $4,513         $4,281

Net interest income                            $4,840         $4,362
Provision for loan losses                         150             90

Net Interest Income After Provision
   for Loan Losses                             $4,690         $4,272

OTHER INCOME
Service charges on deposit accounts            $  306         $  271
Other non-interest income                         259            246
Investment securities gains (losses)
   net                                             (1)            (2)
   Total Other Income                          $  564         $  515

OTHER EXPENSES
Salaries and employee benefits                 $1,272         $1,189
Net occupancy and fixed asset expense             399            388
Other non-interest expense                        730            659

   Total Other Expenses                        $2,401         $2,236

Income before income taxes                     $2,853         $2,551
Applicable income tax (benefit)                   583            490

Net Income                                     $2,270         $2,061

Net Income Per Weighted Shares
   Outstanding                                 $ 2.32         $ 2.11


See Accompanying Notes to Financial Statements



                          FIRST KEYSTONE CORPORATION
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (Unaudited)


(Amounts in thousands)
                                                1997           1996
OPERATING ACTIVITIES
Net income                                   $  2,270       $  2,061
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Provision or loan losses                       150             90
   Provision for depreciation and
      amortization                                155            159
   Premium amortization on investment
      securities                                   60             88
   Discount accretion on investment
      securities                                  (62)           (42)
   (Gain) loss on sales of investment
      securities                                    1              2
   Deferred income tax (benefit)                   (3)            43
   (Gain) loss on sale of other real
      estate owned                                 (1)             0
   (Increase) decrease in interest
      receivable and other assets                  34           (120)
   Increase (decrease) in interest
      payable, accrued expenses and
      other liabilities                            99             25

   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                             $  2,703       $  2,306

INVESTING ACTIVITIES
   Purchases of investment securities
      available for sale                     $(10,945)      $(35,035)
   Proceeds from sales of investment
      securities available for sale            16,885         15,579
   Proceeds from maturities and
      redemptions of investment
      securities available for sale             2,358          2,984
   Purchase of investment securities
      held to maturity                              0           (996)
   Proceeds from maturities and
      redemption of investment
      securities held to maturity               1,165          1,998
   Proceeds from sales of loans                     0             65
   Net (increase) decrease in loans           (13,553)         1,314
   Purchase of premises and equipment            (645)           (42)
   Proceeds from sale of other real
      estate owned                                 43              0
   NET CASH USED BY INVESTING
      ACTIVITIES                             $ (4,692)      $(14,133)

FINANCING ACTIVITIES
   Net increase (decrease) in
      deposits                               $  6,050       $  5,719
   Net increase (decrease) in
      short-term borrowings                      (185)         4,953
   Net increase (decrease)in
      long-term borrowings                      3,000              0
   Cash dividends                                (659)          (556)
   NET CASH PROVIDED BY FINANCING
      ACTIVITIES                             $  8,206       $ 10,116

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENT                           $  6,217       $ (1,711)
CASH AND CASH EQUIVALENTS, BEGINNING            5,179          6,620
CASH AND CASH EQUIVALENTS, ENDING            $ 11,396       $  4,909

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for
      Interest                               $  4,377       $  4,352
      Income Taxes                                555            501


See Accompanying Notes to Financial Statements

                          FIRST KEYSTONE CORPORATION
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                June 30, 1997
                                 (Unaudited)


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


Note 3.

   The results of operations for the six-month period ended June
30, 1997, are not necessarily indicative of the results to be expected for the full year.


Note 4.

   Net income per share of common stock for the interim periods is based on the weighted average number of shares outstanding for each period; 1997 and 1996 - 977,909 shares after giving effect to stock dividends.


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


   The following table presents the changes in the allowance for credit losses:


Balance at January 1, 1997                       $2,267
Provisions charged to operations                    150
Loans charged off                                  (141)
Recoveries                                           26
Balance at June 30, 1997                         $2,302



 At June 30, 1997, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $43,151. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.


Note 6.

 On April 15, 1997, the Board of Directors declared a 10% stock dividend payable May 16, 1997, to shareholders of record May 2, 1997. The stock dividend was valued based on the market price of $37.00 per share on May 2, 1997. A total of 88,762 shares were issued as a result of the stock dividend with a total value of $3,289,844, including cash in lieu of fractional shares.


(Amounts in thousands except Common Shares data)



                                     Common         Common
                                     Shares          Stock        Surplus

Balance at January 1, 1997           889,147        $1,778        $6,655

Net Income                                 0             0             0
10% stock dividend                    88,762           178         3,106
Dividends paid in  lieu of
   fractional shares                       0             0             0
Cash dividends - $.67 per
   share                                   0             0             0
Change in unrealized gain
   (loss) on investment
   securities available
   for sale                                0             0             0

Balance at June 30, 1997             977,909        $1,956        $9,761




                                              Net Unrealized
                                                Gain (Loss)
                                               on Investment
                                                Securities
                                 Retained        Available
                                 Earnings        For Sale          Total

Balance at January 1, 1997        $17,890         $1,150         $27,473
Net Income                          2,270              0           2,270
10% stock dividend                 (3,284)             0               0
Dividends paid in  lieu of
   fractional shares                   (6)             0              (6)
Cash dividends - $.67 per share      (653)             0            (653)
Change in unrealized gain
   (loss) on investment
   securities available
   for sale                             0             42              42

Balance at June 30, 1997          $16,217         $1,192         $29,126





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

Item 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and
         Results of Operation as of June 30, 1997




RESULTS OF OPERATIONS

 First Keystone Corporation realized record earnings for the second quarter of 1997 of $1,147,000, an increase of 5% over the second quarter of 1996. Six months net income for the period ended June 30, 1997, amounted to $2,270,000, an increase of 10% over the $2,061,000 net income reported June 30, 1996. On a per share basis, net income per share increased to $2.32 for the six months of 1997 compared to $2.11 for the first six months of 1996, while dividends increased to $.67 per share up from $.56 in 1996.

 Year-to-date net income annualized amounts to a return on average common equity of 16.18% and a return on assets of 1.84%. For the six months ended June 30, 1996, these measures were 16.28% and 1.78%, respectively on an annualized basis.


NET INTEREST INCOME

 The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 1997 and year-to-date in 1997, interest income has increased more than interest expense resulting in improved net interest income. In the second quarter of 1997, interest income amounted to $4,745,000, an increase of $355,000 or 8.1% over the second quarter of 1996. Interest expense amounted to $2,276,000 in the second quarter of 1997, an increase of $124,000, or 5.8% over the second quarter of 1997. Accordingly, net interest income amounted to $2,469,000 in the second quarter of 1997, an increase of $231,000, or 10.3% over the second quarter of 1996. Year-to-date for the six months ended June 30, 1997, total interest income increased $710,000, or 8.2% over the first six months of 1996. Total interest expense increased $232,000, or 5.4% for the first six months of 1997 over 1996. This resulted in net interest income increasing $478,000, or 11% for the six months ended June 30, 1997, over 1996.

 Our net interest margin for the quarter ended June 30, 1997, was 4.57% compared to 4.46% for the quarter ended June 30, 1996. For the six months ended June 30, 1997, our net interest margin was 4.54% compared to 4.41% for the first six months of 1996.


PROVISION FOR LOAN LOSSES


 The provision for loan losses for the quarter ended June 30, 1997, was $100,000 compared to $65,000 for the second quarter of 1996. Year-to-date, the provision for loan losses increased to $150,000 in 1997 over the $90,000 provision for the period ended June 30, 1996. The provision for possible loan losses was increased in 1997 to cushion us against possible increased charge-offs associated with an increase in loans of $20,678,000 from June 30, 1996, to June 30, 1997. Net charge-offs totaled $115,000 for the six months ended June 30, 1997, as compared to $177,000 for the first six months of 1996. In addition to the decrease in net charge-offs, our non-performing assets, consisting of non-performing loans and foreclosed assets, was $284,000 as of June 30, 1997, as compared to $324,000 as of June 30, 1996, representing .19% and .26%, respectively of loans net of unearned income and foreclosed assets.

 Loans past-due 90 days or more still accruing amounted to $222,000 as of June 30, 1997, and $68,000 as of June 30, 1996. The
allowance for loan losses as a percentage of loans, net of unearned interest was 1.57% as of June 30, 1997, and 1.53% as of June 30, 1996.

NON-INTEREST INCOME

 Total non-interest or other income was $273,000 for the quarter ended June 30, 1997, as compared to $275,000 for the quarter ended June 30, 1996. Excluding investment security gains and losses, non-interest income was $280,000 for the second quarter of 1997, an increase of $2,000 over the second quarter of 1996. For the six months ended June 30, 1997, total non-interest income was $564,000, an increase of $49,000, or 9.5% over the first six months of 1996. Increased fees generated by our trust department was the primary reason for the $49,000 year-to-date increase in non-interest income.


NON-INTEREST EXPENSES

 Total non-interest, or other expenses, was $1,186,000 for the quarter ended June 30, 1997, as compared to $1,081,000 for the quarter ended June 30, 1996. The increase of $105,000 is comprised of salary and benefits increasing $41,000, occupancy expense increasing $26,000, and other non-interest expense increasing $38,000.

 For the six months ended June 30, 1997, total non-interest expense was $2,401,000, an increase of $165,000, or 7.4% over the first six months of 1996. Expenses associated with employee (salaried employee benefits) continues to be the largest category of non-interest expenses. Salaries and benefits amount to 53.0% of total non-interest expense for the six months ended June 30, 1997, as compared to 53.2% for the first six months of 1996. Salaries and benefits amounted to $1,272,000 for the six months ended June 30, 1997, an increase of $83,000, or 7.0% over the first six months of 1996. Net occupancy expense amounted to $399,000 for the six-months ended June 30, 1997, an increase of $11,000, or 2.8% over 1996. Other non-interest expenses amounted to $730,000 for the six months ended June 30, 1997, an increase of $71,000, or 10.8% over the first six months of 1996. Our overall non-interest expense of less than 2% of average assets on an annualized basis for 1997 and 1996, places us among the leaders of our peer financial institutions at controlling total non-interest expense.


INCOME TAXES

 Effective tax planning has helped produce favorable net income.
The effective total income tax rate was 21.2% for the second quarter of 1997 as compared to 20% for the second quarter of 1996. For the six months ended June 30, 1997, our tax liability amounted to $583,000 for an effective tax rate of 20.4% as compared to an effective tax rate of 19.2% for the first six months of 1996. The increase in our effective tax rate was due primarily to the limited opportunities to purchase municipal (tax-free investments) securities at attractive interest rates.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

 Total assets increased to $253,211,000 as of June 30, 1997, an increase of $10,654,000, or 4.4% over year-end 1996. Total deposits increased to $204,596,000 as of June 30, 1997, an increase of $6,050,000, or 3.0% over year-end 1996.

 The Corporation used borrowed funds to support asset growth not provided by deposit growth. Long-term borrowing increased to $13,000,000 as of June 30, 1997, up from $10,000,000 at December 31,
1996.

EARNING ASSETS

 Our primary earning asset, loan, net of unearned income increased to $146,699 as of June 30, 1997, up $13,438,000, or 10.1%
since year-end 1996. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate.

 With the substantial increase in loans, our investment portfolio was reduced in size from December 31, 1996, to June 30, 1997. Held-to-maturity securities amounted to $18,363,000 as of June 30, 1997, a decrease of $1,717,000, or 8.6% since year-end 1996. Available-for-sale securities amounted to $73,487,000 as of June 30, 1997, a decrease of $7,659,000, or 9.4% from year-end 1996. Interest bearing deposits with banks amounted to $5,057,000 as of June 30, 1997, up from $32,000 as of December 31, 1996, as funds were kept short-term for liquidity and in anticipation of funding loan commitments.


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


NON-PERFORMING ASSETS

 Non-performing assets consist of non-accrued and restricted loans, together with foreclosed assets. As of June 30, 1997, total non-performing assets were $284,000 as compared to $351,000 on December 31, 1996. Non-performing assets to total loans and foreclosed assets was .19% as of June 30, 1997, and .26% as of December 31, 1996.

 Loans past-due 90 days or more and still accruing amounted to $222,000 as of June 30, 1997, as compared to $263,000 on December 31, 1996.

 Interest income received on non-performing loans as of June 30, 1997, was $927 and $3,048 on December 31, 1996. Interest income, which would have been recorded on these loans under the original terms as of June 30, 1997, and 1996, was $10,792 and $18,261, respectively. As of June 30, 1997 and December 31, 1996, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

 As indicated previously, deposit growth amounted to $6,050,000 as total deposits increased to $204,596,000 as of June 30, 1997, up from $198,546,000 as of year-end 1996. During 1997, the Corporation experienced the vast majority of its deposit growth in interest bearing deposits, in particular, an increase in certificates of deposit.

CAPITAL STRENGTH

 Normal increases in capital are generated by net income, less cash dividends paid out. Also, net unrealized gains on investment securities available-for-sale increased shareholders' equity, or capital by $1,192,000 as of June 30, 1997, and $1,150,000 as of
December 31, 1996.

 Leverage ratio and risk based capital ratios remain very strong.
As of June 30, 1997, our leverage ratio was 11.71% as compared to 10.87% as of December 31, 1996. In addition, Tier 1 risk based capital and total risk based capital ratio as of June 30, 1997, were 19.80% and 21.05%, respectively. The same ratios as of December 31, 1996, were 19.29% and 20.55%, respectively.


LIQUIDITY

 The liquidity position of the Corporation remains adequate to meet customer loan demand and deposit fluctuation. Managing liquidity remains an important segment of asset liability management. Our overall liquidity position is maintained by an active asset liability management committee.

 Management feels its current liquidity position is satisfactorily given a very stable core deposit base which has increased annually. Secondly, our loan payments and principal paydowns on our mortgage backed securities provide and steady source of funds. Also, short-term investments and maturing investment securities represent additional sources of liquidity. Finally, short-term borrowings are readily accessible at the Federal Reserve Bank discount window, Atlantic Central Bankers Bank, or the Federal Home Loan Bank.

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


                              FIRST KEYSTONE CORPORATION
                              Registrant


August 13, 1997               /s/ J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)




August 13, 1997               /s/ David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

                              INDEX TO EXHIBITS


Exhibit       Description                                      Page

  10          Material Contracts
                  Profit Sharing Plan Summary                   16
                  Deferred Compensation                         17
                      Other Executive Benefits
                      (Incorporated by reference to
                       Exhibit 99 (Page 9) of the
                       Corporation's Annual Report on
                       Form 10-KSB for the year ended
                       December 31, 1996)
                  Management Incentive Compensation Plan        18


  11          Compensation of Earning Per Share                 19

  27          Financial Data Schedule