Form 10-Q
period 1997-09-30
FIRST KEYSTONE CORP
filed 1997-11-14
CIK 737875

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington,  D.C.  20549

                                   FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

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

Common Stock, $2 Par Value, 977,909 shares as of September 30, 1997.

                       PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements




                          FIRST KEYSTONE CORPORATION
                                BALANCE SHEETS
                                 (Unaudited)


(Amounts in thousands, except per share data)

                                             September     December
                                               1997          1996
ASSETS
Cash and due from banks                      $  5,920       $  5,147
Interest bearing deposits with banks            5,414             32
Available-for-sale securities carried
   at estimated fair value                     81,217         81,146
Investment securities, held to
   maturity securities, estimated fair
   value of $17,691 and $19,955                17,668         20,080
Loans, net of unearned income                 151,377        133,261
Allowance for loan losses                      (2,322)        (2,267)

Net loans                                    $149,055       $130,994
Bank premises and equipment                     3,397          2,881
Other real estate                                   0             46
Interest receivable                             2,008          1,959
Other assets                                      366            272

   Total Assets                              $265,045       $242,557

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                      $ 18,998       $ 17,805
   Interest bearing                           195,012        180,741

   Total deposits                            $214,010       $198,546

Short-term borrowings                           6,016          5,121
Long-term borrowings                           12,000         10,000
Accrued expenses                                1,450          1,128
Other liabilities                                 937            289

   Total Liabilities                         $234,413       $215,084

STOCKHOLDERS' EQUITY
Common stock, par value $2
   per share                                 $  1,956       $  1,778
Surplus                                         9,761          6,655
Retained earnings                              17,059         17,890
Unrealized gain (loss) on
   investment securities available
   for sale, net of taxes                       1,856          1,150


    Total Stockholders' Equity               $ 30,632       $ 27,473

    Total Liabilities and
       Stockholders' Equity                  $265,045       $242,557



See Accompanying Notes to Financial Statements



                          FIRST KEYSTONE CORPORATION
                             STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)

(Amounts in thousands except per share data)

                                               1997          1996
INTEREST INCOME
Interest and fees on loans                     $3,364         $2,870
Interest and dividend income on
   securities                                   1,465          1,670
Interest on deposits in banks                     119              2

   Total Interest Income                       $4,948         $4,542

INTEREST EXPENSE
Interest on deposits                           $2,174         $1,952
Interest on short-term borrowings                  49             80
Interest on long-term borrowings                  194            126

   Total Interest Expense                      $2,417         $2,158

Net interest income                            $2,531         $2,384
Provision for loan losses                         50              45

Net Interest Income After
   Provision for Loan Losses                   $2,481         $2,339

OTHER INCOME
Service charges on deposit accounts            $  149         $  152
Other non-interest income                         117            110
Investment securities gains
   (losses) net                                    20              0

   Total Other Income                          $  286         $  262

OTHER EXPENSES
Salaries and employee benefits                 $  658         $  603
Net occupancy and fixed asset expense             218            177
Other non-interest expense                        347            315

   Total Other Expenses                        $1,223         $1,095

Income before income taxes                     $1,544         $1,506
Applicable income tax (benefit)                   359            314

Net Income                                     $1,185         $1,192


Net Income Per Weighted Share
   Outstanding                                 $ 1.21         $ 1.22



See Accompanying Notes to Financial Statements


                          FIRST KEYSTONE CORPORATION
                             STATEMENTS OF INCOME
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)

(Amounts in thousands except per share data)

                                               1997          1996
INTEREST INCOME
Interest and fees on loans                    $ 9,509        $ 8,468
Interest and dividend income
   on securities                                4,592          4,638
Interest on deposits in banks                     200             79

   Total Interest Income                      $14,301        $13,185

INTEREST EXPENSE
Interest on deposits                          $ 6,200        $ 5,864
Interest on short-term borrowings                 172            185
Interest on long-term borrowings                  558            390

   Total Interest Expense                     $ 6,930        $ 6,439

Net interest income                           $ 7,371        $ 6,746
Provision for loan losses                         200            135

Net Interest Income After
   Provision for Loan Losses                  $ 7,171        $ 6,611

OTHER INCOME
Service charges on deposit accounts           $   455        $   423
Other non-interest income                         376            356
Investment securities gains
   (losses) net                                    19             (2)

   Total Other Income                         $   850        $   777

OTHER EXPENSES
Salaries and employee benefits                $ 1,930        $ 1,792
Net occupancy and fixed asset
   expense                                        617            565
Other non-interest expense                      1,077            974

   Total Other Expenses                       $ 3,624        $ 3,331

Income before income taxes                    $ 4,397        $ 4,057
Applicable income tax (benefit)                   942            804

Net Income                                    $ 3,455        $ 3,253


Net Income Per Weighted Share
   Outstanding                                $  3.53        $  3.33



See Accompanying Notes to Financial Statements


                          FIRST KEYSTONE CORPORATION
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)

(Amounts in thousands)

                                               1997          1996
OPERATING ACTIVITIES
Net income                                   $  3,455       $  3,253
Adjustments to reconcile net income
   to net cash provided
   by operating activities:
   Provision for loan losses                      200            135
   Provision for depreciation                     232            218
   Premium amortization on investment
      securities                                   90            112
   Discount accretion on investment
      securities                                  (96)           (64)
   (Gain) loss on sales of investment
      securities                                   (9)             2
   (Gain) loss on sales of other real
      estate owned                                 (1)             0
   Deferred income tax (benefit)                    0             44
   (Increase) decrease in interest
      receivable and other assets                (143)          (107)
   Increase (decrease) in interest
      payable, accrued expenses and
        other liabilities                         571            193


   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                             $  4,289       $  3,786

INVESTING ACTIVITIES
   Purchases of investment securities
      available-for-sale                     $(19,100)      $(35,238)
   Proceeds from sales of investment
      securities available for sale            17,058         15,579
   Proceeds from maturities and
      redemptions of investment
      securities available for sale             3,678          3,536
   Purchase of investment securities
      held-to-maturity                              0           (996)
   Proceeds from maturities and
      redemption of investment
      securities held to maturity               1,839          2,672
   Net (increase) decrease in loans           (18,303)        (4,535)
   Proceeds from sale of other real
      estate owned                                 43              0
   Purchase of premises and equipment            (748)           (50)
   Proceeds from sale of loans                     42             65

   NET CASH USED BY INVESTING
      ACTIVITIES                             $(15,491)      $(18,967)

FINANCING ACTIVITIES
   Net increase (decrease) in
      deposits                               $ 15,464       $ 11,112
   Net increase (decrease) in
      short-term borrowings                       895          1,613
   Net increase (decrease) in
      long-term borrowings                      2,000          2,000
   Cash dividends                              (1,002)          (832)

   NET CASH PROVIDED BY
      FINANCING ACTIVITIES                   $ 17,357       $ 13,893
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENT                           $  6,155       $ (1,288)
CASH AND CASH EQUIVALENTS,
   BEGINNING                                    5,179          6,620

CASH AND CASH EQUIVALENTS, ENDING            $ 11,334       $  5,332

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for
     Interest                                $  6,927       $  6,419
     Income Taxes                                 869            777

See Accompanying Notes to Financial Statements

                          FIRST KEYSTONE CORPORATION
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                 (Unaudited)


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


Note 3.

   The results of operations for the nine-month period ended
September 30, 1997, are not necessarily indicative of the results to be expected for the full year.


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


   The following table presents the changes in the allowance for credit losses:

Balance at January 1, 1997                       $2,267
Provisions charged to operations                    200
Loans charged off                                  (190)
Recoveries                                           45

Balance at September 30, 1997                    $2,322



 At September 30, 1997, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $48,136. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.


Note 6.

 On April 15, 1997, the Board of Directors declared a 10% stock dividend payable May 16, 1997, to shareholders of record May 2, 1997. The stock dividend was valued based on the market price of $37.00 per share on May 2, 1997. A total of 88,762 shares were issued as a result of the stock dividend with a total value of $3,289,844, including cash in lieu of fractional shares.


(Amounts in thousands except Common Shares data)



                                     Common         Common
                                     Shares          Stock        Surplus

Balance at January 1, 1997           889,147        $1,778        $6,655

Net Income                                 0             0             0
10% stock dividend                    88,762           178         3,106
Dividends paid in  lieu of
   fractional shares                       0             0             0
Cash dividends - $1.05 per
   share                                   0             0             0
Change in unrealized gain
   (loss) on investment
   securities available
   for sale                                0             0             0

Balance at June 30, 1997             977,909        $1,956        $9,761




                                              Net Unrealized
                                                Gain (Loss)
                                               on Investment
                                                Securities
                                 Retained        Available
                                 Earnings        For Sale          Total

Balance at January 1, 1997        $17,890         $1,150         $27,473
Net Income                          3,455              0           3,455
10% stock dividend                 (3,284)             0               0
Dividends paid in  lieu of
   fractional shares                   (6)             0              (6)
Cash dividends - $.67 per
   share                             (996)             0            (996)
Change in unrealized gain
   (loss) on investment
   securities available
   for sale                             0            706             706

Balance at June 30, 1997          $17,059         $1,856         $30,632




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

Item 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and Results of Operation as of September 30, 1997




RESULTS OF OPERATIONS

 First Keystone Corporation realized earnings for the third quarter of 1997 of $1,185,000, a decrease of $7,000, or 0.6% over the third quarter of 1996. The decrease in net income for the third quarter of 1997 was a result of reduced growth in net interest income and a substantial increase in other expenses. Other expenses, non-interest expenses, increased 11.7% in the third quarter of 1997 over 1996 primarily because of expenses relating to our seventh full service office opening in the beginning of the fourth quarter of 1997. Nine months net income for the period ended September 30, 1997, amounted to $3,455,000, an increase of 6.2% over the $3,253,000 net income reported September 30, 1996. On a per share basis, net income per share increased to $3.53 for the nine months of 1997 compared to $3.33 for the first nine months of 1996, while dividends increased to $1.02 per share up from $.85 in 1996, or an increase of 20%.

 Year-to-date net income annualized amounts to a return on average common equity of 16.10% and a return on assets of 1.82%. For the nine months ended September 30, 1996, these measures were 16.28% and 1.83%, respectively on an annualized basis.


NET INTEREST INCOME

 The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 1997 and year-to-date in 1997, interest income has increased more than interest expense resulting in improved net interest income. However, in the third quarter of 1997, interest income amounted to $4,948,000, an increase of $406,000 or 8.9% over the third quarter of 1996, while interest expense amounted to $2,417,000 in the third quarter of 1997, an increase of $259,000, or 12.0% over the third quarter of 1997. Accordingly, net interest income was $2,531,000 in the third quarter of 1997, an increase of $147,000, or 6.2% over the third quarter of 1996. The increase in net interest income for the third quarter was less than previous quarters in 1997 as our interest margin tightened. Year-to-date for the nine months ended September 30, 1997, net interest income increased $625,000, or 9.3% over the first nine months of 1996.

 Our net interest margin for the quarter ended September 30, 1997, was 4.41% compared to 4.41% for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, our net interest margin was 4.50% compared to 4.50% for the first nine months of 1996.


PROVISION FOR LOAN LOSSES


 The provision for loan losses for the quarter ended September
30, 1997, was $50,000 compared to $45,000 for the third quarter of 1996. Year-to-date, the provision for loan losses increased to $200,000 in 1997 over the $135,000 provision for the nine months ended September 30, 1996. The provision for possible loan losses was increased in 1997 to cushion us against possible increased charge-offs associated with an increase in loans, net of unearned interest of $19,083,000 from September 30, 1996, to September 30, 1997. Net charge-offs totaled $145,000 for the nine months ended September 30, 1997, as compared to $257,000 for the first nine months of 1996. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.53% as of September 30, 1997, as compared to 1.49% as of September 30, 1996.

NON-INTEREST INCOME

 Total non-interest or other income was $286,000 for the quarter ended September 30, 1997, as compared to $262,000 for the quarter ended September 30, 1996. Excluding investment security gains and losses, non-interest income was $266,000 for the third quarter of 1997, an increase of $4,000 over the third quarter of 1996. For the nine months ended September 30, 1997, total non-interest income was $850,000, an increase of $73,000, or 9.4% over the first nine months of 1996. Increased fees generated by our trust department, an increase in service charges on deposit accounts, and an increase in security gains were the primary reasons for the $73,000 year-to-date increase in non-interest income.


NON-INTEREST EXPENSES

 Total non-interest, or other expenses, was $1,223,000 for the quarter ended September 30, 1997, as compared to $1,095,000 for the quarter ended September 30, 1996. The increase of $128,000 is comprised of salary and benefits increasing $55,000, occupancy expense increasing $41,000, and other non-interest expense increasing $32,000. Increased non-interest expenses will continue as a result of increased personnel expenses and overhead expenses associated with a new office opening in October 1997.

 For the nine months ended September 30, 1997, total non-interest expense was $3,624,000, an increase of $293,000, or 8.8% over the first nine months of 1996. Expenses associated with employee (salaried employee benefits) continues to be the largest category of non-interest expenses. Salaries and benefits amount to 53.3% of total non-interest expense for the nine months ended September 30, 1997, as compared to 53.8% for the first nine months of 1996. Salaries and benefits amounted to $1,930,000 for the nine months ended September 30, 1997, an increase of $138,000, or 7.7% over the first nine months of 1996. Net occupancy expense amounted to $617,000 for the nine-months ended September 30, 1997, an increase of $52,000, or 9.2% over 1996. Other non-interest expenses amounted to $1,077,000 for the nine months ended September 30, 1997, an increase of $103,000, or 10.6% over the first nine months of 1996. Even though our non-interest expenses increased in the third quarter more than historic averages, our overall non-interest expense of less than 2% of average assets on an annualized basis, places us among the leaders of our peer financial institutions at controlling total non-interest expense.


INCOME TAXES

 Effective tax planning has helped produce favorable net income.
The effective total income tax rate was 23.3% for the third quarter of 1997 as compared to 20.8% for the third quarter of 1996. For the nine months ended September 30, 1997, our tax liability amounted to $942,000 for an effective tax rate of 21.4% as compared to an effective tax rate of 19.8% for the first nine months of 1996. The increase in our effective tax rate in the third quarter of 1997 and year-to-date 1997 was due primarily to the limited opportunities to purchase municipal (tax-free investments) securities at attractive interest rates.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

 Total assets increased to $265,045,000 as of September 30, 1997, an increase of $22,488,000, or 9.3% over year-end 1996. Total deposits increased to $214,010,000 as of September 30, 1997, an increase of $15,464,000, or 7.8% over year-end 1996.

 The Corporation used borrowed funds to support asset growth not provided by deposit growth. Long-term borrowing increased to $12,000,000 as of September 30, 1997, up from $10,000,000 at December
31, 1996. In addition, short-term borrowing increased to $6,016,000 as of September 30, 1997, an increase of 17.5% over year-end 1996.


EARNING ASSETS

 Our primary earning asset, loan, net of unearned income increased to $151,377 as of September 30, 1997, up $18,116,000, or 13.6% since year-end 1996. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate.

 With the substantial increase in loans, our investment portfolio was reduced in size from December 31, 1996, to September 30, 1997. Held-to-maturity securities amounted to $17,668,000 as of September 30, 1997, a decrease of $2,412,000, or 12.0% since year-end 1996.
Available-for-sale securities amounted to $81,217,000 as of September 30, 1997, an increase of only $71,000, or .09% from year-end 1996. Interest bearing deposits with banks amounted to $5,414,000 as of September 30, 1997, up from $32,000 as of December 31, 1996, as funds were kept short-term for liquidity and in anticipation of funding loan commitments.


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


NON-PERFORMING ASSETS

 Non-performing assets consist of non-accrual and restructured loans, together with foreclosed assets. As of September 30, 1997, total non-performing assets were $312,000 as compared to $351,000 on December 31, 1996. Non-performing assets to total loans and foreclosed assets was 21% as of September 30, 1997, and .26% as of December 31, 1996.

 Loans past-due 90 days or more and still accruing amounted to $88,000 as of September 30, 1997, as compared to $263,000 on December 31, 1996.

 Interest income received on non-performing loans as of September
30, 1997, was $2,743 compared to $3,048 as of December 31, 1996.
Interest income, which would have been recorded on these loans under the original terms as of September 30, 1997, and December 31, 1996, were $24,816 and $46,924, respectively. As of September 30, 1997 and December 31, 1996, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

 As indicated previously, deposit growth amounted to $15,464,000 as total deposits increased to $214,010,000 as of September 30, 1997, up from $198,546,000 as of year-end 1996. During 1997, the Corporation has experienced an increase in non-interest bearing deposits of $1,193,000, while interest bearing deposits increased $14,271,000. The majority of the increase in interest bearing deposits can be associated with an increase in certificates of deposit.

CAPITAL STRENGTH

 Normal increases in capital are generated by net income, less cash dividends paid out. Also, net unrealized gains on investment securities available-for-sale increased shareholders' equity, or capital by $1,856,000 as of September 30, 1997, and $1,150,000 as of December 31, 1996.

 Leverage ratio and risk based capital ratios remain very strong.
As of September 30, 1997, our leverage ratio was 11.06% as compared to 10.87% as of December 31, 1996. In addition, Tier 1 risk based capital and total risk based capital ratio as of September 30, 1997, were 18.93% and 20.18%, respectively. The same ratios as of December 31, 1996, were 19.29% and 20.55%, respectively.


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


     Item 5.   Other Information

               10% Stock Dividend - refer to Consolidated Notes to Financial Statements Note 6 appearing on page 5 of this Form 10-Q.

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits required by Item 601 Regulation S-K


Exhibit Number         Description of Exhibit

    3(i)               Articles of Incorporation, as amended
                       (Incorporated by reference to Exhibit 3(i) to Registrant's Annual Report of Form 10-KSB for the year ended December 31, 1996.)

    3(ii) Bylaws, as amended (Incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-KSB for the year ended
                       December 31, 1996.)

    10 Material Contracts (Incorporated by reference to Exhibit 10 to Registrant's Form 10Q for the quarter ended June 30, 1997)

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


                              FIRST KEYSTONE CORPORATION
                              Registrant


November 14, 1997
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



November 14, 1997
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit       Description                                      Page

  10          Material Contracts
                  Profit Sharing Plan Summary
                    (Incorporated by reference to
                     Exhibit 10 (Page 16) to
                     Registrant's Form 10Q for the
                     quarter ended June 30, 1997)
                  Deferred Compensation (Incorporated
                    by reference to Exhibit 10
                    (Page 17) to Registrant's
                    Form 10Q for the quarter ended
                    June 30, 1997)
                    Other Executive Benefits
                      (Incorporated by reference to
                       Exhibit 99 (Page 9) of the
                       Corporation's Annual Report
                       on Form 10-KSB for the year
                       ended December 31, 1996)
                  Management Incentive Compensation Plan
                    (Incorporated by reference to
                     Exhibit 10 (Page 18) to
                     Registrant's Form 10Q for the
                     quarter ended June 30, 1997)


  11          Compensation of Earning Per Share                 19

  27          Financial Data Schedule