Form 10-K
period 1997-12-31
FIRST KEYSTONE CORP
filed 1998-03-31
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[x]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

Or

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file Number:  2-88927

                          FIRST KEYSTONE CORPORATION
                (Name of small business issuer in its charter)

PENNSYLVANIA                                     23-2249083
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)


111 West Front Street,                             18603
Berwick, Pennsylvania                            (Zip Code)
(Address of principal
 executive offices)

Registrant's telephone number, including area code:  (717) 752-3671

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $2.00 per share

Securities registered pursuant to Section 12(g) of the Act:  Not
Applicable

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No______

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates on the Registrant based on the closing price as of March 10, 1998, was approximately $60,033,324.

     The number of shares outstanding of the issuer's Common Stock, as of March 10, 1998, was 2,933,727 shares of Common Stock, par value $2.00 per share.


                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's 1998 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to stockholders of the Registrant for the year ended December 31, 1997, are incorporated by reference in Part II of this Annual Report.

                          FIRST KEYSTONE CORPORATION
                                   FORM 10-K

                              Table of Contents

Part I                                                    Page

Item 1.   Business                                       1

Item 2.   Properties                                    12

Item 3.   Legal Proceedings                             13

Item 4.   Submission of Matters to a Vote of
            Security Holders                           Not Applicable


Part II

Item 5.   Market for Registrant's Common
            Equity and Related Stockholder
            Matters                                     13

Item 6.   Selected Financial Data                       15

Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                               15

Item 8.   Financial Statements and Supplementary
            Data                                        15

Item 9.   Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure                       Not Applicable


Part III

Item 10.  Directors and Executive Officers
            of the Registrant                           15

Item 11.  Executive Compensation                        15

Item 12.  Security Ownership of Certain
            Beneficial Owners and Management            16

Item 13.  Certain Relationships and Related
Transactions                                            16


Part IV

Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                     16

                          FIRST KEYSTONE CORPORATION
                                  FORM 10-K

                                    PART I


ITEM 1.   BUSINESS

     First Keystone Corporation (the "Corporation"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of The First National Bank of Berwick (the "Bank"). Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. The Corporation has one wholly-owned subsidiary, the Bank. At December 31, 1997, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $267.4 million, $217.6 million and $31.8 million, respectively.

     The Bank was organized in 1864. The Bank is a national banking association that is a member of the Federal Reserve System and the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank, having six branch locations (three branches within Columbia County and three branches within Luzerne County, Pennsylvania), is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. Additionally, the Bank also provides personal and corporate trust and agency services to individuals, corporations, and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management of pension and profit sharing plans.

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

     Supervision and Regulation - Corporation

     The Corporation is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and of state securities laws for matters relating to the offering and sale of its securities. The Corporation is currently subject to the SEC's rules and regulations relating to periodic reporting in accordance with Section 13 of the Securities Exchange Act of 1934. The Bank is subject to regulation by the Pennsylvania Department of Banking and the FDIC, but, as a national bank, is regulated and examined by the Office of the Comptroller of the Currency.

     The Corporation is also subject to the provisions of the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act"), and to supervision by the Federal Reserve Board. The Bank Holding Company Act requires the Corporation to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of substantially all of the assets of any institution, including another bank. The Bank Holding Company

Act prohibits acquisition by the Corporation of more than 5% of the voting shares of, or interest in, or substantially all the assets of, any bank located outside Pennsylvania unless such an acquisition is specifically authorized by laws of the state in which such bank is located.

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

     Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA")

     On August 9, 1989, major reform and financing legislation, i.e., FIRREA, was enacted into law in order to restructure the regulation of the thrift industry, to address the financial condition of the Federal Savings and Loan Insurance Corporation and to enhance the supervisory and enforcement powers of the Federal bank and thrift regulatory agencies. The Office of the Comptroller of the Currency ("OCC"), as the primary Federal regulator of the Bank, is primarily responsible for supervision of the Bank. The OCC and FDIC have far greater flexibility to impose supervisory agreements on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions include the imposition of a capital plan, termination of deposit insurance and removal or temporary suspension of an officer, director or other institution-affiliated party.

     Under FIRREA, civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties of up to $5,000 per day for any violation of law or regulation. A civil penalty of up to $25,000 per day may be assessed if more than a minimal loss or a pattern of misconduct is involved. Finally, a civil penalty of up to $1.0 million per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit. Criminal penalties are increased to $1.0 million per violation, up to $5.0 million for continuing violations or for the actual amount of gain or loss. These monetary penalties may be combined with prison sentences for up to five years.

     Federal Deposit Insurance Corporation Improvement Act of 1991
     ("FDICIA")

     In 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was signed into law. FDICIA established five different levels of capitalization of financial institutions, with "prompt corrective actions" and significant operational restrictions imposed of institutions that are capital deficient under the categories. The five categories are: Well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

     To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 1997, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

     Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain "prompt corrective actions" imposed depending on the level of capital deficiency.

     Other Provisions of FDICIA

     Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at "large institutions" (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at "large institutions" must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution's primary regulator of any change in the institutions independent auditor, and annual management letters must be provided to the FDIC and the depository institution's primary regulator. The regulations define a "large institution" as one with over $500 million in assets, which does not include the Bank. Also, under the rule, an institution's independent auditor must examine the institution's internal controls over financial reporting and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

     Under FDICIA, each federal banking agency must prescribe certain safety and soundness standards for depository institutions and their holding companies. Three types of standards must be prescribed:
Asset quality and earnings, operational and managerial, and compensation. Such standards would include a ratio of classified assets to capital, minimum earnings, and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies. Operational and managerial standards must relate to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) interest rate exposure,
(v) asset growth, and (vi) compensation, fees and benefits. In November, 1993, the federal banking agencies released proposed rules setting forth some of the required safety and soundness standards. Under such proposed rules, if the primary federal regulator determines that any standard has not been met, the regulator can require the institution to submit a compliance plan that describes the steps the institution will take to eradicate the deficiency. Failure to adopt or implement a compliance plan could lead to further sanctions by the responsible regulator. Pursuant to the Riegle Community Development and Regulatory Improvement Act of 1994, federal banking agencies have been given the discretion to adopt safety and soundness guidelines rather than regulations.

     Provisions of FDICIA relax certain requirements for mergers and acquisitions among financial institutions, including authorization of mergers of insured institutions that are not members of the same insurance fund, and provide specific authorization for a federally chartered savings association or national bank to be acquired by an insured depository institution.

     Under FDICIA, all depository institutions must provide 90 days notice to their primary federal regulator of branch closings, and penalties are imposed for false reports by financial institutions. Depository institutions with assets in excess of $250 million must be examined on-sit annually by their primary federal or state regulator of the FDIC.

     FDICIA also sets forth Truth in Savings disclosure and advertising requirements applicable to all depository institutions.

     Real Estate Lending Standards. Pursuant to the FDICIA, the OCC and other federal banking agencies adopted real estate lending guidelines which would set loan-to-value ("LTV") ratios for different types of real estate loans. A LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If the institution does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio. In addition to establishing the LTV ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal of the property.

     Bank Enterprise Act of 1991. Within the overall FDICIA is a separate subtitle called the "Bank Enterprise Act of 1991." The purpose of this Act is to encourage banking institutions to establish "basic transaction services for consumers" or so-called "lifeline accounts." The FDIC assessment rate is reduced for all lifeline depository accounts. This Act establishes ten (10) factors which are the minimum requirements to qualify as a lifeline depository account. Some of these factors relate to minimum opening and balance amounts, minimum number of monthly withdrawals, the absence of discriminatory practices against low-income individuals and minimum service charges and fees. Moreover, the Housing and Community Development Act of 1972 requires that the FDIC's risk-based assessment system include provisions regarding life-line accounts. Assessment rates applicable to life-line accounts are to be established by FDIC rule.

     Truth in Savings Act. The FDICIA also contains the Truth in Savings Act ("TSA"). The Federal Reserve Board has adopted regulations ("Regulation DD") under the TSA. The purpose of TSA is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. In addition to disclosures to be provided when a customer establishes a deposit account, TSA requires the depository institution to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account: (1) the annual percentage yield earned, (2) the amount of interest earned, (3) the amount of any fees and charges imposed and (4) the number of days in the reporting period. TSA allows for civil lawsuits to be initiated by customers if the depository institution violates any provision or regulation under TSA.

     FDIC Insurance Assessments

     The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

     Under the risk-related premium schedule, the FDIC, on a semiannual basis, assigns, each institution to one of three capital groups (well capitalized, adequately capitalized or under capitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of the institution's strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group.

     Over the last two years, FDIC insurance assessments have seen several changes for both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") institutions. The most recent change occurred on September 30, 1996, when the President signed into law a bill designed to remedy the disparity between BIF and SAIF deposit premiums. The first part of the bill called for the SAIF to be capitalized by a one-time assessment on all SAIF insured deposits held as of March 31, 1995. This assessment, which was 65.7 cents per $100 in deposits, raised approximately $4.7 billion to bring the SAIF up to its required 1.25 reserve ratio. This special assessment, paid in 1996, had no effect on the Bank. The second part of the bill remedied the future anticipated shortfall with respect to the payment of Financing Corporation ("FICO") interest. For 1997 through 1999, the banking industry will help pay the FICO interest payments at an assessment rate that is one-fifth the rate paid by thrifts. The FICO assessment on BIF insured deposits is 1.29 cents per $100 in deposits; for SAIF insured deposits it is 6.44 cents per $100 in deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits.

     Regulatory Capital Requirements



        The following table presents the Corporation's capital ratios at December 31, 1997:

                                                     (In Thousands)
Tier I Capital                                           $ 29,589
Tier II Capital                                            29,589
Total Capital                                              31,499

Adjusted Total Average Assets                             263,525
Total Adjusted Risk-Weighted Assets <F1>                  152,323

Tier I Risk-Based Capital Ratio <F2>                       19.43%
Required Tier I Risk-Based Capital Ratio                    4.00%
Excess Tier I Risk-Based Capital Ratio                     15.43%

Total Risk-Based Capital Ratio <F3>                        20.68%
Required Total Risk-Based Capital Ratio                     8.00%
Excess Total Risk-Based Capital Ratio                      12.68%

Tier I Leverage Ratio <F4>                                 11.23%
Required Tier I Leverage Ratio                              3.00%
Excess Tier I Leverage Ratio                                8.23%
______________________________

<F1>
Includes off-balance sheet items at credit-equivalent values less intangible assets.
<F2>
Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.
<F3>
Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.
<F4>
Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.


     The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses.

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

     History and Business - Bank

     The Bank's legal headquarters are located at 111 West Front
Street, Berwick, Pennsylvania.

     As of December 31, 1997, the Bank had total assets of $265,829,051, total shareholders' equity of $30,022,204 and total deposits and other liabilities of $235,806,847.

     The Bank engages in a full-service commercial banking business, including accepting time and demand deposits, and making secured and unsecured commercial and consumer loans. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law.

     At December 31, 1997, the Bank had eighty-three (83) full-time employees and thirty-one (31) part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

     Competition - Bank

   The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions.
The Bank's major competitors in the county of Columbia and the county of Luzerne are: First Columbia Bank & Trust Co. of Bloomsburg, PNC Bank, N.A., Columbia County Farmers National Bank of Bloomsburg, Franklin First Savings Bank of Wilkes-Barre, FNB Bank of Danville and First National Trust Bank of Sunbury. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

     The Garn-St Germain Depository Institutions Act of 1982 ("1982 Act"), removes certain restrictions on the lending powers and liberalizes the depository abilities of the Bank. The 1982 Act also amends FIRA (see above) by eliminating certain statutory limits on lending of a bank to its executive officers, directors, principal shareholders or related interests thereof and by relaxing certain reporting requirements. However, the 1982 Act strengthened FIRA provisions respecting management interlocks and correspondent bank relationships by management personnel.

     Community Reinvestment Act

   The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. Until May 1995, a depository institution was evaluated for CRA compliance based upon 12 assessment factors.

   The CRA regulations were completely revised as of May 4, 1995, to establish new performance-based standard for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions investment in the community. A "small bank" is defined as a bank which has total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets., Pursuant to the revised CRA regulations, a depository institution which qualifies as a "small bank" will be examined under a streamlined procedure which emphasizes lending activities. The streamlined examination procedures for a small bank became effective on January 1, 1996.

   A large retail institution is one which does not meet the "small bank" definition above. A large retail institution can be evaluated under one of two tests: (1) a three-part test evaluating the institution's lending, service and investment performance: or (2) a "Strategic Plan"; designed by the institution with community involvement and approved by the appropriate federal bank regulator. A large institution must choose one of these options prior to July 1997, but may opt to be examined under one of these two options prior to that time. Effective January 1, 1996, a large retail institution that opts to be examined pursuant to a strategic plan may submit its strategic plan to the bank regulators for approval.

   In addition, the revised CRA regulations include separate rules regarding the manner in which "wholesale banks" and "limited purpose banks" will be evaluated for compliance.

   The new CRA regulations will be phased in over a two-year period, beginning July 1, 1995, with a final effective date of July 1, 1997. Until the applicable test is phased in, institutions may be examined under the prior CRA regulations.

   On December 27, 1995, the federal banking regulators issued a joint final rule containing technical amendments to the revised CRA regulations. Specifically, the recent technical amendments clarify the various effective dates in the revised CRA regulations, correct certain cross references and state that once an institution becomes subject to the requirements of the revised CRA regulations, it must comply with all aspects of the revised CRA regulations, regardless of the effective date of certain provisions. Similarly, once an institution is subject to the revised CRA regulations, the prior CRA regulations do not apply to that institution.

   For the purposes of the revised CRA regulations, the Bank is deemed to be a small depository institution, based upon financial information as of December 31, 1997. Therefore, the Bank will be evaluated for CRA compliance using the streamlined procedures for a small bank. The Bank received a "satisfactory" rating in 1996.

     Concentration

     The Corporation and the Bank are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of whom would have a materially adverse effect on the financial condition of the Corporation or the Bank.

     New Legislation

     The Deposit Insurance Funds Act of 1996 was a part of the larger Economic Growth and Regulatory Paperwork Reduction Act of 1996 "EGRPRA"). EGRPRA is a lengthy Act that amends many different bank regulatory and consumer protection statutes. While EGRPRA does not contain any major changes to banking law (except for the FDIC and FICO assessments discussed above), it does contain a number of smaller provisions that are beneficial to the banking industry. In particular, certain routine regulatory application requirements and procedures have been reduced or eliminated, making it easier and less expensive for banks to comply with regulatory requirements. While the changes effected by EGRPRA are welcome, the direct effect on the Company and the Bank are expected to be minimal.

     Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. Whether or not such legislation will ever be enacted and what effect if may have on the Company and the Bank cannot be estimated at this time.

     Pennsylvania Banking Law

     Under the Pennsylvania Banking Code of 1965, as amended (the "Code"), the Corporation is permitted to control an unlimited number of banks. However, the Corporation would be required, under the Bank Holding Company Act, to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than the Bank, if, after such acquisition, it would own or control more than five percent (5%) of the voting shares of such bank.

     Interstate Banking

     Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), the BHCA prohibited a bank holding company located in one state from acquiring a bank located in another state, unless such an acquisition by an out-of-state bank holding company was specifically authorized by the law of the state where the bank to be acquired was located. Similarly, interstate branching by a single bank was generally prohibited by the McFadden Act. The Interstate Banking Act permits an adequately capitalized and adequately managed bank holding company to acquire a bank in another state whether or not the law of that other state permits the acquisition, subject to certain deposit concentration caps and approval by the Federal Reserve Board. In addition, beginning on June 1, 1997, under the Interstate Banking Act, a bank can engage in interstate expansion by merging with a bank in another state, unless the other state affirmatively opts out of the legislation before that date. A state may also opt into the legislation earlier than June 1, 1997 if it wishes to do so. The Interstate Banking Act also permits de novo interstate branching as of June 1, 1997, but only if a state affirmatively opts in by adopting appropriate legislation. Pennsylvania, Delaware, Maryland, and New Jersey, as well as other states, adopted "opt in" legislation which allows such transactions prior to the June 1, 1997 federal effective date.

     Foreign Operations

     The Corporation does not depend on foreign sources for funds, nor does the Corporation make foreign loans.

     Year 2000 Compliance

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, or a temporary inability to engage in normal business activities.

     First Keystone Corporation is in the process of becoming Year 2000 compliant. The expenses for maintenance or modification of software associated with the Year 2000 will be expensed as incurred. The costs of new software will be capitalized and amortized over the software's useful life. The cost of becoming 2000 compliant is not material. The amount expensed in 1997 was immaterial and the Corporation does not expect the amounts required to be expensed in 1998 and 1999 to have a material effect on its financial position or results of operation.

     The Corporation has also initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Corporation is vulnerable to those third parties' failure to remediate their own Year 2000 issue. However, failures of third parties or other companies, on which the Corporation systems rely to be 2000 compliant could have an adverse effect on the Corporation's systems.

     The Corporation plans to complete the Year 2000 project by December 31, 1998. The costs of the project and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Corporation owns no property other than through its subsidiary. These are:


                                          Type of       Square
          Location                        Ownership     Footage   Use


Columbia County, PA

111 W. Front Street,
Berwick                      Owned        12,500        Administrative
                                                        office, banking and
                                                        trust services and
                                                        computer
                                                        department.

2nd & Market Streets,        Owned        Land Area     No buildings,
Berwick                                   1.45 Acres    held for possible
                                                        expansion. Present
                                                        use, parking.

701 Freas Avenue,
Berwick                      Owned        3,744         Banking services.

2401 New Berwick
Highway, Bloomsburg          Leased       2,000         Banking services.
                                          Annual
                                          Rental
                                          $21,800

U.S. Route 11 &              Owned        Land Area     No buildings,
Central Road,                             1.11 Acres    held for expansion.
Bloomsburg                                              Present use,
                                                        rental.

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

1540 Sans Souci Highway      Owned        4,000         Banking services.
Wilkes-Barre



     It is Management's opinion that the facilities currently utilized are suitable and adequate for the Corporation's current and immediate future purposes.


ITEM 3.  LEGAL PROCEEDINGS

     The Corporation and/or the Bank are defendants in various legal proceedings arising in the course of their business. However, in the opinion of management of the Corporation and the Bank, there are no proceedings pending to which the Corporation and the Bank is a party or to which their property is subject, which, if determined adversely to the Corporation and the Bank, would be material in relation to the Corporation's and Bank's individual profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Corporation and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities or others.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.



                                   Part II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Corporation's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "FKYS". The following table sets forth: (1) the quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported by the management of the Corporation and (2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1996. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission, and may not necessarily reflect actual transactions.



                                  Stock Prices             Dividends
                               High         Low            Declared
1996:
First quarter                  $11.21       $10.19         $.094
Second quarter                 $11.21       $11.21         $.094
Third quarter                  $11.21       $11.21         $.094
Fourth quarter                 $11.21       $11.21         $.106


1997:
First quarter                  $11.21       $10.74         $.106
Second quarter                 $14.33       $10.92         $.117
Third quarter                  $14.33       $14.33         $.117
Fourth quarter                 $19.08       $16.63         $.133



   As of December 31, 1997, the Corporation had approximately 524 shareholders of record.

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

     Dividend Restrictions on the Bank

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

     The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C. Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice. As of December 31, 1997, there was $6,141,195 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The information under the caption "Summary of Selected Financial Data" appearing on page 2 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which page is included in Exhibit 11 hereto, is incorporated in its entirety by reference in response to this Item 6.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 25 through 39 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which pages are included in Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 7.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Corporation's Consolidated Financial Statements and notes thereto appearing on pages 4 through 23 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Information As To Nominees, Directors and Executive Officers," "Section 16(A) Beneficial Ownership Reporting Compliance," "Principal Officers of the Corporation," and "Principal Officers of the Bank" appearing on pages 5, 6, 7, 12, and 13, respectively in the Corporation's Definitive Proxy Statement, filed at Exhibit 99 hereto, are incorporated in their entirety by reference in response to this Item 10.


ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" appearing on pages 8 through 10 of the Corporation's Definitive Proxy Statement, filed as Exhibit 99 hereto, is incorporated in its entirety by reference in response to this Item 11.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" appearing on page 12 of the Corporation's Definitive Proxy Statement, filed as Exhibit 99 hereto, is incorporated in its entirety by reference in response to this Item 13.



                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)    1.   The Registrant's consolidated financial statements
and notes thereto as well as the applicable reports of the independent certified public accountants are filed at Exhibit 13 hereto and are incorporated in their entirety by reference under this Item 14(a)1.

            2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            3. The exhibits required by Item 601 of the Regulation S-K are included under Item 14(c) hereto.

     (b) The Corporation filed no reports on Form 8-K during the last quarter of the year ended December 31, 1997.

     (c)    Exhibits required by Item 601 of Regulation S-::

Exhibit Number Referred to
Item 601 of Regulation S-K         Description of Exhibit

2                                  None.

3i Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the
                                   Registrant's Annual Report on Form
                                   10-KSB for the year ended December
                                   31, 1996).

3ii By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

4                                  None.

9                                  None.

Exhibit Number Referred to
Item 601 of Regulation S-K         Description of Exhibit

10                                 None.

11                                 Computation of Earnings Per Share
                                   incorporated by reference to
                                   Exhibit 11 to the Registrant's
                                   Annual Report on Form 10-K for the
                                   year ended December 31, 1997.

12                                 None.

13                                 Excerpt from Annual Report to
                                   Shareholders for Fiscal Year Ended
                                   December 31, 1997.

16                                 None.

18                                 None.

21 List of Subsidiaries of the Corporation (Incorporated by reference to Exhibit 22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

22                                 None.

23                                 Consent of Independent Auditors.

24                                 None.

27                                 Financial Data Schedule.

99 Definitive Proxy Statement, Notice of Annual Meeting and Form of Proxy for the Annual Meeting of Shareholders to be held April 21, 1998.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST KEYSTONE CORPORATION
   (Issuer)


By:            /s/ J. Gerald Bazewicz
               J. Gerald Bazewicz
               President and Chief Executive Officer

Date:          March 24, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:            /s/ John L. Coates
               John L. Coates
               Secretary and Director

Date:          March 24, 1998



By:            /s/ J. Gerald Bazewicz
               J. Gerald Bazewicz
               President, Chief Executive
               Officer and Director
               (Chief Executive Officer
                 and Principal Financial Officer)

Date:           March 24, 1998

By:            /s/ John E. Arndt
               John E. Arndt
               Director

Date:          March 24, 1998



By:            /s/ Budd L. Beyer
               Budd L. Beyer
               Director

Date:          March 24, 1998



By:            /s/ Robert E. Bull
               Robert E. Bull
               Chairman of the Board
                 and Director

Date:          March 24, 1998



By:            /s/ Dudley P. Cooley
               Dudley P. Cooley
               Director

Date:          March 24, 1998



By:            /s/ Frederick E. Crispin, Jr.
               Frederick E. Crispin, Jr.
               Director

Date:          March 24, 1998



By:
               Stanley E. Oberrender
               Director

Date:          March 24, 1998

By:            /s/ David R. Saracino
               David R. Saracino
               Treasurer and Assistant Secretary
               (Principal Accounting Officer)

Date:          March 24, 1998



By:            /s/ Robert J. Wise
               Robert J. Wise
               Vice Chairman of the Board
                 and Director

Date:          March 24, 1998