Form 10-Q
period 1998-03-31
FIRST KEYSTONE CORP
filed 1998-05-15
CIK 737875

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington,  D.C.  20549

                                   FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

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

Common Stock, $2 Par Value, 2,933,727 shares as of March 31, 1998.

                       PART I. - FINANCIAL INFORMATION


Item. 1  Financial Statements



                          FIRST KEYSTONE CORPORATION
                                BALANCE SHEETS
                                 (Unaudited)

(Amounts in thousands, except per share data)

                                               March       December
                                               1998          1997
ASSETS
Cash and due from banks                      $  5,757       $  6,400
Interest bearing deposits with banks            4,560          7,084
Available-for-sale securities carried
   at estimated fair value                     94,223         81,651
Investment securities, held to
   maturity securities, estimated
   fair value of $16,483 and $16,833           16,424         16,808
Loans, net of unearned income                 150,188        152,151
Allowance for loan losses                      (2,361)        (2,371)

Net loans                                    $147,827       $149,780
Bank premises and equipment                     3,443          3,436
Interest receivable                             2,041          1,998
Other assets                                      549            242

   Total Assets                              $274,824       $267,399


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                      $ 17,427       $ 18,398
   Interest bearing                           204,309        199,249

   Total deposits                            $221,736       $217,647

Short-term borrowings                           6,323          6,102
Long-term borrowings                           12,000          9,000
Accrued expenses and other
   liabilities                                  2,408          2,832


   Total Liabilities                         $242,467       $235,581


STOCKHOLDERS' EQUITY
Common stock, par value $2
   per share                                 $  5,867       $  1,956
Surplus                                         9,761          9,761
Retained earnings                              14,692         17,873
Unrealized gain (loss) on
   investment securities available
   for sale, net of taxes                       2,037          2,228


    Total Stockholders' Equity               $ 32,357       $ 31,818

    Total Liabilities and
      Stockholders' Equity                   $274,824       $267,399



See Accompanying Notes to Financial Statements



                          FIRST KEYSTONE CORPORATION
                             STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

(Amounts in thousands except per share data)

                                               1998          1997
INTEREST INCOME
Interest and fees on loans                     $3,287         $2,986
Interest and dividend income
  on securities                                 1,561          1,611
Interest on deposits in banks                     104             11

   Total Interest Income                       $4,952         $4,608

INTEREST EXPENSE
Interest on deposits                           $2,233         $1,997
Interest on short-term borrowings                  58             78
Interest on long-term borrowings                  155            162

   Total Interest Expense                      $2,446         $2,237

Net interest income                            $2,506         $2,371
Provision for loan losses                          50             50

Net Interest Income After
   Provision for Loan Losses                   $2,456         $2,321

OTHER INCOME
Service charges on deposit
   accounts                                    $  159         $  146
Other non-interest income                         158            139
Investment securities gains
   (losses) net                                    35              6

   Total Other Income                          $  352         $  291

OTHER EXPENSES
Salaries and employee benefits                 $  721         $  659
Net occupancy and fixed asset
  expense                                         228            192
Other non-interest expense                        402            364

   Total Other Expenses                        $1,351         $1,215

Income before income taxes                     $1,457         $1,397
Applicable income tax (benefit)                   316            274

Net Income                                     $1,141         $1,123


Net Income Per Weighted
  Share Outstanding                            $  .39         $  .38


See Accompanying Notes to Financial Statements


                          FIRST KEYSTONE CORPORATION
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

(Amounts in thousands)
                                               1998          1997
OPERATING ACTIVITIES
Net income                                   $  1,141       $  1,123
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Provision or loan losses                        50             50
   Provision for depreciation
     and amortization                              79             77
   Premium amortization on
     investment securities                         54             33
   Discount accretion on investment
     securities                                   (32)           (31)
   Gain on sale of mortgage loans                 (29)             0
   Proceeds from sale of mortgage loans           931              0
   Originations of mortgage loans for
     resale                                    (1,248)             0
   (Gain) loss on sales of investment
     securities                                   (35)            (6)
   Deferred income tax (benefit)                    5             (7)
   (Increase) decrease in interest
     receivable and other assets                 (350)          (201)
   Increase (decrease) in interest
     payable, accrued expenses and
     other liabilities                           (342)           415

   NET CASH PROVIDED BY OPERATING
     ACTIVITIES                              $    224       $  1,453

INVESTING ACTIVITIES
   Purchases of investment securities
     available for sale                      $(17,083)      $ (5,778)
   Proceeds from sales of investment
     securities available for sale              2,040          4,217
   Proceeds from maturities and
     redemptions of investment
     securities available for sale              2,224          1,584
   Purchase of investment securities
     held to maturity                            (677)             0
   Proceeds from maturities and
     redemption of investment
     securities held to maturity                1,043            638
   Net (increase) decrease in loans             2,249         (3,990)
   Purchase of premises and equipment             (86)          (120)

   NET CASH USED BY INVESTING
     ACTIVITIES                              $(10,290)      $ (3,449)

FINANCING ACTIVITIES
   Net increase (decrease) in
     deposits                                $  4,089       $  4,723
   Net increase (decrease) in
     short-term borrowings                        221            (22)
   Net increase (decrease)in
     long-term borrowings                       3,000          3,000
   Cash dividends                                (411)          (311)

   NET CASH PROVIDED BY
     FINANCING ACTIVITIES                    $  6,899       $  7,390

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENT                       $ (3,167)      $  5,394
CASH AND CASH EQUIVALENTS,
   BEGINNING                                   13,484          5,179

CASH AND CASH EQUIVALENTS, ENDING            $ 10,317       $ 10,573


SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for
     Interest                                 $ 2,453        $ 2,183
     Income Taxes                                  29              0


See Accompanying Notes to Financial Statements

                          FIRST KEYSTONE CORPORATION
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                March 31, 1998
                                 (Unaudited)


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


Note 3.

     The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.


Note 4.

     Net income per share of common stock for the interim periods is based on the weighted average number of shares outstanding for each period; 1998 and 1997 - 2,933,727 shares.


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


     The following table presents the changes in the allowance for credit losses:

(Amounts in thousands)


Balance at January 1, 1998                       $2,372
Provisions charged off                               50
Loans charged off                                    71
Recoveries                                           10

Balance at March 31, 1998                        $2,361




     At March 31, 1998, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $68,630. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.


Note 6.

     On January 27, 1998, the Board of Directors approved a 3 for 1 stock split issued in the form of a 200% stock dividend distributed on March 2, 1998, to shareholders of record on February 10, 1998.


(Amounts in thousands, except common share data)

                                     Common         Common
                                     Shares          Stock        Surplus

Balance at January 1, 1998           977,909        $1,956        $9,761

Net Income

Cash dividends - $.39
   per share

3 for 1 stock split in the
   form of a 200% stock
   dividend                        1,955,818         3,911

Change in unrealized gain
   (loss) on investment
   securities available
   for sale

Balance at March 31, 1998          2,933,727        $5,867        $9,761




                                                Net Unrealized
                                                  Gain (Loss)
                                                 on Investment
                                                  Securities
                                    Retained       Available
                                    Earnings       For Sale        Total
Balance at January 1, 1998          $17,873         $2,228       $31,818

Net Income                                                         1,141

Cash dividends - $.39
   per share                           (411)          (411)

3 for 1 stock split in the
   form of a 200% stock
   dividend                          (3,911)                           0

Change in unrealized gain
   (loss) on investment
   securities available
   for sale                                           (191)         (191)


Balance at March 31, 1998           $14,692         $2,037       $32,357





Note 7.

     The consolidated interim financial statements have been prepared in accordance with requirements of Form 10-Q and therefore does not include all the disclosures normally required by generally accepted accounting principles, or those normally made in the Corporation's annual 10-K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10-K for the period ended December 31, 1997, filed with the Securities and Exchange Commission.

Item 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and Results of Operation as of March 31, 1998



RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the first quarter of 1998 of $1,141,000, an increase of $18,000, or 1.6% over the first quarter of 1997. The increase in net income for the first quarter of 1998 was a result of an increase in net interest income and an increase in total other income. Other expenses, non-interest expenses, increased 11.2% in the first quarter of 1998 over 1997 primarily because of expenses relating to our seventh full service office opening in the fourth quarter of 1997. On a per share basis, net income per share increased to $.39 for the first three months of 1998 compared to $.38 for the first three months of 1997, while dividends increased to $.14 per share up from $.11 in 1997, or an increase of 27.3%.

     Year-to-date net income annualized amounts to a return on average common equity of 14.17% and a return on assets of 1.70%. For the three months ended March 31, 1997, these measures were 16.13% and 1.83%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 1998, interest income has increased more than interest expense resulting in improved net interest income. In the first quarter of 1998, interest income amounted to $4,952,000, an increase of $344,000 or 7.5% over the first quarter of 1997, while interest expense amounted to $2,446,000 in the first quarter of 1998, an increase of $209,000, or 9.3% over the first quarter of 1997. Accordingly, net interest income was $2,506,000 in the first quarter of 1998, an increase of $135,000, or 5.7% over the first quarter of 1997.

     Our net interest margin for the quarter ended March 31, 1998, was 4.28% compared to 4.58% for the quarter ended March 31, 1997.


PROVISION FOR LOAN LOSSES


     The provision for loan losses for the quarter ended March 31, 1998, was $50,000 compared to $50,000 for the first quarter of 1997. Net charge-offs totaled $61,000 for the three months ended March 31, 1998, as compared to $22,000 for the first three months of 1997. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.57% as of March 31, 1998, as compared to 1.56% as of March 31, 1997.



NON-INTEREST INCOME

     Total non-interest or other income was $352,000 for the quarter ended March 31, 1998, as compared to $291,000 for the quarter ended March 31, 1997, an increase of $61,000, or 21.0%. Excluding investment security gains and losses, non-interest income was $317,000 for the first quarter of 1998, an increase of $32,000 over the first
quarter of 1997.   Increased fees generated by our trust department
and an increase in service charges on deposit accounts, were the primary reasons for the increase in non-interest income.

NON-INTEREST EXPENSES

     Total non-interest, or other expenses, was $1,351,000 for the quarter ended March 31, 1998, as compared to $1,215,000 for the quarter ended March 31, 1997. The increase of $136,000 is comprised of salary and benefits increasing $62,000, occupancy expense increasing $36,000, and other non-interest expense increasing $38,000. The increase in non-interest expenses was primarily the result of increased personnel expenses and overhead expenses associated with the opening in October 1997 of our seventh full service office.

     Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses. Salaries and benefits amount to 53.4% of total non-interest expense for the three months ended March 31, 1998, as compared to 54.2% for the first three months of 1997. Net occupancy expense amounted to $228,000 for the three-months ended March 31, 1998, an increase of $36,000, or 18.8% over 1997. Other non-interest expenses amounted to $402,000 for the three months ended March 31, 1998, an increase of $38,000, or 10.4% over the first three months of 1997. Even though our non-interest expenses increased in the first quarter somewhat more than historic averages, our overall non-interest expense of less than 2% of average assets on an annualized basis, places us among the leaders of our peer financial institutions at controlling total non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 21.7% for the first quarter of
1998 as compared to 19.6% for the first quarter of 1997.   The
increase in our effective tax rate in the first quarter of 1998 was due primarily to the limited opportunities to purchase municipal (tax-free investments) securities at attractive interest rates.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $274,824,000 as of March 31, 1998, an increase of $7,425,000, or 2.8% over year-end 1997. Total deposits increased to $221,736,000 as of March 31, 1998, an increase of $4,089,000, or 1.9% over year-end 1997.

     The Corporation used borrowed funds to support asset growth not funded by deposit growth. Short-term and long-term borrowing increased by 21.3% to $18,323,000 as of March 31, 1998, up from $15,102,000 at December 31, 1997.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income decreased to $150,188,000 as of March 31, 1998, down $1,963,000, or
1.3% since year-end 1997. The loan portfolio continues to be well diversified and management believes increases in the portfolio in 1998 will be primarily from increased originations of real estate loans and commercial loans secured by real estate.

     With the decrease in loans, our investment portfolio increased in size from December 31, 1997, to March 31, 1998. Held-to-maturity securities amounted to $16,424,000 as of March 31, 1998, a decrease of $384,000 from December 31, 1997. However, available-for-sale securities amounted to $94,223,000 as of March 31, 1998, an increase of $12,572,000, or 15.4% from year-end 1997. Interest bearing deposits with banks declined $4,560,000 as of March 31, 1998, compared to $7,084,000 as of December 31, 1997, as less funds were kept short-term for liquidity and in anticipation of funding loan commitments.

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

     The Corporation was required to adopt Financial Accounting
Standards Board Statement No. 114, "Accounting by Creditors for
Impairment of a Loan" - Refer to Note 5 above for details.


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual and restructured loans, together with foreclosed assets. As of March 31, 1998, total non-performing assets were $774,000 as compared to $350,000 on December 31, 1997. Non-performing assets to total loans and foreclosed assets was .51% as of March 31, 1998, and .23% as of December 31, 1997.

     Loans past-due 90 days or more and still accruing amounted to $486,000 as of March 31, 1998, as compared to $336,000 on December 31, 1997.

     Interest income received on non-performing loans as of March 31, 1998, was $891 compared to $7,006 as of December 31, 1997. Interest income, which would have been recorded on these loans under the original terms as of March 31, 1998, and December 31, 1997, were $18,476 and $30,027, respectively. As of March 31, 1998 and December 31, 1997, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, deposit growth amounted to $4,089,000 as total deposits increased to $221,736,000 as of March 31, 1998, up from $217,647,000 as of year-end 1997. During 1998, the Corporation has experienced a decrease in non-interest bearing deposits of $971,000, while interest bearing deposits increased $5,060,000. The majority of the increase in interest bearing deposits can be associated with an increase in certificates of deposit.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, net unrealized gains on investment securities available-for-sale increased shareholders' equity, or capital by $2,037,000 as of March 31, 1998, and $2,228,000 as of
December 31, 1997.

     Leverage ratio and risk based capital ratios remain very strong. As of March 31, 1998, our leverage ratio was 11.27% as compared to 11.23% as of December 31, 1997. In addition, Tier 1 risk based capital and total risk based capital ratio as of March 31, 1998, were 19.92% and 21.18%, respectively. The same ratios as of December 31, 1997, were 19.43% and 20.68%, respectively.


LIQUIDITY

     The liquidity position of the Corporation remains adequate to meet customer loan demand and deposit fluctuation. Managing liquidity remains an important segment of asset liability management. Our overall liquidity position is maintained by an active asset liability management committee.

     Management feels its current liquidity position is satisfactorily given a very stable core deposit base which has increased annually. Secondly, our loan payments and principal paydowns on our mortgage backed securities provide a steady source of funds. Also, short-term investments and maturing investment securities represent additional sources of liquidity. Finally, short-term borrowings are readily accessible at the Federal Reserve Bank, Atlantic Central Bankers Bank, or the Federal Home Loan Bank.


YEAR 2000 COMPLIANCE

     First Keystone Corporation is in the process of becoming Year 2000 compliant. The expenses for maintenance or modification of software associated with the Year 2000 will be expensed as incurred. The costs of new software will be capitalized and amortized over the its useful life. The cost of becoming 2000 compliant is not expected to be material. The amount expensed in 1997 was immaterial and the Corporation does not expect the amounts required to be expensed in 1998 and 1999 to have a material effect on its financial position or results of operation.

                         PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings

                None.


     Item 2.    Changes in Securities

                None.


     Item 3.    Defaults Upon Senior Securities

                None.


     Item 4.    Submission of Matters to a Vote of Security Holders

                Annual Meeting of Shareholders of First Keystone
                Corporation held on Tuesday, April 21, 1998, at 9:00 a.m.



                                                 Votes        Votes
Directors Elected               Votes For       Against     Withheld

John Arndt                      2,446,769       31,851          0
J. Gerald Bazewicz              2,446,769       31,851          0
Robert E. Bull                  2,455,394       23,226          0



                                                Broker
Directors Elected              Abstentions     Non-Votes

John Arndt                          0              0
J. Gerald Bazewicz                  0              0
Robert E. Bull                      0              0



Directors Continuing:

Budd L. Beyer, term expires in 2000
John L. Coates, term expires in 1999
Dudley P. Cooley, term expires in 1999
Frederick E. Crispin, term expires in 2000
Stanley E. Oberrender, term expires in 1999
Robert E. Wise, term expires in 2000

Matters Voted Upon:

Selection of J. H. Williams & Co., as auditors for the
Corporation.          Votes For  -  2,451,737
                      Votes Against  -  15,315
                      Votes Withheld  -  0
                      Abstentions  -  11,568
                      Broker Non-Votes  -  0

To amend Article 5 of the Articles of Incorporation to increase the number of authorized shares of common stock from three million to ten million shares.
                      Votes For  -  2,376,425
                      Votes Against  -  66,663
                      Votes Withheld  -  0
                      Abstentions  -  35,532
                      Broker Non-Votes  -  0

To approve the First Keystone Corporation 1998 Stock Incentive Plan.

                      Votes For  -  2,309,483
                      Votes Against  -  128,430
                      Votes Withheld  -  0
                      Abstentions  -  40,707
                      Broker Non-Votes  -  0


     Item 5.    Other Information

                3 for 1 Stock Split issued in the form of a 200%
                Stock Dividend - refer to Consolidated Notes to
                Financial Statements Note 6 appearing on page 5 of this Form 10-Q.


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

    10 Material Contracts (Incorporated by reference to Exhibit 10 to Registrant's Form 10Q for the quarter ended June 30, 1997.)

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


                              FIRST KEYSTONE CORPORATION
                              Registrant


May 12, 1998                  /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



May 12, 1998                  /s/ David R. Saracino
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

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

  27                 Financial Data Schedule