Form 10-Q
period 1998-06-30
FIRST KEYSTONE CORP
filed 1998-08-14
CIK 737875

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington,  D.C.  20549

                                   FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

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

Common Stock, $2 Par Value, 2,933,727 shares as of June 30, 1998.

                       PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                          FIRST KEYSTONE CORPORATION
                                BALANCE SHEETS
                                 (Unaudited)

(Amounts in thousands, except per share data)

                                               June        December
                                               1998          1997
ASSETS
Cash and due from banks                      $  5,080       $  6,400
Interest bearing deposits with banks            4,721          7,084
Available-for-sale securities carried
  at estimated fair value                      97,449         81,651
Investment securities, held to maturity
  securities, estimated fair value
  of $15,615 and $16,833                       15,566         16,808
Loans, net of unearned income                 155,880        152,150

Allowance for loan losses                      (2,399)        (2,371)
Net loans                                    $153,481       $149,779
Bank premises and equipment                     3,398          3,436
Interest receivable                             2,146          1,998
Other assets                                      416            242

  Total Assets                               $282,257       $267,398


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
  Non-interest bearing                       $ 20,342       $ 18,398
  Interest bearing                            202,780        199,249

  Total deposits                             $223,122       $217,647
Short-term borrowings                           7,820          6,102
Long-term borrowings                           16,000          9,000
Accrued expenses                                1,358          1,522
Other liabilities                                 826          1,309

  Total Liabilities                          $249,126       $235,580


STOCKHOLDERS' EQUITY
Common stock, par value $2 per
  share; authorized 10,000,000
  shares 1998, 3,000,000 shares
  1997; issued 2,933,727 in
  1998 and 977,909 in 1997                   $  5,867       $  1,956
Surplus                                         9,761          9,761
Retained earnings                              15,530         17,873
Unrealized gain (loss) on investment
  securities available
  for sale, net of taxes                        2,063          2,228
Less treasury stock at cost 2,785
  shares in 1998 and 0 in 1997                    (90)             0


  Total Stockholders' Equity                 $ 33,131       $ 31,818


  Total Liabilities and
    Stockholders' Equity                     $282,257       $267,398


See Accompanying Notes to Financial Statements



                          FIRST KEYSTONE CORPORATION
                             STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

(Amounts in thousands except per share data)

                                               1998          1997

INTEREST INCOME
Interest and fees on loans                     $3,372         $3,159
Interest and dividend income
  on securities                                 1,777          1,516
Interest on deposits in banks                      34             70

  Total Interest Income                        $5,183         $4,745


INTEREST EXPENSE
Interest on deposits                           $2,242         $2,029
Interest on short-term borrowings                  80             45
Interest on long-term borrowings                  209            202

  Total Interest Expense                       $2,531         $2,276


Net interest income                            $2,652         $2,469
Provision for loan losses                          75            100
Net Interest Income After Provision
  for Loan Losses                              $2,577         $2,369


OTHER INCOME
Service charges on deposit accounts            $  175         $  160
Other non-interest income                         124            120
Investment securities gains
  (losses) net                                     25             (7)

  Total Other Income                           $  324         $  273

OTHER EXPENSES
Salaries and employee benefits                 $  679         $  613
Net occupancy and fixed asset expense             223            207
Other non-interest expense                        406            366

  Total Other Expenses                         $1,308         $1,186

Income before income taxes                     $1,593         $1,456
Applicable income tax (benefit)                   345            309

Net Income                                     $1,248         $1,147


Net Income Per Weighted
  Shares Outstanding                           $  .43         $  .39


See Accompanying Notes to Financial Statements



                          FIRST KEYSTONE CORPORATION
                             STATEMENTS OF INCOME
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

(Amounts in thousands except per share data)

                                               1998          1997

INTEREST INCOME
Interest and fees on loans                    $ 6,659        $ 6,145
Interest and dividend income
  on securities                                 3,338          3,127
Interest on deposits in banks                     138             81
  Total Interest Income                       $10,135        $ 9,353

INTEREST EXPENSE
Interest on deposits                          $ 4,475        $ 4,026
Interest on short-term borrowings                 138            123
Interest on long-term borrowings                  364            364

  Total Interest Expense                      $ 4,977        $ 4,513

Net interest income
                                              $ 5,158        $ 4,840
Provision for loan losses                         125            150

Net Interest Income After
  Provision for Loan Losses                   $ 5,033        $ 4,690

OTHER INCOME
Service charges on deposit
  accounts                                    $   334        $   306
Other non-interest income                         282            259
Investment securities gains
  (losses) net                                     60             (1)

   Total Other Income                         $   676        $   564

OTHER EXPENSES
Salaries and employee benefits                $ 1,400        $ 1,272
Net occupancy and fixed
  asset expense                                   451            399
Other non-interest expense                        808            730

   Total Other Expenses                       $ 2,659        $ 2,401

Income before income taxes                    $ 3,050        $ 2,853
Applicable income tax (benefit)                   661            583

Net Income                                    $ 2,389        $ 2,270

Net Income Per Weighted
  Share Outstanding                           $   .81        $   .77


See Accompanying Notes to Financial Statements


                          FIRST KEYSTONE CORPORATION
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

(Amounts in thousands)
                                               1998          1997
OPERATING ACTIVITIES
Net income                                   $  2,389       $  2,270
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Provision or loan losses                        125            150
  Provision for depreciation
    and amortization                              175            155
  Premium amortization on
    investment securities                         132             60
  Discount accretion on investment
    securities                                    (64)           (62)
  Gain on sale of mortgage loans                  (30)             0
  Proceeds from sale of mortgage loans            931              0
  Originations of mortgage loans
    for resale                                 (3,679)             0
  (Gain) loss on sales of investment
    securities                                    (60)             1
  Deferred income tax (benefit)                     0             (3)
  (Gain) loss on sale of other real
    estate owned                                    0             (1)
  (Increase) decrease in interest
    receivable and other assets                  (323)            34
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                            (576)            99

  Net Cash Provided by Operating
    Activities                               $   (980)      $  2,703

INVESTING ACTIVITIES
  Purchases of investment securities
    available for sale                       $(30,828)      $(10,945)
  Proceeds from sales of investment
    securities available for sale               7,693         16,885
  Proceeds from maturities and
    redemptions of investment
    securities available for sale               7,118          2,358
  Purchase of investment securities
    held to maturity                             (677)             0
  Proceeds from maturities and
    redemption of investment
    securities held to maturity                 1,895          1,165
  Net (increase) decrease in loans             (1,049)       (13,553)
  Purchase of premises and equipment             (137)          (645)
  Proceeds from sale of other real
    estate owned                                    0             43
  Net Cash Used by Investing
    Activities                               $(15,985)      $ (4,692)

FINANCING ACTIVITIES
  Net increase (decrease) in
    deposits                                 $  5,475       $  6,050
  Net increase (decrease) in
    short-term borrowings                       1,718           (185)
  Net increase (decrease)in
    long-term borrowings                        7,000          3,000
  Acquisition of treasury stock                   (90)             0
  Cash dividends                                 (821)          (659)

  Net Cash Provided by Financing
    Activities                               $ 13,282       $  8,206

Increase (Decrease) in Cash and
  Cash Equivalent                            $ (3,683)      $  6,217
Cash and Cash Equivalents, Beginning           13,484          5,179

Cash and Cash Equivalents, Ending            $  9,801       $ 11,396

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
  Cash paid during period for
    Interest                                 $  5,077       $  4,377
    Income Taxes                                  627            555

See Accompanying Notes to Financial Statements

                          FIRST KEYSTONE CORPORATION
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)


Note 1.

     The accounting and reporting policies of First Keystone Corporation and Subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. These consolidated interim financial statements include the accounts of First Keystone Corporation and its wholly owned subsidiary, The First National Bank of Berwick. All significant inter-company balances have been eliminated.


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


Note 3.

     The results of operations for the six-month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.


Note 4.

     Net income per share of common stock for the interim periods is based on the weighted average number of shares outstanding for each period; 1998 - 2,933,534 shares and 1997 - 2,933,727 shares after giving effect to stock dividends.


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


     The following table presents the changes in the allowance for credit losses:


(Amounts in thousands)

Balance at January 1, 1998                       $2,372
Provisions charged to operations                    125
Loans charged off                                  (123)
Recoveries                                           25

Balance at June 30, 1998                         $2,399



     At June 30, 1998, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $83,981. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.


Note 6.

     On January 27, 1998, the Board of Directors approved a 3 for 1 stock split issued in the form of a 200% stock dividend distributed on March 2, 1998, to shareholders of record on February 10, 1998.

(Amounts in thousands except Common Shares data)

                               Common      Common                 Retained
                               Shares       Stock      Surplus    Earnings

Balance at January 1, 1998     977,909     $1,956      $9,761     $17,873

Net Income                                                          2,389
Cash dividends - $.78
  per share                                                          (821)
3 for 1 stock split in
  the form of a 200%
  stock dividend             1,955,818      3,911                  (3,911)
Purchase of 2,785 shares
  of Treasury Stock
Change in unrealized
  gain (loss) on
  investment securities
  available for sale                 0          0           0           0


Balance at June 30, 1998     2,933,727     $5,867      $9,761     $15,530





                                                      Net
                                                  Unrealized
                                                  Gain (Loss)
                                                      on
                                                  Investment
                                                  Securities
                                    Treasury       Available
                                      Stock        For Sale        Total

Balance at January 1, 1998                         $2,228        $31,818

Net Income                                                         2,389
Cash dividends - $.78
  per share                                                         (821)
3 for 1 stock split in
  the form of a 200% stock
  dividend                                                             0
Purchase of 2,785 shares
  of Treasury Stock                    (90)                          (90)
Change in unrealized gain
  (loss) on investment
  securities available
  for sale                               0           (165)          (165)


Balance at June 30, 1998               (90)        $2,063        $33,131





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

Item 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and Results of Operation as of June 30, 1998




RESULTS OF OPERATIONS

     First Keystone Corporation realized record earnings for the second quarter of 1998 of $1,248,000, an increase of $101,000, or 8.8% over the second quarter of 1997. Six months net income for the period ended June 30, 1998, amounted to $2,389,000, an increase of 5.2% over the $2,270,000 net income reported June 30, 1997. On a per share basis, net income per share increased to $.81 for the six months of 1998 compared to $.77 for the first six months of 1997, while dividends increased to $.28 per share up from $.22 in 1997.

     Year-to-date net income annualized amounts to a return on average common equity of 14.67% and a return on assets of 1.74%. For the six months ended June 30, 1997, these measures were 16.18% and 1.84%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 1998 and year-to-date in 1998, interest income has increased more than interest expense resulting in improved net interest income. In the second quarter of 1998, interest income amounted to $5,183,000, an increase of $438,000 or 9.2% over the second quarter of 1997. Interest expense amounted to $2,531,000 in the second quarter of 1998, an increase of $255,000, or 11.2% over the second quarter of 1997. Accordingly, net interest income amounted to $2,652,000 in the second quarter of 1998, an increase of $183,000, or 7.4% over the second quarter of 1997. Year-to-date for the six months ended June 30, 1998, total interest income increased $782,000, or 8.4% over the first six months of 1997. Total interest expense increased $464,000, or 10.3% for the first six months of 1998 over 1997. This resulted in net interest income increasing $318,000, or 6.6% for the six months ended June 30, 1998, over 1997.

     Our net interest margin for the quarter ended June 30, 1998, was 4.46% compared to 4.57% for the quarter ended June 30, 1997. For the six months ended June 30, 1998, our net interest margin was 4.33% compared to 4.54% for the first six months of 1997.


PROVISION FOR LOAN LOSSES


     The provision for loan losses for the quarter ended June 30, 1998, was $75,000 compared to $100,000 for the second quarter of 1997. Year-to-date, the provision for loan losses amounts to $125,000 in 1998 as compared to the $150,000 provision for the period ended June 30, 1997. The provision for possible loan losses decreased slightly in 1998 but our allowance for loan losses of $2,399,000 as of June 30, 1998, compared favorably to our allowance for loan losses of $2,371,000 as of December 31, 1997. Net charge-offs totaled $98,000 for the six months ended June 30, 1998, as compared to $115,000 for the first six months of 1997. Our non-performing assets, consisting of non-performing loans and foreclosed assets, increased to $966,000 as of June 30, 1998, as compared to $284,000 as of June 30, 1997, representing .62% and .19%, respectively of loans net of unearned income and foreclosed assets.

     Loans past-due 90 days or more still accruing amounted to $352,000 as of June 30, 1998, and $222,000 as of June 30, 1997. The
allowance for loan losses as a percentage of loans, net of unearned interest was 1.54% as of June 30, 1998, and 1.56% as of June 30, 1997.

NON-INTEREST INCOME

     Total non-interest or other income was $324,000 for the quarter ended June 30, 1998, as compared to $273,000 for the quarter ended June 30, 1997. Excluding investment security gains and losses, non-interest income was $299,000 for the second quarter of 1998, an increase of $19,000 over the second quarter of 1997. For the six months ended June 30, 1998, total non-interest income was $676,000, an increase of $112,000, or 19.9% over the first six months of 1997. Security gains of $60,000, largely from the sale of equity securities, plus an overall increase in service charges and fees, account for the $112,000 increase in non-interest income year-to-date in 1998.


NON-INTEREST EXPENSES

     Total non-interest, or other expenses, was $1,308,000 for the quarter ended June 30, 1998, as compared to $1,186,000 for the quarter ended June 30, 1997. The increase of $122,000 is comprised of salary and benefits increasing $66,000, occupancy expense increasing $16,000, and other non-interest expense increasing $40,000.

     For the six months ended June 30, 1998, total non-interest expense was $2,659,000, an increase of $258,000, or 10.7% over the first six months of 1997. Expenses associated with employee (salaried employee benefits) continues to be the largest category of non-interest expenses. Salaries and benefits amount to 52.7% of total non-interest expense for the six months ended June 30, 1998, as compared to 53.0% for the first six months of 1997. Salaries and benefits amounted to $1,400,000 for the six months ended June 30, 1998, an increase of $128,000, or 10.1% over the first six months of 1997. The increase was a result of normal salary adjustments and an increased number of employees. Net occupancy expense amounted to $451,000 for the six-months ended June 30, 1998, an increase of $52,000, or 13.0% over 1997, primarily as a result of opening our seventh full service office. Other non-interest expenses amounted to $808,000 for the six months ended June 30, 1998, an increase of $78,000, or 10.7% over the first six months of 1997. Our overall non-interest expense of less than 2% of average assets on an annualized basis for 1998 and 1997, places us among the leaders of our peer financial institutions at controlling total non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 21.7% for the second quarter of 1998 as compared to 21.2% for the second quarter of 1997. For the six months ended June 30, 1998, our tax liability amounted to $661,000 for an effective tax rate of 21.7% as compared to an effective tax rate of 20.4% for the first six months of 1997. The increase in our effective tax rate was due primarily to the limited opportunities to purchase municipal (tax-free investments) securities at attractive interest rates.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $282,257,000 as of June 30, 1998, an increase of $14,859,000, or 5.6% over year-end 1997. Total deposits increased to $223,122,000 as of June 30, 1998, an increase of $5,475,000, or 2.5% over year-end 1997.

     The Corporation used borrowed funds to support asset growth not provided by deposit growth. Long-term borrowing increased to $16,000,000 as of June 30, 1998, up from $9,000,000 at December 31,
1997.

EARNING ASSETS

     Our primary earning asset, loan, net of unearned income increased to $155,880,000 as of June 30, 1998, up $3,730,000, or 2.5% since year-end 1997. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate.

     With only a relatively small increase in loans, our investment portfolio increased in size from December 31, 1997, to June 30, 1998. Held-to-maturity securities amounted to $15,566,000 as of June 30, 1998, a decrease of $1,242,000, or 7.4% since year-end 1997. However, available-for-sale securities increased to $97,449,000 as of June 30, 1998, an increase of $15,798,000, or 19.3% from year-end 1997.
Interest bearing deposits with banks amounted to $4,721,000 as of June 30, 1998, down from $7,084,000 as of December 31, 1997.


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


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrued and restricted loans, together with foreclosed assets. As of June 30, 1998, total non-performing assets were $966,000 as compared to $350,000 on December 31, 1997. Non-performing assets to total loans and foreclosed assets was .62% as of June 30, 1998, and .23% as of December 31, 1997.

     Loans past-due 90 days or more and still accruing amounted to $352,000 as of June 30, 1998, as compared to $336,000 on December 31, 1997.

     Interest income received on non-performing loans as of June 30, 1998, was $4,918 compared to $7,006 as of December 31, 1997. Interest income, which would have been recorded on these loans under the original terms as of June 30, 1998, and December 31, 1997, was $46,662 and $30,027, respectively. As of June 30, 1998 and December 31, 1997, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, deposit growth amounted to $5,475,000 as total deposits increased to $223,122,000 as of June 30, 1998, up from $217,647,000 as of year-end 1997. During 1998, the Corporation experienced deposit growth in both non-interest bearing deposits and interest bearing deposits.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, net unrealized gains on investment securities available-for-sale increased shareholders' equity, or capital by $2,063,000 as of June 30, 1998, and $2,228,000 as of
December 31, 1997.

     Leverage ratio and risk based capital ratios remain very strong. As of June 30, 1998, our leverage ratio was 11.10% as compared to 11.23% as of December 31, 1997. In addition, Tier 1 risk based capital and total risk based capital ratio as of June 30, 1998, were 19.52% and 20.78%, respectively. The same ratios as of December 31, 1997, were 19.43% and 20.68%, respectively.

     In June 1998, the Board of Directors of First Keystone Corporation approved a stock repurchase plan authorizing the repurchase of up to 100,000 shares of common stock. As of June 30, 1998, the Corporation had repurchased 2,785 shares of First Keystone Corporation common stock. The repurchased shares will be held as treasury shares available in connection with future stock dividends and stock splits, our employee stock option plan, and other corporate purposes.


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

     Item 5.     Other Information

                 3 for 1 Stock Split in the Form of a 200% Stock
                 Dividend - refer to Consolidated Notes to Financial Statements Note 6 appearing on page 6 of this Form 10-Q.

     Item 6.     Exhibits and Reports on Form 8-K

                 (a)  Exhibits required by Item 601 Regulation S-K


Exhibit Number         Description of Exhibit

    3(i) Articles of Incorporation, as amended as of June 30, 1998 (Also incorporated by reference to Exhibit 3(i) to Registrant's Annual Report of Form 10-KSB for the year ended December 31, 1996.)

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


                              FIRST KEYSTONE CORPORATION
                              Registrant


August 11, 1998               /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



August 11, 1998               /s/ David R. Saracino
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit             Description                             Page

  3(i)              Articles of Incorporation,              16
                    as amended as of June 30,
                    1998 (Also incorporated by
                    reference to Exhibit 3(i)
                    to Registrant's Annual
                    Report of Form 10-KSB for
                    the year ended December 31,
                    1996)


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
                        1997)


  11                Compensation of Earning Per Share        18


  27                Financial Data Schedule

                                            EXHIBIT 3(i)


                            ARTICLES OF AMENDMENT

                        DOMESTIC BUSINESS CORPORATION

                          FIRST KEYSTONE CORPORATION
                            111 WEST FRONT STREET
                         BERWICK, PENNSYLVANIA  18603
                               COLUMBIA COUNTY


     In compliance with the requirements of 15 Pa.C.S. paragraph 1915 (relating to Articles of Amendment), the undersigned business corporation, desiring to amend its Articles, does hereby certify and state that:

     1.    The Name of the Corporation is:

           First Keystone Corporation

     2. The Address, including street and number, of its Registered Office in this Commonwealth is: (The Department of State is hereby authorized to correct the following statement to conform to the records of the Department):

           111 West Front Street, P.O. Box 289, Columbia County,
           Berwick, Pennsylvania 18603

     3. The Statute by or under which the Corporation was Incorporated is:

           Business Corporation Law of 1933, Act of May 5, 1993, P.L. 364, as amended.

     4.    The Date of its Incorporation is:

           July 6, 1983

     5. The Manner in which the Amendment was Adopted by the Corporation is:

           The amendment was duly approved and adopted, and proposed to the Shareholders, by the Board of Directors of the Corporation at a Meeting of the Board of Directors of the Corporation duly called, convened and held on February 10, 1998. The amendment was duly adopted by the Shareholders of the Corporation pursuant to Section 1914(a) and (b) of the Business Corporation Law of 1988, as amended, at the 1998 Annual Meeting of Shareholders of the Corporation duly called, convened and held pursuant to a Notice of Annual Meeting of Shareholders, Proxy Statement, and Form of Proxy dated March 27, 1998 and first sent on or about March 27, 1998 by United States Mail, first class postage prepaid, to the Shareholders of record as of the Record Date of March 10, 1998. The 1998 Annual Meeting of shareholders was held at 9:00 a.m., prevailing time, on Tuesday, April 21, 1998 at the main office of The First National Bank of Berwick, 111 West Front Street, Berwick, Pennsylvania 18603. The total number of shares outstanding was 2,933,727 with each share entitled to one vote. The total number of shares entitled to vote was 2,933,727. The total number of shares that voted for the amendment was 2,376,425, the total number of shares that voted against the amendment was 66,663, and the total number of shares that abstained from voting on the matter was 35,532. Thus, the amendment was approved and adopted by 81% of the outstanding shares of Common Stock of the Corporation, constitutes greater than a majority of the outstanding shares of Common Stock required to approved and adopt the amendment.

     6. The Amendment Adopted by the Corporation set forth in full is:

           5. The aggregate number of shares which the Corporation shall have authority to issue is 10,000,000 shares of Common Stock of the par value of $2.00 per share (the
           "Common Stock").

     IN TESTIMONY WHEREOF, the undersigned Corporation has caused these Articles of Amendment to be signed by a duly authorized officer and its corporate seal, duly attested by another such officer, to be hereunto affixed this 30th day of April, 1998.


Attest:                           FIRST KEYSTONE CORPORATION


/s/ John L. Coates                By: /s/ J. Gerald Bazewicz
John L. Coates                        J. Gerald Bazewicz
Secretary                             President



(CORPORATE SEAL)