Form 10-Q
period 1998-09-30
FIRST KEYSTONE CORP
filed 1998-11-13
CIK 737875

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington,  D.C.  20549

                                   FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

Common Stock, $2 Par Value, 2,933,727 shares as of September 30, 1998.

                       PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements

                          FIRST KEYSTONE CORPORATION

                                BALANCE SHEETS
                                 (Unaudited)

(Amounts in thousands, except per share data)

                                             September     December
                                               1998          1997
ASSETS
Cash and due from banks                      $  5,763       $  6,400
Interest bearing deposits with banks           10,669          7,084
Available-for-sale securities carried
  at estimated fair value                     107,102         81,651
Investment securities, held to maturity
  securities, estimated fair value
  of $14,992 and $17,691                       14,864         16,808
Loans, net of unearned income                 153,268        152,150
Allowance for loan losses                      (2,370)        (2,371)

Net loans                                    $150,898       $149,779
Bank premises and equipment                     3,664          3,436
Interest receivable                             2,117          1,998
Other assets                                      530            242

  Total Assets                               $295,607       $267,398

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
  Non-interest bearing                       $ 21,810       $ 18,398
  Interest bearing                            213,045        199,249

  Total deposits                             $234,855       $217,647

Short-term borrowings                           7,467          6,102
Long-term borrowings                           16,000          9,000
Accrued expenses                                1,498          1,522
Other liabilities                               1,258          1,309

  Total Liabilities                          $261,078       $235,580

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share         $  5,867       $  1,956
Surplus                                         9,761          9,761
Retained earnings                              16,389         17,873
Accumulated other comprehensive
  income                                        2,809          2,228
Less treasury stock at cost 8,602
  shares in 1998 and 0 in 1997                   (297)             0

  Total Stockholders' Equity                 $ 34,529       $ 31,818

  Total Liabilities and
    Stockholders' Equity                     $295,607       $267,398


See Accompanying Notes to Financial Statements

                          FIRST KEYSTONE CORPORATION
                             STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

(Amounts in thousands except per share data)

                                               1998          1997
INTEREST INCOME
Interest and fees on loans                     $3,362         $3,364
Interest and dividend income
  on securities                                 1,797          1,465
Interest on deposits in banks                      67            119

  Total Interest Income                        $5,226         $4,948

INTEREST EXPENSE
Interest on deposits                           $2,304         $2,174
Interest on short-term borrowings                  74             49
Interest on long-term borrowings                  235            194

  Total Interest Expense                       $2,613         $2,417

Net interest income                            $2,613         $2,531
Provision for loan losses                          50             50
Net Interest Income After Provision
  for Loan Losses                              $2,563         $2,481

OTHER INCOME
Service charges on deposit accounts            $  174         $  149
Other non-interest income                         224            117
Investment securities gains
  (losses) net                                     29             20

  Total Other Income                           $  427         $  286

OTHER EXPENSES
Salaries and employee benefits                 $  710         $  658
Net occupancy and fixed asset expense             256            218
Other non-interest expense                        413            347

  Total Other Expenses                         $1,379         $1,223

Income before income taxes                     $1,611         $1,544
Applicable income tax (benefit)                   342            359

Net Income                                     $1,269         $1,185


Net Income Per Weighted Share
  Outstanding - Basic                          $  .43         $  .40
Net Income Per Weighted Share
  Outstanding - Diluted                           .43            .40


See Accompanying Notes to Financial Statements

                          FIRST KEYSTONE CORPORATION
                             STATEMENTS OF INCOME
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

(Amounts in thousands except per share data)

                                               1998          1997
INTEREST INCOME
Interest and fees on loans                    $10,021        $ 9,509
Interest and dividend income on
  securities                                    5,135          4,592
Interest on deposits in banks                     205            200

  Total Interest Income                       $15,361        $14,301

INTEREST EXPENSE
Interest on deposits                          $ 6,779        $ 6,200
Interest on short-term borrowings                 212            172
Interest on long-term borrowings                  599            558
  Total Interest Expense                      $ 7,590        $ 6,930

Net interest income                           $ 7,771        $ 7,371
Provision for loan losses                         175            200

Net Interest Income After
  Provision for Loan Losses                   $ 7,596        $ 7,171

OTHER INCOME
Service charges on deposit accounts           $   508        $   455
Other non-interest income                         506            376
Investment securities gains
  (losses) net                                     89             19

  Total Other Income                          $ 1,103        $   850

OTHER EXPENSES
Salaries and employee benefits                $ 2,110        $ 1,930
Net occupancy and fixed
  asset expense                                   707            617
Other non-interest expense                      1,221          1,077

  Total Other Expenses                        $ 4,038        $ 3,624

Income before income taxes                    $ 4,661        $ 4,397
Applicable income tax (benefit)                 1,003            942

Net Income                                    $ 3,658        $ 3,455

Net Income Per Weighted Share
  Outstanding - Basic                         $  1.25        $  1.18
Net Income Per Weighted Share
  Outstanding - Diluted                          1.25           1.18


See Accompanying Notes to Financial Statements

                          FIRST KEYSTONE CORPORATION
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (Unaudited)

(Amounts in thousands)

                                               1998          1997
OPERATING ACTIVITIES
Net income                                   $  3,658       $  3,455
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Provision for loan losses                       175            200
  Provision for depreciation and
    amortization                                  268            232
  Premium amortization on investment
    securities                                    190             90
  Discount accretion on investment
    securities                                   (103)           (96)
  Gain on sale of mortgage loans                  (91)             0
  Proceeds from sale of mortgage loans          4,335             42
  Originations of mortgage loans
    for resale                                 (5,059)        (1,079)
  (Gain) loss on sales of investment
    securities                                    (89)           (19)
  Deferred income tax (benefit)                    37              0
  (Gain) loss on sales of other real
    estate owned                                    0             (1)
  (Increase) decrease in interest
    receivable and other assets                  (407)          (143)
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                            (415)           571

  Net Cash Provided by Operating
    Activities                               $  2,499       $  3,252

INVESTING ACTIVITIES
  Purchases of investment securities
    available-for-sale                       $(43,896)      $(19,100)
  Proceeds from sales of investment
    securities available for sale               8,726         17,058
  Proceeds from maturities and
    redemptions of investment
    securities available for sale              10,645          3,678
  Purchase of investment securities
    held-to-maturity                             (677)             0
  Proceeds from maturities and
    redemption of investment
    securities held to maturity                 2,579          1,839
  Net (increase) decrease in loans               (570)       (17,224)
  Purchase of premises and equipment             (403)          (748)
  Proceeds from sale of other real
    estate owned                                    0             43

  Net Cash Used by Investing
    Activities                               $(23,596)      $(14,454)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits        $ 17,208       $ 15,464
  Net increase (decrease) in
    short-term borrowings                       1,365            895
  Net increase (decrease) in
    long-term borrowings                        7,000          2,000
  Acquisition of treasury stock                  (297)             0
  Cash dividends                               (1,231)        (1,002)
  Net Cash Provided by Financing
    Activities                               $ 24,045       $ 17,357

Increase (Decrease) in Cash and
  Cash Equivalent                            $  2,948       $  6,155
Cash and Cash Equivalents, Beginning           13,484          5,179

Cash and Cash Equivalents, Ending            $ 16,432       $ 11,334


SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
  Cash paid during period for
    Interest                                 $  7,621       $  6,927
    Income Taxes                                1,019            869

See Accompanying Notes to Financial Statements

                          FIRST KEYSTONE CORPORATION
                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                 (Unaudited)

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


Note 3.

     The results of operations for the nine-month period ended
September 30, 1998, are not necessarily indicative of the results to be expected for the full year.


Note 4.

     Earnings per share (EPS) is computed using the weighted-average number of shares of common stock outstanding after giving effect to stock dividends and the assumed exercise of stock options.

     In 1998, the Corporation adopted Statement of Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which changes the computation of EPS and requires presentation of two amounts, basic and diluted EPS, and additional informational disclosures. The adoption of SFAS No. 128 is required for all reporting periods after December 1997 and requires restatements for all prior periods.

     The adoption of SFAS No. 128 had no effect on 1997 EPS.


     Year-to-date EPS have been calculated as follows:

                                              1998          1997
Net Income                                  $   3,658     $   3,455

Number of weighted shares
   outstanding:
   Basic                                    2,931,648     2,933,727
   Fully diluted                            2,931,746     2,933,727

Earnings per share:
   Basic                                    $    1.25     $    1.18
   Fully diluted                                 1.25          1.18


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


     The following table presents the changes in the allowance for credit losses:

(Amounts in thousands)

Balance at January 1, 1998                       $2,371
Provisions charged to operations                    175
Loans charged off                                  (209)
Recoveries                                           33

Balance at September 30, 1998                    $2,370


     At September 30, 1998, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $112,382. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.


Note 6.

     On January 27, 1998, the Board of Directors approved a 3 for 1 stock split issued in the form of a 200% stock dividend distributed on March 2, 1998, to shareholders of record on February 10, 1998.

     On September 22, 1998, the Board of Directors awarded options to purchase 11,000 shares at $33.50 per share in varying amounts to 22 management personnel under the 1998 Stock Incentive Plan.

     As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of total nonowner changes in stockholders' equity. For the Corporation, total nonowner changes in stockholders' equity includes net income and unrealized gains and losses on the Corporation's available-for-sale securities. SFAS No. 130 did not have any effect on the Corporation's consolidated financial condition or operations.


(Amounts in thousands except Common Shares data)



                                                                   Compre-
                               Common      Common                  hensive
                               Shares       Stock      Surplus     Income

Balance at January 1, 1998     977,909     $1,956      $9,761

Comprehensive Income:
  Net Income                                                       $3,658
  Other comprehensive
    income, net of tax
  Change in unrealized
    gain (loss) on
    investment securities
    available for sale                                                581
  Total Comprehensive
    income                                                         $4,239
3 for 1 stock split in
   the form of a 200%
   stock dividend            1,955,818      3,911
Cash dividends -
   $.42 per share
Purchase of 8,602 shares
   of Treasury Stock

Balance at September
   30, 1998                  2,933,727     $5,867      $9,761





                                         Accumulated
                                            Other
                                           Compre-
                              Retained     hensive     Treasury
                              Earnings     Income        Stock      Total

Balance at January 1, 1998     $17,873     $2,228                 $31,818

Comprehensive Income:
  Net Income                     3,658                              3,658
  Other comprehensive
    income, net of tax
  Change in unrealized
    gain (loss) on
    investment securities
    available for sale                        581                     581
  Total Comprehensive
    income
3 for 1 stock split in
  the form of a 200%
  stock dividend                (3,911)                                 0
Cash dividends -
  $.42 per share                (1,231)                            (1,231)
Purchase of 8,602 shares
  of Treasury Stock                                      (297)       (297)

Balance at September
  30, 1998                     $16,389     $2,809        (297)    $34,529




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

Item 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and Results of Operation as of September 30, 1998




RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the third quarter of 1998 of $1,269,000, an increase of $84,000, or 7.1% over the third quarter of 1997. Nine months net income for the period ended September 30, 1998, amounted to $3,658,000, an increase of 5.9% over the $3,455,000 net income reported September 30, 1997. On a per share basis net income per share increased to $1.25 for the nine months of 1998 compared to $1.18 for the first nine months of 1997, while dividends increased to $.42 per share up from $.34 in 1997.

     Year-to-date net income annualized amounts to a return on average common equity of 14.81% and a return on assets of 1.74%. For the nine months ended September 30, 1997, these measures were 16.10% and 1.82%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 1998 and year-to-date in 1998, interest income has increased more than interest expense resulting in improved net interest income. In the third quarter of 1998, interest income amounted to $5,226,000, an increase of $278,000 or 5.6% over the third quarter of 1997. Interest expense amounted to $2,613,000 in the third quarter of 1998, an increase of $196,000, or 8.1% over the third quarter of 1997. Accordingly, net interest income amounted to $2,613,000 in the third quarter of 1998, an increase of $82,000, or 3.2% over the third quarter of 1997. Year-to-date for the nine months ended September 30, 1998, total interest income increased $1,060,000, or 7.4% over the first nine months of 1997. Total interest expense increased $660,000, or 9.5% for the first nine months of 1998 over 1997. This resulted in net interest income increasing $400,000, or 5.4% for the nine months ended September 30, 1998, over 1997.

     Our net interest margin for the quarter ended September 30, 1998, was 4.17% compared to 4.41% for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, our net interest margin was 4.27% compared to 4.50% for the first nine months of 1997.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 1998, was $50,000 the same as the third quarter of 1997. Year-to-date, the provision for loan losses amounts to $175,000 in 1998 as compared to the $200,000 provision for the period ended September 30, 1997. The provision for possible loan losses decreased slightly in 1998 but our allowance for loan losses of $2,370,000 as of September 30, 1998, remains virtually unchanged from our allowance for loan loses of $2,371,000 as of December 31, 1997. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.55% as of September 30, 1998, as compared to 1.56% as of December 31, 1997, and 1.53% as of September 30, 1997. Net charge-offs totaled $176,000 for the nine months ended September 30, 1998, as compared to $145,000 for the first nine months of 1997. Our non-performing assets, consisting of non-performing loans and foreclosed assets, increased to $1,217,000 as of September 30, 1998, as compared to $313,000 as of September 30, 1997, representing .79% and .21%, respectively of loans net of unearned income and foreclosed assets. Loans past-due 90 days or more still accruing amounted to $161,000 as of September 30, 1998, and $88,000 as of September 30, 1997.

NON-INTEREST INCOME

     Total non-interest or other income was $427,000 for the quarter ended September 30, 1998, as compared to $286,000 for the quarter ended September 30, 1997. Excluding investment security gains and losses, non-interest income was $398,000 for the third quarter of 1998, an increase of $132,000 over the third quarter of 1997. For the nine months ended September 30, 1998, total non-interest income was $1,103,000, an increase of $253,000, or 29.8% over the first nine months of 1997. Security gains of $89,000, largely from the sale of equity securities, plus an overall increase in service charges and fees, account for the $253,000 increase in non-interest income year-to-date in 1998.


NON-INTEREST EXPENSES

     Total non-interest, or other expenses, was $1,379,000 for the quarter ended September 30, 1998, as compared to $1,123,000 for the quarter ended September 30, 1997. The increase of $156,000 is comprised of salary and benefits increasing $52,000, occupancy expense increasing $38,000, and other non-interest expense increasing $66,000.

     For the nine months ended September 30, 1998, total non-interest expense was $4,038,000, an increase of $414,000, or 11.4% over the first nine months of 1997. Expenses associated with employee expense and benefits continues to be the largest category of non-interest expenses. Salaries and benefits amount to 52.3% of total non-interest expense for the nine months ended September 30, 1998, as compared to 53.3% for the first nine months of 1997. Salaries and benefits amounted to $2,110,000 for the nine months ended September 30, 1998, an increase of $180,000, or 9.3% over the first nine months of 1997. The increase was a result of normal salary adjustments and an increased number of employees. Net occupancy expense amounted to $707,000 for the nine months ended September 30, 1998, an increase of $90,000, or 14.6% over 1997, primarily as a result of the 1998 year-to-date figures reflecting the opening of our seventh full service office in late 1997. Other non-interest expenses amounted to $1,221,000 for the nine months ended September 30, 1998, an increase of $144,000, or 13.4% over the first nine months of 1997. Even though our non-interest expenses have increased more than historic averages, our overall non-interest expense of less than 2% of average assets on an annualized basis for 1998 and 1997, places us among the leaders of our peer financial institutions at controlling total non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 21.2% for the third quarter of 1998 as compared to 23.3% for the third quarter of 1997. For the nine months ended September 30, 1998, our tax liability amounted to $1,003,000 for an effective tax rate of 21.5% as compared to an effective tax rate of 21.4% for the first nine months of 1997.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $295,607,000 as of September 30, 1998, an increase of $28,209,000, or 10.5% over year-end 1997. Total deposits increased to $234,855,000 as of September 30, 1998, an increase of $17,208,000, or 7.9% over year-end 1997.

     The Corporation used borrowed funds to support asset growth not provided by deposit growth. Long-term borrowing increased to $16,000,000 as of September 30, 1998, up from $9,000,000 at December 31, 1997. In addition, short-term borrowing increased to $7,467,000 as of September 30, 1998, an increase of 22.4% over year-end 1997.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $153,268,000 as of September 30, 1998, up $1,118,000, or
0.7% since year-end 1997. The sale of long-term fixed rate residential mortgages into the secondary market during 1998 has depressed the growth of the loan portfolio. The loan portfolio remains well diversified.

     With only a relatively small increase in loans, our investment portfolio increased in size from December 31, 1997, to September 30, 1998. Held-to-maturity securities amounted to $14,864,000 as of September 30, 1998, a decrease of $1,944,000, or 11.6% since year-end 1997. However, available-for-sale securities increased to $107,102,000 as of September 30, 1998, an increase of $25,451,000, or
31.2% from year-end 1997. Interest bearing deposits with banks amounted to $10,669,000 as of September 30, 1998, up from $7,084,000 as of December 31, 1997.


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


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual and restructured loans, together with foreclosed assets. As of September 30, 1998, total non-performing assets were $1,217,000 as compared to $350,000 on December 31, 1997. Non-performing assets to total loans and foreclosed assets was .79% as of September 30, 1998, and .23% as of December 31, 1997.

     Loans past-due 90 days or more and still accruing amounted to $161,000 as of September 30, 1998, as compared to $336,000 on December 31, 1997.

     Interest income received on non-performing loans as of September 30, 1998, was $1,160 compared to $7,006 as of December 31, 1997.
Interest income, which would have been recorded on these loans under the original terms as of September 30, 1998, and December 31, 1997, was $29,478 and $30,027, respectively. As of September 30, 1998 and December 31, 1997, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, deposit growth amounted to $17,208,000 as total deposits increased to $234,855,000 as of September 30, 1998, up from $217,647,000 as of year-end 1997. During 1998, the Corporation has experienced deposit growth in both non-interest bearing deposits and interest bearing deposits.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income (net unrealized gains on investment securities available-for-sale) increased shareholders' equity, or capital by $2,809,000 as of September 30, 1998, and $2,228,000 as of December 31, 1997.

     Leverage ratio and risk based capital ratios remain very strong. As of September 30, 1998, our leverage ratio was 10.98% as compared to 11.23% as of December 31, 1997. In addition, Tier 1 risk based capital and total risk based capital ratio as of September 30, 1998, were 20.09% and 21.34%, respectively. The same ratios as of December 31, 1997, were 19.43% and 20.68%, respectively.

     In June 1998, the Board of Directors of First Keystone Corporation approved a stock repurchase plan authorizing the repurchase of up to 100,000 shares of common stock. As of September 30, 1998, the Corporation had repurchased 8,602 shares of First Keystone Corporation common stock. The repurchased shares will be held as treasury shares available in connection with future stock dividends and stock splits, our employee stock option plan, and other corporate purposes.


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


YEAR 2000 COMPLIANCE

     First Keystone Corporation is in the process of becoming Year 2000 compliant. The expenses for maintenance or modification of software associated with the Year 2000 will be expensed as incurred. The costs of new software will be capitalized and amortized over the its useful life. The cost of becoming Year 2000 compliant is not expected to be material. The amount expensed in 1997 was immaterial and the Corporation does not expect the amounts required to be expensed in 1998 and 1999 to have a material effect on its financial position or results of operation.

     Failure of the Corporation or third parties to correct Year 2000 issues could cause disruption of operations resulting in increased operating costs and other adverse effects. In addition, to the extent customers' financial positions are weakened as a result of Year 2000 issues, credit quality could be affected. It is not possible to predict with certainty all of the adverse effects that may result from a failure of the Corporation or third parties to become fully Year 2000 compliant or whether such effects could have a material impact on the Corporation.

                         PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings

                 None.


     Item 2.     Changes in Securities

                 None.


     Item 3.     Defaults Upon Senior Securities

                 None.


     Item 4.     Submission of Matters to a Vote of Security Holders

                 Annual Meeting of Shareholders of First Keystone
                 Corporation held on Tuesday, April 21, 1997, at
                 9:00 a.m.



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

     Item 6.     Exhibits and Reports on Form 8-K

                 (a)  Exhibits required by Item 601 Regulation S-K


Exhibit Number         Description of Exhibit

    3(i) Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to Registrant's Form 10Q for the Quarter Ended June 30, 1998 and Exhibit 3(i) to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

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


                              FIRST KEYSTONE CORPORATION
                              Registrant


November 13, 1998             /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



November 13, 1998             /s/ David R. Saracino
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

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
                      1997)


  11                Computation of Earnings Per Share            18

  27                Financial Data Schedule