Form 10-K
period 1998-12-31
FIRST KEYSTONE CORP
filed 1999-04-01
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[x]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

Or

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file Number:  2-88927

                          FIRST KEYSTONE CORPORATION
                (Name of small business issuer in its charter)

PENNSYLVANIA                              23-2249083
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification Number)

111 West Front Street,
Berwick, Pennsylvania                      18603
(Address of principal
 executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (717) 752-3671

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $2.00 per share

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No______

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates on the Registrant based on the closing price as of March 16, 1999, was approximately $71,256,969.

     The number of shares outstanding of the issuer's Common Stock, as of March 16, 1999, was 2,877,993 shares of Common Stock, par value $2.00 per share.


                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1998 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to stockholders of the Registrant for the year ended December 31, 1998, are incorporated by reference in Part II of this Annual Report.

                          FIRST KEYSTONE CORPORATION
                                   FORM 10-K

                              Table of Contents

Part I                                                 Page

Item 1.     Business                                      1

Item 2.     Properties                                   10

Item 3.     Legal Proceedings                            11

Item 4.     Submission of Matters to a Vote
          of Security Holders                          Not Applicable


Part II

Item 5.     Market for Registrant's Common Equity
          and Related Stockholder Matters              12

Item 6.     Selected Financial Data                      13

Item 7.     Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                13

Item 8.     Financial Statements and
          Supplementary Data                           14

Item 9.     Changes in and Disagreements
          with Accountants on Accounting
          and Financial Disclosure                     Not Applicable


Part III

Item 10.    Directors and Executive Officers
          of the Registrant                            14

Item 11.    Executive Compensation                       14

Item 12.    Security Ownership of Certain
          Beneficial Owners and Management             15

Item 13.    Certain Relationships and Related
          Transactions                                 15


Part IV

Item 14.    Exhibits, Financial Statement
          Schedules, and Reports on
          Form 8-K                                     15

                          FIRST KEYSTONE CORPORATION
                                  FORM 10-K

                                    PART I


ITEM 1.   BUSINESS

     First Keystone Corporation (the "Corporation"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of The First National Bank of Berwick (the "Bank"). Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. The Corporation has one wholly-owned subsidiary, the Bank. At December 31, 1998, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $303.0 million, $247.1 million and $33.8 million, respectively.

     The Bank was organized in 1864. The Bank is a national banking association that is a member of the Federal Reserve System and the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank, having seven branch locations (three branches within Columbia County, three branches within Luzerne County, and one in Montour County, Pennsylvania), is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern and Central Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. Additionally, the Bank also provides personal and corporate trust and agency services to individuals, corporations, and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management of pension and profit sharing plans.

     Supervision and Regulation

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

(bullet)  well capitalized
(bullet)  adequately capitalized
(bullet)  undercapitalized
(bullet)  significantly undercapitalized, and
(bullet)  critically undercapitalized.

     To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 1998, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

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

     Under FDICIA, each federal banking agency must prescribe certain safety and soundness standards for depository institutions and their holding companies. Three types of standards must be prescribed:

(bullet)  asset quality and earnings
(bullet)  operational and managerial, and
(bullet)  compensation

Such standards would include a ratio of classified assets to capital, minimum earnings, and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies. Operational and managerial standards must relate to:

(bullet) internal controls, information systems and internal audit systems
(bullet)  loan documentation
(bullet)  credit underwriting
(bullet)  interest rate exposure
(bullet)  asset growth, and
(bullet)  compensation, fees and benefits

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

     Over the last two years, FDIC insurance assessments have seen several changes for both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") institutions. The most recent change occurred on September 30, 1996, when the President signed into law a bill designed to remedy the disparity between BIF and SAIF deposit premiums. The first part of the bill called for the SAIF to be capitalized by a one-time assessment on all SAIF insured deposits held as of March 31, 1995. This assessment, which was 65.7 cents per $100 in deposits, raised approximately $4.7 billion to bring the SAIF up to its required 1.25 reserve ratio. This special assessment, paid in

1996, had no effect on the Bank. The second part of the bill remedied the future anticipated shortfall with respect to the payment of Financing Corporation ("FICO") interest. For 1997 through 1999, the banking industry will help pay the FICO interest payments at an assessment rate that is one-fifth the rate paid by thrifts. The FICO assessment on BIF insured deposits is 1.29 cents per $100 in deposits; for SAIF insured deposits it is 6.44 cents per $100 in deposits. Beginning January 1, 2000, BIF deposits and SAIF deposits will be subject to the same assessment for FICO bonds.

     Regulatory Capital Requirements

     The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.


     The following table presents the Corporation's capital ratios at December 31, 1998:

                                                    (In Thousands)
Tier I Capital                                           $ 31,554
Tier II Capital                                            34,080
Total Capital                                              34,080

Adjusted Total Average Assets                             300,526
Total Adjusted Risk-Weighted Assets<F1>                   169,471

Tier I Risk-Based Capital Ratio<F2>                        18.62%
Required Tier I Risk-Based Capital Ratio                    4.00%
Excess Tier I Risk-Based Capital Ratio                     14.62%

Total Risk-Based Capital Ratio<F3>                         20.11%
Required Total Risk-Based Capital Ratio                     8.00%
Excess Total Risk-Based Capital Ratio                      12.11%

Tier I Leverage Ratio<F4>                                  10.50%
Required Tier I Leverage Ratio                              4.00%
Excess Tier I Leverage Ratio                                6.50%
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

     Interest Rate Risk

     In August 1995 and May 1996, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's IRR management includes a measurement of Board of Directors and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The First National Bank of Berwick has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, the Corporation does not expect the addition of IRR evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for The First National Bank of Berwick.

     History and Business - Bank

     The Bank's legal headquarters are located at 111 West Front
Street, Berwick, Pennsylvania.

     As of December 31, 1998, the Bank had total assets of $301,263,766, total shareholders' equity of $31,380,695 and total deposits and other liabilities of $269,883,071.

     The Bank engages in a full-service commercial banking business, including accepting time and demand deposits, and making secured and unsecured commercial and consumer loans. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law. The First National Bank of Berwick has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board. Substantially all of the loans in The First National Bank of

Berwick's portfolio have been originated by The First National Bank of Berwick. Policies adopted by the Board of Directors are the basis by which The First National Bank of Berwick conducts its lending activities.

     At December 31, 1998, the Bank had ninety-five (95) full-time employees and thirty-one (31) part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

     Competition - Bank

     The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions.
The Bank's major competitors in the county of Columbia and the county of Luzerne are:

(bullet)  First Columbia Bank & Trust Co. of Bloomsburg
(bullet)  PNC Bank, N.A.
(bullet)  Columbia County Farmers National Bank of Bloomsburg
(bullet)  M & T Bank
(bullet)  FNB Bank of Danville, and
(bullet)  First National Trust Bank of Sunbury.

In the county of Montour, credit unions are our major competitors along with Northern Central Bank, FNB Bank of Danville and Omega Bank. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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


ITEM 2.  DESCRIPTION OF PROPERTIES

     The Corporation owns no property other than through its subsidiary. These are:



                                          Type of       Square
          Location                        Ownership     Footage   Use
          ________                        _________     _______   ___

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


2nd & Market Streets,        Owned        Land Area     No buildings,
Berwick                                   1.45 Acres    held for possible
                                                        expansion. Present
                                                        use, parking.


701 Freas Avenue,
Berwick                      Owned        3,744         Banking services.


2401 New Berwick
Highway, Bloomsburg          Leased       2,000         Banking services.
                                          Annual
                                          Rental
                                          $35,325


U.S. Route 11 &              Owned        Land Area     No buildings,
Central Road,                             1.11 Acres    held for expansion.
Bloomsburg                                              Present use,
                                                        rental.


Third & Race Streets,        Owned        2,500         Banking services.
Mifflinville






                                          Type of       Square
Location                     Ownership    Footage       Use
________                     _________    _______       ___
Luzerne County, PA

Salem Township               Owned        3,700         Banking services.
Post Office Address -
400 Fowler Avenue,
Berwick


West Third Street,           Leased       2,300         Banking services.
Nescopeck                    Annual
                                          Rental
                                          $8,400


1540 Sans Souci Highway      Owned        4,000         Banking services.
Wilkes-Barre



Montour County, PA

Giant Market                 Leased       500           Banking services.
328 Church Street            Annual
Danville                     Rental
                             $25,000



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

                                   Part II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Corporation's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "FKYS". The following table sets forth:

(bullet) the quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported by the management of the Corporation and
(bullet) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1997.

The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission, and may not necessarily reflect actual transactions.



                                  Stock Prices             Dividends
                               High         Low            Declared
1997:
First quarter                  $11.21       $10.74         $.106
Second quarter                 $14.33       $10.92         $.117
Third quarter                  $14.33       $14.33         $.117
Fourth quarter                 $19.08       $16.63         $.133


1998:
First quarter                  $30.25       $19.08         $.14
Second quarter                 $32.50       $29.50         $.14
Third quarter                  $36.13       $32.00         $.14
Fourth quarter                 $34.38       $32.50         $.17



     As of December 31, 1998, the Corporation had approximately 529 shareholders of record.

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

     The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C. Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice. As of December 31, 1998, there was $4,628,579 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 25 through 41 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, which pages are included in Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 7.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Corporation's Consolidated Financial Statements and notes thereto appearing on pages 4 through 23 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Information As To Nominees and Directors," "Section 16(A) Beneficial Ownership Reporting Compliance," "Principal Officers of the Corporation," and "Principal Officers of the Bank" appearing on pages 6, 7, 8, 9, 16, and 17, respectively in the Corporation's Definitive Proxy Statement, filed at
Exhibit 99 hereto, are incorporated in their entirety by reference in response to this Item 10.


ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" appearing on pages 11 through 14 of the Corporation's Definitive Proxy Statement, filed as Exhibit 99 hereto, is incorporated in its entirety by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information under the caption "Principal Beneficial Owners of the Corporation's Stock" appearing on pages 3 through 5 of the Corporation's Definitive Proxy Statement, filed as Exhibit 99 hereto, is incorporated in its entirety by reference in response to this
Item 12.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" appearing on page 15 of the Corporation's Definitive Proxy Statement, filed as Exhibit 99 hereto, is incorporated in its entirety by reference in response to this Item 13.



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

     (b) The Corporation filed no reports on Form 8-K during the last quarter of the year ended December 31, 1998.

     (c)  Exhibits required by Item 601 of Regulation S-K:


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

4                                  None.

9                                  None.

Exhibit Number Referred to
Item 601 of Regulation S-K         Description of Exhibit

10                                 None.

11                                 Computation of Earnings Per Share
                                   incorporated by reference to
                                   Exhibit 11 to the Registrant's
                                   Annual Report on Form 10-K for the
                                   year ended December 31, 1998.

12                                 None.

13                                 Excerpt from Annual Report to
                                   Shareholders for Fiscal Year Ended
                                   December 31, 1998.

16                                 None.

18                                 None.

21 List of Subsidiaries of the Corporation (Incorporated by reference to Exhibit 22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

22                                 None.

23                                 Consent of Independent Auditors.

24                                 None.

27                                 Financial Data Schedule.

99 Definitive Proxy Statement, Notice of Annual Meeting and Form of Proxy for the Annual Meeting of Shareholders to be held April 20, 1999.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST KEYSTONE CORPORATION
      (Issuer)


By:          /s/ J. Gerald Bazewicz
        J. Gerald Bazewicz
        President and Chief Executive Officer

Date:   March 23, 1999


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:          /s/ John L. Coates
        John L. Coates
        Secretary and Director

Date:   March 23, 1999



By:          /s/ J. Gerald Bazewicz
        J. Gerald Bazewicz
        President, Chief Executive
        Officer and Director
        (Chief Executive Officer
            and Principal Financial Officer)

Date:   March 23, 1999

By:          /s/ John E. Arndt
        John E. Arndt
        Director

Date:   March 23, 1999



By:          /s/ Budd L. Beyer
        Budd L. Beyer
        Director

Date:   March 23, 1999



By:          /s/ Robert E. Bull
        Robert E. Bull
        Chairman of the Board
           and Director

Date:   March 23, 1999



By:          /s/ Dudley P. Cooley
        Dudley P. Cooley
        Director

Date:   March 23, 1999



By:          /s/ Frederick E. Crispin, Jr.
        Frederick E. Crispin, Jr.
        Director

Date:   March 23, 1999



By:          /s/ Stanley E. Oberrender
        Stanley E. Oberrender
        Director

Date:   March 23, 1999

By:          /s/ David R. Saracino
        David R. Saracino
        Treasurer and Assistant Secretary
        (Principal Accounting Officer)

Date:   March 23, 1999



By:          /s/ Robert J. Wise
        Robert J. Wise
        Vice Chairman of the Board
           and Director

Date:   March 23, 1999