Form 10-Q
period 1999-03-31
FIRST KEYSTONE CORP
filed 1999-05-13
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

Commission File Number: 2-88927

                      FIRST KEYSTONE CORPORATION
        (Exact name of registrant as specified in its charter)


            Pennsylvania                          23-2249083
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              identification No.)


111 West Front Street, Berwick, PA                 18603
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:  (570) 752-3671

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

Common Stock, $2 Par Value, 2,877,993 shares as of March 31, 1999.

                    PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                      FIRST KEYSTONE CORPORATION
                            BALANCE SHEETS
                              (Unaudited)


(Amounts in thousands, except per share data)

                                                   March       December
                                                  1999           1998
ASSETS
Cash and due from banks                             $  7,117       $  7,033
Interest bearing deposits with banks                  10,569             22
Available-for-sale securities carried
    at estimated fair value                          122,044        116,701
Investment securities, held to
    maturity securities, estimated
    fair value of $13,154 and $14,015                 13,145         13,985
Loans, net of unearned income                        170,666        161,533
Allowance for loan losses                              2,467          2,421
                                                    ________       ________
Net loans                                           $168,199       $159,112
Bank premises and equipment                            3,751          3,757
Interest receivable                                    2,291          2,133
Other assets                                             516            285
                                                    ________       ________
   Total Assets                                     $327,632       $303,028

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                             $ 19,637       $ 22,749
   Interest bearing                                  223,844        224,342
                                                    ________       ________
   Total deposits                                   $243,481       $247,091

Short-term borrowings                                 35,779          6,634
Long-term borrowings                                  13,000         13,000
Accrued expenses and other
   liabilities                                         2,219          2,550
                                                    ________       ________
   Total Liabilities                                $294,479       $269,275
                                                    ________       ________

STOCKHOLDERS' EQUITY
Common stock, par value $2
   per share                                        $  5,867       $  5,867
Surplus                                                9,761          9,761
Retained earnings                                     17,857         17,123
Accumulated other comprehensive
   income                                              1,511          2,193
Less treasury stock at cost 55,734
   in 1999 and 35,134 shares in 1998                  (1,843)        (1,191)
                                                    ________       ________

    Total Stockholders' Equity                        33,153         33,753
                                                    ________       ________
    Total Liabilities and
      Stockholders' Equity                          $327,632       $303,028



See Accompanying Notes to Financial Statements


                      FIRST KEYSTONE CORPORATION
                         STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                              (Unaudited)

(Amounts in thousands except per share data)

                                                  1999          1998
INTEREST INCOME
Interest and fees on loans                            $3,437         $3,287
Interest and dividend income on
  securities                                           1,946          1,561
Interest on deposits in banks                             52            104
                                                      ______         ______
  Total Interest Income                               $5,435         $4,952

INTEREST EXPENSE
Interest on deposits                                  $2,376         $2,233
Interest on short-term borrowings                        183             58
Interest on long-term borrowings                         186            155
                                                      ______         ______
  Total Interest Expense                              $2,745         $2,446

Net interest income                                   $2,690         $2,506
Provision for loan losses                                 75             50
                                                      ______         ______
Net Interest Income After
  Provision for Loan Losses                           $2,615         $2,456

OTHER INCOME
Service charges on deposit accounts                   $  196         $  159
Other non-interest income                                144            158
Investment securities gains
  (losses) net                                            24             35
                                                      ______         ______
  Total Other Income                                  $  364         $  352

OTHER EXPENSES
Salaries and employee benefits                        $  800         $  721
Net occupancy and fixed asset expense                    247            228
Other non-interest expense                               444            402
                                                      ______         ______
  Total Other Expenses                                $1,491         $1,351

Income before income taxes                            $1,488         $1,457
Applicable income tax (benefit)                          265            316
                                                      ______         ______
Net Income                                            $1,223         $1,141

Net Income Per Weighted Share
  Outstanding                                         $  .42         $  .39


See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
                       STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                              (Unaudited)

(Amounts in thousands)
                                                  1999          1998
OPERATING ACTIVITIES
Net income                                          $  1,223       $  1,141
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Provision or loan losses                                75             50
  Provision for depreciation and
    amortization                                         100             79
  Premium amortization on investment
    securities                                            83             54
  Discount accretion on investment
    securities                                           (39)           (32)
  Gain on sale of mortgage loans                          (1)           (29)
  Proceeds from sale of mortgage loans                    31            931
  Originations of mortgage loans for
    resale                                            (2,040)        (1,248)
  (Gain) loss on sales of investment
    securities                                           (24)           (35)
  Deferred income tax (benefit)                           (8)             5
  (Increase) decrease in interest
    receivable and other assets                         (389)          (350)
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                                     33           (342)
                                                    ________       ________
  NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                      $   (956)      $    224

INVESTING ACTIVITIES
  Purchases of investment securities
    available for sale                              $(25,585)      $(17,083)
  Proceeds from sales of investment
    securities available for sale                     14,705          2,040
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                      4,501          2,224
  Purchase of investment securities
    held to maturity                                       0           (677)
  Proceeds from maturities and
    redemption of investment
    securities held to maturity                          819          1,043
  Net (increase) decrease in loans                    (7,153)         2,249
  Purchase of premises and equipment                     (94)           (86)
                                                    ________       ________
  NET CASH USED BY INVESTING
    ACTIVITIES                                      $(12,807)      $(10,290)

FINANCING ACTIVITIES
  Net increase (decrease) in
    deposits                                        $ (3,610)      $  4,089
  Net increase (decrease) in
    short-term borrowings                             29,145            221
  Net increase (decrease)in
    long-term borrowings                                   0          3,000
  Acquisition of treasury stock                         (652)             0
  Cash dividends                                        (489)          (411)
                                                    ________       ________
  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                      $ 24,394       $  6,899

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENT                                 $ 10,631       $ (3,167)
CASH AND CASH EQUIVALENTS, BEGINNING                   7,055         13,484
                                                    ________       ________
CASH AND CASH EQUIVALENTS, ENDING                   $ 17,686       $ 10,317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash paid during period for
    Interest                                        $  2,743       $  2,453
    Income Taxes                                          19             29


See Accompanying Notes to Financial Statements


                      FIRST KEYSTONE CORPORATION
              CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                            March 31, 1999
                              (Unaudited)

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


Note 3.

     The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.


Note 4.

     Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation's dilutive securities are limited to stock options which currently have no effect on earnings per share.


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

     The following table presents the changes in the allowance for credit losses:

(Amounts in thousands)

Balance at January 1, 1999                              $2,421
Provisions charged off                                      75
Loans charged off                                          (34)
Recoveries                                                   5
                                                        ______
Balance at March 31, 1999                               $2,467



     At March 31, 1999, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $83,672. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.

Note 6.

(Amounts in thousands, except common share data)


                                         Common          Common
                                         Shares         Stock        Surplus
Balance at January 1, 1999                2,933,727        $5,867       $9,761

Comprehensive Income:
 Net Income
 Other comprehensive
   income, net of tax:
 Unrealized gain (loss) on
   investment securities of
   ($666) net of
   reclassification
   adjustment for gains
   included in net
   income of $16
 Total Comprehensive
   income
Cash dividends -
 $.20 per share
Purchase of 20,600 shares
 of Treasury Stock                        _________        ______       ______

Balance at March 31, 1999                 2,933,727        $5,867       $9,761




(Amounts in thousands, except common share data)

                                   Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings      Income
Balance at January 1, 1999                           $17,123        $2,193

Comprehensive Income:
 Net Income                            $1,223          1,223
 Other comprehensive
   income, net of tax:
 Unrealized gain (loss)
   on investment
   securities of ($666)
   net of reclassification
   adjustment for gains
   included in net
   income of $16                         (682)                        (682)
                                       ______
 Total Comprehensive
   income                              $  541
Cash dividends -
 $.20 per share                                         (489)
Purchase of 20,600 shares
 of Treasury Stock
                                                     _______        ______
Balance at March 31, 1999                            $17,857        $1,511




(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
Balance at January 1, 1999                         (1,191)       $33,753

Comprehensive Income:
  Net Income                                                       1,223
  Other comprehensive
     income, net of tax:
  Unrealized gain (loss)
     on investment
     securities of ($666)
     net of reclassification
     adjustment for gains
     included in net
     income of $16                                                  (682)
  Total Comprehensive
     income
Cash dividends -
   $.20 per share                                                   (489)
Purchase of 20,600 shares
   of Treasury Stock                                 (652)          (652)
                                                   ______        _______
Balance at March 31, 1999                          (1,843)       $33,153




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


Note 8.

     The consolidated interim financial statements have been prepared in accordance with requirements of Form 10-Q and therefore does not include all the disclosures normally required by generally accepted accounting principles, or those normally made in the Corporation's annual 10-K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10-K for the period ended December 31, 1998, filed with the Securities and Exchange Commission.

Item 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and Results of Operation as of March 31, 1999



RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the first quarter of 1999 of $1,223,000, an increase of $82,000, or 7.2% over the first quarter of 1998. The increase in net income for the first quarter of 1999 was a result of an increase in net interest income and an increase in total other income. Other expenses, non-interest expenses, increased 10.4% in the first quarter of 1999 over 1998 primarily because of expenses relating to our eighth full service office opening in the fourth quarter of 1998. On a per share basis, net income per share increased to $.42 for the first three months of 1999 compared to $.39 for the first three months of 1998, while dividends increased to $.17 per share up from $.14 in 1998, or an increase of 21.4%.

     Year-to-date net income annualized amounts to a return on average common equity of 14.34% and a return on assets of 1.57%. For the three months ended March 31, 1998, these measures were 14.17% and 1.70%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 1999, interest income has increased more than interest expense resulting in improved net interest income. In the first quarter of 1999, interest income amounted to $5,435,000, an increase of $483,000 or 9.8% over the first quarter of 1998, while interest expense amounted to $2,745,000 in the first quarter of 1999, an increase of $299,000, or 12.2% over the first quarter of 1998. Accordingly, net interest income was $2,690,000 in the first quarter of 1999, an increase of $184,000, or 7.3% over the first quarter of 1998.

     Our net interest margin for the quarter ended March 31, 1999, was 4.06% compared to 4.28% for the quarter ended March 31, 1998.


PROVISION FOR LOAN LOSSES


     The provision for loan losses for the quarter ended March 31, 1999, was $75,000 compared to $50,000 for the first quarter of 1998. Net charge-offs totaled $29,000 for the three months ended March 31, 1999, as compared to $61,000 for the first three months of 1998. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.45% as of March 31, 1999, as compared to 1.57% as of March 31, 1998.



NON-INTEREST INCOME

     Total non-interest or other income was $364,000 for the quarter ended March 31, 1999, as compared to $352,000 for the quarter ended March 31, 1998, an increase of $12,000, or 3.4%. Excluding investment security gains and losses, non-interest income was $340,000 for the first quarter of 1999, an increase of $23,000 over the first quarter
of 1998.   Increased fees generated by our trust department and an
increase in service charges on deposit accounts, were the primary reasons for the increase in non-interest income.

NON-INTEREST EXPENSES

     Total non-interest, or other expenses, was $1,491,000 for the quarter ended March 31, 1999, as compared to $1,351,000 for the quarter ended March 31, 1998. The increase of $140,000 is comprised of salary and benefits increasing $79,000, occupancy expense increasing $19,000, and other non-interest expense increasing $42,000. The increase in non-interest expenses was primarily the result of increased personnel expenses and overhead expenses associated with the opening in November 1998 of our eighth full service office.

     Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses. Salaries and benefits amount to 53.7% of total non-interest expense for the three months ended March 31, 1999, as compared to 53.4% for the first three months of 1998. Net occupancy expense amounted to $247,000 for the three-months ended March 31, 1999, an increase of $19,000, or 8.3% over 1998. Other non-interest expenses amounted to $444,000 for the three months ended March 31, 1999, an increase of $42,000, or 10.4% over the first three months of 1998. Even though our non-interest expenses increased in the first quarter somewhat more than historic averages, our overall non-interest expense of less than 2% of average assets on an annualized basis, places us among the leaders of our peer financial institutions at controlling total non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 17.8% for the first quarter of
1999 as compared to 21.7% for the first quarter of 1998.   The
decrease in our effective tax rate in the first quarter of 1999 was due primarily to increased purchases of municipal (tax-free investments) securities at relatively attractive interest rates.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $327,632,000 as of March 31, 1999, an increase of $24,604,000, or 8.1% over year-end 1998. Total deposits decreased slightly to $243,481,000 as of March 31, 1999, a decrease of $3,610,000, or 1.5% over year-end 1998.

     The Corporation used borrowed funds to support asset growth not funded by deposit growth. Short-term borrowings increased by $29,145,000 to $35,779,000 as of March 31, 1999, up from $6,634,000 at
December 31, 1998. The increase in short-term borrowings was the result of a large increase in securities sold under an agreement to repurchase.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $170,666,000 as of March 31, 1999, up $9,133,000, or 5.7%
since year-end 1998. The loan portfolio continues to be well diversified and increases in the portfolio in 1999 have been primarily from increased originations of real estate loans and commercial loans secured by real estate.

     Our investment portfolio increased in size from December 31, 1998, to March 31, 1999. Held-to-maturity securities amounted to $13,145,000 as of March 31, 1999, a decrease of $840,000 from December 31, 1998. However, available-for-sale securities amounted to $122,044,000 as of March 31, 1999, an increase of $5,343,000, or 4.6%
from year-end 1998. Interest bearing deposits with banks increased to $10,569,000 as of March 31, 1999, compared to $22,000 as of December 31, 1998, as more funds were kept short-term for liquidity purposes.

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


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual and restructured loans, other real estate and foreclosed assets, together with loans past-due 90 days or more and still accruing. As of March 31, 1998, total non-performing assets were $1,098,000 as compared to $881,000 on December 31, 1998. Non-performing assets to total loans and foreclosed assets was .64% as of March 31, 1999, and .55% as of December 31, 1998.

     Interest income received on non-performing loans as of March 31, 1999, was $1,286 compared to $5,610 as of December 31, 1998. Interest income, which would have been recorded on these loans under the original terms as of March 31, 1999, and December 31, 1998, were $24,452 and $96,425, respectively. As of March 31, 1999 and December 31, 1998, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits decreased $3,610,000 as non-interest bearing deposits decreased by $3,112,000 and interest bearing deposits decreased by $498,000 as of March 31, 1999, from year-end 1998. Long-term borrowings remained unchanged at $13,000,000, while short-term borrowings (reflecting an increase in repurchase agreements) increased $29,145,000 from year-end 1998.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, net unrealized gains on investment securities available-for-sale increased shareholders' equity, or capital by $1,511,000 as of March 31, 1999, and $2,193,000 as of
December 31, 1998. Our stock repurchase plan had repurchased 55,734 shares and 35,134 shares as of March 31, 1999 and December 31, 1998, respectively. This had an effect of our reducing our total stockholders' equity by $1,843,000 and $1,191,000 as of March 31, 1999 and December 31, 1998, respectively.

     Leverage ratio and risk based capital ratios remain very strong. As of March 31, 1999, our leverage ratio was 10.15% as compared to 10.50% as of December 31, 1998. In addition, Tier 1 risk based capital and total risk based capital ratio as of March 31, 1999, were 17.38% and 18.85%, respectively. The same ratios as of December 31, 1998, were 18.62% and 20.11%, respectively.


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


YEAR 2000 COMPLIANCE

     Management has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including related hardware and software, the involvement of any third parties, and any affected operating equipment. The mission critical systems determined to be critical for supporting the core services offered by First Keystone Corporation have been remediated, unit tested, and returned to production. Management expects to complete the remediation and testing of all affected systems within the critical business processes by the end of the second quarter of 1999.

     The Corporation anticipates that its total Year 2000 project cost will not exceed $100,000. This estimated project cost is based upon currently available information and includes expenses paid to date. The expenses for maintenance or modification of software associated with the Year 2000 will be expensed as incurred. The costs of new software will be capitalized and amortized over the software's useful life. The aforementioned Year 2000 project cost estimate also may change as the Corporation progresses in its Year 2000 program and obtains additional information associated with and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Corporation's Year 2000 effort.

     Management believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked in accordance with the original plan. Management is in the process of modifying its existing business continuity plans and is also developing contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance by third parties. Despite First Keystone Corporation's efforts to date to remediate affected systems and develop contingency plans for potential risks, management has not yet completed all activities associated with resolving its Year 2000 issues. In addition, non-compliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a negative impact of undeterminable magnitude on First Keystone Corporation.

                      PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

               None.


     Item 2.   Changes in Securities

               None.


     Item 3.   Defaults Upon Senior Securities

               None.


     Item 4.   Submission of Matters to a Vote of Security Holders

               Annual Meeting of Shareholders of First Keystone
               Corporation held on Tuesday, April 20, 1999, at
               10:00 a.m.


                                                     Votes
Directors Elected                  Votes For        Against

John L. Coates                 2,378,426        34,118
Dudley P. Cooley               2,385,107        27,437
Stanley E. Oberrender          2,385,207        27,337



                                    Votes                       Broker
Directors Elected                   Withheld    Abstentions    Non-Votes

John L. Coates                        0             0              0
Dudley P. Cooley                      0             0              0
Stanley E. Oberrender                  0             0              0



Directors Continuing:

John E. Arndt, term expires in 2001
J. Gerald Bazewicz, term expires in 2001
Budd L. Beyer, term expires in 2000
Robert E. Bull, term expires in 2001
Frederick E. Crispin, term expires in 2000
Jerome F. Fabian, term expires in 2000
Robert E. Wise, term expires in 2000

Matters Voted Upon:

Selection of J. H. Williams & Co. LLP, as auditors for the
Corporation.      Votes For        -  2,387,481
                  Votes Against    -  798
                  Votes Withheld   -  0
                  Abstentions      -  24,265
                  Broker Non-Votes -  0


     Item 5.   Other Information

               None.

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


                                FIRST KEYSTONE CORPORATION
                                Registrant


May 12, 1999                    /s/ J. Gerald Bazewicz
                                J. Gerald Bazewicz
                                President and
                                Chief Executive Officer
                              (Principal Executive Officer)



May 12, 1999                     /s/ David R. Saracino
                                 David R. Saracino
                                 Treasurer/Assistant Secretary
                                 (Principal Accounting Officer)

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