Form 10-Q
period 1999-06-30
FIRST KEYSTONE CORP
filed 1999-08-12
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

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

Common Stock, $2 Par Value, 2,873,932 shares as of June 30, 1999.

                    PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                      FIRST KEYSTONE CORPORATION
                            BALANCE SHEETS
                              (Unaudited)


(Amounts in thousands, except per share data)

                                                  June         December
                                                  1999           1998
ASSETS
Cash and due from banks                             $  8,289       $  7,033
Interest bearing deposits with banks                   2,929             22
Available-for-sale securities carried
  at estimated fair value                            127,526        116,701
Investment securities, held to
  maturity securities, estimated
  fair value of $12,481 and $14,015                   12,665         13,985
Loans, net of unearned income                        173,773       161,532,
Allowance for loan losses                             (2,502)        (2,421)
                                                    ________       ________
Net loans                                           $171,271       $159,111
Bank premises and equipment                            3,736          3,758
Interest receivable                                    2,226          2,133
Other assets                                           1,285            285
   Total Assets                                     $329,927       $303,028

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                             $ 20,090       $ 22,749
   Interest bearing                                  224,708        224,342
                                                    ________       ________
   Total deposits                                   $244,798       $247,091
Short-term borrowings                                 34,882          6,634
Long-term borrowings                                  17,000         13,000
Accrued expenses                                       1,647          1,521
Other liabilities                                        100          1,029
                                                    ________       ________
   Total Liabilities                                $298,427       $269,275

STOCKHOLDERS' EQUITY
Common stock, par value $2 per
  share; authorized 10,000,000
  shares, issued 2,933,727 shares                   $  5,867       $  5,867
Surplus                                                9,761          9,761
Retained earnings                                     18,668         17,123
Accumulated other comprehensive
  income (loss)                                         (835)         2,193
Treasury stock at cost 59,795
  shares in 1999 and 35,134 in 1998                   (1,961)        (1,191)
                                                    ________       ________

    Total Stockholders' Equity                      $ 31,500       $ 33,753
                                                    ________       ________
    Total Liabilities and
      Stockholders' Equity                          $329,927       $303,028


See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
                         STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                              (Unaudited)

(Amounts in thousands except per share data)

                                                  1999          1998
INTEREST INCOME
Interest and fees on loans                            $3,585         $3,372
Interest and dividend income on
  securities                                           2,079          1,777
Interest on deposits in banks                            101             34
                                                      ______         ______
   Total Interest Income                              $5,765         $5,183

INTEREST EXPENSE
Interest on deposits                                  $2,350         $2,242
Interest on short-term borrowings                        411             80
Interest on long-term borrowings                         233            209
                                                      ______         ______
   Total Interest Expense                             $2,994         $2,531

Net interest income                                   $2,771         $2,652
Provision for loan losses                                100             75
                                                      ______         ______
Net Interest Income After
  Provision for Loan Losses                           $2,671         $2,577

OTHER INCOME
Service charges on deposit accounts                   $  222         $  175
Other non-interest income                                184            124
Investment securities gains
   (losses) net                                           72             25
                                                      ______         ______
   Total Other Income                                 $  478         $  324

OTHER EXPENSES
Salaries and employee benefits                        $  817         $  679
Net occupancy and fixed asset expense                    236            223
Other non-interest expense                               464            406
                                                      ______         ______
   Total Other Expenses                               $1,517         $1,308

Income before income taxes                            $1,632         $1,593
Applicable income tax (benefit)                          332            345
                                                      ______         ______
Net Income                                            $1,300         $1,248

Net Income Per Weighted
   Shares Outstanding                                 $  .45         $  .43


See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
                         STATEMENTS OF INCOME
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                              (Unaudited)

(Amounts in thousands except per share data)

                                                  1999          1998
INTEREST INCOME
Interest and fees on loans                           $ 7,022        $ 6,659
Interest and dividend income
  on securities                                        4,025          3,338
Interest on deposits in banks                            153            138
                                                     _______        _______
   Total Interest Income                             $11,200        $10,135

INTEREST EXPENSE
Interest on deposits                                 $ 4,726        $ 4,475
Interest on short-term borrowings                        594            138
Interest on long-term borrowings                         419            364
                                                     _______        _______
   Total Interest Expense                            $ 5,739        $ 4,977

Net interest income                                  $ 5,461        $ 5,158
Provision for loan losses                                175            125
                                                     _______        _______
Net Interest Income After
   Provision for Loan Losses                         $ 5,286        $ 5,033

OTHER INCOME
Service charges on deposit accounts                  $   418        $   334
Other non-interest income                                328            282
Investment securities gains
  (losses) net                                            96             60
                                                     _______        _______
   Total Other Income                                $   842        $   676

OTHER EXPENSES
Salaries and employee benefits                       $ 1,617        $ 1,400
Net occupancy and fixed asset expense                    483            451
Other non-interest expense                               908            808
                                                     _______        _______
   Total Other Expenses                              $ 3,008        $ 2,659

Income before income taxes                           $ 3,120        $ 3,050
Applicable income tax (benefit)                          597            661
                                                     _______        _______
Net Income                                           $ 2,523        $ 2,389

Net Income Per Weighted Share
   Outstanding                                       $   .87        $   .81


See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                              (Unaudited)

(Amounts in thousands)
                                                  1999          1998
OPERATING ACTIVITIES
Net income                                          $  2,523       $  2,389
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Provision or loan losses                               175            125
  Provision for depreciation and
    amortization                                         200            175
  Premium amortization on
    investment securities                                140            132
  Discount accretion on investment
    securities                                           (85)           (64)
  Gain on sale of mortgage loans                          (1)           (30)
  Proceeds from sale of mortgage loans                 2,627            931
  Originations of mortgage loans
    for resale                                        (4,121)        (3,679)
  (Gain) loss on sales of investment
    securities                                           (96)           (60)
  Deferred income tax (benefit)                            2              0
  (Increase) decrease in interest
    receivable and other assets                         (407)          (323)
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                                     70           (576)
                                                    ________       ________
  Net Cash Provided by Operating
    Activities                                      $  1,027       $   (980)

INVESTING ACTIVITIES
  Purchases of investment securities
    available for sale                              $(45,945)      $(30,828)
  Proceeds from sales of investment
    securities available for sale                     19,782          7,693
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                     10,826          7,118
  Purchase of investment securities
    held to maturity                                       0           (677)
  Proceeds from maturities and
    redemption of investment
    securities held to maturity                        1,285          1,895
  Net (increase) decrease in loans                   (10,841)        (1,049)
  Purchase of premises and equipment                    (178)          (137)
                                                    ________       ________
  Net Cash Used by Investing
    Activities                                      $(25,071)      $(15,985)

FINANCING ACTIVITIES
  Net increase (decrease) in
    deposits                                        $ (2,293)      $  5,475
  Net increase (decrease) in
    short-term borrowings                             28,248          1,718
  Net increase (decrease)in
    long-term borrowings                               4,000          7,000
  Acquisition of treasury stock                         (770)           (90)
  Cash dividends                                        (978)          (821)
                                                    ________       ________
  Net Cash Provided by Financing
    Activities                                      $ 28,207       $ 13,282

Increase (Decrease) in Cash and
  Cash Equivalent                                   $  4,163       $ (3,683)
Cash and Cash Equivalents, Beginning                   7,055         13,484
                                                    ________       ________
Cash and Cash Equivalents, Ending                   $ 11,218       $  9,801

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
  Cash paid during period for
    Interest                                        $  5,705       $  5,077
    Income Taxes                                         569            627


See Accompanying Notes to Financial Statements


                      FIRST KEYSTONE CORPORATION
              CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999
                              (Unaudited)


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


Note 3.

     The results of operations for the six-month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.


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


     The following table presents the changes in the allowance for credit losses:

(Amounts in Thousands)

Balance at January 1, 1999                              $2,421
Provisions charged to operations                           175
Loans charged off                                         (107)
Recoveries                                                  13
                                                        ______
Balance at June 30, 1999                                $2,502



     At June 30, 1999, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $67,090. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.

Note 6.

(Amounts in thousands, except common share data)





                                         Common          Common
                                         Shares         Stock        Surplus
Balance at January 1, 1999                2,933,727        $5,867       $9,761

Comprehensive Income:
 Net Income
 Other comprehensive
   income (loss) net of tax:
 Unrealized gain (loss) on
   investment securities of
   ($2,965) net of
   reclassification
   adjustment for gains
   included in net
   income of $63
 Total Comprehensive
   income (loss)
Cash dividends -
 $.34 per share
Purchase of 24,661 shares
 of Treasury Stock                        _________        ______       ______

Balance at June 30, 1999                  2,933,727        $5,867       $9,761




(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings      Income
Balance at January 1, 1999                           $17,123        $2,193

Comprehensive Income:
 Net Income                            $2,523          2,523
 Other comprehensive
   income (loss) net of tax:
 Unrealized gain (loss)
   on investment
   securities of ($2,965)
   net of reclassification
   adjustment for gains
   included in net
   income of $63                       (3,028)                      (3,028)
                                       ______
 Total Comprehensive
   income (loss)                       $ (505)
Cash dividends -
 $.34 per share                                         (978)
Purchase of 24,661 shares
 of Treasury Stock
                                                     _______        ______
Balance at June 30, 1999                             $18,668        $ (835)




(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
Balance at January 1, 1999                         (1,191)       $33,753

Comprehensive Income:
  Net Income                                                       2,523
  Other comprehensive
     income (loss) net of tax:
  Unrealized gain (loss)
     on investment
     securities of ($2,965)
     net of reclassification
     adjustment for gains
     included in net
     income of $63                                                (3,028)
  Total Comprehensive
     income (loss)
Cash dividends -
   $.34 per share                                                   (978)
Purchase of 24,661 shares
   of Treasury Stock                                 (770)          (770)
                                                   ______        _______
Balance at June 30, 1999                           (1,961)       $31,500




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

Item 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and
         Results of Operation as of June 30, 1999



RESULTS OF OPERATIONS

     First Keystone Corporation realized record earnings for the second quarter of 1999 of $1,300,000, an increase of $52,000, or 4.2% over the second quarter of 1998. Six months net income for the period ended June 30, 1999, amounted to $2,523,000, an increase of 5.6% over the $2,389,000 net income reported June 30, 1998. On a per share basis, net income per share increased to $.87 for the six months of 1999 compared to $.81 for the first six months of 1998, while dividends increased to $.34 per share up from $.28 in 1998, or an increase of 21.4%.

     Year-to-date net income annualized amounts to a return on average common equity of 14.96% and a return on assets of 1.57%. For the six months ended June 30, 1998, these measures were 14.67% and 1.74%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 1999 and year-to-date in 1999, interest income has increased more than interest expense resulting in improved net interest income. In the second quarter of 1999, interest income amounted to $5,765,000, an increase of $582,000 or 11.2% over the second quarter of 1998. Interest expense amounted to $2,994,000 in the second quarter of 1999, an increase of $463,000, or 18.3% over the second quarter of 1998. Accordingly, net interest income amounted to $2,771,000 in the second quarter of 1999, an increase of $119,000, or 4.5% over the second quarter of 1998. Year-to-date for the six months ended June 30, 1999, total interest income increased $1,065,000, or 10.5% over the first six months of 1998. Total interest expense increased $762,000, or 15.3% for the first six months of 1999 over 1998. This resulted in net interest income increasing $303,000, or 5.9% for the six months ended June 30, 1999, over 1998.

     Our net interest margin for the quarter ended June 30, 1999, was 3.86% compared to 4.46% for the quarter ended June 30, 1998. For the six months ended June 30, 1999, our net interest margin was 3.96% compared to 4.33% for the first six months of 1998.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended June 30, 1999, was $100,000 compared to $75,000 for the second quarter of 1998. Year-to-date, the provision for loan losses amounts to $175,000 in 1999 as compared to the $125,000 provision for the period ended June 30, 1998. The provision for possible loan losses increased in 1999 as loan demand continued to be strong. Our allowance for loan losses of $2,502,000 as of June 30, 1999, compared favorably to our allowance for loan losses of $2,421,000 as of December 31, 1998. Net charge-offs totaled $94,000 for the six months ended June 30, 1999, as compared to $98,000 for the first six months of 1998.

     The allowance for loan losses as a percentage of loans, net of unearned interest was 1.44% as of June 30, 1999, and 1.54% as of June 30, 1998.

NON-INTEREST INCOME

     Total non-interest or other income was $478,000 for the quarter ended June 30, 1999, as compared to $324,000 for the quarter ended
June 30, 1998. Excluding investment security gains and losses, non-interest income was $406,000 for the second quarter of 1999, an increase of $107,000 over the second quarter of 1998. For the six months ended June 30, 1999, total non-interest income was $842,000, an increase of $166,000, or 24.6% over the first six months of 1998. An increase in service charges on deposit accounts and an increase of other non-interest income, primarily fees generated by our trust department, account for the increase in non-interest income.


NON-INTEREST EXPENSES

     Total non-interest, or other expenses, was $1,517,000 for the quarter ended June 30, 1999, as compared to $1,308,000 for the quarter ended June 30, 1998. The increase of $209,000 is comprised of salary and benefits increasing $138,000, occupancy expense increasing
$13,000, and other non-interest expense increasing $58,000.

     For the six months ended June 30, 1999, total non-interest expense was $3,008,000, an increase of $349,000, or 13.1% over the first six months of 1998. Expenses associated with employee (salaried employee benefits) continues to be the largest category of non-interest expenses. Salaries and benefits amount to 53.8% of total non-interest expense for the six months ended June 30, 1999, as compared to 52.7% for the first six months of 1998. Salaries and benefits amounted to $1,617,000 for the six months ended June 30, 1999, an increase of $217,000, or 15.5% over the first six months of 1998. The increase was a result of normal salary adjustments and additional hires as we prepare for the opening of our ninth full service office in the third quarter of 1999. Net occupancy expense amounted to $483,000 for the six-months ended June 30, 1999, an increase of $32,000, or 7.1% over 1998, primarily as a result of our branch office expansion. Other non-interest expenses amounted to $908,000 for the six months ended June 30, 1999, an increase of $100,000, or 12.4% over the first six months of 1998. Our overall non-interest expense of less than 2% of average assets on an annualized basis for 1999 and 1998, places us among the leaders of our peer financial institutions at controlling total non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 20.3% for the second quarter of 1999 as compared to 21.7% for the second quarter of 1998. For the six months ended June 30, 1999, our tax liability amounted to $597,000 for an effective tax rate of 19.1% as compared to an effective tax rate of 21.7% for the first six months of 1998. The decrease in our effective tax rate was due primarily to the additional purchase of municipal (tax-free investments) securities at attractive interest rates.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $329,927,000 as of June 30, 1999, an increase of $26,899,000, or 8.9% over year-end 1998. Total deposits decreased to $244,798,000 as of June 30, 1999, a decrease of $2,293,000, or 0.9% over year-end 1998.

     The Corporation used borrowed funds to support asset growth not provided by deposit growth. Short-term borrowings increased to $34,882,000, an increase of $28,248,000 over December 31, 1998. The increase in short-term borrowings was the result of an increase in securities sold under an agreement to repurchase for a cash management account. Long-term borrowings increased somewhat to $17,000,000 as of June 30, 1999, an increase of $4,000,000 over year-end 1998.

EARNING ASSETS

     Our primary earning asset, loan, net of unearned income increased to $173,773,000 as of June 30, 1999, up $12,241,000, or 7.6% since year-end 1998. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate.

     In addition to loans, another primary earning asset is our investment portfolio which increased in size from December 31, 1998, to June 30, 1999. Held-to-maturity securities amounted to $12,665,000 as of June 30, 1999, a decrease of $1,320,000, or 9.4% since year-end 1998. However, available-for-sale securities increased to $127,526,000 as of June 30, 1999, an increase of $10,825,000, or 9.3%
from year-end 1998. Interest bearing deposits with banks amounted to $2,929,000 as of June 30, 1999, up from $22,000 as of December 31,
1998.


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


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual and restructured loans, other real estate and foreclosed assets, together with the loans past-due 90 days or more and still accruing. As of June 30, 1999, total non-performing assets were $806,000 as compared to $881,000 on December 31, 1998. Non-performing assets to total loans and foreclosed assets was .46% as of June 30, 1999, and .55% as of December 31, 1998.

     Interest income received on non-performing loans as of June 30, 1999, was $0 compared to $5,610 as of December 31, 1998. Interest income, which would have been recorded on these loans under the original terms as of June 30, 1999, and December 31, 1998, was $39,929 and $96,245, respectively. As of June 30, 1999 and December 31, 1998, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, deposits decreased by $2,293,000 as total deposits declined to $244,798,000 as of June 30, 1999, down from $247,091,000 as of year-end 1998. During 1999, the Corporation experienced a deposit decline in non-interest bearing deposits.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, net unrealized gains on investment securities available-for-sale decreased shareholders' equity, or capital by $835,000 as of June 30, 1999, and increased capital by $2,193,000 as of December 31, 1998. Our stock repurchase plan had repurchased 59,795 shares and 35,134 shares as of June 30, 1999 and December 31, 1998, respectively. This had an effect of our reducing our total stockholders' equity by $1,961,000 and $1,191,000 as of June 30, 1999 and December 31, 1998, respectively.

     Leverage ratio and risk based capital ratios remain very strong. As of June 30, 1999, our leverage ratio was 9.71% compared to 10.50% as of December 31, 1998. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 1999, were 17.37% and 18.84%, respectively. The same ratios as of December 31, 1998, were 18.62% and 20.11%, respectively.


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


YEAR 2000 COMPLIANCE

     Management has completed its assessment of all business processes that could be affected by the Year 2000 issue. Each business process assessment included a review of the information systems used in that process, including related hardware and software, the involvement of any third parties, and any affected operating equipment. The mission critical systems determined to be critical for supporting the core services offered by First Keystone Corporation have been remediated, unit tested, and returned to production. Management has completed the remediation and testing of all affected systems within the critical business processes by the end of the second quarter of 1999.

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


     Item 3.     Defaults Upon Senior Securities

                 None.


     Item 4.     Submission of Matters to a Vote of Security Holders

                 Annual Meeting of Shareholders of First Keystone
                 Corporation held on Tuesday, April 20, 1999, at
                 10:00 a.m.


                                                     Votes      Votes
Directors Elected                  Votes For        Against      Withheld

John L. Coates                 2,378,426        34,118          0
Dudley P. Cooley               2,385,107        27,437          0
Stanley E. Oberrender          2,385,207        27,337          0



Directors Elected              Abstentions      Non-Votes

John L. Coates                 0                0
Dudley P. Cooley               0                0
Stanley E. Oberrender          0                0



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

                 None

     Item 6.     Exhibits and Reports on Form 8-K

                 (a)  Exhibits required by Item 601 Regulation S-K


Exhibit Number                  Description of Exhibit

    3(i)               Articles of Incorporation, as amended
                       (Incorporated by reference to Exhibit 3(i) to Registrant's Annual Report of Form 10-KSB for the year ended December 31, 1996, and Registrant's Form 10Q for the quarter ended June 30, 1999).

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


                              FIRST KEYSTONE CORPORATION
                              Registrant


August 12, 1999               /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



August 12, 1999               /s/ David R. Saracino
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

                           INDEX TO EXHIBITS

Exhibit             Description

  10                Material Contracts
                        Profit Sharing Plan Summary (Incorporated by reference to Exhibit 10 (Page 16) to Registrant's Form 10Q for the quarter ended June 30, 1998)
                        Deferred Compensation (Incorporated
                        by reference to Exhibit 10 (Page 17) to
                        Registrant's Form 10Q for the quarter
                        ended June 30, 1998)
                            Other Executive Benefits
                            (Incorporated by reference to
                            Exhibit 99 (Page 9) of the Corporation's
                            Annual Report on Form 10-KSB
                            for the year ended December 31, 1996)
                        Management Incentive Compensation
                        Plan (Incorporated b reference to Exhibit 10
                        (Page 18) to Registrant's Form 10Q for
                        the quarter ended June 30, 1998)

  11                Compensation of Earning Per Share

  27                Financial Data Schedule