Form 10-Q
period 1999-09-30
FIRST KEYSTONE CORP
filed 1999-11-05
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

Common Stock, $2 Par Value, 2,833,727 shares as of September 30, 1999.

                    PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                      FIRST KEYSTONE CORPORATION
                            BALANCE SHEETS
                              (Unaudited)

(Amounts in thousands, except per share data)

                                                 September     December
                                                  1999           1998
ASSETS
Cash and due from banks                             $  7,518       $  7,033
Interest bearing deposits with banks                       1             22
Available-for-sale securities carried
  at estimated fair value                            128,523        116,701
Investment securities, held to
  maturity securities, estimated
  fair value of $11,867 and $14,015                   12,078         13,985
Loans, net of unearned income                        180,574        161,532
Allowance for loan losses                             (2,572)        (2,421)
                                                    ________       ________
Net loans                                           $178,002       $159,111
Bank premises and equipment                            3,888          3,758
Interest receivable                                    2,327          2,133
Other assets                                           1,947            285
                                                    ________       ________
  Total Assets                                      $334,284       $303,028

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
  Non-interest bearing                              $ 21,926       $ 22,749
  Interest bearing                                   228,050        224,342
                                                    ________       ________
  Total deposits                                    $249,976       $247,091
Short-term borrowings                                 30,423          6,634
Long-term borrowings                                  22,000         13,000
Accrued expenses                                       1,865          1,521
Other liabilities                                         63          1,029
                                                    ________       ________
  Total Liabilities                                 $304,327       $269,275

STOCKHOLDERS' EQUITY
Common stock, par value $2 per
  share; authorized 10,000,000
  issued 2,933,727 shares                           $  5,867       $  5,867
Surplus                                                9,761          9,761
Retained earnings                                     19,540         17,123
Accumulated other comprehensive
  income (loss)                                       (2,114)         2,193
Less treasury stock at cost 100,000
  shares in 1999 and 35,134 shares
  in 1998                                           $ (3,097)        (1,191)
                                                    ________        _______

  Total Stockholders' Equity                        $ 29,957       $ 33,753
                                                    ________       ________
  Total Liabilities and Stockholders'
    Equity                                          $334,284       $303,028


See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
                         STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                              (Unaudited)

(Amounts in thousands except per share data)

                                                  1999          1998
INTEREST INCOME
Interest and fees on loans                            $3,706         $3,362
Interest and dividend income
  on securities                                        2,182          1,797
Interest on deposits in banks                             12             67
                                                      ______         ______
  Total Interest Income                               $5,900         $5,226

INTEREST EXPENSE
Interest on deposits                                  $2,356         $2,304
Interest on short-term borrowings                        395             74
Interest on long-term borrowings                         279            235
                                                      ______         ______
  Total Interest Expense                              $3,030         $2,613

Net interest income                                   $2,870         $2,613
Provision for loan losses                                 50             50
                                                      ______         ______
Net Interest Income After Provision
  for Loan Losses                                     $2,820         $2,563

OTHER INCOME
Service charges on deposit accounts                   $  227         $  174
Other non-interest income                                157            224
Investment securities gains
  (losses) net                                            77             29
                                                      ______         ______
  Total Other Income                                  $  461         $  427

OTHER EXPENSES
Salaries and employee benefits                        $  884         $  710
Net occupancy and fixed asset expense                    234            256
Other non-interest expense                               470            413
                                                      ______         ______
  Total Other Expenses                                $1,588         $1,379

Income before income taxes                            $1,693         $1,611
Applicable income tax (benefit)                          338            342
                                                      ______         ______
Net Income                                            $1,355         $1,269

Net Income Per Weighted Share
  Outstanding                                         $  .47         $  .43



See Accompanying Notes to Financial Statements




                      FIRST KEYSTONE CORPORATION
                         STATEMENTS OF INCOME
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                              (Unaudited)

(Amounts in thousands except per share data)

                                                  1999          1998
INTEREST INCOME
Interest and fees on loans                           $10,728        $10,021
Interest and dividend income
  on securities                                        6,207          5,135
Interest on deposits in banks                           165             205
                                                     _______        _______
  Total Interest Income                              $17,100        $15,361

INTEREST EXPENSE
Interest on deposits                                 $ 7,082        $ 6,779
Interest on short-term borrowings                        989            212
Interest on long-term borrowings                         698            599
                                                     _______        _______
  Total Interest Expense                             $ 8,769        $ 7,590

Net interest income                                  $ 8,331        $ 7,771
Provision for loan losses                                225            175
                                                     _______        _______
Net Interest Income After
  Provision for Loan Losses                          $ 8,106        $ 7,596

OTHER INCOME
Service charges on deposit accounts                  $   645        $   508
Other non-interest income                                485            506
Investment securities gains
  (losses) net                                           173             89
                                                     _______        _______
  Total Other Income                                 $ 1,303        $ 1,103

OTHER EXPENSES
Salaries and employee benefits                       $ 2,501        $ 2,110
Net occupancy and fixed asset expense                    717            707
Other non-interest expense                             1,378          1,221
                                                     _______        _______
  Total Other Expenses                               $ 4,596        $ 4,038

Income before income taxes                           $ 4,813        $ 4,661
Applicable income tax (benefit)                          935          1,003
                                                     _______        _______
Net Income                                           $ 3,878        $ 3,658

Net Income Per Weighted Share
  Outstanding                                        $  1.35        $  1.25



See Accompanying Notes to Financial Statements




                      FIRST KEYSTONE CORPORATION
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                              (Unaudited)

(Amounts in thousands)
                                                  1999          1998
OPERATING ACTIVITIES
Net income                                          $  3,878       $  3,658
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Provision for loan losses                              225            175
  Provision for depreciation and
    amortization                                         301            268
  Premium amortization on investment
    securities                                           197            190
  Discount accretion on investment
    securities                                          (142)          (103)
  Gain on sale of mortgage loans                          (9)           (91)
  Proceeds from sale of mortgage loans                 4,016          4,335
  Originations of mortgage loans for
    resale                                            (6,341)        (5,059)
  (Gain) loss on sales of investment
    securities                                           (77)           (89)
  Deferred income tax (benefit)                          (44)            37
  (Increase) decrease in interest
    receivable and other assets                         (452)          (407)
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                                    251           (415)
                                                    ________       ________
  Net Cash Provided by Operating
    Activities                                      $  1,803       $  2,499

INVESTING ACTIVITIES
  Purchases of investment securities
    available-for-sale                              $(55,358)      $(43,896)
  Proceeds from sales of investment
    securities available for sale                     24,124          8,726
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                     12,942         10,645
  Purchase of investment securities
    held-to-maturity                                       0           (677)
  Proceeds from maturities and
    redemption of investment
    securities held to maturity                        1,858          2,579
  Net (increase) decrease in loans                   (16,781)          (570)
  Purchase of premises and equipment                    (431)          (403)
                                                    ________       ________
  Net Cash Used by Investing
    Activities                                      $(33,646)      $(23,596)

FINANCING ACTIVITIES
  Net increase (decrease) in
    deposits                                        $  2,885       $ 17,208
  Net increase (decrease) in
    short-term borrowings                             23,789          1,365
  Net increase (decrease) in
    long-term borrowings                               9,000          7,000
  Acquisition of treasury stock                       (1,906)          (297)
  Cash dividends                                      (1,461)        (1,231)
                                                    ________       ________
  Net Cash Provided by Financing
    Activities                                      $ 32,307       $ 24,045

Increase (Decrease) in Cash and
    Cash Equivalent                                 $    464       $  2,948
Cash and Cash Equivalents, Beginning                   7,055         13,484
                                                    ________       ________
Cash and Cash Equivalents, Ending                   $  7,519       $ 16,432

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
  Cash paid during period for
    Interest                                        $  8,707       $  7,621
    Income Taxes                                         923          1,019


See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
              CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          September 30, 1999
                              (Unaudited)

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


Note 3.

     The results of operations for the nine-month period ended
September 30, 1999, are not necessarily indicative of the results to be expected for the full year.


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


     The following table presents the changes in the allowance for credit losses:

(Amounts in thousands)

Balance at January 1, 1999                              $2,421
Provisions charged to operations                           225
Loans charged off                                         (154)
Recoveries                                                  80
                                                        ______
Balance at September 30, 1999                           $2,572


     At September 30, 1999, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $70,482. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.

Note 6.

(Amounts in thousands except Common Shares data)

                                         Common          Common
                                         Shares         Stock        Surplus

Balance at January 1, 1999                2,933,727         5,867        9,761

Comprehensive Income:
  Net Income
  Other comprehensive
    income (loss), net of tax
  Change in unrealized
    gain (loss) on
    investment securities
    available for sale
  Total Comprehensive
    income (loss)
Cash dividends -
  $.51 per share
Purchase of 64,866 shares
  of Treasury Stock
                                          _________         _____        _____
Balance at September 30, 1999             2,933,727         5,867        9,761



(Amounts in thousands except Common Shares data)

                                     Compre-                    Accumulated
                                     hensive                       Other
                                     Income         Retained   Comprehensive
                                     (Loss)         Earnings   Income (Loss)
Balance at January 1, 1999                            17,123         2,193

Comprehensive Income:
  Net Income                            3,878          3,878
  Other comprehensive
    income (loss), net of tax
  Change in unrealized
    gain (loss) on
    investment securities
    available for sale                 (4,307)                      (4,307)
  Total Comprehensive                  ______
    income (loss)                        (429)
Cash dividends -
  $.51 per share                                      (1,461)
Purchase of 64,866 shares
  of Treasury Stock
                                                      ______        ______
Balance at September 30, 1999                         19,540        (2,114)



(Amounts in thousands except Common Shares data)

                                                Treasury
                                                  Stock         Total
Balance at January 1, 1999                         (1,191)        33,753

Comprehensive Income:
  Net Income                                                       3,878
  Other comprehensive
     income (loss), net of tax
  Change in unrealized
    gain (loss) on
    investment securities
    available for sale                                            (4,307)
  Total Comprehensive
     income (loss)
Cash dividends -
   $.51 per share                                                 (1,461)
Purchase of 64,866 shares
   of Treasury Stock                               (1,906)        (1,906)
                                                   ______         ______
Balance at September 30, 1999                      (3,097)        29,957




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

Item 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and Results of Operation as of September 30, 1999




RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the third quarter of 1999 of $1,355,000, an increase of $86,000, or 6.8% over the third quarter of 1998. Nine months net income for the period ended September 30, 1999, amounted to $3,878,000, an increase of 6.0% over the $3,658,000 net income reported September 30, 1998. On a per share basis net income per share increased to $1.35 for the nine months of 1999 compared to $1.25 for the first nine months of 1998, while dividends increased to $.51 per share up from $.42 in 1998, an increase of 21.4%.

     Year-to-date net income annualized amounts to a return on average common equity of 15.79% and a return on assets of 1.59%. For the nine months ended September 30, 1998, these measures were 14.81% and 1.74%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 1999 and year-to-date in 1999, interest income has increased more than interest expense resulting in improved net interest income. In the third quarter of 1999, interest income amounted to $5,900,000, an increase of $674,000 or 12.9% over the third quarter of 1998. Interest expense amounted to $3,030,000 in the third quarter of 1999, an increase of $417,000, or 16.0% over the third quarter of 1998. Accordingly, net interest income amounted to $2,870,000 in the third quarter of 1999, an increase of $257,000, or 9.8% over the third quarter of 1998. Year-to-date for the nine months ended September 30, 1999, total interest income increased $1,739,000, or 11.3% over the first nine months of 1998. Total interest expense increased $1,179,000, or 15.5% for the first nine months of 1999 over 1998. This resulted in net interest income increasing $560,000, or 7.2% for the nine months ended September 30, 1999, over 1998.

     Our net interest margin for the quarter ended September 30, 1999, was 3.91% compared to 4.17% for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, our net interest margin was 3.98% compared to 4.27% for the first nine months of 1998.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 1999, was $50,000 compared to $50,000 for the third quarter of 1998. Year-to-date, the provision for loan losses amounts to $225,000 in 1999 as compared to the $175,000 provision for the period ended September 30, 1998. The provision for possible loan losses increased in 1999 as loan demand continued to be strong. Our allowance for loan losses of $2,572,000 as of September 30, 1999, compared favorably to our allowance for loan losses of $2,421,000 as of December 31, 1998. Net charge-offs totaled $74,000 for the nine months ended September 30, 1999, as compared to $176,000 for the first nine months of 1998.

     The allowance for loan losses as a percentage of loans, net of unearned interest was 1.42% as of September 30, 1999, and 1.50% as of December 30, 1998.

NON-INTEREST INCOME

     Total non-interest or other income was $461,000 for the quarter ended September 30, 1999, as compared to $427,000 for the quarter ended September 30, 1998. Excluding investment security gains and losses, non-interest income was $384,000 for the third quarter of 1999, a decrease of $14,000 over the third quarter of 1998. For the nine months ended September 30, 1999, total non-interest income was $1,303,000, an increase of $200,000, or 18.1% over the first nine months of 1998. An increase in security gains, largely from the sale of equity securities, plus an increase in service charges on deposit accounts, resulted in the $200,000 increase in non-interest income year-to-date in 1999.


NON-INTEREST EXPENSES

     Total non-interest, or other expenses, was $1,588,000 for the quarter ended September 30, 1999, as compared to $1,379,000 for the quarter ended September 30, 1998. The increase of $209,000 is comprised of salary and benefits increasing $174,000, occupancy expense decreasing $22,000, and other non-interest expense increasing $57,000.

     For the nine months ended September 30, 1999, total non-interest expense was $4,596,000, an increase of $558,000, or 13.8% over the first nine months of 1998. Expenses associated with employee expense and benefits continues to be the largest category of non-interest expenses. Salaries and benefits amount to 54.4% of total non-interest expense for the nine months ended September 30, 1999, as compared to 52.3% for the first nine months of 1998. Salaries and benefits amounted to $2,501,000 for the nine months ended September 30, 1999, an increase of $391,000, or 18.5% over the first nine months of 1998. The increase was a result of normal salary adjustments, higher employee benefit costs and an increased number of employees. Net occupancy expense amounted to $717,000 for the nine months ended September 30, 1999, an increase of $10,000, or 1.4% over 1998. Other non-interest expenses amounted to $1,378,000 for the nine months ended September 30, 1999, an increase of $157,000, or 12.9% over the first nine months of 1998. Even though our non-interest expenses have increased more than historic averages, our overall non-interest expense of less than 2% of average assets on an annualized basis for 1999 and 1998, places us among the leaders of our peer financial institutions at controlling total non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 20.0% for the third quarter of 1999 as compared to 21.2% for the third quarter of 1998. For the nine months ended September 30, 1999, our tax liability amounted to $935,000, a decrease of $68,000 over 1998. Our effective tax rate of 19.4% as of September 30, 1999, compared to an effective tax rate of 21.5% for the first nine months of 1998.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $334,284,000 as of September 30, 1999, an increase of $31,256,000, or 10.3% over year-end 1998. Total deposits increased to $249,976,000 as of September 30, 1999, an increase of $2,885,000, or 1.2% over year-end 1998.

   The Corporation used borrowed funds to support asset growth not provided by deposit growth. Short-term borrowings increased to $30,423,000, an increase of $23,789,000 over December 31, 1998. The increase in short-term borrowings was the result of an increase in securities sold under an agreement to repurchase for a cash management account. Long-term borrowings also increased to $22,000,000 as of September 30, 1999, an increase of $9,000,000 over year-end 1998.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $180,574,000 as of September 30, 1998, up $19,042,000, or
11.8% since year-end 1998. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of residential real estate loans and commercial real estate loans.

     In addition to loans, our investment portfolio, another earning asset, increased in size from December 31, 1998, to September 30, 1999. Held-to-maturity securities amounted to $12,078,000 as of September 30, 1999, a decrease of $1,907,000 since year-end 1998. However, available-for-sale securities increased to $128,523,000 as of September 30, 1999, an increase of $11,822,000, or 10.1% from year-end 1998.


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


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual and restructured loans, other real estate and foreclosed assets, together with the loans past-due 90 days or more and still accruing. As of September 30, 1999, total non-performing assets were $826,101 as compared to $881,000 on December 31, 1998. Non-performing assets to total loans and foreclosed assets was .46% as of September 30, 1999, and .55% as of December 31, 1998.

     Interest income received on non-performing loans as of September 30, 1999, was $6,131 compared to $5,610 as of December 31, 1998.
Interest income, which would have been recorded on these loans under the original terms as of September 30, 1999, and December 31, 1998, was $62,445 and $96,245, respectively. As of September 30, 1999 and December 31, 1998, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, deposit growth amounted to $2,885,000 as total deposits increased to $249,976,000 as of September 30, 1999, up from $247,091,000 as of year-end 1998. During 1999, the Corporation has experienced deposit growth in only interest bearing deposits.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, net unrealized gains or losses on investment securities available-for-sale decreased shareholders' equity, or capital by $2,114,000 as of September 30, 1999, and increased capital by $2,193,000 as of December 31, 1998. Our stock repurchase plan has repurchased 100,000 shares and 35,134 shares as of September 30, 1999 and December 31, 1998, respectively. This had an effect of our reducing our total stockholders' equity by $3,097,000 and $1,191,000 as of September 30, 1999 and December 31, 1998, respectively.

     Leverage ratio and risk based capital ratios remain very strong. As of September 30, 1999, our leverage ratio was 9.65% compared to 10.50% as of December 31, 1998. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 1999, were 16.43% and 17.86%, respectively. The same ratios as of December 31, 1998, were 18.62% and 20.11%, respectively.


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

     Management believes it has an effective plan in place to resolve the Year 2000 issue in a timely manner and, thus far, activities have tracked in accordance with the original plan. Management has in place a business continuity plan and has developed contingency plans to address potential risks in the event of Year 2000 failures, including non-compliance by third parties. Despite First Keystone Corporation's efforts to date to remediate affected systems and develop contingency plans for potential risks, management has not yet completed all activities associated with resolving its Year 2000 issues. In addition, non-compliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a negative impact of undeterminable magnitude on First Keystone Corporation.

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


                                                Broker
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


                              FIRST KEYSTONE CORPORATION
                              Registrant


November 3, 1999              /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



November 3, 1999              /s/ David R. Saracino
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

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

  27                Financial Data Schedule