Form 10-K
period 1999-12-31
FIRST KEYSTONE CORP
filed 2000-03-29
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

[x]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates on the Registrant based on the closing price as of March
17, 2000, was approximately $44,636,280.

     The number of shares outstanding of the issuer's Common Stock, as of March 17, 2000, was 2,833,727 shares of Common Stock, par value $2.00 per share.


                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1999 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to stockholders of the Registrant for the year ended December 31, 1999, are incorporated by reference in Part II of this Annual Report.

                      FIRST KEYSTONE CORPORATION
                               FORM 10-K

                           Table of Contents

Part I                                                Page

Item 1.   Business                                      1
Item 2.   Properties                                    8
Item 3.   Legal Proceedings                            10
Item 4.   Submission of Matters to a
          Vote of Security Holders                     Not Applicable


Part II

Item 5.   Market for Registrant's Common
          Equity and Related Stockholder
          Matters                                       10
Item 6.   Selected Financial Data                       11
Item 7.   Management's Discussion and
          Analysis of Financial
          Condition and Results of Operations           12
Item 7A.  Quantitative and Qualitative
          Disclosure about Market Risk                 12
Item 8.   Financial Statements and
          Supplementary Data                            12
Item 9.   Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure                          Not Applicable


Part III

Item 10.  Directors and Executive Officers
          of the Registrant                             12
Item 11.  Executive Compensation                        12
Item 12.  Security Ownership of Certain
          Beneficial Owners and Management              13
Item 13.  Certain Relationships and Related
          Transactions                                  13


Part IV

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K            13
          Signatures                                    15
          Exhibit 11                                    18
          Exhibit 13                                    19
          Exhibit 21                                    20
          Exhibit 23                                    21
          Exhibit 27                                    22
          Exhibit 99                                    23

                      FIRST KEYSTONE CORPORATION
                               FORM 10-K

                                PART I


ITEM 1.    BUSINESS

     Forward Looking Statements
     __________________________

     The management of First Keystone Corporation (the "Corporation") has made forward-looking statements in this annual report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiary, The First National Bank of Berwick
(the "Bank"). When words such as "believes," "expects," "anticipates" or similar expressions occur in this annual report, management is making forward-looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this annual report, could affect the future financial results of the Corporation and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this annual report on Form 10-K. These factors include the following:

     (Bullet)  operating, legal and regulatory risks;

     (Bullet) economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and

     (Bullet) the risk that our analyses of these risks and forces could be incorrect and or that the strategies developed to address them could be unsuccessful.

     The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that are filed periodically with the Securities and Exchange
Commission.

     First Keystone Corporation is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of The First National Bank of Berwick. Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. The Corporation has one wholly-owned subsidiary, the Bank, which has a commercial banking operation and trust department as its major lines of business. Greater than 90% of the company's revenue and profit came from the commercial banking department for the years ended December 31, 1999, 1998, and 1997. and was the only reportable segment. At December 31, 1999, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $333.5 million, $244.7 million and $29.4 million, respectively.

     The Bank was organized in 1864. The Bank is a national banking association that is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum extent of the law. The Bank, has nine branch locations

(five branches within Columbia County, three branches within Luzerne County, and one in Montour County, Pennsylvania), and is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern and Central Pennsylvania market area. The Bank's commercial banking activities include accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. Additionally, the Bank also provides personal and corporate trust and agency services to individuals, corporations, and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management of pension and profit sharing plans.

     Supervision and Regulation
     __________________________

     The Corporation is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and of state securities laws for matters relating to the offering and sale of its securities. The Corporation is currently subject to the SEC's rules and regulations relating to company's whose shares are registered under Section 12 of the Securities Exchange Act of 1934, as amended.

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

     The Bank is subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the Office of the Comptroller of the Currency (the "OCC"), the Federal Reserve Board and the FDIC.

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

     Permitted Non-Banking Activities
        ________________________________

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

     Legislation and Regulatory Changes
        __________________________________

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

     Federal Deposit Insurance Corporation Improvement Act of 1991
     ("FDICIA")
     _____________________________________________________________

     The Federal Deposit Insurance Corporation Improvement Act
("FDICIA") established five different levels of capitalization of financial institutions, with "prompt corrective actions" and significant operational restrictions imposed of institutions that are capital deficient under the categories. The five categories are:

     (Bullet)  well capitalized
     (Bullet)  adequately capitalized
     (Bullet)  undercapitalized
     (Bullet)  significantly undercapitalized, and
     (Bullet)  critically undercapitalized.

     To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 1999, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

     Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain "prompt corrective actions" imposed depending on the level of capital deficiency.

     Other Provisions of FDICIA
     __________________________

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

     Regulatory Capital Requirements
     _______________________________

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


     The following table presents the Corporation's capital ratios at December 31, 1999:

                                                   (In Thousands)
Tier I Capital                                                  $ 31,604
Tier II Capital                                                    2,326
Total Capital                                                     33,930

Adjusted Total Average Assets                                    325,407
Total Adjusted Risk-Weighted Assets <F1>                         185,813

Tier I Risk-Based Capital Ratio <F2>                              17.01%
Required Tier I Risk-Based Capital Ratio                           4.00%
Excess Tier I Risk-Based Capital Ratio                            13.01%

Total Risk-Based Capital Ratio <F3>                               18.25%
Required Total Risk-Based Capital Ratio                            8.00%
Excess Total Risk-Based Capital Ratio                             10.25%

Tier I Leverage Ratio <F4>                                         9.71%
Required Tier I Leverage Ratio                                     4.00%
Excess Tier I Leverage Ratio                                       5.71%
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


     The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also, the information under the caption "Capital Strength" appearing on page 37 of Registrant's 1999 Annual Report, included in Exhibit 13.

     Effect of Government Monetary Policies
     ______________________________________

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

     Effects of Inflation
     ____________________

     Inflation has some impact on the Bank's operating costs. Unlike industrial companies, however, substantially all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the general levels of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

     Environmental Regulation
     ________________________

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

     Interest Rate Risk
     __________________

     Federal banking agency regulations specify that the bank's capital adequacy include an assessment of the bank's interest rate risk ("IRR") exposure. The standards for measuring the adequacy and effectiveness of a banking organization's IRR management includes a measurement of Board of Directors and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The First National Bank of Berwick has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, the Corporation does not expect the addition of IRR evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for The First National Bank of Berwick.

     Gramm-Leach-Bliley
     __________________

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act. The act repeals some Depression-era banking laws and will permit banks, insurance companies and securities firms to engage in each others' businesses after complying with certain conditions and regulations which are yet to be finalized. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, our company has no plans to pursue these additional possibilities.

     Our company does not believe that the Financial Services Modernization Act will have an immediate positive or negative material effect on our operations. However, the act may have the result of increasing the amount of competition that our company faces from larger financial service companies, many of whom have substantially more financial resources than our company, which may now offer banking services in addition to insurance and brokerage services.

     History and Business - Bank
     ___________________________

     The Bank's legal headquarters are located at 111 West Front
Street, Berwick, Pennsylvania.

     As of December 31, 1999, the Bank had total assets of $333,515,787, total shareholders' equity of $29,357,519 and total deposits and other liabilities of $304,158,268.

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

     At December 31, 1999, the Bank had 110 full-time employees and 24 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

     Competition - Bank
     __________________

     The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions.
The Bank's major competitors in Columbia and Luzerne counties are:

     (Bullet)  First Columbia Bank & Trust Co. of Bloomsburg
     (Bullet)  PNC Bank, N.A.
     (Bullet) Columbia County Farmers National Bank of Bloomsburg (Bullet) M & T Bank
     (Bullet)  FNB Bank of Danville, and
     (Bullet)  First National Trust Bank of Sunbury

In the county of Montour, credit unions are our major competitors along with Northern Central Bank, FNB Bank of Danville and Omega Bank. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

     Concentration
     _____________

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


ITEM 2.   DESCRIPTION OF PROPERTIES

         The Corporation owns no property other than through its subsidiary. These are:



                              Type of      Square
Location                     Ownership    Footage       Use
________                        _________     _______   ___

Columbia County, PA

111 W. Front Street,
Berwick                      Owned        12,500        Administrative
                                                        office, banking and
                                                        trust services.

105 Market Street            Leased       4,000         computer/
(second floor)               Annual                     accounting
                             Rental                     department.
                             $32,137


2nd & Market Streets,        Owned        Land Area     No buildings,
Berwick                                   1.45 Acres    held for possible
                                                        expansion
                                                        Present use,
                                                        parking.


701 Freas Avenue,
Berwick                      Owned        3,744         Banking services.


50 Briar Creek Plaza         Leased       500           Banking services.
                             Annual
                             Rental
                             $30,000







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

ITEM 3.   LEGAL PROCEEDINGS

     The Corporation and/or the Bank are defendants in various legal proceedings arising in the ordinary course of their business.
However, in the opinion of management of the Corporation and the Bank, there are no proceedings pending to which the Corporation and the Bank is a party or to which their property is subject, which, if determined adversely to the Corporation and the Bank, would be material in relation to the Corporation's and Bank's individual profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Corporation and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities or others.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.




                                Part II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Corporation's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "FKYS". The following table sets forth:

     (Bullet) the quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported to the management of the Corporation and
     (Bullet) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1998.

The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission, and may not necessarily reflect actual transactions.




                                 Stock Prices              Dividends
                               High         Low            Declared
1998:
First quarter                  $30.25       $19.08         $.14
Second quarter                 $32.50       $29.50         $.14
Third quarter                  $36.13       $32.00         $.14
Fourth quarter                 $34.38       $32.50         $.17


1999:
First quarter                  $33.50       $20.00         $.17
Second quarter                 $30.25       $28.50         $.17
Third quarter                  $29.00       $26.25         $.17
Fourth quarter                 $26.25       $20.25         $.19



     As of December 31, 1999, the Corporation had approximately 547 shareholders of record.

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

     Dividend Restrictions on the Bank
     _________________________________

     The OCC rules govern the payment of dividends by national banks. Consequently, the Bank, which is subject to these rules, may not pay dividends from capital (unimpaired common and preferred stock outstanding) but only from retained earnings after deducting losses and bad debts therefrom. To the extent that (1) the Bank has capital surplus in an amount in excess of common capital and (2) the Bank can prove that such surplus resulted from prior period earnings, the Bank, upon approval of the OCC, may transfer earned surplus to retained earnings and thereby increase its dividend capacity.

     The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C. Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice. As of December 31, 1999, there was $3,320,652 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.

     Dividend Restrictions on the Corporation
     ________________________________________

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


ITEM 6.   SELECTED FINANCIAL DATA

     The information under the caption "Summary of Selected Financial Data" appearing on page 2 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which page is included in Exhibit 11 hereto, is incorporated in its entirety by reference in response to this Item 6.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 27 through 42 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which pages are included in Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 7.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information under the caption "Quantitative and Qualitative Disclosure about Market Risk" appearing on page 38 through 40 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which pages are included in Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 7A.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Corporation's Consolidated Financial Statements and notes thereto appearing on pages 4 through 24 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Information As To Nominees and Directors," "Section 16(A) Beneficial Ownership Reporting Compliance," "Principal Officers of the Corporation," and "Principal Officers of the Bank" appearing on pages 7, 8, 9, 16, and 17, respectively in the Corporation's Definitive Proxy Statement, filed at
Exhibit 99 hereto, are incorporated in their entirety by reference in response to this Item 10.


ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" appearing on pages 11 through 14 of the Corporation's Definitive Proxy Statement, filed as Exhibit 99 hereto, is incorporated in its entirety by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information under the caption "Principal Beneficial Owners of the Corporation's Stock" appearing on pages 3 through 6 of the Corporation's Definitive Proxy Statement, filed as Exhibit 99 hereto, is incorporated in its entirety by reference in response to this Item 12.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions" appearing on page 15 of the Corporation's
Definitive Proxy Statement, filed as Exhibit 99 hereto, is incorporated in its entirety by reference in response to this Item 13.



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

     (b) The Corporation filed no reports on Form 8-K during the last quarter of the year ended December 31, 1999.

     (c)  Exhibits required by Item 601 of Regulation S:

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

4 Articles of Incorporation, as amended, and By-Laws, as amended (Incorporated by reference to
                                   Exhibit 3(i) to the Registrant's
                                   Annual Report on Form 10-KSB for
                                   the year ended December 31, 1996).

9                                  None.


Exhibit Number Referred to
Item 601 of Regulation S-K         Description of Exhibit

11                                 Computation of Earnings Per Share
                                   incorporated by reference to
                                   Exhibit 11 to the Registrant's
                                   Annual Report on Form 10-K for the
                                   year ended December 31, 1999.

12 Statement of Computation of Ratios (See the information appearing on page 2 of Registrant's Summary of Selected Financial Data, which page is included in Exhibit 11 and pages 27 and 37 of Registrant's 1999 Annual Report, which pages are included in Exhibit 13.)

13                                 Excerpt from Annual Report to
                                   Shareholders for Fiscal Year Ended
                                   December 31, 1999.

21 List of Subsidiaries of the Corporation (Incorporated by reference to Exhibit 22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

23                                 Consent of Independent Auditors.

27                                 Financial Data Schedule.

99 Definitive Proxy Statement, Notice of Annual Meeting and Form of Proxy for the Annual Meeting of Shareholders to be held April 18, 2000.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST KEYSTONE CORPORATION
   (Registrant)


By:          /s/ J. Gerald Bazewicz
        J. Gerald Bazewicz
        President and Chief Executive Officer

Date:   March 28, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:          /s/ John L. Coates
        John L. Coates
        Secretary and Director

Date:   March 28, 2000



By:          /s/ J. Gerald Bazewicz
        J. Gerald Bazewicz
        President, Chief Executive
        Officer and Director
        (Chief Executive Officer
            and Principal Financial Officer)

Date:   March 28, 2000

By:          /s/ John E. Arndt
        John E. Arndt
        Director

Date:   March 28, 2000



By:          /s/ Budd L. Beyer
        Budd L. Beyer
        Director

Date:   March 28, 2000



By:          /s/ Robert E. Bull
        Robert E. Bull
        Chairman of the Board
           and Director

Date:   March 28, 2000



By:          /s/ Dudley P. Cooley
        Dudley P. Cooley
        Director

Date:   March 28, 2000



By:          /s/ Frederick E. Crispin, Jr.
        Frederick E. Crispin, Jr.
        Director

Date:   March 28, 2000



By:          /s/ Jerome F. Fabian
        Jerome F. Fabian
        Director

Date:   March 28, 2000

By:
        Stanley E. Oberrender
        Director

Date:



By:          /s/ David R. Saracino
        David R. Saracino
        Treasurer and Assistant Secretary
        (Principal Accounting Officer)

Date:   March 28, 2000



By:          /s/ Robert J. Wise
        Robert J. Wise
        Vice Chairman of the Board
           and Director

Date:   March 28, 2000