Form 10-Q
period 2000-03-31
FIRST KEYSTONE CORP
filed 2000-05-12
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

Common Stock, $2 Par Value, 2,833,727 shares as of March 31, 2000.

                    PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements



               FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


(Amounts in thousands, except per share data)

                                                   March       December
                                                  2000           1999
ASSETS
Cash and due from banks                               $6,746         $6,884
Interest bearing deposits with banks                      28             80
Available-for-sale securities carried
  at estimated fair value                            125,072        123,468
Investment securities, held-to-maturity
  securities, estimated fair value
  of $10,469 and $11,335                              10,698         11,563
Loans, net of unearned income                        188,264        185,231
Allowance for loan losses                             (2,600)        (2,600)
                                                    ________       ________
Net loans                                           $185,664       $182,631
Bank premises and equipment                            3,833          3,881
Other real estate owned                                   69             85
Accrued interest receivable                            2,261          2,239
Other assets                                           2,501          2,685
                                                    ________       ________
  Total Assets                                      $336,872       $333,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                              $ 20,842       $ 20,919
  Interest bearing                                   234,425        223,761
  Total deposits                                     255,267        244,680

Short-term borrowings                                 28,016         31,594
Long-term borrowings                                  21,000         26,000
Accrued expenses and other liabilities                 2,017          1,884
                                                    ________       ________
  Total Liabilities                                  306,300        304,158

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                   5,867          5,867
Surplus                                                9,761          9,761
Retained earnings                                     20,905         20,285
Accumulated other comprehensive
  income (loss)                                       (2,865)        (3,459)
Less treasury stock at cost 100,000
  shares in 2000 and 1999                             (3,096)        (3,096)
                                                    ________       ________

  Total Stockholders' Equity                          30,572         29,358
                                                    ________       ________
   Total Liabilities and
     Stockholders' Equity                           $336,872       $333,516



See Accompanying Notes to Consolidated Financial Statements



               FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED March 31, 2000 AND 1999
                              (Unaudited)


(Amounts in thousands except per share data)

                                                2000             1999
INTEREST INCOME
Interest and fees on loans                        $   3,834       $   3,437
Interest and dividend income on
  securities                                          2,209           1,946
Interest on deposits in banks                             1              52
                                                  _________       _________
  Total Interest Income                           $   6,044       $   5,435

INTEREST EXPENSE
Interest on deposits                              $   2,549       $   2,376
Interest on short-term borrowings                       325             183
Interest on long-term borrowings                        344             186
                                                  _________       _________
  Total Interest Expense                          $   3,218       $   2,745

Net interest income                               $   2,826       $   2,690
Provision for loan losses                                75              75
                                                  _________       _________
Net Interest Income After
  Provision for Loan Losses                       $   2,751       $   2,615

OTHER INCOME
Service charges on deposit accounts               $     210       $     196
Other non-interest income                               142             144
Investment securities gains
  (losses) net                                            3              24
                                                  _________       _________
  Total Other Income                              $     355       $     364

OTHER EXPENSES
Salaries and employee benefits                    $     967       $     800
Net occupancy and fixed asset
  expense                                               244             247
Other non-interest expense                              535             444
                                                  _________       _________
  Total Other Expenses                            $   1,746       $   1,491

Income before income taxes                        $   1,360       $   1,488
Applicable income tax (benefit)                         202             265
                                                  _________       _________
Net Income                                        $   1,158       $   1,223

PER SHARE DATA
  Net Income                                      $     .41       $     .42
  Cash Dividends                                        .19             .17
  Weighted Average Shares
    Outstanding                                   2,833,727       2,891,128


See Accompanying Notes to Consolidated Financial Statements





               FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED March 31, 2000 AND 1999
                              (Unaudited)


(Amounts in thousands)
                                                  2000          1999
OPERATING ACTIVITIES
Net income                                            $1,158         $1,223
Adjustments to reconcile net income
  to net cash provided (used)
  by operating activities:
  Provision for loan losses                               75             75
  Provision for depreciation and
    amortization                                         100            100
  Premium amortization on investment
    securities                                            23             83
  Discount accretion on investment
    securities                                          (151)           (39)
  Gain on sale of mortgage loans                          (1)            (1)
  Proceeds from sale of mortgage loans                   605             31
  Originations of mortgage loans for
    resale                                              (926)        (2,040)
  (Gain) loss on sales of investment
    securities                                            (3)           (24)
  (Gain) loss on sale of other real
    estate owned                                          (1)             0
  Deferred income tax (benefit)                          (17)            (8)
  (Increase) decrease in interest
    receivable and other assets                         (100)                         (389)
  Increase (decrease) in interest
    payable, accrued expenses
    and other liabilities                                133             33
                                                       _____          _____
  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                                $895          $(956)

INVESTING ACTIVITIES
  Purchases of investment securities
    available-for-sale                              $(14,081)      $(25,585)
  Proceeds from sales of investment
    securities available-for-sale                     11,919         14,705
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                        821          4,501
  Proceeds from maturities and
    redemption ofinvestment
    securities held-to-maturity                        1,607            819
  Net (increase) decrease in loans                    (2,856)        (7,153)
  Purchase of premises and equipment                     (52)
                                                         (94)
  Proceeds from sale of other
    real estate owned                                     86              0
                                                     _______       ________
  NET CASH (USED) BY INVESTING
    ACTIVITIES                                       $(2,556)      $(12,807)

FINANCING ACTIVITIES
  Net increase (decrease) in
  deposits                                           $10,587       $ (3,610)
  Net increase (decrease) in
    short-term borrowings                             (3,578)        29,145
  Net increase (decrease)in
    long-term borrowings                              (5,000)             0
  Acquisition of treasury stock                            0           (652)

  Cash dividends                                        (538)          (489)
                                                     _______        _______
  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                       $ 1,471        $24,394

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                             $  (190)       $10,631
CASH AND CASH EQUIVALENTS, BEGINNING                   6,964          7,055
                                                     _______        _______
CASH AND CASH EQUIVALENTS, ENDING                    $ 6,774        $17,686

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
  Cash paid during period for
    Interest                                         $ 3,218        $ 2,743
    Income Taxes                                           0             19


See Accompanying Notes to Consolidated Financial Statements


               FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000
                              (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies of First Keystone Corporation and Subsidiary (the "Corporation") are in accordance with generally accepted accounting principles and conform to common practices within the banking industry. The more significant policies follow:

Principles of Consolidation
     The consolidated financial statements include the accounts of First Keystone Corporation and its wholly-owned Subsidiary, The First National Bank of Berwick (the "Bank"). All significant inter-company balances and transactions have been eliminated in consolidation.

Nature of Operations
     The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has nine full service offices and 12 ATMs located in Columbia, Luzerne and Montour Counties. The Corporation and its subsidiary must also adhere to certain federal banking laws and regulations and are subject to periodic examinations made by various federal agencies.
     The Corporation has a commercial banking operation and trust department as its major lines of business. The commercial banking operation includes a commercial services and retail services area and has historically constituted over 90% of the Corporation's revenue and profit and is the only reportable segment. Commercial services includes lending and related financial services to small and medium sized corporations and other business entities. The retail services includes sales and distribution (direct lending, deposit gathering, and retail mortgage lending) primarily to individuals. The trust department includes investment management, estate planning, employee benefit administration, and personal trust services which produce fee based income. The business units are identified by the products or services offered by the business unit and the channel through which the product or service is delivered. The accounting policies of the individual business units are the same as those of the Corporation.

Use of Estimates
     The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

Investment Securities
     The Corporation classifies its investment securities as either "Held-to-Maturity" or "Available-for-Sale" at the time of purchase. Debt securities are classified as held-to-maturity when the Corporation has the ability and positive intent to hold the securities to maturity. Investment securities Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity.
     Debt securities not classified as Held-to-Maturity and equity securities are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as other comprehensive income as a component of Stockholders' Equity. Management's decision to sell available-for-sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

     The cost of debt securities classified as Held-to-Maturity or Available-for-Sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends is included in interest income from investments. Realized gains and losses are included in net investment securities gains. The cost of investment securities sold, redeemed or matured is based on the specific identification method.

Loans
     Loans are stated at their outstanding unpaid principal balances, net of deferred fees or costs, unearned income and the allowance for loan losses. Interest on installment loans is recognized as income over the term of each loan, generally, by the "actuarial method". Interest on all other loans is primarily recognized based upon the principal amount outstanding. Loan origination fees and certain direct loan origination costs have been deferred with the net amount amortized using the interest method over the contractual life of the related loans as an interest yield adjustment.
     Mortgage loans held for resale are carried at the lower of cost or market on an aggregate basis. These loans are sold without recourse to the Corporation.

Non-Accrual Loans - Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non-accrual loans may continue to perform, that is, payments are still being received. Generally, the payments are applied to principal.
These loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgement as to collectibility of principal.

Allowance for Loan Losses - The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance.
     A principal factor in estimating the allowance for loan losses is the measurement of impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under current accounting standards, the allowance for loan losses related to impaired loans is based on discounted cash flows using the effective interest rate of the loan or the fair value of the collateral for certain collateral dependent loans.
     The allowance for loan losses is maintained at a level estimated by management to be adequate to absorb potential loan losses. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Premises and Equipment
     Premises and equipment are stated at cost less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets. Maintenance and minor repairs are charged to operations as incurred. The cost and accumulated depreciation of the premises and equipment retired or sold are eliminated from the property accounts at the time of retirement or sale, and the resulting gain or loss is reflected in current operations.

Mortgage Servicing Rights
     The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation retains the right to service certain loans. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The unamortized cost is included in other assets in the accompanying consolidated balance sheet. The servicing rights are periodically evaluated for impairment based on their relative fair value.

Other Real Estate Owned
     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense.

Income Taxes
     The provision for income taxes is based on the results of operations, adjusted primarily for tax-exempt income. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement and income tax bases of assets and liabilities measured by using the enacted tax rates and laws expected to be in effect when the timing differences are expected to reverse. Deferred tax expense or benefit is based on the difference between deferred tax asset or liability from period to period.

Per Share Data
     Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires dual presentation of basic and fully diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Fully diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation's dilutive securities are limited to stock options which currently have no effect on earnings per share since the market price per share historically has not been greater than the lowest stock option exercise price.
     Per share data has been adjusted retroactively for stock splits and stock dividends.

Cash Flow Information
     For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and due from other banks and interest bearing deposits in other banks. The Corporation considers cash classified as interest bearing deposits with other banks as a cash equivalent since they are represented by cash accounts essentially on a demand basis.

Trust Assets and Income
     Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Trust Department income is recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

New Accounting Standards
     Statement of Financial Accounting Standards (SFAS) No. 133 (as amended by SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities", becomes effective for financial reporting periods beginning after June 15, 2000. SFAS 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other instruments and contracts. Since the Corporation does not enter into transactions involving derivatives described in the standard and does not engage in hedging activities, the standard is not expected to have a significant impact on the Corporation's consolidated financial condition or results of operations.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES


     Changes in the allowance for loan losses for the periods ended
March 31, 2000, and March 31, 1999, were as follows:


(amounts in thousands)
                                               2000          1999
Balance, January 1                               $2,600        $2,421
Provision charged to operations                      75            75
Loans charged off                                   (79)          (34)
Recoveries                                            4             5
                                                               ______   ______
Balance, March 31                                $2,600        $2,467



     At March 31, 2000, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $53,051. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.
     At March 31, 2000, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.


NOTE 3.  SHORT-TERM BORROWINGS

     Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand.


NOTE 4.  LONG-TERM BORROWINGS

     Long-term borrowings are comprised of advances from the Federal Home Loan Bank (FHLB). Under terms of a blanket agreement, collateral for the loans are secured by certain qualifying assets of the Corporation's banking subsidiary which consist principally of first mortgage loans.


NOTE 5.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
         CONCENTRATIONS OF CREDIT RISK

     The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation does not engage in trading activities with respect to any of its financial instruments with off-balance sheet risk.
     The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.
     The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2000, and December 31, 1999, were as follows:

(amounts in thousands)
                                               March 31,    December 31,
                                                2000           1999
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                     $12,746        $17,348
  Standby letters of credit                        $   629        $   633



     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
     Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation may hold collateral to support standby letters of credit for which collateral is deemed necessary.
     The Corporation grants commercial, agribusiness and residential loans to customers within the state. It is management's opinion that the loan portfolio was balanced and diversified at March 31, 2000, to the extent necessary to avoid any significant concentration of credit risk.


NOTE 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended March 31, 2000, were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock        Surplus
                                         _______        ______        ______
Balance at January 1, 2000                2,933,727        $5,867       $9,761

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
  Total Comprehensive
     income (loss)
Cash dividends -
   $.19 per share                         _________        ______       ______

Balance at March 31, 2000                 2,933,727        $5,867       $9,761



(Amounts in thousands except Common Shares data)



                                     Compre-                    Accumulated
                                     hensive                       Other
                                     Income         Retained   Comprehensive
                                     (Loss)         Earnings   Income (Loss)
                                     ______        _______      ___________

Balance at January 1, 2000                           $20,285       $(3,459)

Comprehensive Income:
  Net Income                           $1,158          1,158
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                               594                          594
                                       ______
  Total Comprehensive
     income (loss)                     $1,752
Cash dividends -
   $.19 per share                                       (538)
                                                     _______       _______

Balance at March 31, 2000                            $20,905       $(2,865)



(Amounts in thousands except Common Shares data)


                                                Treasury
                                                  Stock         Total
                                                 ______         _____

Balance at January 1, 2000                        $(3,096)       $29,358

Comprehensive Income:
  Net Income                                                       1,158
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                          594
  Total Comprehensive
     income (loss)
Cash dividends -
   $.19 per share                                                   (538)
                                                  _______        _______

Balance at March 31, 2000                         $(3,096)       $30,572


NOTE 7. MANAGEMENT'S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDED WITH FORM 10Q FILING

     In management's opinion, the consolidated interim financial statements reflect fair presentation of the consolidated financial position of First Keystone Corporation and Subsidiary, and the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim period presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature.

     The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by generally accepted accounting principles applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 1999, filed with the Securities and Exchange Commission.


NOTE 8. AMENDMENT OF RULE 10-01 OF REGULATION S-X REQUIRING REVIEWED QUARTERLY FINANCIAL STATEMENTS

     In accordance with the new amendment effective for the period ended March 31, 2000, the accompanying consolidated financial statements have been reviewed by Independent Certified Public Accountants whose report is being submitted as an integral part of this Form 10Q filing.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of March 31, 2000, and the related consolidated statements of income and cash flows for the three-month period then ended. These consolidated financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the March 31, 2000, financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying balance sheet of First Keystone Corporation and Subsidiary for the year ended December 31, 1999, was audited by us as part of our audit of the financial statements for the year ended December 31, 1999, taken as a whole and we expressed an unqualified opinion on them in our report dated January 10, 2000, but we have not performed any auditing procedures since that date.

The accompanying statements of income and cash flows of First Keystone Corporation and Subsidiary for the three-month period ended March 31, 2000, were not audited by us and, accordingly, we do not express an opinion on them.







/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP




Kingston, Pennsylvania
May 2, 2000

Item 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and Results of Operation as of March 31, 2000


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the first quarter of 2000 of $1,158,000, a decrease of $65,000, or 5.3% over the first quarter of 1999. The decrease in net income for the first quarter of 2000 was a result of a tightening in net interest income, a slight decrease in total other income, and an increase in total other expense. Other expenses, non-interest expenses, increased 17.1% in the first quarter of 2000 over 1999 primarily because of expenses relating to our ninth full service office opening in the fourth quarter of 1999. On a per share basis, net income per share decreased to $.41 for the first three months of 2000 compared to $.42 for the first three months of 1999, while dividends increased to $.19 per share up from $.17 in 1999, or an increase of 11.8%.

     Year-to-date net income annualized amounts to a return on average common equity of 15.83% and a return on assets of 1.40%. For the three months ended March 31, 1999, these measures were 14.34% and 1.57%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2000, net interest income increased slightly because of our tightening net interest margin. In the first quarter of 2000, interest income amounted to $6,044,000, an increase of $609,000 or 11.2% over the first quarter of 1999, while interest expense amounted to $3,218,000 in the first quarter of 2000, an increase of $473,000, or 17.2% over the first quarter of 1999. Accordingly, net interest income was $2,826,000 in the first quarter of 2000, an increase of $136,000, or 5.1% over the first quarter of 1999.

     Our net interest margin for the quarter ended March 31, 2000, was 3.96% compared to 4.06% for the quarter ended March 31, 1999.


PROVISION FOR LOAN LOSSES


     The provision for loan losses for the quarter ended March 31, 2000, was $75,000, equal to the $75,000 provision for the first quarter of 1999. Net charge-offs totaled $75,000 for the three months ended March 31, 2000, as compared to $29,000 for the first three months of 1999. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.38% as of March 31, 2000, as compared to 1.45% as of March 31, 1999.



NON-INTEREST INCOME

     Total non-interest income or other income was $355,000 for the quarter ended March 31, 2000, as compared to $364,000 for the quarter ended March 31, 1999, a decrease of $9,000, or 2.5%. Excluding investment security gains and losses, non-interest income was $352,000 for the first quarter of 2000, an increase of $12,000 over the first
quarter of 1999.   An increase in service charges on deposit accounts,
was the primary reason for the increase in non-interest income.

NON-INTEREST EXPENSES

     Total non-interest expenses, or other expenses, was $1,746,000 for the quarter ended March 31, 2000, as compared to $1,491,000 for the quarter ended March 31, 1999. The increase of $255,000 is comprised of salary and benefits increasing $167,000, occupancy expense decreasing $3,000, and other non-interest expense increasing $91,000. The increase in non-interest expenses was primarily the result of increased personnel expenses and overhead expenses associated with the opening in the fourth quarter of 1999 of our ninth full service office.

     Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses. Salaries and benefits amount to 55.4% of total other non-interest expense for the three months ended March 31, 2000, as compared to 53.7% for the first three months of 1999. Other non-interest expenses amounted to $535,000 for the three months ended
March 31, 2000, an increase of $91,000, or 20.5% over the first three months of 1999. Even though our non-interest expenses increased in the first quarter somewhat more than historic averages, our overall non-interest expense of approximately 2% of average assets on an annualized basis, places us among the leaders of our peer financial institutions at controlling total non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 14.9% for the first quarter of
2000 as compared to 17.8% for the first quarter of 1999.   The
decrease in our effective tax rate in the first quarter of 2000 was due primarily to increased purchases of municipal (tax-free investments) securities at relatively attractive interest rates.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $336,872,000 as of March 31, 2000, an increase of $3,356,000, or 1.0% over year-end 1999. Total deposits increased to $255,267,000 as of March 31, 2000, an increase of $10,587,000, or 4.3% over year-end 1999.

     The Corporation was able to reduce borrowed funds with the increase in total deposits. Short-term borrowings decreased by $3,578,000 to $28,016,000 as of March 31, 2000, and long-term borrowings decreased by $5,000,000 to $21,000,000 as of March 31, 2000.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $188,264,000 as of March 31, 2000, up $3,033,000, or 1.6%
since year-end 1999. The loan portfolio continues to be well diversified and overall asset quality remains strong with past-dues remaining stable and non-performing assets down from year-end 1999.

     Our investment portfolio remained stable in size from December 31, 1999, to March 31, 2000. Held-to-maturity securities amounted to $10,698,000 as of March 31, 2000, a decrease of $865,000 from December 31, 1999. However, available-for-sale securities amounted to $125,072,000 as of March 31, 2000, an increase of

$1,604,000 from year-end 1999. Interest bearing deposits with banks decreased to $28,000,000 as of March 31, 2000, compared to $80,000 as of December 31, 1999.


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


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual and restructured loans, other real estate and foreclosed assets, together with loans past-due 90 days or more and still accruing. As of March 31, 2000, total non-performing assets were $693,000 as compared to $750,000 on December 31, 1999. Non-performing assets to total loans and foreclosed assets was .37% as of March 31, 2000, and .40% as of December 31, 1999.

     Interest income received on non-performing loans as of March 31, 2000, was $225 compared to $6,380 as of December 31, 1999. Interest income, which would have been recorded on these loans under the original terms as of March 31, 2000, and December 31, 1999, were $14,567 and $68,569, respectively. As of March 31, 2000 and December 31, 1999, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased $10,587,000 as non-interest bearing deposits decreased by $77,000 and interest bearing deposits increased by $10,664,000 as of March 31, 2000, from year-end 1999. Total short-term and long-term borrowings decreased by $8,578,000 from year-end 1999.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, net unrealized losses on investment securities available-for-sale decreased shareholders' equity, or capital, net of taxes by $2,865,000 as of March 31, 2000, and $3,459,000 as of December 31, 1999. Our stock repurchase plan has been completed with 100,000 shares being repurchased as of March 31, 2000 and December 31, 1999. This had an effect of our reducing our total stockholders' equity by $3,096,000 as of both March 31, 2000 and December 31, 1999.

     Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2000, our leverage ratio was 10.10% as compared to 10.02% as of December 31, 1999. In addition, Tier 1 risk based capital and total risk based capital ratio as of March 31, 2000, were 16.55% and 17.90%, respectively. The same ratios as of December 31, 1999, were 16.43% and 17.85%, respectively.


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


YEAR 2000 COMPLIANCE

     During 1999, management completed the process of preparing its computer systems and applications for the Year 2000. The process involves identifying and remediating date recognition problems in computer systems and software and other operating equipment that could be caused by the date change from December 31, 1999, to January 1, 2000. In addition, the process involved working with third parties to address their year 2000 issues and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, First Keystone Corporation has successfully managed the transition into the Year 2000.

     Unanticipated problems associated with non-compliance by third parties and disruptions to the economy in general resulting from Year 2000 issues could still have a negative impact on First Keystone Corporation. Management will continue to monitor all business processes, including interaction with customers, vendors, and other third parties throughout 2000 to address any issues and insure all processes and systems continue to function properly.

     Through 1999, the Corporation estimates that its total Year 2000 project cost did not exceed $100,000. The expenses for maintenance or modification of software associated with the Year 2000 were expensed as incurred. The costs of new software were capitalized and amortized over the software's useful life. The aforementioned Year 2000 project cost may change as the Corporation progresses through 2000. Some additional project costs are expected to be incurred in 2000 for ongoing monitoring and support activities. These costs will be expensed as incurred and are estimated not to exceed $25,000.

     Management believes it has an effective plan in place to address the Year 2000 issues in a timely manner and, thus far, activities have tracked in accordance with the original plan.

                      PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings

          None.


     Item 2.     Changes in Securities

          None.


     Item 3.     Defaults Upon Senior Securities

          None.


     Item 4.     Submission of Matters to a Vote of Security Holders

           Annual Meeting of Shareholders of First Keystone
           Corporation held on Tuesday, April 18, 2000, at 10:00 a.m.



                                                     Votes        Votes
Directors Elected                  Votes For        Against      Withheld
Budd L. Beyer                  2,404,890        4,268           0
Frederick E. Crispin, Jr.      2,404,890        4,268           0
Jerome F. Fabian               2,406,188        2,970           0
Robert J. Wise                 2,405,140        4,018           0


                                                Broker
Directors Elected              Abstentions      Non-Votes
Budd L. Beyer                  0                0
Frederick E. Crispin, Jr.      0                0
Jerome F. Fabian               0                0
Robert J. Wise0                0                0



Directors Continuing:

John E. Arndt, term expires in 2001
J. Gerald Bazewicz, term expires in 2001
Robert E. Bull, term expires in 2001
John L. Coates, term expires in 2002
Dudley P. Cooley, term expires in 2002
Stanley E. Oberrender, term expires in 2002

Matters Voted Upon:

Selection of J. H. Williams & Co. LLP, as auditors for the
Corporation.
Votes For -  2,406,872
Votes Against -  1,204
Votes Withheld -  0
Abstentions -  1,082
Broker Non-Votes -  0


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


                              FIRST KEYSTONE CORPORATION
                              Registrant


May 11, 2000                  /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



May 11, 2000                  /s/ David R. Saracino
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

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