Form 10-K/A
period 1999-12-31
FIRST KEYSTONE CORP
filed 2000-06-09
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K/A

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

                      FIRST KEYSTONE CORPORATION
                              FORM 10-K/A

                           Table of Contents

Part II                                               Page

Item 8.   Financial Statements and
          Supplementary Data                            1


Part IV

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K            1
          Signatures                                    3
          Exhibit 13                                    4

                                Part II


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Corporation's Consolidated Financial Statements and notes thereto appearing on pages 4 through 25 of the Corporation's Annual Report to Shareholders for the year ended December 31, 1999, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.



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

Date:   June 9, 2000