Form 10-Q
period 2000-06-30
FIRST KEYSTONE CORP
filed 2000-08-14
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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

Common Stock, $2 Par Value, 2,833,727 shares as of June 30, 2000.

                    PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                      FIRST KEYSTONE CORPORATION
                            BALANCE SHEETS
                              (Unaudited)


(Amounts in thousands, except per share data)

                                                  June         December
                                                  2000           1999
ASSETS
Cash and due from banks                              $10,016         $6,884
Interest bearing deposits with banks                     114             80
Available-for-sale securities carried
  at estimated fair value                            138,745        123,468
Investment securities, held to maturity
  securities, estimated fair value
  of $9,060 and $11,335                                9,285         11,563
Loans, net of unearned income                        188,837        185,231
Allowance for loan losses                             (2,607)        (2,600)
                                                    ________       ________
Net loans                                           $186,230       $182,631
                                                    ________       ________
Bank premises and equipment                            3,744          3,881
Other real estate owned                                   13             85
Interest receivable                                    2,279          2,239
Other assets                                           2,441          2,685
                                                    ________       ________
  Total Assets                                      $352,867       $333,516

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
  Non-interest bearing                              $ 22,706       $ 20,919
  Interest bearing                                   248,524        223,761
                                                    ________       ________
  Total deposits                                     271,230        244,680
Short-term borrowings                                 20,046         31,594
Long-term borrowings                                  28,250         26,000
Accrued expenses and other liabilities                 1,977          1,884
                                                    ________       ________

  Total Liabilities                                 $321,503       $304,158

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  5,867       $  5,867
Surplus                                                9,761          9,761
Retained earnings                                     21,689         20,285
Accumulated other comprehensive
  income (loss)                                       (2,857)        (3,459)
Treasury stock at cost 100,000
  shares in 2000 and 100,000 in 1999                  (3,096)        (3,096)
                                                   _________       ________

  Total Stockholders' Equity                          31,364         29,358
                                                    ________       ________

   Total Liabilities and
     Stockholders' Equity                           $352,867       $333,516


See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
                         STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                              (Unaudited)


(Amounts in thousands except per share data)

                                                  2000          1999
INTEREST INCOME
Interest and fees on loans                        $   3,944       $   3,585
Interest and dividend income on
  securities                                          2,293           2,079
Interest on deposits in banks                             2             101
                                                  _________       _________
  Total Interest Income                           $   6,239       $   5,765

INTEREST EXPENSE
Interest on deposits                              $   2,710       $   2,350
Interest on short-term borrowings                       312             411
Interest on long-term borrowings                        319             233
                                                  _________       _________
  Total Interest Expense                          $   3,341       $   2,994

Net interest income                               $   2,898       $   2,771
Provision for loan losses                                85             100
                                                  _________       _________
Net Interest Income After
  Provision for Loan Losses                       $   2,813       $   2,671

OTHER INCOME
Service charges on deposit accounts               $     245       $     222
Other non-interest income                               157             184
Investment securities gains
  (losses) net                                           50              72
                                                  _________       _________
  Total Other Income                              $     452       $     478

OTHER EXPENSES
Salaries and employee benefits                    $     928       $     817
Net occupancy and fixed asset
  expense                                               241             236
Other non-interest expense                              493             464
                                                  _________       _________
   Total Other Expenses                           $   1,662       $   1,517

Income before income taxes                        $   1,603       $   1,632
Applicable income tax (benefit)                         280             332
                                                  _________       _________
Net Income                                        $   1,323       $   1,300

PER SHARE DATA
  Net Income                                      $     .47       $     .45
  Cash Dividends                                        .19             .17
  Weighted Average Shares
    Outstanding                                   2,833,727       2,883,826


See Accompanying Notes to Financial Statements




                      FIRST KEYSTONE CORPORATION
                         STATEMENTS OF INCOME
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                              (Unaudited)


(Amounts in thousands except per share data)

                                                  2000          1999
INTEREST INCOME
Interest and fees on loans                         $   7,778      $   7,022
Interest and dividend income on
  securities                                           4,502          4,025
Interest on deposits in banks                              3            153
                                                   _________      _________
  Total Interest Income                            $  12,283      $  11,200

INTEREST EXPENSE
Interest on deposits                               $   5,259      $   4,726
Interest on short-term borrowings                        637            594
Interest on long-term borrowings                         663            419
                                                   _________      _________
  Total Interest Expense                           $   6,559      $   5,739

Net interest income                                $   5,724      $   5,461
Provision for loan losses                                160            175
                                                   _________      _________
Net Interest Income After Provision
  for Loan Losses                                  $   5,564      $   5,286

OTHER INCOME
Service charges on deposit accounts                $     455      $     418
Other non-interest income                                299            328
Investment securities gains (losses)
  net                                                     53             96
                                                   _________      _________
  Total Other Income                               $     807      $     842

OTHER EXPENSES
Salaries and employee benefits                     $   1,895      $   1,617
Net occupancy and fixed asset expense                    485            483
Other non-interest expense                             1,028            908
                                                   _________      _________
  Total Other Expenses                             $   3,408      $   3,008

Income before income taxes                         $   2,963      $   3,120
Applicable income tax (benefit)                          482            597
                                                   _________      _________
Net Income                                         $   2,481      $   2,523

PER SHARE DATA
  Net Income                                       $     .88      $     .87
  Cash Dividends                                         .38            .34
  Weighted Average Shares Outstanding              2,833,727      2,883,826


See Accompanying Notes to Financial Statements




                      FIRST KEYSTONE CORPORATION
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                              (Unaudited)


(Amounts in thousands)
                                                  2000          1999
OPERATING ACTIVITIES
Net income                                          $  2,481       $  2,523
Adjustments to reconcile net income
  to net cash provided by operating
    activities:
  Provision or loan losses                               160            175
  Provision for depreciation and
    amortization                                         205            200
  Premium amortization on investment
    securities                                            53            140
  Discount accretion on investment
    securities                                          (365)           (85)
  Gain on sale of mortgage loans                         (11)            (1)
  Proceeds from sale of mortgage loans                 1,374          2,627
  Originations of mortgage loans for
    resale                                            (1,594)        (4,121)
  (Gain) loss on sales of investment
    securities                                           (53)           (96)
  (Gain) loss on sales of other real
    estate owned                                          36              0
  Deferred income tax (benefit)                          (41)             2
  (Increase) decrease in interest
    receivable and other assets                          (27)          (407)
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                                     93             70
                                                    ________       ________
  Net Cash Provided by Operating
    Activities                                      $  2,311       $  1,027

INVESTING ACTIVITIES
  Purchases of investment securities
   available for sale                               $(32,653)      $(45,945)
  Proceeds from sales of investment
   securities available for sale                      15,771         19,782
  Proceeds from maturities and
   redemptions of investment securities
   available for sale                                  2,114         10,826
  Proceeds from maturities and redemption
   of investment securities held to
   maturity                                            3,012          1,285
  Net (increase) decrease in loans                    (3,614)       (10,841)
  Purchase of premises and equipment                     (68)          (178)
  Proceeds from sale of other real
   estate owned                                          118              0
                                                    ________       ________
  Net Cash Used by Investing Activities             $(15,320)      $(25,071)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits               $ 26,550       $ (2,293)
  Net increase (decrease) in short-term
    borrowings                                       (11,548)        28,248
  Net increase (decrease)in long-term
    borrowings                                         2,250          4,000
  Acquisition of treasury stock                            0           (770)
  Cash dividends                                      (1,077)          (978)
                                                    ________       ________
  Net Cash Provided by Financing
    Activities                                      $ 16,175       $ 28,207

Increase (Decrease) in Cash and Cash
  Equivalent                                        $  3,166       $  4,163
Cash and Cash Equivalents, Beginning                   6,964          7,055
                                                    ________       ________
Cash and Cash Equivalents, Ending                   $ 10,130       $ 11,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash paid during period for
    Interest                                        $  6,601       $  5,705
    Income Taxes                                         347            569

See Accompanying Notes to Financial Statements


                      FIRST KEYSTONE CORPORATION
              CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             June 30, 2000
                              (Unaudited)


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

Note 2.  ALLOWANCE FOR LOAN LOSSES


     Changes in the allowance for loan losses for the periods ended
June 30, 2000, and June 30, 1999, were as follows:

(amounts in thousands)
                                               2000          1999
Balance, January 1                               $2,600        $2,421
Provision charged to operations                     160           175
Loans charged off                                  (163)         (107)
Recoveries                                           10            13
                                                               ______   ______
Balance, June 30                                 $2,607        $2,502



     At June 30, 2000, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $121,880. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.
     At June 30, 2000, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.


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

     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2000, and December 31, 1999, were as follows:


(amounts in thousands)
                                                  June 30,   December 31,
                                                   2000          1999
Financial instruments whose contract
  amounts represent credit risk:
  Commitments to extend credit                     $13,058        $17,348
  Standby letters of credit                        $ 1,168        $   633



     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
     Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation may hold collateral to support standby letters of credit for which collateral is deemed necessary.
     The Corporation grants commercial, agribusiness and residential loans to customers within the state. It is management's opinion that the loan portfolio was balanced and diversified at June 30, 2000, to the extent necessary to avoid any significant concentration of credit risk.


Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended June 30, 2000, were are follows:


(Amounts in thousands, except common share data)


                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______

Balance at January 1, 2000                2,933,727        $5,867       $9,761

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
  Total Comprehensive
     income (loss)
Cash dividends -
   $.38 per share

                                          _________        ______       ______
Balance at June 30, 2000                  2,933,727        $5,867       $9,761


(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings      Income
                                    ________       ________   _____________

Balance at January 1, 2000                           $20,285       $(3,459)

Comprehensive Income:
  Net Income                            2,481          2,481
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                               602                          602
                                        _____
  Total Comprehensive
     income (loss)                      3,083
Cash dividends -
   $.38 per share                                     (1,077)


Balance at June 30, 2000                             $21,689       $(2,857)


(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                 ______         _____


Balance at January 1, 2000                        $(3,096)       $29,358

Comprehensive Income:
  Net Income                                                       2,481
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                          602
  Total Comprehensive
     income (loss)
Cash dividends -
   $.38 per share                                                 (1,077)

                                                  _______        _______
Balance at June 30, 2000                          $(3,096)       $31,364


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

     The results of operations for the six-month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2000, and the related consolidated statements of income and cash flows for the three and six-month periods then ended. These consolidated financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

Based on our review, we are not aware of any material modifications that should be made to the June 30, 2000, financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying balance sheet of First Keystone Corporation and Subsidiary for the year ended December 31, 1999, was audited by us as part of our audit of the financial statements for the year ended December 31, 1999, taken as a whole and we expressed an unqualified opinion on them in our report dated January 10, 2000, but we have not performed any auditing procedures since that date.

The accompanying statements of income and cash flows of First Keystone Corporation and Subsidiary for the three and six-month periods ended June 30, 1999, were not audited by us and, accordingly, we do not express an opinion on them.






/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP




Kingston, Pennsylvania
July 19, 2000

Item 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and Results of Operation as of June 30, 2000



RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the second quarter of 2000 of $1,323,000, an increase of $23,000, or 1.8% over the second quarter of 1999. Six months net income for the period ended June 30, 2000, amounted to $2,481,000, a decrease of 1.7% from the $2,523,000 net income reported June 30, 1999. The decrease in net income in 2000 was primarily the result of an increase in total other expenses. On a per share basis, net income per share increased to $.88 for the six months of 2000 compared to $.87 for the first six months of 1999, while dividends increased to $.38 per share up from $.34 in 1999, or an increase of 11.8%.

     Year-to-date net income annualized amounts to a return on average common equity of 16.96% and a return on assets of 1.50%. For the six months ended June 30, 1999, these measures were 14.96% and 1.57%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 2000, interest income amounted to $6,239,000, an increase of $474,000 or 8.2% over the second quarter of 1999.
Interest expense amounted to $3,341,000 in the second quarter of 2000, an increase of $347,000, or 11.6% over the second quarter of 1999. Accordingly, net interest income amounted to $2,898,000 in the second quarter of 2000, an increase of $127,000, or 4.6% over the second quarter of 1999. Year-to-date for the six months ended June 30, 2000, total interest income increased $1,083,000, or 9.7% over the first six months of 1999. Total interest expense increased $820,000, or 14.3% for the first six months of 2000 over 1999. This resulted in net interest income increasing $263,000, or 4.8% for the six months ended June 30, 2000, over 1999.

     Our net interest margin for the quarter ended June 30, 2000, was 4.08% compared to 3.86% for the quarter ended June 30, 1999. For the six months ended June 30, 2000, our net interest margin was 4.06% compared to 3.96% for the first six months of 1999.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended June 30, 2000, was $85,000 compared to $100,000 for the second quarter of 1999. Year-to-date, the provision for loan losses amounts to $160,000 in 2000 as compared to the $175,000 provision for the period ended June 30, 1999. Net charge-offs totaled $153,000 for the six months ended June 30, 2000, as compared to $94,000 for the first six months of 1999.

     The allowance for loan losses as a percentage of loans, net of unearned interest remains strong at 1.38% as of June 30, 2000, and 1.40% as of December 31, 1999.

NON-INTEREST INCOME

     Total non-interest or other income was $452,000 for the quarter ended June 30, 2000, as compared to $478,000 for the quarter ended
June 30, 1999. Excluding investment security gains and losses, non-interest income was $402,000 for the second quarter of 2000, as compared to $406,000 in the second quarter of 1999. For the six months ended June 30, 2000, total non-interest income was $807,000, a decrease of $35,000, or 4.2% from the first six months of 1999. A decrease in investment security gains of $43,000 in the first six months of 2000 accounts for the decline in total non-interest or other income.


NON-INTEREST EXPENSES

     Total non-interest, or other expenses, was $1,662,000 for the quarter ended June 30, 2000, as compared to $1,517,000 for the quarter ended June 30, 1999. The increase of $145,000 is comprised of salary and benefits increasing $111,000, occupancy expense increasing $5,000, and other non-interest expense increasing $29,000.

     For the six months ended June 30, 2000, total non-interest expense was $3,408,000, an increase of $400,000, or 13.3% over the first six months of 1999. Expenses associated with employee (salaried employee benefits) continues to be the largest category of non-interest expenses. Salaries and benefits amount to 55.6% of total non-interest expense for the six months ended June 30, 2000, as compared to 53.8% for the first six months of 1999. Salaries and benefits amounted to $1,895,000 for the six months ended June 30, 2000, an increase of $278,000, or 17.2% over the first six months of 1999. The increase was a result of normal salary adjustments and additional hires associated with the opening of our ninth full service office in the fourth quarter of 2000. Net occupancy expense amounted to $485,000 for the six-months ended June 30, 2000, an increase of $2,000, or 0.4% over 1999. Other non-interest expenses amounted to $1,028,000 for the six months ended June 30, 2000, an increase of $120,000, or 13.2% over the first six months of 1999. Even though expenses increased in 2000 somewhat more than historic averages, our overall non-interest expense of approximately 2% of average assets on an annualized basis, places us among the leaders of our peer financial institutions at controlling non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 17.5% for the second quarter of 2000 as compared to 20.3% for the second quarter of 1999. For the six months ended June 30, 2000, our tax liability amounted to $482,000 for an effective tax rate of 16.3% as compared to an effective tax rate of 19.1% for the first six months of 1999. The decrease in our effective tax rate was due primarily to the additional purchase of municipal (tax-free investments) securities at attractive interest rates.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $352,867,000 as of June 30, 2000, an increase of $19,351,000, or 5.8% over year-end 1999. Total deposits increased to $271,230,000 as of June 30, 2000, an increase of $26,550,000, or 10.9% over year-end 1999.

     The Corporation was able to reduce borrowed funds with the increase in total deposits. Short-term borrowings decreased to $20,046,000, a decrease of $11,548,000 over December 31, 1999. Long-term borrowings increased slightly to $28,250,000 as of June 30, 2000, an increase of $2,250,000 over year-end 1999.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $188,837,000 as of June 30, 2000, up $3,606,000, or 1.9%
since year-end 1999. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate. Asset quality remains strong with past-due loans and non-performing loans being stable.

     In addition to loans, another primary earning asset is our investment portfolio which increased in size from December 31, 1999, to June 30, 2000. Held-to-maturity securities amounted to $9,285,000 as of June 30, 2000, a decrease of $2,278,000, or 19.7% since year-end 1999. However, available-for-sale securities increased to $138,745,000 as of June 30, 2000, an increase of $15,277,000, or 12.4%
from year-end 1999. Interest bearing deposits with banks amounted to $114,000 on June 30, 2000, as compared to $80,000 as of December 31, 1999.


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


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual and restructured loans, other real estate and foreclosed assets, together with the loans past-due 90 days or more and still accruing. As of June 30, 2000, total non-performing assets were $813,000 as compared to $750,000 on December 31, 1999. Non-performing assets to total loans and foreclosed assets was .43% as of June 30, 2000, and .40% as of December 31, 1999.

     Interest income received on non-performing loans as of June 30, 2000, was $7,283 compared to $6,380 as of December 31, 1999. Interest income, which would have been recorded on these loans under the original terms as of June 30, 2000, and December 31, 1999, was $43,206 and $68,569, respectively. As of June 30, 2000 and December 31, 1999, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $26,550,000 as non-interest bearing deposits increased by $1,787,000 and interest bearing deposits increased by $24,763,000 as of June 30, 2000, from year-end 1999. Total short-term and long-term borrowings decreased by $9,298,000 from year-end 1999.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, net unrealized losses on investment securities available-for-sale decreased shareholders' equity, or capital by $2,857,000 as of June 30, 2000, and $3,459,000 as of
December 31, 1999. Our stock repurchase plan had repurchased 100,000 shares as of June 30, 2000 and December 31, 1999. This had an effect of our reducing our total stockholders' equity by $3,096,000.

     Total stockholders' equity was $31,364,000 as of June 30, 2000, and $29,358,000 as of December 31, 2000. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2000, our leverage ratio was 10.14% compared to 10.02% as of December 31, 1999. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2000, were 16.43% and 17.76%, respectively. The same ratios as of December 31, 1999, were 16.43% and 17.85%, respectively.


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


     Item 3.     Defaults Upon Senior Securities

                 None.


     Item 4.     Submission of Matters to a Vote of Security Holders

                 Annual Meeting of Shareholders of First Keystone
                 Corporation held on Tuesday, April 18, 2000, at
                 10:00 a.m.

                                                     Votes        Votes
Directors Elected                  Votes For        Against      Withheld
Budd L. Beyer                  2,404,890        4,268           0
Frederick E. Crispin, Jr.      2,404,890        4,268           0
Jerome F. Fabian               2,406,188        2,970           0
Robert J. Wise                 2,405,140        4,018           0


                                                Broker
Directors Elected              Abstentions      Non-Votes
Budd L. Beyer                  0                0
Frederick E. Crispin, Jr.      0                0
Jerome F. Fabian               0                0
Robert J. Wise                 0                0



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


                              FIRST KEYSTONE CORPORATION
                              Registrant


August 11, 2000               /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



August 11, 2000               /s/ David R. Saracino
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

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