Form 10-Q
period 2000-09-30
FIRST KEYSTONE CORP
filed 2000-11-14
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

Common Stock, $2 Par Value, 2,833,727 shares as of September 30, 2000.

                    PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                      FIRST KEYSTONE CORPORATION
                            BALANCE SHEETS
                              (Unaudited)


(Amounts in thousands, except per share data)

                                                 September     December
                                                    2000          1999
ASSETS
Cash and due from banks                             $  5,968       $  6,884
Interest bearing deposits with banks                      47             80
Available-for-sale securities carried
  at estimated fair value                            143,042        123,468
Investment securities, held to maturity
  securities, estimated fair value of
  $8,794 and $11,335                                   8,975         11,563
Loans, net of unearned income                        186,797        185,231
Allowance for loan losses                             (2,576)        (2,600)
                                                    ________       ________
Net loans                                           $184,221       $182,631
                                                    ________       ________
Bank premises and equipment                            3,668          3,881
Other real estate owned                                   13             85
Interest receivable                                    2,440          2,239
Other assets                                           1,814          2,685
                                                    ________       ________
  Total Assets                                      $350,188       $333,516

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
  Non-interest bearing                              $ 24,538       $ 20,919
  Interest bearing                                   235,265        223,761
                                                    ________       ________
  Total deposits                                    $259,803       $244,680
Short-term borrowings                                 23,359         31,594
Long-term borrowings                                  31,250         26,000
Accrued expenses and other
  liabilities                                          2,360          1,884
                                                    ________       ________
  Total Liabilities                                 $316,772       $304,158

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  5,867       $  5,867
Surplus                                                9,761          9,761
Retained earnings                                     22,514         20,285
Accumulated other comprehensive
  income (loss)                                       (1,630)        (3,459)
Treasury stock at cost 100,000
  shares in 2000 and 100,000 in 1999                  (3,096)        (3,096)
                                                    ________        _______

  Total Stockholders' Equity                        $ 33,416       $ 29,358
                                                    ________       ________
  Total Liabilities and Stockholders'
    Equity                                          $350,188       $333,516

See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
                         STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED September 30, 2000 AND 1999
                              (Unaudited)


(Amounts in thousands except per share data)

                                                  2000          1999
INTEREST INCOME
Interest and fees on loans                        $   4,031       $   3,706
Interest and dividend income on
  securities                                          2,520           2,182
Interest on deposits in banks                     1                      12
                                                  _________       _________
  Total Interest Income                           $   6,552       $   5,900

INTEREST EXPENSE
Interest on deposits                              $   2,786       $   2,356
Interest on short-term borrowings                       384             395
Interest on long-term borrowings                        479             279
                                                  _________       _________
  Total Interest Expense                          $   3,649       $   3,030

Net interest income                               $   2,903       $   2,870
Provision for loan losses                                75              50
                                                  _________       _________
Net Interest Income After
  Provision for Loan Losses                       $   2,828       $   2,820

OTHER INCOME
Service charges on deposit accounts               $     264       $     227
Other non-interest income                               191             157
Investment securities gains (losses)
  net                                                    70              77
                                                  _________       _________
  Total Other Income                              $     525       $     461

OTHER EXPENSES
Salaries and employee benefits                    $     938       $     884
Net occupancy and fixed asset expense                   273             234
Other non-interest expense                              451             470
                                                  _________       _________
  Total Other Expenses                            $   1,662       $   1,588

Income before income taxes                        $   1,691       $   1,693
Applicable income tax (benefit)                         328             338
                                                  _________       _________
Net Income                                        $   1,363       $   1,355

Per Share Data
  Net Income                                      $     .48       $     .47
  Cash dividends                                        .19             .17
  Weighted average shares outstanding             2,833,727       2,872,718

See Accompanying Notes to Financial Statements


                      FIRST KEYSTONE CORPORATION
                         STATEMENTS OF INCOME
         FOR THE NINE MONTHS ENDED September 30, 2000 AND 1999
                              (Unaudited)


(Amounts in thousands except per share data)

                                                  2000          1999
INTEREST INCOME
Interest and fees on loans                         $  11,809      $  10,728
Interest and dividend income on
  securities                                           7,022          6,207
Interest on deposits in banks                              4            165
                                                   _________      _________
  Total Interest Income                            $  18,835      $  17,100

INTEREST EXPENSE
Interest on deposits                               $   8,045      $   7,082
Interest on short-term borrowings                      1,021            989
Interest on long-term borrowings                       1,142            698
                                                   _________      _________
  Total Interest Expense                           $  10,208      $   8,769

Net interest income                                $   8,627      $   8,331
Provision for loan losses                                235            225
                                                   _________      _________
Net Interest Income After
  Provision for Loan Losses                        $   8,392      $   8,106

OTHER INCOME
Service charges on deposit accounts                $     719      $     645
Other non-interest income                                490            485
Investment securities gains (losses)
  net                                                    123            173
                                                   _________      _________
  Total Other Income                               $   1,332      $   1,303

OTHER EXPENSES
Salaries and employee benefits                     $   2,833      $   2,501
Net occupancy and fixed asset expense                    758            717
Other non-interest expense                             1,479          1,378
                                                   _________      _________
  Total Other Expenses                             $   5,070      $   4,596

Income before income taxes                         $   4,654      $   4,813
Applicable income tax (benefit)                          810            935
                                                   _________      _________
Net Income                                         $   3,844      $   3,878

Per Share Data
  Net Income                                       $    1.36      $    1.35
  Cash dividends                                         .57            .51
  Weighted average shares outstanding              2,833,727      2,872,718

See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED September 30, 2000 AND 1999
                              (Unaudited)


(Amounts in thousands)

                                                  2000          1999
OPERATING ACTIVITIES
Net income                                          $  3,844       $  3,878
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Provision for loan losses                                                       235       225
  Provision for depreciation
    and amortization                                     302            301
  Premium amortization on
    investment securities                                 76            197
  Discount accretion on
    investment securities                               (647)          (142)
  Gain on sale of mortgage loans                         (19)            (9)
  Proceeds from sale of mortgage
    loans                                              1,812          4,016
  Originations of mortgage loans
    for resale                                        (2,441)        (6,341)
  (Gain) loss on sales of investment
    securities                                          (123)           (77)
  (Gain) loss on sales of other real
    estate owned                                          36              0
  Deferred income tax (benefit)                          (27)           (44)
  (Increase) decrease in interest
    receivable and other assets                         (195)          (452)
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                                    476            251
                                                    ________       ________
  Net Cash Provided by Operating
    Activities                                      $  3,329       $  1,803

INVESTING ACTIVITIES
  Purchases of investment securities
    available-for-sale                              $(54,755)      $(55,358)
  Proceeds from sales of investment
    securities available for sale                     34,718         24,124
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                      3,166         12,942
  Purchase of investment securities
    held-to-maturity                                       0              0
  Proceeds from maturities and
    redemption of investment
    securities held to maturity                        3,314          1,858
  Net (increase) decrease in loans                    (1,273)       (16,781)
  Purchase of premises and equipment                     (89)                    (431)
  Proceeds from sale of other real
    estate owned                                         118              0
                                                    ________       ________
  Net Cash Used by Investing Activities             $(14,801)      $(33,646)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits               $ 15,123       $  2,885
  Net increase (decrease) in
    short-term borrowings                             (8,235)        23,789
  Net increase (decrease) in
    long-term borrowings                               5,250          9,000
  Acquisition of treasury stock                            0         (1,906)
  Cash dividends                                      (1,615)        (1,461)
                                                    ________       ________
  Net Cash Provided by Financing
    Activities                                      $ 10,523       $ 32,307
Increase (Decrease) in Cash
    and Cash Equivalent                                 (949)          $464
Cash and Cash Equivalents, Beginning                   6,964          7,055
                                                    ________       ________
Cash and Cash Equivalents, Ending                   $  6,015       $  7,519

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
  Cash paid during period for
    Interest                                        $ 10,029       $  8,707
    Income Taxes                                         695            923


See Accompanying Notes to Financial Statements


                      FIRST KEYSTONE CORPORATION
              CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          September 30, 2000
                              (Unaudited)


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

Note 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended September 30, 2000, and September 30, 1999, were as follows:


(amounts in thousands)
                                               2000          1999
Balance, January 1                               $2,600        $2,421
Provision charged to operations                     235           225
Loans charged off                                  (274)         (154)
Recoveries                                           15            80
                                                               ______   ______
Balance, September 30                            $2,576        $2,572


     At September 30, 2000, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $71,935. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.
     At September 30, 2000, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.


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

     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2000, and December 31, 1999, were as follows:


(amounts in thousands)                      September 30,     December 31,
                                               2000              1999
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                     $14,748        $17,348
  Standby letters of credit                        $   993        $   633



     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party.
        Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
     Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation may hold collateral to support standby letters of credit for which collateral is deemed necessary.
   The Corporation grants commercial, agribusiness and residential loans to customers within the state. It is management's opinion that the loan portfolio was balanced and diversified at September 30, 2000, to the extent necessary to avoid any significant concentration of credit risk.


Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended September 30, 2000, were are follows:



(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______


Balance at January 1, 2000                2,933,727        $5,867       $9,761

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
  Total Comprehensive
    income (loss)
Cash dividends -
  $.57 per share
                                          _________        ______       ______
Balance at September 30, 2000             2,933,727        $5,867       $9,761


(Amounts in thousands, except common share data)

                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings      Income
                                    ________       ________   _____________


Balance at January 1, 2000                           $20,285       $(3,459)

Comprehensive Income:
  Net Income                            3,844          3,844
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                             1,829                        1,829
                                        _____
  Total Comprehensive
    income (loss)                       5,673
Cash dividends -
   $.57 per share                                     (1,615)
                                                     _______       _______
Balance at September 30, 2000                        $22,514       $(1,630)


(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                 ______         _____

Balance at January 1, 2000                        $(3,096)       $29,358

Comprehensive Income:
  Net Income                                                       3,844
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                        1,829
  Total Comprehensive
    income (loss)
Cash dividends -
  $.57 per share                                                  (1,615)
                                                  _______        _______
Balance at September 30, 2000                     $(3,096)       $33,416



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

     The results of operations for the nine-month period ended
September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of September 30, 2000, and the related consolidated statements of income and cash flows for the three and nine-month periods then ended. These consolidated financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

Based on our review, we are not aware of any material modifications that should be made to the September 30, 2000, financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying balance sheet of First Keystone Corporation and Subsidiary for the year ended December 31, 1999, was audited by us as part of our audit of the financial statements for the year ended December 31, 1999, taken as a whole and we expressed an unqualified opinion on them in our report dated January 10, 2000, but we have not performed any auditing procedures since that date.

The accompanying statements of income and cash flows of First Keystone Corporation and Subsidiary for the three and nine-month periods ended September 30, 1999, were not audited by us and, accordingly, we do not express an opinion on them.





/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP




Kingston, Pennsylvania
October 26, 2000

Item 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of September 30, 2000




RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the third quarter of 2000 of $1,363,000, an increase of $8,000, or 0.6% over the third quarter of 1999. Nine months net income for the period ended September 30, 2000, amounted to $3,844,000, a decrease of 0.9% over the $3,878,000 net income reported September 30, 1999. On a per share basis net income per share increased to $1.36 for the nine months of 2000 compared to $1.35 for the first nine months of 1999, while dividends increased to $.57 per share up from $.51 in 1999, an increase of 11.8%.

     Year-to-date net income annualized amounts to a return on average common equity of 1.51% and a return on assets of 16.76%. For the nine months ended September 30, 1999, these measures were 1.59% and 15.79%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 2000, interest income amounted to $6,552,000, an increase of $652,000 or 11.1% over the third quarter of 1999.
Interest expense amounted to $3,649,000 in the third quarter of 2000, an increase of $619,000, or 20.4% over the third quarter of 1999. Accordingly, net interest income amounted to $2,903,000 in the third quarter of 2000, an increase of $33,000, or 1.1% over the third quarter of 1999. Year-to-date for the nine months ended September 30, 2000, total interest income increased $1,735,000, or 10.1% over the first nine months of 1999. Total interest expense increased $1,439,000, or 16.4% for the first nine months of 2000 over 1999.
This resulted in net interest income increasing $296,000, or 3.6% for the nine months ended September 30, 2000, over 1999.

     Our net interest margin for the quarter ended September 30, 2000, was 3.94% compared to 3.91% for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, our net interest margin was 4.10% compared to 3.98% for the first nine months of 1999.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 2000, was $75,000 compared to $50,000 for the third quarter of 1999. Year-to-date, the provision for loan losses amounts to $235,000 in 2000 as compared to the $225,000 provision for the period ended September 30, 1999. The provision for possible loan losses increased in 2000. Our allowance for loan losses of $2,576,000 as of September 30, 2000, is down slightly compared to our allowance for loan losses of $2,600,000 as of December 31, 1999. Net charge-offs totaled $259,000 for the nine months ended September 30, 2000, as compared to $74,000 for the first nine months of 1999.

     The allowance for loan losses as a percentage of loans, net of unearned interest was 1.38% as of September 30, 2000, and 1.40% as of December 30, 1999.

NON-INTEREST INCOME

     Total non-interest or other income was $525,000 for the quarter ended September 30, 2000, as compared to $461,000 for the quarter ended September 30, 1999. Excluding investment security gains and losses, non-interest income was $455,000 for the third quarter of 2000, an increase of $71,000 over the third quarter of 1999. For the nine months ended September 30, 2000, total non-interest income was $1,332,000, an increase of $29,000, or 2.2% over the first nine months of 1999. An increase in service charges on deposit accounts, was the primary reason for the gain in non-interest income year-to-date in 2000.


NON-INTEREST EXPENSES

     Total non-interest, or other expenses, was $1,662,000 for the quarter ended September 30, 2000, as compared to $1,588,000 for the quarter ended September 30, 1999. The increase of $74,000 is comprised of salary and benefits increasing $54,000, occupancy expense increasing $39,000, and other non-interest expense decreasing $19,000.

     For the nine months ended September 30, 2000, total non-interest expense was $5,070,000, an increase of $474,000, or 10.3% over the first nine months of 1999. Expenses associated with employee expense and benefits continues to be the largest category of non-interest expenses. Salaries and benefits amount to 55.9% of total non-interest expense for the nine months ended September 30, 2000, as compared to 54.4% for the first nine months of 1999. Salaries and benefits amounted to $2,833,000 for the nine months ended September 30, 2000, an increase of $332,000, or 13.3% over the first nine months of 1999. The increase was a result of normal salary adjustments, higher employee benefit costs and an increased number of employees. Net occupancy expense amounted to $758,000 for the nine months ended September 30, 2000, an increase of $41,000, or 5.7% over 1999. Other non-interest expenses amounted to $1,479,000 for the nine months ended September 30, 2000, an increase of $101,000, or 7.3% over the first nine months of 1999. Our overall non-interest expense of less than 2% of average assets on an annualized basis for 2000 and 1999, places us among the leaders of our peer financial institutions at controlling total non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 19.4% for the third quarter of 2000 as compared to 20.0% for the third quarter of 1999. For the nine months ended September 30, 2000, our tax liability amounted to $810,000, a decrease of $125,000 over 1999. Our effective tax rate of 17.4% as of September 30, 2000, compared to an effective tax rate of 19.4% for the first nine months of 1999.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $350,188,000 as of September 30, 2000, an increase of $16,672,000, or 5.0% over year-end 1999. Total deposits increased to $259,803,000 as of September 30, 2000, an increase of $15,123,000, or 6.2% over year-end 1999.

     The Corporation was able to reduce borrowed funds with the increase in total deposits. Short-term borrowings decreased to $23,359,000, a decrease of $8,235,000 over December 31, 1999.
 Long-term borrowings increased in to $31,250,000 as of September 30, 2000, up from $26,000,000 at year-end 1999. Accordingly, total borrowings amounted to $54,609,000 as of September 30, 2000, as compared to $57,594,000 as of December 31, 1999, a decrease of $2,985,000.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $186,797,000 as of September 30, 1999, up $1,566,000, or
0.8% since year-end 1999. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of residential real estate loans and commercial real estate loans.

     In addition to loans, our investment portfolio, another earning asset, increased in size from December 31, 1999, to September 30, 2000. Held-to-maturity securities amounted to $8,975,000 as of September 30, 2000, a decrease of $2,588,000 since year-end 1999. However, available-for-sale securities increased to $143,042,000 as of September 30, 2000, an increase of $19,574,000, or 15.9% from year-end 1999. Interest bearing deposits with banks amounted to $47,000 on September 30, 2000, as compared to $80,000 as of December 31, 1999.


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


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual and restructured loans, other real estate and foreclosed assets, together with the loans past-due 90 days or more and still accruing. As of September 30, 2000, total non-performing assets were $1,142 as compared to $750,000 on December 31, 1999. Non-performing assets to total loans and foreclosed assets was .61% as of September 30, 2000, and .40% as of December 31, 1999.

     Interest income received on non-performing loans as of September 30, 2000, was $19,904 compared to $6,380 as of December 31, 1999.
Interest income, which would have been recorded on these loans under the original terms as of September 30, 2000, and December 31, 1999, was $65,306 and $68,569, respectively. As of September 30, 2000 and December 31, 1999, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, deposit growth amounted to $15,123,000 as total deposits increased to $259,803,000 as of September 30, 2000, up from $244,680,000 as of year-end 1999. During 2000, the Corporation has experienced deposit growth in both non-interest bearing deposits and interest bearing deposits. Total short-term and long-term borrowings decreased by $2,985,000 from year-end 1999.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, net unrealized losses on investment securities available-for-sale decreased shareholders' equity, or capital by $1,630,000 as of September 30, 2000, and $3,459,000 as of December 31, 1999. Our stock repurchase plan had repurchased 100,000 shares as of September 30, 2000 and December 31, 1999. This had an effect of our reducing our total stockholders' equity by $3,096,000.

     Total stockholders' equity was $33,416,000 as of September 30, 2000, and $29,358,000 as of
December 31, 2000.

     Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2000, our leverage ratio was 10.09% compared to 10.02% as of December 31, 1999. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2000, were 16.53% and 17.82%, respectively. The same ratios as of December 31, 1999, were 16.43% and 17.85%, respectively.


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


     Item 3.     Defaults Upon Senior Securities

                 None.


     Item 4.     Submission of Matters to a Vote of Security Holders

                 Annual Meeting of Shareholders of First Keystone
                 Corporation held on Tuesday, April 18, 2000, at 10:00 a.m.



                                                     Votes      Votes
Directors Elected                  Votes For        Against      Withheld
_________________                  _________       ______       _______
Budd L. Beyer                  2,404,890        4,268           0
Frederick E. Crispin, Jr.      2,404,890        4,268           0
Jerome F. Fabian               2,406,188        2,970           0
Robert J. Wise                 2,405,140        4,018           0


                                                Broker
Directors Elected              Abstentions      Non-Votes
_________________              ___________      _________
Budd L. Beyer                  0                0
Frederick E. Crispin, Jr.      0                0
Jerome F. Fabian               0                0
Robert J. Wise                 0                0


Directors Continuing:

John L. Coates, term expires in 2002
Dudley P. Cooley, term expires in 2002
Stanley E. Oberrender, term expires in 2002
John E. Arndt, term expires in 2001
J. Gerald Bazewicz, term expires in 2001
Robert E. Bull, term expires in 2001


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


                              FIRST KEYSTONE CORPORATION
                              Registrant


November 8, 2000              /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



November 8, 2000              /s/ David R. Saracino
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

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