Form 10-K
period 2000-12-31
FIRST KEYSTONE CORP
filed 2001-03-29
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

[x]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Or

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

Commission file Number:  2-88927

                      FIRST KEYSTONE CORPORATION
        (Exact name of registrant as specified in its Charter)

PENNSYLVANIA                            23-2249083
(State or other jurisdiction           (I.R.S. Employer
OF incorporation or organization)     Identification Number)

111 West Front Street,                       18603
Berwick, Pennsylvania                      (Zip Code)
(Address of principal
 executive offices)

Registrant's telephone number, including area code:  (570) 752-3671

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

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates on the Registrant based on the closing price as of March
16, 2001, was approximately $34,330,922.

     The number of shares outstanding of the issuer's Common Stock, as of March 16, 2001, was 2,833,727 shares of Common Stock, par value $2.00 per share.


                  DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's 2001 definitive Proxy Statement are incorporated by reference in Part III of this Report. In addition, portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2000, are incorporated by reference in
Part II of this Report.

                      FIRST KEYSTONE CORPORATION
                               FORM 10-K

                           Table of Contents

Part I                                                      Page

Item 1.     Business                                            1
Item 2.     Properties                                          8
Item 3.     Legal Proceedings                                   10
Item 4.     Submission of Matters to a Vote of
             Security Holders                                 10


Part II

Item 5.     Market for Registrant's Common Equity
            and Related Stockholder Matters                   10
Item 6.     Selected Financial Data                             11
Item 7.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                     12
Item 7A.    Quantitative and Qualitative Disclosure
            amount Market Risk                                12
Item 8.     Financial Statements and Supplementary
            Data                                              12
Item 9.     Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure                              12


Part III

Item 10.    Directors and Executive Officers of
            the Registrant                                    12
Item 11.    Executive Compensation                              13
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                             13
Item 13.    Certain Relationships and Related
            Transactions                                      13


Part IV

Item 14.    Exhibits, Financial Statement
            Schedules, and Reports on
            Form 8-K                                            13
            Signatures                                          16
            Exhibit 10                                          19
            Exhibit 11                                          20
            Exhibit 13                                          22
            Exhibit 21                                          23
            Exhibit 23                                          24

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

     Shareholders should note that many factors, some of which are discussed elsewhere in this annual report, could affect the future financial results of the Corporation and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this annual report on Form 10-K. These factors include the following:

     *  operating, legal and regulatory risks;

     * economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and

     * the risk that our analyses of these risks and forces could be incorrect and or that the strategies developed to address them could be unsuccessful.

     The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that are filed periodically with the Securities and Exchange
Commission.

     First Keystone Corporation is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of The First National Bank of Berwick. Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. The Corporation has one wholly-owned subsidiary, the Bank, which has a commercial banking operation and trust department as its major lines of business. Greater than 90% of the company's revenue and profit came from the commercial banking department for the years ended December 31, 2000, 1999, and 1998. and was the only reportable segment. At December 31, 2000, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $360.3 million, $271.5 million and $36.7 million, respectively.

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

     FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991
("FDICIA")

     The Federal Deposit Insurance Corporation Improvement Act
("FDICIA") established five different levels of capitalization of financial institutions, with "prompt corrective actions" and significant operational restrictions imposed of institutions that are capital deficient under the categories. The five categories are:

     *  well capitalized
     *  adequately capitalized
     *  undercapitalized
     *  significantly undercapitalized, and
     *  critically undercapitalized.

     To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2000, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

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

     *  asset quality and earnings
     *  operational and managerial, and
     *  compensation

Such standards would include a ratio of classified assets to capital, minimum earnings, and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies. Operational and managerial standards must relate to:

     * internal controls, information systems and internal audit systems
     *  loan documentation
     *  credit underwriting
     *  interest rate exposure
     *  asset growth, and
     *  compensation, fees and benefits

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



     The following table presents the Corporation's capital ratios at December 31, 2000:


                                                     (In Thousands)
Tier I Capital                                                  $ 35,831
Tier II Capital                                                    2,882
Total Capital                                                     38,713

Adjusted Total Average Assets                                    353,017
Total Adjusted Risk-Weighted Assets <F1>                         220,550

Tier I Risk-Based Capital Ratio <F2>                              16.25%
Required Tier I Risk-Based Capital Ratio                           4.00%
Excess Tier I Risk-Based Capital Ratio                            12.25%

Total Risk-Based Capital Ratio <F3>                               17.55%
Required Total Risk-Based Capital Ratio                            8.00%
Excess Total Risk-Based Capital Ratio                              9.55%

Tier I Leverage Ratio <F4>                                        10.15%
Required Tier I Leverage Ratio                                     4.00%
Excess Tier I Leverage Ratio                                       6.15%
______________________

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


     The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also, the information under the caption "Capital Strength" appearing on page 37 of Registrant's 2000 Annual Report, included in Exhibit 13.

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

     GRAMM-LEACH-BLILEY

     On November 12, 2000, President Clinton signed into law the Gramm-Leach-Bliley Act of 2000, which is also known as the Financial Services Modernization Act. The act repeals some Depression-era banking laws and will permit banks, insurance companies and securities firms to engage in each others' businesses after complying with certain conditions and regulations which are yet to be finalized. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, our company has no plans to pursue these additional possibilities.

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

     HISTORY AND BUSINESS - BANK

     The Bank's legal headquarters are located at 111 West Front
Street, Berwick, Pennsylvania.

     As of December 31, 2000, the Bank had total assets of $360,342,000, total shareholders' equity of $36,658,000 and total deposits and other liabilities of $323,685,000.

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

     At December 31, 2000, the Bank had 109 full-time employees and 29 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

     COMPETITION - BANK

     The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions.
The Bank's major competitors in Columbia and Luzerne counties are:

     *  First Columbia Bank & Trust Co. of Bloomsburg
     *  PNC Bank, N.A.
     *  Columbia County Farmers National Bank of Bloomsburg
     *  M & T Bank
     *  FNB Bank of Danville, and
     *  First National Trust Bank of Sunbury

In the county of Montour, credit unions are our major competitors along with M & T Bank, FNB Bank of Danville and First Federal Bank. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

U.S. Route 11 &              Owned        Land Area     No buildings,
Central Road,                             1.11 Acres    held for expansion.
Bloomsburg                                                        Present use,
                                                                  rental.


Third & Race Streets,        Owned        2,500         Banking services.
Mifflinville



Luzerne County, PA

Salem Township               Owned        3,700         Banking services.
Post Office Address -
400 Fowler Avenue,
Berwick


West Third Street,           Leased       2,300         Banking services.
Nescopeck                    Annual
                                          Rental
                                          $12,000


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




                                Part II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Corporation's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "FKYS". The following table sets forth:

* The quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported to the management of the Corporation and
* Quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1999.

The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission, and may not necessarily reflect actual transactions.


                                 Stock Prices              Dividends
                               High         Low            Declared
                               ____         ___            ________
1999:
First quarter                  $33.50       $20.00         $.17
Second quarter                 $30.25       $28.50         $.17
Third quarter                  $29.00       $26.25         $.17
Fourth quarter                 $26.25       $20.25         $.19

2000:
First quarter                  $21.25       $17.50         $.19
Second quarter                 $19.50       $17.75         $.19
Third quarter                  $18.25       $17.00         $.19
Fourth quarter                 $17.13       $15.88         $.20



     As of December 31, 2000, the Corporation had approximately 566 shareholders of record.

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

     The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C. Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice. As of December 31, 2000, there was $4,644,421 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.

     DIVIDEND RESTRICTIONS ON THE CORPORATION

     Under the Pennsylvania Business Corporation Law of 1988, as amended (the "BCL"), the Corporation may not pay a dividend if, after giving effect thereto, either:

     * The Corporation would be unable to pay its debts as they become due in the usual course of business or;
     * The Corporation's total assets would be less than its total liabilities.

     The determination of total assets and liabilities may be based upon:

     * Financial statements prepared on the basis of generally accepted accounting principles,
     * Financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances, or;
     * A fair valuation or other method that is reasonable under the circumstances.


ITEM 6.   SELECTED FINANCIAL DATA

     The information under the caption "Summary of Selected Financial Data" appearing on page 2 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which page is included in Exhibit 11 hereto, is incorporated in its entirety by reference in response to this Item 6.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 26 through 42 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which pages are included in Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 7.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information under the caption "Quantitative and Qualitative Disclosure about Market Risk" appearing on page 38 through 40 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which pages are included in Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 7A.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Corporation's Consolidated Financial Statements and notes thereto appearing on pages 4 through 25 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Information As To Nominees and Directors" and "Principal Officers of the Bank" appearing on pages 7, 8, 9, and 19, respectively, is incorporated here by reference of First Keystone Corporation's proxy statement for its 2001 annual meeting of shareholders scheduled for April 17, 2001. The information under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" is as follows:

                  SECTION 16(A) BENEFICIAL OWNERSHIP
                         REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the corporation's officers and directors, and persons who own more than 10% of the registered class of the corporation's equity securities, to file reports of ownership of the corporation's common stock and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the corporation with copies of all Section 16(a) forms they file.

     Based solely on its review of copies of Section 16(a) forms received by it, or written representations from reporting persons that no Forms 5 were required for those persons, the corporation believes that during the period January 1, 2000, through December 31, 2000, its officers, directors and reporting shareholders were in compliance with all filing requirements applicable to them.


ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" appearing on pages 14 through 17 is incorporated here by reference of First Keystone Corporation's proxy statement for its 2001 annual meeting of shareholders scheduled for April 17, 2001.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information under the caption "Principal Beneficial Owners of the Corporation's Stock" appearing on pages 4 and 5 is incorporated here by reference of First Keystone Corporation's proxy statement for its 2001 annual meeting of shareholders scheduled for April 17, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions" appearing on pages 18 and 19 is incorporated here by reference of First Keystone Corporation's proxy statement for its 2001 annual meeting of shareholders scheduled for April 17, 2001.



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

     (b) The Corporation filed no reports on Form 8-K during the last quarter of the year ended December 31, 2000.

     (c)  Exhibits required by Item 601 of Regulation S:

Exhibit Number Referred to
Item 601 of Regulation S-K         Description of Exhibit
__________________________         ______________________

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

9                                  None.

10.1                               Supplemental Employee Retirement
                                   Plan

10.2                               Management Incentive Compensation
                                   Plan (Incorporated by reference to
                                   Exhibit 10 to Registrant's Form
                                   10-Q for the quarter ended June
                                   30, 1997).

10.3 Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant's Form 10-Q for the quarter ended June 30, 1997).

10.4 First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 99 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

11                                 Computation of Earnings Per Share
                                   incorporated by reference to
                                   Exhibit 11 (appearing on page 20)
                                   to the Registrant's Annual Report
                                   on Form 10-K for the year ended
                                   December 31, 2000.

12 Statement of Computation of Ratios (See the information appearing on page 2 of Registrant's Summary of Selected Financial Data, which page is included in Exhibit 11 and pages 27 and 37 of Registrant's 2000 Annual Report, which pages are included in Exhibit 13.)

13                                 Excerpts from Annual Report to
                                   Shareholders for Fiscal Year Ended
                                   December 31, 2000.

Exhibit Number Referred to
Item 601 of Regulation S-K         Description of Exhibit
__________________________         ______________________

21 List of Subsidiaries of the Corporation (Incorporated by reference to Exhibit 21 (appearing on page 23) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

23                                 Consent of Independent Auditors.

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

Date:   March 27, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:          /s/ John L. Coates
        John L. Coates
        Secretary and Director

Date:   March 27, 2001



By:          /s/ J. Gerald Bazewicz
        J. Gerald Bazewicz
        President, Chief Executive
        Officer and Director
        (Chief Executive Officer
        and Principal Financial Officer)

Date:   March 27, 2001

By:          /s/ John E. Arndt
        John E. Arndt
        Director

Date:   March 27, 2001



By:          /s/ Budd L. Beyer
        Budd L. Beyer
        Director

Date:   March 27, 2001



By:          /s/ Robert E. Bull
        Robert E. Bull
        Chairman of the Board
           and Director

Date:   March 27, 2001



By:
        Dudley P. Cooley
        Director

Date:   March 27, 2001



By:          /s/ Frederick E. Crispin, Jr.
        Frederick E. Crispin, Jr.
        Director

Date:   March 27, 2001



By:          /s/ Jerome F. Fabian
        Jerome F. Fabian
        Director

Date:   March 27, 2001

By:          /s/ David R. Saracino
        David R. Saracino
        Treasurer and Assistant Secretary
        (Principal Accounting Officer)

Date:   March 27, 2001



By:
        Robert J. Wise
        Vice Chairman of the Board
           and Director

Date:   March 27, 2001