Form 10-Q
period 2001-03-31
FIRST KEYSTONE CORP
filed 2001-05-14
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

Common Stock, $2 Par Value, 2,833,727 shares as of March 31, 2001.

                    PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


               FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)



(Amounts in thousands, except per share data)

                                                   March       December
                                                    2001          2000
ASSETS
Cash and due from banks                             $  5,681       $  6,733
Interest bearing deposits with banks                  11,300          2,428
Available-for-sale securities carried
  at estimated fair value                            157,014        142,224
Investment securities, held-to-maturity
  securities, estimated fair value
  of $8,407 and $8,635                                 8,459          8,737
Loans, net of unearned income                        188,994        190,671
Allowance for loan losses                             (2,648)        (2,702)
                                                    ________       ________
Net loans                                           $186,346       $187,969
Bank premises and equipment                            3,478          3,570
Accrued interest receivable                            2,714          2,491
Other assets                                           6,528          6,190
                                                    ________       ________
  Total Assets                                      $381,520       $360,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                              $ 22,854       $ 24,847
  Interest bearing                                   267,297        246,626
                                                    ________       ________
  Total deposits                                    $290,151       $271,473

Short-term borrowings                                  8,887          8,560
Long-term borrowings                                  40,250         41,250
Accrued interest and other expenses                    2,309          2,231
Other liabilities                                      1,002            171
                                                     _______       ________

  Total Liabilities                                 $342,599       $323,685

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                   5,867          5,867
Surplus                                                9,761          9,761
Retained earnings                                     23,947         23,311
Accumulated other comprehensive income                 2,443            815
Less treasury stock at cost 100,000
  shares in 2000 and 1999                             (3,097)        (3,097)
                                                     _______        _______

   Total Stockholders' Equity                       $ 38,921       $ 36,657
                                                    ________       ________
   Total Liabilities and
     Stockholders' Equity                           $381,520       $360,342



See Accompanying Notes to Consolidated Financial Statements



               FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED March 31, 2001 AND 2000
                              (Unaudited)


(Amounts in thousands except per share data)

                                                  2001          2000
INTEREST INCOME
Interest and fees on loans                        $   3,949       $   3,834
Interest and dividend income on
  securities                                          2,558           2,122
Interest on deposits in banks                           101               1
Other interest income                                    89              87
                                                  _________       _________
  Total Interest Income                           $   6,697       $   6,044

INTEREST EXPENSE
Interest on deposits                              $   3,176       $   2,549
Interest on short-term borrowings                       112             325
Interest on long-term borrowings                        592             344
                                                  _________       _________
  Total Interest Expense                          $   3,880       $   3,218

Net interest income                               $   2,817       $   2,826
Provision for loan losses                               100              75
                                                  _________       _________
Net Interest Income After Provision
  for Loan Losses                                 $   2,717       $   2,751

OTHER INCOME
Service charges on deposit accounts               $     268       $     210
Other non-interest income                               200             142
Investment securities gains
  (losses) net                                           13               3
                                                  _________       _________
  Total Other Income                              $     481       $     355

OTHER EXPENSES
Salaries and employee benefits                    $     956       $     967
Net occupancy and fixed asset
  expense                                               262             244
Other non-interest expense                              483             535
                                                  _________       _________
  Total Other Expenses                            $   1,701       $   1,746

Income before income taxes                        $   1,497       $   1,360
Applicable income tax (benefit)                         294             202
                                                  _________       _________
Net Income                                        $   1,203       $   1,158

PER SHARE DATA
  Net Income                                      $     .42       $     .41
  Cash Dividends                                        .20             .19
  Weighted Average Shares
    Outstanding                                   2,833,727       2,833,727


See Accompanying Notes to Consolidated Financial Statements



               FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED March 31, 2001 AND 2000
                              (Unaudited)


(Amounts in thousands)                            2001          2000
OPERATING ACTIVITIES
Net income                                          $  1,203       $  1,158
Adjustments to reconcile net
  income to net cash provided (used)
  by operating activities:
  Provision for loan losses                              100             75
  Provision for depreciation and
    amortization                                         107            100
  Premium amortization on investment
    securities                                            39             23
  Discount accretion on investment
    securities                                          (284)          (151)
  Gain on sale of mortgage loans                         (47)            (1)
  Proceeds from sale of mortgage loans                 3,949            605
  Originations of mortgage loans
    for resale                                          (692)          (926)
  (Gain) loss on sales of investment
    securities                                           (13)            (3)
  (Gain) loss on sale of other real
    estate owned                                           0             (1)
  Deferred income tax (benefit)                          (28)           (17)
  (Increase) decrease in interest
    receivable and other assets                         (489)          (100)
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                                     95            133
                                                    ________       ________
  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                            $  3,940       $    895

INVESTING ACTIVITIES
  Purchases of investment securities
    available-for-sale                              $(32,782)      $(14,081)
  Proceeds from sales of investment
    securities available-for-sale                     14,156         11,919
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                      4,569            821
  Proceeds from maturities and
    redemption of investment
    securities held-to-maturity                        2,272          1,607
  Net (increase) decrease in loans                    (1,758)        (2,856)
  Purchase of premises and equipment                     (15)           (52)
  Proceeds from sale of other real
    estate owned                                           0             86
                                                    ________       ________
  NET CASH (USED) BY INVESTING
    ACTIVITIES                                      $(13,558)      $ (2,556)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits               $ 18,678       $ 10,587
  Net increase (decrease) in
    short-term borrowings                                327         (3,578)
  Net increase (decrease)in
    long-term borrowings                              (1,000)        (5,000)
  Cash dividends                                        (567)          (538)
                                                    ________       ________
  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                      $ 17,438         $1,471

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                $  7,820       $   (190)
CASH AND CASH EQUIVALENTS, BEGINNING                   9,161          6,964
                                                    ________       ________
CASH AND CASH EQUIVALENTS, ENDING                   $ 16,981       $  6,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash paid during period for
    Interest                                        $  3,980       $  3,218
    Income Taxes                                          11              0

See Accompanying Notes to Consolidated Financial Statements


               FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2001
                              (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accounting policies of First Keystone Corporation and Subsidiary (the "Corporation") are in accordance with accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:

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

SEGMENT REPORTING
   The Corporation's banking subsidiary acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services through its Trust Department.
   Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, trust and mortgage banking operations of the Corporation. Currently, management measures the performance and allocates the resources of First Keystone Corporation as a single segment.

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

INVESTMENT SECURITIES
   The Corporation classifies its investment securities as either "Held-to-Maturity" or "Available-for-Sale" at the time of purchase. Debt securities are classified as held-to-maturity when the Corporation has the ability and positive intent to hold the securities to maturity. Investment securities Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity.
   Debt securities not classified as Held-to-Maturity and equity securities are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as other comprehensive income as a component of Stockholders' Equity. Management's decision to sell available-for-sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.
   The cost of debt securities classified as Held-to-Maturity or Available-for-Sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends is included in interest income from investments. Realized gains and losses are included in net investment securities gains. The cost of investment securities sold, redeemed or matured is based on the specific identification method.
   Equity securities that do not have readily determinable fair values such as Federal Reserve Bank Stock, Federal Home Loan Bank Stock and Bankers' bank stock are carried at cost and are included in other assets and the income is reflected as other interest income.

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

FORECLOSED ASSETS HELD FOR SALE
   Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense.

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

TRUST ASSETS AND INCOME
   Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

NEW ACCOUNTING STANDARDS
   Statement of Financial Accounting Standards (SFAS) No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities", becomes effective for financial reporting periods beginning after June 15, 2000. SFAS 133 requires the recognition of the fair value of all derivative instruments on the consolidated balance sheet. Since the Corporation does not enter into transactions involving derivatives described in the standard and does not engage in hedging activities, the standard is not expected to have a significant impact on the Corporation's consolidated financial condition or results of operations.
   Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", is generally effective for transactions occurring after March 31, 2001. For recognition and reclassification of collateral and for disclosure related to securitization transactions and collateral, the effective date is for fiscal years ending after December 15, 2000. SFAS No. 140 replaces SFAS No. 125 and provides revisions to the standards for accounting and requirements for certain disclosures relating to securitzations and other transfers of financial assets. The standard is not expected to have a significant impact on the Corporation's consolidated financial condition or results of operations.

REPORTING FORMAT
   Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2001 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


NOTE 2.  ALLOWANCE FOR LOAN LOSSES

   Changes in the allowance for loan losses for the periods ended
March 31, 2001, and March 31, 2000, were as follows:


(amounts in thousands)
                                               2001          2000
Balance, January 1                               $2,702        $2,600
Provision charged to operations                     100            75
Loans charged off                                  (165)          (79)
Recoveries                                           11             4
                                                               ______   ______
Balance, March 31                                $2,648        $2,600


   At March 31, 2001, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $154,195. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.
   At March 31, 2001, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.


NOTE 3.  SHORT-TERM BORROWINGS

   Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand.

NOTE 4.  LONG-TERM BORROWINGS

   Long-term borrowings are comprised of advances from the Federal Home Loan Bank (FHLB). Under terms of a blanket agreement, collateral for the loans are secured by certain qualifying assets of the Corporation's banking subsidiary which consist principally of first mortgage loans and certain investment securities.


NOTE 5.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
         CONCENTRATIONS OF CREDIT RISK

   The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation does not engage in trading activities with respect to any of its financial instruments with off-balance sheet risk.
   The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.
   The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
   The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2001, and December 31, 2000, were as follows:



(amounts in thousands)                        March 31,       December 31,
                                               2001              2000
                                               _______         ______
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                     $18,118        $15,467
  Standby letters of credit                        $ 1,005        $   947



   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party.
        Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
   Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation may hold collateral to support standby letters of credit for which collateral is deemed necessary.
   The Corporation grants commercial, agribusiness and residential loans to customers within the state. It is management's opinion that the loan portfolio was balanced and diversified at March 31, 2001, to the extent necessary to avoid any significant concentration of credit risk.

NOTE 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended March 31, 2001, were are follows:


(Amounts in thousands, except common share data)


                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______

Balance at January 1, 2001                2,933,727        $5,867       $9,761

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
  Total Comprehensive
    income (loss)
Cash dividends -
   $.20 per share

                                          _________        ______       ______
Balance at March 31, 2001                 2,933,727        $5,867       $9,761





(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______        _______      __________

Balance at January 1, 2001                           $23,311       $   815

Comprehensive Income:
  Net Income                           $1,203          1,203
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                             1,628                        1,628
                                       ______
  Total Comprehensive
     income (loss)                     $2,831
Cash dividends -
   $.20 per share                                       (567)

                                                     _______        ______
Balance at March 31, 2001                            $23,947        $2,443




(Amounts in thousands, except common share data)


                                      Treasury
                                        Stock         Total
                                        _____         _____

Balance at January 1, 2001              $(3,097)        $36,657

Comprehensive Income:
  Net Income                                              1,203
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                               1,628
  Total Comprehensive
     income (loss)
Cash dividends -
   $.20 per share                                          (567)

                                        _______         _______
Balance at March 31, 2001               $(3,097)        $38,921



NOTE 7.  MANAGEMENT'S ASSERTIONS AND COMMENTS REQUIRED TO BE
         PROVIDED WITH FORM 10Q FILING

 In management's opinion, the consolidated interim financial statements reflect fair presentation of the consolidated financial position of First Keystone Corporation and Subsidiary, and the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements are unaudited; however they reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim periods presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature. The independent accountants, J. H. Williams & Co., LLP, reviewed these consolidated financial statements as stated in their accompanying review report.
 The results of operations for the three-month period ended March
31, 2001, are not necessarily indicative of the results to be expected for the full year.
 These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by generally accepted accounting principles applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2000, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001, and 2000. These consolidated financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
April 24, 2001

Item 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of March 31, 2001



RESULTS OF OPERATIONS

 First Keystone Corporation realized earnings for the first quarter of 2001 of $1,203,000, an increase of $45,000, or 3.9% over the first quarter of 2000. The increase in net income for the first quarter of 2001 was primarily the result of an increase of $126,000, or 35.5% in non-interest income or other income, and a decrease in total other expense of $45,000, or 2.6%. The tightening of our net interest margin resulted in net interest income remaining relatively stable at $2,817,000 for the first quarter of 2001 compared to $2,826,000 for the first quarter of 2000. On a per share basis, net income per share increased to $.42 for the first three months of 2001 compared to $.41 for the first three months of 2000, while dividends increased to $.20 per share up from $.19 in 2000, or an increase of 5.3%.

 Year-to-date net income annualized amounts to a return on average common equity of 12.87% and a return on assets of 1.30%. For the three months ended March 31, 2000, these measures were 15.83% and 1.40%, respectively on an annualized basis.


NET INTEREST INCOME

 The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2001, net interest income decreased slightly because of our reduced net interest margin. In the first quarter of 2001, interest income amounted to $6,697,000, an increase of $653,000 or 10.8% over the first quarter of 2000, while interest expense amounted to $3,880,000 in the first quarter of 2001, an increase of $662,000, or 20.6% over the first quarter of 2000. As a result, net interest income decreased $9,000, or 0.3% over the first quarter of 2000.

 Our net interest margin for the quarter ended March 31, 2001, was 3.48% compared to 3.96% for the quarter ended March 31, 2000.


PROVISION FOR LOAN LOSSES


 The provision for loan losses for the quarter ended March 31, 2001, was $100,000, compared to the $75,000 provision for the first quarter of 2000. Net charge-offs totaled $154,000 for the three months ended March 31, 2001, as compared to $75,000 for the first three months of 2000. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.40% as of March 31, 2001, as compared to 1.42% as of December 31, 2000, and 1.38% as of March 31, 2000.


NON-INTEREST INCOME

 Total non-interest income or other income was $481,000 for the quarter ended March 31, 2001, as compared to $355,000 for the quarter ended March 31, 2000, an increase of $126,000, or 35.5%. Excluding investment security gains and losses, non-interest income was $468,000 for the first quarter of 2001, an increase of $116,000 over the first quarter of 2000. An increase in service charges on deposit accounts and an increase in other non-interest income, were the primary reasons for the increase in non-interest income.

NON-INTEREST EXPENSES

 Total non-interest expenses, or other expenses, was $1,701,000 for the quarter ended March 31, 2001, as compared to $1,746,000 for the quarter ended March 31, 2000. The decrease of $45,000 is comprised of salary and benefits decreasing $11,000, occupancy expense increasing $18,000, and other non-interest expense decreasing $52,000. The overall decrease in non-interest expenses was $45,000, or 2.6%.

 Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses. Salaries and benefits amount to 56.2% of total non-interest expense for the three months ended March 31, 2001, as compared to 55.4% for the first three months of 2000. Other non-interest expenses amounted to $483,000 for the three months ended March 31, 2001, a decrease of $52,000, or 9.7% over the first three months of 2000.
With the decrease in our non-interest expense in the first quarter, our overall non-interest expense is less than 2% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non-interest expense.


INCOME TAXES

 Effective tax planning has helped produce favorable net income.
The effective total income tax rate was 19.6% for the first quarter of
2001 as compared to 14.9% for the first quarter of 2000.   The
increase in our effective tax rate in the first quarter of 2001 was due primarily to the limited opportunities to purchase municipal
(tax-free investments) securities at relatively attractive interest rates.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

 Total assets increased to $381,520,000 as of March 31, 2001, an increase of $21,178,000, or 5.9% over year-end 2000. Total deposits increased to $290,151,000 as of March 31, 2001, an increase of $18,678,000, or 6.9% over year-end 2000.

 With the increase in total deposits, the Corporation did not increase borrowed funds. Short-term borrowings remained stable at $8,887,000 as of March 31, 2001, comparable to $8,560,000 as of March 30, 2000. Long-term borrowings decreased by $1,000,000 to $40,250,000 as of March 31, 2001.


EARNING ASSETS

 Our primary earning asset, loans, net of unearned income decreased to $188,994,000 as of March 31, 2001, down $1,677,000, or
0.9% since year-end 2000. The loan portfolio continues to be well diversified and overall asset quality remains strong with past-due loans and non-performing assets remaining relatively stable.

 Our investment portfolio increased in size from December 31, 2000, to March 31, 2001. Held-to-maturity securities amounted to $8,459,000 as of March 31, 2001, a decrease of $278,000 from December 31, 2000. However, available-for-sale securities amounted to $157,014,000 as of March 31, 2001, an increase of $14,790,000 from year-end 2000. Interest bearing deposits with banks increased to $11,300,000 as of March 31, 2001, compared to $2,428,000 as of
December 31, 2000.

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


NON-PERFORMING ASSETS

 Non-performing assets consist of non-accrual and restructured loans, other real estate and foreclosed assets, together with loans past-due 90 days or more and still accruing. As of March 31, 2001, total non-performing assets were $1,104,000 as compared to $742,000 on December 31, 2000. Non-performing assets to total loans and foreclosed assets was .58% as of March 31, 2001, and .21% as of December 31, 2000.

 Interest income received on non-performing loans as of March 31, 2001, was $5,179 compared to $30,345 as of December 31, 2000.
Interest income, which would have been recorded on these loans under the original terms as of March 31, 2001, and December 31, 2000, were $20,831 and $67,584, respectively. As of March 31, 2001 and December 31, 2000, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

 As indicated previously, total deposits increased $18,678,000 as non-interest bearing deposits decreased by $1,993,000 and interest bearing deposits increased by $20,671,000 as of March 31, 2001, from year-end 2000. Total short-term and long-term borrowings declined slightly by $673,000 from year-end 2000.


CAPITAL STRENGTH

 Normal increases in capital are generated by net income, less cash dividends paid out. Also, net unrealized gains on investment securities available-for-sale increased shareholders' equity, or capital, net of taxes by $2,443,000 as of March 31, 2001, and $815,000 as of December 31, 2000. Our stock repurchase plan indicates 100,000 shares being repurchased as of March 31, 2001 and December 31, 2000. This had an effect of our reducing our total stockholders' equity by $3,097,000 as of both March 31, 2001 and December 31, 2000. Total stockholders' equity was $38,921,000 as of March 31, 2001, compared to $36,657,000 as of December 31, 2000.

 Leverage ratio and risk based capital ratios remain very strong.
As of March 31, 2001, our leverage ratio was 9.87% as compared to 10.47% as of December 31, 2000. In addition, Tier 1 risk based capital and total risk based capital ratio as of March 31, 2001, were 15.67% and 16.99%, respectively. The same ratios as of December 31, 2000, were 16.25% and 17.55%, respectively.


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

               None.


     Item 3.   Defaults Upon Senior Securities

               None.


     Item 4.   Submission of Matters to a Vote of Security Holders

               Annual Meeting of Shareholders of First Keystone
               Corporation held on Tuesday, April 17, 2001, at 10:00 a.m.


                                                     Votes      Votes
Directors Elected                  Votes For        Against      Withheld
_________________                  _________       ______       _______
John Arndt                     2,431,315        50,404          0
J. Gerald Bazewicz             2,431,315        50,404          0
Robert E. Bull                 2,430,767        50,952          0


                                                Broker
Directors Elected              Abstentions      Non-Votes
_________________              ___________      _________
John Arndt                     0                0
J. Gerald Bazewicz             0                0
Robert E. Bull                 0                0



Directors Continuing:
____________________

John L. Coates, term expires in 2002
Dudley P. Cooley, term expires in 2002
Budd L. Beyer, term expires in 2003
Frederick E. Crispin, Jr., term expires in 2003
Jerome F. Fabian, term expires in 2003
Robert J. Wise, term expires in 2003


Matters Voted Upon:
__________________

Selection of J. H. Williams & Co. LLP, as auditors for the
Corporation.

Votes For -  2,463,445
Votes Against -  17,731
Votes Withheld -  0
Abstentions -  543
Broker Non-Votes -  0


     Item 5.   Other Information

               None.

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits required by Item 601 Regulation S-K


Exhibit Number         Description of Exhibit

   3(i)                Articles of Incorporation, as amended

   3(ii)               Bylaws, as amended

   10.1                Supplemental Employee Retirement Plan
                       (Incorporated by reference to Exhibit 10 to Registrant's Form 10-K for the year ended
                       December 31, 2000)

   10.2                Management Incentive Compensation Plan
                       (Incorporated by reference to Exhibit 10 (Page
                       18) to Registrant's Form 10Q for the quarter ended June 30, 1997)

   10.3 Profit Sharing Plan Summary (Incorporated by reference to Exhibit 10 (Page 16) to
                       Registrant's Form 10Q for the quarter ended
                       June 30, 1997)

   10.4 First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 99 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

    11                 Statement RE:  Computation of Earnings Per
                       Share.


           (b) During the quarter ended March 30, 2001, the registrant filed the following reports on Form 8-K:

Date of Report      Item       Description
______________      ____       ___________

March 27, 2001        5        Press release announcing share buyback
                               plan.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST KEYSTONE CORPORATION
                              Registrant


May 11, 2001
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



May 11, 2001
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

                           INDEX TO EXHIBITS

Exhibit             Description
_______             ___________

 10.1               Supplemental Employee Retirement Plan
                    (Incorporated by reference to Exhibit 10 to Registrant's Form 10-K for the year ended December 31, 2000)

 10.2               Management Incentive Compensation Plan
                    (Incorporated by reference to Exhibit 10 (Page 18) to Registrant's Form 10Q for the quarter ended June 30, 1997)

 10.3 Profit Sharing Plan Summary (Incorporated by reference to Exhibit 10 (Page 16) to Registrant's Form 10Q for the quarter ended June 30, 1997)

 10.4 First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 99 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

  11                Compensation of Earning Per Share