Form 10-Q/A
period 2001-03-31
FIRST KEYSTONE CORP
filed 2001-05-15
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                              FORM 10Q/A

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


                              FIRST KEYSTONE CORPORATION
                              Registrant


May 15, 2001                  /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



May 15, 2001                  /s/ David R. Saracino
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)