Form 10-Q
period 2001-06-30
FIRST KEYSTONE CORP
filed 2001-08-06
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q


Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

Common Stock, $2 Par Value, 2,833,727 shares as of June 30, 2001.

                    PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                      FIRST KEYSTONE CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


(Amounts in thousands, except per share data)

                                                  June         December
                                                  2001          2000
ASSETS
Cash and due from banks                             $  6,475       $  6,733
Interest bearing deposits with banks                   7,598          2,428
Available-for-sale securities carried
  at estimated fair value                            164,602        142,224
Investment securities, held to maturity
  securities, estimated fair value
  of $8,010 and $8,635                                 8,044          8,737
Loans, net of unearned income                        197,262        190,671
Allowance for loan losses                             (2,703)        (2,702)
                                                    ________       ________
Net loans                                           $194,559       $187,969
Bank premises and equipment                            3,392          3,570
Accrued interest receivable                            2,958          2,491
Other assets                                           3,679          6,190
                                                    ________       ________
  Total Assets                                      $391,307       $360,342

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
  Non-interest bearing                              $ 28,158       $ 24,847
  Interest bearing                                   273,307        246,626
                                                    ________       ________
  Total deposits                                    $301,465       $271,473
Short-term borrowings                                  8,828          8,603
Long-term borrowings                                  40,250         41,250
Accrued interest and other expenses                    1,962          2,231
Other liabilities                                        233            128
                                                    ________       ________
  Total Liabilities                                 $352,738       $323,685

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  5,867       $  5,867
Surplus                                                9,761          9,761
Retained earnings                                     24,625         23,311
Accumulated other comprehensive
  income (loss)                                        1,413            815
Treasury stock at cost 100,000 shares
  in 2001 and 100,000 in 2000                         (3,097)        (3,097)
                                                    ________       ________

  Total Stockholders' Equity                        $ 38,569       $ 36,657
                                                    ________       ________
  Total Liabilities and
     Stockholders' Equity                           $391,307       $360,342


See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                              (Unaudited)


(Amounts in thousands except per share data)

                                                  2001          2000
INTEREST INCOME
Interest and fees on loans                        $   3,981       $   3,944
Interest and dividend income
  on securities                                       2,656           2,195
Interest on deposits in banks                            68               2
Other interest income                                    71              98
                                                  _________       _________
  Total Interest Income                           $   6,776       $   6,239

INTEREST EXPENSE
Interest on deposits                              $   3,180       $   2,710
Interest on short-term borrowings                        84             312
Interest on long-term borrowings                        585             319
                                                  _________       _________
  Total Interest Expense                          $   3,849       $   3,341

Net interest income                               $   2,927       $   2,898
Provision for loan losses                                85              85
                                                  _________       _________
Net Interest Income After
  Provision for Loan Losses                       $   2,842       $   2,813

OTHER INCOME
Service charges on deposit accounts                $    309       $     245
Other non-interest income                               217             157
Investment securities gains
  (losses) net                                           38              50
                                                  _________       _________
  Total Other Income                              $     564       $     452

OTHER EXPENSES
Salaries and employee benefits                    $     955       $     928
Net occupancy and fixed asset
  expense                                               265             241
Other non-interest expense                              603             493
                                                  _________       _________
  Total Other Expenses                            $   1,823       $   1,662

Income before income taxes                        $   1,583       $   1,603
Applicable income tax (benefit)                         339             280
                                                  _________       _________
Net Income                                        $   1,244       $   1,323

PER SHARE DATA
  Net Income                                      $     .44       $     .47
  Cash Dividends                                        .20             .19
  Weighted Average Shares
    Outstanding                                   2,833,727       2,833,727


See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                              (Unaudited)


(Amounts in thousands except per share data)

                                                  2001          2000
INTEREST INCOME
Interest and fees on loans                         $   7,930      $   7,778
Interest and dividend income
  on securities                                        5,214          4,317
Interest on deposits in banks                            169              3
Other interest income                                   160             185
                                                   _________      _________
  Total Interest Income                            $  13,473      $  12,283

INTEREST EXPENSE
Interest on deposits                               $   6,356      $   5,259
Interest on short-term borrowings                        196            637
Interest on long-term borrowings                       1,177            663
                                                   _________      _________
  Total Interest Expense                           $   7,729      $   6,559

Net interest income                                $   5,744      $   5,724
Provision for loan losses
                                                        185             160
                                                   _________      _________
Net Interest Income After
  Provision for Loan Losses                        $   5,559      $   5,564

OTHER INCOME
Service charges on deposit accounts                $     577      $     455
Other non-interest income                                417            299
Investment securities gains
  (losses) net                                            51             53
                                                   _________      _________
  Total Other Income                               $   1,045      $     807

OTHER EXPENSES
Salaries and employee benefits                     $   1,911      $   1,895
Net occupancy and fixed asset
  expense                                                527            485
Other non-interest expense                             1,086          1,028
                                                   _________      _________
  Total Other Expenses                             $   3,524      $   3,408

Income before income taxes                         $   3,080      $   2,963
Applicable income tax (benefit)                          633            482
                                                   _________      _________
Net Income                                         $   2,447      $   2,481

PER SHARE DATA
  Net Income                                       $     .86      $     .88
  Cash Dividends                                         .40            .38
  Weighted Average Shares
    Outstanding                                    2,833,727      2,833,727


See Accompanying Notes to Financial Statements




                      FIRST KEYSTONE CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                              (Unaudited)


(Amounts in thousands)
                                                  2001          2000
OPERATING ACTIVITIES
Net income                                          $  2,447       $  2,481
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Provision or loan losses                               185            160
  Provision for depreciation
    and amortization                                     215            205
  Premium amortization on
    investment securities                                112             53
  Discount accretion on investment
    securities                                          (506)          (365)
  Gain on sale of mortgage loans                         (48)           (11)
  Proceeds from sale of mortgage loans                 3,950          1,374
  Originations of mortgage loans for
    resale                                            (2,578)        (1,594)
  (Gain) loss on sales of investment
    securities                                           (51)           (53)
  (Gain) loss on sales of other real
    estate owned                                         (35)            36
  Deferred income tax (benefit)                          (80)           (41)
  (Increase) decrease in interest
    receivable and other assets                        2,306            (27)
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                                   (262)            93
                                                    ________       ________
  Net Cash Provided by Operating
    Activities                                      $  5,655       $  2,311

INVESTING ACTIVITIES
  Purchases of investment securities
    available for sale                              $(54,152)      $(32,653)
  Proceeds from sales of investment
    securities available for sale                     15,290         15,771
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                     12,622          2,114
  Proceeds from maturities and
    redemption of investment
    securities held to maturity                        5,777          3,012
  Net (increase) decrease in loans                    (8,619)        (3,614)
  Purchase of premises and equipment                     (36)           (68)
  Proceeds from sale of other real
    estate owned                                         291            118
                                                    ________       ________
  Net Cash Used by Investing
    Activities                                      $(28,827)      $(15,320)

FINANCING ACTIVITIES
  Net increase (decrease) in
    deposits                                        $ 29,992       $ 26,550
  Net increase (decrease) in
    short-term borrowings                                225        (11,548)
  Net increase (decrease)in
    long-term borrowings                              (1,000)         2,250
  Cash dividends                                      (1,133)        (1,077)
                                                    ________       ________
  Net Cash Provided by Financing
    Activities                                      $ 28,084       $ 16,175

Increase (Decrease) in Cash
    and Cash Equivalent                             $  4,912       $  3,166
Cash and Cash Equivalents, Beginning                   9,161          6,964
                                                    ________       ________
Cash and Cash Equivalents, Ending                   $ 14,073       $ 10,130

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
  Cash paid during period for
     Interest                                       $  6,042       $  6,601
     Income Taxes                                        654            347

See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
              CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                             June 30, 2001
                              (Unaudited)

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accounting policies of First Keystone Corporation and Subsidiary are in accordance with accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:

PRINCIPLES OF CONSOLIDATION
   The consolidated financial statements include the accounts of First Keystone Corporation and its wholly-owned Subsidiary, The First National Bank of Berwick. All significant inter-company balances and transactions have been eliminated in consolidation.

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

USE OF ESTIMATES
   The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

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


Note 2.  ALLOWANCE FOR LOAN LOSSES


   Changes in the allowance for loan losses for the periods ended
June 30, 2001, and June 30, 2000, were as follows:

(amounts in thousands)
                                               2001          2000
                                               ____          ____
Balance, January 1                               $2,702        $2,600
Provision charged to operations                     185           160
Loans charged off                                  (232)         (163)
Recoveries                                           48            10
                                                               ______   ______
Balance, June 30                                 $2,703        $2,607




   At June 30, 2001, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $160,081. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

   At June 30, 2001, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.


Note 3.  SHORT-TERM BORROWINGS

   Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand.

Note 4.  LONG-TERM BORROWINGS

   Long-term borrowings are comprised of advances from the Federal Home Loan Bank. Under terms of a blanket agreement, collateral for the loans are secured by certain qualifying assets of the Corporation's banking subsidiary which consist principally of first mortgage loans and certain investment securities.


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

   The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2001, and December 31, 2000, were as follows:


(amounts in thousands)
                                               June 30,       December 31,
                                                2001            2000
                                                ____            ____
Financial instruments whose contract
  amounts represent credit risk:
  Commitments to extend credit                     $17,323        $15,467
  Standby letters of credit                        $ 1,105        $   947



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

   Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation may hold collateral to support standby letters of credit for which collateral is deemed necessary.
   The Corporation grants commercial, agribusiness and residential loans to customers within the state. It is management's opinion that the loan portfolio was balanced and diversified at June 30, 2001, to the extent necessary to avoid any significant concentration of credit risk.

Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended June 30, 2001, were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______

Balance at January 1, 2001                2,933,727        $5,867       $9,761

Comprehensive Income:
  Net Income
   Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
  Total Comprehensive
    income (loss)
Cash dividends -
  $.38 per share
                                          _________        ______       ______
Balance at June 30, 2001                  2,933,727        $5,867       $9,761





(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                    ________       ________   _____________

Balance at January 1, 2001                           $23,311        $  815

Comprehensive Income:
  Net Income                           $2,447          2,447
   Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects                                598                          598
                                       ______
  Total Comprehensive
   income (loss)                       $3,045
Cash dividends -
   $.38 per share                                     (1,133)
                                                     _______        ______
Balance at June 30, 2001                             $24,625        $1,413




(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                 ______         _____

Balance at January 1, 2001                        $(3,097)       $36,657

Comprehensive Income:
  Net Income                                                       2,447
   Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects                                                           598
  Total Comprehensive
   income (loss)
Cash dividends -
  $.38 per share                                                  (1,133)
                                                  _______        _______
Balance at June 30, 2001                          $(3,097)       $38,569




 The Board of Directors adopted a Dividend Reinvestment and Stock Purchase Plan in June 2001. Under the Plan, 100,000 shares of Common Stock may be issued to Stockholders who elect to reinvest dividends. Voluntary cash payments will also be permitted. Issuance price will be based on the then current market price.


Note 7.  MANAGEMENT'S ASSERTIONS AND COMMENTS REQUIRED TO BE
         PROVIDED WITH FORM 10Q FILING

 In management's opinion, the consolidated interim financial statements reflect fair presentation of the consolidated financial position of First Keystone Corporation and Subsidiary, and the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements are unaudited, however they reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim period presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature.

 The results of operations for the six-month period ended June
30, 2001, are not necessarily indicative of the results to be expected for the full year.

 These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2000, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2001, and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America..

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




/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
July 19, 2001

Item 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and Results of
         Operation as of June 30, 2001


 This quarterly report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions, and pending or threatened litigation. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.


RESULTS OF OPERATIONS

 First Keystone Corporation realized earnings for the second quarter of 2001 of $1,244,000, a decrease of $79,000, or 6.0% from the second quarter of 2000. Six months net income for the period ended June 30, 2001, amounted to $2,447,000, a decrease of 1.4% from the $2,481,000 net income reported June 30, 2000. The decrease in net income in 2001 was primarily the result of continued pressure on our net interest margin and an increase in our effective tax liability.
On a per share basis, net income per share decreased to $.86 for the six months of 2001 compared to $.88 for the first six months of 2000, while dividends increased to $.40 per share up from $.38 in 2000, or an increase of 5.3%.

 Year-to-date net income annualized amounts to a return on average common equity of 13.00% and a return on assets of 1.30%. For the six months ended June 30, 2000, these measures were 16.96% and 1.50%, respectively on an annualized basis.


NET INTEREST INCOME

 The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 2001, interest income amounted to $6,776,000, an increase of $537,000 or 8.6% over the second quarter of 2000.
Interest expense amounted to $3,849,000 in the second quarter of 2001, an increase of $508,000, or 15.2% over the second quarter of 2000. Accordingly, net interest income amounted to $2,927,000 in the second quarter of 2001, an increase of $29,000, or 1.0% over the second quarter of 2000. Year-to-date for the six months ended June 30, 2001, total interest income increased $1,190,000, or 9.7% over the first six months of 2000. Total interest expense increased $1,170,000, or 17.8% for the first six months of 2001 over 2000. This resulted in net interest income increasing $20,000, or 0.3% for the six months ended June 30, 2001, over 2000.

 Our net interest margin for the quarter ended June 30, 2001, was 3.44% compared to 4.08% for the quarter ended June 30, 2000. For the six months ended June 30, 2001, our net interest margin was 3.46% compared to 4.06% for the first six months of 2000.


PROVISION FOR LOAN LOSSES

 The provision for loan losses for the quarter ended June 30, 2001, was $85,000 the same as the second quarter of 2000.
          Year-to-date, the provision for loan losses amounts to $185,000 in 2001 as compared to the $160,000 provision for the period ended June 30, 2000. Net charge-offs increased to $184,000 for the six months ended June 30, 2001, as compared to $153,000 for the first six months of 2000.

 The allowance for loan losses as a percentage of loans, net of unearned interest remains strong at 1.37% as of June 30, 2001, and 1.42% as of December 31, 2000.


NON-INTEREST INCOME

 Total non-interest or other income was $564,000 for the quarter ended June 30, 2001, as compared to $452,000 for the quarter ended
June 30, 2000.  Excluding investment security gains and losses, non-interest income was $526,000 for the second quarter of 2001, as compared to $402,000 in the second quarter of 2000. For the six months ended June 30, 2001, total non-interest income was $1,045,000, an increase of $238,000, or 29.5% from the first six months of 2000.
An increase in service charges on deposit accounts and other non-interest income in the first six months of 2001 accounts for the change in total non-interest or other income.


NON-INTEREST EXPENSES

 Total non-interest, or other expenses, was $1,823,000 for the quarter ended June 30, 2001, as compared to $1,662,000 for the quarter ended June 30, 2000. The increase of $161,000 is comprised of salary and benefits increasing $27,000, occupancy expense increasing $24,000, and other non-interest expense increasing $110,000.

 For the six months ended June 30, 2001, total non-interest expense was $3,524,000, an increase of $116,000, or 3.4% over the first six months of 2000. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses. Salaries and benefits amount to 54.2% of total non-interest expense for the six months ended June 30, 2001, as compared to 55.6% for the first six months of 2000. Salaries and benefits amounted to $1,911,000 for the six months ended June 30, 2001, an increase of $16,000, or 0.8% over the first six months of 2000. Net occupancy expense amounted to $527,000 for the six-months ended June 30, 2001, an increase of $42,000, or 8.7% over 2000. Other non-interest expenses amounted to $1,086,000 for the six months ended June 30, 2001, an increase of $58,000, or 5.6% over the first six months of 2000. With the increase in non-interest expenses in 2001, our overall non-interest expense continues at less than 2% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non-interest expense.


INCOME TAXES

 Effective tax planning has helped produce favorable net income.
The effective total income tax rate was 21.4% for the second quarter of 2001 as compared to 17.5% for the second quarter of 2000. For the six months ended June 30, 2001, our tax liability amounted to $633,000 for an effective tax rate of 20.6% as compared to an effective tax rate of 16.3% for the first six months of 2000. The increase in our effective tax rate was due primarily to the limited availability of municipal (tax-free investments) securities at attractive interest rates.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

 Total assets increased to $391,307,000 as of June 30, 2001, an increase of $30,965,000, or 8.6% over year-end 2000. Total deposits increased to $301,465,000 as of June 30, 2001, an increase of $29,992,000, or 11.0% over year-end 2000.

 The Corporation used the increase in total deposits to fund primarily an increase in earnings assets, in particular, total loans and investment securities.

EARNING ASSETS

 Our primary earning asset, loans, net of unearned income increased to $197,262,000 as of June 30, 2001, up $6,591,000, or 3.5%
since year-end 2000. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate. Asset quality remains strong with past-due loans and non-performing loans being relatively stable.

 In addition to loans, another primary earning asset is our investment portfolio which also increased in size from December 31, 2000, to June 30, 2001. Held-to-maturity securities amounted to $8,044,000 as of June 30, 2001, a decrease of $693,000, or 7.9% since year-end 2000. However, available-for-sale securities increased to $164,602,000 as of June 30, 2001, an increase of $22,378,000, or 15.7%
from year-end 2000. Interest bearing deposits with banks increased to $7,598,000 on June 30, 2001, as compared to $2,428,000 as of December 31, 2000.


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


NON-PERFORMING ASSETS

 Non-performing assets consist of non-accrual and restructured loans, other real estate and foreclosed assets, together with the loans past-due 90 days or more and still accruing. As of June 30, 2000, total non-performing assets were $1,278,000 as compared to $742,000 on December 31, 2000. Non-performing assets to total loans and foreclosed assets was .66% as of June 30, 2001, and .39% as of December 31, 2000.

 Interest income received on non-performing loans as of June 30, 2001, was $10,588 compared to $30,345 as of December 31, 2000.
Interest income, which would have been recorded on these loans under the original terms as of June 30, 2001, and December 31, 2000, was $36,421 and $67,584, respectively. As of June 30, 2001 and December 31, 1999, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

 As indicated previously, total deposits increased by $29,992,000 as non-interest bearing deposits increased by $3,311,000 and interest bearing deposits increased by $26,681,000 as of June 30, 2001, from year-end 2000. Total short-term and long-term borrowings decreased slightly by $775,000 from year-end 2000.


CAPITAL STRENGTH

 Normal increases in capital are generated by net income, less cash dividends paid out. Also, net unrealized gains on investment securities available-for-sale increased shareholders' equity, or capital by $1,413,000 as of June 30, 2001, and $815,000 as of December 31, 2000. Our stock repurchase plan repurchased 100,000 shares as of June 30, 2001 and December 31, 2000. This had an effect of our reducing our total stockholders' equity by $3,097,000.

 Total stockholders' equity was $38,569,000 as of June 30, 2001, and $36,657,000 as of December 31, 2000. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2001, our leverage ratio was 9.66% compared to 10.47% as of December 31, 2000. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2001, were 15.33% and 16.45%, respectively. The same ratios as of
December 31, 2000, were 16.25% and 17.55%, respectively.


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


     Item 3.   Defaults Upon Senior Securities

               None.


     Item 4.   Submission of Matters to a Vote of Security Holders

               Annual Meeting of Shareholders of First Keystone
               Corporation held on Tuesday, April 17, 2001, at 10:00 a.m.

                                                     Votes        Votes
Directors Elected                  Votes For        Against      Withheld
________________                    ________       ______        ______
John Arndt                     2,431,315        50,404          0
J. Gerald Bazewicz             2,431,315        50,404          0
Robert E. Bull                 2,430,767        50,952          0


                                                Broker
Directors Elected              Abstentions      Non-Votes
________________               ___________      _________
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


     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits required by Item 601 Regulation S-K


Exhibit Number         Description of Exhibit

    3(i)               Articles of Incorporation, as amended
                       (Incorporated by reference to Exhibit 3(i) to Registrant's Annual Report of Form 10-Q for the quarter ended March 31, 2001)

    3(ii) Bylaws, as amended (Incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-Q for the quarter ended
                       March 31, 2001)

    10 Material Contracts (Incorporated by reference to Exhibit 10 to Registrant's Form 10-Q for the quarter ended June 30, 1997, and Registrant's Form 10-K for the year ended December 31, 2000)

    11                 Statement RE:  Computation of Earnings Per
                       Share.


           (b) The Registrant has filed no reports on Form 8-K for this quarter.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST KEYSTONE CORPORATION
                              Registrant


August 6, 2001                /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



August 6, 2001                /s/ David R. Saracino
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

                           INDEX TO EXHIBITS

Exhibit             Description

   10               Supplemental Employee Retirement Plan
                    (Incorporated by reference to Exhibit 10 to Registrant's Form 10-K for the year ended December 31, 2000)
                     Management Incentive Compensation Plan
                     (Incorporated by reference to Exhibit 10 (Page 18)
                      to Registrant's Form 10-Q for the quarter ended June 30, 1997)

                    Profit Sharing Plan Summary (Incorporated by reference to Exhibit 10 (Page 16) to Registrant's Form 10-Q for the quarter ended June 30, 1997)

                    First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 99 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)

  11                Compensation of Earnings Per Share