Form 10-Q
period 2001-09-30
FIRST KEYSTONE CORP
filed 2001-11-15
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q


Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

Commission File Number: 2-88927

                      FIRST KEYSTONE CORPORATION
        (Exact name of registrant as specified in its charter)


         Pennsylvania                                  23-2249083
           (I.R.S. Employer
        identification No.)


111 West Front Street, Berwick, PA                      18603
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (570) 752-3671

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

Common Stock, $2 Par Value, 2,833,727 shares as of September 30, 2001.

                    PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                      FIRST KEYSTONE CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


(Amounts in thousands, except per share data)

                                                 September     December
                                                    2001          2000
ASSETS
Cash and due from banks                             $ 10,118       $  6,733
Interest bearing deposits with banks                      82          2,428
Available-for-sale securities
  carried at estimated fair value                    170,744        142,224
Investment securities, held to maturity
  securities, estimated fair value of
  $7,548 and $8,635                                    7,562          8,737
Loans, net of unearned income                        199,021        190,671
Allowance for loan losses                             (2,653)        (2,702)
                                                    ________       ________
Net loans                                           $196,368       $187,969
                                                    ________       ________
Bank premises and equipment                            3,340          3,570
Accrued interest receivable                            2,826          2,491
Other assets                                           4,166          6,190
                                                    ________       ________
  Total Assets                                      $395,206       $360,342

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
  Non-interest bearing                              $ 27,016       $ 24,847
  Interest bearing                                   271,994        246,626
                                                    ________       ________
  Total deposits                                    $299,010       $271,473
Short-term borrowings                                  9,791          8,603
Long-term borrowings                                  42,250         41,250
Accrued interest and other expenses                    2,096          2,231
Other liabilities                                      1,177            128
                                                    ________       ________

  Total Liabilities                                 $354,324       $323,685

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  5,867       $  5,867
Surplus                                                9,761          9,761
Retained earnings                                     25,465         23,311
Accumulated other comprehensive
  income (loss)                                        2,886            815
Treasury stock at cost 100,000 shares
  in 2001 and 100,000 in 2000                         (3,097)        (3,097)
                                                    ________       ________

  Total Stockholders' Equity                        $ 40,882       $ 36,657
                                                    ________       ________
  Total Liabilities and
    Stockholders' Equity                            $395,206       $360,342

See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED September 30, 2001 AND 2000
                              (Unaudited)


(Amounts in thousands except per share data)

                                                  2001          2000
INTEREST INCOME
Interest and fees on loans                        $   3,990       $   4,031
Interest and dividend income on
  securities                                          2,663           2,421
Interest on deposits in banks                            36               1
Other Interest Income                                    47              99
                                                  _________       _________
  Total Interest Income                           $   6,736       $   6,552

INTEREST EXPENSE
Interest on deposits                              $   2,886       $   2,786
Interest on short-term borrowings                        90             384
Interest on long-term borrowings                        602             479
                                                  _________       _________
  Total Interest Expense                          $   3,578       $   3,649

Net interest income                               $   3,158       $   2,903
Provision for loan losses                               100              75
                                                  _________       _________
Net Interest Income After
  Provision for Loan Losses                       $   3,058       $   2,828

OTHER INCOME
Service charges on deposit accounts               $     284       $     264
Other non-interest income                               202             191

Investment securities gains
  (losses) net                                           45              70
                                                  _________       _________
  Total Other Income                              $     531       $     525

OTHER EXPENSES
Salaries and employee benefits                    $     971       $     938
Net occupancy and fixed asset
  expense                                               246             273
Other non-interest expense                              559             451
                                                  _________       _________
  Total Other Expenses                            $   1,776       $   1,662

Income before income taxes                        $   1,813       $   1,691
Applicable income tax (benefit)                         406             328
                                                  _________       _________
Net Income                                        $   1,407       $   1,363

Per Share Data
  Net Income                                      $     .50       $     .48
  Cash dividends                                        .20             .19
  Weighted average shares
    outstanding                                   2,833,727       2,833,727



See Accompanying Notes to Financial Statements



                      FIRST KEYSTONE CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
         FOR THE NINE MONTHS ENDED September 30, 2001 AND 2000
                              (Unaudited)


(Amounts in thousands except per share data)

                                                  2001          2000
INTEREST INCOME
Interest and fees on loans                         $  11,920      $  11,809
Interest and dividend income on
  securities                                           7,877          6,738
Interest on deposits in banks                            205              4
Other interest                                           207            284
                                                   _________      _________
  Total Interest Income                            $  20,209      $  18,835

INTEREST EXPENSE
Interest on deposits                               $   9,242      $   8,045
Interest on short-term borrowings                        286          1,021
Interest on long-term borrowings                       1,779          1,142
                                                   _________      _________
  Total Interest Expense                           $  11,307      $  10,208

Net interest income                                $   8,902      $   8,627
Provision for loan losses                                285            235
                                                   _________      _________
Net Interest Income After
  Provision for Loan Losses                        $   8,617      $   8,392

OTHER INCOME
Service charges on deposit accounts                $     861      $     719
Other non-interest income                                619            490
Investment securities gains (losses)
  net                                                     96            123
                                                   _________      _________
  Total Other Income                               $   1,576      $   1,332

OTHER EXPENSES
Salaries and employee benefits                     $   2,882      $   2,833
Net occupancy and fixed asset expense                    773            758
Other non-interest expense                             1,645          1,479
                                                   _________      _________
  Total Other Expenses                             $   5,300      $   5,070

Income before income taxes                         $   4,893      $   4,654
Applicable income tax (benefit)                        1,039            810
                                                   _________      _________
Net Income                                         $   3,854      $   3,844

Per Share Data
  Net Income                                       $    1.36      $    1.36
  Cash dividends                                         .60            .57
   Weighted average shares outstanding             2,833,727      2,833,727



See Accompanying Notes to Financial Statements




                      FIRST KEYSTONE CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED September 30, 2001 AND 2000
                              (Unaudited)


(Amounts in thousands)
                                                  2001          2000
OPERATING ACTIVITIES
Net income                                          $  3,854       $  3,844
Adjustments to reconcile net income
  to net cash provided By operating
  activities:
  Provision for loan losses                              285            235
  Provision for depreciation and
    amortization                                         298            302
  Premium amortization on investment
    securities                                           206             76
  Discount accretion on investment
    securities                                          (732)          (647)
  Gain on sale of mortgage loans                         (95)           (19)
  Proceeds from sale of mortgage loans                 6,865          1,812
  Originations of mortgage loans for
    resale                                            (3,820)        (2,441)
  (Gain) loss on sales of investment
    securities                                           (96)          (123)
  (Gain) loss on sales of other real
    estate owned                                          19             36
  Deferred income tax (benefit)                          (42)           (27)
  (Increase) decrease in interest
     receivable and other assets                       1,797           (195)
  Increase (decrease) in interest
     payable, accrued expenses and
     other liabilities                                  (127)           476
                                                    ________       ________
  Net Cash Provided by Operating
     Activities                                     $  8,412       $  3,329

INVESTING ACTIVITIES
  Purchases of investment securities
    available-for-sale                              $(78,918)      $(54,755)
  Proceeds from sales of investment
    securities available for sale                     17,372         34,718
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                     36,828          3,166
  Purchase of investment securities
    held-to-maturity                                       0              0
  Proceeds from maturities and
    redemption of investment
    securities held to maturity                        1,150          3,314
  Net (increase) decrease in loans                   (12,149)        (1,273)
  Purchase of premises and equipment                     (68)           (89)
  Proceeds from sale of other real
    estate owned                                         387            118
                                                    ________       ________
  Net Cash Used by Investing Activities             $(35,398)      $(14,801)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits               $ 27,537       $ 15,123
  Net increase (decrease) in short-term
     borrowings                                        1,188         (8,235)
  Net increase (decrease) in long-term
     borrowings                                        1,000          5,250
  Cash dividends                                      (1,700)        (1,615)
                                                    ________       ________
  Net Cash Provided by Financing
     Activities                                     $ 28,025       $ 10,523
Increase (Decrease) in Cash and
  Cash Equivalent                                      1,039           (949)
Cash and Cash Equivalents, Beginning                   9,161          6,964
                                                    ________       ________
Cash and Cash Equivalents, Ending                   $ 10,200       $  6,015

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
  Cash paid during period for
    Interest                                         $11,642        $10,029
    Income Taxes                                       1,075            695


See Accompanying Notes to Financial Statements


                      FIRST KEYSTONE CORPORATION
              CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001
                              (Unaudited)

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


Note 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended September 30, 2001, and September 30, 2000, were as follows:


(amounts in thousands)
                                               2001          2000
Balance, January 1                               $2,702        $2,600
Provision charged to operations                     285           235
Loans charged off                                  (393)         (274)
Recoveries                                           59            15
                                                               ______   ______
Balance, September 30                            $2,653        $2,576


     At September 30, 2001, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $96,252. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At September 30, 2001, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.


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

     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2001, and December 31, 2000, were as follows:


(amounts in thousands)                      September 30,     December 31,
                                               2001              2000
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                     $23,598        $15,467
  Standby letters of credit                        $ 1,055        $   947


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

     The Corporation grants commercial, agribusiness and residential loans to customers within the state. It is management's opinion that the loan portfolio was balanced and diversified at September 30, 2001, to the extent necessary to avoid any significant concentration of credit risk.

Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended September 30, 2001, were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______

Balance at January 1, 2001                2,933,727        $5,867       $9,761

Comprehensive Income:
 Net Income
   Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects
 Total Comprehensive
   income (loss)
Cash dividends -
   $.60 per share
                                          _________        ______       ______
Balance at September 30, 2001             2,933,727        $5,867       $9,761



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                    ________       ________   _____________

Balance at January 1, 2001                           $23,311        $  815

Comprehensive Income:
 Net Income                            $3,854          3,854
   Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects                              2,071                        2,071
                                       ______
 Total Comprehensive
   income (loss)                       $5,925
Cash dividends -
   $.60 per share                                     (1,700)

                                                     _______        ______
Balance at September 30, 2001                        $25,465        $2,886



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                 ______         _____

Balance at January 1, 2001                        $(3,097)       $36,657

Comprehensive Income:
 Net Income                                                        3,854
   Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects                                                         2,071
 Total Comprehensive
   income (loss)
Cash dividends -
   $.60 per share                                                 (1,700)
                                                  _______        _______
Balance at September 30, 2001                     $(3,097)       $40,882






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

     The results of operations for the nine-month period ended
September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of September 30, 2001, and the related consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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





/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
October 12, 2001

Item 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of September 30, 2001


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the third quarter of 2001 of $1,407,000, an increase of $44,000, or 3.2% from the third quarter of 2000. Nine months net income for the period ended September 30, 2001, amounted to $3,854,000, an increase of 0.3% from the $3,844,000 net income reported September 30, 2000. The small increase in year-to-date net income for 2001 was primarily the result of continued pressure on our net interest margin and an increase in our effective tax liability. On a per share basis, net income per share amounted to $1.36 for the nine months of 2001, the same as the first nine months of 2000, while dividends increased to $.60 per share up from $.57 in 2000, or an increase of 5.3%.

     Year-to-date net income annualized amounts to a return on average common equity of 13.39% and a return on assets of 1.35%. For the nine months ended September 30, 2000, these measures were 16.76% and 1.51%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 2001, interest income amounted to $6,736,000, an increase of $184,000 or 2.8% over the third quarter of 2000. Interest expense amounted to $3,578,000 in the third quarter of 2001, a decrease of $71,000, or 1.9% from the third quarter of 2000. Accordingly, net interest income amounted to $3,158,000 in the third quarter of 2001, an increase of $255,000, or 8.8% over the third quarter of 2000. Year-to-date for the nine months ended September 30, 2001, total interest income increased $1,374,000, or 7.3% over the first nine months of 2000. Total interest expense increased $1,099,000, or 10.8% for the first nine months of 2001 over 2000.
This resulted in net interest income of $8,902,000, an increase of $275,000, or 3.2% for the nine months ended September 30, 2001, as compared to 2000.

     Our net interest margin for the quarter ended September 30, 2001, was 3.62% compared to 3.94% for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, our net interest margin was 3.51% compared to 4.10% for the first nine months of 2000.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 2001, was $100,000 compared to $75,000 for the third quarter of 2000. Year-to-date, the provision for loan losses amounts to $285,000 in 2001 as compared to the $235,000 provision for the period ended
September 30, 2000.    The increased provision in 2001 was
commensurate with an increase in net charge-offs. Net charge-offs increased to $334,000 for the nine months ended September 30, 2001, as compared to $259,000 for the first nine months of 2000.

     The allowance for loan losses as a percentage of loans, net of unearned interest was 1.33% as of September 30, 2001, and 1.42% as of December 31, 2000.


NON-INTEREST INCOME

     Total non-interest or other income was $531,000 for the quarter ended September 30, 2001, as compared to $525,000 for the quarter ended September 30, 2000. Excluding investment security gains and losses, non-interest income was $486,000 for the third quarter of 2001, as compared to $455,000 in the third quarter of 2000. For the nine months ended September 30, 2001, total non-interest income was $1,576,000, an increase of $244,000, or 18.3% from the first nine months of 2000. An increase in service charges on deposit accounts and other non-interest income in the first nine months of 2001 accounts for the change in total non-interest or other income.


NON-INTEREST EXPENSES

     Total non-interest, or other expenses, was $1,776,000 for the quarter ended September 30, 2001, as compared to $1,662,000 for the quarter ended September 30, 2000. The increase of $114,000 is comprised of salary and benefits increasing $33,000, occupancy expense decreasing $27,000, and other non-interest expense increasing
$108,000.

     For the nine months ended September 30, 2001, total non-interest expense was $5,300,000, an increase of $230,000, or 4.5% over the first nine months of 2000. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses. Salaries and benefits amount to 54.4% of total non-interest expense for the nine months ended September 30, 2001, as compared to 55.9% for the first nine months of 2000.
Salaries and benefits amounted to $2,882,000 for the nine months ended September 30, 2001, an increase of $49,000, or 1.7% over the first nine months of 2000. Net occupancy expense amounted to $773,000 for the nine-months ended September 30, 2001, an increase of $15,000, or 2.0% from 2000. Other non-interest expenses amounted to $1,645,000 for the nine months ended September 30, 2001, an increase of $166,000, or 11.2% over the first nine months of 2000. With the increase in non-interest expenses in 2001, our overall non-interest expense continues at less than 2% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 22.4% for the third quarter of 2001 as compared to 19.4% for the third quarter of 2000. For the nine months ended September 30, 2001, our tax liability amounted to $1,039,000 for an effective tax rate of 21.2% as compared to an effective tax rate of 17.4% for the first nine months of 2000. The increase in our effective tax rate was due primarily to the limited availability of municipal (tax-free investments) securities at attractive interest rates.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $395,206,000 as of September 30, 2001, an increase of $34,864,000, or 9.7% over year-end 2000. Total deposits increased to $299,010,000 as of September 30, 2001, an increase of $27,537,000, or 10.1% over year-end 2000.

     The Corporation used the increase in total deposits to fund primarily an increase in earnings assets, in particular, total loans and investment securities. Borrowings increased $2,188,000 from December 31, 2000. Short-term borrowings increased to $9,791,000 as of September 30, 2001, up $1,188,000 from year-end 2000. Long-term borrowings increased to $42,250,000 as of September 30, 2001, up $1,000,000 from year-end 2000.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $199,021,000 as of September 30, 2001, up $8,350,000, or
4.4% since year-end 2000. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate. Asset quality remains relatively strong with past-due loans being stable and non-performing loans increasing due to one large commercial real estate loan.

     In addition to loans, another primary earning asset is our investment portfolio which also increased in size from December 31, 2000, to September 30, 2001. Held-to-maturity securities amounted to $7,562,000 as of September 30, 2001, a decrease of $1,175,000, or
13.4% since year-end 2000. However, available-for-sale securities increased to $170,744,000 as of September 30, 2001, an increase of $28,520,000, or 20.1% from year-end 2000. Interest bearing deposits with banks decreased to $82,000 on September 30, 2001, as compared to $2,428,000 as of December 31, 2000.


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


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual and restructured loans, other real estate and foreclosed assets, together with the loans past-due 90 days or more and still accruing. As of September 30, 2000, total non-performing assets were $1,611,000 as compared to $742,000 on December 31, 2000. Non-performing assets to total loans and foreclosed assets was .81% as of September 30, 2001, and .39% as of December 31, 2000.

     Interest income received on non-performing loans as of September 30, 2001, was $33,578 compared to $30,345 as of December 31, 2000.
Interest income, which would have been recorded on these loans under the original terms as of September 30, 2001, and December 31, 2000, was $81,352 and $67,584, respectively. As of September 30, 2001 and December 31, 2000, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $27,537,000 as non-interest bearing deposits increased by $2,169,000 and interest bearing deposits increased by $25,368,000 as of September 30, 2001, from year-end 2000. Total short-term and long-term borrowings increased by $2,188,000 from year-end 2000.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, net unrealized gains on investment securities available-for-sale increased shareholders' equity, or capital by $2,886,000 as of September 30, 2001, and $815,000 as of December 31, 2000. Our stock repurchase plan repurchased 100,000 shares as of September 30, 2001 and December 31, 2000. This had an effect of our reducing our total stockholders' equity by $3,097,000.

     Total stockholders' equity was $40,882,000 as of September 30, 2001, and $36,657,000 as of December 31, 2000. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2001, our leverage ratio was 9.69% compared to 10.47% as of December 31, 2000. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2001, were 15.09% and 16.24%, respectively. The same ratios as of December 31, 2000, were 16.25% and 17.55%, respectively.


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


Directors Continuing:

Don E. Bower, term expires in 2002
John L. Coates, term expires in 2002
Dudley P. Cooley, term expires in 2002
Budd L. Beyer, term expires in 2003
Frederick E. Crispin, Jr., term expires in 2003
Jerome F. Fabian, term expires in 2003
Robert J. Wise, term expires in 2003


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

    3(ii) Bylaws, as amended (Incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-Q for the quarter ended
                       March 31, 2001)

    10.1               Supplemental Employee Retirement Plan
                       (Incorporated by reference to Exhibit 10 to Registrant's Form 10-K for the year ended
                       December 31, 2000)

    10.2               Management Incentive Compensation Plan

    10.3               Profit Sharing Plan

    10.4               First Keystone Corporation 1998 Stock Incentive
                       Plan

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


                              FIRST KEYSTONE CORPORATION
                              Registrant


November 13, 2001             /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



November 13, 2001             /s/ David R. Saracino
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

                           INDEX TO EXHIBITS

Exhibit             Description

 10.1                 Supplemental Employee Retirement Plan
                          (Incorporated by reference to Exhibit 10 to
                           Registrant's Form 10-K for the year ended
                           December  31, 2000)

 10.2               Management Incentive Compensation Plan

 10.3               Profit Sharing Plan Summary

 10.4               First Keystone Corporation 1998 Stock Incentive
                    Plan


  11                Computation of Earnings Per Share