Form 10-K
period 2001-12-31
FIRST KEYSTONE CORP
filed 2002-03-27
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

[x]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Or

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file Number:  2-88927

                    FIRST KEYSTONE CORPORATION
      (Exact name of registrant as specified in its Charter)

       PENNSYLVANIA                           23-2249083
(State or other jurisdiction of            I.R.S. Employer
incorporation or organization)         Identification Number)

111 West Front Street,                         18603
Berwick, Pennsylvania                        (Zip Code)
(Address of principal
  executive offices)

Registrant's telephone number, including area code:  (570) 752-3671

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

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates on the Registrant based on the closing price as of March
12, 2002, was approximately $47,861,000.

     The number of shares outstanding of the issuer's Common Stock, as of March 16, 2001, was 2,833,727 shares of Common Stock, par value $2.00 per share.


                DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 2002 definitive Proxy Statement are incorporated by reference in Part III of this Report. In addition, portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2001, are incorporated by reference in Part II of this Report.

                    FIRST KEYSTONE CORPORATION
                             FORM 10-K

                         Table of Contents

Part I                                                  Page
______                                                  ____

Item 1.     Business                                     1
Item 2.     Properties                                   8
Item 3.     Legal Proceedings                            10
Item 4.     Submission of Matters to a
              Vote of Security Holders                   10


Part II
_______

Item 5.     Market for Registrant's Common
              Equity and Related
              Stockholder Matters                        10
Item 6.     Selected Financial Data                      11
Item 7.     Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                  12
Item 7A.     Quantitative and Qualitative
              Disclosure amount Market Risk              12
Item 8.     Financial Statements and
              Supplementary Data                         12
Item 9.     Changes in and Disagreements
              with Accountants on Accounting
              and Financial Disclosure                   12


Part III
________

Item 10.     Directors and Executive Officers
               of the Registrant                         12
Item 11.     Executive Compensation                      13
Item 12.     Security Ownership of Certain
               Beneficial Owners
               and Management                            13
Item 13.     Related Party Transactions                  13


Part IV
_______

Item 14.     Exhibits, Financial Statement
               Schedules, and Reports on
               Form 8-K                                  13
             Signatures                                  17
             Exhibit 11                                  20
             Exhibit 13                                  22
             Exhibit 21                                  23
             Exhibit 23                                  24

                    FIRST KEYSTONE CORPORATION
                             FORM 10-K

                              PART I


      Forward Looking Statements
      __________________________

      The management of First Keystone Corporation has made forward-looking statements in this annual report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiary, The First National Bank of Berwick (the "Bank"). When words such as "believes," "expects," "anticipates" or similar expressions occur in this annual report, management is making forward-looking statements.

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


ITEM 1.    BUSINESS

      First Keystone Corporation is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of The First National Bank of Berwick. Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank.
The Corporation has one wholly-owned subsidiary, the Bank, which has a commercial banking operation and trust department as its major lines of business. Greater than 95% of the company's revenue and profit came from the commercial banking department for the years ended December 31, 2001, 2000, and 1999, and was the only reportable segment. At December 31, 2001, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $393.5 million, $294.7 million and $39.7 million, respectively.

      The Bank was organized in 1864. The Bank is a national banking association that is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance (FDIC) Corporation to the maximum extent of the law. The Bank, has nine branch locations (five branches within Columbia County, three branches within Luzerne County, and one in Montour County, Pennsylvania), and is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern and Central Pennsylvania market area. The Bank's commercial banking activities include accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. Additionally, the Bank also provides personal and corporate trust and agency services to individuals, corporations, and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management of pension and profit sharing plans.

      Supervision and Regulation
      __________________________

      The Corporation is subject to the jurisdiction of the Securities and Exchange Commission and of state securities laws for matters relating to the offering and sale of its securities. The Corporation is currently subject to the SEC's rules and regulations relating to company's whose shares are registered under
Section 12 of the Securities Exchange Act of 1934, as amended.

      The Corporation is also subject to the provisions of the Bank Holding Company Act of 1956, as amended , and to supervision by the Federal Reserve Board. The Bank Holding Company Act requires the Corporation to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of substantially all of the assets of any institution, including another bank.

      The Bank Holding Company Act also prohibits acquisitions of control of a bank holding company, such as the Corporation, without prior notice to the Federal Reserve Board. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of a bank holding company or to vote 25% (or 10%, if no other person or persons acting on concert, holds a greater percentage of the Common Stock) or more of the Corporation's Common Stock.

      The Corporation is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Corporation and any or all of its subsidiaries.

      The Bank is subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board and the FDIC.

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

      Under the Federal Deposit Insurance Act , the OCC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe or unsound banking practice or would otherwise be in violation of the law.

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

      Federal Deposit Insurance Corporation Improvement Act of 1991
      _____________________________________________________________

      The Federal Deposit Insurance Corporation Improvement Act established five different levels of capitalization of financial institutions, with "prompt corrective actions" and significant operational restrictions imposed of institutions that are capital deficient under the categories. The five categories are:

      *  well capitalized
      *  adequately capitalized
      *  undercapitalized
      *  significantly undercapitalized, and
      *  critically undercapitalized.

      To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2001, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

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

      REAL ESTATE LENDING STANDARDS. Pursuant to the FDICIA, the OCC and other federal banking agencies adopted real estate lending guidelines which would set loan-to-value ratios for different types of real estate loans. A LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If the institution does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio. In addition to establishing the LTV ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal of the property.

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



      The following table presents the Corporation's capital ratios at December 31, 2001:


                                                     (In Thousands)
Tier I Capital                                                  $ 38,962
Tier II Capital                                                    3,221
Total Capital                                                     42,183

Adjusted Total Average Assets                                    398,149
Total Adjusted Risk-Weighted Assets <F1>                         259,503

Tier I Risk-Based Capital Ratio <F2>                              15.01%
Required Tier I Risk-Based Capital Ratio                           4.00%
Excess Tier I Risk-Based Capital Ratio                            11.01%

Total Risk-Based Capital Ratio <F3>                               16.26%
Required Total Risk-Based Capital Ratio                            8.00%
Excess Total Risk-Based Capital Ratio                              8.26%

Tier I Leverage Ratio <F4>                                         9.79%
Required Tier I Leverage Ratio                                     4.00%
Excess Tier I Leverage Ratio                                       5.79%
_____________________

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


 The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also, the information under the caption "Capital Strength" appearing on page 37 of Registrant's 2001 Annual Report, included in Exhibit 13.

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

 Interest Rate Risk
 __________________

 Federal banking agency regulations specify that the bank's capital adequacy include an assessment of the bank's interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization's Interest Rate Risk (IRR) management includes a measurement of Board of Directors and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The First National Bank of Berwick has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, the Corporation does not expect the addition of IRR evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for The First National Bank of Berwick.

 The Gramm-Leach-Bliley Act of 2000
 __________________________________

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

 History and Business - Bank
 ___________________________

 The Bank's legal headquarters are located at 111 West Front
Street, Berwick, Pennsylvania.

 As of December 31, 2001, the Bank had total assets of $393,472,000, total shareholders' equity of $39,696,000 and total deposits and other liabilities of $353,776,000.

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

 At December 31, 2001, the Bank had 109 full-time employees and
32 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

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

 *  First Susquehanna Bank

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

     The Corporation owns no property other than through its subsidiary. These are:



                                          Type of       Square
Location                     Ownership    Footage       Use
          ________                        _________     _______   ___

Columbia County, PA

111 W. Front Street,
Berwick                      Owned        12,500        Administrative
                                                                  office, banking
                                                                  and trust services.

105 Market Street            Leased       4,000         Computer/
(second floor)               Annual                     accounting
                                          Rental                  department.
                                          $33,268


2nd & Market Streets,        Owned        Land Area     No buildings,
Berwick                                   1.45 Acres    held for possible
                                                                  expansion. Present
                                                                  use, parking.


701 Freas Avenue,
Berwick                      Owned        3,744         Banking services.


Giant Market                 Leased       500           Banking services.
50 Briar Creek Plaza         Annual
                                          Rental
                                          $30,000






                                          Type of       Square
Location                     Ownership    Footage       Use
          ________                        _________     _______   ___

Columbia County, PA

2401 New Berwick
Highway, Bloomsburg          Leased       2,000         Banking services.
                                          Annual
                                          Rental
                                          $40,000


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



                              Part II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

    The Corporation's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "FKYS". The following table sets forth:

* The quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported to the management of the Corporation and
* Quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2000.

The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission, and may not necessarily reflect actual transactions.


                                 Stock Prices              Dividends
                               High         Low            Declared
                               ____         ___            ________
2000:
First quarter                  $21.25       $17.50         $.19
Second quarter                 $19.50       $17.75         $.19
Third quarter                  $18.25       $17.00         $.19
Fourth quarter                 $17.13       $15.88         $.20

2001:
First quarter                  $16.75       $13.50         $.20
Second quarter                 $19.00       $14.38         $.20
Third quarter                  $26.50       $18.25         $.20
Fourth quarter                 $21.19       $19.00         $.21



 As of December 31, 2001, the Corporation had approximately 620 shareholders of record.

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

 The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C.
Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice. As of December 31, 2001, there was $5,754,356 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.

 Dividend Restrictions on the Corporation
 ________________________________________

 Under the Pennsylvania Business Corporation Law of 1988, as amended , the Corporation may not pay a dividend if, after giving effect thereto, either:

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


ITEM 6.   SELECTED FINANCIAL DATA

 The information under the caption "Summary of Selected
Financial Data" appearing on page 2 of the Corporation's Annual
Report to Shareholders for the year ended December 31, 2001, which page is included in Exhibit 11 hereto, is incorporated in its entirety by reference in response to this Item 6.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

 The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 26 through 42 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which pages are included in Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 7.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

 The information under the caption "Quantitative and Qualitative Disclosure about Market Risk" appearing on page 38 through 40 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which pages are included in
Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 7A.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The Corporation's Consolidated Financial Statements and notes thereto appearing on pages 4 through 25 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

 Not Applicable.



                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information under the captions "Information As To Nominees and Directors" and "Principal Officers of the Bank" appearing on pages 7, 8, 9, and 20, respectively, is incorporated here by reference of First Keystone Corporation's proxy statement for its 2002 annual meeting of shareholders scheduled for April 16, 2002. The information under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" is as follows:

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

 Based solely on its review of copies of Section 16(a) forms received by it, or written representations from reporting persons that no Forms 5 were required for those persons, the corporation believes that during the period January 1, 2001, through December 31, 2001, its officers, directors and reporting shareholders were in compliance with all filing requirements applicable to them.


ITEM 11.  EXECUTIVE COMPENSATION

 The information under the caption "Executive Compensation" appearing on pages 15 through 18 is incorporated here by reference of First Keystone Corporation's proxy statement for its 2002 annual meeting of shareholders scheduled for April 16, 2002.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

 The information under the caption "Principal Beneficial Owners of the Corporation's Stock" appearing on pages 5 and 6 is incorporated here by reference of First Keystone Corporation's proxy statement for its 2002 annual meeting of shareholders scheduled for April 16, 2002.


ITEM 13.  RELATED PARTY TRANSACTIONS

 The information under the caption "Related Party Transactions" appearing on pages 19 and 20 is incorporated here by reference of First Keystone Corporation's proxy statement for its 2002 annual meeting of shareholders scheduled for April 16, 2002.



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

 (b) The Corporation filed the following report on Form 8-K during the last quarter of the year ended December 31, 2001:





Date of Report          Item        Description

November 16, 2001         5         Press release of First
                                    Keystone Corporation dated
                                    October 25, 2001, announcing
                                    the appointment of Don E.
                                    Bower to the Board of
                                    Directors.

                                    Press Release of First
                                    Keystone Corporation dated
                                    November 1, 2001, announcing
                                    the appointment of Timothy K.
                                    Kishbach to the position of
                                    Vice President of The First
                                    National Bank of Berwick.

 (c)  Exhibits required by Item 601 of Regulation S:

Exhibit Number Referred to
Item 601 of Regulation S-K       Description of Exhibit
__________________________       ______________________

2                                None.

3i Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10-Q for the quarter ended
                                 March 31, 2001)

3ii                              By-Laws, as amended
                                 (Incorporated by reference to
                                 Exhibit 3(ii) to the
                                 Registrant's Report on Form 10-Q for
                                           the quarter ended March
                                 31, 2001)

9                                None.

10.1                             Supplemental Employee
                                 Retirement Plan (Incorporated
                                 by reference to Exhibit 10 to
                                 Registrant's Annual Report on
                                 Form 10-K for the year ended
                                 December 31, 2000)

10.2                             Management Incentive
                                 Compensation Plan (Incorporated
                                 by reference to Exhibit 10 to
                                 Registrant's Report on Form
                                 10-Q for the quarter ended
                                 September 30, 2001)

10.3                             Profit Sharing Plan
                                 (Incorporated by reference to
                                 Exhibit 10 to Registrant's
                                 Report on Form 10-Q for the
                                 quarter ended September 30,
                                 2001)

10.4                             First Keystone Corporation 1998
                                 Stock Incentive Plan
                                 (Incorporated by reference to
                                 Exhibit 10 to Registrant's
                                 Report on Form 10-Q for the
                                 quarter ended September 30,
                                 2001)

11                               Computation of Earnings Per
                                 Share for the fiscal year-ended
                                 2001, 2000, and 1999

12                               Statement of Computation of
                                 Ratios (See the information
                                 appearing on page 2 of
                                 Registrant's Summary of
                                 Selected Financial Data, which
                                 page is included in Exhibit 11
                                 and pages  27 and 37 of
                                 Registrant's 2001 Annual
                                 Report, which pages are
                                 included in Exhibit 13.)

13                               Excerpts from Annual Report to
                                 Shareholders for Fiscal Year
                                 Ended December 31, 2001.

21                               List of Subsidiaries of the
                                 Corporation

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

Date: March 27, 2002


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:        /s/ John L. Coates
      John L. Coates
      Secretary and Director

Date: March 27, 2002



By:        /s/ J. Gerald Bazewicz
      J. Gerald Bazewicz
      President, Chief Executive
      Officer and Director
      (Chief Executive Officer
          and Principal Financial Officer)

Date: March 27, 2002

By:        /s/ John E. Arndt
      John E. Arndt
      Director

Date: March 27, 2002



By:        /s/ Budd L. Beyer
      Budd L. Beyer
      Director

Date: March 27, 2002



By:        /s/ Don E. Bower
      Don E. Bower
      Director

Date: March 27, 2002



By:        /s/ Robert E. Bull
      Robert E. Bull
      Chairman of the Board
         and Director

Date: March 27, 2002



By:        /s/ Dudley P. Cooley
      Dudley P. Cooley
      Director

Date: March 27, 2002



By:        /s/ Frederick E. Crispin, Jr.
      Frederick E. Crispin, Jr.
      Director

Date: March 27, 2002

By:        /s/ Jerome F. Fabian
      Jerome F. Fabian
      Director

Date: March 27, 2002



By:        /s/ David R. Saracino
      David R. Saracino
      Treasurer and Assistant Secretary
      (Principal Accounting Officer)

Date: March 27, 2002



By:        /s/ Robert J. Wise
      Robert J. Wise
      Vice Chairman of the Board
         and Director

Date: March 27, 2002