Form 10-Q
period 2002-03-31
FIRST KEYSTONE CORP
filed 2002-05-10
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Commission File Number: 2-88927

                      FIRST KEYSTONE CORPORATION
        (Exact name of registrant as specified in its charter)


           Pennsylvania                                     23-2249083
               (I.R.S. Employer
incorporation or organization)                identification No.)


111 West Front Street, Berwick, PA          18603
(Address of principal executive           (Zip Code)
         offices)


Registrant's telephone number, including area code:  (570) 752-3671

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

Common Stock, $2 Par Value, 2,833,727 shares as of March 31, 2002.

                   PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements

                FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS



(Amounts in thousands, except per share data)
                                                   March       December
                                                    2002          2001
                                                 (Unaudited)

ASSETS
Cash and due from banks                             $  6,469       $  6,500
Interest bearing deposits with banks                       4             50
Available-for-sale securities carried
  at estimated fair value                            174,397        178,099
Investment securities, held-to-
  maturity securities, estimated fair
  value of $6,679 and $5,986                           6,728          6,009
Loans, net of unearned income                        202,707        198,224
Allowance for loan losses                              3,040          2,922
                                                    ________       ________
Net loans                                           $199,667       $195,302
Bank premises and equipment                            3,229          3,275
Accrued interest receivable                            2,907          2,994
Other assets                                           1,879          1,243
                                                    ________       ________
  Total Assets                                      $395,280       $393,472
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                              $ 26,068       $ 25,576
  Interest bearing                                   271,104        269,105
                                                    ________       ________
  Total deposits                                    $297,172       $294,681

Short-term borrowings                                 10,555         11,566
Long-term borrowings                                  45,250         45,250
Accrued interest and other expenses                    2,214          2,083
Other liabilities                                         59            196
                                                    ________       ________

  Total Liabilities                                 $355,250       $353,776

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                   5,867          5,867
Surplus                                                9,761          9,761
Retained earnings                                     27,527         26,450
Accumulated other comprehensive
  income (loss)                                          (28)           715
Less treasury stock at cost 100,000
  shares in 2001 and 2000                             (3,097)        (3,097)
                                                    ________       ________

  Total Stockholders' Equity                        $ 40,030       $ 39,696
                                                    ________       ________

  Total Liabilities and
    Stockholders' Equity                            $395,280       $393,472
                                                    ========       ========


See Accompanying Notes to Consolidated Financial Statements



                FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED March 31, 2002 AND 2001
                               (Unaudited)


(Amounts in thousands except per share data)

                                                   2002           2001
INTEREST INCOME
Interest and fees on loans                        $   3,715       $   3,949
Interest and dividend income
  on securities                                       2,676           2,647
Interest on deposits in banks                             1             101
                                                  _________       _________
  Total Interest Income                           $   6,392       $   6,697

INTEREST EXPENSE
Interest on deposits                              $   2,050       $   3,176
Interest on short-term borrowings                        48             112
Interest on long-term borrowings                        614             592
                                                  _________       _________
  Total Interest Expense                          $   2,712       $   3,880

Net interest income                               $   3,680       $   2,817
Provision for loan losses                               175             100
                                                  _________       _________
Net Interest Income After Provision
  for Loan Losses                                 $   3,505       $   2,717

OTHER INCOME
Service charges on deposit accounts               $     261       $     268
Other non-interest income                               149             200
Investment securities gains
  (losses) net                                          105              13
                                                  _________       _________
  Total Other Income                              $     515       $     481

OTHER EXPENSES
Salaries and employee benefits                    $   1,027       $     956
Net occupancy and fixed asset
  expense                                               248             262
Other non-interest expense                              541             483
                                                  _________       _________
  Total Other Expenses                            $   1,816       $   1,701

Income before income taxes                        $   2,204       $   1,497
Applicable income tax (benefit)                         532             294
Net Income                                        $   1,672       $   1,203

PER SHARE DATA
  Net Income                                      $     .59       $     .42
  Cash Dividends                                        .21             .20
  Weighted Average Shares
    Outstanding                                   2,833,727       2,833,727



See Accompanying Notes to Consolidated Financial Statements



                FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED March 31, 2002 AND 2001
                               (Unaudited)


(Amounts in thousands)                             2002           2001
OPERATING ACTIVITIES
Net income                                          $  1,672       $  1,203
Adjustments to reconcile net income
  to net cash provided (used)
  by operating activities:
  Provision for loan losses                              175            100
  Provision for depreciation and
    amortization                                          91            107
  Premium amortization on investment
    securities                                           111             39
  Discount accretion on investment
    securities                                          (205)          (284)
  Gain on sale of mortgage loans                           0            (47)
  Proceeds from sale of mortgage loans                     0          3,949
  Originations of mortgage loans for
    resale                                            (3,022)          (692)
  (Gain) loss on sales of investment
    securities                                          (105)           (13)
  (Gain) loss on sale of other real
    estate owned                                           0              0
  Deferred income tax (benefit)                          (51)           (28)
  (Increase) decrease in interest
    receivable and other assets                         (188)          (489)
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                                     (5)            95
                                                    ________       ________
  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                            $ (1,527)      $  3,940

INVESTING ACTIVITIES
  Purchases of investment
    securities available-for-sale                   $(17,509)      $(32,782)
  Purchases of investment securities
    held-to-maturity                                    (983)             0
  Proceeds from sales of investment
    securities available-for-sale                     15,780         14,156
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                      4,508          4,569
  Proceeds from maturities and
    redemption of investment
    securities held-to-maturity                          257          2,272
  Net (increase) decrease in loans                    (1,518)        (1,758)
  Purchase of premises and equipment                     (45)           (15)
  Proceeds from sale of other real
    estate owned                                          75              0
                                                    ________       ________
  NET CASH (USED) BY INVESTING
    ACTIVITIES                                      $    565       $(13,558)

FINANCING ACTIVITIES
  Net increase (decrease) in
    deposits                                        $  2,491       $ 18,678
  Net increase (decrease) in
    short-term borrowings                             (1,011)           327
  Net increase (decrease)in
    long-term borrowings                                   0         (1,000)
  Cash dividends                                        (595)          (567)
                                                    ________       ________
  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                      $    885       $ 17,438

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  $    (77)      $  7,820
CASH AND CASH EQUIVALENTS,
  BEGINNING                                            6,550          9,161
                                                    ________       ________
CASH AND CASH EQUIVALENTS, ENDING                   $  6,473       $ 16,981

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
  Cash paid during period for
   Interest                                         $  2,859       $  3,980
   Income Taxes                                          144             11


See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2002
                             (Unaudited)

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

USE OF ESTIMATES
     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

INVESTMENT SECURITIES
     The Corporation classifies its investment securities as either "Held-to-Maturity" or "Available-for-Sale" at the time of purchase. Debt securities are classified as Held-to-Maturity when the Corporation has the ability and positive intent to hold the securities to maturity. Investment securities Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity.
     Debt securities not classified as Held-to-Maturity and equity securities are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as other comprehensive income (loss) in the Consolidated Statement of Stockholders' Equity. Management's decision to sell
        Available-for-Sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

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

MORTGAGE SERVICING RIGHTS
     The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation retains the right to service these loans. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The unamortized cost is included in other assets in the accompanying consolidated balance sheet. The servicing rights are periodically evaluated for impairment based on their relative fair value.

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

INVESTMENT IN REAL ESTATE VENTURE
     In October of 2000, the Bank became a limited partner in a real estate venture that owns and operates an affordable residential low-income housing apartment building for elderly residents. The investment is accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1 "Accounting for Tax
Benefits Resulting from Investments in Affordable Housing Projects".
The carrying value of the investment as of March 31, 2002, and December 31, 2001, was $603,395 and $617,284, respectively, and is carried in Other Assets in the accompanying consolidated balance sheet.

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

STOCK BASED COMPENSATION
     The Corporation accounts for stock options and shares issued under the Stock Option Incentive Plan in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Under this method no compensation expense is recognized for stock options when the exercise price equals the fair value of the options at the grant date. Under provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", the fair value of a stock option is required to be recognized as compensation expense over the service period (generally the vesting period). As permitted under SFAS No. 123 the Corporation has elected to continue to account for its stock option plan in accordance with APB No. 25.

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

RECENT ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", is generally effective for transactions occurring after March 31, 2001. For recognition and reclassification of collateral and for disclosure related to securitization transactions and collateral, the effective date is for fiscal years ending after December 15, 2000. SFAS No. 140 replaces SFAS No. 125 and provides revisions to the standards for accounting and requirements for certain disclosures relating to securitzations and other transfers of financial assets. The standard does not have any impact on the Corporation's consolidated financial condition or results of operations.

REPORTING FORMAT
     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2002 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended March 31, 2002, and March 31, 2001, were as follows:


(amounts in thousands)

                                              2002          2001
Balance, January 1                               $2,922        $2,702
Provision charged to operations                     175           100
Loans charged off                                   (62)         (165)
Recoveries                                            5            11
                                                               ______   ______
Balance, March 31                                $3,040        $2,648
                                                               ======   ======


     At March 31, 2002, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $148,389. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.
     At March 31, 2002, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.


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

NOTE 5.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
         AND CONCENTRATIONS OF CREDIT RISK

     The Corporation is a party to financial instruments with
        off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.
Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation does not engage in trading activities with respect to any of its financial instruments with off-balance sheet risk.
     The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.
     The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.
The contract or notional amounts at March 31, 2002, and December 31, 2001, were as follows:


(amounts in thousands)
   March 31,                            December 31,
    2002                                    2001
   _______                                 _________
Financial instruments whose
 contract amounts represent
 credit risk:
 Commitments to extend credit                 $22,363         $21,853
 Standby letters of credit                      2,584           2,589



     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
     Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation may hold collateral to support standby letters of credit for which collateral is deemed necessary.
     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at March 31, 2002, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.

<PAGE.

NOTE 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended March 31, 2002, were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______

Balance at January 1, 2002                2,933,727        $5,867       $9,761

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
  Total Comprehensive
    income (loss)
Cash dividends -
  $.21 per share

                                          _________        ______       ______
Balance at March 31, 2002                 2,933,727        $5,867       $9,761




(Amounts in thousands, except common share data)

                                                                                         Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                    ________       ________   _____________

Balance at January 1, 2002                           $26,450        $  715

Comprehensive Income:
  Net Income                           $1,672          1,672
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                              (743)                        (743)
                                       ______
  Total Comprehensive
    income (loss)                      $  929
                                       ======
Cash dividends -
  $.21 per share                                        (595)
                                                     _______         _____
Balance at March 31, 2002                            $27,527         $ (28)



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                 ______         _____

Balance at January 1, 2002                        $(3,097)       $39,696

Comprehensive Income:
  Net Income                                                       1,672
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                         (743)
  Total Comprehensive
    income (loss)
Cash dividends -
  $.21 per share                                                    (595)
                                                  _______        _______
Balance at March 31, 2002                         $(3,097)       $40,030





NOTE 7.  MANAGEMENT'S ASSERTIONS AND COMMENTS REQUIRED TO
         BE PROVIDED WITH FORM 10Q FILING

     In management's opinion, the consolidated interim financial statements reflect fair presentation of the consolidated financial position of First Keystone Corporation and Subsidiary, and the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements are unaudited; however they reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim periods presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature. The independent accountants, J. H. Williams & Co., LLP, reviewed these consolidated financial statements as stated in their accompanying review report.
     The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.
     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by generally accepted accounting principles applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2001, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2002, and 2001. These consolidated financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/S/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP




Kingston, Pennsylvania
April 23, 2002

Item 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of March 31, 2002



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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the first quarter of 2002 of $1,672,000, an increase of $469,000, or 39.0%
over the first quarter of 2001. The increase in net income for the first quarter of 2002 was primarily the result of an increase of $863,000, or 30.6% in net-interest income from reduced deposit costs and an increase in total other income of $34,000, or 7.1%. The widening of our net interest margin resulted in increased net interest income. On a per share basis, net income per share increased to $.59 for the first three months of 2002 compared to $.42 for the first three months of 2001, while dividends increased to $.21 per share up from $.20 in 2001, or an increase of 5.0%.

     Year-to-date net income annualized amounts to a return on average common equity of 16.21% and a return on assets of 1.70%.
For the three months ended March 31, 2001, these measures were 12.87% and 1.30%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2002, interest income amounted to $6,392,000, a decrease of $305,000 or 4.6% over the first quarter of 2001, while interest expense amounted to $2,712,000 in the first quarter of 2002, a decrease of $1,168,000, or 30.1% over the first quarter of 2001. As a result, net interest income increased $863,000, or 30.6% over the first quarter of 2001.

     Our net interest margin for the quarter ended March 31, 2002, was 4.17% compared to 3.48% for the quarter ended March 31, 2001.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended March 31, 2002, was $175,000, compared to the $100,000 provision for the first quarter of 2001. Net charge-offs totaled $57,000 for the three months ended March 31, 2002, as compared to $154,000 for the first three months of 2001. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.50% as of March 31, 2002, as compared to 1.47% as of December 31, 2001.


NON-INTEREST INCOME

     Total non-interest income or other income was $515,000 for the quarter ended March 31, 2002, as compared to $481,000 for the quarter ended March 31, 2001, an increase of $34,000, or 7.1%. Excluding investment security gains and losses, non-interest income was $410,000 for the first quarter of 2002, a decrease of $58,000
over the first quarter of 2001.   A decrease in service charges on
deposit accounts and a decrease in other non-interest income, were the primary reasons for the decrease in non-interest income before security gains.

NON-INTEREST EXPENSES

     Total non-interest expenses, or other expenses, was $1,816,000 for the quarter ended March 31, 2002, as compared to $1,701,000 for the quarter ended March 31, 2001. The increase of $115,000, or 6.8% is comprised of salary and benefits increasing $71,000, occupancy expense decreasing $14,000, and other non-interest expense increasing $58,000.

     Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses. Salaries and benefits amounted to $1,027,000, or 56.6% of total non-interest expense for the three months ended March 31, 2002, as compared to 56.2% for the first three months of 2001.
Other non-interest expenses amounted to $541,000 for the three months ended March 31, 2002, an increase of $58,000, or 12.0% over the first three months of 2001. Even with the increase in our non-interest expense in the first quarter, our overall non-interest expense is less than 2% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 24.1% for the first quarter
of 2002 as compared to 19.6% for the first quarter of 2001.   The
increase in our effective tax rate in the first quarter of 2002 was due primarily to the limited opportunities to purchase municipal (tax-free investments) securities at relatively attractive interest rates.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $395,280,000 as of March 31, 2002, an increase of $1,808,000, or 0.5% over year-end 2001. Total deposits increased to $297,172,000 as of March 31, 2002, an increase of $2,491,000, or 0.8% over year-end 2001.

     With the increase in total deposits, the Corporation did not increase borrowed funds. Short-term borrowings decreased to $10,555,000 as of March 31, 2002, as compared to $11,566,000 as of
December 31, 2001.  Long-term borrowings were unchanged from year-end 2001.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $202,707,000 as of March 31, 2002, up $4,483,000, or
2.3% since year-end 2001. The loan portfolio continues to be well diversified and overall asset quality remains strong with past-due loans and non-performing assets remaining relatively stable.

     Our investment portfolio decreased in size from December 31, 2001, to March 31, 2002. Held-to-maturity securities amounted to $6,728,000 as of March 31, 2002, an increase of $219,000 from
December 31, 2001. However, available-for-sale securities amounted to $174,397,000 as of March 31, 2002, a decrease of $3,702,000, or
2.1% from year-end 2001. Cash and due from banks, along with interest bearing deposits with banks remained stable as of March 31, 2002, with little change from year-end.

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


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual and restructured loans, other real estate and foreclosed assets, together with loans past-due 90 days or more and still accruing. As of March 31, 2002, total non-performing assets were $1,456,000 as compared to $1,394,000 on December 31, 2001. Non-performing assets to total loans and foreclosed assets was .73% as of March 31, 2002, and .70% as of December 31, 2001.

     Interest income received on non-performing loans as of March 31, 2002, was $749 compared to $72,382 as of December 31, 2001.
Interest income, which would have been recorded on these loans under the original terms as of March 31, 2002, and December 31, 2001, were $28,534 and $93,258, respectively. As of March 31, 2002 and December 31, 2001, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased $2,491,000 as non-interest bearing deposits increased by $492,000 and interest bearing deposits increased by $1,999,000 as of March 31, 2002, from year-end 2001. Total short-term and long-term borrowings declined by $1,011,000 from year-end 2001.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from net unrealized losses on investment securities available-for-sale decreased shareholders' equity, or capital, net of taxes by $28,000 as of March 31, 2002. Net unrealized gains on investment securities available for sale increased shareholders' equity by $715,000 as of December 31, 2001. Our stock repurchase plan indicates 100,000 shares being repurchased as of March 31, 2002 and December 31, 2001. This had an effect of our reducing our total stockholders' equity by $3,097,000 as of both March 31, 2002 and December 31, 2001. Total stockholders' equity was $40,030,000 as of March 31, 2002, compared to $39,696,000 as of December 31, 2001.

     Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2002, our leverage ratio was 10.03% as compared to 9.79% as of December 31, 2001. In addition, Tier 1 risk based capital and total risk based capital ratio as of March 31, 2002, were 15.46% and 16.76%, respectively. The same ratios as of December 31, 2001, were 15.01% and 16.26%, respectively.


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

              None.


     Item 3.  Defaults Upon Senior Securities

              None.


     Item 4.  Submission of Matters to a Vote of Security Holders

              Annual Meeting of Shareholders of First Keystone
              Corporation held on Tuesday, April 16, 2002, at 10:00 a.m.



                                                     Votes        Votes
Directors Elected                   Votes For       Against      Withheld
_________________                   _________        ______      _______
Don E. Bower                    2,106,444        25,588          0
John L. Coates                  2,102,800        29,232          0
Dudley P. Cooley                2,105,869        26,163          0


                                                 Broker
Directors Elected               Abstentions      Non-Votes
_________________               ___________      _________
Don E. Bower                    0                0
John L. Coates                  0                0
Dudley P. Cooley                0                0



Directors Continuing:
____________________
Budd L. Beyer, term expires in 2003
Frederick E. Crispin, Jr., term expires in 2003
Jerome F. Fabian, term expires in 2003
Robert J. Wise, term expires in 2003
John Arndt, term expires in 2004
J. Gerald Bazewicz, term expires in 2004
Robert E. Bull, term expires in 2004

Matters Voted Upon:
__________________
Selection of J. H. Williams & Co. LLP, as auditors for the
Corporation.

Votes For - 2,095,838
Votes Against - 26,766
Votes Withheld -  0
Abstentions - 9,428
Broker Non-Votes -  0


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

 11                   Statement RE:  Computation of Earnings Per
                         Share.


          (b) During the quarter ended March 30, 2002, the registrant filed the following reports on Form 8-K:

Date of Report     Item     Description
______________     ____     ___________
April 30, 2002       5      Press release announcing First Quarter
                            Earnings

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


May 8, 2002                  /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



May 8, 2002                  /s/ David R. Saracino
                             David R. Saracino
                             Treasurer/Assistant Secretary
                             (Principal Accounting Officer)

                          INDEX TO EXHIBITS

Exhibit            Description
_______            ___________
3i                 Articles of Incorporation, as amended
                   (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001)

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

11                 Compensation of Earning Per Share