Form 10-Q
period 2002-06-30
FIRST KEYSTONE CORP
filed 2002-08-09
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Common Stock, $2 Par Value, 2,975,180 shares as of June 30, 2002.

                   PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                        FIRST KEYSTONE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)
                                                   June         December
                                                   2002           2001
                                                 (Unaudited)
ASSETS
Cash and due from banks                             $ 12,435       $  6,500
Interest bearing deposits with banks                     688             50
Available-for-sale securities
 carried at estimated fair value                     185,268        178,099
Investment securities, held to
  maturity securities, estimated
  fair value of $6,469 and $5,986                      6,478          6,009
Loans, net of unearned income                        202,915        198,224
Allowance for loan losses                              3,133          2,922
                                                    ________       ________
Net loans                                           $199,782       $195,302
Bank premises and equipment                            3,295          3,275
Accrued interest receivable                            3,052          2,994
Other assets                                           1,256          1,243
                                                    ________       ________
  Total Assets                                      $412,254       $393,472
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY
LIABILITIES
Deposits
  Non-interest bearing                              $ 27,982       $ 25,576
  Interest bearing                                   280,498        269,105
                                                    ________       ________
  Total deposits                                    $308,480       $294,681
Short-term borrowings                                  6,696         11,566
Long-term borrowings                                  50,250         45,250
Accrued interest and other expenses                    1,731          2,083
Other liabilities                                      1,047            196
                                                    ________       ________
  Total Liabilities                                 $368,204       $353,776

STOCKHOLDERS' EQUITY
Common stock, par value $2
  per share                                         $  6,150       $  5,867
Surplus                                               12,584          9,761
Retained earnings                                     25,534         26,450
Accumulated other comprehensive
  income (loss)                                        2,879            715
Treasury stock at cost 100,000
  shares in 2002 and 100,000
  in 2001                                             (3,097)        (3,097)
                                                    ________       ________

  Total Stockholders' Equity                        $ 44,050       $ 39,696
                                                    ________       ________

  Total Liabilities and
    Stockholders' Equity                            $412,254       $393,472
                                                    ========       ========

See Accompanying Notes to Financial Statements



                        FIRST KEYSTONE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                               (Unaudited)


(Amounts in thousands except per share data)

                                                   2002           2001
INTEREST INCOME
Interest and fees on loans                        $   3,771       $   3,981
Interest and dividend income on
  securities                                          2,686           2,727
Interest on deposits in banks                             8              68
                                                  _________       _________
  Total Interest Income                           $   6,465       $   6,776

INTEREST EXPENSE
Interest on deposits                              $   1,961       $   3,180
Interest on short-term borrowings                        36              84
Interest on long-term borrowings                        646             585
                                                  _________       _________
  Total Interest Expense                          $   2,643       $   3,849

Net interest income                               $   3,822       $   2,927
Provision for loan losses                               125              85
                                                  _________       _________
Net Interest Income After
  Provision for Loan Losses                       $   3,697       $   2,842

OTHER INCOME
Service charges on deposit
  accounts                                        $     322       $     309
Other non-interest income                               240             217
Investment securities gains
  (losses) net                                          (97)             38
                                                  _________       _________
  Total Other Income                              $     465       $     564

OTHER EXPENSES
Salaries and employee benefits                    $     997       $     955
Net occupancy and fixed asset
  expense                                               262             265
Other non-interest expense                              646             603
                                                  _________       _________
  Total Other Expenses                            $   1,905       $   1,823

Income before income taxes                        $   2,257       $   1,583
Applicable income tax (benefit)                         538             339
                                                  _________       _________
Net Income                                        $   1,719       $   1,244
                                                  =========       =========

PER SHARE DATA
  Net Income                                      $     .58       $     .42
  Cash Dividends                                        .20             .19
  Weighted Average Shares
    Outstanding                                   2,975,180       2,975,180


See Accompanying Notes to Financial Statements



                        FIRST KEYSTONE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                               (Unaudited)


(Amounts in thousands except per share data)

                                                   2002           2001
INTEREST INCOME
Interest and fees on loans                        $   7,486       $   7,930
Interest and dividend income on
 securities                                           5,362           5,374
Interest on deposits in banks                             9             169
                                                  _________       _________
  Total Interest Income                           $  12,857       $  13,473

INTEREST EXPENSE
Interest on deposits                              $   4,011       $   6,356
Interest on short-term borrowings                        84             196
Interest on long-term borrowings                      1,260           1,177
                                                  _________       _________
   Total Interest Expense                         $   5,355       $   7,729

Net interest income                               $   7,502       $   5,744
Provision for loan losses                               300             185
                                                  _________       _________
Net Interest Income After
  Provision for Loan Losses                       $   7,202       $   5,559

OTHER INCOME
Service charges on deposit
  accounts                                        $     583       $     577
Other non-interest income                               389             417
Investment securities gains
  (losses) net                                            8              51
                                                  _________       _________
  Total Other Income                              $     980       $   1,045

OTHER EXPENSES
Salaries and employee benefits                    $   2,024       $   1,911
Net occupancy and fixed asset
  expense                                               510             527
Other non-interest expense                            1,187           1,086
                                                  _________       _________
  Total Other Expenses                            $   3,721       $   3,524

Income before income taxes                        $   4,461       $   3,080
Applicable income tax (benefit)                       1,070             633
                                                  _________       _________
Net Income                                        $   3,391       $   2,447
                                                  =========       =========

PER SHARE DATA
  Net Income                                      $    1.14       $     .82
  Cash Dividends                                        .40             .38
  Weighted Average Shares
    Outstanding                                   2,975,180       2,975,180


See Accompanying Notes to Financial Statements



                        FIRST KEYSTONE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                               (Unaudited)
(Amounts in thousands)                             2002           2001
OPERATING ACTIVITIES
Net income                                          $  3,391       $  2,447
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Provision or loan losses                               300            185
  Provision for depreciation and
    amortization                                         187            215
  Premium amortization on investment
    securities                                           240            112
  Discount accretion on investment
    securities                                          (382)          (506)
  Gain on sale of mortgage loans                        (110)           (48)
  Proceeds from sale of mortgage loans                 4,917          3,950
  Originations of mortgage loans for
    resale                                            (5,049)        (2,578)
  (Gain) loss on sales of investment
    securities                                            (8)           (51)
  (Gain) loss on sales of other real
    estate owned                                           0            (35)
  Deferred income tax (benefit)                          (86)           (80)
  (Increase) decrease in interest
    receivable and other assets                         (192)         2,306
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                                   (499)          (262)
                                                    ________       ________
  Net Cash Provided by Operating
    Activities                                      $  2,709       $  5,655
INVESTING ACTIVITIES
  Purchases of investment securities
    available for sale                              $(44,825)      $(54,152)
  Purchases of investment securities
    held to maturity                                    (983)             0
  Proceeds from sales of investment
    securities available for sale                     31,502         15,290
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                      9,605         12,622
  Proceeds from maturities and
    redemption of investment
    securities held to maturity                          502          5,777
  Net (increase) decrease in loans                    (4,538)        (8,619)
  Purchase of premises and equipment                    (207)           (36)
  Proceeds from sale of other real
    estate owned                                          75            291
                                                    ________       ________
  Net Cash Used by Investing
    Activities                                      $ (8,869)      $(28,827)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits               $ 13,799       $ 29,992
  Net increase (decrease) in short-term
    borrowings                                        (4,870)           225
  Net increase (decrease)in
    Long-term borrowings                               5,000         (1,000)
  Acquisition of treasury stock                          (24)             0
  Proceeds from sale of treasury
    stock                                                 18              0
  Cash dividends                                      (1,190)        (1,133)
                                                    ________       ________
  Net Cash Provided by Financing
    Activities                                      $ 12,733       $ 28,084

Increase (Decrease) in Cash and
  Cash Equivalent                                      6,573          4,912
Cash and Cash Equivalents, Beginning                   6,550          9,161
                                                    ________       ________
Cash and Cash Equivalents, Ending                   $ 13,123       $ 14,073
                                                    ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
  Cash paid during period for
    Interest                                        $  5,537       $  6,042
    Income Taxes                                       1,582            654


See Accompanying Notes to Financial Statements


                      FIRST KEYSTONE CORPORATION
              CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                            June 30, 2002
                             (Unaudited)


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

NATURE OF OPERATIONS
     The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has ten full service offices and 14 ATMs located in Columbia, Luzerne and Montour Counties. The Corporation and its subsidiary must also adhere to certain federal banking laws and regulations and are subject to periodic examinations made by various federal agencies.

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

INVESTMENT IN REAL ESTATE VENTURE
     In October of 2000, the Bank became a limited partner in a real estate venture that owns and operates an affordable residential low-income housing apartment building for elderly residents. The investment is accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1 "Accounting for Tax
Benefits Resulting from Investments in Affordable Housing Projects".
The carrying value of the investment as of June 30, 2002, and December 31, 2001, was $589,506 and $617,284, respectively, and is carried in Other Assets in the accompanying consolidated balance sheet.

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


Note 2.  ALLOWANCE FOR LOAN LOSSES

  Changes in the allowance for loan losses for the periods ended
June 30, 2002, and June 30, 2001, were as follows:


(amounts in thousands)
                                                2002         2001
Balance, January 1                               $2,922        $2,702
Provision charged to operations                     300           185
Loans charged off                                  (169)         (232)
Recoveries                                           80            48
                                                               ______   ______
Balance, June 30                                 $3,133        $2,703
                                                               ======   ======


     At June 30, 2002, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $159,501. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At June 30, 2002, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.


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

     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.
The contract or notional amounts at June 30, 2002, and December 31, 2001, were as follows:


(amounts in thousands)                     June 30,       December 31,
                                              2002           2001
                                              ____           ____
Financial instruments whose
 contract amounts represent
 credit risk:
   Commitments to extend credit                 $21,894       $21,853
   Standby letters of credit                    $ 3,462       $ 2,589



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at June 30, 2002, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.


Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended June 30, 2002, were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______

Balance at January 1, 2002                2,933,727        $5,867      $ 9,761

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
  Total Comprehensive
     income (loss)
  Purchase of 1,000 shares
    treasury stock
  Sale of 1,000 shares
    treasury stock                                                          (6)
  5% Stock Dividend                         141,453           283        2,829
  Dividends in lieu of
    fractional shares

Cash dividends -
   $.40 per share
                                          _________        ______      _______
Balance at June 30, 2002                  3,075,180        $6,150      $12,584



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      _______


Balance at January 1, 2002                           $26,450        $  715

Comprehensive Income:
  Net Income                           $3,391          3,391
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                             2,164                        2,164
                                       ______
  Total Comprehensive
     income (loss)                     $5,555
                                       ======
  Purchase of 1,000 shares
    treasury stock
  Sale of 1,000 shares
    treasury stock
  5% Stock Dividend                                   (3,112)
  Dividends in lieu of
    fractional shares                                     (5)
Cash dividends -
   $.40 per share                                     (1,190)

                                                     _______        ______
Balance at June 30, 2002                             $25,534        $2,879



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
Balance at January 1, 2002                        $(3,097)       $39,696

Comprehensive Income:
  Net Income                                                       3,391
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                        2,164
  Total Comprehensive
     income (loss)
  Purchase of 1,000 shares
    treasury stock                                    (24)           (24)
  Sale of 1,000 shares
    treasury stock                                     24             18
  5% Stock Dividend
  Dividends in lieu of
    fractional shares                                                 (5)
Cash dividends -
   $.40 per share                                                 (1,190)

                                                  _______        _______
Balance at June 30, 2002                          $(3,097)       $44,050



   The 5% stock dividend declared June 25, 2002, and distributed in August 2002 has been included as a part of Consolidated
Stockholders' equity above. The related dividend attributable to fractional shares is reflected in dividends and in other liabilities as of June 30, 2002.

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

     The results of operations for the six-month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2002, and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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




/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
July 18, 2002

           CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND
                     PRINCIPAL FINANCIAL OFFICER
                  PURSUANT TO 18 U.S.C. SECTION 1350



     In connection with the Quarterly Report of First Keystone Corporation (the "Company") on Form 10Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), we,
J. Gerald Bazewicz, President and CEO, and David R. Saracino, Vice President and CFO, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.







                              /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and CEO




                              /s/ David R. Saracino
                              David R. Saracino
                              Vice President and CFO




August 9, 2002

Item 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of June 30, 2002


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the second quarter of 2002 of $1,719,000, an increase of $475,000, or 38.2%
from the second quarter of 2001. Six months net income for the period ended June 30, 2002, amounted to $3,391,000, an increase of 38.6% over the $2,447,000 net income reported June 30, 2001. The increase in net income in 2002 was primarily the result of the widening of our net interest margin resulting in increased net interest income. On a per share basis, net income per share increased to $1.14 for the six months of 2002 compared to $.82 for the first six months of 2001, while dividends increased to $.40 per share up from $.38 in 2001, or an increase of 5.3% per share. Data has been adjusted to reflect a 5% stock dividend declared June 25, 2002.

     Year-to-date net income annualized amounts to a return on average common equity of 16.34% and a return on assets of 1.70%.
For the six months ended June 30, 2001, these measures were 13.00% and 1.30%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 2002, interest income amounted to $6,465,000, a decrease of $311,000 or 4.6% from the second quarter of 2001. Interest expense amounted to $2,643,000 in the second quarter of 2002, a decrease of $1,206,000, or 31.3% from the second quarter of 2001. Accordingly, net interest income amounted to $3,822,000 in the second quarter of 2002, an increase of $895,000, or 30.6% over the second quarter of 2001. Year-to-date for the six months ended June 30, 2002, net interest income increased $1,758,000, or 30.6% to $7,502,000 from $5,744,000 in 2001. The net interest margin improvement resulting in the increased net interest income reflects reduced deposit and borrowing costs.

     Our net interest margin for the quarter ended June 30, 2002, was 4.24% compared to 3.44% for the quarter ended June 30, 2001.
For the six months ended June 30, 2002, our net interest margin was 4.21% compared to 3.46% for the first six months of 2001.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended June 30, 2002, was $125,000 compared to the $85,000 provision for the second quarter of 2001. Year-to-date, the provision for loan losses amounts to $300,000 in 2002 as compared to the $185,000 provision for the period ended June 30, 2001. Net charge-offs amounted to $89,000 for the six months ended June 30, 2002, as compared to $184,000 for the first six months of 2001.

     The allowance for loan losses as a percentage of loans, net of unearned interest remains strong at 1.54% as of June 30, 2002, and 1.47% as of December 31, 2001.


NON-INTEREST INCOME

     Total non-interest or other income was $465,000 for the quarter ended June 30, 2002, as compared to $564,000 for the quarter ended
June 30, 2001.  Excluding investment security gains and losses, non-interest income was $562,000 for the second quarter of 2002, as compared to $526,000 in the second quarter of 2001, an increase of 6.8%. For the six months ended June 30, 2002, total non-interest income was $980,000, a decrease of $65,000, or 6.2% from the first six months of 2001. A decrease in other non-interest income and securities gains in the first six months of 2002 account for the overall reduction in total non-interest or other income.


NON-INTEREST EXPENSES

     Total non-interest, or other expenses, was $1,905,000 for the quarter ended June 30, 2002, as compared to $1,823,000 for the quarter ended June 30, 2001. The increase of $82,000, or 4.5% is comprised of salary and benefits increasing $42,000, occupancy expense decreasing $3,000, and other non-interest expense increasing $43,000.

     For the six months ended June 30, 2002, total non-interest expense was $3,721,000, an increase of $197,000, or 5.6% over the first six months of 2001. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses. Salaries and benefits amount to 54.4% of total non-interest expense for the six months ended June 30, 2002, as compared to 54.2% for the first six months of 2001. Salaries and benefits amounted to $2,024,000 for the six months ended June 30, 2002, an increase of $113,000, or 5.9% over the first six months of 2001. Net occupancy expense amounted to $510,000 for the six-months ended June 30, 2002, a decrease of $17,000, or 3.2% from 2001.
Other non-interest expenses amounted to $1,187,000 for the six months ended June 30, 2002, an increase of $101,000, or 9.3% over the first six months of 2001. Even with the increase in non-interest expenses in 2002, our overall non-interest expense continues at less than 2% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 23.8% for the second quarter of 2002 as compared to 21.4% for the second quarter of 2001. For the six months ended June 30, 2002, our tax liability amounted to $1,070,000 for an effective tax rate of 24.0% as compared to an effective tax rate of 20.6% for the first six months of 2001. The increase in our effective tax rate was due primarily to the limited opportunities to purchase municipal (tax-free investments) securities at attractive interest rates within the maturity ranges we desired.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $412,254,000 as of June 30, 2002, an increase of $18,782,000, or 4.8% over year-end 2001. Total deposits increased to $308,480,000 as of June 30, 2002, an increase of $13,799,000, or 4.7% over year-end 2001.

     The Corporation used the increase in total deposits to fund primarily an increase in earnings assets, in particular, total loans and investment securities.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $202,915,000 as of June 30, 2002, from $198,224,000, or
2.4% since year-end 2001. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate. Asset quality remains strong with past-due loans and non-performing loans being relatively stable.

     In addition to loans, another primary earning asset is our investment portfolio which also increased in size from December 31, 2001, to June 30, 2002. Held-to-maturity securities amounted to $6,478,000 as of June 30, 2002, an increase of $469,000, or 7.8%
since year-end 2001. Likewise, available-for-sale securities increased to $185,268,000 as of June 30, 2002, an increase of $7,169,000, or 4.0% from year-end 2001. Interest bearing deposits with banks increased to $688,000 on June 30, 2002, as compared to $50,000 as of December 31, 2001.


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

     The company was required to adopt Financial Accounting
Standards Board Statement No. 114, "Accounting by Creditors for
Impairment of a Loan" - Refer to Note 2 above for details.


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual and restructured loans, other real estate and foreclosed assets, together with the loans past-due 90 days or more and still accruing. As of June 30, 2002, total non-performing assets were $1,457,000 as compared to $1,394,000 on December 31, 2001. Non-performing assets to total loans and foreclosed assets was .72% as of June 30, 2002, and .70% as of December 31, 2001.

     Interest income received on non-performing loans as of June 30, 2002, was $7,149 compared to $72,382 as of December 31, 2001.
Interest income, which would have been recorded on these loans under the original terms as of June 30, 2002, and December 31, 2001, was $61,913 and $93,258, respectively. As of June 30, 2002 and December 31, 2001, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $13,799,000 as non-interest bearing deposits increased by $2,406,000 and interest bearing deposits increased by $11,393,000 as of June
30, 2002, from year-end 2001. Total short-term and long-term borrowings remained stable at $56,946,000 as of June 30, 2002, as compared to $56,816,000 as of year-end 2001.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available-for-sale increased shareholders' equity, or capital, net of taxes, by $2,879,000 as of June 30, 2002, and $715,000 as of
December 31, 2001. Our stock repurchase plan repurchased 100,000 shares as of June 30, 2002 and December 31, 2001. This had an effect of our reducing our total stockholders' equity by $3,097,000.

     Total stockholders' equity was $44,055,000 as of June 30, 2002, and $39,696,000 as of December 31, 2001. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2002, our leverage ratio was 10.24% compared to 9.79% as of December 31, 2001. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2002, were 15.23% and 16.50%, respectively.
The same ratios as of December 31, 2001, were 15.01% and 16.26%, respectively.


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

 11                   Statement RE:  Computation of Earnings Per
                      Share.



              (b) During the quarter ended June 31, 2002, the registrant filed the following reports on Form 8-K:

Date of Report     Item     Description
______________     ____     ___________
June 6, 2002        5       Press release announcing earnings
                            increase
June 26, 2002       5       Press release announcing declaration of
                            a 5% stock dividend

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


August 9, 2002               /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



August 9, 2002               /s/ David R. Saracino
                             David R. Saracino
                             Treasurer/Assistant Secretary
                             (Principal Accounting Officer)

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