Form 10-Q
period 2002-09-30
FIRST KEYSTONE CORP
filed 2002-11-15
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission File Number: 2-88927

                      FIRST KEYSTONE CORPORATION
        (Exact name of registrant as specified in its charter)


                                              Pennsylvania     23-2249083
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         identification No.)


111 West Front Street, Berwick, PA           18603
(Address of principal executive            Zip Code)
          offices)


Registrant's telephone number, including area code:  (570) 752-3671

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

Common Stock, $2 Par Value, 2,966,156 shares as of September 30, 2002.

                   PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements

                        FIRST KEYSTONE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)
                                                  September     December
                                                    2002          2001
                                                 (Unaudited)
ASSETS
Cash and due from banks                             $  6,619       $  6,500
Interest bearing deposits with banks                   8,485             50
Available-for-sale securities
  carried at estimated fair value                    208,049        178,099
Investment securities, held to
  maturity securities, estimated
  fair value of $6,146 and $5,986                      6,140          6,009
Loans, net of unearned income                        200,716        198,224
Allowance for loan losses                              3,152          2,922
                                                    ________       ________
Net loans                                           $197,564       $195,302
                                                    ________       ________
Bank premises and equipment                            3,480          3,275
Accrued interest receivable                            2,928          2,994
Other assets                                           1,463          1,243
                                                    ________       ________
   Total Assets                                     $434,728       $393,472
                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                             $ 33,667       $ 25,576
   Interest bearing                                  293,287        269,105
                                                    ________       ________
   Total deposits                                   $326,954       $294,681
Short-term borrowings                                  7,690         11,566
Long-term borrowings                                  46,750         45,250
Accrued interest and other expenses                    2,042          2,083
Other liabilities                                      2,882            196
                                                    ________       ________
   Total Liabilities                                $386,318       $353,776

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  6,150       $  5,867
Surplus                                               12,584          9,761
Retained earnings                                     26,457         26,450
Accumulated other comprehensive
   income (loss)                                       6,532            715
Treasury stock at cost 109,024
   shares in 2002 and 100,000 in 2001                 (3,313)        (3,097)
                                                    ________       ________
   Total Stockholders' Equity                       $ 48,410       $ 39,696

   Total Liabilities and
     Stockholders' Equity                           $434,728       $393,472
                                                    ========       ========

See Accompanying Notes to Financial Statements



                        FIRST KEYSTONE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED September 30, 2002 AND 2001
                               (Unaudited)


(Amounts in thousands except per share data)

                                                   2002           2001
INTEREST INCOME
Interest and fees on loans                        $   3,788       $   3,990
Interest and dividend income
  on securities                                       2,743           2,710
Interest on deposits in banks                            52              36
                                                  _________       _________
  Total Interest Income                           $   6,583       $   6,736

INTEREST EXPENSE
Interest on deposits                              $   2,049       $   2,886
Interest on short-term borrowings                        33              90
Interest on long-term borrowings                        987             602
                                                  _________       _________
  Total Interest Expense                          $   3,069       $   3,578

Net interest income                               $   3,514       $   3,158
Provision for loan losses                               125             100
                                                  _________       _________
Net Interest Income After
  Provision for Loan Losses                       $   3,389       $   3,058

OTHER INCOME
Service charges on deposit accounts               $     339       $     284
Other non-interest income                               191             202
Investment securities gains
  (losses) net                                           18              45
                                                  _________       _________
  Total Other Income                              $     548       $     531

OTHER EXPENSES
Salaries and employee benefits                    $   1,052       $     971
Net occupancy and fixed asset
  expense                                               302             246
Other non-interest expense                              638             559
                                                  _________       _________
  Total Other Expenses                            $   1,992       $   1,776

Income before income taxes                        $   1,945       $   1,813
Applicable income tax (benefit)                         397             406
                                                  _________       _________
Net Income                                        $   1,548       $   1,407
                                                  =========       =========
Per Share Data
  Net Income                                      $     .52       $     .47
  Cash dividends                                        .21             .19
  Weighted average shares
    outstanding                                   2,974,288       2,975,180


See Accompanying Notes to Financial Statements



                        FIRST KEYSTONE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
          FOR THE NINE MONTHS ENDED September 30, 2002 AND 2001
                               (Unaudited)


(Amounts in thousands except per share data)

                                                   2002           2001
INTEREST INCOME
Interest and fees on loans                        $  11,274       $  11,920
Interest and dividend income
  on securities                                       8,105           8,084
Interest on deposits in banks                            61             205
                                                  _________       _________
  Total Interest Income                           $  19,440       $  20,209

INTEREST EXPENSE
Interest on deposits                              $   6,060       $   9,242
Interest on short-term borrowings                       117             286
Interest on long-term borrowings                      2,247           1,779
                                                  _________       _________
  Total Interest Expense                          $   8,424       $  11,307

Net interest income                               $  11,016       $   8,902
Provision for loan losses                               425             285
                                                  _________       _________
Net Interest Income After
  Provision for Loan Losses                       $  10,591       $   8,617

OTHER INCOME
Service charges on deposit
  accounts                                        $     922       $     861
Other non-interest income                               580             619
Investment securities gains
  (losses) net                                           26              96
                                                  _________       _________
  Total Other Income                              $   1,528       $   1,576

OTHER EXPENSES
Salaries and employee benefits                    $   3,076       $   2,882
Net occupancy and fixed asset
  expense                                               812             773
Other non-interest expense                            1,825           1,645
                                                  _________       _________
  Total Other Expenses                            $   5,713       $   5,300

Income before income taxes                        $   6,406       $   4,893
Applicable income tax (benefit)                       1,467           1,039
                                                  _________       _________
Net Income                                        $   4,939       $   3,854
                                                  =========       =========

Per Share Data
  Net Income                                      $    1.66       $    1.30
  Cash dividends                                        .61             .57
  Weighted average shares
    outstanding                                   2,974,288       2,975,180


See Accompanying Notes to Financial Statements



                        FIRST KEYSTONE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED September 30, 2002 AND 2001
                               (Unaudited)

(Amounts in thousands)
                                                   2002           2001
OPERATING ACTIVITIES
Net income                                          $  4,939       $  3,854
Adjustments to reconcile net income
  to net cash provided
   by operating activities:
   Provision for loan losses                             425            285
   Provision for depreciation
     and amortization                                    292            298
   Premium amortization on
     investment securities                               369            206
   Discount accretion on investment
     securities                                         (486)          (732)
   Gain on sale of mortgage loans                       (184)           (95)
   Proceeds from sale of mortgage loans                6,712          6,865
   Originations of mortgage loans for
     resale                                           (6,930)        (3,820)
   (Gain) loss on sales of investment
     securities                                          (26)           (96)
   (Gain) loss on sales of other real
     estate owned                                          0             19
   Deferred income tax (benefit)                        (109)           (42)
   (Increase) decrease in interest
     receivable and other assets                        (244)         1,797
   Increase (decrease) in interest
     payable, accrued expenses and
     other liabilities                                  (203)          (127)
                                                    ________       ________
   Net Cash Provided by Operating
     Activities                                     $  4,555       $  8,412

INVESTING ACTIVITIES
   Purchases of investment
     securities available-for-sale                  $(77,489)      $(78,918)
   Purchase of investment securities
     held-to-maturity                                   (983)             0
   Proceeds from sales of investment
     securities available for sale                    41,922         17,372
   Proceeds from maturities and
     redemptions of investment
     securities available for sale                    14,600         36,828
   Proceeds from maturities and
     redemption of investment
     securities held to maturity                         832          1,150
   Net (increase) decrease in loans                   (2,316)       (12,149)
   Purchase of premises and equipment                   (497)           (68)
   Proceeds from sale of other real
     estate owned                                         75            387
                                                    ________       ________
   Net Cash Used by Investing
     Activities                                     $(23,856)      $(35,398)

FINANCING ACTIVITIES
   Net increase (decrease) in
     deposits                                       $ 32,273       $ 27,537
   Net increase (decrease) in
     short-term borrowings                            (3,876)         1,188
   Net increase (decrease) in
     long-term borrowings                              1,500          1,000
   Acquisition of treasury stock                        (240)             0
   Proceeds from sale of treasury
     stock                                                18              0
   Cash dividends                                     (1,820)        (1,700)
                                                    ________       ________
   Net Cash Provided by Financing
     Activities                                     $ 27,855       $ 28,025
   Increase (Decrease) in Cash and
     Cash Equivalent                                   8,554          1,039
Cash and Cash Equivalents, Beginning                   6,550          9,161
                                                    ________       ________
Cash and Cash Equivalents, Ending                   $ 15,104       $ 10,200
                                                    ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
  Cash paid during period for
     Interest                                       $  8,540       $ 11,642
     Income Taxes                                      1,808          1,075


See Accompanying Notes to Financial Statements


                      FIRST KEYSTONE CORPORATION
              CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                          September 30, 2002
                             (Unaudited)

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

INVESTMENT IN REAL ESTATE VENTURE
  In October of 2000, the Bank became a limited partner in a real estate venture that owns and operates an affordable residential low-income housing apartment building for elderly residents. The investment is accounted for under the effective yield method under the Emerging
Issues Task Force (EITF) 94-1 "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". The carrying value of the investment as of September 30, 2002, and December 31, 2001, was $575,617 and $617,284, respectively, and is carried in Other Assets in the accompanying consolidated balance sheet.

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


Note 2.  ALLOWANCE FOR LOAN LOSSES

  Changes in the allowance for loan losses for the periods ended
September 30, 2002, and September 30, 2001, were as follows:


(amounts in thousands)
                                                2002         2001
                                                ____         ____
Balance, January 1                               $2,922        $2,702
Provision charged to operations                     425           285
Loans charged off                                  (287)         (393)
Recoveries                                           92            59
                                                               ______   ______
Balance, September 30                            $3,152        $2,653



  At September 30, 2002, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $93,350. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

  At September 30, 2002, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

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

  The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2002, and December 31, 2001, were as follows:

<CATPION>

(amounts in thousands)                    September 30,   December 31,
                                              2002           2001
                                              ____           ____
Financial instruments whose
 contract amounts represent
 credit risk:
   Commitments to extend credit                 $24,340       $23,598
   Standby letters of credit                    $ 3,619       $ 1,055



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

  The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at September 30, 2002, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.


Note 6.  STOCKHOLDERS' EQUITY

    Changes in Stockholders' Equity for the period ended September 30, 2002, were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______

Balance at January 1, 2002                2,933,727        $5,867      $ 9,761

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
  Total Comprehensive
     income (loss)
  Purchase of 10,024 shares
    treasury stock
  Sale of 1,000 shares
    treasury stock                                                          (6)
  5% Stock Dividend                         141,453           283        2,829
  Dividends in lieu of
    fractional shares
Cash dividends -
   $.61 per share
                                          _________        ______      _______
Balance at September 30, 2002             3,075,180        $6,150      $12,584      =========         ======        =======



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      _______


Balance at January 1, 2002                           $26,450        $  715

Comprehensive Income:
  Net Income                          $ 4,939          4,939
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                             5,817                        5,817
                                      _______
  Total Comprehensive
     income (loss)                    $10,756
                                      =======
  Purchase of 10,024 shares
    treasury stock
  Sale of 1,000 shares
    treasury stock
  5% Stock Dividend                                   (3,112)
  Dividends in lieu of
    fractional shares                                     (5)
Cash dividends -
   $.61 per share                                     (1,815)
                                                     _______        ______
Balance at September 30, 2002                        $26,457        $6,532
                                                     =======        ======


(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
Balance at January 1, 2002                        $(3,097)       $39,696

Comprehensive Income:
  Net Income                                                       4,939
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                        5,817
  Total Comprehensive
     income (loss)
  Purchase of 10,024 shares
    treasury stock                                   (240)          (240)
  Sale of 1,000 shares
    treasury stock                                     24             18
  5% Stock Dividend
  Dividends in lieu of
    fractional shares                                                 (5)
Cash dividends -
   $.61 per share                                                 (1,815)
                                                  _______        _______
Balance at September 30, 2002                     $(3,313)       $48,410
                                                  =======        =======



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

    The results of operations for the nine-month period ended
September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of September 30, 2002, and the related consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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




/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP


Kingston, Pennsylvania
October 17, 2002

Item 2.   First Keystone Corporation Management's
          Discussion and Analysis of Financial Condition and
          Results of Operation as of September 30, 2002


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


RESULTS OF OPERATIONS

       First Keystone Corporation realized earnings for the third quarter of 2002 of $1,548,000, an increase of $141,000, or 10.0% from the third quarter of 2001. Nine months net income for the period ended September 30, 2002, amounted to $4,939,000, an increase of 28.2% from the $3,854,000 net income reported September 30, 2001. The increase in year-to-date net income for 2002 was primarily the result of an improved net interest margin resulting in increased net interest income. On a per share basis, net income per share amounted to $1.66 for the nine months of 2002, compared to $1.30 for the first nine months of 2001, while dividends increased to $.61 per share up from $.57 in 2001, or an increase of 7.0%. Per share data has been adjusted to reflect a 5% dividend paid August 6, 2002.

     Year-to-date net income annualized amounts to a return on average common equity of 15.33% and a return on assets of 1.62%. For the nine months ended September 30, 2001, these measures were 13.39% and 1.35%, respectively on an annualized basis.


NET INTEREST INCOME

    The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 2002, interest income amounted to $6,583,000, a decrease of $153,000 or 2.3% from the third quarter of 2001. Interest expense amounted to $3,069,000 in the third quarter of 2002, a decrease of $509,000, or 14.2% from the third quarter of 2001. Accordingly, net interest income amounted to $3,514,000 in the third quarter of 2002, an increase of $356,000, or 11.3% over the third quarter of 2001. Year-to-date for the nine months ended September 30, 2002, total interest income
decreased $769,000, or 3.8% from the first nine months of 2001. Total interest expense decreased $2,883,000, or 25.5% for the first nine months of 2002 over 2001. This resulted in net interest income increasing $2,114,000 to $11,016,000 as of September 30, 2002. The
increased net interest income reflects substantially reduced deposit costs.

    Our net interest margin for the quarter ended September 30, 2002, was 3.74% compared to 3.62% for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, our net interest margin was 4.04% compared to 3.51% for the first nine months of 2001.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 2002, was $125,000 compared to $100,000 for the third quarter of 2001. Year-to-date, the provision for loan losses amounts to $425,000 in 2002 as compared to the $285,000 provision for the period ended September 30, 2001. Net charge-offs amounted to $195,000 for the nine months ended September 30, 2002, as compared to $334,000 for the first nine months of 2001.

       The allowance for loan losses as a percentage of loans, net of unearned interest was 1.57% as of September 30, 2002, and 1.47% as of December 31, 2001.


NON-INTEREST INCOME

      Total non-interest or other income was $548,000 for the quarter ended September 30, 2002, as compared to $531,000 for the quarter ended September 30, 2001. Excluding investment security gains and losses, non-interest income was $530,000 for the third quarter of 2002, as compared to $486,000 in the third quarter of 2001, an increase of 9.1%. For the nine months ended September 30, 2002, total non-interest income was $1,528,000, a decrease of $48,000, or 3.0% from the first nine months of 2001. A decrease in other non-interest income and gains on securities in the first nine months of 2002 accounts for the overall reduction in total non-interest or other income.


NON-INTEREST EXPENSES

    Total non-interest, or other expenses, was $1,992,000 for the quarter ended September 30, 2002, as compared to $1,776,000 for the quarter ended September 30, 2001. The increase of $216,000, or 12.2%, is comprised of salary and benefits increasing $81,000, occupancy expense increasing $56,000, and other non-interest expense increasing $79,000. Much of the increase in non-interest expense in the third quarter relates to the opening of our tenth full service office in Kingston, Pennsylvania, during the quarter.

     For the nine months ended September 30, 2002, total non-interest expense was $5,713,000, an increase of $413,000, or 7.8% over the first nine months of 2001. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses. Salaries and benefits amount to 53.8% of total non-interest expense for the nine months ended September 30, 2002, as compared to 54.4% for the first nine months of 2001. Salaries and benefits amounted to $3,076,000 for the nine months ended September 30, 2002, an increase of $194,000, or 6.7% over the first nine months of 2001. Net occupancy expense amounted to $812,000 for the nine-months ended September 30, 2002, an increase of $39,000, or 5.0% from 2001. Other non-interest expenses amounted to $1,825,000 for the nine months ended September 30, 2002, an increase of $180,000, or 10.9% over the first nine months of 2001. Even with the increase in non-interest expenses in 2002, our overall non-interest expense continues at less than 2% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non-interest expense.


INCOME TAXES

      Effective tax planning has helped produce favorable net income. The effective total income tax rate was 20.4% for the third quarter of 2002 as compared to 22.4% for the third quarter of 2001. For the nine months ended September 30, 2002, our tax liability amounted to $1,467,000 for an effective tax rate of 22.9% as compared to an effective tax rate of 21.2% for the first nine months of 2001. The increase in our effective tax rate was due primarily to the limited opportunities to purchase municipal (tax-free investments) securities at attractive interest rates within the maturity ranges we desired.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

    Total assets increased to $434,728,000 as of September 30, 2002, an increase of $41,256,000, or 10.5% over year-end 2001. Total deposits increased to $326,954,000 as of September 30, 2002, an increase of $32,273,000, or 11.0% over year-end 2001.

    The Corporation used the increase in total deposits to fund primarily an increase in earnings assets, in particular, total loans and investment securities. Borrowings decreased $2,376,000 from December 31, 2001. Short-term borrowings decreased to $7,690,000 as of September 30, 2002, down $3,876,000 from year-end 2001. Long-term borrowings increased to $46,750,000 as of September 30, 2002, up $1,500,000 from year-end 2001.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $200,716,000 as of September 30, 2002, up $2,492,000, or 1.3% since year-end 2001. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate. Asset quality remains relatively strong with past-due loans being stable and non-performing loans decreasing due to a large commercial real estate loan being brought current and restructured.

     In addition to loans, another primary earning asset is our investment portfolio which also increased in size from December 31, 2001, to September 30, 2002. Held-to-maturity securities amounted to $6,140,000 as of September 30, 2002, an increase of $131,000, or 2.2%
since year-end 2001. Likewise, available-for-sale securities increased to $208,049,000 as of September 30, 2002, an increase of $29,950,000, or
16.8% from year-end 2001. Interest bearing deposits with banks increased to $8,485,000 on September 30, 2002, as compared to $50,000 as of December 31, 2001.


ALLOWANCE FOR LOAN LOSSES

     Management performs a quarterly analysis to determine the adequacy of the allowance for loan losses. The methodology in determining adequacy incorporates specific allocations together with a risk/loss analysis on various segments of the portfolio according to an internal loan review process. Management maintains its loan review and loan classification standards consistent with those of its regulatory supervisory authority. Management feels, considering the conservative portfolio composition, which is largely composed of small retail loans (mortgages and installments) with minimal classified assets, low delinquencies, and favorable loss history, that the allowance for loan loss is adequate to cover foreseeable future losses.

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


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual and restructured loans, other real estate and foreclosed assets, together with the loans past-due 90 days or more and still accruing. As of September 30, 2002, total non-performing assets were $652,940 as compared to $1,394,000 on December 31, 2001. Non-performing assets to total loans and foreclosed assets was .33% as of September 30, 2002, and .70% as of December 31, 2001.

       Interest income received on non-performing loans as of September 30, 2002, was $13,653 compared to $72,382 as of December 31, 2001.
Interest income, which would have been recorded on these loans under the original terms as of September 30, 2002, and December 31, 2001, was $39,100 and $93,258, respectively. As of September 30, 2002 and December 31, 2001, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

      As indicated previously, total deposits increased by $32,273,000 as non-interest bearing deposits increased by $8,091,000 and interest bearing deposits increased by $24,182,000 as of September 30, 2002, from year-end 2001. Total short-term and long-term borrowings decreased by $2,376,000 from year-end 2001.


CAPITAL STRENGTH

    Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available-for-sale increased shareholders' equity, or capital net of taxes, by $6,532,000 as of September 30, 2002, and $715,000 as of December 31,
2001. Our stock repurchase plan repurchased 109,024 shares as of September 30, 2002 and 100,000 shares as of December 31, 2001. This had an effect of our reducing our total stockholders' equity by $3,313,000 on September 30, 2002, and $3,097,000 as of December 31, 2001.

      Total stockholders' equity was $48,410,000 as of September 30, 2002, and $39,696,000 as of December 31, 2001. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2002, our leverage ratio was 9.86% compared to 9.79% as of December 31, 2001. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2002, were 16.24% and 17.58%, respectively. The same ratios as of December 31, 2001, were 15.01% and 16.26%, respectively.


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


Item 3.   Controls and Procedures

       a) Evaluation of disclosure controls and procedures. The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the company concluded that the company's disclosure controls and procedures were adequate.

    b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial officers.

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

     Item 5.  Other Information

              None.

     Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits required by Item 601 Regulation S-K


Exhibit Number        Description of Exhibit
______________        ______________________
3i                    Articles of Incorporation, as amended
                      (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2001)

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

 11                   Statement RE:  Computation of Earnings Per
                         Share.

 99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

 99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350


        (b) During the quarter ended September 30, 2002, the registrant filed the following reports on Form 8-K:

Date of Report     Item     Description
______________     ____     ___________
July 30, 2002       5       Press release announcing earnings increase

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


November 13, 2002            /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



November 13, 2002            /s/ David R. Saracino
                             David R. Saracino
                             Treasurer/Chief Financial Officer
                             (Principal Accounting Officer)

                            CERTIFICATION


I, J. Gerald Bazewicz, President and Chief Executive Officer, certify, that:

  1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2002, of First Keystone Corporation.

    2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                            /s/ J. Gerald Bazewicz
                            J. Gerald Bazewicz
                            President and Chief Executive Officer

Date:  November 13, 2002

                            CERTIFICATION


I, David R. Saracino, Treasurer and Chief Financial Officer, certify, that:

    1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2002, of First Keystone Corporation.

    2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                            /s/ David R. Saracino
                            David R. Saracino
                            Treasurer and Chief Financial Officer

Date:  November 13, 2002

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

 99.1              Certification of Principal Executive Officer
                   Pursuant to 18 U.S.C. Section 1350

 99.2              Certification of Principal Financial Officer
                   Pursuant to 18 U.S.C. Section 1350