Form 10-K
period 2002-12-31
FIRST KEYSTONE CORP
filed 2003-03-27
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

[x]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Or

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates on the Registrant based on the closing price as of March
11, 2003, was approximately $69,661,499.

     The number of shares outstanding of the issuer's Common Stock, as of March 11, 2003, was 2,959,233 shares of Common Stock, par value $2.00 per share.


                DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 2003 definitive Proxy Statement are incorporated by reference in Part III of this Report. In addition, portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2002, are incorporated by reference in Part II of this Report.

                    FIRST KEYSTONE CORPORATION
                             FORM 10-K

                         Table of Contents

Part I                                                  Page
______                                                  ____

Item 1.     Business                                     1
Item 2.     Properties                                   8
Item 3.     Legal Proceedings                            9
Item 4.     Submission of Matters to a
              Vote of Security Holders                   9


Part II
_______

Item 5.     Market for Registrant's Common
              Equity and Related
              Stockholder Matters                        10
Item 6.     Selected Financial Data                      11
Item 7.     Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                  11
Item 7A.     Quantitative and Qualitative
              Disclosure amount Market Risk              11
Item 8.     Financial Statements and
              Supplementary Data                         12
Item 9.     Changes in and Disagreements
              with Accountants on Accounting
              and Financial Disclosure                   12


Part III
________

Item 10.     Directors and Executive Officers
               of the Registrant                         12
Item 11.     Executive Compensation                      12
Item 12.     Security Ownership of Certain
               Beneficial Owners
               and Management                            13
Item 13.     Related Party Transactions                  13


Part IV
_______

Item 14.     Exhibits, Financial Statement
               Schedules, and Reports on
               Form 8-K                                  13
             Signatures                                  15
             Exhibit 11                                  20
             Exhibit 13                                  22
             Exhibit 21                                  23
             Exhibit 23                                  24
             Exhibit 99.1                                25
             Exhibit 99.2                                26

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


ITEM 1.    BUSINESS

     First Keystone Corporation is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of The First National Bank of Berwick. Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank.
The Corporation has one wholly-owned subsidiary, the Bank, which has a commercial banking operation and trust department as its major lines of business. Greater than 95% of the company's revenue and profit came from the commercial banking department for the years ended December 31, 2002, 2001, and 2000, and was the only reportable segment. At December 31, 2002, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $439.5 million, $393.5 million and $294.7 million, respectively.

     The Bank was organized in 1864. The Bank is a national banking association that is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance
Corporation (FDIC) to the maximum extent of the law. The Bank, has ten branch locations (five branches within

Columbia County, four branches within Luzerne County, and one branch in Montour County, Pennsylvania), and is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern and Central Pennsylvania market area. The Bank's commercial banking activities include accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. Additionally, the Bank also provides personal and corporate trust and agency services to individuals, corporations, and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management of pension and profit sharing plans.

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

     The Corporation is also subject to the provisions of the Bank Holding Company Act of 1956, as amended, and to supervision by the Federal Reserve Board. The Bank Holding Company Act requires the Corporation to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of substantially all of the assets of any institution, including another bank.

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

     To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.
On December 31, 2002, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

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



      The following table presents the Corporation's capital ratios at December 31, 2002:


                                                     (In Thousands)
Tier I Capital                                                  $ 42,530
Tier II Capital                                                 $  3,504
Total Capital                                                   $ 46,034

Adjusted Total Average Assets                                   $435,001
Total Adjusted Risk-Weighted Assets F1>                         $269,111

Tier I Risk-Based Capital Ratio <F2>                              15.80%
Required Tier I Risk-Based Capital Ratio                           4.00%
Excess Tier I Risk-Based Capital Ratio                            11.80%

Total Risk-Based Capital Ratio <F3>                               17.11%
Required Total Risk-Based Capital Ratio                            8.00%
Excess Total Risk-Based Capital Ratio                              9.11%

Tier I Leverage Ratio <F4>                                         9.78%
Required Tier I Leverage Ratio                                     4.00%
Excess Tier I Leverage Ratio                                       5.78%
_________________

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



     The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also, the information under the caption "Capital Strength" appearing on page 42 of Registrant's 2002 Annual Report, included in Exhibit 13.

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

 History and Business - Bank
 ___________________________

     The Bank's legal headquarters are located at 111 West Front
Street, Berwick, Pennsylvania.

     As of December 31, 2002, the Bank had total assets of $437,532,000, total shareholders' equity of $47,206,000 and total deposits and other liabilities of $390,326,000.

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

     At December 31, 2002, the Bank had 116 full-time employees and 31 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

 Competition - Bank
 __________________

     The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions. The Bank's major competitors in Columbia and Luzerne counties are:

 *  First Columbia Bank & Trust Co. of Bloomsburg
 *  PNC Bank, N.A.
 *  Columbia County Farmers National Bank of Bloomsburg
 *  M & T Bank
 *  FNB Bank of Danville
 *  First Susquehanna Bank

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

105 Market Street            Leased       4,000         Computer/
(second floor)               Annual                     accounting
                                          Rental                  department.
                                          $33,268


2nd & Market Streets,        Owned        Land Area     No buildings,
Berwick                                   1.45 Acres    held for possible
                                                                  expansion. Present
                                                                  use, parking.


701 Freas Avenue,
Berwick                      Owned        3,744         Banking services.


Giant Market                 Leased       500           Banking services.
50 Briar Creek Plaza         Annual
                                          Rental
                                          $30,000


2401 Columbia
Boulevard, Bloomsburg        Leased       2,000         Banking services.
                                          Annual
                                          Rental
                                          $40,000


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


Third & Race Streets,        Owned        2,500         Banking services.
Mifflinville







                                          Type of       Square
Location                     Ownership    Footage       Use
          ________                        _________     _______   ___
Luzerne County, PA

Salem Township               Owned        3,700         Banking services.
400 Fowler Avenue,
Berwick


West Third Street,           Leased       2,300         Banking services.
Nescopeck                    Annual
                                          Rental
                                          $12,000


1540 Sans Souci              Owned        4,000         Banking services.
Highway, Wilkes-Barre


179 South Wyoming            Leased       3,000         Banking services.
Avenue, Kingston             Annual
                                          Rental
                                          $51,000


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

                              Part II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The Corporation's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "FKYS".
The following table sets forth:

* The quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported to the management of the Corporation and
* Quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2001.

The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission, and may not necessarily reflect actual transactions.


                                 Stock Prices              Dividends
                               High         Low            Declared
                               ____         ___            ________
2002:
First quarter                  $22.86       $18.57         $.20
Second quarter                 $22.38       $20.10         $.20
Third quarter                  $24.00       $19.19         $.21
Fourth quarter                 $26.25       $23.95         $.24



                                 Stock Prices              Dividends
                               High         Low            Declared
                               ____         ___            ________
2001:
First quarter                  $15.95       $12.86         $.19
Second quarter                 $18.10       $13.70         $.19
Third quarter                  $25.24       $17.38         $.19
Fourth quarter                 $20.18       $18.10         $.20



     As of December 31, 2002, the Corporation had approximately 576 shareholders of record.

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

     The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C.
Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice. As of December 31, 2002, there was $6,778,084 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.

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


ITEM 6.   SELECTED FINANCIAL DATA

     The information under the caption "Summary of Selected
Financial Data" appearing on page 2 of the Corporation's Annual
Report to Shareholders for the year ended December 31, 2002, which page is included in Exhibit 11 hereto, is incorporated in its entirety by reference in response to this Item 6.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 30 through 46 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2002, which pages are included in Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 7.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information under the caption "Quantitative and Qualitative Disclosure about Market Risk" appearing on page 43 through 45 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2002, which pages are included in
Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 7A.

TEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Corporation's Consolidated Financial Statements and notes thereto appearing on pages 5 through 29 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2002, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.



                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Information As To Directors and Nominees" and "Principal Officers of the Bank" appearing on pages 7, 8, 9, 10, 21 and 22, respectively, is incorporated here by reference of First Keystone Corporation's proxy statement for its 2003 annual meeting of shareholders scheduled for April 15, 2003. The information under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" is as follows:

                SECTION 16(A) BENEFICIAL OWNERSHIP
                       REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the corporation's officers and directors, and persons who own more than 10% of the registered class of the corporation's equity securities, to file reports of ownership of the corporation's common stock and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the corporation with copies of all Section 16(a) forms they file.

 Based solely on its review of copies of Section 16(a) forms received by it, or written representations from reporting persons that no Forms 5 were required for those persons, the corporation believes that during the period January 1, 2002, through December 31, 2002, its officers, directors and reporting shareholders were in compliance with all filing requirements applicable to them.


ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" appearing on pages 15 through 19 is incorporated here by reference of First Keystone Corporation's proxy statement for its 2003 annual meeting of shareholders scheduled for April 15, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The information under the caption "Principal Beneficial Owners of the Corporation's Stock" appearing on pages 5 and 6 is incorporated here by reference of First Keystone Corporation's proxy statement for its 2003 annual meeting of shareholders scheduled for April 15, 2003.


ITEM 13.  RELATED PARTY TRANSACTIONS

     The information under the caption "Related Party Transactions" appearing on page 21 is incorporated here by reference of First
Keystone Corporation's proxy statement for its 2003 annual meeting of shareholders scheduled for April 15, 2003.



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

     (b) The Corporation filed the following report on Form 8-K during the last quarter of the year ended December 31, 2002


Date of Report          Item        Description
______________          ____        ___________

November 5, 2002        5           Press release of First
                                    Keystone Corporation dated
                                    October 30, 2002, announcing a
                                    28% earnings increase.

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

11                               Computation of Earnings Per
                                 Share for the fiscal year-ended
                                 2002, 2001, and 2000

12                               Statement of Computation of
                                 Ratios (See the information
                                 appearing on page 2 of
                                 Registrant's Summary of
                                 Selected Financial Data, which
                                 page is included in Exhibit 11
                                 and pages 31 and 42 of
                                 Registrant's 2002 Annual
                                 Report, which pages are
                                 included in Exhibit 13.)

13                               Excerpts from Annual Report to
                                 Shareholders for Fiscal Year
                                 Ended December 31, 2002.

21                               List of Subsidiaries of the
                                 Corporation

23                               Consent of Independent
                                 Auditors.

99.1                             Certification of Principal
                                 Executive Officer Pursuant to
                                 18 U.S.C. Section 1350 as
                                 Adopted Pursuant to Section 906
                                 of the Sarbanes-Oxley Act of
                                 2002

99.2                             Certification of Principal
                                 Financial Officer Pursuant to
                                 18 U.S.C. Section 1350 as
                                 Adopted Pursuant to Section 906
                                 of the Sarbanes-Oxley Act of
                                 2002

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

Date:      March 25, 2003


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:             /s/ John L. Coates
           John L. Coates
           Secretary and Director

Date:      March 25, 2003



By:             /s/ J. Gerald Bazewicz
           J. Gerald Bazewicz
           President, Chief Executive
           Officer and Director
           (Chief Executive Officer
              and Principal Financial Officer)

Date:      March 25, 2003

By:             /s/ John E. Arndt
           John E. Arndt
           Director

Date:      March 25, 2003



By:             /s/ Budd L. Beyer
           Budd L. Beyer
           Director

Date:      March 25, 2003



By:             /s/ Don E. Bower
           Don E. Bower
           Director

Date:      March 25, 2003



By:             /s/ Robert E. Bull
           Robert E. Bull
           Chairman of the Board
              and Director

Date:      March 25, 2003



By:             /s/ Dudley P. Cooley
           Dudley P. Cooley
           Director

Date:      March 25, 2003



By:             /s/ Frederick E. Crispin, Jr.
           Frederick E. Crispin, Jr.
           Director

Date:      March 25, 2003

By:
           Jerome F. Fabian
           Director

Date:      March 25, 2003



By:             /s/ David R. Saracino
           David R. Saracino
           Treasurer and Assistant Secretary
           (Principal Accounting Officer)

Date:      March 25, 2003



By:
           Robert J. Wise
           Vice Chairman of the Board
              and Director

Date:      March 25, 2003

                           CERTIFICATION

I, J. Gerald Bazewicz, President and Chief Executive Officer, certify, that:

     1. I have reviewed this annual report on Form 10-K for the period ended December 31, 2002, of First Keystone Corporation.

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)      designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                            /s/ J. Gerald Bazewicz
                            J. Gerald Bazewicz
                            President and Chief Executive Officer


Date:  March 25, 2003

                           CERTIFICATION

I, David R. Saracino, Treasurer and Chief Financial Officer, certify, that:

     1. I have reviewed this annual report on Form 10-K for the period ended December 31, 2002, of First Keystone Corporation.

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)      designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                            /s/ David R. Saracino
                            David R. Saracino
                            Treasurer and Chief Financial Officer


Date:  March 25, 2003