Form 10-Q
period 2003-03-31
FIRST KEYSTONE CORP
filed 2003-05-13
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission File Number: 2-88927

                      FIRST KEYSTONE CORPORATION
        (Exact name of registrant as specified in its charter)


                 Pennsylvania                       23-2249083
         (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)           identification No.)


       111 West Front Street, Berwick, PA              18603
              (Address of principal                  (Zip Code)
              executive offices)


Registrant's telephone number, including area code:  (570) 752-3671

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

Common Stock, $2 Par Value, 2,956,283 shares as of March 31, 2003.

                   PART I. - FINANCIAL INFORMATION


Item. 1  Financial Statements

                FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)
                                                   March       December
                                                    2003          2002
                                                 (Unaudited)
ASSETS
Cash and due from banks                             $  6,663       $  7,396
Interest bearing deposits with banks                   4,994             60
Available-for-sale securities
   carried at estimated fair value                   217,869        209,823
Investment securities, held-to-
   maturity securities, estimated
   fair value of $4,999 and $5,925                     5,005          5,932
Loans, net of unearned income                        203,239        201,517
Allowance for loan losses                             (3,300)        (3,174)
                                                    ________       ________
Net loans                                           $199,939       $198,343
Bank premises and equipment                            3,432          3,430
Accrued interest receivable                            2,892          3,069
Cash surrender value of bank
   owned life insurance                               10,223         10,102
Other assets                                           1,459          1,371
                                                    ________       ________
   Total Assets                                     $452,476       $439,526
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                             $ 30,312       $ 30,057
   Interest bearing                                  316,861        300,689
                                                    ________       ________
   Total deposits                                   $347,173       $330,746

Short-term borrowings                                  5,501          9,067
Long-term borrowings                                  45,750         45,750
Accrued interest and other expenses                    2,077          1,648
Other liabilities                                      2,534          3,219
                                                    ________       ________
   Total Liabilities                                $403,035       $390,430

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                   6,154          6,150
Surplus                                               12,596         12,584
Retained earnings                                     28,460         27,395
Accumulated other comprehensive
   income (loss)                                       5,855          6,544
Less treasury stock at cost 120,924
   shares in 2003 and 119,181
   shares in 2002                                     (3,624)        (3,577)
                                                    ________       ________
   Total Stockholders' Equity                       $ 49,441       $ 49,096

   Total Liabilities and
     Stockholders' Equity                           $452,476       $439,526
                                                    ========       ========


See Accompanying Notes to Consolidated Financial Statements



                FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED March 31, 2003 AND 2002
                               (Unaudited)


(Amounts in thousands except per share data)

                                                   2003           2002
INTEREST INCOME
Interest and fees on loans                          $ 3,570         $ 3,715
Interest and dividend income
   on securities                                      2,670           2,676
Interest on deposits in banks                            17               1
                                                    _______         _______
   Total Interest Income                            $ 6,257         $ 6,392
                                                    _______         _______
INTEREST EXPENSE
Interest on deposits                                $ 1,974         $ 2,050
Interest on short-term borrowings                        27              48
Interest on long-term borrowings                        591             614
                                                    _______         _______
   Total Interest Expense                           $ 2,592         $ 2,712
                                                    _______         _______
Net interest income                                 $ 3,665         $ 3,680
Provision for loan losses                               150             175
                                                    _______         _______
Net Interest Income After
   Provision for Loan Losses                        $ 3,515         $ 3,505
                                                    _______         _______
OTHER INCOME
Service charges on deposit accounts                 $   357         $   261
Other non-interest income                               353             149
Investment securities gains
   (losses) net                                          35             105
                                                    _______         _______
   Total Other Income                               $   745         $   515
                                                    _______         _______
OTHER EXPENSES
Salaries and employee benefits                      $ 1,083         $ 1,027
Net occupancy and fixed asset
   expense                                              293             248
Other non-interest expense                              643             541
                                                    _______         _______
   Total Other Expenses                             $ 2,019         $ 1,816
                                                    _______         _______
Income before income taxes                          $ 2,241         $ 2,204
Applicable income tax (benefit)                         463             532
                                                    _______         _______
Net Income                                          $ 1,778         $ 1,672
                                                    =======         =======
PER SHARE DATA
   Net Income Per Share:
      Basic                                         $   .60         $   .56
      Diluted                                           .60             .56
      Cash dividends per share                          .24             .20



See Accompanying Notes to Consolidated Financial Statements




                FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED March 31, 2003 AND 2002
                               (Unaudited)



(Amounts in thousands)
                                                   2003           2002
OPERATING ACTIVITIES
Net income                                          $  1,778       $  1,672
Adjustments to reconcile net income
   to net cash provided (used)
   by operating activities:
   Provision for loan losses                             150            175
   Provision for depreciation
     and amortization                                    123             91
   Premium amortization on
     investment securities                               248            111
   Discount accretion on investment
     securities                                         (114)          (205)
   Gain on sale of mortgage loans                        (99)             0
   Proceeds from sale of mortgage loans                3,153              0
   Originations of mortgage loans for
     resale                                           (4,447)        (3,022)
   (Gain) loss on sales of
     investment securities                               (35)          (105)
   (Gain) loss on sale of other
     real estate owned                                    11              0
   Deferred income tax (benefit)                         (64)           (51)
   (Increase) decrease in interest
     receivable and other assets                         113           (188)
   Increase in cash surrender bank
     owned life insurance                               (121)             0
   Increase (decrease) in interest
     payable, accrued expenses
     and other liabilities                               154             (5)
                                                    ________       ________
   NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                           $    850       $ (1,527)

INVESTING ACTIVITIES
   Purchases of investment
     securities available-for-sale                  $(28,802)      $(17,509)
   Purchases of investment securities
     held-to-maturity                                      0           (983)
   Proceeds from sales of investment
     securities available-for-sale                     9,180         15,780
   Proceeds from maturities and
     redemptions of investment
     securities available for sale                    11,125          4,508
   Proceeds from maturities and
     redemption of investment
     securities held-to-maturity                         246            257
   Net (increase) decrease in loans                     (446)        (1,518)
   Purchase of premises and equipment                   (111)           (45)
   Proceeds from sale of other real
     estate owned                                         42             75
                                                    ________       ________
   NET CASH (USED) BY INVESTING
     ACTIVITIES                                     $ (8,766)      $    565

FINANCING ACTIVITIES
   Net increase (decrease) in
     deposits                                       $ 16,427       $  2,491
   Net increase (decrease) in
     short-term borrowings                            (3,566)        (1,011)
   Net increase (decrease) in
     long-term borrowings                                  0              0
   Acquisition of treasury stock                        (120)             0
   Proceeds from sale of treasury
     stock                                                37              0
   Proceeds from issuance of common
     stock                                                52              0
   Cash dividends                                       (713)          (595)
                                                    ________       ________
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                     $ 12,117       $    885

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                 $  4,201       $    (77)
CASH AND CASH EQUIVALENTS, BEGINNING                   7,456          6,550
                                                    ________       ________
CASH AND CASH EQUIVALENTS, ENDING                   $ 11,657       $  6,473
                                                    ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
   Cash paid during period for
     Interest                                       $  2,620       $  2,859
     Income Taxes                                          0            144


See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2003
                             (Unaudited)

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

     Debt securities not classified as Held-to-Maturity and equity securities are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as other comprehensive income (loss) in the Consolidated Statement of Stockholders' Equity. Management's decision to sell Available for Sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

     The cost of debt securities classified as Held-to-Maturity or Available-for-Sale is adjusted for amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion, as well as interest and dividends is included in interest income from investments. Realized gains and losses are included in net investment securities gains. The cost of investment securities sold, redeemed or matured is based on the specific identification method.

LOANS
     Loans are stated at their outstanding unpaid principal balances, net of deferred fees or costs, unearned income and the allowance for loan losses. Interest on installment loans is recognized as income over the term of each loan, generally, by the "actuarial method". Interest on all other loans is primarily recognized based upon the principal amount outstanding on an actual day basis. Loan origination fees and certain direct loan origination costs have been deferred with the net amount amortized using the interest method over the contractual life of the related loans as an interest yield adjustment.

     Mortgage loans held for resale are carried at the lower of cost or market on an aggregate basis. These loans are sold without recourse to the Corporation.

Past-Due Loans - Generally, a loan is considered to be past-due when scheduled loan payments are in arrears 15 days or more. Delinquent notices are generated automatically when a loan is 15 days past-due, depending on the type of loan. Collection efforts continue on loans past-due beyond 60 days that have not been satisfied, when it is believed that some chance exists for improvement in the status of the loan. Past-due loans are continually evaluated with the determination for charge-off being made when no reasonable chance remains that the status of the loan can be improved.

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

DERIVATIVES
     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The effective date of the implementation guidance is the first day of the first fiscal quarter beginning after April 10, 2002. The outstanding loan commitments in this category did not give rise to any losses for the period ending after the implementation date, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

PREMISES AND EQUIPMENT
     Premises, improvements and equipment are stated at cost less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value may not be recovered. Maintenance and minor repairs are charged to operations as incurred. The cost and accumulated depreciation of the premises and equipment retired or sold are eliminated from the property accounts at the time of retirement or sale, and the resulting gain or loss is reflected in current operations.

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

FORECLOSED REAL ESTATE
     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense.

BANK OWNED LIFE INSURANCE
     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENT IN REAL ESTATE VENTURE
     In October of 2000, the Bank became a limited partner in a real estate venture that owns and operates an affordable residential low income housing apartment building for elderly residents. The investment is accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1 "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credit allocated, net of any amortization of the investment in the limited partnership, is recognized in the consolidated statements of income as a component of income tax expense. The annual amount of tax credits allocated to the Bank were $80,866 for each of the years 2003 and 2002, and the annual amortization of the limited partnership investment was $57,820 and $55,263 in 2003 and 2002, respectively. The annual amounts are prorated for interim periods. The carrying value of the investment as of March 31, 2003 and December 31, 2002, was $547,566 and $562,021, respectively, and is carried in Other Assets in the accompanying consolidated balance sheet.

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

STOCK BASED COMPENSATION
     The Corporation accounted for stock options and shares issued under the Stock Option Incentive Plan through December 31, 2002 in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Under this method no compensation expense is recognized for stock options when the exercise price equals the fair value of the options at the grant date. Under provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", the fair value of a stock option is required to be recognized as compensation expense over the service period (generally the vesting period). As permitted under SFAS No. 123 the Corporation had elected to continue to account for its stock option plan in accordance with APB No. 25.

     As of the first quarter 2003, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures" (See recent accounting pronouncements). The Corporation elected to use the "prospective method" of accounting for stock options as allowed by the Standard. Since no stock options were granted during the first quarter of 2003, application of the newly required standard had no impact on the Corporation's Consolidated Financial Condition or Results of Operations for the period ended March 31, 2003.

PER SHARE DATA
     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", requires dual presentation of basic and fully diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation's dilutive securities are limited to stock options which had no effect on earnings per share for the periods presented since the market price per share was not greater than the lowest stock option exercise price for these periods.

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

     The Corporation transferred loans to foreclosed assets held for sale in the amounts of $91,527 and $0 for the periods ended March
31, 2003 and 2002, respectively.

TRUST ASSETS AND INCOME
     Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

RECENT ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" is generally effective for fiscal years beginning after December 31, 2001, and addresses the financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17, "Intangible Assets". The statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Goodwill and other intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. Intangibles that are separable from goodwill and that have a determinable useful life should be amortized over the determinable useful life. The standard does not have any impact on the Corporation's consolidated financial condition or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" is generally effective for financial statements for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction development and (or) the normal operation of a long-lived asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long lived asset. This standard does not have any impact on the Corporation's consolidated financial condition or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" is generally effective for financial statements issued for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "segment of a business" (as previously defined in that Opinion). The statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This standard does not have any impact on the Corporation's consolidated financial conditions or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" is generally effective for financial statements issued on or after May 15, 2002. The statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". The statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard does not have any impact on the Corporation's consolidated financial condition or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" is generally effective for financial statements for fiscal years and interim periods beginning after December 31, 2002. The statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation has elected to adopt SFAS 148 for the first quarter 2003 using the "prospective method" of accounting for stock options as allowed for in the Standard.

ADVERTISING COSTS
     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the periods ended March 31, 2003 and 2002, was approximately $43,734 and $43,876, respectively.

REPORTING FORMAT
     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2002 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended March 31, 2003, and March 31, 2002, were as follows:


(amounts in thousands)

                                                2003         2002
                                                ____         ____
Balance, January 1                               $3,174        $2,922
Provision charged to operations                     150           175
Loans charged off                                   (41)          (62)
Recoveries                                           17             5
                                                               ______   ______
Balance, March 31                                $3,300        $3,040



     At March 31, 2003, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $41,119. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At March 31, 2003, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

     Non-accrual loans at March 31, 2003, and December 31, 2002, were $539,783 and $457,565, respectively.

     Loans past-due 90 days or more and still accruing interest amounted to zero on both March 31, 2003 and December 31,2002.


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


NOTE 5.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET
         RISK AND CONCENTRATIONS OF CREDIT RISK

     The Corporation is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation does not engage in trading activities with respect to any of its financial instruments with off-balance sheet risk.

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

     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.
The contract or notional amounts at March 31, 2003, and December 31, 2002, were as follows:

<CATPION>

(amounts in thousands)                      March 31,     December 31,
                                              2003           2002
                                              ____           ____
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                  $25,862       $24,742
  Standby letters of credit                       3,530         3,630



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at March 31, 2003, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors' ability to honor their contracts may be influenced by the region's economy.

NOTE 6.  STOCKHOLDERS' EQUITY

  Changes in Stockholders' Equity for the period ended March 31, 2003 were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______
Balance at January 1, 2003                3,075,180        $6,150      $12,584

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
  Total Comprehensive
     income (loss)
Cash dividends -
   $.24 per share
Purchase of 4,000 shares
   of treasury stock
Sale of 2,257 shares of
   of treasury stock                                                       (36)
Sale of 2,027 shares of
   common stock                               2,027             4           48
                                          _________        ______      _______
Balance at March 31, 2003                 3,077,207        $6,154      $12,596
                                          =========        ======      =======


(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      _______

Balance at January 1, 2003                           $27,395        $6,544

Comprehensive Income:
  Net Income                           $1,778          1,778
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                              (689)                        (689)
                                       ______
  Total Comprehensive
     income (loss)                     $1,089
                                       ======
Cash dividends -
   $.24 per share                                       (713)
Purchase of 4,000 shares
   of treasury stock
Sale of 2,257 shares of
   of treasury stock
Sale of 2,027 shares of
   common stock
                                                     _______        ______
Balance at March 31, 2003                            $28,460        $5,855
                                                     =======        ======


(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2003                        $(3,577)       $49,096

Comprehensive Income:
  Net Income                                                       1,778
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                         (689)
  Total Comprehensive
     income (loss)
Cash dividends -
   $.24 per share                                                   (713)
Purchase of 4,000 shares
   of treasury stock                                 (120)          (120)
Sale of 2,257 shares of
   of treasury stock                                   73             37
Sale of 2,027 shares of
   common stock                                                       52
                                                  _______        _______
Balance at March 31, 2003                         $(3,624)       $49,441
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

     The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by generally accepted accounting principles applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2002, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of March 31, 2003, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2003, and 2002. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 13, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
April 17, 2003

Item 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of March 31, 2003


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the first quarter of 2003 of $1,778,000, an increase of $106,000, or 6.3% over the first quarter of 2002. The increase in net income for the first quarter of 2003 was primarily the result of an increase of $230,000, or 44.7% in other income. Net interest income declined slightly in the first quarter of 2003 with the tightening of our net interest margin due to lower asset yields. On a per share basis, net income per share increased to $.60 for the first three months of 2003 compared to $.56 for the first three months of 2002, while dividends increased to $.24 per share up from $.20 in 2002, or an increase of 20.0%.

     Year-to-date net income annualized amounts to a return on average common equity of 13.96% and a return on assets of 1.59%. For the three months ended March 31, 2002, these measures were 16.21% and 1.70%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2003, interest income amounted to $6,257,000, a decrease of $135,000 or 2.1% from the first quarter of 2002, while interest expense amounted to $2,592,000 in the first quarter of 2003, a decrease of $120,000, or 4.4% from the first quarter of 2002. As a result, net interest income decreased $15,000, or 0.4% to $3,665,000 from $3,680,000 in first quarter of 2002.

     Our net interest margin for the quarter ended March 31, 2003, was 3.80% compared to 4.17% for the quarter ended March 31, 2002.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended March 31, 2003, was $150,000, compared to the $175,000 provision for the first quarter of 2002. Net charge-offs totaled $24,000 for the three months ended March 31, 2003, as compared to $57,000 for the first three months of 2002. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.62% as of March 31, 2003, as compared to 1.58% as of December 31, 2002, and 1.50% as of March 31, 2002.


NON-INTEREST INCOME

     Total non-interest income or other income was $745,000 for the quarter ended March 31, 2003, as compared to $515,000 for the quarter ended March 31, 2002, an increase of $230,000, or 44.7%. Excluding investment security gains and losses, non-interest income was $710,000 for the first quarter of 2003, an increase of $300,000 over the first quarter
of 2002.   An increase in service charges on deposit accounts and an
increase in other non-interest income primarily derived from the increase in cash surrender value of bank owned life insurance, were reasons for the higher non-interest income in 2003.

NON-INTEREST EXPENSES

     Total non-interest expenses, or other expenses, was $2,019,000 for the quarter ended March 31, 2003, as compared to $1,816,000 for the quarter ended March 31, 2002. The increase of $203,000, or 11.2% is comprised of salary and benefits increasing $56,000, occupancy and fixed asset expense increasing $45,000, and other non-interest expense increasing $102,000.

     Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses. Salaries and benefits amounted to $1,083,000, or 53.6% of total non-interest expense for the three months ended March 31, 2003, as compared to 56.6% for the first three months of 2002. Net occupancy and fixed asset expense amounted to $293,000 for the three months ended March 31, 2003, an increase of $45,000, or 18.1%. Other non-interest expenses amounted to $643,000 for the three months ended March 31, 2003, an increase of $102,000, or 18.9% over the first three months of 2002. Even with the increase in our non-interest expense in the first quarter, our overall non-interest expense is less than 2% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 20.7% for the first quarter of
2003 as compared to 24.1% for the first quarter of 2002.   The
decrease in our effective tax rate in the first quarter of 2003 was due primarily to the tax savings derived from our investment in bank owned life insurance in the fourth quarter of 2002.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $452,476,000 as of March 31, 2003, an increase of $12,950,000, or 2.9% over year-end 2002. Total deposits increased to $347,173,000 as of March 31, 2003, an increase of $16,427,000, or 5.0% over year-end 2002.

     With the increase in total deposits, the Corporation did not increase borrowed funds. Short-term borrowings decreased to $5,501,000 as of March 31, 2003, as compared to $9,067,000 as of
December 31, 2002.  Long-term borrowings were unchanged from year-end
2002.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $203,239,000 as of March 31, 2003, up $1,722,000, or 0.9%
since year-end 2002. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate. Overall asset quality remains strong with past-due loans and non-performing assets remaining relatively stable.

     Besides loans, another primary earning asset is our investment portfolio, which increased in size from December 31, 2002, to March 31, 2002. Held-to-maturity securities amounted to $5,005,000 as of March 31, 2003, a decrease of $927,000 from December 31, 2002. However, available-for-sale securities amounted to $217,869,000 as of March 31, 2003, an increase of $8,046,000, or 3.8% from year-end 2002. Interest bearing deposits with banks increased as of March 31, 2003, to $4,994,000 from $60,000 at year-end 2002.

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


NON-PERFORMING ASSETS

     Non-performing assets consist of non-accrual and restructured loans, other real estate and foreclosed assets, together with loans past-due 90 days or more and still accruing. As of March 31, 2003, total non-performing assets were $577,000 as compared to $458,000 on December 31, 2002. Non-performing assets to total loans and foreclosed assets was .28% as of March 31, 2003, and .23% as of December 31, 2002.

     Interest income received on non-performing loans as of March 31, 2003, was $1,792 compared to $19,179 as of December 31, 2002.
Interest income, which would have been recorded on these loans under the original terms as of March 31, 2003, and December 31, 2002, were $11,137 and $38,956, respectively. As of March 31, 2003 and
December 31, 2002, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased $16,427,000 as non-interest bearing deposits increased by $255,000 and interest bearing deposits increased by $16,172,000 as of March 31, 2003, from year-end 2002. An increase in certificates of deposits (under $100,000) was primary reason for the growth in interest bearing deposits. Total short-term and long-term borrowings declined by $3,566,000 from year-end 2002.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available-for-sale increased shareholders' equity, or capital net of taxes, by $5,855,000 as of March 31, 2003, and $6,544,000 as of December 31,
2002. Our stock repurchase plan repurchased 120,924 shares as of March 31, 2003 and 119,181 shares as of December 31, 2002. This had an effect of our reducing our total stockholders' equity by $3,624,000 on March 31, 2003, and $3,577,000 as of December 31, 2002.

     Total stockholders' equity was $49,441,000 as of March 31, 2003, and $49,096,000 as of December 31, 2002. Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2003, our leverage ratio was 9.74% compared to 9.78% as of December 31, 2002.
In addition, Tier I risk based capital and total risk based capital ratio as of March 31, 2003, were 14.31% and 15.51%, respectively. The same ratios as of December 31, 2002, were 15.80% and 17.11%, respectively.


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

              None.


     Item 3.  Defaults Upon Senior Securities

              None.


     Item 4.  Submission of Matters to a Vote of Security Holders

              Annual Meeting of Shareholders of First Keystone
              Corporation held on Tuesday, April 15, 2003, at 10:00 a.m.



                                                     Votes        Votes
Directors Elected                   Votes For       Against      Withheld
_________________                   _________        ______      _______
Budd L. Beyer                   2,239,286        29,476          0
Frederick E. Crispin, Jr.       2,240,680        28,082          0
Jerome F. Fabian                2,241,104        27,658          0
Robert J. Wise                  2,240,042        28,720          0


                                Broker
Directors Elected               Abstentions      Non-Votes
_________________               _________        ______
Budd L. Beyer                   0                0
Frederick E. Crispin, Jr.       0                0
Jerome F. Fabian                0                0
Robert J. Wise                  0                0



Directors Continuing:
____________________
John Arndt, term expires in 2004
J. Gerald Bazewicz, term expires in 2004
Robert E. Bull, term expires in 2004
Don E. Bower, term expires in 2005
John L. Coates, term expires in 2005
Dudley P. Cooley, term expires in 2005

Matters Voted Upon:
__________________
Selection of J. H. Williams & Co. LLP, as auditors for the
Corporation.

Votes For - 2,251,664
Votes Against - 469
Votes Withheld -  0
Abstentions - 16,629
Broker Non-Votes -  0


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

99.1                 Certification of Principal Executive Officer
                     Pursuant to 18 U.S.C. Section 1350

99.2                 Certification of Principal Financial Officer
                     Pursuant to 18 U.S.C. Section 1350


           (b) During the quarter ended March 30, 2003, the registrant filed the following reports on Form 8-K:

Date of Report     Item     Description
______________     ____     ___________

January 31, 2003     5      Press release announcing 20th
                            Consecutive Year of Increased Earnings

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


May 9, 2003                  /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



May 9, 2003                  /s/ David R. Saracino
                             David R. Saracino
                             Treasurer/Assistant Secretary
                             (Principal Accounting Officer)

                            CERTIFICATION


I, J. Gerald Bazewicz, President and Chief Executive Officer, certify, that:

  1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003, of First Keystone Corporation.

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

Date:  May 9, 2003

                            CERTIFICATION


I, David R. Saracino, Treasurer and Chief Financial Officer, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003, of First Keystone Corporation.

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

Date:  May 9, 2003

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