Form 10-Q
period 2003-06-30
FIRST KEYSTONE CORP
filed 2003-08-06
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Common Stock, $2 Par Value, 2,948,083 shares as of June 30, 2003.

                   PART I. - FINANCIAL INFORMATION


ITEM.  1  Financial Statements

                        FIRST KEYSTONE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)
                                                   June         December
                                                   2003           2002
                                                 (Unaudited)
ASSETS
Cash and due from banks                             $  6,945       $  7,396
Interest bearing deposits with banks                      67             60
Available-for-sale securities carried
  at estimated fair value                            225,823        209,823
Investment securities, held to
  maturity securities, estimated
  fair value of $4,775 and $5,925                      4,769          5,932
Loans, net of unearned income                        211,933        201,517
Allowance for loan losses                             (3,346)        (3,174)
                                                    ________       ________
Net loans                                           $208,587       $198,343
Bank premises and equipment                            3,659          3,430
Accrued interest receivable                            2,955          3,069
Cash surrender value of bank
  owned life insurance                                10,346         10,102
Other assets                                           1,199          1,371
                                                    ________       ________
  Total Assets                                      $464,350       $439,526
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
  Non-interest bearing                              $ 31,586       $ 30,057
  Interest bearing                                   320,552        300,689
                                                    ________       ________
  Total deposits                                    $352,138       $330,746
Short-term borrowings                                  8,836          9,067
Long-term borrowings                                  44,250         45,750
Accrued interest and other expenses                    1,865          1,648
Other liabilities                                      4,029          3,219
                                                    ________       ________

  Total Liabilities                                 $411,118       $390,430

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  6,154       $  6,150
Surplus                                               12,558         12,584
Retained earnings                                     29,610         27,395
Accumulated other comprehensive
  income (loss)                                        8,796          6,544
Treasury stock at cost 129,124 shares
  in 2003 and 119,181 in 2002                         (3,886)        (3,577)
                                                    ________       ________

  Total Stockholders' Equity                        $ 53,232       $ 49,096
                                                    ________       ________
  Total Liabilities and
    Stockholders' Equity                            $464,350       $439,526
                                                    ========       ========


See Accompanying Notes to Financial Statements



                        FIRST KEYSTONE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                               (Unaudited)


(Amounts in thousands except per share data)


                                                   2003           2002
INTEREST INCOME
Interest and fees on loans                          $ 3,511         $ 3,771
Interest and dividend income
  on securities                                       2,664           2,686
Interest on deposits in banks                            10               8
                                                    _______         _______
  Total Interest Income                             $ 6,185         $ 6,465

INTEREST EXPENSE
Interest on deposits                                $ 1,956         $ 1,961
Interest on short-term borrowings                        24              36
Interest on long-term borrowings                        595             646
                                                    _______         _______
  Total Interest Expense                            $ 2,575         $ 2,643

Net interest income                                 $ 3,610         $ 3,822
Provision for loan losses                               125             125
                                                    _______         _______
Net Interest Income After
  Provision for Loan Losses                         $ 3,485         $ 3,697

OTHER INCOME
Service charges on deposit
  accounts                                          $   421         $   322
Other non-interest income                               347             240
Investment securities gains
  (losses) net                                          141             (97)
                                                    _______         _______
  Total Other Income                                $   909         $   465

OTHER EXPENSES
Salaries and employee benefits                      $ 1,099         $   997
Net occupancy and fixed asset expense                   300             262
Other non-interest expense                              631             646
                                                    _______         _______
  Total Other Expenses                              $ 2,030         $ 1,905

Income before income taxes                          $ 2,364         $ 2,257
Applicable income tax (benefit)                         507             538
                                                    _______         _______
Net Income                                          $ 1,857         $ 1,719
                                                    =======         =======

NET INCOME PER SHARE
  Basic                                             $   .63         $   .58
  Diluted                                               .63             .58
  Cash Dividends                                        .24             .20


See Accompanying Notes to Financial Statements



                        FIRST KEYSTONE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                               (Unaudited)


(Amounts in thousands except per share data)

                                                   2003           2002
INTEREST INCOME
Interest and fees on loans                          $  7,081       $  7,486
Interest and dividend income
  on securities                                        5,334          5,362
Interest on deposits in banks                             27              9
                                                    ________       ________
  Total Interest Income                             $ 12,442       $ 12,857

INTEREST EXPENSE
Interest on deposits                                $  3,930       $  4,011
Interest on short-term borrowings                         51             84
Interest on long-term borrowings                       1,186          1,260
                                                    ________       ________
  Total Interest Expense                            $  5,167       $  5,355

Net interest income                                 $  7,275       $  7,502
Provision for loan losses                                275            300
                                                    ________       ________
Net Interest Income After
  Provision for Loan Losses                         $  7,000       $  7,202

OTHER INCOME
Service charges on deposit accounts                 $    778       $    583
Other non-interest income                                700            389
Investment securities gains
  (losses) net                                           176              8
                                                    ________       ________
  Total Other Income                                $  1,654       $    980

OTHER EXPENSES
Salaries and employee benefits                      $  2,182       $  2,024
Net occupancy and fixed
  asset expense                                          593            510
Other non-interest expense                             1,274          1,187
                                                    ________       ________
  Total Other Expenses                              $  4,049       $  3,721

Income before income taxes                          $  4,605       $  4,461
Applicable income tax (benefit)                          970          1,070
                                                    ________       ________
Net Income                                          $  3,635       $  3,391
                                                    ========       ========

NET INCOME PER SHARE
  Basic                                             $   1.23       $   1.14
  Diluted                                               1.23           1.14
  Cash Dividends                                         .48            .40



See Accompanying Notes to Financial Statements



                        FIRST KEYSTONE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                               (Unaudited)


(Amounts in thousands)
                                                   2003           2002
OPERATING ACTIVITIES
Net income                                          $  3,635       $  3,391
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
  Provision or loan losses                               275            300
  Provision for depreciation
    and amortization                                     249            187
  Premium amortization on investment
    securities                                           530            240
  Discount accretion on investment
    securities                                          (225)          (382)
  Gain on sale of mortgage loans                        (198)          (110)
  Proceeds from sale of mortgage loans                 5,284          4,917
  Originations of mortgage loans
    for resale                                        (9,063)        (5,049)
  (Gain) loss on sales of investment
    securities                                          (176)            (8)
  (Gain) loss on sales of other real
    estate owned                                          18              0
  Deferred income tax (benefit)                          (90)           (86)
  (Increase) decrease in interest
    receivable and other assets                          257           (192)
  Increase in cash surrender value
    of bank owned life insurance                        (244)             0
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                                    (64)          (499)
                                                    ________       ________
  Net Cash Provided by Operating
    Activities                                      $    188       $  2,709

INVESTING ACTIVITIES
  Purchases of investment securities
    available for sale                              $(46,973)      $(44,825)
  Purchases of investment securities
    held to maturity                                       0           (983)
  Proceeds from sales of investment
    securities available for sale                     12,325         31,502
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                     22,639          9,605
  Proceeds from maturities and
    redemption of investment
    securities held to maturity                          477            502
  Net (increase) decrease in loans                    (6,633)        (4,538)
  Purchase of premises and equipment                    (449)          (207)
  Proceeds from sale of other real
    estate owned                                          72             75
                                                    ________       ________
  Net Cash Used by Investing
    Activities                                      $(18,542)      $ (8,869)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits               $ 21,392       $ 13,799
  Net increase (decrease) in
    short-term borrowings                               (231)        (4,870)
  Net increase (decrease)in long-term
    borrowings                                        (1,500)         5,000
  Acquisition of treasury stock                         (454)           (24)
  Proceeds from sale of treasury
    stock                                                 71             18
  Proceeds from issuance of common
    stock                                                 52              0
  Cash dividends                                      (1,420)        (1,190)
                                                    ________       ________
  Net Cash Provided by Financing
    Activities                                      $ 17,910       $ 12,733

Increase (Decrease) in Cash and
  Cash Equivalent                                   $   (444)      $  6,573
Cash and Cash Equivalents,
  Beginning                                            7,456          6,550
                                                    ________       ________
Cash and Cash Equivalents, Ending                   $  7,012       $ 13,123

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
  Cash paid during period for
    Interest                                        $  5,220       $  5,537
    Income Taxes                                         794          1,582


See Accompanying Notes to Financial Statements


                      FIRST KEYSTONE CORPORATION
              CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                            June 30, 2003
                             (Unaudited)


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies of First Keystone Corporation and Subsidiary (the "Corporation") are in accordance with accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of First Keystone Corporation and its wholly-owned Subsidiary, The First National Bank of Berwick (the "Bank"). All significant inter company balances and transactions have been eliminated in consolidation.

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

INVESTMENT SECURITIES
     The Corporation classifies its investment securities as either "Held to Maturity" or "Available for Sale" at the time of purchase. Debt securities are classified as Held to Maturity when the Corporation has the ability and positive intent to hold the securities to maturity. Investment securities Held to Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity.

     Debt securities not classified as Held to Maturity and equity securities are included in the Available for Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as other comprehensive income (loss) in the Consolidated Statement of Stockholders' Equity. Management's decision to sell Available for Sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

     The cost of debt securities classified as Held to Maturity or Available for Sale is adjusted for amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion, as well as interest and dividends is included in interest income from investments. Realized gains and losses are included in net investment securities gains. The cost of investment securities sold, redeemed or matured is based on the specific identification method.

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

Past Due Loans - Generally, a loan is considered to be past due when scheduled loan payments are in arrears 15 days or more. Delinquent notices are generated automatically when a loan is 15 days past-due, depending on the type of loan. Collection efforts continue on loans past due beyond 60 days that have not been satisfied, when it is believed that some chance exists for improvement in the status of the loan. Past due loans are continually evaluated with the determination for charge off being made when no reasonable chance remains that the status of the loan can be improved.

Non Accrual Loans - Generally, a loan is classified as non accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non accrual loans may continue to perform, that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgement as to collectibility of principal.

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

PREMISES AND EQUIPMENT
     Premises, improvements and equipment are stated at cost less accumulated depreciation computed principally on the straight line method over the estimated useful lives of the assets. Long lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value may not be recovered. Maintenance and minor repairs are charged to operations as incurred. The cost and accumulated depreciation of the premises and equipment retired or sold are eliminated from the property accounts at the time of retirement or sale, and the resulting gain or loss is reflected in current operations.

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

FORECLOSED REAL ESTATE
     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense.

BANK OWNED LIFE INSURANCE
     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENT IN REAL ESTATE VENTURE
     In October of 2000, the Bank became a limited partner in a real estate venture that owns and operates an affordable residential low income housing apartment building for elderly residents. The investment is accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1 "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credit allocated, net of any amortization of the investment in the limited partnership, is recognized in the consolidated statements of income as a component of income tax expense. The annual amount of tax credits allocated to the Bank were $80,866 for each of the years 2003 and 2002, and the annual amortization of the limited partnership investment was $57,820 and $55,263 in 2003 and 2002, respectively. The annual amounts are prorated for interim periods. The carrying value of the investment as of June 30, 2003 and December 31, 2002, was $533,111 and $562,021, respectively, and is carried in Other Assets in the accompanying consolidated balance sheet.

INCOME TAXES
     The provision for income taxes is based on the results of operations, adjusted primarily for tax exempt income. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement and income tax bases of assets and liabilities measured by using the enacted tax rates and laws expected to be in effect when the timing differences are expected to reverse. Deferred tax expense or benefit is based on the difference between deferred tax asset or liability from period to period.

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

     As of the first quarter 2003, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures" (See recent accounting pronouncements). The Corporation elected to use the "prospective method" of accounting for stock options as allowed by the Standard. Since no stock options were granted during 2003, application of the newly required standard had no impact on the Corporation's Consolidated Financial Condition or Results of Operations for the period ended June 30, 2003.

PER SHARE DATA
     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", requires dual presentation of basic and fully diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation's dilutive securities are limited to stock options.

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

     Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" is generally effective for financial statements for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long lived assets that result from the acquisition, construction development and (or) the normal operation of a long lived asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long lived asset. This standard does not have any impact on the Corporation's consolidated financial condition or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" is generally effective for financial statements issued for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The statement addresses financial accounting and reporting for the impairment or disposal of long lived assets. The statement replaces FASB Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "segment of a business" (as previously defined in that Opinion). The statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This standard does not have any impact on the Corporation's consolidated financial conditions or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" is generally effective for financial statements issued on or after May 15, 2002. The statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". The statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. The statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard does not have any impact on the Corporation's consolidated financial condition or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" is generally effective for financial statements for fiscal years and interim periods beginning after December 31, 2002. The statement amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based compensation and the effect of the method used on reported results. The Corporation has elected to adopt SFAS 148 for the first quarter 2003 using the "prospective method" of accounting for stock options as allowed for in the Standard.

ADVERTISING COSTS
     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the periods ended June 30, 2003 and 2002, was approximately $105,390 and $87,973, respectively.

REPORTING FORMAT
     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2002 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.

Note 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended June 30, 2003, and June 30, 2002, were as follows:


(amounts in thousands)

                                                2003         2002
                                                ____         ____
Balance, January 1                               $3,174        $2,922
Provision charged to operations                     275           300
Loans charged off                                  (131)         (169)
Recoveries                                           28            80
                                                               ______   ______
Balance, June 30                                 $3,346        $3,133
                                                               ======   ======


     At June 30, 2003, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $45,794. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At June 30, 2003, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.


Note 3.  SHORT-TERM BORROWINGS

     Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand.


Note 4.  LONG-TERM BORROWINGS

     Long term borrowings are comprised of advances from the Federal Home Loan Bank. Under terms of a blanket agreement, collateral for the loans are secured by certain qualifying assets of the Corporation's banking subsidiary which consist principally of first mortgage loans and certain investment securities.


Note 5.  FINANCIAL INSTRUMENTS WITH OFF BALANCE
         SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

     The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

  The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at June 30, 2003, and December 31, 2002, were as follows:


(amounts in thousands)
                                            June 30,     December 31,
                                              2003           2002
                                              ____           ____
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                 $23,230         $24,742
  Standby letters of credit                    $ 3,807         $ 3,630


     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties.

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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at June 30, 2003, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.

Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended June 30, 2003, were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______
Balance at January 1, 2003                3,075,180        6,150       12,584

Comprehensive Income:
Net Income
  Change in unrealized
  gain (loss) on
  investment securities
  available-for-sale,
  net of reclassification
  adjustment and tax
  effects
Total Comprehensive
  income (loss)
Purchase of 14,300 shares
  treasury stock
Sale of 4,357 shares
  treasury stock                                                          (74)
Sale of 2,027 shares
  of common stock                             2,027            4           48
Cash dividends -
  $.48 per share
                                          _________        _____       ______
Balance at June 30, 2003                  3,077,207        6,154       12,558



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      _______

Balance at January 1, 2003                           27,395         6,544

Comprehensive Income:
Net Income                             3,635          3,635
  Change in unrealized
  gain (loss) on
  investment securities
  available-for-sale,
  net of reclassification
  adjustment and tax
  effects                              2,252                        2,252
                                       _____
Total Comprehensive
  income (loss)                        5,887
                                       =====
Purchase of 14,300 shares
  treasury stock
Sale of 4,357 shares
  treasury stock
Sale of 2,027 shares
  of common stock
Cash dividends -
   $.48 per share                                                                           (1,420)
                                                     ______         _____
Balance at June 30, 2003                             29,610         8,796



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2003                        (3,577)        49,096

Comprehensive Income:
Net Income                                                        3,635
  Change in unrealized
  gain (loss) on
  investment securities
  available-for-sale,
  net of reclassification
  adjustment and tax
  effects                                                         2,252
Total Comprehensive
  income (loss)
Purchase of 14,300 shares
  treasury stock                                    (454)          (454)
Sale of 4,357 shares
  treasury stock                                     145             71
Sale of 2,027 shares
  of common stock                                                    52
Cash dividends -
  $.48 per share                                                 (1,420)
                                                  ______         ______
Balance at June 30, 2003                          (3,886)        53,232



     On June 23, 2003 the Board of Directors authorized a plan to purchase, in the open market and privately negotiated transactions, up to 100,000 shares of its outstanding common stock. Any repurchased shares will be added to existing treasury stock acquired and 15,344 shares of treasury stock remaining to be acquired under the repurchase plan previously authorized in March 2001. The treasury stock acquired will be used for general corporate purposes.


NOTE 7.  COMMITMENTS

     The Corporation has entered into agreements to build a new branch office building on Corporation owned land and will replace its existing leased facility in Bloomsburg, Pennsylvania. The estimated costs of the project are expected to total $1,325,000 and is expected to be completed in the second quarter of 2004.

     The Corporation has entered into an agreement to acquire a 49.99% limited partnership interest in The Benton Elderly Housing Limited Partnership, a real estate venture, that will operate an affordable residential low income housing facility for elderly residents in Benton, Pennsylvania. The required investment by the Corporation will be approximately $385,000 and the project is expected to be completed by the end of 2003.

NOTE 8.  MANAGEMENT'S ASSERTIONS AND COMMENTS
         REQUIRED TO BE PROVIDED WITH FORM 10Q FILING

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

     The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2003, and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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




/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
July 14, 2003

ITEM 2.  First Keystone Corporation Management's
         Discussion and Analysis of Financial Condition and Results of Operation as of June 30, 2003


     This quarterly report contains certain forward looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management's beliefs and expectations based on information currently available. These forward looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions, and pending or threatened litigation. Although management believes the expectations reflected in such forward looking statements are reasonable, actual results may differ materially.


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the second quarter of 2003 of $1,857,000, an increase of $138,000, or 8.0% from the second quarter of 2002. Six months net income for the period ended June 30, 2003, amounted to $3,635,000, an increase of 7.2% over the $3,391,000 net income reported June 30, 2002. Net interest income declined in both the second quarter of 2003 and for the six months ending June 30, 2003, because of the tightening of our net interest margin due to lower asset yields. A substantial increase in other income including security gains, largely accounts for the increase in net income in both the second quarter and for the six months ending June 30, 2003. On a per share basis, net income per share increased to $1.23 for the six months of 2003 compared to $1.14 for the first six months of 2002, while dividends increased to $.48 per share up from $.40 in 2002, or an increase of 20.0% per share. Data has been adjusted to reflect a 5% stock dividend declared June 25, 2002.

     Year to date net income annualized amounts to a return on average common equity of 14.10% and a return on assets of 1.62%.
For the six months ended June 30, 2002, these measures were 16.34% and 1.70%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 2003, interest income amounted to $6,185,000, a decrease of $280,000 or 4.3% from the second quarter of 2002. Interest expense amounted to $2,575,000 in the second quarter of 2003, a decrease of $68,000, or 2.6% from the second quarter of 2002. As a result, net interest income amounted to $3,610,000 in the second quarter of 2003, a decrease of $212,000, or 5.5% over the second quarter of 2002. Year to date for the six months ended June 30, 2003, net interest income decreased $227,000, or 3.0% to $7,275,000 from $7,502,000 in 2002.

     Our net interest margin for the quarter ended June 30, 2003, was 3.64% compared to 4.24% for the quarter ended June 30, 2002.
For the six months ended June 30, 2003, our net interest margin was 3.72% compared to 4.21% for the first six months of 2002.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended June 30, 2003, was $125,000 the same as the provision for the second quarter of 2002. Year to date, the provision for loan losses amounts to $275,000 in 2003 as compared to the $300,000 provision for the period ended June 30, 2002. Net charge offs amounted to $103,000 for the six months ended June 30, 2003, as compared to $89,000 for the first six months of 2002.

     The allowance for loan losses as a percentage of loans, net of unearned interest remains strong at 1.58% as of June 30, 2003, the same as December 31, 2002.


NON-INTEREST INCOME

     Total non interest or other income was $909,000 for the quarter ended June 30, 2003, as compared to $465,000 for the quarter ended
June 30, 2002.  Excluding investment security gains and losses, non interest income was $768,000 for the second quarter of 2003, as compared to $562,000 in the second quarter of 2002, an increase of 36.7%. For the six months ended June 30, 2003, total non interest income was $1,654,000, an increase of $674,000, or 68.8% from the first six months of 2002. In both the second quarter of 2003 and for the six months ended June 30, 2003, the increase in non interest income was the result of an increase in service charges on deposit accounts, an increase in other non interest income, and an increase in investment security gains. The increase in cash surrender value of bank owned life insurance purchased in the fourth quarter of 2002 was the principal reason for the increase in other non interest income.


NON-INTEREST EXPENSES

     Total non interest, or other expenses, was $2,030,000 for the quarter ended June 30, 2003, as compared to $1,905,000 for the quarter ended June 30, 2002. The increase of $125,000, or 6.6% is comprised of salary and benefits increasing $102,000, occupancy expense increasing $38,000, and other non-interest expense decreasing $15,000.

     For the six months ended June 30, 2003, total non interest expense was $4,049,000, an increase of $328,000, or 8.8% over the first six months of 2002. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 53.9% of total non interest expense for the six months ended June 30, 2003, as compared to 54.4% for the first six months of 2002. Salaries and benefits amounted to $2,182,000 for the six months ended June 30, 2003, an increase of $158,000, or 7.8% over the first six months of 2002. Net occupancy expense amounted to $593,000 for the six months ended June 30, 2003, an increase of $83,000, or 16.3% from 2002. Other non interest expenses amounted to $1,274,000 for the six months ended June 30, 2003, an increase of $87,000, or 7.3% over the first six months of 2002. Even with the increase in non interest expenses in 2003, our overall non interest expense continues at less than 2.0% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 21.4% for the second quarter of 2003 as compared to 23.8% for the second quarter of 2002. For the six months ended June 30, 2003, our tax liability amounted to $970,000 for an effective tax rate of 21.1% as compared to an effective tax rate of 24.0% for the first six months of 2002. The decrease in our effective tax rate was due primarily to tax savings derived from our investment in bank owned life insurance in the fourth quarter of 2002.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $464,350,000 as of June 30, 2003, an increase of $24,824,000, or 5.6% over year end 2002. Total deposits increased to $352,138,000 as of June 30, 2003, an increase of $21,392,000, or 6.5% over year end 2002.

     The Corporation used the increase in total deposits to fund primarily an increase in earnings assets, in particular, total loans and investment securities.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $211,933,000 as of June 30, 2003, from $201,517,000, or
5.2% since year end 2002. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate. Asset quality remains strong with past due loans and non performing loans being relatively stable.

     In addition to loans, another primary earning asset is our investment portfolio which also increased in size from December 31, 2002, to June 30, 2003. Held to maturity securities amounted to $4,769,000 as of June 30, 2003, a decrease of $1,163,000, or 19.6%
since year end 2002. However, available for sale securities increased to $225,823,000 as of June 30, 2003, an increase of $16,000,000, or 7.6% from year end 2002.


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


NON PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of June 30, 2003, total non performing assets were $593,597 as compared to $458,000 on December 31, 2002. Non performing assets to total loans and foreclosed assets was .28% as of June 30, 2003, and .23% as of December 31, 2002.

     Interest income received on non performing loans as of June 30, 2003, was $7,192 compared to $19,179 as of December 31, 2002.
Interest income, which would have been recorded on these loans under the original terms as of June 30, 2003, and December 31, 2002, was $24,858 and $38,956, respectively. As of June 30, 2003 and December 31, 2002, there was no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $21,392,000 as non interest bearing deposits increased by $1,529,000 and interest bearing deposits increased by $19,863,000 as of June
30, 2003, from year end 2002. Total short term and long term borrowings remained stable at $53,086,000 as of June 30, 2003, as compared to $54,817,000 as of year end 2002.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available for sale increased shareholders' equity, or capital, net of taxes, by $8,796,000 as of June 30, 2003, and $6,544,000 as of
December 31, 2002. Our stock repurchase plan repurchased 129,124 shares as treasury stock as of June 30, 2003 and 119,181 shares as treasury stock as of December 31, 2002. This had an effect of our reducing our total stockholders' equity by $3,886,000 on June 30, 2003, and $3,577,000 on December 31, 2002.

     Total stockholders' equity was $53,232,000 as of June 30, 2003, and $49,096,000 as of December 31, 2002. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2003, our leverage ratio was 9.69% compared to 9.78% as of December 31, 2002. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2003, were 15.20% and 16.45%, respectively.
The same ratios as of December 31, 2002, were 15.80% and 17.11%, respectively.


LIQUIDITY

     The liquidity position of the Corporation remains adequate to meet customer loan demand and deposit fluctuation. Managing liquidity remains an important segment of asset liability management. Our overall liquidity position is maintained by an active asset liability management committee.

     Management feels its current liquidity position is satisfactorily given a very stable core deposit base which has increased annually. Secondly, our loan payments and principal paydowns on our mortgage backed securities provide a steady source of funds. Also, short term investments and maturing investment securities represent additional sources of liquidity. Finally, short-term borrowings are readily accessible at the Federal Reserve Bank discount window, Atlantic Central Bankers Bank, or the Federal Home Loan Bank.


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

             None.


    Item 3.  Defaults Upon Senior Securities

             None.


    Item 4.  Submission of Matters to a Vote of Security Holders

             Annual Meeting of Shareholders of First Keystone
             Corporation held on Tuesday, April 15, 2003 at 10:00 a.m.

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

10.3                 Profit Sharing Plan (Incorporated by
                       reference to Exhibit 10 to Registrant's
                       Report on Form 10-Q for the quarter ended
                       September 30, 2001)

10.4                 First Keystone Corporation 1998 Stock
                       Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10Q for the quarter ended September 30, 2001)

 11                   Statement RE:  Computation of Earnings Per
                      Share.

99.1                 Certification of Principal Executive Officer
                       Pursuant to 18 U.S.C. Section 1350

99.2                 Certification of Principal Financial Officer
                       Pursuant to 18 U.S.C. Section 1350



        (b) During the quarter ended June 31, 2003, the registrant filed the following reports on Form 8-K:

Date of Report     Item     Description
______________     ____     ___________

April 30, 2003      5       Press release announcing increased
                            earnings for first quarter of 2003

May 29, 2003        5       Press release announcing the promotions
                            of Brenda L. Grasley, Charlotte M.
                            Bishop and Kevin Miller

June 2, 2003       5        Press release announcing second quarter
                            dividend

June 24, 2003      5        Press release announcing newly approved
                            Stock Repurchase Plan

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FIRST KEYSTONE CORPORATION
                            Registrant


August 5, 2003              /s/ J. Gerald Bazewicz
                            J. Gerald Bazewicz
                            President and
                            Chief Executive Officer
                            (Principal Executive Officer)



August 5, 2003              /s/ David R. Saracino
                            David R. Saracino
                            Treasurer/Assistant Secretary
                            (Principal Accounting Officer)

                            CERTIFICATION


I, J. Gerald Bazewicz, President and Chief Executive Officer, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2003, of First Keystone Corporation.

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

Date:  August 5, 2003

                            CERTIFICATION


I, David R. Saracino, Treasurer and Chief Financial Officer, certify, that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2003, of First Keystone Corporation.

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

Date:  August 5, 2003

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

10.3 Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10Q for the quarter ended September 30, 2001)

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