Form 10-Q
period 2003-09-30
FIRST KEYSTONE CORP
filed 2003-11-13
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Common Stock, $2 Par Value, 2,923,245 shares as of September 30,
2003.

                   PART I. - FINANCIAL INFORMATION


Item. 1  Financial Statements

                        FIRST KEYSTONE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)

                                                  September     December
                                                    2003          2002
                                                 (Unaudited)
ASSETS
Cash and due from banks                             $  4,403       $  7,396
Interest bearing deposits with banks                     968             60
Available-for-sale securities
  carried at estimated fair value                    234,564        209,823
Investment securities, held to
  maturity securities, estimated
  fair value of $4,375 and $5,925                      4,381          5,932
Loans, net of unearned income                        219,089        201,517
Allowance for loan losses                             (3,402)        (3,174)
                                                    ________       ________
Net loans                                           $215,687       $198,343
Bank premises and equipment                            3,763          3,430
Accrued interest receivable                            2,939          3,069
Cash surrender value of bank
  owned life insurance                                10,474         10,102
Other assets                                           1,365          1,371
                                                    ________       ________
  Total Assets                                      $478,544       $439,526
                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
  Non-interest bearing                              $ 32,078       $ 30,057
  Interest bearing                                   320,393        300,689
                                                    ________       ________
  Total deposits                                    $352,471       $330,746
Short-term borrowings                                  6,461          9,067
Long-term borrowings                                  65,250         45,750
Accrued interest and other expenses                    2,140          1,648
Other liabilities                                      2,262          3,219
                                                    ________       ________

  Total Liabilities                                 $428,584       $390,430

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share                $  6,154       $  6,150
Surplus                                               12,506         12,584
Retained earnings                                     30,741         27,395
Accumulated other comprehensive
  income (loss)                                        5,264          6,544
Treasury stock at cost 153,962
  shares in 2003 and 119,181 in 2002                  (4,705)        (3,577)
                                                    ________       ________
  Total Stockholders' Equity                        $ 49,960       $ 49,096

  Total Liabilities and
    Stockholders' Equity                            $478,544       $439,526
                                                    ========       ========

See Accompanying Notes to Consolidated Financial Statements



                        FIRST KEYSTONE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED September 30, 2003 AND 2002
                               (Unaudited)


(Amounts in thousands except per share data)

                                                   2003           2002
INTEREST INCOME
Interest and fees on loans                           $3,617          $3,788
Interest and dividend income
  on securities                                       2,609           2,743
Interest on deposits in banks                             5              52
                                                     ______          ______
  Total Interest Income                              $6,231          $6,583

INTEREST EXPENSE
Interest on deposits                                 $1,857          $2,049
Interest on short-term borrowings                        35              33
Interest on long-term borrowings                        683             987
                                                     ______          ______
  Total Interest Expense                             $2,575          $3,069

Net interest income                                  $3,656          $3,514
Provision for loan losses                                75             125
                                                     ______          ______
Net Interest Income After
  Provision for Loan Losses                          $3,581          $3,389

OTHER INCOME
Service charges on deposit accounts                  $  452          $  339
Other non-interest income                               303             191
Investment securities gains
  (losses) net                                           89              18
                                                     ______          ______
  Total Other Income                                 $  844          $  548

OTHER EXPENSES
Salaries and employee benefits                       $1,133          $1,052
Net occupancy and fixed asset
  expense                                               311             302
Other non-interest expense                              656             638
                                                     ______          ______
  Total Other Expenses                               $2,100          $1,992

Income before income taxes                           $2,325          $1,945
Applicable income tax (benefit)                         491             397
                                                     ______          ______
Net Income                                           $1,834          $1,548
                                                     ======          ======
Net Income Per Share
  Basic                                              $  .62          $  .52
  Diluted                                               .62             .52
  Cash dividends                                        .24             .21


See Accompanying Notes to Consolidated Financial Statements



                        FIRST KEYSTONE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
          FOR THE NINE MONTHS ENDED September 30, 2003 AND 2002
                               (Unaudited)


(Amounts in thousands except per share data)

                                                   2003           2002
INTEREST INCOME
Interest and fees on loans                         $10,698        $11,274
Interest and dividend income
  on securities                                      7,943          8,105
Interest on deposits in banks                           32             61
                                                   _______        _______
  Total Interest Income                            $18,673        $19,440

INTEREST EXPENSE
Interest on deposits                               $ 5,787        $ 6,060
Interest on short-term borrowings                       86            117
Interest on long-term borrowings                     1,869          2,247
                                                   _______        _______
  Total Interest Expense                           $ 7,742        $ 8,424

Net interest income                                $10,931        $11,016
Provision for loan losses                              350            425
                                                   _______        _______
Net Interest Income After
  Provision for Loan Losses                        $10,581        $10,591

OTHER INCOME
Service charges on deposit accounts                $ 1,230         $  922
Other non-interest income                            1,003            580
Investment securities gains
  (losses) net                                         265             26
                                                   _______        _______
  Total Other Income                               $ 2,498        $ 1,528

OTHER EXPENSES
Salaries and employee benefits                     $ 3,315        $ 3,076
Net occupancy and fixed asset
  expense                                              904            812
Other non-interest expense                           1,930          1,825
                                                   _______        _______
  Total Other Expenses                             $ 6,149        $ 5,713

Income before income taxes                         $ 6,930        $ 6,406
Applicable income tax (benefit)                      1,461          1,467
                                                   _______        _______
Net Income                                         $ 5,469        $ 4,939
                                                   =======        =======
Net Income Per Share
  Basic                                            $  1.85        $  1.66
  Diluted                                             1.85           1.66
  Cash Dividends                                       .72            .61



See Accompanying Notes to Consolidated Financial Statements



                        FIRST KEYSTONE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED September 30, 2003 AND 2002
                               (Unaudited)


(Amounts in thousands)
                                                   2003           2002
OPERATING ACTIVITIES
Net income                                          $  5,469       $  4,939
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Provision for loan losses                              350            425
  Provision for depreciation and
    amortization                                         378            292
  Premium amortization on investment
    securities                                           902            369
  Discount accretion on investment
    securities                                          (338)          (486)
  Gain on sale of mortgage loans                        (241)          (184)
  Proceeds from sale of mortgage loans                12,338          6,712
  Originations of mortgage loans
    for resale                                       (15,264)        (6,930)
  (Gain) loss on sales of investment
    securities                                          (266)           (26)
  (Gain) loss on sales of other real
    estate owned                                          18              0
  Deferred income tax (benefit)                          (81)          (109)
  (Increase) decrease in interest
    receivable and other assets                          130           (244)
  Increase in cash surrender value of
    bank owned life insurance                           (372)             0
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                                    237           (203)
                                                    ________       ________
  Net Cash Provided by Operating
    Activities                                      $  3,260       $  4,555

INVESTING ACTIVITIES
  Purchases of investment securities
    available-for-sale                              $(89,925)      $(77,489)
  Purchase of investment securities
    held-to-maturity 0                                  (983)
  Proceeds from sales of investment
   securities available for sale                      24,228         41,922
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                     39,449         14,600
  Proceeds from maturities and
    redemption of investment
    securities held to maturity                          859            832
  Partial investment in Benton
    Elderly Housing Ltd Partnership                       (2)             0
  Net (increase) decrease in loans                   (14,654)        (2,316)
  Purchase of premises and equipment                    (667)          (497)
  Proceeds from sale of other real
    estate owned                                          73             75
                                                    ________       ________
  Net Cash Used by Investing
    Activities                                      $(40,639)      $(23,856)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits               $ 21,725       $ 32,273
  Net increase (decrease) in
    short term borrowings                             (2,606)        (3,876)
  Net increase (decrease) in
    long term borrowings                              19,500          1,500
  Acquisition of treasury stock                       (1,374)          (240)
  Proceeds from sale of treasury stock                   120             18
  Proceeds from issuance of
    common stock                                          52              0
  Cash dividends                                      (2,123)        (1,820)
                                                    ________       ________
  Net Cash Provided by Financing
    Activities                                      $ 35,294       $ 27,855
  Increase (Decrease) in Cash and
    Cash Equivalent                                   (2,085)         8,554
Cash and Cash Equivalents, Beginning                   7,456          6,550
                                                    ________       ________
Cash and Cash Equivalents, Ending                   $  5,371       $ 15,104
                                                    ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
  Cash paid during period for
    Interest                                        $  7,768       $  8,540
    Income Taxes                                       1,316          1,808


See Accompanying Notes to Consolidated Financial Statements


                      FIRST KEYSTONE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2003
                             (Unaudited)

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

Past-Due Loans - Generally, a loan is considered to be past due when scheduled loan payments are in arrears 15 days or more. Delinquent notices are generated automatically when a loan is 15 days past due, depending on the type of loan. Collection efforts continue on loans past due beyond 60 days that have not been satisfied, when it is believed that some chance exists for improvement in the status of the loan. Past due loans are continually evaluated with the determination for charge off being made when no reasonable chance remains that the status of the loan can be improved.

Non-Accrual Loans - Generally, a loan is classified as non accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non accrual loans may continue to perform, that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgement as to collectibility of principal.

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

INVESTMENT IN REAL ESTATE VENTURE
     In October of 2000, the Bank became a limited partner in a real estate venture that owns and operates an affordable residential low income housing apartment building for elderly residents. The investment is accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1 "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credit allocated, net of any amortization of the investment in the limited partnership, is recognized in the consolidated statements of income as a component of income tax expense. The annual amount of tax credits allocated to the Bank were $80,866 for each of the years 2003 and 2002, and the annual amortization of the limited partnership investment was $57,820 and $55,263 in 2003 and 2002, respectively. The annual amounts are prorated for interim periods. The carrying value of the investment as of September 30, 2003 and December 31, 2002, was $518,656 and $562,021, respectively, and is carried in Other Assets in the accompanying consolidated balance sheet.

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

     As of the first quarter 2003, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation Transition and Disclosures" (See recent accounting pronouncements). The Corporation elected to use the "prospective method" of accounting for stock options as allowed by the Standard. Since no stock options were granted during 2003, application of the newly required standard had no impact on the Corporation's Consolidated Financial Condition or Results of Operations for the period ended September 30, 2003.

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

     The Corporation transferred loans to foreclosed assets held for sale in the amounts of $128,258 and $30,000 for the periods ended
September 30, 2003 and 2002, respectively.

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

     Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure" is generally effective for financial statements for fiscal years and interim periods beginning after December 31, 2002. The statement amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation has elected to adopt SFAS 148 for the first quarter 2003 using the "prospective method" of accounting for stock options as allowed for in the Standard.

     Statement of Financial Accounting Standards (SFAS) No. 149, "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" is generally effective for contracts entered into after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This standard does not have any impact on the Corporation's consolidated financial position or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 150 "Accounting for Certain Financial Instruments with characteristics of Both Liabilities and Equity" is generally effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. This Statement establishes new standards for classification, measurement and disclosure of certain types of financial instruments having characteristics of both liabilities and equity, including instruments that are mandatorily redeemable and that embody obligations requiring or permitting settlement by transferring assets or by issuing an entity's own shares. This standard does not have any impact on the Corporation's consolidated financial position or results of operations.

ADVERTISING COSTS
     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the periods ended September 30, 2003 and 2002, was approximately
$175,090 and $159,850, respectively.

REPORTING FORMAT
     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2003 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


Note 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended September 30, 2003, and September 30, 2002, were as follows:


(amounts in thousands)
                                                2003         2002
                                                ____         ____
Balance, January 1                               $3,174        $2,922
Provision charged to operations                     350           425
Loans charged off                                  (158)         (287)
Recoveries                                           36            92
                                                               ______   ______
Balance, September 30                            $3,402        $3,152
                                                               ======   ======


     At September 30, 2003, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $37,202. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At September 30, 2003, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

Note 3.  SHORT-TERM BORROWINGS

     Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30 day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand.


Note 4.  LONG TERM BORROWINGS

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

The Corporation does not engage in trading activities with respect to any of its financial instruments with off balance sheet risk.

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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at September 30, 2003, and December 31, 2002, were as follows:


(amounts in thousands)
                                         September 30,   December 31,
                                              2003           2002
                                              ____           ____
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                 $22,025         $24,742
  Standby letters of credit                      3,686           3,630



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at September 30, 2003, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.

Note 6.  STOCKHOLDERS' EQUITY

    Changes in Stockholders' Equity for the period ended September 30, 2003, were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______
Balance at January 1, 2003                3,075,180        6,150       12,584

Comprehensive Income:
Net Income
  Change in unrealized
  gain (loss) on
  investment securities
  available for sale,
  net of reclassification
  adjustment and tax
  effects
Total Comprehensive
  income (loss)
Purchase of 41,987 shares
  treasury stock
Sale of 7,206 shares
  treasury stock                                                         (126)
Sale of 2,027 shares
  of common stock                             2,027            4           48
Cash dividends -
  $.72 per share
                                          _________        _____       ______
Balance at September 30, 2003             3,077,207        6,154       12,506



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      _______

Balance at January 1, 2003                           27,395         6,544

Comprehensive Income:
Net Income                             5,469          5,469
  Change in unrealized
  gain (loss) on
  investment securities
  available for sale,
  net of reclassification
  adjustment and tax
  effects                             (1,280)                      (1,280)
                                      ______
Total Comprehensive
  income (loss)                        4,189
                                       =====
Purchase of 41,987 shares
  treasury stock
Sale of 7,206 shares
  treasury stock
Sale of 2,027 shares
  of common stock
Cash dividends -
   $.72 per share                                    (2,123)
                                                     ______         _____
Balance at September 30, 2003                        30,741         5,264



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2003                        (3,577)        49,096

Comprehensive Income:
Net Income                                                        5,469
  Change in unrealized
  gain (loss) on
  investment securities
  available for sale,
  net of reclassification
  adjustment and tax
  effects                                                        (1,280)
Total Comprehensive
  income (loss)
Purchase of 41,987 shares
  treasury stock                                  (1,374)        (1,374)
Sale of 7,206 shares
  treasury stock                                     246            120
Sale of 2,027 shares
  of common stock                                                    52
Cash dividends -
  $.72 per share                                                 (2,123)
                                                  ______         ______
Balance at September 30, 2003                     (4,705)        49,960



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

     The Corporation entered into an agreement on October 8, 2003 with First Federal Bank, Hazleton, Pennsylvania, to purchase certain fixed and related operating assets for approximately $900,000 and assume certain deposit liabilities of approximately $12,000,000, subject to a deposit premium of First Federal's Danville Office. The purchase is subject to regulatory approval.

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

     The results of operations for the nine month period ended
September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of September 30, 2003, and the related consolidated statements of income and cash flows for the three and nine month periods ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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




/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP


Kingston, Pennsylvania
October 8, 2003

Item 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of September 30, 2003


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the third quarter of 2003 of $1,834,000, an increase of $286,000 or 18.5% from the third quarter of 2002. Nine months net income for the period ended September 30, 2003, amounted to $5,469,000, an increase of 10.7% from the $4,939,000 net income reported September 30, 2002. The increase in year-to-date net income for 2003 was primarily the result of improved non interest or fee income including security gains. On a per share basis, net income per share increased to $1.85 for the nine months of 2003, compared to $1.66 for the first nine months of 2002, while dividends increased to $.72 per share up from $.61 in 2002, or an increase of 18.0%. Per share data has been adjusted to reflect a 5% dividend paid August 6, 2002.

     Year to date net income annualized amounts to a return on average common equity of 14.16% and a return on assets of 1.58%. For the nine months ended September 30, 2002, these measures were 15.33% and 1.62%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 2003, interest income amounted to $6,231,000, a decrease of $352,000 or 5.3% from the third quarter of 2002. Interest expense amounted to $2,575,000 in the third quarter of 2003, a decrease of $494,000, or 16.1% from the third quarter of 2002. Accordingly, net interest income amounted to $3,656,000 in the third quarter of 2003, an increase of $142,000, or 4.0% over the third quarter of 2002. Year to date for the nine months ended September 30, 2003, total interest income decreased $767,000, or 3.9% from the first nine months of 2002. Total interest expense decreased $682,000, or 8.1% for the first nine months of 2003 from 2002. This resulted in net interest income decreasing $85,000 to $10,931,000 as of September 30, 2003. The decreased net interest income reflects the tightening of our net interest margin for the nine months ending September 30, 2003.

     Our net interest margin for the quarter ended September 30, 2003, was 3.53% compared to 3.74% for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, our net interest margin was 3.65% compared to 4.04% for the first nine months of 2002.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 2003, was $75,000 compared to $125,000 for the third quarter of 2002. Year to date, the provision for loan losses amounts to $350,000 in 2003 as compared to the $425,000 provision for the period ended September 30, 2002, reflecting reduced charge offs. Net charge offs amounted to $122,000 for the nine months ended September 30, 2003, as compared to $195,000 for the first nine months of 2002.

     The allowance for loan losses as a percentage of loans, net of unearned interest was 1.55% as of September 30, 2003, and 1.58% as of December 31, 2002.


NON INTEREST INCOME

     Total non interest or other income was $844,000 for the quarter ended September 30, 2003, as compared to $548,000 for the quarter ended September 30, 2002. Excluding investment security gains and losses, non interest income was $755,000 for the third quarter of 2003, as compared to $530,000 in the third quarter of 2002, an increase of 42.5%. For the nine months ended September 30, 2003, total non interest income was $2,498,000, an increase of $970,000, or 63.5% from the first nine months of 2002. In both the third quarter of 2003 and for the nine months ended September 30, 2003, the increase in non interest income was the result of an increase in service charges on deposit accounts, an increase in other non interest income, and an increase in investment security gains. The increase in cash surrender value of bank owned life insurance purchased in the fourth quarter of 2002 was the principal reason for the increase in other non interest income.


NON INTEREST EXPENSES

 Total non interest, or other expenses, was $2,100,000 for the quarter ended September 30, 2003, as compared to $1,992,000 for the quarter ended September 30, 2002. The increase of $108,000, or 5.4%, is comprised of salary and benefits increasing $81,000, occupancy expense increasing $9,000, and other non interest expense increasing $18,000.

 For the nine months ended September 30, 2003, total non interest expense was $6,149,000, an increase of $436,000, or 7.6% over the first nine months of 2002. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses. Salaries and benefits amount to 53.9% of total non interest expense for the nine months ended September 30, 2003, as compared to 53.8% for the first nine months of 2002.
Salaries and benefits amounted to $3,315,000 for the nine months ended September 30, 2003, an increase of $239,000, or 7.8% over the first nine months of 2002. Net occupancy expense amounted to $904,000 for the nine months ended September 30, 2003, an increase of $92,000, or 11.3% from 2002. Other non-interest expenses amounted to $1,930,000 for the nine months ended September 30, 2003, an increase of $105,000, or 5.8% over the first nine months of 2002. Even with the increase in non interest expenses in 2003, our overall non interest expense continues at less than 2% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 21.1% for the third quarter of 2003 as compared to 20.4% for the third quarter of 2002. For the nine months ended September 30, 2003, our tax liability amounted to $1,461,000 for an effective tax rate of 21.1% as compared to an effective tax rate of 22.9% for the first nine months of 2002. The decrease in our effective tax rate was due primarily to the tax savings derived from our investment in bank owned life insurance in the fourth quarter of 2002.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $478,544,000 as of September 30, 2003, an increase of $39,018,000, or 8.9% over year end 2002. Total deposits increased to $352,471,000 as of September 30, 2003, an increase of $21,725,000, or 6.6% over year end 2002.

     The Corporation used the increase in total deposits to fund primarily an increase in earnings assets, in particular, total loans and investment securities. Borrowings increased $16,894,000 from December 31, 2002. Short term borrowings decreased to $6,461,000 as of September 30, 2003, down $2,606,000 from year end 2002. Long term borrowings increased to $65,250,000 as of September 30, 2003, up $19,500,000 from year end 2002.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $219,089,000 as of September 30, 2003, up $17,572,000, or
8.7% since year end 2002. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate. Asset quality remains relatively strong with past due loans and non performing loans being relatively stable.

     In addition to loans, another primary earning asset is our investment portfolio which also increased in size from December 31, 2002, to September 30, 2003. Held to maturity securities amounted to $4,381,000 as of September 30, 2003, a decrease of $1,551,000, or
26.1% since year end 2002. However, available for sale securities increased to $234,564,000 as of September 30, 2003, an increase of $24,741,000, or 11.8% from year-end 2002. Interest bearing deposits with banks increased to $968,000 on September 30, 2003, as compared to $60,000 as of December 31, 2002.


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

ON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of September 30, 2003, total non performing assets were $466,000 as compared to $458,000 on December 31, 2002. Non-performing assets to total loans and foreclosed assets was .21% as of September 30, 2003, and .23% as of December 31, 2002.

     Interest income received on non performing loans as of September 30, 2003, was $14,511 compared to $19,179 as of December 31, 2002.
Interest income, which would have been recorded on these loans under the original terms as of September 30, 2003, and December 31, 2002, was $28,048 and $38,956, respectively. As of September 30, 2003 and December 31, 2002, there was no outstanding commitments to advance additional funds with respect to these non performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $21,725,000 as non interest bearing deposits increased by $2,021,000 and interest bearing deposits increased by $19,704,000 as of September 30, 2003, from year end 2002. Total short term and long term borrowings which increased by $16,894,000 from year-end 2002 also helped fund the growth in loans and investment securities.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available for sale increased shareholders' equity, or capital net of taxes, by $5,264,000 as of September 30, 2003, and $6,544,000 as of December 31,
2002. Our stock repurchase plan repurchased 153,962 shares as treasury stock as of September 30, 2003 and 119,181 shares as treasury stock as of December 31, 2002. This had an effect of our reducing our total stockholders' equity by $4,705,000 on September 30, 2003, and $3,577,000 as of December 31, 2002.

     Total stockholders' equity was $49,960,000 as of September 30, 2003, and $49,096,000 as of December 31, 2002. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2003, our leverage ratio was 9.38% compared to 9.78% as of December 31, 2002. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2003, were 15.71% and 17.04%, respectively. The same ratios as of December 31, 2002, were 15.80% and 17.11%, respectively.


LIQUIDITY

     The liquidity position of the Corporation remains adequate to meet customer loan demand and deposit fluctuation. Managing liquidity remains an important segment of asset liability management. Our overall liquidity position is maintained by an active asset liability management committee.

     Management feels its current liquidity position is satisfactorily given a very stable core deposit base which has increased annually. Secondly, our loan payments and principal paydowns on our mortgage backed securities provide a steady source of funds. Also, short-term investments and maturing investment securities represent additional sources of liquidity. Finally, short term borrowings are readily accessible at the Federal Reserve Bank discount window, Atlantic Central Bankers Bank, or the Federal Home Loan Bank.

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


     Item 5.   Other Information

               None.

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits required by Item 601 Regulation S-K


Exhibit Number                  Description of Exhibit

3i                    Articles of Incorporation, as amended
                      (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10Q for the quarter ended March 31, 2001)

3ii                   By-Laws, as amended (Incorporated by
                      reference to Exhibit 3(ii) to the
                      Registrant's Report on Form 10Q for the
                      quarter ended March 31, 2001)

10.1               Supplemental Employee Retirement Plan
                       (Incorporated by reference to Exhibit 10 to
                        Registrant's Annual Report on Form 10K for the year ended December 31, 2000)

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

 11                   Statement RE:  Computation of Earnings Per
                         Share.

 99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

 99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350


        (b) During the quarter ended September 30, 2002, the registrant filed the following reports on Form 8K:

Date of Report     Item     Description
______________     ____     ___________

July 28, 2003       5       Press release announcing 8% increase in
                            second quarter earnings

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


November 12, 2003            /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



November 12, 2003            /s/ David R. Saracino
                             David R. Saracino
                             Treasurer/Chief Financial Officer
                             (Principal Accounting Officer)

                            CERTIFICATION


I, J. Gerald Bazewicz, President and Chief Executive Officer, certify, that:

  1. I have reviewed this quarterly report on Form 10Q for the period ended September 30, 2003, of First Keystone Corporation.

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


Date:  November 12, 2003

                            CERTIFICATION


I, David R. Saracino, Treasurer and Chief Financial Officer, certify, that:

     1. I have reviewed this quarterly report on Form 10Q for the period ended September 30, 2003, of First Keystone Corporation.

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




                          /s/ David R. Saracino
                          David R. Saracino
                          Treasurer and Chief Financial Officer


Date:  November 12, 2003

                          INDEX TO EXHIBITS

Exhibit            Description

3i                 Articles of Incorporation, as amended
                   (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10Q for the quarter ended March 31, 2001)

3ii By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant's Report on Form 10Q for the quarter ended March 31, 2001)

9                  None.

10.1               Supplemental Employee Retirement Plan
                   (Incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10K for the year ended December 31, 2000)

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