Form 10-K
period 2003-12-31
FIRST KEYSTONE CORP
filed 2004-03-12
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

[x]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by
      non-affiliates on the Registrant based on the closing price as of March 9, 2004, was approximately $87,161,579.

     The number of shares outstanding of the issuer's Common Stock, as of March 9, 2004, was 2,924,714 shares of Common Stock, par value $2.00 per share.


                DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 2004 definitive Proxy Statement are incorporated by reference in Part III of this Report. In addition, portions of the Annual Report to Shareholders of the Registrant for the year ended December 31, 2003, are incorporated by reference in Part II of this Report.

                    FIRST KEYSTONE CORPORATION
                             FORM 10-K

                         Table of Contents

Part I                                                    Page
______                                                    ____

Item 1.  Business                                           1
Item 2.  Properties                                         9
Item 3.  Legal Proceedings                                 10
Item 4.  Submission of Matters to a
           Vote of Security Holders                        11


Part II
_______

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters                 11
Item 6.  Selected Financial Data                           12
Item 7.  Management's Discussion and Analysis
           of Financial
         Condition and Results of Operations               12
Item 7A. Quantitative and Qualitative Disclosure
           About Market Risk                               13
Item 8.  Financial Statements and Supplementary
           Data                                            13
Item 9.  Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure                            13
Item 9A. Controls and Procedures                           13


Part III
________

Item 10. Directors and Executive Officers
           of the Registrant                               13
Item 11. Executive Compensation                            14
Item 12. Security Ownership of Certain
           Beneficial Owners and Management                14
Item 13. Certain Relationships and Related
           Transactions                                    14
Item 14. Principal Accountant Fees and Services            14


Part IV
_______

Item 15. Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                         15
         Signatures                                        17
         Exhibit 11                                        20
         Exhibit 13                                        22
         Exhibit 14                                        23
         Exhibit 21                                        24
         Exhibit 23                                        25
         Exhibit 31.1                                      26
         Exhibit 31.2                                      27
         Exhibit 32.1                                      28
         Exhibit 32.2                                      29

                    FIRST KEYSTONE CORPORATION
                             FORM 10-K

                              PART I

     Forward Looking Statements
     __________________________

     The management of First Keystone Corporation (Corporation), has made forward-looking statements in this annual report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiary, The First National Bank of Berwick
(Bank). When words such as "believes," "expects," "anticipates" or similar expressions occur in this annual report, management is making forward-looking statements.

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

     The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that are filed periodically with the Securities and Exchange Commission (SEC).


ITEM 1.    BUSINESS

     First Keystone Corporation is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of The First National Bank of Berwick. Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank.
The Corporation has one wholly-owned subsidiary, the Bank, which has a commercial banking operation and trust department as its major lines of business. Greater than 95% of the company's revenue and profit came from the commercial banking department for the years ended December 31, 2003, 2002, and 2001, and was the only reportable segment. At December 31, 2003, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $481.8 million, $343.0 million and $51.3 million, respectively.

     The Bank was organized in 1864. The Bank is a national banking association that is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent of the law regulated by The Office of the Comptroller of the Currency (OCC). The Bank, has ten branch locations (five branches within Columbia County, four branches within Luzerne County, and one branch in Montour County, Pennsylvania), and is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern and Central Pennsylvania market area. The Bank's commercial banking activities include accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. Additionally, the Bank also provides personal and corporate trust and agency services to individuals, corporations, and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management of pension and profit sharing plans.

     Supervision and Regulation
     __________________________

     The Corporation is subject to the jurisdiction of the SEC and of state securities laws for matters relating to the offering and sale of its securities. The Corporation is currently subject to the SEC's rules and regulations relating to company's whose shares are registered under Section 12 of the Securities Exchange Act of 1934, as amended.

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

     Federal Deposit Insurance Corporation Improvement Act of 1991
     _____________________________________________________________

     The FDICIA established five different levels of capitalization of financial institutions, with "prompt corrective actions" and significant operational restrictions imposed of institutions that are capital deficient under the categories. The five categories are:

      *  well capitalized
      *  adequately capitalized
      *  undercapitalized
      *  significantly undercapitalized, and
      *  critically undercapitalized.

     To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice.
Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2003, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

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

     Regulatory Capital Requirements
    ________________________________

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

     The following table presents the Corporation's capital ratios at December 31, 2003:


                                                     (In Thousands)
Tier I Capital                                                  $ 45,842
Tier II Capital                                                 $  3,974
Total Capital                                                   $ 49,816

Adjusted Total Average Assets                                   $466,391
Total Adjusted Risk-Weighted Assets <F1>                        $309,297

Tier I Risk-Based Capital Ratio <F2>                              14.82%
Required Tier I Risk-Based Capital Ratio                           4.00%
Excess Tier I Risk-Based Capital Ratio                            10.82%

Total Risk-Based Capital Ratio <F3>                               16.11%
Required Total Risk-Based Capital Ratio                            8.00%
Excess Total Risk-Based Capital Ratio                              8.11%

Tier I Leverage Ratio <F4>                                         9.83%
Required Tier I Leverage Ratio                                     4.00%
Excess Tier I Leverage Ratio                                       5.83%
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



     The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also, the information under the caption "Capital Strength" appearing on page 46 of Registrant's 2003 Annual Report to Shareholders, included in Exhibit 13.

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

     The Sarbanes-Oxley Act
     ______________________

     On July 30, 2002, President Bush signed into law the
        Sarbanes-Oxley Act of 2002. The Act was in response to public concerns regarding corporate accountability in connection with recent high visibility accounting scandals. The stated goals of the Sarbanes-Oxley Act are:

      *  to increase corporate responsibility;
      * to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies; and
      * to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file periodic reports with the SEC under the Securities Exchange Act of 1934. The legislation includes provisions, among other things:

      * governing the services that can be provided by a public company's independent auditors and the procedures for approving such services;
      * requiring the chief executive officer and chief financial officer to certify certain matters relating to the company's periodic filings under the Exchange Act;
      * requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest;
      * increasing disclosure requirements relating to critical financial accounting policies and their application;
      *  increasing penalties for securities law
         violations; and
      * creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms.

     History and Business - Bank
     ___________________________

     The Bank's legal headquarters are located at 111 West Front
Street, Berwick, Pennsylvania.

     As of December 31, 2003, the Bank had total assets of $479,188,148, total shareholders' equity of $45,595,222 and total deposits and other liabilities of $433,592,926.

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

     At December 31, 2003, the Bank had 113 full-time employees and 33 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

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

     Available Information
     _____________________

     A copy of the Corporation's Annual Report on Form 10-K may be obtained without charge from our website at www.firstnationalberwick.com or via email at fnb@fnbbwk.com. Information may also be obtained via written request to Investor Relations at First Keystone Corporation, Attention: J. Gerald Bazewicz, 111 West Front Street, Berwick, Pennsylvania 18603.

ITEM 2.   DESCRIPTION OF PROPERTIES

         The Corporation owns no property other than through its subsidiary. These are:


                                          Type of       Square
Location                     Ownership    Footage       Use
          ________                        _________     _______   ___
Columbia County, PA

111 W. Front Street,
Berwick                      Owned        12,500        Administrative
                                                                  office, banking
                                                                  and trust services.

105 Market Street            Leased       4,000         Computer/
(second floor)               Annual                     accounting
                                          Rental                  department.
                                          $35,638


2nd & Market Streets,        Owned        Land          No buildings,
Berwick                                   Area          held for possible
                                                        1.45      expansion. Present
                                                        acres     use, parking.


701 Freas Avenue,
Berwick                      Owned        3,744         Banking services.


Giant Market                 Leased       500           Banking services.
50 Briar Creek Plaza         Annual
                                          Rental
                                          $30,000


2401 Columbia
Boulevard, Bloomsburg        Leased       2,000         Banking services.
                                          Annual
                                          Rental
                                          $42,436


2301 Columbia                Owned        7,000         Banking services.
Boulevard, Bloomsburg                                   Construction in
                                                                  Progress.


Third & Race Streets,        Owned        2,500         Banking services.
Mifflinville







                                          Type of       Square
Location                     Ownership    Footage       Use
          ________                        _________     _______   ___
Luzerne County, PA

Salem Township               Owned        3,700         Banking services.
400 Fowler Avenue,
Berwick


West Third Street,           Leased       2,300         Banking services.
Nescopeck                    Annual
                                          Rental
                                          $14,400


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of securityholders through the solicitation of proxies or otherwise.




                              Part II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED SHAREHOLDER MATTERS

     The Corporation's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "FKYS".
      The following table sets forth:

* The quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported to the management of the Corporation and
* Quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2002.

The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission, and may not necessarily reflect actual transactions.


                                 Stock Prices              Dividends
                               High         Low            Declared
                               ____         ___            ________
2003:
First quarter                  $31.15       $25.75         $.24
Second quarter                 $32.50       $29.25         $.24
Third quarter                  $34.00       $32.00         $.24
Fourth quarter                 $36.50       $33.75         $.26



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



     As of December 31, 2003, the Corporation had approximately 603 shareholders of record.

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

     The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C.
Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice. As of December 31, 2003, there was $3,566,475 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.

     Dividend Restrictions on the Corporation
     ________________________________________

     Under the Pennsylvania Business Corporation Law of 1988, as amended, the Corporation may not pay a dividend if, after giving effect thereto, either:

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


ITEM 6.   SELECTED FINANCIAL DATA

     The information under the caption "Summary of Selected
Financial Data" appearing on page 2 of the Corporation's Annual
Report to Shareholders for the year ended December 31, 2003, which page is included in Exhibit 11 hereto, is incorporated in its entirety by reference in response to this Item 6.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of the Results of Operations and Financial Condition" appearing on pages 35 through 51 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2003, which pages are included in Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 7.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK

     The information under the caption "Market Risk" appearing on pages 47 and 48 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2003, which pages are included in
Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 7A.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Corporation's Consolidated Financial Statements and notes thereto appearing on pages 7 through 34 of the Corporation's Annual Report to Shareholders for the year ended December 31, 2003, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


ITEM 9A.  CONTROLS AND PROCEDURES

     (a)      Evaluation of disclosure controls and procedures.

     The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

     (b)      Changes in internal controls.

     The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial Officers.



                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Information As To Directors and Nominees" and "Principal Officers of the Bank" appearing on pages 8, 9, 10, 11, 12, 22 and 23, respectively, is incorporated here by reference of First Keystone Corporation's proxy statement for its 2004 annual meeting of shareholders scheduled for April 20, 2004. The information under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" is as follows:

                SECTION 16(A) BENEFICIAL OWNERSHIP
                       REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the corporation's officers and directors, and persons who own more than 10% of the registered class of the corporation's equity securities, to file reports of ownership of the corporation's common stock and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the corporation with copies of all Section 16(a) forms they file.

     Based solely on its review of copies of Section 16(a) forms received by it, or written representations from reporting persons that no Forms 5 were required for those persons, the corporation believes that during the period January 1, 2003, through December 31, 2003, its officers, directors and reporting shareholders were in compliance with all filing requirements applicable to them.


                          CODE OF ETHICS

     The Corporation has adopted a Directors and Senior Management Code of Ethical Conduct, which applies to all members of the Board of Directors and to senior officers of the Corporation. It can be found on the Investor Relations section of our website at www.firstnationalberwick.com and is included in Exhibit 14 hereto.


ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" appearing on pages 14 through 19 are incorporated here by reference of First Keystone Corporation's proxy statement for its 2004 annual meeting of shareholders scheduled for April 20, 2004.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information under the caption "Share Ownership" appearing on pages 10 and 11 are incorporated here by reference of First
Keystone Corporation's proxy statement for its 2004 annual meeting of shareholders scheduled for April 20, 2004.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Transactions With Directors and Executive Officers" appearing on page 19 is incorporated here by reference of First Keystone Corporation's proxy statement for its 2004 annual meeting of shareholders scheduled for April 20, 2004.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the caption "Report of the Audit
Committee" appearing on pages 12, 13, and 14 are incorporated here by reference of First Keystone Corporation's proxy statement for its 2004 annual meeting of shareholders scheduled for April 20, 2004.

     Audit Committee Pre-Approval of Audit and
     Permissible Non-Audit Services of Independent Auditor
     _____________________________________________________

     The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case by case basis. For each proposed service, the independent auditor is required to provide a detailed engagement letter.


                              PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

     (a)  1.    The Registrant's consolidated financial statements
and notes thereto as well as the applicable reports of the independent certified public accountants are filed at Exhibit 13 hereto and are incorporated in their entirety by reference under this Item 15(a)1.

          2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          3. The exhibits required by Item 601 of the Regulation S-K are included under Item 15(c) hereto.

     (b) The Corporation filed the following report on Form 8-K during the last quarter of the year ended December 31, 2003


Date of Report          Item        Description
______________          ____        ___________

October 29, 2003        5           Press release of First
                                    Keystone Corporation dated
                                    October 27, 2003, announcing
                                    the purchase of fixed assets
                                    and the assumption of certain
                                    liabilities of First Federal
                                    Bank's branch office located
                                    at 1519 Bloom Road, Danville,
                                    Pennsylvania.

October 31, 2003        12          Press release of First
                                    Keystone Corporation dated
                                    October 29, 2003, announcing
                                    its financial results for the
                                    quarter ended September 30,
                                    2003.

December 29, 2003       5           Press release of First
                                    Keystone Corporation dated
                                    December 26, 2003, announcing
                                    receipt of regulatory approval
                                    to purchase the fixed assets
                                    and assume certain liabilities
                                    of First Federal Bank's branch
                                    office located at 1519 Bloom
                                    Road, Danville, Pennsylvania.

     (c)  Exhibits required by Item 601 of Regulation S:

Exhibit Number Referred to
Item 601 of Regulation S-K       Description of Exhibit
__________________________       ______________________

3i Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10-Q for the quarter ended
                                 March 31, 2001).

3ii                              By-Laws, as amended
                                 (Incorporated by reference to
                                 Exhibit 3(ii) to the
                                 Registrant's Report on Form
                                           10-Q for the quarter ended March
                                 31, 2001).

10.1                             Supplemental Employee
                                 Retirement Plan (Incorporated
                                 by reference to Exhibit 10 to
                                 Registrant's Annual Report on
                                 Form 10-K for the year ended
                                 December 31, 2000).

10.2                             Management Incentive
                                 Compensation Plan (Incorporated
                                 by reference to Exhibit 10 to
                                 Registrant's Report on Form
                                           10-Q for the quarter ended
                                 September 30, 2001).

10.3                             Profit Sharing Plan
                                 (Incorporated by reference to
                                 Exhibit 10 to Registrant's
                                 Report on Form 10-Q for the
                                 quarter ended September 30,
                                 2001).

10.4                             First Keystone Corporation 1998
                                 Stock Incentive Plan
                                 (Incorporated by reference to
                                 Exhibit 10 to Registrant's
                                 Report on Form 10-Q for the
                                 quarter ended September 30,
                                 2001).

11                               Computation of Earnings Per
                                 Share for the fiscal year-ended
                                 2003, 2002, and 2001.

12                               Statement of Computation of
                                 Ratios (See the information
                                 appearing on page 2 of
                                 Registrant's Summary of
                                 Selected Financial Data, which
                                 page is included in Exhibit 11
                                 and pages 35 and 46 of
                                 Registrant's 2003 Annual Report
                                 to shareholders, which pages
                                 are included in Exhibit 13).

13                               Excerpts from Annual Report to
                                 Shareholders for Fiscal Year
                                 Ended December 31, 2003.

14                               Code of Ethics

21                               List of Subsidiaries of the
                                 Corporation.

23                               Consent of Independent
                                 Auditors.

31.1                             Rule 13a-14(a)/15d-14(a)
                                 Certification of Chief
                                 Executive Officer.

31.2                             Rule 13a-14(a)/15d-14(a)
                                 Certification of Chief
                                 Financial Officer.

32.1                             Section 1350 Certification of
                                 Chief Executive Officer.

32.2                             Section 1350 Certification of
                                 Chief Financial Officer.

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

Date:     March 12, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:       /s/ John L. Coates
          John L. Coates
          Secretary and Director

Date:     March 12, 2004



By:       /s/ J. Gerald Bazewicz
          J. Gerald Bazewicz
          President, Chief Executive
          Officer and Director
          (Chief Executive Officer
              and Principal Financial Officer)

Date:     March 12, 2004

By:       /s/ John E. Arndt
          John E. Arndt
          Director

Date:     March 12, 2004



By:       /s/ Budd L. Beyer
          Budd L. Beyer
          Director

Date:     March 12, 2004



By:       /s/ Don E. Bower
          Don E. Bower
          Director

Date:     March 12, 2004



By:       /s/ Robert E. Bull
          Robert E. Bull
          Chairman of the Board
             and Director

Date:     March 12, 2004



By:       /s/ Dudley P. Cooley
          Dudley P. Cooley
          Director

Date:     March 12, 2004



By:       /s/ Frederick E. Crispin, Jr.
          Frederick E. Crispin, Jr.
          Director

Date:     March 12, 2004

By:
          Jerome F. Fabian
          Director

Date:     March 12, 2004



By:       /s/ David R. Saracino
          David R. Saracino
          Treasurer and Assistant Secretary
          (Chief Financial Officer and
            Principal Accounting Officer)

Date:     March 12, 2004



By:
          Robert J. Wise
          Vice Chairman of the Board
             and Director

Date:     March 12, 2004