Form 10-Q
period 2004-03-31
FIRST KEYSTONE CORP
filed 2004-05-07
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Common Stock, $2 Par Value, 2,924,714 shares as of March 31, 2004.

                   PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS



(Amounts in thousands)
                                                    March        December
                                                     2004         2003
                                                  (Unaudited)
ASSETS
Cash and due from banks                             $  5,780       $  5,913
Interest bearing deposits with banks                     144             28
Available-for-sale securities
  carried at estimated fair value                    236,835        226,043
Investment securities, held-to-
  maturity securities, estimated
  fair value of $3,889 and $5,229                      3,841          5,229
Loans, net of unearned income                        230,615        229,073
Allowance for loan losses                             (3,649)        (3,524)
                                                    ________       ________
Net loans                                           $226,966       $225,549
Bank premises and equipment                            5,297          4,158
Accrued interest receivable                            2,850          2,871
Cash surrender value of bank
  owned life insurance                                10,700         10,587
Other assets                                           3,249          1,462
                                                    ________       ________
  Total Assets                                      $495,662       $481,840
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                              $ 31,953       $ 30,052
  Interest bearing                                   325,004        312,968
                                                    ________       ________
  Total deposits                                    $356,957       $343,020

Short-term borrowings                                 15,100         11,745
Long-term borrowings                                  62,945         62,945
Accrued interest and other expenses                    2,405          1,664
Pre-settlement advance on
  acquisition of branch                                    0          8,715
Other liabilities                                      3,583          2,400
                                                    ________       ________
  Total Liabilities                                 $440,990       $430,489

STOCKHOLDERS' EQUITY
Common stock, par value $2
  per share                                            9,231          6,154
Surplus                                               12,582         12,535
Retained earnings                                     29,847         31,828
Accumulated other comprehensive
  income (loss)                                        7,664          5,489
Less treasury stock at cost
  228,740 shares in 2004 and
  152,600 shares in 2003                              (4,652)        (4,655)
                                                    ________       ________

  Total Stockholders' Equity                        $ 54,672       $ 51,351
                                                    ________       ________
  Total Liabilities and
    Stockholders' Equity                            $495,662       $481,840
                                                    ========       ========


See Accompanying Notes to Consolidated Financial Statements




                FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED March 31, 2004 AND 2003
                               (Unaudited)


(Amounts in thousands except per share data)

                                                  2004            2003
INTEREST INCOME
Interest and fees on loans                           $3,584          $3,570
Interest and dividend income
  on securities                                       2,669           2,670
Deposits in banks                                         8              17
                                                     ______          ______
  Total Interest Income                              $6,261          $6,257
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $1,685          $1,974
Short-term borrowings                                    33              27
Long-term borrowings                                    709             591
                                                     ______          ______
  Total Interest Expense                             $2,427          $2,592
                                                     ______          ______
Net interest income                                  $3,834          $3,665
Provision for loan losses                               150             150
                                                     ______          ______
Net Interest Income After
  Provision for Loan Losses                          $3,684          $3,515
                                                     ______          ______
OTHER INCOME
Service charges and fees                             $  474          $  357
Other non-interest income                               408             353
Investment securities gains
  (losses) net                                           61              35
                                                     ______          ______
  Total Other Income                                 $  943          $  745
                                                     ______          ______
OTHER EXPENSES
Salaries and employee benefits                       $1,252          $1,083
Net occupancy and fixed asset
  expense                                               332             293
Other non-interest expense                              671             643
                                                     ______          ______
  Total Other Expenses                               $2,255          $2,019
                                                     ______          ______

Income before income taxes                           $2,372          $2,241
Applicable income tax                                   516             463
                                                     ______          ______
Net Income                                           $1,856          $1,778
                                                     ======          ======
PER SHARE DATA
  Net Income Per Share:
    Basic                                            $  .42          $  .40
    Diluted                                             .42             .40
    Cash dividends per share                            .17             .16


See Accompanying Notes to Consolidated Financial Statements



                FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED March 31, 2004 AND 2003
                               (Unaudited)


(Amounts in thousands)
                                                      2004         2003
OPERATING ACTIVITIES
Net income                                          $  1,856       $  1,778
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Provision for loan losses                              150            150
  Provision for depreciation and
    amortization                                         149            123
  Stock option expense                                    48              0
  Premium amortization on investment
    securities                                           186            248
  Discount accretion on investment
    securities                                          (137)          (114)
  Gain on sale of mortgage loans                         (84)           (99)
  Proceeds from sale of mortgage loans                 6,646          3,153
  Originations of mortgage loans
    for resale                                        (1,616)        (4,447)
  Gain on sales of
    investment securities                                (61)           (35)
  Loss on sale of other
    real estate owned                                      0             11
  Deferred income tax (benefit)                          (73)           (64)
  (Increase) decrease in interest
    receivable and other assets                       (1,793)           113
  Increase in cash surrender bank
    owned life insurance                                (113)          (121)
  Increase in interest payable,
    accrued expenses and
    other liabilities                                    899            154
                                                    ________       ________
  NET CASH PROVIDED BY
    OPERATING ACTIVITIES                            $  6,057       $    850
                                                    ________       ________
INVESTING ACTIVITIES
  Purchases of investment
    securities available-for-sale                   $(16,622)      $(28,802)
  Purchases of investment
    securities held-to-maturity                       (1,000)             0
  Proceeds from sales of investment
    securities available-for-sale                      2,718          9,180
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                      6,400         11,125
  Proceeds from maturities and
    redemption of investment
    securities held-to-maturity                        2,385            246
  Net (increase) in loans                             (6,513)          (446)
  Purchase of premises and equipment                  (1,261)          (111)
  Proceeds from sale of other real
    estate owned                                           0             42
  Pre-settlement advance on
    acquisition of branch applied                     (8,715)             0
                                                    ________       ________
  NET CASH (USED IN) BY INVESTING
    ACTIVITIES                                      $(22,608)      $ (8,766)

FINANCING ACTIVITIES
  Net increase (decrease) in
    deposits                                        $ 13,937       $ 16,427
  Net increase (decrease) in
    short-term borrowings                              3,355         (3,566)
  Acquisition of treasury stock                            0           (120)
  Proceeds from sale of treasury
    stock                                                  2             37
  Proceeds from issuance of
    common stock                                           0             52
  Cash dividends                                        (760)          (713)
                                                    ________       ________
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                            $ 16,534       $ 12,117

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              $    (17)      $  4,201
CASH AND CASH EQUIVALENTS,
  BEGINNING                                            5,941          7,456
                                                    ________       ________
CASH AND CASH EQUIVALENTS,
  ENDING                                            $  5,924       $ 11,657
                                                    ========       ========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash paid during period for
    Interest                                        $  2,465       $  2,620
    Income Taxes                                           7              0


See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2004
                             (Unaudited)

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

NATURE OF OPERATIONS
     The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has ten full service offices and 15 ATMs located in Columbia, Luzerne and Montour Counties. The Corporation and its subsidiary must also adhere to certain federal banking laws and regulations and are subject to periodic examinations made by various federal agencies.

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

INVESTMENT IN REAL ESTATE VENTURE
     The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1 "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The annual amount of tax credits allocated to the Bank were $128,053 and $90,877 for each of the years 2004 and 2003, and the annual amortization of the limited partnership investment was $92,464 and $65,641 in 2004 and 2003, respectively. The annual amounts are prorated for interim periods. The carrying value of the investment as of March 31, 2004 and December 31, 2003 was $859,378 and $882,494, respectively, and is carried in Other Assets in the accompanying consolidated balance sheets.

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

     As of the first quarter 2003, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures - an amendment of FASB Statement No. 123". The Corporation elected to use the "prospective method" of accounting for stock options as allowed by the Standard. Accordingly, compensation expense was recognized in the periods ended March 31, 2004 and December 31, 2003 in the amounts of $48,131 and $48,131, respectively, being the vested portions attributable to stock options initially.

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

     The Corporation transferred loans to foreclosed assets held for sale in the amounts of $0 and $91,527 for the periods ended March
31, 2004 and 2003, respectively.

TRUST ASSETS AND INCOME
     Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2002, the Financial Accounting Standards Board
(FASB) issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires the guarantor to recognize a liability in its financial statements for the obligation assumed under a guarantee. In general, FIN 45 applies to contracts of indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, while other guarantees are subject to just the disclosure requirements of FIN 45 but not to the recognition provisions. The disclosure requirements of FIN 45 were effective for the Corporation as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. This standard did not have any impact on the Corporation's consolidated financial condition or results of operation.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", is generally effective for financial statements for fiscal years and interim periods beginning after December 31, 2002. The statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation has elected to adopt SFAS 148 for the first quarter 2003 using the "prospective method" of accounting for stock options as allowed for in the Standard.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" is generally effective for contracts entered into after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This standard does not have any impact on the Corporation's consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (FIN
46), which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. This standard did not have any impact on the Corporation's consolidated financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150 "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity" is generally effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. This Statement establishes new standards for classification, measurement and disclosure of certain types of financial instruments having characteristics of both liabilities and equity, including instruments that are mandatorily redeemable and that embody obligations requiring or permitting settlement by transferring assets or by issuing an entity's own shares. In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statement's under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. This standard does not have any impact on the Corporation's consolidated financial position or results of operations.

     In December 2003, the Emerging Issues Task Force (EITF) issued EITF 03-1 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" is generally effective for fiscal years ending after December 15, 2003 and addresses how to define an "other-than-temporary impairment" as well as its application to investments classified as either "available-for-sale" and "held-to-maturity" under SFAS 115. The EITF requires disclosure of securities in a continuous unrealized loss position to be stratified based on length of time those securities were carried in such a position (less than 12 months or 12 months more). Additional information is required to be disclosed to include the nature of the investment, the cause of the decline in value and the evidence considered in reaching the conclusions that the investment is not other-than-temporarily impaired. The disclosure is required for fiscal years ending after December 15, 2003. Comparative information for earlier periods is not required.

ADVERTISING COSTS
     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the periods ended March 31, 2004 and 2003, was approximately $63,580 and $43,734, respectively.

REPORTING FORMAT
     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2002 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended March 31, 2004, and March 31, 2003, were as follows:


(amounts in thousands)
                                                2004         2003
                                                ____         ____
Balance, January 1                               $3,524        $3,174
Provision charged to operations                     150           150
Loans charged off                                   (41)          (41)
Recoveries                                           16            17
                                                               ______   ______
Balance, March 31                                $3,649        $3,300
                                                               ======   ======


     At March 31, 2004, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $114,479. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At March 31, 2004, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non-accrual loans at March 31, 2004, and December 31, 2003, were $779,702 and $735,235, respectively.

     Loans past-due 90 days or more and still accruing interest amounted to zero on both March 31, 2004 and December 31, 2003.


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

     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.
The contract or notional amounts at March 31, 2004, and December 31, 2003, were as follows:


(amounts in thousands)                      March 31,     December 31,
                                              2004           2003
                                              ____           ____
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                 $23,390         $25,204
  Financial standby letters
    of credit                                    2,934           2,924
  Performance standby letters
    of credit                                      677             656



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at March 31, 2004, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors' ability to honor their contracts may be influenced by the region's economy.

NOTE 6.  STOCKHOLDERS' EQUITY

  Changes in Stockholders' Equity for the period ended March 31, 2004 were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______
Balance at January 1, 2004                3,077,207        6,154       12,535

Comprehensive Income:
Net Income
  Change in unrealized
  gain (loss) on
  investment securities
  available for sale,
  net of reclassification
  adjustment and tax
  effects
Total Comprehensive
  income
Cash dividends -
  $.17 per share
3 for 2 stock split
  in the form of a
  50% stock dividend                      1,538,604        3,077
Sale of 107 shares
  treasury stock                                                           (1)
Recognition of stock
 option expense                                                            48
                                          _________        _____       ______
Balance at March 31, 2004                 4,615,811        9,231       12,582
                                          =========        =====       ======


(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      _______

Balance at January 1, 2004                           31,828         5,489

Comprehensive Income:
Net Income                             1,856          1,856
  Change in unrealized
  gain (loss) on
  investment securities
  available for sale,
  net of reclassification
  adjustment and tax
  effects                              2,175                        2,175
                                       _____
Total Comprehensive
  income                               4,031
                                       =====
Cash dividends -
  $.17 per share                                       (760)
3 for 2 stock split
  in the form of a
  50% stock dividend                                 (3,077)
Sale of 107 shares
  treasury stock
Recognition of stock
  option expense
                                                     ______         _____
Balance at March 31, 2004                            29,847         7,664
                                                     ======         =====



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2004                        (4,655)        51,351

Comprehensive Income:
Net Income                                                        1,856
  Change in unrealized
  gain (loss) on
  investment securities
  available for sale,
  net of reclassification
  adjustment and tax
  effects                                                         2,175
Total Comprehensive
  income
Cash dividends -
  $.17 per share                                                   (760)
3 for 2 stock split
  in the form of a
  50% stock dividend
Sale of 107 shares
  treasury stock                                       3              2
Recognition of stock
  option expense                                                     48            48
                                                  ______         ______
Balance at March 31, 2004                         (4,652)        54,672
                                                  ======         ======




     On April 13, 2004 the Board of Directors declared a 3 for 2 stock split in the form of a 50% stock dividend payable to shareholders of record April 27, 2004 to be distributed May 11, 2004. Accordingly, the stock dividend has been reflected in Stockholders' Equity as of March 31, 2004 and per share data has been adjusted retroactively.


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

     The results of operations for the three-month period ended
March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by generally accepted accounting principles applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2003, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of March 31, 2004, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2004, and 2003. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ J. H. Williams & Co. LLP
J. H. Williams & Co., LLP




Kingston, Pennsylvania
April 20, 2004

Item 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of March 31, 2004



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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the first quarter of 2004 of $1,856,000, an increase of $78,000, or 4.4% over the first quarter of 2003. The increase in net income for 2004 was primarily the result of an increase in net interest income and an increase in non interest income or other income over the first quarter of 2003. On a per share basis, net income per share increased to $.42 for the first three months of 2004 compared to $.40 for the first three months of 2003, adjusted for a 50% stock dividend payable May 11, 2004. Dividends increased to $.17 per share up from $.16 in 2003, adjusted to reflect the 50% stock dividend.

     Year-to-date net income annualized amounts to a return on average common equity of 13.95% and a return on assets of 1.53%.
For the three months ended March 31, 2003, these measures were 13.96% and 1.59%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2004, interest income amounted to $6,261,000, an increase of $4,000 or 0.6% from the first quarter of 2003, while interest expense amounted to $2,427,000 in the first quarter of 2004, a decrease of $165,000, or 6.4% from the first quarter of 2003. As a result, net interest income increased $169,000, or 4.6% to $3,834,000 from $3,665,000 in first quarter of
2003.

     Our net interest margin for the quarter ended March 31, 2004, was 3.64% compared to 3.80% for the quarter ended March 31, 2003.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended March 31, 2004, was $150,000, equal to the $150,000 provision for the first quarter of 2003. Net charge-offs totaled $25,000 for the three months ended March 31, 2004, as compared to $24,000 for the first three months of 2003. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.58% as of March 31, 2004, as compared to 1.54% as of December 31, 2003.


NON-INTEREST INCOME

     Total non-interest income or other income was $943,000 for the quarter ended March 31, 2004, as compared to $745,000 for the quarter ended March 31, 2003, an increase of $198,000, or 26.6%. Excluding investment security gains and losses, non interest income was $882,000 for the first quarter of 2004, an increase of $172,000, or 24.2% over the first quarter of 2003. An increase in service charges and fees on deposit accounts and an increase in other non interest income primarily derived from the increase in cash surrender value of bank owned life insurance, were reasons for the higher non interest income in 2004.


NON-INTEREST EXPENSES

     Total non-interest expenses, or other expenses, was $2,255,000 for the quarter ended March 31, 2004, as compared to $2,019,000 for the quarter ended March 31, 2003. The increase of $236,000, or 11.7% is comprised of salary and benefits increasing $169,000, occupancy and fixed asset expense increasing $39,000, and other non interest expense increasing $28,000.

     Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amounted to $1,252,000, or 55.5% of total non interest expense for the three months ended March 31, 2004, as compared to 53.6% for the first three months of 2003. Net occupancy and fixed asset expense amounted to $332,000 for the three months ended March 31, 2004, an increase of $39,000, or 13.3%.
Other non interest expenses amounted to $671,000 for the three months ended March 31, 2004, an increase of $28,000, or 4.4% over the first three months of 2003. Our non interest expense in the first quarter of 2004 continues to be less than 2% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. Income tax amounted to $516,000 for the 3 months ended March 31, 2004, as compared to $463,000 for 2003, an increase of $53,000. The effective total income tax rate was 21.8% for the first quarter of 2004 as compared to 20.7% for the first quarter of 2003.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $495,662,000 as of March 31, 2004, an increase of $13,822,000, or 2.9% over year end 2003. Total deposits increased to $356,957,000 as of March 31, 2004, an increase of $13,937,000, or 4.1% over year end 2003.

     During the first quarter of 2004 the Corporation did increase borrowed funds. Short term borrowings increased to $15,100,000 as of March 31, 2004, as compared to $11,745,000 as of December 31, 2003. Long term borrowings were unchanged from year end 2003 at $62,945,000.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $230,615,000 as of March 31, 2004, up $1,542,000, or
0.7% since year end 2003. The loan portfolio continues to be diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans, including commercial loans secured by real estate. Overall asset quality remains strong with past due loans and non performing assets remaining relatively stable.

     Besides loans, another primary earning asset is our investment portfolio, which increased in size from December 31, 2003, to March 31, 2004. Held to maturity securities amounted to $3,841,000 as of March 31, 2004, a decrease of $1,388,000 from December 31, 2003. However, available for sale securities amounted to $236,835,000 as of March 31, 2004, an increase of $10,792,000, or 4.8% from year end 2003. Interest bearing deposits with banks increased as of March 31, 2004, to $144,000 from $28,000 at year end 2003.

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


NON-PERFORMING ASSETS

     Non-performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with loans past due 90 days or more and still accruing. As of March 31, 2004, total non performing assets were $842,000 as compared to $768,000 on December 31, 2003. Non performing assets to total loans and foreclosed assets was .37% as of March 31, 2004, and .34% as of December 31, 2003.

     Interest income received on non performing loans as of March 31, 2004, was $0 compared to $37,669 as of December 31, 2003. Interest income, which would have been recorded on these loans under the original terms as of March 31, 2004, and December 31, 2003, were $15,683 and $60,778, respectively. As of March 31, 2004 and December 31, 2003, there were no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased $13,937,000 as non interest bearing deposits increased by $1,901,000 and interest bearing deposits increased by $12,036,000 as of March 31, 2004, from year end 2003. Total short term and long term borrowings increased by $3,355,000 from year end 2003.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available for sale increased shareholders' equity, or capital net of taxes, by $7,664,000 as of March 31, 2004, and $5,489,000 as of
December 31, 2003. Our stock repurchase plan repurchased 228,740 shares as of March 31, 2004, adjusted for the 50% stock dividend declared April 13, 2004, and payable May 11, 2004. This compares to 152,600 shares as of December 31, 2003. This had an effect of our reducing our total stockholders' equity by $4,652,000 on March 31, 2004, and $4,655,000 as of December 31, 2003.

     Total stockholders' equity was $54,672,000 as of March 31, 2004, and $51,351,000 as of December 31, 2003. Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2004, our leverage ratio was 9.41% compared to 9.83% as of December 31, 2003. In addition, Tier I risk based capital and total risk based capital ratio as of March 31, 2004, were 15.05% and 16.42%, respectively. The same ratios as of December 31, 2003, were 14.82% and 16.11%, respectively.

LIQUIDITY

     The liquidity position of the Corporation remains adequate to meet customer loan demand and deposit fluctuation. Managing liquidity remains an important segment of asset liability management. Our overall liquidity position is maintained by an active asset liability management committee.

     Management feels its current liquidity position is satisfactorily given a very stable core deposit base which has increased annually. Secondly, our loan payments and principal paydowns on our mortgage backed securities provide a steady source of funds. Also, short term investments and maturing investment securities represent additional sources of liquidity. Finally, short term borrowings are readily accessible at the Federal Reserve Bank, Atlantic Central Bankers Bank, or the Federal Home Loan Bank.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2003. The composition of rate sensitive assets and rate sensitive liabilities as of March 31, 2004 is very similar to December 31, 2003.


Item 4.   Controls and Procedures

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

                     PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

               None.



     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                Total
                                                 Number         Maximum
                                              of Shares        Number of
                                              Purchased       Shares That
                                               as Part of       May Yet Be
                    Total                       Publicly        Purchased
                     Number      Average       Announced        Under the
                  of Shares      Price Paid     Plans or        Plans or
     Period       Purchased     per Share       Programs        Programs
     ______       _________     _________       ________        ________
January 1 -
January 31,
2004                               --             --         --         85,332 <F1>

February 1 -
February 29,
2004                               --             --         --         85,332

March 1
March 31,
2004                               --             --         --         85,332

Total                 --           --             --        85,332

<F1>
This chart has not been adjusted to reflect the 50% stock dividend declared April 13, 2004, to shareholders of record as of April 27, 2004, payable May 11, 2004.




     Item 3.   Defaults Upon Senior Securities

               None.


     Item 4.   Submission of Matters to a Vote of Security Holders

               Annual Meeting of Shareholders of First Keystone
               Corporation held on Tuesday, April 20, 2004, at
               10:00 a.m.

                                                     Votes        Votes
Directors Elected                   Votes For       Against      Withheld
_________________                   _________        ______      _______
John E. Arndt                   2,050,340        7,383           0
J. Gerald Bazewicz              2,057,053        670             0
Robert E. Bull                  2,056,142        1,581           0


                                                 Broker
Directors Elected               Abstentions      Non-Votes
_________________               ___________      _________
John E. Arndt                   0                0
J. Gerald Bazewicz              0                0
Robert E. Bull                  0                0


Directors Continuing:
____________________

Don E. Bower, term expires in 2005
John L. Coates, term expires in 2005
Dudley P. Cooley, term expires in 2005
Budd L. Beyer, term expires in 2006
Frederick E. Crispin, Jr., term expires in 2006
Jerome F. Fabian, term expires in 2006
Robert J. Wise, term expires in 2006

Matters Voted Upon:
__________________

Selection of J. H. Williams & Co. LLP, as auditors for the
Corporation.

Votes For - 2,057,136
Votes Against - 474
Votes Withheld -  0
Abstentions - 113
Broker Non-Votes -  0


     Item 5.   Other Information

               The Company made no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors.

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

 11                  Statement RE:  Computation of Earnings Per
Share.

 14 Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant's Annual Report on 10-K for the year ended December 31, 2003).

 31.1                Rule 13a-14(a)/15d-14(a) Certification of Chief
                     Executive Officer.

 31.2                Rule 13a-14(a)/15d-14(a) Certification of Chief
                     Financial Officer.

 32.1                Section 1350 Certification of Chief Executive
                     Officer.

 32.2                Section 1350 Certification of Chief Financial
                     Officer.


           (b) During the quarter ended March 30, 2004, the registrant filed the following reports on Form 8-K:

Date of Report     Item     Description
______________     ____     ___________

January 30, 2004    5       On January 23, 2004, the Registrant's
                            Audit Committee approved an Audit
                            Committee Charter.

January 30, 2004    12      Press release dated January 30, 2004,
                            announcing financial results for the
                            quarter ended December 31, 2003.

March 2, 2004       5       Press release dated March 1, 2004,
                            announcing declaration of first quarter
                            dividend.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


May 5, 2004                  /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



May 5, 2004                  /s/ David R. Saracino
                             David R. Saracino
                             Treasurer/Assistant Secretary
                             (Principal Accounting Officer)

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

10.3 Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10 Q for the quarter ended September 30, 2001)

10.4 First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q for the quarter ended September 30, 2001)

 11                Compensation of Earning Per Share

 14 Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant's Annual Report on 10-K for the year ended December 31, 2003).

 31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief
                   Executive Officer.

 31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief
                   Financial Officer.

 32.1              Section 1350 Certification of Chief Executive
                   Officer.

 32.2              Section 1350 Certification of Chief Financial
                   Officer.