Form 10-Q
period 2004-06-30
FIRST KEYSTONE CORP
filed 2004-08-13
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Common Stock, $2 Par Value, 4,388,416 shares as of August 11, 2004.

                   PART I. - FINANCIAL INFORMATION

ITEM.  1  Financial Statements


                        FIRST KEYSTONE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)

                                                    June        December
                                                    2004          2003
                                                  (Unaudited)
ASSETS
Cash and due from banks                             $  7,439       $  5,913
Interest bearing deposits with banks                       0             28
Available-for-sale securities
  carried at estimated fair value                    224,626        226,043
Investment securities, held to
  maturity estimated fair value
  of $2,665 and $5,229                                 2,762          5,229
Loans, net of unearned income                        235,501        229,073
Allowance for loan losses                             (3,700)        (3,524)
                                                    ________       ________
Net loans                                           $231,801       $225,549
Bank premises and equipment                            5,602          4,158
Accrued interest receivable                            2,848          2,871
Cash surrender value of bank owned
  life insurance                                      10,811         10,587
Other assets                                           3,034          1,462
                                                    ________       ________
   Total Assets                                     $488,923       $481,840
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
  Non-interest bearing                              $ 32,430       $ 30,052
  Interest bearing                                   329,120        312,968
                                                    ________       ________
  Total deposits                                    $361,550       $343,020
Short-term borrowings                                  9,423         11,745
Long-term borrowings                                  65,445         62,945
Accrued interest and other expenses                    1,950          1,664
Pre-settlement advance on
  acquisition of branch                                    0          8,715
Other liabilities                                        867          2,400
                                                    ________       ________
  Total Liabilities                                 $439,235       $430,489

STOCKHOLDERS' EQUITY
Common stock, par value $2
  per share                                         $  9,079       $  6,154
Surplus                                               12,567         12,535
Retained earnings                                     30,994         31,828
Accumulated other comprehensive
  income                                               1,667          5,489
Treasury stock at cost 151,550
  shares in 2004 and 152,600
  in 2003                                             (4,619)        (4,655)
                                                    ________       ________

  Total Stockholders' Equity                        $ 49,688       $ 51,351
                                                    ________       ________
  Total Liabilities and
    Stockholders' Equity                            $488,923       $481,840
                                                    ========       ========


See Accompanying Notes to Consolidated Financial Statements



                        FIRST KEYSTONE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                               (Unaudited)


(Amounts in thousands except per share data)

                                                  2004            2003
INTEREST INCOME
Interest and fees on loans                           $3,621          $3,511
Interest and dividend
  income on securities                                2,618           2,664
Interest on deposits in banks                             7              10
                                                     ______          ______
  Total Interest Income                              $6,246          $6,185
                                                     ______          ______

INTEREST EXPENSE
Interest on deposits                                 $1,697          $1,956
Interest on short-term borrowings                        34              24
Interest on long-term borrowings                        713             595
                                                     ______          ______
  Total Interest Expense                             $2,444          $2,575

Net interest income                                  $3,802          $3,610
Provision for loan losses                               125             125
                                                     ______          ______
Net Interest Income After
  Provision for Loan Losses                          $3,677          $3,485

OTHER INCOME
Service charges on deposit
  accounts                                           $  582          $  421
Other non-interest income                               263             347
Investment securities gains
  (losses) net                                          104             141
                                                     ______          ______
  Total Other Income                                 $  949          $  909

OTHER EXPENSES
Salaries and employee benefits                       $1,232          $1,099
Net occupancy and fixed
  asset expense                                         352             300
Other non-interest expense                              784             631
                                                     ______          ______
  Total Other Expenses                               $2,368          $2,030
                                                     ______          ______
Income before income taxes                           $2,258          $2,364

Applicable income tax (benefit)                         470             507
                                                     ______          ______
Net Income                                           $1,788          $1,857
                                                     ======          ======
PER SHARE DATA
Net Income Per Share:
Basic                                                $  .41          $  .42
Diluted                                                 .41             .42
Cash Dividends Per Share                                .18             .16


See Accompanying Notes to Consolidated Financial Statements



                        FIRST KEYSTONE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                               (Unaudited)


(Amounts in thousands except per share data)

                                                      2004         2003
INTEREST INCOME
Interest and fees on loans                          $ 7,205         $ 7,081
Interest and dividend income
  on securities                                       5,287           5,334
Interest on deposits in banks                            15              27
                                                    _______         _______
  Total Interest Income                             $12,507         $12,442
                                                    _______         _______
INTEREST EXPENSE
Interest on deposits                                $ 3,382         $ 3,930
Interest on short-term borrowings                        67              51
Interest on long-term borrowings                      1,422           1,186
                                                    _______         _______
  Total Interest Expense                            $ 4,871         $ 5,167

Net interest income                                 $ 7,636         $ 7,275
Provision for loan losses                               275             275
                                                    _______         _______
Net Interest Income After
  Provision for Loan Losses                         $ 7,361         $ 7,000
                                                    _______         _______
OTHER INCOME
Service charges on deposit accounts                 $ 1,056         $   778
Other non-interest income                               671             700
Investment securities gains
  (losses) net                                          165             176
                                                    _______         _______
  Total Other Income                                $ 1,892         $ 1,654
                                                    _______         _______
OTHER EXPENSES
Salaries and employee benefits                      $ 2,484         $ 2,182
Net occupancy and fixed asset
  expense                                               684             593
Other non-interest expense                            1,455           1,274
                                                    _______         _______
  Total Other Expenses                              $ 4,623         $ 4,049
                                                    _______         _______
Income before income taxes                          $ 4,630         $ 4,605
Applicable income tax (benefit)                         986             970
                                                    _______         _______
Net Income                                          $ 3,644         $ 3,635
                                                    =======         =======
PER SHARE DATA
Net Income Per Share:
Basic                                               $   .83         $   .82
Diluted                                                 .83             .82
Cash Dividends Per Share                                .35             .32


See Accompanying Notes to Consolidated Financial Statements



                        FIRST KEYSTONE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                               (Unaudited)


(Amounts in thousands)
                                                  2004           2003
OPERATING ACTIVITIES
Net income                                          $  3,644       $  3,635
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Provision or loan losses                               275            275
  Stock option expense                                    48              0
  Provision for depreciation and
    amortization                                         299            249
  Premium amortization on investment
    securities                                           435            530
  Accretion of cor deposit net
    discount                                             (48)             0
  Discount accretion on investment
    securities                                          (242)          (225)
  Gain on sale of mortgage loans                         (98)          (198)
  Proceeds from sale of mortgage
    loans                                              8,122          5,284
  Originations of mortgage loans
    for resale                                        (3,228)        (9,063)
  Gain on sales of investment
    securities                                          (165)          (176)
  Gain on sales of other real
    estate owned                                           0             18
  Deferred income tax (benefit)                         (108)           (90)
  (Increase) decrease in interest
    receivable and other assets                       (1,603)           257
  Increase in cash surrender value
    of bank owned life insurance                        (224)          (244)
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                                    884            (64)
                                                    ________       ________
  Net Cash Provided by Operating
    Activities                                      $  7,991       $    188

INVESTING ACTIVITIES
  Purchases of investment
    securities available for sale                   $(37,625)      $(46,973)
  Purchases of investment
    securities held to maturity                       (1,000)             0
  Proceeds from sales of investment
    securities available for sale                     15,183         12,325
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                     16,032         22,639
  Proceeds from maturities and
    redemption of investment
    securities held to maturity                        5,478            477
  Net increase in loans                              (11,324)        (6,633)
  Purchase of premises and
    equipment                                         (1,697)          (449)
  Proceeds from sale of other
    real estate owned                                      0             72
  Pre-settlement advance on
    acquisition of branch applied                     (8,715)             0
                                                    ________       ________
  Net Cash Used by Investing
    Activities                                      $(23,668)      $(18,542)

FINANCING ACTIVITIES
  Net increase in deposits                          $ 18,530       $ 21,392
  Net decrease in short term
    borrowings                                        (2,322)          (231)
  Net increase (decrease)in
    long term borrowings                               2,500         (1,500)
  Acquisition of treasury stock                            0           (454)
  Proceeds from sale of treasury
    stock                                                 20             71
  Proceeds from issuance of
    common stock                                           0             52
  Cash dividends                                      (1,550)        (1,420)
  Dividends paid in lieu of
    fractional shares                                     (3)             0
                                                    ________       ________
  Net Cash Provided by Financing
    Activities                                      $ 17,175       $ 17,910
Increase (Decrease) in Cash
  and Cash Equivalent                               $  1,498       $   (444)
Cash and Cash Equivalents,
  Beginning                                            5,941          7,456
                                                    ________       ________
Cash and Cash Equivalents,
  Ending                                            $  7,439       $  7,012
                                                    ========       ========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash paid during period for
    Interest                                        $  4,934       $  5,220
    Income Taxes                                       1,130            794


See Accompanying Notes to Consolidated Financial Statements



                      FIRST KEYSTONE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2004
                             (Unaudited)


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies of First Keystone Corporation and Subsidiary (the "Corporation") are in accordance with accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of First Keystone Corporation and its wholly owned Subsidiary, The First National Bank of Berwick (the "Bank"). All significant inter company balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS
     The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has eleven full service offices and 15 ATMs located in Columbia, Luzerne and Montour Counties. The Corporation and its subsidiary must also adhere to certain federal banking laws and regulations and are subject to periodic examinations made by various federal agencies.

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

INVESTMENT IN REAL ESTATE VENTURE
     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1 "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The annual amount of tax credits allocated to the Bank were $128,053 and $90,877 for each of the years 2004 and 2003, and the annual amortization of the limited partnership investment was $92,464 and $65,641 in 2004 and 2003, respectively. The annual amounts are prorated for interim periods. The carrying value of the investment as of March 31, 2004 and December 31, 2003 was $836,262 and $882,494, respectively, and is carried in Other Assets in the accompanying consolidated balance sheets.

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

     As of the first quarter 2003, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures - an amendment of FASB Statement No. 123". The Corporation elected to use the "prospective method" of accounting for stock options as allowed by the Standard. Accordingly, compensation expense was recognized in the periods ended June 30, 2004 and December 31, 2003 in the amounts of $48,131 and $48,131, respectively, being the vested portions attributable to stock options initially.

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

     The Corporation transferred loans to foreclosed assets held for sale in the amounts of $0 and $91,527 for the periods ended June 30, 2004 and 2003, respectively.

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150 "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity" is generally effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. This Statement establishes new standards for classification, measurement and disclosure of certain types of financial instruments having characteristics of both liabilities and equity, including instruments that are mandatorily redeemable and that embody obligations requiring or permitting settlement by transferring assets or by issuing an entity's own shares. In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statement's under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite lived subsidiaries. This standard does not have any impact on the Corporation's consolidated financial position or results of operations.

     In December 2003, the Emerging Issues Task Force (EITF) issued EITF 03-1 "The Meaning of Other Than Temporary Impairment and its Application to Certain Investments" is generally effective for fiscal years ending after December 15, 2003 and addresses how to define an "other than temporary impairment" as well as its application to investments classified as either "available for sale" and "held to maturity" under SFAS 115. The EITF requires disclosure of securities in a continuous unrealized loss position to be stratified based on length of time those securities were carried in such a position (less than 12 months or 12 months more). Additional information is required to be disclosed to include the nature of the investment, the cause of the decline in value and the evidence considered in reaching the conclusions that the investment is not other than temporarily impaired. The disclosure is required for fiscal years ending after December 15, 2003. Comparative information for earlier periods is not required.

ADVERTISING COSTS
     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the periods ended June 30, 2004 and 2003, was approximately $143,163 and $121,760, respectively.

REPORTING FORMAT
     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2003 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


Note 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended June 30, 2004, and June 30, 2003, were as follows:


(amounts in thousands)
                                                2004         2003
                                                ____         ____
Balance, January 1                               $3,524        $3,174
Provision charged to operations                     275           275
Loans charged off                                  (132)         (131)
Recoveries                                           33            28
                                                               ______   ______
Balance, June 30                                 $3,700        $3,346
                                                               ======   ======


     At June 30, 2004, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $136,081. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At June 30, 2004, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.


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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at June 30, 2004, and December 31, 2003, were as follows:


(amounts in thousands)
                                            June 30,     December 31,
                                              2004           2003
                                              ____           ____
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                  $21,658       $23,230
  Standby letters of credit                     $ 2,436       $ 3,807


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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at June 30, 2004, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.


Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended June 30, 2004, were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______
Balance at January 1, 2004                3,077,207        6,154        12,535

Comprehensive Income:
Net Income
Change in unrealized
  gain (loss) on
  investment securities
  available-for-sale,
  net of reclassification
  adjustment and tax
  effects
Total comprehensive
  income (loss)
3 for 2 stock split in
  the form of a 50%
  stock dividend                          1,462,366        2,925
  Sale of 1,050 shares
    treasury stock                                                         (16)
Recognition of stock
  option expense                                                            48
Dividends paid in lieu
  of fractional shares
Cash dividends -
  $.35 per share
                                          _________        _____        ______
Balance at June 30, 2004                  4,539,573        9,079        12,567



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      _______

Balance at January 1, 2004                            31,828         5,489

Comprehensive Income:
Net Income                              3,644          3,644
Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects                             (3,822)                      (3,822)
                                       ______
Total comprehensive
    income (loss)                        (178)
                                       ======
3 for 2 stock split in
   the form of a 50%
   stock dividend                                     (2,925)
  Sale of 1,050 shares
   treasury stock
Recognition of stock
   option expense
Dividends paid in lieu
   of fractional shares                                   (3)
Cash dividends -
   $.35 per share                                     (1,550)
                                                      ______        ______
Balance at June 30, 2004                              30,994         1,667



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2004                         (4,655)        51,351

Comprehensive Income:
Net Income                                                         3,644
Change in unrealized
  gain (loss) on
  investment securities
  available-for-sale,
  net of reclassification
  adjustment and tax
  effects                                                         (3,822)
Total comprehensive
  income (loss)
3 for 2 stock split in
  the form of a 50%
  stock dividend                                                       0
  Sale of 1,050 shares
    treasury stock                                     36             20
Recognition of stock
  option expense                                                      48
Dividends paid in lieu
  of fractional shares                                                (3)
Cash dividends -
  $.35 per share                                                  (1,550)
                                                   ______         ______
Balance at June 30, 2004                           (4,619)        49,688


     On April 13, 2004 the Board of Directors declared a 3 for 2 stock split in the form of a 50% stock dividend payable to shareholders of record April 27, 2004 and distributed May 11, 2004. Per share data has been adjusted retroactively.


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

     The results of operations for the six month period ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2004, and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 2004 and 2003. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
July 13, 2004

ITEM 2.  First Keystone Corporation Management's
         Discussion and Analysis of Financial Condition and Results of Operation as of June 30, 2004


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the second quarter of 2004 of $1,788,000, a decrease of $69,000, or 3.7% from the second quarter of 2003. Six months net income for the period ended June 30, 2004, amounted to $3,644,000, an increase of $9,000 over the $3,635,000 net income reported June 30, 2003, while net interest income increased in both the second quarter of 2004 and for the six months ending June 30, 2004. The continued tightening of our net interest margin limited the increases in net interest income. Also, an increase in other expenses, or non-interest expenses, in both the second quarter and for the six months ended June 30, 2004, put pressure on earnings. On a per share basis, net income per share increased to $.83 for the six months of 2004 compared to $.82 for the first six months of 2003, while dividends increased to $.35 per share up from $.32 per share in 2003, or an increase of 9.4%. Data has been adjusted to reflect a 3 for 2 stock split in the form of a 50% stock dividend paid May 11, 2004.

     Year-to-date net income annualized amounts to a return on average common equity of 13.80% and a return on assets of 1.49%.
For the six months ended June 30, 2003, these measures were 14.03% and 1.61%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 2004, interest income amounted to $6,246,000, an increase of $61,000 or 1.0% from the second quarter of 2003. Interest expense amounted to $2,444,000 in the second quarter of 2004, a decrease of $131,000, or 5.1% from the second quarter of 2003. As a result, net interest income amounted to $3,802,000 in the second quarter of 2004, an increase of $192,000, or 5.3% over the second quarter of 2003. Year to date for the six months ended June 30, 2004, net interest income increased $361,000, or 5.0% to $7,636,000 from $7,275,000 in 2003.

     Our net interest margin for the quarter ended June 30, 2004, was 3.55% compared to 3.64% for the quarter ended June 30, 2003.
For the six months ended June 30, 2004, our net interest margin was 3.57% compared to 3.72% for the first six months of 2003.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended June 30, 2004, was $125,000 the same as the provision for the second quarter of 2003. Year to date, the provision for loan losses amounts to $275,000 in 2004 the same as the provision for the period ended June 30, 2003. Net charge offs amounted to $99,000 for the six months ended June 30, 2004, as compared to $103,000 for the first six months of 2003.

     The allowance for loan losses as a percentage of loans, net of unearned interest remains strong at 1.57% as of June 30, 2004, as compared to 1.54% as of December 31, 2003.


NON-INTEREST INCOME

     Total non interest or other income was $949,000 for the quarter ended June 30, 2004, as compared to $909,000 for the quarter ended June 30, 2003. Excluding investment security gains and losses, non interest income was $845,000 for the second quarter of 2004, as compared to $768,000 in the second quarter of 2003, an increase of 10.0%. For the six months ended June 30, 2004, total non interest income was $1,892,000, an increase of $238,000, or 14.4% from the first six months of 2003. In both the second quarter of 2004 and for the six months ended June 30, 2004, the increase in non interest income was the result of an increase in service charges on deposit accounts.


NON-INTEREST EXPENSES

     Total non interest, or other expenses, was $2,368,000 for the quarter ended June 30, 2004, as compared to $2,030,000 for the quarter ended June 30, 2003. The increase of $338,000, or 16.7% is comprised of salary and benefits increasing $133,000, occupancy expense increasing $52,000, and other non interest expense increasing $153,000.

     For the six months ended June 30, 2004, total non interest expense was $4,623,000, an increase of $574,000, or 14.2% over the first six months of 2003. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 53.7% of total non interest expense for the six months ended June 30, 2004, as compared to 53.9% for the first six months of 2003. Salaries and benefits amounted to $2,484,000 for the six months ended June 30, 2004, an increase of $302,000, or 13.8% over the first six months of 2003. Net occupancy expense amounted to $684,000 for the six months ended June 30, 2004, an increase of $91,000, or 15.3% from 2003. Other non interest expenses amounted to $1,455,000 for the six months ended June 30, 2004, an increase of $181,000, or 14.2% over the first six months of 2003. The increases are associated with the opening of our eleventh full service office in January 2004. Even with the increase in non interest expenses in 2004, our overall non interest expense continues at less than 2.0% of average assets on an
annualized basis. This places us among the leaders of our peer financial institutions at controlling non-interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 20.8% for the second quarter of 2004 as compared to 21.4% for the second quarter of 2003. For the six months ended June 30, 2004, our tax liability amounted to $986,000 for an effective tax rate of 21.3% as compared to an effective tax rate of 21.1% for the first six months of 2003.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $488,923,000 as of June 30, 2004, an increase of $7,083,000, or 1.5% over year end 2003. Total deposits increased to $361,550,000 as of June 30, 2004, an increase of $18,530,000, or 5.4% over year end 2003.

     The Corporation used the increase in total deposits largely to fund an increase in loans net of unearned income.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $235,501,000 as of June 30, 2004, from $229,073,000, or
2.8% since year end 2003. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate. Asset quality remains strong with past due loans and non performing loans being relatively stable.

     In addition to loans, another primary earning asset is our investment portfolio which decreased in size from December 31, 2003, to June 30, 2004. Held to maturity securities amounted to $2,762,000 as of June 30, 2004, a decrease of $2,467,000, or 47.2%
from year end 2003 as a large number of mortgaged backed securities significantly paid down were sold. Available for sale securities decreased to $224,626,000 as of June 30, 2004, a decrease of $1,417,000, or 0.6% from year end 2003.


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


NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of June 30, 2004, total non performing assets were $1,234,000 as compared to $768,000 on December 31, 2003. Non performing assets to total loans and foreclosed assets was .52% as of June 30, 2004, and .34% as of December 31, 2003.

     Interest income received on non performing loans as of June 30, 2004, was $7,637 compared to $37,669 as of December 31, 2003.
Interest income, which would have been recorded on these loans under the original terms as of June 30, 2004, and December 31, 2003, was $47,313 and $60,778, respectively. As of June 30, 2004 and December 31, 2003, there was no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $18,530,000 as non interest bearing deposits increased by $2,378,000 and interest bearing deposits increased by $16,152,000 as of June
30, 2004, from year end 2003. Total short term and long term borrowings remained stable at $74,868,000 as of June 30, 2004, as compared to $74,690,000 as of year end 2003.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available for sale increased shareholders' equity, or capital, net of taxes, by $1,667,000 as of June 30, 2004, and $5,489,000 as of
December 31, 2003. Treasury stock as of June 30, 2004 and December 31, 2003 had an effect of our reducing our total stockholders' equity by $4,619,000 on June 30, 2004, and $4,655,000 on December
31, 2003.

     Total stockholders' equity was $49,688,000 as of June 30, 2004, and $51,351,000 as of December 31, 2003. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2004, our leverage ratio was 9.05% compared to 9.83% as of December 31, 2003. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2004, were 14.70% and 16.03%, respectively.
The same ratios as of December 31, 2003, were 14.82% and 16.11%, respectively.


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


ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2003. The composition of rate sensitive assets and rate sensitive liabilities as of June 30, 2004 is very similar to December 31, 2003.

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

                     PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

               None.


     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                Total
                                                 Number         Maximum
                                              of Shares        Number of
                                              Purchased       Shares That
                                               as Part of       May Yet Be
                    Total                       Publicly        Purchased
                     Number      Average       Announced        Under the
                  of Shares      Price Paid     Plans or        Plans or
     Period       Purchased     per Share       Programs        Programs
     ______       _________     _________       ________        ________
April 1 -
April 30,
2004                               --             --         --         85,332 <F1>

May 1 -
May 31,
2004                               --             --         --         85,332

June 1 -
June 30,
2004                               --             --         --         85,332

Total                 --           --             --        85,332

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

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits required by Item 601 Regulation S-K


Exhibit Number       Description of Exhibit

3i                   Articles of Incorporation, as amended
                     (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10Q for the quarter ended March 31, 2001).

3ii By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant's Report on Form 10Q for the quarter ended March 31, 2001).

10.1                 Supplemental Employee Retirement Plan
                     (Incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10K for the year ended December 31, 2000).

10.2                 Management Incentive Compensation Plan
                     (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10Q for the quarter ended September 30, 2001).

10.3 Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form
                     10-Q for the quarter ended September 30, 2001).

10.4 First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10Q for the quarter ended September 30, 2001).

 14 Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant's Annual Report on 10K for the year ended December 31, 2003).

 31.1                Rule 13a-14(a)/15d-14(a) Certification of Chief
                     Executive Officer.

 31.2                Rule 13a-14(a)/15d-14(a) Certification of Chief
                     Financial Officer.

 32.1                Section 1350 Certification of Chief Executive
                     Officer.

 32.2                Section 1350 Certification of Chief Financial
                     Officer.


           (b) During the quarter ended June 30, 2004, the registrant filed the following reports on Form 8K:

Date of Report     Item     Description
______________     ____     ___________

April 14, 2004     5        On April 13, 2004, the Registrant
                            issued a press release announcing the
                            declaration of a Three for Two stock
                            Split in the Form of a 50% Stock
                            Dividend.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


August 12, 2004              /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



August 12, 2004              /s/ David R. Saracino
                             David R. Saracino
                             Treasurer/Assistant Secretary
                             (Principal Accounting Officer)

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

10.3 Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10Q for the quarter ended September 30, 2001)

10.4 First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10Q for the quarter ended September 30, 2001)

 14 Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant's Annual Report on 10K for the year ended December 31, 2003).

 31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief
                   Executive Officer.

 31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief
                   Financial Officer.

 32.1              Section 1350 Certification of Chief Executive
                   Officer.

 32.2              Section 1350 Certification of Chief Financial
                   Officer.