Form 10-Q
period 2004-09-30
FIRST KEYSTONE CORP
filed 2004-11-09
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2004

                                  OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

        For the transition period from _________ to _________


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

                     Yes  [X]        No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rul 12b-2 of the Exchange Act).

                     Yes  [X]        No  [   ]


The number of shares outstanding of the issuer's common stock as of November 2, 2004, was 4,389,809.

                   PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                        FIRST KEYSTONE CORPORATION
                       CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)

                                                   September    December
                                                     2004         2003
                                                  (Unaudited)
ASSETS
Cash and due from banks                             $  5,208       $  5,913
Interest bearing deposits with banks                   9,034             28
Available-for-sale securities carried
  at estimated fair value                            228,192        226,043
Investment securities, held to
  maturity securities, estimated fair
  value of $3,389 and $5,229                           3,380          5,229
Loans, net of unearned income                        234,009        229,073
Allowance for loan losses                             (4,314)        (3,524)
                                                    ________       ________
Net loans                                           $229,695       $225,549
                                                    ________       ________
Bank premises and equipment                            5,551          4,158
Accrued interest receivable                            2,603          2,871
Cash surrender value of bank
  owned life insurance                                10,923         10,587
Other assets                                           3,013          1,462
                                                    ________       ________
  Total Assets                                      $497,599       $481,840
                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
  Non-interest bearing                              $ 42,869       $ 30,052
  Interest bearing                                   320,407        312,968
                                                    ________       ________
  Total deposits                                    $363,276       $343,020
Short-term borrowings                                  9,260         11,745
Long-term borrowings                                  66,910         62,945
Accrued interest and other expenses                    2,055          1,664
Pre-settlement advance on
  acquisition of branch                                    0          8,715
Other liabilities                                      1,973          2,400
                                                    ________       ________
  Total Liabilities                                 $443,474       $430,489

STOCKHOLDERS' EQUITY
Common stock, par value $2
  per share                                         $  9,079       $  6,154
Surplus                                               12,532         12,535
Retained earnings                                     31,994         31,828
Accumulated other comprehensive
  income (loss)                                        5,079          5,489
Treasury stock at cost 149,764
  shares in 2004 and 152,600
  in 2003                                             (4,559)        (4,655)
                                                    ________       ________
  Total Stockholders' Equity                        $ 54,125       $ 51,351
                                                    ________       ________
  Total Liabilities and
    Stockholders' Equity                            $497,599       $481,840
                                                    ========       ========


See Accompanying Notes to Consolidated Financial Statements



                        FIRST KEYSTONE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED September 30, 2004 AND 2003
                               (Unaudited)


(Amounts in thousands except per share data)

                                                  2004            2003
INTEREST INCOME
Interest and fees on loans                           $3,673          $3,617
Interest and dividend income
  on securities                                       2,649           2,609
Interest on deposits in banks                            11               5
                                                     ______          ______
  Total Interest Income                              $6,333          $6,231

INTEREST EXPENSE
Interest on deposits                                 $1,745          $1,857
Interest on short-term borrowings                        35              35
Interest on long-term borrowings                        737             683
                                                     ______          ______
  Total Interest Expense                             $2,517          $2,575

Net interest income                                  $3,816          $3,656
Provision for loan losses                               675              75
                                                     ______          ______
Net Interest Income After
  Provision for Loan Losses                          $3,141          $3,581

OTHER INCOME
Service charges on deposit
  accounts                                           $  581          $  452
Other non-interest income                               321             303
Investment securities gains
  (losses) net                                          411              89
                                                     ______          ______
  Total Other Income                                 $1,313          $  844

OTHER EXPENSES
Salaries and employee benefits                       $1,126          $1,133
Net occupancy and fixed
  asset expense                                         360             311
Other non-interest expense                              780             656
                                                     ______          ______
  Total Other Expenses                               $2,266          $2,100

Income before income taxes                           $2,188          $2,325
Applicable income tax (benefit)                         398             491
                                                     ______          ______
Net Income                                           $1,790          $1,834
                                                     ======          ======

Net Income Per Share
  Basic                                              $  .41          $  .41
  Diluted                                               .41             .41
  Cash dividends                                        .18             .16


See Accompanying Notes to Consolidated Financial Statements



                        FIRST KEYSTONE CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
          FOR THE NINE MONTHS ENDED September 30, 2004 AND 2003
                               (Unaudited)


(Amounts in thousands except per share data)

                                                      2004         2003
INTEREST INCOME
Interest and fees on loans                          $10,878         $10,698
Interest and dividend income
  on securities                                       7,936           7,943
Interest on deposits in banks                            26              32
                                                    _______         _______
  Total Interest Income                             $18,840         $18,673

INTEREST EXPENSE
Interest on deposits                                $ 5,127         $ 5,787
Interest on short-term borrowings                       102              86
Interest on long-term borrowings                      2,159           1,869
                                                    _______         _______
  Total Interest Expense                            $ 7,388         $ 7,742

Net interest income                                 $11,452         $10,931
Provision for loan losses                               950             350
                                                    _______         _______
Net Interest Income After
  Provision for Loan Losses                         $10,502         $10,581

OTHER INCOME
Service charges on deposit
  accounts                                          $ 1,637         $ 1,230
Other non-interest income                               992           1,003
Investment securities gains
  (losses) net                                          576             265
                                                    _______         _______
  Total Other Income                                $ 3,205         $ 2,498

OTHER EXPENSES
Salaries and employee benefits                      $ 3,610         $ 3,315
Net occupancy and fixed asset
  expense                                             1,044             904
Other non-interest expense                            2,235           1,930
                                                    _______         _______
  Total Other Expenses                              $ 6,889         $ 6,149

Income before income taxes                          $ 6,818         $ 6,930
Applicable income tax (benefit)                       1,384           1,461
                                                    _______         _______
Net Income                                          $ 5,434         $ 5,469
                                                    =======         =======

Net Income Per Share
  Basic                                             $  1.24         $  1.24
  Diluted                                              1.23            1.23
  Cash Dividends                                        .53             .48


See Accompanying Notes to Consolidated Financial Statements



                        FIRST KEYSTONE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED September 30, 2004 AND 2003
                               (Unaudited)


(Amounts in thousands)
                                                  2004           2003
OPERATING ACTIVITIES
Net income                                          $  5,434       $  5,469
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Provision for loan losses                              950            350
  Stock option expense                                    48              0
  Provision for depreciation and
    amortization                                         447            378
  Premium amortization on
    investment securities                                626            902
  Accretion of core deposit net
    discount                                             (71)             0
  Discount accretion on investment
    securities                                          (389)          (338)
  Gain on sale of mortgage loans                        (181)          (241)
  Proceeds from sale of mortgage
    loans                                             11,669         12,338
  Originations of mortgage loans
    for resale                                        (4,941)       (15,264)
  (Gain) loss on sales of
    investment securities                               (576)          (266)
  (Gain) loss on sales of other
    real estate owned                                      0             18
  Deferred income tax (benefit)                         (313)           (81)
  (Increase) decrease in interest
    receivable and other assets                       (1,364)           130
  Increase in cash surrender value
    of bank owned life insurance                        (336)          (372)
  Increase (decrease) in interest
    payable, accrued expenses and
    other liabilities                                    570            237
                                                    ________       ________
  Net Cash Provided by Operating
    Activities                                      $ 11,573       $  3,260

INVESTING ACTIVITIES
  Purchases of investment
    securities available-for-sale                   $(67,902)      $(89,925)
  Purchase of investment
    securities held-to-maturity                       (1,630)             0
  Proceeds from sales of investment
    securities available for sale                     40,845         24,228
  Proceeds from maturities and
    redemptions of investment
    securities available for sale                     22,616         39,449
  Proceeds from maturities and
    redemption of investment
    securities held to maturity                        5,490            859
  Partial investment in Benton
    Elderly Housing Ltd Partnership                        0             (2)
  Net (increase) decrease in loans                   (11,643)       (14,654)
  Purchase of premises and equipment                  (1,771)          (667)
  Proceeds from sale of other real
    estate owned                                           0             73
  Pre-settlement advance on
    acquisition of branch applied                     (8,715)             0
                                                    ________       ________
  Net Cash Used by Investing
    Activities                                      $(22,710)      $(40,639)

FINANCING ACTIVITIES
  Net increase (decrease) in
    deposits                                        $ 20,256       $ 21,725
  Net increase (decrease) in
    short-term borrowings                             (2,485)        (2,606)
  Net increase (decrease) in
    long-term borrowings                               3,965         19,500
  Acquisition of treasury stock                            0         (1,374)
  Proceeds from sale of treasury
    stock                                                 45            120
  Proceeds from issuance of common
    stock                                                  0             52
  Cash dividends                                      (2,340)        (2,123)
  Dividend paid in lieu of
    fractional shares                                     (3)             0
                                                    ________       ________
  Net Cash Provided by Financing
    Activities                                      $ 19,438       $ 35,294
  Increase (Decrease) in Cash
    and Cash Equivalent                                8,301         (2,085)
Cash and Cash Equivalents,
  Beginning                                            5,941          7,456
                                                    ________       ________
Cash and Cash Equivalents,
  Ending                                            $ 14,242       $  5,371
                                                    ========       ========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash paid during period for
    Interest                                        $  7,419       $  7,768
    Income Taxes                                       1,562          1,316


See Accompanying Notes to Consolidated Financial Statements


                      FIRST KEYSTONE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2004
                             (Unaudited)

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

Past-Due Loans - Generally, a loan is considered to be past due when scheduled loan payments are in arrears 15 days or more. Delinquent notices are generated automatically when a loan is 15 days past due, depending on the type of loan. Collection efforts continue on loans past due beyond 60 days that have not been satisfied, when it is believed that some chance exists for improvement in the status of the loan. Past-due loans are continually evaluated with the determination for charge off being made when no reasonable chance remains that the status of the loan can be improved.

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

INVESTMENT IN REAL ESTATE VENTURE
     The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1 "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The annual amount of tax credits allocated to the Bank were $128,053 and $90,877 for each of the years 2004 and 2003, and the annual amortization of the limited partnership investment was $92,464 and $65,641 in 2004 and 2003, respectively. The annual amounts are prorated for interim periods. The carrying value of the investment as of September 30, 2004 and December 31, 2003 was $813,145 and $882,494, respectively, and is carried in Other Assets in the accompanying consolidated balance sheets.

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

     As of the first quarter 2003, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures - an amendment of FASB Statement No. 123". The Corporation elected to use the "prospective method" of accounting for stock options as allowed by the Standard. Accordingly, compensation expense was recognized in the periods ended September 30, 2004 and December 31, 2003 in the amounts of $48,131 and $48,131, respectively, being the vested portions attributable to stock options initially.

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

     The Corporation transferred loans to foreclosed assets held for sale in the amounts of $0 and $91,527 for the periods ended
September 30, 2004 and 2003, respectively.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", is generally effective for financial statements for fiscal years and interim periods beginning after December 31, 2002. The statement amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based compensation and the effect of the method used on reported results. The Corporation has elected to adopt SFAS 148 for the first quarter 2003 using the "prospective method" of accounting for stock options as allowed for in the Standard.

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

     In December 2003, the Emerging Issues Task Force (EITF) issued EITF 03-1 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" is generally effective for fiscal years ending after December 15, 2003 and addresses how to define an "other-than-temporary impairment" as well as its application to investments classified as either "available for sale" and "held to maturity" under SFAS 115. The EITF requires disclosure of securities in a continuous unrealized loss position to be stratified based on length of time those securities were carried in such a position (less than 12 months or 12 months more). Additional information is required to be disclosed to include the nature of the investment, the cause of the decline in value and the evidence considered in reaching the conclusions that the investment is not other-than-temporarily impaired. The disclosure was initially required for fiscal years ending after December 15, 2003, however, in September 2004, the effective date has been delayed by the FASB. Comparative information for earlier periods is not required.

ADVERTISING COSTS
     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the periods ended September 30, 2004 and 2003, was approximately
$231,756 and $175,090, respectively.

REPORTING FORMAT
     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2004 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


Note 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended September 30, 2004, and September 30, 2003, were as follows:


(amounts in thousands)
                                                2004         2003
                                                ____         ____
Balance, January 1                               $3,524        $3,174
Provision charged to operations                     950           350
Loans charged off                                  (195)         (158)
Recoveries                                           35            36
                                                               ______   ______
Balance, September 30                            $4,314        $3,402
                                                               ======   ======


     At September 30, 2004, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $983,982. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At September 30, 2004, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at September 30, 2004, and December 31, 2003, were as follows:


(amounts in thousands)
                                         September 30,   December 31,
                                              2004           2003
                                              ____           ____
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                  $23,889       $23,230
  Standby letters of credit                       2,362         3,807


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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at September 30, 2004, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.


Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended September 30, 2004, were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock        Surplus
                                         ______          ______      _______
Balance at January 1, 2004                3,077,207        6,154        12,535

Comprehensive Income:
Net Income
Change in unrealized
  gain (loss) on
  investment securities
  available-for-sale,
  net of reclassification
  adjustment and tax
  effects
Total comprehensive
  income (loss)
3 for 2 stock split in
  the form of a 50%
  stock dividend                          1,462,366        2,925
  Sale of 2,836 shares
    treasury stock                                                         (51)
Recognition of stock
  option expense                                                            48
Dividends paid in lieu
  of fractional shares
Cash dividends -
  $.53 per share
                                          _________        _____        ______
Balance at September 30, 2004             4,539,573        9,079        12,532
                                          =========        =====        ======


(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      _______

Balance at January 1, 2004                            31,828         5,489

Comprehensive Income:
Net Income                              5,434          5,434
Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects                               (410)                        (410)
                                       ______
Total comprehensive
    income (loss)                      (5,024)
                                       ======
3 for 2 stock split in
   the form of a 50%
   stock dividend                                     (2,925)
  Sale of 2,836 shares
   treasury stock
Recognition of stock
   option expense
Dividends paid in lieu
   of fractional shares                                   (3)
Cash dividends -
   $.53 per share                                     (2,340)
                                                      ______         _____
Balance at September 30, 2004                         31,994         5,079
                                                      ======         =====


(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2004                         (4,655)        51,351

Comprehensive Income:
Net Income                                                         5,434
Change in unrealized
  gain (loss) on
  investment securities
  available-for-sale,
  net of reclassification
  adjustment and tax
  effects                                                           (410)
Total comprehensive
  income (loss)
3 for 2 stock split in
  the form of a 50%
  stock dividend                                                       0
  Sale of 2,836 shares
    treasury stock                                     96             45
Recognition of stock
  option expense                                                      48
Dividends paid in lieu
  of fractional shares                                                (3)
Cash dividends -
  $.53 per share                                                  (2,340)
                                                   ______         ______
Balance at September 30, 2004                      (4,559)        54,125
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

     The results of operations for the nine month period ended
September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of September 30, 2004, and the related consolidated statements of income and cash flows for the three and nine month periods ended September 30, 2004 and 2003. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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




/s/ J. H. Williams & Co. LLP
J. H. Williams & Co., LLP


Kingston, Pennsylvania
October 13, 2004

Item 2.   First Keystone Corporation Management's
          Discussion and Analysis of Financial Condition and Results of Operation as of September 30, 2004


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the third quarter of 2004 of $1,790,000, a decrease of $44,000 or 2.4% from the third quarter of 2003. Nine months net income for the period ended September 30, 2004, amounted to $5,434,000, a decrease of 0.6% from the $5,469,000 net income reported September 30, 2003. The decrease in third quarter and year to date net income for 2004 was primarily the result of a $600,000 increase in the provision for loan losses. On a per share basis, net income per share was $1.24 for the nine months of 2004, the same as the first nine months of 2003, while dividends increased to $.53 per share up from $.48 in 2003, or an increase of 10.4%. Per share data has been adjusted to reflect a 50% dividend paid May 11, 2004.

     Year-to-date net income annualized amounts to a return on average common equity of 1.47% and a return on assets of 13.80%.
For the nine months ended September 30, 2003, these measures were 1.54% and 14.41%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 2004, interest income amounted to $6,333,000, an increase of $102,000 or 1.6% from the third quarter of 2003. Interest expense amounted to $2,517,000 in the third quarter of 2004, a decrease of $58,000, or 2.3% from the third quarter of 2003. Accordingly, net interest income amounted to $3,816,000 in the third quarter of 2004, an increase of $160,000, or 4.4% over the third quarter of 2003. Year to date for the nine months ended September 30, 2004, total interest income increased $167,000, or 0.9% from the first nine months of 2003. Total interest expense decreased $354,000, or 4.6% for the first nine months of 2004 from 2003. This resulted in net interest income increasing $521,000 to $11,452,000 as of September 30, 2004.

     Our net interest margin for the quarter ended September 30, 2004, was 3.64% compared to 3.53% for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, our net interest margin was 3.61% compared to 3.65% for the first nine months of 2003.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 2004, was $675,000 compared to $75,000 for the third quarter of 2003. Year to date, the provision for loan losses amounts to $950,000 in 2004 as compared to the $350,000 provision for the period ended September 30, 2003. During the third quarter, we identified a large commercial borrower that was put on non-accrual status. The increase in our provision for loan losses was to maintain an allowance for loan losses at a level which management considers its best estimate of known and probable inherent losses. Net charge offs amounted to $160,000 for the nine months ended September 30, 2004, as compared to $122,000 for the first nine months of 2003.

     The allowance for loan losses as a percentage of loans, net of unearned interest was 1.84% as of September 30, 2004, and 1.54% as of December 31, 2003.


NON-INTEREST INCOME

     Total non interest or other income was $1,313,000 for the quarter ended September 30, 2004, as compared to $844,000 for the quarter ended September 30, 2003. Excluding investment security gains and losses, non interest income was $902,000 for the third quarter of 2004, as compared to $755,000 in the third quarter of 2003, an increase of 19.5%. For the nine months ended September 30, 2004, total non interest income was $3,205,000, as compared to $2,498,000, or a 28.3% increase from the first nine months of 2003. In both the third quarter of 2004 and for the nine months ended September 30, 2004, the increase in non-interest income was primarily the result of an increase in service charges on deposit accounts and an increase in investment security gains.


NON-INTEREST EXPENSES

     Total non interest, or other expenses, was $2,266,000 for the quarter ended September 30, 2004, as compared to $2,100,000 for the quarter ended September 30, 2003. The increase of $166,000, or 7.9%, is comprised of salary and benefits decreasing $7,000, occupancy expense increasing $49,000, and other non interest expense increasing $124,000.

     For the nine months ended September 30, 2004, total non interest expense was $6,889,000, an increase of $740,000, or 12.0% over the first nine months of 2003. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 52.4% of total non interest expense for the nine months ended September 30, 2004, as compared to 53.9% for the first nine months of 2003. Salaries and benefits amounted to $3,610,000 for the nine months ended September 30, 2004, an increase of $295,000, or 8.9% over the first nine months of 2003. Net occupancy expense amounted to $1,044,000 for the nine months ended September 30, 2004, an increase of $140,000, or 15.5% from 2003. Other non interest expenses amounted to $2,235,000 for the nine months ended September 30, 2004, an increase of $305,000, or 15.8% over the first nine months of 2003. Even with the increase in non interest expenses in 2003, our overall non interest expense continues at less than 2% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 18.2% for the third quarter of 2004 as compared to 21.1% for the third quarter of 2003. For the nine months ended September 30, 2004, our tax liability amounted to $1,384,000 for an effective tax rate of 20.3% as compared to an effective tax rate of 21.1% for the first nine months of 2003. The decrease in our effective tax rate was due primarily to the tax savings derived from our investment in bank owned life insurance and additional investment in municipal securities.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $497,599,000 as of September 30, 2004, an increase of $15,759,000, or 3.3% over year end 2003. Total deposits increased to $363,276,000 as of September 30, 2004, an increase of $20,256,000, or 5.9% over year end 2003.

     The Corporation used the increase in total deposits to fund primarily an increase in earnings assets, in particular, total loans and investment securities. Borrowings increased $1,480,000 from December 31, 2003. Short term borrowings decreased to $9,260,000 as of September 30, 2004, down $11,745,000 from year end 2003. Long term borrowings increased to $66,910,000 as of September 30, 2004, up $62,945,000 from year-end 2003.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $234,009,000 as of September 30, 2004, up $4,936,000,
or 2.2% since year end 2003. The loan portfolio is well diversified and increases in the portfolio have been primarily from increased originations of real estate loans and commercial loans secured by real estate.

     In addition to loans, another primary earning asset is our investment portfolio which also increased in size from December 31, 2003, to September 30, 2004. Held to maturity securities amounted to $3,380,000 as of September 30, 2004, a decrease of $1,849,000, or
35.4% since year end 2003. However, available for sale securities increased to $228,192,000 as of September 30, 2004, an increase of $2,149,000, or 1.0% from year end 2003. Interest bearing deposits with banks increased to $9,034,000 on September 30, 2004, as compared to $28,000 as of December 31, 2003.


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

NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of September 30, 2004, total non-performing assets were $4,462,000 as compared to $768,000 on December 31, 2003. Non-performing assets to total loans and foreclosed assets was 1.91% as of September 30, 2004, and .34% as of December 31, 2003.

     Interest income received on non performing loans as of September 30, 2004, was $128,488 compared to $37,669 as of December 31, 2003. Interest income, which would have been recorded on these loans under the original terms as of September 30, 2004, and December 31, 2003, was $206,040 and $60,778, respectively. As of September 30, 2004 and December 31, 2003, there was no outstanding commitments to advance additional funds with respect to these non performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $20,256,000 as non interest bearing deposits increased by $12,817,000 and interest bearing deposits increased by $7,439,000 as of September 30, 2004, from year end 2003. Total short term and long term borrowings which increased by $1,480,000 from year end 2003 also helped fund the growth in loans and investment securities.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available-for-sale increased shareholders' equity, or capital net of taxes, by $5,079,000 as of September 30, 2004, and $5,489,000 as of
December 31, 2003. Our stock repurchase plan repurchased 149,764 shares as treasury stock as of September 30, 2004 and 152,600 shares as treasury stock as of December 31, 2003. This had an effect of our reducing our total stockholders' equity by $4,559,000 on September 30, 2004, and $4,655,000 as of December 31, 2003.

     Total stockholders' equity was $54,125,000 as of September 30, 2004, and $51,351,000 as of December 31, 2003. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2004, our leverage ratio was 9.85% compared to 9.83% as of December 31, 2003. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2004, were 16.30% and 17.77%, respectively. The same ratios as of December 31, 2003, were 14.82% and 16.11%, respectively.


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

                     PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

               None.


     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                Total
                                                 Number         Maximum
                                              of Shares        Number of
                                              Purchased       Shares That
                                               as Part of       May Yet Be
                    Total                       Publicly        Purchased
                     Number      Average       Announced        Under the
                  of Shares      Price Paid     Plans or        Plans or
     Period       Purchased     per Share       Programs        Programs
     ______       _________     _________       ________        ________
July  1 -
July 31,
2004                               --             --         --         85,332 <F1>

August 1 -
August 31,
2004                               --             --         --         85,332

September 1 -
September 30,
2004                               --             --         --         85,332

Total                 --           --             --        85,332

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

 31.1                 Rule 13a-14(a)/15d-14(a) Certification of
                      Chief Executive Officer.

 31.2                 Rule 13a-14(a)/15d-14(a) Certification of
                      Chief Financial Officer.

 32.1                 Section 1350 Certification of Chief Executive
                      Officer.

 32.2                 Section 1350 Certification of Chief Financial
                      Officer.


        (b) During the quarter ended September 30, 2004, the registrant filed the following reports on Form 8-K:

Date of Report  Item      Description
______________  ____      ___________

July 20, 2004   12        Press release announcing earnings for
                          the quarter ended June 30, 2004

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


November 9, 2004             /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



November 9, 2004             /s/ David R. Saracino
                             David R. Saracino
                             Treasurer/Chief Financial Officer
                             (Principal Accounting Officer)

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