Form 10-K
period 2004-12-31
FIRST KEYSTONE CORP
filed 2005-03-14
CIK 737875

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                __________________________________

                             FORM 10-K

[x]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________


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

Registrant's telephone number, including area code: (570) 752-3671
                __________________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $2.00 per share
                __________________________________

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.           Yes [X]      No [  ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10K
or any amendment to this Form 10K.          [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rul 12b-2 of the Exchange Act).
Yes  [X]        No  [  ]

The aggregate market value of the voting stock held by non affiliates on the Registrant based on the closing price as of March 8, 2005, was approximately $79,345,260.

The number of shares outstanding of the issuer's Common Stock, as of March 8, 2005, was 4,392,846 shares of Common Stock, par value
$2.00 per share.

                DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the Registrant's 2005 definitive Proxy Statement are incorporated by reference in Part III of this Report.

                    FIRST KEYSTONE CORPORATION
                             FORM 10-K

                         Table of Contents

Part I                                                             Page
______                                                             ____

Item 1.  Business                                           1
Item 2.  Properties                                         8
Item 3.  Legal Proceedings                                  9
Item 4.  Submission of Matters to a Vote of
            Security Holders                                9


Part II
_______

Item 5.  Market for Registrant's Common Equity
            and Related Shareholder Matters                10
Item 6.  Selected Financial Data                           12
Item 7.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                  13
Item 7A. Quantitative and Qualitative Disclosure
            About Market Risk                              27
Item 8.  Financial Statements and Supplementary Data       28
Item 9.  Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure                           61
Item 9A. Controls and Procedures                           61
Item 9B. Other Information                                 61


Part III
________

Item 10. Directors and Executive Officers of
            the Registrant                                 62
Item 11. Executive Compensation                            62
Item 12. Security Ownership of Certain
            Beneficial Owners and Management               62
Item 13. Certain Relationships and Related
            Transactions                                   62
Item 14. Principal Accountant Fees and Services            62


Part IV
_______

Item 15. Exhibits, Financial Statement Schedules           63
         Signatures                                        65
         Exhibit 21                                        68
         Exhibit 23                                        69
         Exhibit 31.1                                      70
         Exhibit 31.2                                      71
         Exhibit 32.1                                      72
         Exhibit 32.2                                      73

                    FIRST KEYSTONE CORPORATION
                             FORM 10-K

                              PART I

Forward Looking Statements
__________________________

     The management of First Keystone Corporation (Corporation), has made forward looking statements in this annual report on Form 10 K. These forward looking statements may be subject to risks and uncertainties. Forward looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiary, The First National Bank of Berwick
(Bank). When words such as "believes," "expects," "anticipates" or similar expressions occur in this annual report, management is making forward looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this annual report, could affect the future financial results of the Corporation and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in the forward looking statements contained in this annual report on Form 10 K. These factors include the following:

      * operating, legal and regulatory risks;

      * economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and

      * the risk that our analyses of these risks and forces could be incorrect and or that the strategies developed to address them could be unsuccessful.

     The Corporation undertakes no obligation to publicly revise or update these forward looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that are filed periodically with the Securities and Exchange Commission (SEC).


ITEM 1.    BUSINESS

     First Keystone Corporation is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of The First National Bank of Berwick. The Corporation has one wholly owned subsidiary, the Bank, which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 98% of the Corporation's revenue and profit came from the commercial banking department for the years ended December 31, 2004, 2003, and 2002, and was the only reportable segment. At December 31, 2004, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $497.6 million, $358.0 million and $53.3 million, respectively.

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

     The Bank Holding Company Act also prohibits acquisition of control of a bank holding company, such as the Corporation, without prior notice to the Federal Reserve Board. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of a bank holding company or to vote 25% (or 10%, if no other person or persons acting on concert, holds a greater percentage of the Common Stock) or more of the Corporation's Common Stock.

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

Permitted Non-Banking Activities
________________________________

     The Federal Reserve Board permits bank holding companies to engage in non banking activities so closely related to banking, managing or controlling banks as to be a proper incident thereto. The Corporation does not at this time engage in any of these non banking activities, nor does the Corporation have any current plans to engage in any other permissible activities in the foreseeable future.

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

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Corporation and the Bank. Certain changes of potential significance to the Corporation which have been enacted recently and others which are currently under consideration by Congress or various regulatory agencies are discussed below.

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

     To be considered well capitalized, an institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2004, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

     Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain "prompt corrective actions" imposed depending on the level of capital deficiency.

Other Provisions of FDICIA
__________________________

     Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at "large institutions" (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at "large institutions" must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution's primary regulator of any change in the institutions independent auditor, and annual management letters must be provided to the FDIC and the depository institution's primary regulator. The regulations define a "large institution" as one with over $500 million in assets, which does not include the Bank. Also, under the rule, an institution's independent auditor must examine the institution's internal controls over financial reporting and perform agreed upon procedures to test compliance with laws and regulations concerning safety and soundness.

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

     Real Estate Lending Standards. Pursuant to the FDICIA, the OCC and other federal banking agencies adopted real estate lending guidelines which would set loan to value ratios for different types of real estate loans. A LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If the institution does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio. In addition to establishing the LTV ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal of the property.

Regulatory Capital Requirements
_______________________________

     The federal banking regulators have adopted certain risk based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

     The following table presents the Corporation's capital ratios at December 31, 2004:


                                                    (In Thousands)
Tier I Capital                                                   $ 48,212
Tier II Capital                                                     4,290
Total Capital                                                      52,502
Adjusted Total Average Assets                                     501,677
Total Adjusted Risk-Weighted Assets <F1>                          297,048
Tier I Risk-Based Capital Ratio <F2>                               16.23%
Required Tier I Risk-Based Capital Ratio                            4.00%
Excess Tier I Risk-Based Capital Ratio                             12.23%

Total Risk-Based Capital Ratio <F3>                                17.68%
Required Total Risk-Based Capital Ratio                             8.00%
Excess Total Risk-Based Capital Ratio                               9.68%

Tier I Leverage Ratio <F4>                                          9.61%
Required Tier I Leverage Ratio                                      4.00%
Excess Tier I Leverage Ratio                                        5.61%
_______________________

<F1>
Includes off balance sheet items at credit equivalent values less intangible assets.

<F2>
Tier I Risk Based Capital Ratio is defined as the ratio of Tier I
Capital to Total Adjusted Risk Weighted Assets.

<F3>
Total Risk Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk Weighted Assets.

<F4>
Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.



     The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also, the information under the caption "Capital Strength" appearing on page 23 of this 2004 Annual Report on Form 10K.

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

Interest Rate Risk
__________________

     Federal banking agency regulations specify that the Bank's capital adequacy include an assessment of the Bank's interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization's Interest Rate Risk (IRR) management includes a measurement of Board of Directors and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The First National Bank of Berwick has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, the Corporation does not expect the addition of IRR evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for the Bank.

The Gramm-Leach-Bliley Act of 2000
__________________________________

     On November 12, 2000, President Clinton signed into law the Gramm Leach Bliley Act of 2000, which is also known as the Financial Services Modernization Act. The act repeals some Depression era banking laws and will permit banks, insurance companies and securities firms to engage in each others' businesses after complying with certain conditions and regulations. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, our company has no plans to pursue these additional possibilities.

     Our Corporation does not believe that the Financial Services Modernization Act will have an immediate positive or negative material effect on our operations. However, the act may have the result of increasing the amount of competition that our Corporation faces from larger financial service companies, many of whom have substantially more financial resources than our Corporation, which may now offer banking services in addition to insurance and brokerage services.

The Sarbanes-Oxley Act
______________________

     On July 30, 2002, President Bush signed into law the Sarbanes Oxley Act of 2002. The Act was in response to public concerns regarding corporate accountability in connection with recent high visibility accounting scandals. The stated goals of the Sarbanes Oxley Act are:

 *  to increase corporate responsibility;
 *  to provide for enhanced penalties for
    accounting and auditing improprieties
    at publicly traded companies; and
 * to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The Sarbanes Oxley Act generally applies to all companies, both U.S. and non U.S., that file periodic reports with the SEC under the Securities Exchange Act of 1934. The legislation includes provisions, among other things:

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

The American Jobs Creation Act of 2004
______________________________________

     In 2004, the American Jobs Creation Act was enacted as the first major corporation tax act in years. The act addresses a number of areas of corporate taxation including executive deferred compensation restrictions. The impact of the act on the Corporation is unknown at this time, but management is monitoring its developments.

History and Business - Bank
___________________________

     The Bank's legal headquarters are located at 111 West Front
Street, Berwick, Pennsylvania.

     As of December 31, 2004, the Bank had total assets of $497,615,000, total shareholders' equity of $53,312,000 and total deposits and other liabilities of $444,303,000.

     The Bank engages in a full service commercial banking business, including accepting time and demand deposits, and making secured and unsecured commercial and consumer loans. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law. The Bank has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board. Substantially all of the loans in the Bank's portfolio have been originated by the Bank. Policies adopted by the Board of Directors are the basis by which the Bank conducts its lending activities.

     At December 31, 2004, the Bank had 117 full time employees and 32 part time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

Competition - Bank
__________________

     The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions. The Bank's major competitors in Columbia and Luzerne counties are:

 *  First Columbia Bank & Trust Co. of Bloomsburg
 *  PNC Bank, N.A.
 *  Columbia County Farmers National Bank of Bloomsburg
 *  M & T Bank
 *  FNB Bank, NA
 *  First Federal Bank

     In the county of Montour, credit unions are our major competitors along with M & T Bank, FNB Bank, NA and Sovereign Bank. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Concentration
_____________

     The Corporation and the Bank are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of whom would have a materially adverse effect on the financial condition of the Corporation or the Bank.

Available Information
_____________________

     The Corporation's common stock is registered under Section 12(b) of the Securities Exchange Act of 1934. The Corporation is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the Securities and Exchange Commission. The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC's Public Reference Room at Judiciary Plaza, 450 Fifth Street, N.W.,

Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at
        1-800-SEC-0330. The Corporation is an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's internet site address is www.sec.gov.

     A copy of the Corporation's Annual Report on Form 10K may be obtained without charge from our website at www.firstkeystonecorporation.com or via email at fnb@fnbbwk.com. Information may also be obtained via written request to Investor Relations at First Keystone Corporation, Attention: J. Gerald Bazewicz, 111 West Front Street, Berwick, Pennsylvania 18603.


ITEM 2.  DESCRIPTION OF PROPERTIES

     The Corporation owns no property other than through the Bank.
These are:



                                          Type of       Square
Location                     Ownership    Footage       Use
________                     _________    _______       ___
Columbia County, PA

111 W. Front Street,
Berwick                      Owned        12,500        Administrative
                                                        office, banking and
                                                        trust services.

117-119 W. Front Street,
Berwick                      Owned        .1413         No building,
                                                        Acres     held for expansion.

105 Market Street            Leased       4,000         Computer/
(second floor)               Annual                     accounting
                                          Rental             department.
                                          $36,780


2nd & Market Streets,        Owned        1.45          No buildings,
Berwick                                   Acres         Present use,
                                                        parking.


701 Freas Avenue,
Berwick                      Owned        3,744         Banking services.


Giant Market                 Leased       500           Banking services.
50 Briar Creek Plaza         Annual
                                          Rental
                                          $33,419


2301 Columbia                Owned        7,000         Banking services.
Boulevard, Bloomsburg


Third & Race Streets,        Owned        2,500         Banking services.
Mifflinville






                                          Type of       Square
Location                     Ownership    Footage       Use
________                     _________    _______       ___
Luzerne County, PA

Salem Township               Owned        3,700         Banking services.
400 Fowler Avenue,
Berwick


West Third Street,           Leased       2,300         Banking services.
Nescopeck                    Annual
                                          Rental
                                          $15,600


1540 Sans Souci              Owned        4,000         Banking services.
Highway, Wilkes-Barre


179 South Wyoming            Leased       3,000         Banking services.
Avenue, Kingston             Annual
                                          Rental
                                          $51,000


Montour County, PA

1519 Bloom Road              Owned        6,480         Banking services.
Danville



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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                              PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
          SHAREHOLDER MATTERS AND ISSUER PURCHASES OF
          EQUITY SECURITIES

     The Corporation's Common Stock is traded in the over the counter market on the OTC Bulletin Board under the symbol "FKYS".
The following table sets forth:

     * The quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported to the management of the Corporation and
     * Quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2003.

     The following table reflects the high and low closing sale prices reported for First Keystone Corporation's common stock, and the cash dividends declared on First Keystone Corporation's common stock, for the periods indicated, after giving retroactive effect to a 3 for 2 stock split in the form of a 50% stock dividend paid on May 11, 2004.


                                     MARKET VALUE OF COMMON STOCK

                                                          Per Share
                                   High         Low        Dividend
                                   ____         ___        ________
2004:
First quarter                  $25.50      $24.00       $.17
Second quarter                 $25.50      $24.25       $.18
Third quarter                  $24.50      $22.75       $.18
Fourth quarter                 $23.25      $21.90       $.20


2003:
First quarter                  $20.77      $17.17       $.16
Second quarter                 $21.67      $19.50       $.16
Third quarter                  $22.67      $21.33       $.16
Fourth quarter                 $24.33      $22.50       $.17



     As of December 31, 2004, the Corporation had approximately 628 shareholders of record.

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

 Transfer Agent:

 The First National Bank of Berwick (570) 752-3671
 111 West Front Street
 Berwick, PA 18603

     The following brokerage firms make a market in First Keystone Corporation common stock:

Legg Mason Wood Walker Inc.        (800) 888-6673
Janney Montgomery Scott LLC        (800) 526-6397
Ryan, Beck and Company             (800) 223-6807
Boenning & Scattergood, Inc.       (800) 842-8928
Ferris Baker Watts, Inc.           (800) 638-7411

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

     The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C.
Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice. As of December 31, 2004, there was $3,041,000 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.

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


ITEM 6.   SELECTED FINANCIAL DATA

(Amounts in thousands, except per share)

                              Year Ended December 31,
                          _______________________________
  2003                                2002           2001
  ____                                ____           ____
SELECTED FINANCIAL  DATA:
Total Assets                           $497,615       $481,840       $439,526
Total Investment securities             239,053        231,272        215,755
Net loans                               229,972        225,549        198,343
Total Deposits                          357,956        343,020        330,745
Stockholders' equity                     53,312         51,351         49,096

SELECTED OPERATING DATA:
Interest income                        $ 25,036       $ 25,063       $ 25,862
Interest expense                         10,006         10,200         11,342
                                       ________       ________       ________
Net interest income                    $ 15,030       $ 14,863       $ 14,520
Provision for loan losses                 1,750            500            550
                                       ________       ________       ________
Net interest income after
   provision for loan and
   lease losses                        $ 13,280       $ 14,363       $ 13,970
Other income                              4,596          3,275          2,285
Other expense                             9,426          8,371          7,811
                                       ________       ________       ________
Income before income taxes             $  8,450       $  9,267       $  8,444
Income tax expense                        1,663          1,950          1,857
                                       ________       ________       ________
Net income                             $  6,787       $  7,317       $  6,587
                                       ========       ========       ========

PER COMMON SHARE DATA:
Net income                            $   1.55        $   1.66       $   1.48
Cash dividends                             .73             .65            .57

PERFORMANCE RATIOS:
Return on average assets                  1.37%          1.57%          1.59%
Return on average equity                 12.76%         14.27%         14.93%
Dividend payout ratio                    47.41%         39.41%         38.33%
Average equity to average
   assets ratio                          10.76%         11.00%         10.66%



                                     Year Ended December 31,
                                     ______________________
  2001                                2000
  ____                                ____
SELECTED FINANCIAL  DATA:
Total Assets                           $393,472       $360,342
Total Investment securities             184,107        156,438
Net loans                               195,302        187,969
Total Deposits                          294,681        271,473
Stockholders' equity                     39,696         36,658

SELECTED OPERATING DATA:
Interest income                        $ 26,836       $ 25,650
Interest expense                         14,465         13,995
                                       ________       ________
Net interest income                    $ 12,371       $ 11,655
Provision for loan losses                   610            425
                                       ________       ________
Net interest income after
   provision for loan and
   lease losses                        $ 11,761       $ 11,230
Other income                              2,346          1,875
Other expense                             7,180          6,787
                                       ________       ________
Income before income taxes             $  6,927       $  6,318
Income tax expense                        1,494          1,110
                                       ________       ________
Net income                             $  5,433       $  5,208
                                       ========       ========

PER COMMON SHARE DATA:
Net income                            $   1.22        $   1.43
Cash dividends                             .51             .49

PERFORMANCE RATIOS:
Return on average assets                  1.41%          1.52%
Return on average equity                 13.85%         16.55%
Dividend payout ratio                    42.24%         41.90%
Average equity to average
   assets ratio                          10.16%          9.20%



ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The purpose of Management's Discussion and Analysis of First Keystone Corporation, a bank holding company (the Corporation), and its wholly owned subsidiary, The First National Bank of Berwick (the Bank), is to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data contained herein.

     This annual report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of
1995), which reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions. Although management believes the expectations reflected in such forward looking statements are reasonable, actual results may differ materially.


RESULTS OF OPERATIONS
Year Ended December 31, 2004 Versus Year Ended December 31, 2003

     Net income increased to $6,787,000 for the year ended December 31, 2004, as compared to $7,317,000 for the prior year, a decrease of 7.2%. Earnings per share, both basic and diluted, for 2004 were $1.55 and $1.54, respectively, as compared to $1.66 and $1.65 in 2003. Cash dividends per share increased to $.73 in 2004 from $.65 in 2003, an increase of 12.3%.

     The Corporation's return on average assets was 1.37% in 2004 as compared to 1.57% in 2003. Return on average equity decreased to 12.76% in 2004 from 14.27% in 2003. Even though there was an increase in interest rates in 2004, the continued relatively low interest rate environment resulted in a small overall decrease of interest income to $25,036,000 down 0.1% from 2003. Likewise, there was the accompanying decrease in the cost of funds which resulted in interest expense of $10,006,000 in 2004, a decrease of 1.9% from 2003.

     Net interest income, as indicated below in Table 1, increased by $167,000 or 1.1% to $15,030,000 for the year ended December 31, 2004. The Corporation's net interest income on a fully taxable equivalent basis increased $238,000, or 1.5% to $16,565,000 in 2004 as compared to an increase of $452,000, or 2.8% to $16,327,000 in 2003.

Year Ended December 31, 2003 Versus Year Ended December 31, 2002

     Net income increased to $7,317,000 for the year ended December 31, 2003, as compared to $6,587,000 in 2002. Earnings per share, both basic and diluted, for 2003 were $1.66 and $1.65, respectively, as compared to $1.48 in 2002. The Corporation's return on average assets and return on average equity was 1.57% and 14.27%, respectively in 2003, as compared to 1.59% and 14.93%, respectively in 2002.

     Net interest income increased by $343,000 or 2.4% to $14,863,000 for the year ended 2003. The Corporation's net interest income on a fully taxable equivalent basis increased 2.8% in 2003 or $452,000 to $16,327,000 as indicated in Table 1 as compared to $15,875,000 for the year ended 2002.


Table 1  -  Net Interest Income


(Amounts in thousands)
                                                       2004/2003
                                             ________________________________
                                                  Increase/(Decrease)
                                                    __________________
                                        2004       Amount     %        2003
                                        ____       ______     __      ____
Interest Income                          $25,036     $(27)     (.1)    $25,063
Interest Expense                          10,006     (194)    (1.9)     10,200
                                         _______     _____             _______
Net Interest Income                       15,030      167      1.1      14,863
Tax Equivalent Adjustment                  1,535       71      4.8       1,464
                                         _______     ____              _______
Net Interest Income
   (fully tax equivalent)                $16,565     $238      1.5     $16,627
                                         =======     ====              =======



(Amounts in thousands)                                  2003/2002
                                             ________________________________
                                                  Increase/(Decrease)
                                                   _________________
                                        2003       Amount     %        2002
                                        ____        _____    ___      ____
Interest Income                          $25,063     $ (799)                (3.1)     $25,862
Interest Expense                          10,200     (1,142)               (10.1)      11,342
                                         _______     ______                           _______
Net Interest Income                       14,863        343                  2.4       14,520
Tax Equivalent Adjustment                  1,464        109                  8.0        1,355
                                         _______     ______                           _______
Net Interest Income
   (fully tax equivalent)                $16,327     $  452                  2.8      $15,875
                                         =======     ======                           =======



Table 2   -   Distribution of Assets, Liabilities and Stockholders' Equity

                                                       2004
                                         ___________________________________
  Average                                 Revenue/       Yield/
  Balance                                Expense         Rate
  _______                                _______         ____
Interest Earning Assets:
Loans:
Commercial <F1>                            $ 32,658       $ 2,251       6.89%
Real Estate <F1>                            172,314        10,720       6.22%
Installment Loans, Net <F1><F2>              28,123         1,680       5.97%
Fees on Loans                                     0           (36)         0%
                                           ________       _______       _____
  Total Loans (Including
     Fees) <F3>                            $233,095       $14,615       6.27%
                                           ________       _______       _____

Investment Securities:
Taxable                                    $161,464        $7,378       4.57%
Tax Exempt <F1>                              70,928         4,519       6.37%
                                           ________       _______       _____
  Total Investment Securities              $232,392       $11,897       5.12%
                                           ________       _______       _____
Interest Bearing Deposits
  in Banks                                    4,152            51       1.23%
Federal Funds Sold                              328             8       2.37%
                                           ________       _______       _____
  Total Interest-Earning Assets            $469,967       $26,571       5.65%
                                           ________       _______       _____

Non-Interest Earning Assets:
Cash and Due From Banks                    $  6,561
Allowance for Loan Losses                    (3,744)
Premises and Equipment                        5,453
Foreclosed Assets Held for Sale                   0
Other Assets                                 16,268
                                           ________
  Total Non-Interest Earning
     Assets                                  24,538
                                           ________
  Total Assets                             $494,505
                                           ========

Interest-Bearing Liabilities:
Savings, NOW Accounts, and
  Money Markets                            $142,385        $1,335        .94%
Time Deposits                               186,534         5,573       2.99%
Short-Term Borrowings                         2,736            41       1.50%
Long-Term Borrowings                         64,144         2,932       4.57%
Securities Sold U/A to
  Repurchase                                  7,357           125       1.70%
                                           ________       _______       _____
  Total Interest-Bearing
     Liabilities                           $403,156       $10,006       2.48%
                                           ________       _______       _____

Non-Interest Bearing
  Liabilities:
Demand Deposits                            $ 34,000
Other Liabilities                             4,144
Stockholders' Equity                         53,205
                                           ________
  Total Liabilities/
     Stockholders' Equity                  $494,505
                                           ========

  Net Interest Income Tax
     Equivalent                                           $16,565
                                                          =======

Net Interest Spread                                                     3.17%

Net Interest Margin                                                     3.52%



                                                       2003
                                         ___________________________________
  Average                                 Revenue/       Yield/
  Balance                                Expense         Rate
  _______                                _______         ____
Interest Earning Assets:
Loans:
Commercial <F1>                            $ 30,194       $ 1,839       6.09%
Real Estate <F1>                            158,468        10,575       6.67%
Installment Loans, Net <F1><F2>              24,169         1,964       8.13%
Fees on Loans                                     0            72          0%
                                           ________       _______       _____
  Total Loans (Including
     Fees) <F3>                            $212,831       $14,450       6.79%
                                           ________       _______       _____

Investment Securities:
Taxable                                    $167,551       $ 7,797       4.65%
Tax Exempt <F1>                              61,188         4,249       6.94%
                                           ________       _______       _____
  Total Investment Securities              $228,739       $12,046       5.27%
                                           ________       _______       _____
Interest Bearing Deposits
  in Banks                                    3,105            32       1.03%
Federal Funds Sold                                0             0          0%
                                           ________       _______       _____
  Total Interest-Earning Assets            $444,675       $26,528       5.97%
                                           ________       _______       _____

Non-Interest Earning Assets:
Cash and Due From Banks                    $  6,614
Allowance for Loan Losses                    (3,309)
Premises and Equipment                        3,683
Foreclosed Assets Held for Sale                   0
Other Assets                                 14,751
                                           ________
  Total Non-Interest Earning
     Assets                                  21,739
                                           ________
  Total Assets                             $466,414
                                           ========

Interest-Bearing Liabilities:
Savings, NOW Accounts, and
  Money Markets                            $133,138       $ 1,455       1.09%
Time Deposits                               183,358         6,015       3.28%
Short-Term Borrowings                         4,421            53       1.19%
Long-Term Borrowings                         53,272         2,588       4.86%
Securities Sold U/A to
  Repurchase                                  6,016            90       1.50%
                                           ________       _______       _____
  Total Interest-Bearing
     Liabilities                           $380,205       $10,201       2.68%
                                           ________       _______       _____

Non-Interest Bearing
  Liabilities:
Demand Deposits                            $ 30,103
Other Liabilities                             4,817
Stockholders' Equity                         51,289
                                           ________
  Total Liabilities/
     Stockholders' Equity                  $466,414
                                           ========

  Net Interest Income Tax
     Equivalent                                           $16,327
                                                          =======

Net Interest Spread                                                     3.28%

Net Interest Margin                                                     3.67%



                                                       2002
                                         ___________________________________

  Average                                 Revenue/       Yield/
  Balance                                Expense         Rate
  _______                                _______         ____
Interest Earning Assets:
Loans:
Commercial <F1>                            $ 28,280       $ 1,795       6.35%
Real Estate <F1>                            146,708        10,930       7.45%
Installment Loans, Net <F1><F2>              26,159         2,269       8.68%
Fees on Loans                                     0           118          0%
                                           ________       _______       _____
  Total Loans (Including
     Fees) <F3>                            $201,147       $15,112       7.51%
                                           ________       _______       _____

Investment Securities:
Taxable                                    $141,884       $ 8,213       5.79%
Tax Exempt <F1>                              52,611         3,814       7.25%
                                           ________       _______       _____
  Total Investment Securities              $194,495       $12,027       6.18%
                                           ________       _______       _____
Interest Bearing Deposits
  in Banks                                    5,194            78       1.51%
Federal Funds Sold                                0             0          0%
                                           ________       _______       _____
  Total Interest-Earning Assets            $400,836       $27,217       6.79%
                                           ________       _______       _____

Non-Interest Earning Assets:
Cash and Due From Banks                    $  6,620
Allowance for Loan Losses                    (3,061)
Premises and Equipment                        3,365
Foreclosed Assets Held for Sale                  26
Other Assets                                  6,260
                                           ________
  Total Non-Interest Earning
     Assets                                  13,210
                                           ________
  Total Assets                             $414,046
                                           ========

Interest-Bearing Liabilities:
Savings, NOW Accounts, and
  Money Markets                            $123,269       $ 1,845       1.50%
Time Deposits                               161,262         6,272       3.89%
Short-Term Borrowings                         1,379            25       1.82%
Long-Term Borrowings                         46,930         3,078       6.56%
Securities Sold U/A to
  Repurchase                                  6,357           122       1.91%
                                           ________       _______       _____
  Total Interest-Bearing
     Liabilities                           $339,197       $11,342       3.34%
                                           ________       _______       _____

Non-Interest Bearing Liabilities:
Demand Deposits                            $ 27,401
Other Liabilities                             3,318
Stockholders' Equity                         44,130
                                           ________
  Total Liabilities/
     Stockholders' Equity                  $414,046
                                           ========

  Net Interest Income Tax
     Equivalent                                           $15,875
                                                          =======

Net Interest Spread                                                     3.45%

Net Interest Margin                                                     3.96%
______________________

<F1>
Tax-exempt income has been adjusted to a tax equivalent basis using an incremental rate of 34%, and statutory interest expense disallowance.

<F2>
Installment loans are stated net of unearned interest.

<F3>
Average loan balances include non-accrual loans. Interest income on non accrual loans is not included.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, including deposits and other borrowings. The amount of interest income is dependent upon both the volume of earning assets and the level of interest rates. In addition, the volume of non performing loans affects interest income. The amount of interest expense varies with the amount of funds needed to support earning assets, interest rates paid on deposits and borrowed funds, and finally, the level of interest free deposits.

     Table 2 on the preceding pages provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year end 2004, 2003, and 2002.

     The yield on earning assets was 5.65% in 2004, 5.97% in 2003, and 6.79% in 2002. The rate paid on interest bearing liabilities was 2.48% in 2004, 2.68% in 2003, and 3.34% in 2002. This resulted in a decrease in our net interest spread to 3.17% in 2004, as compared to 3.28% in 2003, and 3.45% in 2002. As Table 2 illustrates, our net interest margin also declined in 2004.

     The net interest margin, which is interest income less interest expenses divided by average earnings assets, was 3.52% in 2004 as compared to 3.67% in 2003 and 3.96% in 2002. The net interest margins are presented on a tax equivalent basis. The decrease in net interest margin in both 2004 and 2003 was due primarily to the interest rate on earning assets decreasing more than the interest rate on liabilities.

     In an effort to maintain or try to increase our net interest margin, we look to higher earning asset yields in 2005. However, it is apparent that margin expansion will be limited by the flattening of the yield curve.

     Table 3 sets forth changes in interest income and interest expense for the periods indicated for each category of interest earning assets and interest bearing liabilities. Information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by prior rate); (ii) changes in rate (changes in average rate multiplied by prior average volume); and,
(iii) changes in rate and volume (changes in average volume multiplied by change in average rate).



Table 3  -  Changes in Income and Expense, 2004 and 2003


(Amounts in thousands)                          2004 COMPARED TO 2003
                                           ______________________________
                                        VOLUME          RATE           NET
                                         _____          ____           ___
Interest Income:
Loans, Net                                $1,376        $(1,211)        $ 165
Taxable Investment Securities               (283)          (136)         (419)
Tax-Exempt Investment
   Securities                                676           (405)          271
Other Short-Term Investments                  14             13            27
                                          ______        _______         _____
   TOTAL INTEREST INCOME                  $1,783        $(1,739)        $  44
                                          ______        _______         _____
Interest Expense:
Savings, Now, and Money Markets           $  101        $  (220)        $(119)
Time Deposits                                104           (546)         (442)
Short-Term Borrowings                        (20)             8           (12)
Long-Term Borrowings                         528           (184)          344
Securities Sold U/A to
   Repurchase                                 20             15            35
                                          ______        _______         _____
   TOTAL INTEREST EXPENSE                 $  733        $  (927)        $(194)
                                          ______        _______         _____
   NET INTEREST INCOME                    $1,050        $  (812)        $ 238
                                          ======        =======         =====



(Amounts in thousands)                          2003 COMPARED TO 2002
                                           ______________________________
                                        VOLUME          RATE           NET
                                         _____          ____           ___
Interest Income:
Loans, Net                                $  878        $(1,539)      $  (661)
Taxable Investment Securities              1,486         (1,901)         (415)
Tax-Exempt Investment
   Securities                                622           (188)          434
Other Short-Term Investments                 (32)           (15)          (47)
                                          ______        _______       _______
   TOTAL INTEREST INCOME                  $2,954        $(3,643)      $  (689)
                                          ______        _______       _______
Interest Expense:
Savings, Now, and Money Markets           $  148        $  (538)      $  (390)
Time Deposits                                859         (1,116)         (257)
Short-Term Borrowings                         55            (28)           27
Long-Term Borrowings                         416           (906)         (490)
Securities Sold U/A to
   Repurchase                                 (6)           (25)          (31)
                                          ______        _______       _______
   TOTAL INTEREST EXPENSE                 $1,472        $(2,613)      $(1,141)
                                          ______        _______       _______
   NET INTEREST INCOME                    $1,482        $(1,030)      $   452
                                          ======        =======       =======
__________________

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Balance on non-accrual loans are included for computational purposes.
Interest income on non-accrual loans is not included.

Interest income exempt from federal tax was $3,260,000 in 2004, $3,091,000 in 2003, and $2,928,000 in 2002. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.


     In 2004, the increase in net interest income of $238,000 resulted from a change in volume of $1,050,000 and a decrease of $812,000 due to changes in rate. In 2003, there was an increase in net interest income of $452,000 resulted from a change in volume of $1,482,000 and a decrease of $1,030,000 due to changes in rate.

PROVISION FOR LOAN LOSSES

     For the year ended December 31, 2004, the provision for loan losses was $1,750,000 as compared to $500,000 as of December 31, 2003. The Corporation's provision for loan losses for the year ended December 31, 2002, was $550,000. The provision in 2004, increased primarily because of the additional net charge offs and an increase in non accrual loans. Net charge offs by the Corporation for the fiscal year end December 31, 2004, 2003, and 2002, were $1,446,000, $150,000, and $298,000, respectively.

     The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.64% as of December 31, 2004, 1.54% as of December 31, 2003, and 1.58% as of December 31, 2002.

     On a quarterly basis, the Corporation's Board of Directors and management performs a detailed analysis of the adequacy of the allowance for loan losses. This analysis includes an evaluation of credit risk concentration, delinquency trends, past loss experience, current economic conditions, composition of the loan portfolio, classified loans and other relevant factors.

     The Corporation will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as conditions warrant. Although the Corporation believes that the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio, there can be no assurance that future losses will not exceed the estimated amounts or that additional provisions will not be required in the future.

     The Bank is subject to periodic regulatory examination by the Office of the Comptroller of the Currency (OCC). As part of the examination, the OCC will assess the adequacy of the bank's allowance for loan losses and may include factors not considered by the Bank. In the event that an OCC examination results in a conclusion that the Bank's allowance for loan losses is not adequate, the Bank may be required to increase its provision for loan losses.

NON-INTEREST INCOME

     Non interest income is derived primarily from trust department revenue, service charges and fees, income on bank owned life insurance, other miscellaneous revenue and the gain on the sale of mortgage loans. In addition, investment securities gains or losses also impact total non interest income.

     For the year ended December 31, 2004, non interest income increased $1,321,000, or 40.3% as compared to an increase of $990,000, or 43.3% for the year ended December 31, 2003. Table 4 provides the major categories of non interest income and each respective change comparing the past three years.

     Excluding investment securities gains, non interest income in 2004 increased $540,000, or 18.1%. This compares to an increase of $720,000, or 31.9% in 2003 before investment securities gains. Income from the trust department, which consists of fees generated from individual and corporate accounts, increased in 2004 by $39,000 after decreasing by $24,000 in 2003. Decreased income from the trust department in 2003 was due primarily to the decline in market value of accounts.

     Service charges and fees, consisting primarily of service charges on deposit accounts, was the largest source of non interest income in 2004 and 2003. Service charges and fees increased by $525,000, or 30.5% in 2004 compared to an increase of $351,000, or 25.6% in 2003. The increases in 2004 and 2003 resulted primarily from increasing revenue from NSF charges generated from a courtesy overdraft program.

     Income on Bank Owned Life Insurance (BOLI) decreased $39,000 to $446,000 in 2004 as compared to an increase of $383,000 to $485,000 in 2003. In October 2002 the Bank purchased $10 million of Bank Owned Life Insurance. The income from BOLI represents the increase in the cash surrender value of BOLI and is intended to partially cover the costs of the Bank's employee benefit plan, including group life, disability, and health insurance.

     The gain on sale of mortgages provided $221,000 in 2004 as compared to $234,000 in 2003. The slight decrease in gains on sale of mortgages was largely a function of the decreased volume of mortgages sold in the secondary market during the past year. Since the Corporation continues to service the mortgages which are sold, this provides a source for additional non interest income on an ongoing basis.

     Other income amounted to $75,000 for 2004, an increase of $28,000 or 59.6% over the $47,000 reported in 2003.



Table 4  -  Non-Interest Income


(Amounts in thousands)                                2004/2003
                                           _______________________________
                                                 Increase/(Decrease)
                                                 __________________
                                       2004        Amount     %       2003
                                       ____       _____       __      ____
Trust Department                         $  525     $   39      8.0     $  486
Service Charges and Fees                  2,249        525     30.5      1,724
Income on Bank Owned Life
   Insurance                                446        (39)    (8.0)       485
Gain on Sale of Mortgages                   221        (13)    (5.6)       234
Other                                        75         28     59.6         47
                                         ______     ______              ______
   Subtotal                              $3,516     $  540     18.1     $2,976
Investment Securities Gains               1,080        781    261.2        299
                                         ______     ______              ______
   Total                                 $4,596     $1,321     40.3     $3,275
                                         ======     ======              ======



(Amounts in thousands)                                2003/2002
                                           ______________________________
                                                 Increase/(Decrease)
                                                 __________________
                                       2003        Amount     %       2002
                                       ____       _____       __      ____
Trust Department                         $  486      $(24)     (4.7)    $  510
Service Charges and Fees                  1,724       351      25.6      1,373
Income on Bank Owned Life
  Insurance                                 485       383     375.5        102
Gain on Sale of Mortgages                   234         6       2.6        228
Other                                        47         4       9.3         43
                                         ______      ____               ______
  Subtotal                               $2,976      $720      31.9     $2,256
Investment Securities Gains                 299       270     931.0         29
                                         ______      ____               ______
  Total                                  $3,275      $990      43.3     $2,285
                                         ======      ====               ======



NON-INTEREST EXPENSE

     Non interest expense consists of salaries and benefits, occupancy, furniture and equipment, and other miscellaneous expenses. Table 5 provides the yearly non interest expense by category, along with the amount, dollar changes, and percentage of change.

     Total non interest expense increased by $1,055,000, or 12.6% in 2004 compared to an increase of $560,000, or 7.2% in 2003. Expenses associated with employees (salaries and employee benefits) continue to be the largest non interest expenditure. Salaries and employee benefits amounted to 51.8% of total non interest expense in 2004 and 53.1% in 2003. Salaries and employee benefits increased $436,000, or 9.8% in 2004 and $224,000, or 5.3% in 2003. The
increases in both years were due to an increase in the profit sharing contribution, plus normal salary adjustments and increased benefit costs. The number of full time equivalent employees was 130 as of December 31, 2004, and 129 as of December 31, 2003.

     Net occupancy expense increased $89,000, or 15.7% in 2004 as compared to an increase of $81,000, or 16.7% in 2003. Furniture and equipment expense increased $139,000, or 21.6% in 2004 compared to an increase of $27,000, or 4.4% in 2003. The increase in occupancy and furniture and equipment expense in 2004 relates primarily to increased expenses at our new Danville Office and our new Scott Township Office. Other operating expenses increased $391,000, or 14.4% in 2004 as compared to an increase of $228,000, or 9.2% in 2003. Increases in professional fees, postage, supplies, insurance, marketing, advertising, and state shares tax account for much of the increase in other operating expenses in both 2004 and 2003.

     The overall level of non-interest expense remains low, relative to our peers. In fact, our total non interest expense was less than 2% of average assets in both 2004 and 2003. Non interest expense as a percentage of average assets under 2% places us among the leaders in our peer financial institution categories in controlling non interest expense.


Table 5  -  Non-Interest Expense


(Amounts in thousands)                                 2004/2003
                                           _______________________________
                                                 Increase/(Decrease)
                                                   __________________
                                        2004       Amount     %        2003
                                        ____        _____    ___       ____
Salaries and Employee Benefits            $4,882     $  436      9.8    $4,446
Occupancy, Net                               656         89     15.7       567
Furniture and Equipment                      782        139     21.6       643
Other and State Shares Tax                 3,106        391     14.4     2,715
                                          ______       ____             ______
   Total                                  $9,426     $1,055     12.6    $8,371
                                          ======     ======             ======



(Amounts in thousands)                                 2003/2002
                                             ______________________________
                                                 Increase/(Decrease)
                                                  _________________
                                        2003       Amount     %        2002
                                        ____        _____    ___       ____
Salaries and Employee Benefits            $4,446     $224       5.3     $4,222
Occupancy, Net                               567       81      16.7        486
Furniture and Equipment                      643       27       4.4        616
Other and State Shares Tax                 2,715      228       9.2      2,487
                                          ______     ____               ______
  Total                                   $8,371     $560       7.2     $7,811
                                          ======     ====               ======



INCOME TAX EXPENSE

     Income tax expense for the year ended December 31, 2004, was $1,663,000 as compared to $1,950,000 and $1,857,000 for the years ended December 31, 2003, and December 31, 2002, respectively. In 2004, our income tax expense decreased because income before taxes decreased $817,000 to $8,450,000 from $9,267,000 in 2003. In 2003, our income before taxes increased $823,000 as compared to 2002. The corporation looks to maximize its tax exempt interest derived from both tax free loans and tax free municipal investments without triggering alternative minimum tax. The effective income tax rate was 19.7% in 2004, 21.0% in 2003, and 22.0% in 2002. The limited availability of tax free municipal investments at attractive interest rates may result in a higher effective tax rate in future years.


FINANCIAL CONDITION

GENERAL

     Total assets increased to $497,615,000, at year end 2004, an increase of 3.3% over year end 2003. As of December 31, 2004, total deposits amounted to $357,956,000, an increase of 4.4% over 2003. Assets as of December 31, 2003, were $481,840,000, an increase of 9.6% over 2002, while total deposits as of year end 2003 amounted to $343,020,000, an increase of 3.7% from 2002.

     In 2004, the increase in assets primarily reflects the deployment of deposits into loans and investment securities. The Corporation continues to maintain and manage its asset growth. Our strong equity capital position provides us an opportunity to further leverage our asset growth. Borrowings increased in 2004 by $7,733,000 after increasing in 2003 by $19,872,000. Increased borrowings in 2004 were used primarily to fund investment securities purchases, while increased borrowings in 2003 funded principally loan growth. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals continues to be our most significant source of funds. In 2004 and 2003, several successful sales campaigns attracted new customers and generated growth in retail certificates of deposit (time deposits of individuals) as well as savings and money market accounts.

EARNING ASSETS

     Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 95.0% for 2004, compared to 95.3% for 2003, and 96.8% for 2002.
This indicates that the management of earning assets is a priority and non earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

LOANS

     Total loans, net of unearned income, increased to $233,800,000 as of December 31, 2004, as compared to a balance of $229,073,000 as of December 31, 2003. Table 6 provides data relating to the composition of the Corporation's loan portfolio on the dates indicated. Total loans, net of unearned income increased $4,727,000, or 2.1% in 2004 compared to an increase of $27,556,000, or 13.7% in 2003. In 2004, loan growth was limited as our outstanding balances on residential mortgage and consumer loans declined. This contrasts the low interest rate environment prevalent during 2003 which resulted in a substantial increase in residential mortgage loans, commercial loans secured by real estate and other commercial loans.

     The loan portfolio is well diversified and increases in the portfolio in 2004 were only in commercial loans secured by real estate. In 2003, the increase in loans was diversified primarily in commercial real estate, commercial loans, and residential mortgage loans. Outstanding balances on tax exempt loans and consumer loans declined in both 2004 and 2003. The Corporation continues to originate and sell certain long term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market.

     The Corporation continues to internally underwrites each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.


Table 6  -  Loans Outstanding, Net of Unearned Income


(Amounts in thousands)                                  December 31,
                                                   ________________________
                                                2004      2003        2002
                                                ____      ____        ____
Commercial, financial and
   agricultural:
   Commercial secured by
      real estate                              $ 86,734    $ 73,433    $ 65,352
   Commercial - other                            33,470      33,890      23,639
Tax exempt                                        3,629       3,930       4,393
Real estate (primarily
   residential mortgage loans)                   92,408      96,422      85,145
Consumer loans                                   20,824      25,626      28,640
                                               ________    ________    ________
Total Gross Loans                              $237,065    $233,301    $207,169
   Less: Unearned income and
      unamortized loan fees
      net of costs                                3,265       4,228       5,652
                                               ________    ________    ________
Total Loans, net of unearned
   income                                      $233,800    $229,073    $201,517
                                               ========    ========    ========



(Amounts in thousands)                                  December 31,
                                                   ________________________
                                                2001      2000
                                                ____      ____
Commercial, financial and
   agricultural:
   Commercial secured by
      real estate                              $ 61,135    $ 53,608
   Commercial - other                            24,062      22,674
Tax exempt                                        7,958       3,798
Real estate (primarily
    residential mortgage loans)                  79,483      84,330
Consumer loans                                   32,075      32,845
                                               ________    ________
Total Gross Loans                              $204,713    $197,255
   Less: Unearned income and
      unamortized loan fees
      net of costs                                6,489       6,583
                                               ________    ________
Total Loans, net of unearned
   income                                      $198,224    $190,672
                                               ========    ========



INVESTMENT SECURITIES

     The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

     The investment portfolio has been allocated between securities available for sale and securities held to maturity. No investment securities were established in a trading account. Available for sale securities increased to $235,692,000 in 2004, a 4.3% increase over 2003. At December 31, 2004, the net unrealized gain, net of the tax effect, on these securities was $3,767,000 and is included in stockholders' equity as accumulated other comprehensive gain. At December 31, 2003, accumulated other comprehensive income, net of tax effect, amounted to $5,489,000. In 2004, held to maturity securities declined $1,868,000, or a 35.7% decrease from 2003 after declining $703,000, or a 11.9% decrease in 2003. Table 7 provides data on the carrying value of our investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available for sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate an investment security.

     The investment portfolio includes U.S. Government Corporations and Agencies, corporate obligations, mortgage backed securities, state and municipal securities, and other debt securities. In addition, the investment portfolio includes restricted equity securities consisting primarily of common stock investments in the Federal Reserve Bank and the Federal Home Loan Bank. Marketable equity securities consists of common stock investments in other commercial banks and bank holding companies.

     Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on our statements of income. The investment portfolio does not contain any structured notes, step up bonds, or any off balance sheet derivatives.

     During 2004, interest bearing deposits in other banks increased to $36,000 from $28,000 in 2003. Balances in interest bearing deposits in other banks were kept relatively low as funds were invested in marketable securities to maximize income while still addressing liquidity needs.


Table 7  -  Carrying Value of Investment Securities

(Amounts in thousands)                              December 31,
                                              _______________________
                                                        2004
                                              _______________________

                                            Available           Held to
                                              for Sale          Maturity
                                            _________            ________
U. S. Government Corporations
   and Agencies                                $111,636            $  638
State and Municipal                              86,593             2,723
Corporate                                        29,302                 0
Marketable Equity Securities                      2,695                 0
Restricted Equity Securities                      5,466                 0
                                               ________            ______
Total Investment Securities                    $235,692            $3,361
                                               ========            ======



(Amounts in thousands)                              December 31,
                                              _______________________
                                                        2003
                                              _______________________
                                            Available           Held to
                                              for Sale          Maturity
                                            _________            ________
U. S. Government Corporations
   and Agencies                                $100,486            $3,153
State and Municipal                              78,711             2,076
Corporate                                        36,025                 0
Marketable Equity Securities                      5,654                 0
Restricted Equity Securities                      5,167                 0
                                               ________            ______
Total Investment Securities                    $226,043            $5,229
                                               ========            ======



(Amounts in thousands)                              December 31,
                                                ______________________
                                                        2002
                                              _______________________
                                            Available           Held to
                                              for Sale          Maturity
                                            _________            ________
U. S. Government Corporations
   and Agencies                                $ 77,806            $4,272
State and Municipal                              84,809             1,660
Corporate                                        38,446                 0
Marketable Equity Securities                      5,310                 0
Restricted Equity Securities                      3,452                 0
                                               ________            ______
Total Investment Securities                    $209,823            $5,932
                                               ========            ======



ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2004, the allowance for loan losses was $3,828,000 as compared to $3,524,000 and $3,174,000 as of December 31, 2003 and 2002,
respectively. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

     Management performs a quarterly analysis to determine the adequacy of the allowance for loan losses. The methodology in determining adequacy incorporates specific and general allocations together with a risk/loss analysis on various segments of the portfolio according to an internal loan review process. This assessment results in an allocated allowance. Management maintains its loan review and loan classification standards consistent with those of its regulatory supervisory authority.

     Management feels based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. Table 8 contains an analysis of our Allowance for Loan Losses indicating charge offs and recoveries by the year and annual additional provisions charged to operations. In 2004, net charge offs as a percentage of average loans were .62% compared to .07% in 2003 and .15% in 2002. Net charge offs amounted to $1,446,000 in 2004 as compared to $150,000 and $298,000 in 2003 and 2002, respectively. The increased net charge offs in 2004 resulted primarily from part of one large commercial loan relationship, which was deemed impaired and placed on non accrual, being charged off. The balance of the relationship is on non accrual and included in Table 10 - Non Performing Assets.


Table 8  -  Analysis of Allowance for Loan Losses


(Amounts in thousands)                                                            Years Ended December 31,
                                                    _______________________
                                                  2004       2003       2002
                                                  ____       ____      _____
Balance at beginning of period                     $3,524      $3,174    $2,922
  Charge-offs:
     Commercial, financial, and
        agricultural                                1,209          43        66
     Real estate - mortgage                           132          22       140
     Installment loans to individuals                 143         133       196
                                                   ______      ______    ______
                                                    1,484         198       402
  Recoveries:
     Commercial, financial, and
        agricultural                                    0           1         0
     Real estate - mortgage                            18           1        77
     Installment loans to individuals                  20          46        27
                                                   ______      ______    ______
                                                       38          48       104

Net charge-offs                                     1,446         150       298
Additions charged to operations                     1,750         500       550
                                                   ______      ______    ______
Balance at end of period                           $3,828      $3,524    $3,174
                                                   ======      ======    ======

Ratio of net charge-offs during the
  period to average loans
  outstanding during the period                      .62%        .07%      .15%
Allowance for loan losses to
  average loans outstanding during
  the period                                        1.64%       1.66%     1.58%



(Amounts in thousands)                            Years Ended December 31,
                                                  _______________________
                                                  2001       2000
                                                  ____       ____
Balance at beginning of period                     $2,702      $2,600
  Charge-offs:
     Commercial, financial, and
        agricultural                                  109          79
     Real estate - mortgage                           111          44
     Installment loans to individuals                 238         226
                                                   ______      ______
                                                      458         349
  Recoveries:
     Commercial, financial, and
        agricultural                                   21           0
     Real estate - mortgage                             3          10
     Installment loans to individuals                  44          16
                                                   ______      ______
                                                       68          26

Net charge-offs                                       390         323
Additions charged to operations                       610         425
                                                   ______      ______
Balance at end of period                           $2,922      $2,702

Ratio of net charge-offs during the
  period to average loans
  outstanding during the period                      .20%        .17%
Allowance for loan losses to
  average loans outstanding during
  the period                                        1.50%       1.44%



     It is the policy of management and the Corporation's Board of Directors to provide for losses on both identified and unidentified losses inherent in its loan portfolio. A provision for loan losses is charged to operations based upon an evaluation of the potential losses in the loan portfolio. This evaluation takes into account such factors as portfolio concentrations, delinquency, trends, trends of non accrual and classified loans, economic conditions, and other relevant factors.

     The loan review process which is conducted quarterly, is an integral part of our evaluation of the loan portfolio. A detailed quarterly analysis to determine the adequacy of the Corporation's allowance for loan losses is reviewed by our Board of Directors.

     With our manageable level of net charge offs and the additions to the reserve from our provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.64% to 2004, 1.66% in 2003, and 1.58% in 2002.

     Table 9 sets forth the allocation of the Bank's allowance for loan losses by loan category and the percentage of loans in each category to total loans receivable at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses that may occur within the loan category, since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.


Table 9  -  Allocation of Allowance for Loan Losses


(Amounts in thousands)                                   December 31,
                                                       _________________
                                                     2004           % <F1>
                                                     ____          _____
Commercial, financial, and agricultural                $  858         14.3
Real estate - mortgage                                  2,594         77.1
Consumer and other loans                                  308          8.6
Unallocated                                                68          N/A
                                                       ______         ____
                                                       $3,828        100.0
                                                       ======        =====



(Amounts in thousands)                                   December 31,
                                                       _________________
                                                     2003           % <F1>
                                                     ____          _____
Commercial, financial, and agricultural                $  775         15.4
Real estate - mortgage                                  2,106         72.6
Consumer and other loans                                  378         12.0
Unallocated                                               265          N/A
                                                       ______        _____
                                                       $3,524        100.0
                                                       ======        =====



(Amounts in thousands)                                   December 31,
                                                       _________________
                                                     2002           % <F1>
                                                     ____          _____
Commercial, financial, and agricultural                $  488         12.4
Real estate - mortgage                                  1,812         75.0
Consumer and other loans                                  357         12.6
Unallocated                                               517          N/A
                                                       ______        _____
                                                       $3,174        100.0
                                                       ======        =====



(Amounts in thousands)                                   December 31,
                                                       _________________
                                                     2001           % <F1>
                                                     ____          _____
Commercial, financial, and agricultural                $  605         14.9
Real estate - mortgage                                  1,826         71.2
Consumer and other loans                                  458         13.9
Unallocated                                                33          N/A
                                                       ______        _____
                                                       $2,922        100.0
                                                       ======        =====



(Amounts in thousands)                                   December 31,
                                                       _________________
                                                     2000           % <F1>
                                                     ____          _____
Commercial, financial, and agricultural                $  316         10.7
Real estate - mortgage                                  1,606         71.1
Consumer and other loans                                  557         18.2
Unallocated                                               223          N/A
                                                       ______        _____
                                                       $2,702        100.0
                                                       ======        =====

______________________

<F1>
Percentage of loans in each category to total loans.


NON-PERFORMING ASSETS

     From the continuing economic slowdown in 2003, the Corporation experienced an increase in delinquencies and non performing loans in 2004. Table 10 details the Corporation's non performing assets at the dates indicated.

     Non accrual loans are generally delinquent on which principal or interest is past due approximately 90 days or more, depending upon the type of credit and the collateral. When a loan is placed on non accrual status, any unpaid interest is charged against income. Restructured loans are loans where the borrower has been granted a concession in the interest rate or payment amount because of financial problems. Foreclosed assets held for sale represents property acquired through foreclosure, or considered to be an in substance foreclosure.

     The total of non performing assets increased to $3,480,000 as of December 31, 2004, as compared to $768,000 as of December 31, 2003. Non accrual and restructured loans increased to $3,405,000 in 2004 from $735,000 in 2003. Foreclosed assets increased slightly to $6,000 in 2004 from zero in 2003. Loans past due 90 days or more and still accruing also increased to $69,000 in 2004 from $33,000 in 2003. Our allowance for loan losses to total non performing assets declined to 110.1% in 2004 as compared to 458.9% in 2003. With the decline in asset quality, the corporation has retained an independent outside loan review consultant to closely monitor overall loan quality.

     Improving loan quality is a priority, and we actively work with borrowers to resolve credit problems. Excluding the assets disclosed in Table 10, management is not aware of any information about borrowers' possible credit problems, which cause serious doubt as to their ability to comply with present loan repayment terms.

     Should the economic climate no longer continue to be stable or begin to deteriorate, borrowers may experience difficulty, and the level of non performing loans and assets, charge offs and delinquencies could rise and possibly require additional increases in our allowance for loan losses.

     In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan and lease losses. They may require additions to allowances based upon their judgements about information available to them at the time of examination.

     Interest income received on non performing loans in 2004 and 2003 was $113,000 and $38,000, respectively. Interest income, which would have been recorded on these loans under the original terms in 2004 and 2003 was $253,000 and $61,000, respectively. At December 31, 2004, the Corporation had no outstanding commitments to advance additional funds with respect to these non performing loans.

     A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2004, 2003 and 2002, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.



Table 10  -  Non-Performing Assets


(Amounts in thousands)                                 December 31,
                                                     _______________
                                             2004       2003      2002
                                             ____       ____      ____
Non-accrual and restructured loans               $3,405      $735       $458
Foreclosed assets                                     6         0          0
Loans past-due 90 days or more and
   still accruing                                    69        33          0
                                                 ______      ____       ____
   Total non-performing assets                   $3,480      $768       $458
                                                 ======      ====       ====

Non-performing assets to period-end
   loans and foreclosed assets                    1.49%      .34%       .23%
Total non-performing assets to
   total assets                                    .70%      .16%       .10%
Total allowance for loan losses to
   total non-performing assets                   110.0%    458.9%     693.7%


(Amounts in thousands)                                 December 31,
                                                     _______________
                                             2001       2000
                                             ____       ____
Non-accrual and restructured loans               $1,102      $719
Foreclosed assets                                    75        13
Loans past-due 90 days or more and
   still accruing                                   217        10
                                                  _____      ____
   Total non-performing assets                   $1,394      $742
                                                 ======      ====

Non-performing assets to period-end
   loans and foreclosed assets                     .70%      .39%
Total non-performing assets to
   total assets                                    .35%      .21%
Total allowance for loan losses to
   total non-performing assets                   209.6%    364.2%


     There is a concentration of real estate mortgage loans in the loan portfolio. Real estate mortgages comprise 76.6% of the loan portfolio as of December 31, 2004, up from 74.1% in 2003. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the real estate loan portfolio has a mix of both fixed rate and adjustable rate mortgages. The real estate loans are concentrated primarily in our marketing area and are subject to risks associated with the local economy.

DEPOSITS AND OTHER BORROWED FUNDS

     Consumer and commercial retail deposits are attracted primarily by First Keystone's subsidiary bank's ten full service office locations. The Bank offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Bank regularly reviews competing financial institutions interest rates along with prevailing market rates, especially when establishing interest rates on certificates of deposit.

     Deposits increased by $14,936,000, or a 4.4% increase when comparing December 31, 2004, to December 31, 2003. This increase compares to a deposit increase of 3.7% in 2003 and an increase of 12.2% in 2002.

     During 2004, the Corporation experienced a deposit increase in both non interest bearing and interest bearing deposits. Non interest bearing deposits amounted to $35,803,000 as of December 31, 2004, an increase of $5,751,000 over 2003. Interest bearing deposits amounted to $322,153,000 as of December 31, 2004, an increase of $9,185,000, or 2.9% over 2003.

     During 2004, the Corporation increased its reliance on borrowings. Short term borrowings amounted to $15,512,000 as of year end 2004, an increase of $3,768,000 from 2003. Long term borrowings increased $3,965,000 in 2004 to $66,910,000 as of December 31, 2004. Total borrowings were $82,422,000 as of December 31, 2004, compared to $74,689,000 on December 31, 2003. Short term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, and short term borrowings from the Federal Home Loan Bank (FHLB).

     Long term borrowings are typically FHLB term borrowings with a maturity of one year or more. Some of the additional term borrowings were made to take advantage of special rates offered by the FHLB. In connection with FHLB borrowings and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains on investment securities available for sale, net of taxes, increased shareholders' equity or capital in 2004 and 2003, referred to as accumulated other comprehensive income. The total net increase in capital was $1,961,000 in 2004 after an increase of $2,255,000 in 2003. The accumulated other comprehensive income amounted to $3,767,000 in 2004 and $5,489,000 in 2003. One factor which decreased total equity capital in 2004 and 2003 relates to stock repurchase. The Corporation had 148,264 shares of common stock as of December 31, 2004, and 152,600 shares in 2003, at a cost of $4,508,000 and $4,655,000, respectively as treasury stock.

     Return on equity (ROE) is computed by dividing net income by average stockholders' equity. This ratio was 12.76% for 2004, 14.27% for 2003, and 14.93% for 2002. Refer to Performance Ratios on Page 13 - Selected Financial Data for a more expanded listing of the ROE.

     Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 11 reflects risk based capital ratios and the leverage ratio for our Corporation and Bank. The Corporation's leverage ratio was 9.61% at December 31, 2004, and 9.83% at December 31, 2003.

     The Corporation has consistently maintained regulatory capital ratios at or above the "well capitalized" standards. For additional information on capital ratios, see Page 6 - Corporations Capital Ratios or Table 11 - Capital Ratios. The risk based capital ratios increased somewhat in 2004 from 2003 for both the Corporation and the Bank, remaining very strong. The risk based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk based capital ratio is credit risk exposure associated with off balance sheet contracts and commitments.


Table 11  -  Capital Ratios


                                                         December 31, 2004
                                                         _________________
                                                      Corporation      Bank
                                                        __________    ____
Risk-Based Capital:
   Tier I risk-based capital ratio                   16.23%       14.55%
   Total risk-based capital ratio
      (Tier 1 and Tier 2)                            17.68%       15.80%
Leverage Ratio:
   Tier I capital to average assets                  9.61%        8.62%



                                                         December 31, 2003
                                                         _________________
                                                      Corporation      Bank
                                                        __________    ____
Risk-Based Capital:
   Tier I risk-based capital ratio                   14.82%       13.19%
   Total risk-based capital ratio
      (Tier 1 and Tier 2)                            16.11%       14.34%
Leverage Ratio:
   Tier I capital to average assets                  9.83%        8.74%



LIQUIDITY MANAGEMENT

     Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

     Liquidity is needed to provide the funding requirements of depositors withdrawals, loan growth, and other operational needs. Asset liquidity is provided by investment securities maturing in one year or less, other short term investments, federal funds sold, and cash and due from banks. At year end 2004, cash and due from banks and interest bearing deposits in other banks totaled $6,186,000 as compared to $5,941,000 at year end 2003.
Additionally, maturing loans and repayment of loans are another source of asset liquidity.

     Liability liquidity is accomplished by maintaining a core deposit base, acquired by attracting new deposits and retaining maturing deposits. Also, short term borrowings provide funds to meet liquidity.

     Management feels its current liquidity position is satisfactory given the fact that the Corporation has a very stable core deposit base which has increased annually. Secondly, our loan payments and principal paydowns on our mortgage backed securities provide a steady source of funds. Also, short term investments and maturing investments represent additional sources of liquidity.

     Finally, the Corporation's subsidiary bank does have access to funds on a short term basis from the Federal Reserve Bank discount window. Also, Fed funds can be purchased by means of a borrowing line at the Atlantic Central Bankers Bank. The Corporation has indirect access to the capital markets through its membership in the Federal Home Loan Bank. Advances on borrowings, both short term and long term, are available to help address any liquidity needs.


FORWARD LOOKING STATEMENTS

     The sections that follow, Market Risk and Asset/Liability Management contain certain forward looking statements. These forward looking statements involve significant risks and uncertainties, including changes in economic and financial market conditions. Although First Keystone Corporation believes that the expectations reflected in such forward looking statements are reasonable, actual results may differ materially.

MARKET RISK

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. First Keystone Corporation's market risk is composed primarily of interest rate risk. The Corporation's interest rate risk results from timing differences in the repricing of assets, liabilities, off-balance sheet instruments, and changes in relationships between ratio indices and the potential exercise of explicit or embedded options.

     Increases in the level of interest rates also may adversely affect the fair value of the Corporation's securities and other earning assets. Generally, the fair value of fixed rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Corporation's interest earning assets, which could adversely affect the Corporation's results of operations if sold, or, in the case of interest earning assets classified as available for sale, the Corporation's stockholders' equity, if retained. Under The Financial Accounting Standards Board (FASB) Statement 115, changes in the unrealized gains and losses, net of taxes, on securities classified as available for sale will be reflected in the Corporation's stockholders' equity. The Corporation does not own any trading assets.

ASSET/LIABILITY MANAGEMENT

     The principal objective of asset liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 12 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2004. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

     Limitations of interest rate sensitivity gap analysis as illustrated in Table 12 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation's position on a single day (December 31, 2004 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation's cumulative gap at one year is 7.0% of total assets. At one year, the Corporation is liability sensitive with the ratio of interest rate sensitive assets to interest rate sensitive liabilities at .74.



Table 12  -  Interest Rate Sensitivity Analysis


(Amounts in thousands)
                                                  December 31, 2004
                                            _____________________________
                                            One          1 - 5        Beyond
                                            Year          Years      5 Years
                                            ______       ______       _____
Assets                                      $ 99,475     $194,429     $188,662

Liabilities/Stockholders Equity              134,266      166,454      112,195
                                            ________     ________     ________

Interest Rate Sensitivity Gap                (34,791)      27,975       76,467

Cumulative Gap                               (34,791)      (6,816)      69,651



(Amounts in thousands)
                                                  December 31, 2004
                                            _____________________________
                                           Not Rate
                                         Sensitive        Total
                                            ______       ______
Assets                                      $15,049      $497,615

Liabilities/Stockholders Equity              84,700       497,615

Interest Rate Sensitivity Gap

Cumulative Gap



EARNINGS AT RISK

     The Bank's Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Corporation's Board of Directors. The Corporation recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond interest rate sensitivity gap. Although the Corporation continues to measure its interest rate sensitivity gap, the Corporation utilizes additional modeling for interest rate risk in the overall balance sheet. Earnings at risk and economic values at risk are analyzed.

     Earnings simulation modeling addresses earnings at risk and net present value estimation addresses economic value at risk.
While each of these interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation.

EARNINGS SIMULATION MODELING

     The Corporation's net income is affected by changes in the level of interest rates. Net income is also subject to changes in the shape of the yield curve. For example, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and funds rates, while a steepening would result in increased earnings as investment margins widen.

     Earnings simulation modeling is the primary mechanism used in assessing the impact of changes in interest rates on net interest income. The model reflects management's assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, size and composition of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Earnings at risk is the change in net interest income from a base case scenario under an increase and decrease of 200 basis points in the interest rate earnings simulation model.

     Table 13 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from an increase or decrease of two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would increase by approximately .6% if rates fell by two percentage points over one year. The model projects a decrease of approximately 6.5% in net interest income if rates rise by two percentage points over one year. Both of these forecasts are within the one year policy guidelines.

Net Present Value Estimation

     The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At year end, a 200 basis point immediate decrease in rates is estimated to increase net present value by .4%. Additionally, net present value is projected to decrease by 18.8% if rates increase immediately by 200 basis points, both within policy guidelines. If management is concerned market interest rates may begin to rise in 2005, it can take steps to reduce liability sensitivity by attracting long term deposits and reducing short term borrowings.

     The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.


Table 13  -  Effect of Change in Interest Rates


                                                       Projected Change
                                                       ________________
Effect on Net Interest Income
1-year Net Income simulation Projection
   -200 bp Shock vs Stable Rate                                 .6%
   +200 bp Shock vs Stable Rate                               (6.5%)

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
   -200 bp Shock vs Stable Rate                                 .4%
   +200 bp Shock vs Stable Rate                              (18.8%)




MARKET PRICE/DIVIDEND HISTORY

     As of December 31, 2004, the corporation had 4,391,309 shares of $2.00 par value common stock outstanding held by shareholders of record. First Keystone Corporation's common stock is quoted on the Over The Counter (OTC) Bulletin Board under the symbol "FKYS".

     Table 14 reports the highest and lowest per share prices known to the Corporation and the dividends paid during the periods indicated. The market prices and dividend paid have been adjusted to reflect a 3 for 2 stock split in the form of a 50% stock dividend paid May 11, 2004, and a 5% stock dividend paid August 6, 2002. These prices do not necessarily reflect any dealer or retail markup, markdown or commission.


Table 14  -  Market Price/Dividend History

                                          2004
                                 _________________________
                               Common Stock       Dividends
                                 High/Low            Paid
                                  _______            ____
First Quarter                $25.50/$24.00               $.17
Second Quarter               $25.50/$24.25                .18
Third Quarter                $24.50/$22.75                .18
Fourth Quarter               $23.25/$21.90                .20


                                          2003
                                 _________________________
                               Common Stock       Dividends
                                 High/Low            Paid
                                  _______            ____
First Quarter                $20.77/$17.17               $.16
Second Quarter               $21.67/$19.50                .16
Third Quarter                $22.67/$21.33                .16
Fourth Quarter               $24.33/$22.50                .17


                                          2002
                                 _________________________
                               Common Stock       Dividends
                                 High/Low            Paid
                                  _______            ____
First Quarter                $15.24/$12.38               $.133
Second Quarter               $14.92/$13.40                .133
Third Quarter                $16.00/$12.79                .14
Fourth Quarter               $17.50/$15.97                .16





Table 15  -  Quarterly Results of Operations (Unaudited)


(Amounts in thousands, except per share)

                                              Three Months Ended
                                    ______________________________________
2004                             March      June        September     December
                                 31           30          30           31
                                 _____      ____        ________      _______
Interest income                    $6,261      $6,246      $6,333       $6,196
Interest expense                    2,427       2,444       2,517        2,618
Net interest income                $3,834      $3,802      $3,816       $3,578
Provision for loan
   losses                             150         125         675          800
Other non-interest
   income                             943         949       1,313        1,391
Non-interest expense                2,255       2,368       2,266        2,538
                                   ______      ______      ______       ______
Income before income
   taxes                           $2,372      $2,258      $2,188       $1,631
Income taxes                          516         470         398          278
                                   ______      ______      ______       ______
Net income                         $1,856      $1,788      $1,790       $1,353

Per share                          $  .42      $  .41      $  .41       $  .31



2003                             March      June        September     December
                                 31           30          30           31
                                 _____      ____        ________      _______
Interest income                    $6,257      $6,185      $6,231       $6,390
Interest expense                    2,592       2,575       2,575        2,458
                                   ______      ______      ______       ______
Net interest income                $3,665      $3,610      $3,656       $3,932
Provision for loan
   losses                             150         125          75          150
Other non-interest
   income                             745         909         844          777
Non-interest expense                2,019       2,030       2,100        2,222
                                   ______      ______      ______       ______
Income before income
   taxes                           $2,241      $2,364      $2,325       $2,337
Income taxes                          463         507         491          489
                                   ______      ______      ______       ______
Net income                         $1,778      $1,857      $1,834       $1,848
                                   ======      ======      ======       ======

Per share                          $  .40      $  .42      $  .41       $  .42




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management's Discussion and Analysis in Item 7 hereof.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      _______________________________________________________


BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

     We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Corporation and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of First Keystone Corporation and Subsidiary's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 24, 2005, expressed our unqualified opinion of management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of the internal control over financial reporting.




    /s/ J. H. Williams & Co., LLP
    J. H. Williams & Co., LLP



Kingston, Pennsylvania
January 24, 2005


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
____________________________________________________________________


(Amounts in thousands except share data)
                                                 December 31,
                                             ____________________
  2004                                                      2003
ASSETS
Cash and due from banks                              $  6,150        $  5,913
Interest-bearing deposits in
   other banks                                             36              28
Investment securities
   available-for-sale                                 235,692         226,043
Investment securities held-to-
   maturity (estimated fair value
   2004 - $3,364; 2003 - $5,229)                        3,361           5,229
Loans, net of unearned income                         233,800         229,073
Allowance for loan losses                              (3,828)         (3,524)
                                                                     ________       ________
   Net loans                                         $229,972        $225,549
                                                                     ________       ________
Premises and equipment, net                             5,369           4,158
Accrued interest receivable                             2,727           2,871
Cash surrender value of bank owned
   life insurance                                      11,033          10,587
Goodwill                                                1,224            -
Other assets                                            2,051           1,462
                                                                     ________       ________
                                                        TOTAL ASSETS $497,615       $481,840
                                                                     ========       ========

LIABILITIES

Deposits:
   Non-interest bearing                              $ 35,803        $ 30,052
   Interest bearing                                   322,153         312,968
                                                                     ________       ________
      Total Deposits                                  357,956         343,020
Short-term borrowings                                  15,512          11,744
Long-term borrowings                                   66,910          62,945
Accrued interest and other expenses                     1,877           1,664
Pre-settlement advance on
   acquisition of branch                                 -              8,715
Other liabilities                                       2,048           2,401
                                                                     ________       ________
      TOTAL LIABILITIES                              $444,303        $430,489
                                                                     ________       ________

STOCKHOLDERS' EQUITY

Preferred stock, par value $10.00
   per share; authorized and
   unissued 500,000 shares                           $   -           $   -
Common stock, par value $2.00 per
   share; authorized 10,000,000
   shares; issued 4,539,573 shares
   in 2004 and 3,077,207 shares in 2003                 9,079           6,154
Surplus                                                12,505          12,535
Retained earnings                                      32,469          31,828
Accumulated other comprehensive income                  3,767           5,489
Treasury stock, at cost, 148,264
   shares in 2004 and 152,600 shares
   in 2003                                             (4,508)         (4,655)
                                                                     ________       ________
      TOTAL STOCKHOLDERS' EQUITY                     $ 53,312        $ 51,351
                                                                     ________       ________
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                        $497,615        $481,840
                                                                     ========       ========


The accompanying notes are an integral part of these consolidated financial statements.



FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
____________________________________________________________________


(Amounts in thousands, except per share data)
                                           Year Ended December 31,
                                           ______________________
  2004                                                      2003
INTEREST INCOME
Interest and fees on loans                          $14,527           $14,352
Interest and dividends on
   investment securities:
   Taxable                                            7,132             7,513
   Tax-exempt                                         3,072             2,882
   Dividends                                            246               284
Deposits in banks                                        59                32
                                                                      _______        _______
                                                      Total interest income          $25,036        $25,063
                                                                      _______        _______
INTEREST EXPENSE
Deposits                                            $ 6,908           $ 7,469
Short-term borrowings                                   166               143
Long-term borrowings                                  2,932             2,588
                                                                      _______        _______
      Total interest expense                        $10,006           $10,200
                                                                      _______        _______
      Net interest income                           $15,030           $14,863
Provision for loan losses                             1,750               500
                                                                      _______        _______
      Net interest income after
         provision for loan losses                  $13,280           $14,363
                                                                      _______        _______
NON-INTEREST INCOME
   Trust department                                 $   525           $   486
   Service charges and fees                           2,249             1,724
   Bank owned life insurance income                     446               485
   Gain on sale of loans                                221               234
   Investment securities gains
      (losses) - net                                  1,080               299
   Other                                                 75                47
                                                                      _______        _______
      Total non-interest income                     $ 4,596           $ 3,275

NON-INTEREST EXPENSE
   Salaries and employee benefits                   $ 4,882           $ 4,446
   Occupancy, net                                       656               567
   Furniture and equipment                              782               643
   Professional services                                502               372
   State shares tax                                     447               407
   Other                                              2,157             1,936
                                                                      _______        _______
      Total non-interest expense                    $ 9,426           $ 8,371
                                                                      _______        _______
Income before income taxes                          $ 8,450           $ 9,267
Income tax expense                                    1,663             1,950
                                                                      _______        _______
      NET INCOME                                    $ 6,787           $ 7,317
                                                                      =======        =======
PER SHARE DATA
   Net income per share:*
      Basic                                           $1.55             $1.66
      Diluted                                         $1.54             $1.65
   Cash dividends per share*                           $.73              $.65



(Amounts in thousands, except per share data)
                                           Year Ended December 31,
                                           ______________________
  2002
INTEREST INCOME
Interest and fees on loans                          $14,963
Interest and dividends on
   investment securities:
   Taxable                                            7,892
   Tax-exempt                                         2,608
   Dividends                                            321
Deposits in banks                                        78
                                                                      _______
      Total interest income                         $25,862

INTEREST EXPENSE
Deposits                                            $ 8,117
Short-term borrowings                                   147
Long-term borrowings                                  3,078
                                                                      _______
      Total interest expense                        $11,342
                                                                      _______
      Net interest income                           $14,520
Provision for loan losses                               550
                                                                      _______
      Net interest income after
         provision for loan losses                  $13,970
                                                                      _______

NON-INTEREST INCOME
   Trust department                                 $   510
   Service charges and fees                           1,373
   Bank owned life insurance income                     102
   Gain on sale of loans                                228
   Investment securities gains
      (losses) - net                                     29
   Other                                                 43
                                                                      _______
      Total non-interest income                     $ 2,285

NON-INTEREST EXPENSE
   Salaries and employee benefits                   $ 4,222
   Occupancy, net                                       486
   Furniture and equipment                              616
   Professional services                                290
   State shares tax                                     367
   Other                                              1,830
                                                                      _______
      Total non-interest expense                    $ 7,811
                                                                      _______
Income before income taxes                          $ 8,444
Income tax expense                                    1,857
                                                                      _______
      NET INCOME                                    $ 6,587
                                                                      =======
PER SHARE DATA
   Net income per share:*
      Basic                                         $  1.48
      Diluted                                       $  1.48
   Cash dividends per share*                        $   .57

*Adjusted for 5% stock dividend declared June 25, 2002, to shareholders of record July 16, 2002, distributed August 6, 2002 and for a 3 for 2 stock split in the form of a 50% stock dividend declared April 13, 2004, to shareholders of record April 27, 2004, distributed May 11, 2004.

The accompanying notes are an integral part of these consolidated financial statements.



FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
____________________________________________________________________


(Amounts in thousands)
  Common
   Stock                                        Surplus
   _____                                        ______
Balance At December 31, 2001                       $5,867         $ 9,761
Comprehensive Income:
  Net income
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects
  Total comprehensive income
5% stock dividend                                     283           2,829
Dividends paid in lieu
  of fractional shares
Purchase of 20,181 shares
  of treasury stock
Issuance of 1,000 shares of
  treasury stock upon exercise
  of employee stock options                                            (6)
Cash dividends - $.85 per share
                                                   ______         _______
Balance At December 31, 2002                       $6,150         $12,584

Comprehensive Income:
  Net income
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects
  Total comprehensive income
Purchase of 41,987 shares
  of treasury stock
Issuance of 2,027 shares of
  common stock under
  dividend reinvestment                                 4              48
Issuance of 8,568 shares of
  treasury stock upon exercise
  of employee stock options                                          (145)
Recognition of stock option expense                                    48
Cash dividends - $.98 per share
                                                   ______         _______
Balance At December 31, 2003                       $6,154         $12,535
Comprehensive Income:
  Net income
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects
  Total comprehensive income
3 for 2 stock split in the form of
  a 50% stock dividend                              2,925
Cash paid in lieu of fractional
  shares
Issuance of 4,336 shares of
  treasury stock upon exercise
  of employee stock options                                           (78)
Recognition of stock option expense                                    48
Cash dividends - $.73 per share
                                                   ______         _______
Balance At December 31, 2004                       $9,079         $12,505
                                                   ======         =======



(Amounts in thousands)
Comprehensive                                   Retained
  Income                                       Earnings
  ______                                       ________
Balance At December 31, 2001                                      $26,450
Comprehensive Income:
  Net income                                       $6,587           6,587
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                      5,829
                                                   ______
  Total comprehensive income                      $12,416
                                                  =======
5% stock dividend                                                  (3,112)
Dividends paid in lieu
  of fractional shares                                                 (5)
Purchase of 20,181 shares
  of treasury stock
Issuance of 1,000 shares of
  treasury stock upon exercise
  of employee stock options
Cash dividends - $.85 per share                                    (2,525)
                                                                  _______
Balance At December 31, 2002                                      $27,395
Comprehensive Income:
  Net income                                       $7,317           7,317
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    sale, net of reclassification
    adjustment and tax effects                     (1,055)
                                                   ______
  Total comprehensive income                       $6,262
                                                   ======
Purchase of 41,987 shares
  of treasury stock
Issuance of 2,027 shares of
  common stock under
  dividend reinvestment
Issuance of 8,568 shares of
  treasury stock upon exercise
  of employee stock options
Recognition of stock option expense
Cash dividends - $.98 per share                                    (2,884)
                                                                  _______
Balance At December 31, 2003                                      $31,828
Comprehensive Income:
  Net income                                       $6,787           6,787
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                     (1,722)
                                                   ______
  Total comprehensive income                       $5,065
                                                   ======
3 for 2 stock split in the form of
  a 50% stock dividend                                             (2,925)
Cash paid in lieu of fractional
  shares                                                               (3)
Issuance of 4,336 shares of
  treasury stock upon exercise
  of employee stock options
Recognition of stock option expense
Cash dividends - $.73 per share                                    (3,218)
                                                                  _______
Balance At December 31, 2004                                      $32,469
                                                                  =======



(Amounts in thousands)                        Accumulated
   Other
Comprehensive                                   Treasury
  Income                                         Stock
  _______                                       _____
Balance At December 31, 2001                       $  715         $(3,097)
Comprehensive Income:
   Net income
   Change in net unrealized
      gain (loss) on investment
      securities available-for-sale,
      sale, net of reclassification
      adjustment and tax effects                    5,829
   Total comprehensive income
5% stock dividend
Dividends paid in lieu
   of fractional shares
Purchase of 20,181 shares
   of treasury stock                                                 (504)
Issuance of 1,000 shares of
   treasury stock upon exercise
   of employee stock options                                           24
Cash dividends - $.85 per share
                                                   ______         _______
Balance At December 31, 2002                       $6,544         $(3,577)
Comprehensive Income:
  Net income
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                     (1,055)
  Total comprehensive income
Purchase of 41,987 shares
  of treasury stock                                                (1,374)
Issuance of 2,027 shares of
  common stock under
  dividend reinvestment
Issuance of 8,568 shares of
  treasury stock upon exercise
  of employee stock options                                           296
Recognition of stock option expense
Cash dividends - $.98 per share
                                                   ______         _______
Balance At December 31, 2003                       $5,489         $(4,655)
Comprehensive Income:
  Net income
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                     (1,722)
  Total comprehensive income
3 for 2 stock split in the form of
  a 50% stock dividend
Cash paid in lieu of fractional
  shares
Issuance of 4,336 shares of
  treasury stock upon exercise
  of employee stock options                                           147
Recognition of stock option expense
Cash dividends - $.73 per share
                                                   ______         _______
Balance At December 31, 2004                       $3,767         $(4,508)
                                                   ======         =======



(Amounts in thousands)
   Total
  ____
Balance At December 31, 2001                      $39,696
Comprehensive Income:
  Net income                                        6,587
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                      5,829
  Total comprehensive income
5% stock dividend                                      --
Dividends paid in lieu
  of fractional shares                                 (5)
Purchase of 20,181 shares
  of treasury stock                                  (503)
Issuance of 1,000 shares of
  treasury stock upon exercise
  of employee stock options                            17
Cash dividends - $.85 per share                    (2,525)
                                                  _______
Balance At December 31, 2002                      $49,096
Comprehensive Income:
  Net income                                        7,317
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                     (1,055)
  Total comprehensive income
Purchase of 41,987 shares
  of treasury stock                                (1,374)
Issuance of 2,027 shares of
  common stock under
  dividend reinvestment                                52
Issuance of 8,568 shares of
  treasury stock upon exercise
  of employee stock options                           151
Recognition of stock option expense                    48
Cash dividends - $.98 per share                    (2,884)
                                                  _______
Balance At December 31, 2003                      $51,351
Comprehensive Income:
  Net income                                        6,787
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                     (1,722)
  Total comprehensive income
3 for 2 stock split in the form of
  a 50% stock dividend
Cash paid in lieu of fractional
  shares                                               (3)
Issuance of 4,336 shares of
  treasury stock upon exercise
  of employee stock options                            69
Recognition of stock option expense                    48
Cash dividends - $.73 per share                    (3,218)
                                                  _______
Balance At December 31, 2004                      $53,312
                                                  =======


The accompanying notes are an integral part of these consolidated financial statements.



FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
____________________________________________________________________


(Amounts in thousands)                                Year Ended December 31,
                                            _______________________
  2004                                                     2003
OPERATING ACTIVITIES
Net income                                          $  6,787         $  7,317
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Provision for loan losses                           1,750              500
   Depreciation and amortization                         666              491
   Stock option expense                                   48               48
   Premium amortization on
      investment securities                              787            1,128
   Discount accretion on
      investment securities                             (350)            (451)
   Core deposit discount accretion
      net of amortization                                (96)             -
   Deferred income tax benefit                          (154)            (116)
   Gain on sale of mortgage loans                       (221)            (234)
   Proceeds from sale of mortgage
      loans originated for resale                     13,543           14,800
   Originations of mortgage loans
      held for resale                                 (6,137)         (17,377)
   Gain on sales of investment
      securities                                      (1,080)            (299)
   Loss on sale of foreclosed real
      estate                                             -                 15
   (Increase) decrease in accrued
      interest receivable                                144              198
   Increase in cash surrender value
      of bank owned life insurance                      (446)            (485)
   Increase in other assets - net                       (560)            (157)
   Increase (decrease) in accrued
      interest and other expenses                        213               16
   Increase (decrease) in other
      liabilities - net                                  -               (214)
                                                                     ________       ________
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                    $ 14,894         $  5,180
                                                                     ________       ________
INVESTING ACTIVITIES
Proceeds from sales of investment
   securities available-for-sale                    $ 68,654         $ 38,223
Proceeds from maturities and
   redemptions of investment
   securities available-for-sale                      30,237           47,828
Purchases of investment securities
   available-for-sale                               (108,877)        (104,588)
Proceeds from maturities and
   redemption of investment
   securities held-to-maturity                           252            1,097
Proceeds from sales of investment
   securities held-to-maturity                         2,199              -
Purchases of investment securities
   held-to-maturity                                   (1,630)             -
Net increase in loans                                (13,358)         (25,023)
Purchases of premises and equipment                     (885)          (1,154)
Final settlement on acquisition of
   branch                                               (414)             -
Pre-settlement advance on acquisition
   of branch                                             -              8,715
Proceeds from sale of foreclosed
   real estate                                           -                114
Purchase of bank owned life insurance
   policies                                              -                -
                                                                     ________       ________
   NET CASH (USED IN) INVESTING
      ACTIVITIES                                    $(23,822)        $(34,788)
                                                                     ________       ________
FINANCING ACTIVITIES
Net increase in deposits                            $  4,592         $ 12,275
Net increase (decrease) in
   short-term borrowings                               3,768            2,678
Proceeds from long-term borrowings                     7,500           18,695
Repayment of long-term borrowings                     (3,535)          (1,500)
Cash paid in lieu of fractional shares                    (3)             -
Proceeds from issuance of common stock                   -                 52
Proceeds from sale of treasury stock                      69              151
Acquisition of treasury stock                            -             (1,374)
Cash dividends paid                                   (3,218)          (2,884)
                                                                     ________       ________
   NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                    $  9,173         $ 28,093
                                                                     ________       ________
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                 $    245         $ (1,515)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                   5,941            7,456
                                                                     ________       ________
   CASH AND CASH EQUIVALENTS AT
      END OF YEAR                                   $  6,186         $  5,941
                                                                     ========       ========



(Amounts in thousands)                                Year Ended December 31,
                                            ______________________
  2002
OPERATING ACTIVITIES
Net income                                          $  6,587
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Provision for loan losses                             550
   Depreciation and amortization                         446
   Stock option expense                                  -
   Premium amortization on
      investment securities                              557
   Discount accretion on
      investment securities                             (567)
   Core deposit discount accretion
      net of amortization                                -
   Deferred income tax benefit                           (80)
   Gain on sale of mortgage loans                       (228)
   Proceeds from sale of mortgage
      loans originated for resale                      8,322
   Originations of mortgage loans
      held for resale                                (10,523)
   Gain on sales of investment
      securities                                         (29)
   Loss on sale of foreclosed real
      estate                                               5
   (Increase) decrease in accrued
      interest receivable                                (75)
   Increase in cash surrender value
      of bank owned life insurance                      (102)
   Increase in other assets - net                       (304)
   Increase (decrease) in accrued
      interest and other expenses                       (434)
   Increase (decrease) in other
      liabilities - net                                  128
                                                                     ________
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                    $  4,253
                                                                     ________
INVESTING ACTIVITIES
Proceeds from sales of investment
   securities available-for-sale                    $ 46,732
Proceeds from maturities and
   redemptions of investment
   securities available-for-sale                      27,015
Purchases of investment securities
   available-for-sale                                (96,558)
Proceeds from maturities and
   redemption of investment
   securities held-to-maturity                         1,036
Proceeds from sales of investment
   securities held-to-maturity                           -
Purchases of investment securities
   held-to-maturity                                     (983)
Net increase in loans                                 (1,193)
Purchases of premises and equipment                     (545)
Final settlement on acquisition of
   branch                                                -
Pre-settlement advance on acquisition
   of branch                                             -
Proceeds from sale of foreclosed
  real estate                                            100
Purchase of bank owned life insurance
   policies                                          (10,000)
                                                                     ________
   NET CASH (USED IN) INVESTING
     ACTIVITIES                                     $(34,396)
                                                                     ________
FINANCING ACTIVITIES
Net increase in deposits                            $ 36,065
Net increase (decrease) in
   short-term borrowings                              (2,499)
Proceeds from long-term borrowings                     8,000
Repayment of long-term borrowings                     (7,500)
Cash paid in lieu of fractional shares                    (5)
Proceeds from issuance of common stock                   -
Proceeds from sale of treasury stock                      17
Acquisition of treasury stock                           (504)
Cash dividends paid                                   (2,525)
                                                                     ________
   NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                    $ 31,049

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                 $    906
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                   6,550
                                                                     ________
   CASH AND CASH EQUIVALENTS AT
      END OF YEAR                                   $  7,456
                                                                     ========


The accompanying notes are an integral part of these consolidated financial statements.


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002
________________________________________________________________


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NATURE OF OPERATIONS

     The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 10 full service offices and 14 ATMs located in Columbia, Luzerne and Montour Counties. The Corporation and its subsidiary must also adhere to certain federal banking laws and regulations and are subject to periodic examinations made by various federal agencies.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


     The cost of debt securities classified as Held to Maturity or Available for Sale is adjusted for amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion, as well as interest and dividends is included in interest income from investments. Realized gains and losses are included in net investment securities gains and losses. The cost of investment securities sold, redeemed or matured is based on the specific identification method.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the years ended December 31, 2004 and 2003, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

MORTGAGE SERVICING RIGHTS

     The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation may retain the right to service these loans. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The unamortized cost is included in other assets in the accompanying consolidated balance sheet. The servicing rights are periodically evaluated for impairment based on their relative fair value.

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

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $128,000, $91,000 and $81,000 in 2004, 2003 and 2002, respectively, and the amortization of the investments in the limited partnerships were $92,000, $66,000 and $55,000 in 2004, 2003 and 2002, respectively. The carrying value of the investments as of December 31, 2004, and 2003, was $790,000 and $882,000, respectively, and is carried in Other Assets in the accompanying consolidated balance sheets.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


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

GOODWILL, OTHER INTANGIBLE ASSETS, AND PREMIUM DISCOUNT

     Goodwill resulted from the acquisition of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the date of acquisition. The Corporation accounts for goodwill pursuant to the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets". SFAS No. 142 includes requirements to test goodwill for impairments rather than to amortize goodwill. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2004, and has determined there was no impairment as of that date.

     Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on acquired certificates of deposit acquired in January 2004 when the Bank assumed deposit accounts of the branch of another financial institution. The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party. Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party which were part of the deposit accounts assumed of the branch by another financial institution. The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing.

STOCK BASED COMPENSATION

     The Corporation had accounted for stock options and shares issued under the Stock Option Incentive Plan through December 31, 2002 in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Under this method no compensation expense is recognized for stock options when the exercise price equals the fair value of the options at the grant date. Under provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", the fair value of a stock option is required to be recognized as compensation expense over the service period (generally the vesting period). As permitted under SFAS No. 123, "Accounting for Stock Based Compensation", the fair value of a stock option is required to be recognized as compensation expense over the service period (generally the vesting period). As permitted under SFAS No. 123 the Corporation had elected to continue to account for its stock option plan in accordance with APB No. 25.

     As of the first quarter 2003, the Corporation adopted
Statement of Financial Accounting Standards (SFAS) No. 148,
"Accounting for Stock Based Compensation - Transition and
Disclosures - an amendment of FASB Statement No. 123". The
Corporation elected to use the "prospective method" of accounting for stock options as allowed by the Standard. Accordingly, compensation expense was recognized in 2004 and 2003 in the amount of $48,000 being the vested portion attributable to stock options granted in 2003 (See Note 20).

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


     Per share data has been adjusted retroactively for stock splits and stock dividends. The reconciliation of the numerators and denominators of the basis and diluted earnings per share follows:

                                       Year Ended December 31, 2004
                                 ________________________________________
                                             Weighted Average
                              Net Income     Number of Shares     Per Share
                              Numerators       Denominators          Amount
                              __________       ____________          ______
Net income                        $6,787
                                  ======
Basic earnings per
  share:
  Income available
    to common
    stockholders                  $6,787              4,388           $1.55
Effect of dilutive
  securities:
  Stock options                                          16
                                                      _____
Diluted earnings per
  share:
  Income available to
    common stockholders           $6,787              4,404           $1.54



                                       Year Ended December 31, 2003
                                 ________________________________________
                                             Weighted Average
                              Net Income     Number of Shares     Per Share
                              Numerators       Denominators          Amount
                              __________       ____________          ______
Net income                        $7,317
                                  ======
Basic earnings per
  share:
  Income available
    to common
    stockholders                  $7,317              4,417           $1.66
Effect of dilutive
  securities:
  Stock options                                          12
                                                      _____
Diluted earnings per
  share:
 Income available to
  common stockholders             $7,317              4,429           $1.65



                                       Year Ended December 31, 2002
                                 ________________________________________
                                             Weighted Average
                              Net Income     Number of Shares     Per Share
                              Numerators       Denominators          Amount
                              __________       ____________          ______
Net income                        $6,587
                                  ======
Basic earnings per
  share:
  Income available
    to common
    stockholders                  $6,587              4,458           $1.48
Effect of dilutive
  securities:
  Stock options                                           4
                                                      _____
Diluted earnings per
  share:
  Income available to
    common stockholders           $6,587              4,462           $1.48



CASH FLOW INFORMATION

     For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and due from other banks and interest bearing deposits in other banks. The Corporation considers cash classified as interest bearing deposits with other banks as a cash equivalent since they are represented by cash accounts essentially on a demand basis.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


TRUST ASSETS AND INCOME

     Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2004, the Financial Accounting Standards Board
(FASB) issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which allows companies to recognize or defer recognizing the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or Medicare Act, for annual financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the Medicare Act affect accounting measurements. This standard does not have impact on the Corporation's consolidated financial condition or results of operations.

     In September 2004, the FASB issued Staff Position Emerging Issues Task Force ("EITF") Issue No. 03-01, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments", which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01. EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other than temporarily impaired and was originally effective for other than temporarily impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other than temporary impairment as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-01 remains effective.
The delay will be superseded concurrent with the final issuance of EITF Issue No. 03-01a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads.

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets," which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance.
SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmenetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This Statement is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to employees", and its related guidance. SFAS No. 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for public entities that do no file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


     In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity" which is generally effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. This Statement establishes new standards for classification, measurement and disclosure of certain types of financial instruments having characteristics of both liabilities and equity, including instruments that are mandatorily redeemable and that embody obligations requiring or permitting settlement by transferring assets or by issuing an entity's own shares. In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statement's under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. This standard does not have any impact on the Corporation's consolidated financial position or results of operations.

     In December 2003, the Emerging Issues Task Force (EITF) issued EITF 03-1, "The Meaning of Other Than Temporary Impairment and its Application to Certain Investments" which is generally effective for fiscal years ending after December 15, 2003 and addresses how to define an "other than temporary impairment" as well as its application to investments classified as either "available for sale" and "held to maturity" under SFAS 115. The EITF requires disclosure of securities in a continuous unrealized loss position to be stratified based on length of time those securities were carried in such a position (less than 12 months and 12 months or more). Additional information is required to be disclosed to include the nature of the investment, the cause of the decline in value and the evidence considered in reaching the conclusions that the investment is not other than temporarily impaired. The disclosure is required for fiscal years ending after December 15, 2003. Comparative information for earlier periods is not required.

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002, was approximately
$305,000, $256,000 and $219,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2004 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


NOTE 2  -   RESTRICTED CASH BALANCES

     The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2004, was $904,000, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset specific charges for services. At December 31, 2004, the amount of this balance was $700,000.


NOTE 3  -  INVESTMENT SECURITIES

     The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as "Available For Sale" or "Held to Maturity" were as follows at December 31, 2004 and 2003:

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


(Amounts in thousands)                       Available-for-Sale Securities
                                             _____________________________
                                              Gross
 Amortized                                 Unrealized
  Cost                                        Gains
 _________                                 __________
December 31, 2004:
Obligations of U.S. Government
  Corporations and Agencies:
  Mortgage-backed                             $105,398              $  552
  Other                                          5,995                  10
Obligations of state and
  political subdivisions                        83,144               3,708
Corporate securities                            28,437                 865
Marketable equity securities                     1,417               1,278
Restricted equity securities                     5,466                 -
                                              ________              ______
Total                                         $229,857              $6,413
                                              ========              ======



(Amounts in thousands)                       Available-for-Sale Securities
                                             _____________________________
   Gross                                    Estimated
Unrealized                                   Fair
  Losses                                      Value
 _________                                 __________
December 31, 2004:
Obligations of U.S. Government
  Corporations and Agencies:
  Mortgage-backed                               $300               $105,650
  Other                                           19                  5,986
Obligations of state and
  political subdivisions                         259                 86,593
Corporate securities                              -                  29,302
Marketable equity securities                      -                   2,695
Restricted equity securities                      -                   5,466
                                                ____               ________
Total                                           $578               $235,692
                                                ====               ========



(Amounts in thousands)                        Held-to-Maturity Securities
                                             _____________________________
                                              Gross
 Amortized                                 Unrealized
  Cost                                        Gains
 _________                                 __________
December 31, 2004:
Obligations of U.S. Government
  Corporations and Agencies:
  Mortgage-backed                             $  638                   $-
Obligations of state and
  political subdivisions                       2,723                    9
                                              ______                   __
Total                                         $3,361                   $9
                                              ======                   ==



(Amounts in thousands)                        Held-to-Maturity Securities
                                             _____________________________
   Gross                                    Estimated
Unrealized                                   Fair
  Losses                                      Value
 _________                                 __________
December 31, 2004:
Obligations of U.S. Government
  Corporations and Agencies:
  Mortgage-backed                                $6                 $  632
Obligations of state and
  political subdivisions                          -                  2,732
                                                 __                 ______
Total                                            $6                 $3,364
                                                 ==                 ======



(Amounts in thousands)                       Available-for-Sale Securities
                                             _____________________________
                                              Gross
 Amortized                                 Unrealized
  Cost                                        Gains
 _________                                 __________
December 31, 2003:
Obligations of U.S. Government
  Corporations and Agencies:
  Mortgage-backed                             $ 94,357              $  719
Other                                            5,997                  50
Obligations of state and
  political subdivisions                        73,691               5,199
Corporate securities                            33,724               2,301
Marketable equity securities                     4,653               1,378
Restricted equity securities                     5,167                 -
                                              ________              ______
Total                                         $217,589              $9,647
                                              ========              ======



(Amounts in thousands)                       Available-for-Sale Securities
                                             _____________________________
   Gross                                    Estimated
Unrealized                                   Fair
  Losses                                      Value
 _________                                 __________
December 31, 2003:
Obligations of U.S. Government
  Corporations and Agencies:
  Mortgage-backed                              $  629              $ 94,447
  Other                                             8                 6,039
Obligations of state and
  political subdivisions                          179                78,711
Corporate securities                              -                  36,025
Marketable equity securities                      377                 5,654
Restricted equity securities                      -                   5,167
                                               ______              ________
Total                                          $1,193              $226,043
                                               ======              ========



(Amounts in thousands)                        Held-to-Maturity Securities
                                             _____________________________
                                              Gross
 Amortized                                 Unrealized
  Cost                                        Gains
 _________                                 __________
December 31, 2003:
Obligations of U.S. Government
  Corporations and Agencies:
  Mortgage-backed                             $3,153                  $ 3
Obligations of state and
  political subdivisions                       2,076                   28
                                              ______                  ___
Total                                         $5,229                  $31
                                              ======                  ===



(Amounts in thousands)                        Held-to-Maturity Securities

                                             _____________________________
   Gross                                    Estimated
Unrealized                                   Fair
  Losses                                      Value
 _________                                 __________
Obligations of U.S. Government
  Corporations and Agencies:
  Mortgage-backed                                $31                $3,125
Obligations of state and
  political subdivisions                          -                  2,104
                                                 ___                ______
Total                                            $31                $5,229
                                                 ===                ======


     Securities Available for Sale with an aggregate fair value of $55,038,000 in 2004 and $52,927,000 in 2003; and securities Held to
Maturity with an aggregate unamortized cost of $1,638,000 in 2004 and $3,153,000 in 2003, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $37,224,000 in 2004 and $38,210,000 in 2003 as required by law.

     The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at December 31, 2004. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


(Amounts in thousands)
December 31, 2004
_________________________________
                                       U.S. Government       Obligations
                                          Agency &            of State
                                         Corporation         & Political
                                         Obligations        Subdivisions
                                           <F1>                 <F2>
                                         ___________        ____________
Available-For-Sale:
Within 1 Year:
 Amortized cost                             $   -               $  -
 Estimated fair value                           -                  -
 Weighted average yield                         -                  -
1 - 5 Years:
 Amortized cost                               21,351              1,108
 Estimated fair value                         21,308              1,173
 Weighted average yield                        3.98%              6.01%
5 - 10 Years:
 Amortized cost                               11,147              9,487
 Estimated fair value                         11,109              9,899
 Weighted average yield                        4.11%              6.34%
After 10 Years:
 Amortized cost                               78,895             72,549
 Estimated fair value                         79,219             75,522
 Weighted average yield                        4.88%              7.24%
                                            ________            _______
Total:
 Amortized cost                             $111,393            $83,144
 Estimated fair value                        111,636             86,594
 Weighted average yield                        4.63%              7.13%



(Amounts in thousands)
December 31, 2004
_____________________________
                                         Marketable           Restricted
                                           Equity               Equity
                                         Securities           Securities
                                           <F3>                 <F3>
                                         __________           __________
Available-For-Sale:
Within 1 Year:
 Amortized cost                              $  -                $  -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
1 - 5 Years:
 Amortized cost                                 -                   -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
5 - 10 Years:
 Amortized cost                                 -                   -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
After 10 Years:
 Amortized cost                               1,417               5,466
 Estimated fair value                         2,695               5,466
 Weighted average yield                       4.69%               2.12%
                                             ______              ______
Total:
 Amortized cost                              $1,417              $5,466
 Estimated fair value                         2,695               5,466
 Weighted average yield                       4.69%               2.12%



(Amounts in thousands)
December 31, 2004
____________________________
                                          Corporate
                                         Securities
                                         __________
Available-For-Sale:
Within 1 Year:
 Amortized cost                             $13,901
 Estimated fair value                        14,060
 Weighted average yield                       6.20%
1 - 5 Years:
 Amortized cost                                -
 Estimated fair value                          -
 Weighted average yield                        -
5 - 10 Years:
 Amortized cost                              14,536
 Estimated fair value                        15,241
 Weighted average yield                       5.87%
After 10 Years:
 Amortized cost                                -
 Estimated fair value                          -
 Weighted average yield                        -
                                            _______
Total:
 Amortized cost                             $28,437
 Estimated fair value                        29,301
 Weighted average yield                       6.03%
______________________

<F1>
Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

<F2>
Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax equivalent basis using a 34% tax rate.

<F3>
Marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the after ten year category.


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________



(Amounts in thousands)
December 31, 2004
_________________________________
                                       U.S. Government       Obligations
                                          Agency &            of State
                                         Corporation         & Political
                                         Obligations        Subdivisions
                                           <F1>                 <F2>
                                         ___________        ____________
Held-To-Maturity:
Within 1 Year:
 Amortized cost                               $ -                $  -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
1 - 5 Years:
 Amortized cost                                 -                   -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
5 - 10 Years:
 Amortized cost                                 -                 1,723
 Estimated fair value                           -                 1,730
 Weighted average yield                         -                 4.91%
After 10 Years:
 Amortized cost                                 638               1,000
 Estimated fair value                           632               1,002
 Weighted average yield                       3.08%               5.88%
                                              _____              ______
Total:
 Amortized cost                               $ 638              $2,723
 Estimated fair value                           632               2,732
 Weighted average yield                       3.08%               5.27%



(Amounts in thousands)
December 31, 2004
_____________________________
                                         Marketable           Restricted
                                           Equity               Equity
                                         Securities           Securities
                                           <F3>                 <F3>
                                         __________           __________
Held-To-Maturity:
Within 1 Year:
 Amortized cost                              $  -                $  -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
1 - 5 Years:
 Amortized cost                                 -                   -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
5 - 10 Years:
 Amortized cost                                 -                   -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
After 10 Years:
 Amortized cost                                 -                   -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
                                             ______              ______
Total:
 Amortized cost                              $  -                $  -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -



(Amounts in thousands)
December 31, 2004
____________________________
                                          Corporate
                                         Securities
                                         __________
Held-To-Maturity:
Within 1 Year:
 Amortized cost                              $  -
 Estimated fair value                           -
 Weighted average yield                         -
1 - 5 Years:
 Amortized cost                                 -
 Estimated fair value                           -
 Weighted average yield                         -
5 - 10 Years:
 Amortized cost                                 -
 Estimated fair value                           -
 Weighted average yield                         -
After 10 Years:
 Amortized cost                                 -
 Estimated fair value                           -
 Weighted average yield                         -
                                             ______
Total:
 Amortized cost                              $  -
 Estimated fair value                           -
 Weighted average yield                         -
______________________

<F1>
Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

<F2>
Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax equivalent basis using a 34% tax rate.

<F3>
Marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the after ten year category.



     Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (FHLB), Federal Reserve Bank (FRB) and Atlantic Central Bankers Bank (ACBB) and do not have a readily determinable fair value for purposes of SFAS No. 115, because their ownership is restricted and they can be sold back only to the FHLB, FRB, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment.

     There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders' equity at December 31, 2004. The quality rating of all obligations of state and political subdivisions are "A" or higher, as rated by Moody's or Standard and Poors. The only exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments are actively traded in a liquid market.

     Proceeds from sale of investments in Available for Sale debt and equity securities during 2004, 2003 and 2002 were $68,654,000, $38,223,000 and $46,732,000, respectively. Gross gains realized on these sales were $2,547,000, $735,000 and $574,000, respectively. Gross losses on these sales were $1,410,000, $436,000 and $545,000, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


     Proceeds from sale of investments in Held To Maturity debt and equity securities during 2004, 2003, and 2002 were $2,199,000, $0, and $0, respectively. Gross gains realized on these sales were $0, $0, and $0, respectively. Gross losses on these sales were $57,000, $0, and $0, respectively.

     In accordance with disclosures required by EITF No. 03-1, the summary below shows the gross unrealized losses and fair value of the Bank's investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or more than 12 months as of December 31, 2004 and 2003:


December 31, 2004
                                                  Less Than 12 Months
                                                _______________________
                                                Fair           Unrealized
(Amounts in thousands)                          Value             Loss
                                               _____             ____
Direct obligations of the
   U.S. Government                              $ 4,976             $ 19
Federal Agency Mortgage
   Backed Securities                             40,541              292
Municipal Bonds                                   9,360              187
                                                _______             ____
                                                $54,877             $498
                                                =======             ====


                                                   12 Months or More
                                                 _____________________
                                                Fair           Unrealized
(Amounts in thousands)                          Value             Loss
                                               _____             ____
Direct obligations of the
   U.S. Government                               $  -               $-
Federal Agency Mortgage
   Backed Securities                              1,736              14
Municipal Bonds                                   1,784              72
                                                 ______             ___
                                                 $3,520             $86
                                                 ======             ===


                                                         Total
                                                _______________________
                                                Fair           Unrealized
(Amounts in thousands)                          Value             Loss
                                               _____             ____
Direct obligations of the
   U.S. Government                              $ 4,976             $ 19
Federal Agency Mortgage
   Backed Securities                             42,277              306
Municipal Bonds                                  11,144              259
                                                _______             ____
                                                $58,397             $584
                                                =======             ====




December 31, 2003
                                                  Less Than 12 Months
                                                _______________________
                                                Fair           Unrealized
(Amounts in thousands)                          Value             Loss
                                               _____             ____
Direct obligations of the
   U.S. Government                              $ 1,002               $8
Federal Agency Mortgage
   Backed Securities                             56,958              635
Municipal Bonds                                   3,338              179
Equity Securities                                 1,769              107
                                                _______             ____
                                                $63,067             $929
                                                =======             ====


                                                   12 Months or More
                                                 _____________________
                                                Fair           Unrealized
(Amounts in thousands)                          Value             Loss
                                               _____             ____
Direct obligations of the
   U.S. Government                               $  -               $ -
Federal Agency Mortgage
   Backed Securities                              1,656               25
Municipal Bonds                                     -                 -
Equity Securities                                 1,229              270
                                                 ______             ____
                                                 $2,885             $295
                                                 ======             ====


                                                         Total
                                                _______________________
                                                Fair           Unrealized
(Amounts in thousands)                          Value             Loss
                                               _____             ____
Direct obligations of the
   U.S. Government                              $ 1,002            $    8
Federal Agency Mortgage
   Backed Securities                             58,614               660
Municipal Bonds                                   3,338               179
Equity Securities                                 2,998               377
                                                _______            ______
                                                $65,952            $1,224
                                                =======            ======



     The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Corporation) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of FHLMC preferred stocks. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower that the Corporation's carrying value at any measurement date. Management does not believe any of their 57 securities in an unrealized position as of December 31, 2004 represents an other than temporary impairment. The Corporation has the ability to hold the securities contained in the above table for a time necessary to recover the cost.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


NOTE 4  -  LOANS

     Major classifications of loans at December 31, 2004 and 2003 consisted of:


(Amounts in thousands)
                                                   2004              2003
                                                   ____              ____
Commercial, Financial, and
   Agricultural                                     $ 33,470        $ 33,890
Tax-exempt                                             3,629           3,930
Real estate mortgage - Held-for-sale                     671           7,855
Real estate mortgage - Other                         178,472         161,999
Consumer                                              20,823          25,626
                                                    ________        ________
Gross loans                                         $237,065        $233,300
Add (deduct):  Unearned discount                      (3,523)         (4,436)
               Net deferred loan
                 fees and costs                          258             209
                                                    ________        ________
Loans, net of unearned income                       $233,800        $229,073
                                                    ========        ========



     Changes in the allowance for loan losses for the years ended
December 31, 2004, 2003 and 2002, were as follows:


(Amounts in thousands)
                                       2004            2003           2002
                                       ____            ____           ____
Balance, January 1                       $3,524         $3,174         $2,922
Provision charged to operations           1,750            500            550
Loans charged off                        (1,484)          (198)          (402)
Recoveries                                   38             48            104
                                         ______         ______         ______
Balance, December 31                     $3,828         $3,524         $3,174
                                         ======         ======         ======



     Non accrual loans at December 31, 2004, 2003 and 2002 were $3,405,000, $735,000 and $458,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:


(Amounts in thousands)
                                              2004       2003        2002
                                              ____       ____        ____
Gross interest due under terms                   $253       $61         $39
Amount included in income                        (113)      (38)        (19)
                                                 ____       ___         ___
Interest income not recognized                   $140       $23         $20
                                                 ====       ===         ===



     At December 31, 2004, 2003 and 2002 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $246,000, $114,000 and $36,000, respectively. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses. The average recorded investment in impaired loans during the year ended December 31, 2004, 2003 and 2002 was approximately $370,000, $60,000 and $109,000, respectively.

     Loans past due 90 days or more and still accruing interest were $69,000 at December 31, 2004 and $33,000 at December 31, 2003,
as presented in accordance with AICPA Statement of Position 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others", effective for fiscal years beginning after December 15, 2001.

     At December 31, 2004, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


NOTE 5  -   MORTGAGE SERVICING RIGHTS

     The mortgage loans sold serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $35,177,000 and $26,809,000 at December 31, 2004 and 2003,
respectively. The balances of amortized capitalized mortgage servicing rights, net of valuation allowances, included in other assets at December 31, 2004 and 2003, were $250,000 and $202,000, respectively. A valuation allowance is provided when the carrying amount exceeds fair value determined by using a discount rate of 8% and average lives of generally 3 to 10 years depending on loan rates.

     The following summarizes mortgage servicing rights capitalized and amortized along with the aggregate activity in the related valuation allowances:


(Amounts in thousands)
                                        2004           2003           2002
                                        ____           ____           ____
Balance, January 1                        $255           $219          $187
Servicing asset additions                   95            130            75
Amortization                               (53)           (94)          (43)
                                          ____           ____          ____
Balance, December 31                      $297           $255          $219
                                          ____           ____          ____
Valuation Allowances:
Balance, January 1                        $ 53           $ -           $ -
  Additions                                 -              53            -
  Reductions                                (6)            -             -
  Writedowns                                -              -             -
Balance, December 31                      $ 47           $ 53          $ -
                                          ____           ____          ____
Net Mortgage Servicing Rights             $250           $202          $219
                                          ====           ====          ====



     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $15,000 and $11,000 at December 31, 2004 and 2003, respectively.


NOTE 6  -   PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 2004 and 2003 follows:


(Amounts in thousands)
                                                    2004            2003
                                                    ____            ____
Land                                                 $ 1,055         $  992
Buildings                                              4,472          2,722
Leasehold improvements                                   214            291
Equipment                                              5,164          4,741
Construction and equipment in progress                  -               645
_______                                               ______
 10,905                                                9,391
Less:  Accumulated depreciation                        5,536          5,233
_______                                               ______
Total                                                $ 5,369         $4,158
=======                                               ======



     Depreciation amounted to $574,000 for 2004, $426,000 for 2003 and $391,000 for 2002.

     Construction in progress at December 31, 2004 consisted of costs incurred in the construction of a new branch facility in Scott Township that replaced the existing leased facility in that locale. This new branch facility was opened in April 2004.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


NOTE 7  -   GOODWILL, OTHER INTANGIBLE ASSETS, AND
            PREMIUM DISCOUNTS

     Goodwill and other intangible assets were comprised of the following at December 31, 2004:


(Amounts in thousands)
                                               Gross          Accumulated
                                             Carrying       Amortization/
                                              Amount          (Accretion)
                                              ______          __________
Unamortized intangible asset:
   Goodwill                                    $1,224             $ -
                                               ======             =====
Amortized intangible assets:
   Core deposit intangible                     $  136             $  16
                                               ======             =====
   Premium discount (negative
      premium) on acquired
      certificates of deposit                  $ (217)            $(112)
                                               ======             =====



     Amortization expense of the core deposit intangible was $16,000 for the year-ended December 31, 2004 and accretion of the premium discount (negative premium) of the acquired certificates of deposit was $112,000 for the year ended December 31, 2004.

     Estimated amortization/accretion is as follows for the years ending December 31:


(Amounts in thousands)

                       Amortization         Accretion of Premium Discount
                          of Core                  (Negative Premium)
                    Deposit Intangible        on Certificates of Deposit
                    __________________        __________________________


2005                     15                               (90)
2006                     15                               (14)
2007                     15                                 1
2008                     15                                 -
2009                     15                                 -



NOTE 8  -   DEPOSITS

     Major classifications of deposits at December 31, 2004 and 2003 consisted of:


(Amounts in thousands)
                                                2004              2003
                                                ____              ____
Demand - non-interest bearing                    $ 35,803          $ 30,052
Demand - interest bearing                          59,984            61,494
Savings                                            70,566            69,386
Time, $100,000 and over                            37,949            36,356
Other time                                        153,654           145,732
                                                 ________          ________
Total deposits                                   $357,956          $343,020
                                                 ========          ========


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


     The following is a schedule reflecting classification and remaining maturities of time deposits of $100,000 and over at December 31, 2004:


(Amounts in thousands)

2005                               $19,577
2006                                 7,196
2007                                 6,704
2008                                 2,689
2009                                 1,783
                                   _______
                                   $37,949
                                   =======



     Interest expense related to time deposits of $100,000 or more was $1,095,000 in 2004, $1,227,000 in 2003 and $1,375,000 in 2002.

     In January 2004, approximately $10,350,000 of deposit accounts were assumed from the branch of another financial institution (See
Note 12).


NOTE 9  -  SHORT-TERM BORROWINGS

     Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30 day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short term borrowings consisted of the following at December 31, 2004 and 2003:


(Amounts in thousands)
                                                    2004
                                    _______________________________________
                                                          Maximum
                                  Ending      Average   Month End    Average
                                  Balance    Balance      Balance      Rate
                                  ______      ______      ______      ____
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                      $ 8,991      $ 7,357     $ 9,191      1.70%
Federal Home Loan Bank               5,425        2,370       8,683      1.53%
U.S. Treasury tax and
   loan notes                        1,096          365       1,096      1.23%
                                   _______      _______     _______
Total                              $15,512      $10,092     $18,970      1.49%
                                   =======      =======     =======



(Amounts in thousands)
                                                    2003
                                    _______________________________________
                                                          Maximum
                                  Ending      Average   Month End    Average
                                  Balance    Balance      Balance      Rate
                                  ______      ______      ______      ____
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                      $ 6,457      $ 6,016     $ 6,761      1.50%
Federal Home Loan Bank               4,575        3,954      18,000      1.23%
U.S. Treasury tax and
   loan notes                          712          468       2,000       .83%
                                   _______      _______     _______
Total                              $11,744      $10,438     $26,761      1.19%
                                   =======      =======     =======


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


NOTE 10  -  LONG-TERM BORROWINGS

     Long term borrowings are comprised of advances from the Federal Home Loan Bank (FHLB). Under terms of a blanket agreement, collateral for the loans are secured by certain qualifying assets of the Corporation's banking subsidiary. The principal assets are real estate mortgages with a carrying value of $206,564,000 and certain investment securities with a carrying value of $88,985,000 at December 31, 2004.

     A schedule of long term borrowings by maturity as of December 31, 2004 and 2003 follows:


(Amounts in thousands)
                                            2004            2003
                                            ____            ____
Due 2004, 1.25% to 1.36%                        $   -          $ 3,535
Due 2005, 1.83% to 6.49%                          9,375          9,375
Due 2006, 2.46% to 3.12%                          8,000          6,500
Due 2007, 3.09% to 3.83%                          7,255          3,255
Due 2008, 3.54% to 5.48%                          7,030          7,030
Due 2009, 3.87%                                   2,000           -
Due 2010, 5.45% to 6.76%                         15,500         15,500
Due 2011, 3.94% to 5.03%                          9,000          9,000
Due 2012, 4.77%                                   5,000          5,000
Due 2014, 5.41%                                   3,750          3,750
                                                _______        _______
                                                $66,910        $62,945
                                                =======        =======



NOTE 11  -  INCOME TAXES

     The current and deferred components of the income tax provision (benefit) consisted of the following:


(Amounts in thousands)
    2004                              2003           2002
    ____                              ____           ____
Federal
  Current                                $1,775        $2,066         $1,936
  Deferred (benefit)                       (155)         (114)           (79)
                                         ______        ______         ______
                                         $1,620        $1,952         $1,857
                                         ______        ______         ______
State
  Current                                $   41        $  -           $  -
  Deferred (benefit)                          2            (2)           -
                                         ______        ______         ______
                                         $   43        $   (2)        $  -
                                         ______        ______         ______
Total provision for income taxes         $1,663        $1,950         $1,857
                                         ======        ======         ======


     The following is a reconciliation between the actual provision for federal income taxes and the amount of federal income taxes which would have been provided at the statutory rate of 34%:


(Amounts in thousands)                                     2004
________________
  Amount                                             Rate
  ______                                             ____
Provision at statutory rate                            $2,873        34.0%
Tax-exempt income                                      (1,107)      (13.1)
Non-deductible expenses                                   125         1.5
Tax credit from limited partnership
   Less amortization - net                                (67)        (.8)
Bank owned life insurance income - net                   (152)       (1.8)
Other, net                                                (52)        (.6)
                                                       ______        ____
Applicable federal income tax and rate                 $1,620        19.2%
                                                       ======        ====



(Amounts in thousands)                                     2003
________________
  Amount                                             Rate
  ______                                             ____
Provision at statutory rate                            $3,151        34.0%
Tax-exempt income                                      (1,050)      (11.3)
Non-deductible expenses                                   113         1.2
Tax credit from limited partnership
   Less amortization - net                                (49)        (.5)
Bank owned life insurance income - net                   (165)       (1.8)
Other, net                                                (48)        (.5)
                                                       ______        ____
Applicable federal income tax and rate                 $1,952        21.1%
                                                       ======        ====



(Amounts in thousands)                                     2002
________________
  Amount                                             Rate
  ______                                             ____
Provision at statutory rate                            $2,871        34.0%
Tax-exempt income                                        (995)      (11.8)
Non-deductible expenses                                   112         1.3
Tax credit from limited partnership
   Less amortization - net                                (44)        (.5)
Bank owned life insurance income - net                    (33)        (.4)
Other, net                                                (54)        (.6)
                                                       ______        ____
Applicable federal income tax and rate                 $1,857        22.0%
                                                       ======        ====


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


     Total federal income tax attributable to realized security gains and losses was $367,000 in 2004, $102,000 in 2003 and $10,000 in 2002.

     The deferred tax assets and liabilities resulting from temporary timing differences have been netted to reflect a net deferred tax asset (liability) included in other assets or other liabilities in these consolidated financial statements. The components of the net deferred tax asset (liability) at December 31, 2004, 2003 and 2002, are as follows:


(Amounts in thousands)
                                          2004          2003        2002
                                          ____          ____        ____
Deferred Tax Assets:
  Allowance for loan losses                $ 1,154       $ 1,051     $   933
  Deferred compensation                        258           203         177
  Deferred health benefits                       1          -           -
  Contributions                               -             -              3
  Non-accrual interest                          11             6           5
  Mortgage servicing rights                     16             8        -
  State tax net operating loss                -                2        -
  Limited partnership                           32            21           9
                                           _______       _______     _______
    Total                                  $ 1,472       $ 1,291     $ 1,127
                                           _______       _______     _______
Deferred Tax Liabilities:
  Loan fees and costs                      $  (204)      $  (222)    $  (210)
  Depreciation                                (279)         (273)       (250)
  Accretion                                    (92)         (121)        (99)
  Mortgage servicing rights                    (11)         -            (10)
  Intangibles                                  (58)         -           -
  Unrealized investment
    securities gains                        (2,068)       (2,965)     (3,453)
                                           _______       _______     _______
    Total                                  $(2,712)      $(3,581)    $(4,022)
                                           _______       _______     _______
  Net Deferred Tax Asset
    (Liability)                            $(1,240)      $(2,290)    $(2,895)
                                           =======       =======     =======



     It is anticipated that all deferred tax assets are to be realized and accordingly, no valuation allowance has been provided.

     The Corporation and its subsidiary file a consolidated federal income tax return.


NOTE 12  -  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     During the years ended December 31, 2004, 2003 and 2002, cash payments for interest expense and income taxes were as follows:



(Amounts in thousands)
                                          2004          2003        2002
                                          ____          ____        ____
Interest paid on deposits and
  other borrowings                          $9,994      $10,263      $11,456

Income taxes paid                           $2,147      $ 1,768      $ 2,263



     The Corporation transferred loans to foreclosed assets held for sale in amounts of $0, $128,000 and $30,000 in 2004, 2003 and
2002, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


Non-Cash Investing Activities
_____________________________

     In June 2004, the Bank acquired certain property and operating assets and assumed the deposit accounts of the branch of another financial institution located in Danville, Pennsylvania. A summary of the estimated fair values of the assets acquired and the deposit accounts assumed at the date of acquisition were as follows:


(Amounts in thousands)

Assets Acquired:
   Branch real estate and equipment                             $   900
   Goodwill and other intangible assets                           1,360
                                                                _______
   Total non-cash assets acquired                               $ 2,260
                                                                _______
Liabilities Assumed:
   Deposit accounts                                             $10,344
   Premium discount (negative premium) on
      certificates of deposit                                       217
                                                                _______
   Total liabilities assumed                                    $10,561
                                                                _______
Net cash to be received for excess of liabilities
   assumed over non-cash assets acquired                        $ 8,301
Pre-settlement advance received in December 2003                  8,715
                                                                _______
Cash paid at closing of acquisition in
   January 2004                                                 $   414
                                                                =======



NOTE 13  -  EMPLOYEE BENEFIT PLANS AND DEFERRED
            COMPENSATION AGREEMENTS

     The Corporation maintains a 401K Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Under the savings feature, the Corporation matches 100% of the employee contribution up to 3% of compensation which amounted to $101,000, $93,000 and $92,000, in 2004, 2003 and 2002, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors are funded currently and amounted to $288,000, $357,000 and $351,000 in 2004, 2003 and 2002, respectively.

     The Bank also has non qualified deferred compensation agreements with three of its officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria - generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank's accrued liability for these deferred compensation agreements as of December 31, 2004 and 2003, was $760,000 and $598,000, respectively. The related expense for these plans amounted to $167,000, $82,000 and $110,000 in 2004, 2003 and 2002,
respectively.


NOTE 14  -  LEASE COMMITMENTS CONTINGENCIES AND COMMITMENTS

     The Corporation's banking subsidiary currently leases three branch banking facilities, as well as the operations center adjoining the main bank office, under operating leases. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $198,000, $196,000 and $151,000, respectively.

     Minimum rental payments required under these operating leases are: 2005 - $142,000, 2006 - $143,000, 2007 - $145,980, 2008 -
$128,000, 2009 - $79,000 and thereafter $132,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


     In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

     During the third quarter of 2003, the Bank entered into an agreement to acquire certain fixed and operating assets and to assume deposit accounts of the branch of another financial institution located in Danville, Pennsylvania. In December 2003, the Bank received a pre settlement advance on the acquisition of these branch assets and assumption of deposits in the amount of $8,714,900. In January 2004, the transaction was consummated and the Bank was required to expend approximately $408,000 to complete the acquisition.


NOTE 15  -  RELATED PARTY TRANSACTIONS

     Certain directors and executive officers of First Keystone Corporation and its Subsidiary and companies in which they are principal owners (i.e., at least 10%) were indebted to the Corporation at December 31, 2004, 2003 and 2002. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The loans do not involve more than the normal risk of collectibility nor present other unfavorable features.

     A summary of the activity on the related party loans, comprised of 7 directors and 4 executive officers and their related companies consists of the following:


(Amounts in thousands)
  2004                              2003            2002
  ____                              ____            ____
Balance at January 1                  $ 1,597         $ 2,651        $ 3,005
Additions                                 667             506          1,482
Deductions                             (1,520)         (1,560)        (1,836)
                                      _______         _______        _______
Balance at December 31                $   744         $ 1,597        $ 2,651
                                      =======         =======        =======



     The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on lines of credit and letters of credit for 2004, 2003 and 2002, presented an additional off balance sheet risk to the extent of undisbursed funds in the amounts of $2,290,000, $2,517,000 and $2,309,000, respectively, on the above loans.


NOTE 16  -  REGULATORY MATTERS

     Dividends are paid by the Corporation to shareholders which are mainly provided by dividends from the Bank. However, national banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the limitation provides that dividend payments may not exceed the Bank's current year's retained income plus retained net income for the preceding two years. Accordingly, in 2005, without prior regulatory approval, the Bank may declare dividends to the Corporation in the amount of $3,041,000 plus additional amounts equal to the net income earned in 2005 for the period January 1, 2005, through the date of declaration, less any dividends which may have already been paid in 2005. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

     The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory
- and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2004 and 2003, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set fourth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk Weighted Assets (as defined), and of Tier I Capital (as defined) to Average Assets (as defined).

     As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risked Based and Tier I Leverage Ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank's category.



(Amounts in thousands)

                                                       Actual
                                                 ___________________
                                               Amount         Ratio
                                               ______         _____
As of December 31, 2004:
   Total Capital
      (to Risk Weighted Assets)                 $46,635         15.80%
   Tier I Capital
     (to Risk Weighted Assets)                   42,943         14.55%
   Tier I Capital
     (to Average Assets)                         42,943          8.62%



(Amounts in thousands)
                                                   For Capital
                                                 Adequacy Purposes
                                                 ____________________
                                               Amount         Ratio
                                               ______         _____
As of December 31, 2004:
   Total Capital
     (to Risk Weighted Assets)                  $23,618          8.00%
   Tier I Capital
     (to Risk Weighted Assets)                   11,809          4.00%
   Tier I Capital
     (to Average Assets)                         19,921          4.00%



(Amounts in thousands)                              To Be Well
                                                 Capitalized Under
                                                 Prompt Corrective
                                                 Action Provisions
                                                 ____________________
                                               Amount         Ratio
                                               ______         _____
As of December 31, 2004:
   Total Capital
     (to Risk Weighted Assets)                  $29,522         10.00%
   Tier I Capital
     (to Risk Weighted Assets)                   17,713          6.00%
   Tier I Capital
     (to Average Assets)                         24,902          5.00%





(Amounts in thousands)                                Actual
                                                 ___________________
                                               Amount         Ratio
                                               ______         _____

As of December 31, 2003:
  Total Capital
    (to Risk Weighted Assets)                   $44,052         14.34%
  Tier I Capital
    (to Risk Weighted Assets)                    40,528         13.19%
  Tier I Capital
    (to Average Assets)                          40,528          8.74%



(Amounts in thousands)                              For Capital
                                                 Adequacy Purposes
                                                 ___________________
                                               Amount         Ratio
                                               ______         _____
As of December 31, 2003:
  Total Capital
    (to Risk Weighted Assets)                   $24,576          8.00%
  Tier I Capital
    (to Risk Weighted Assets)                    12,288          4.00%
  Tier I Capital
    (to Average Assets)                          18,556          4.00%



(Amounts in thousands)                              To Be Well
                                                 Capitalized Under
                                                 Prompt Corrective
                                                 Action Provisions
                                                 ___________________
                                               Amount         Ratio
                                               ______         _____
As of December 31, 2003:
   Total Capital
     (to Risk Weighted Assets)                  $30,720         10.00%
   Tier I Capital
     (to Risk Weighted Assets)                   18,432          6.00%
   Tier I Capital
     (to Average Assets)                         23,196          5.00%




     The Corporation's capital ratios are not materially different from those of the Bank.


NOTE 17  -  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET
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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


     The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.

     The contract or notional amounts at December 31, 2004 and 2003 were as follows:


(Amounts in thousands)
                                                     2004          2003
                                                     ____          ____
Financial instruments whose contract
   amounts represent credit risk:
   Commitments to extend credit                        $22,363      $25,204
   Financial standby letters of credit                 $ 1,760      $ 2,924
  Performance standby letters of credit                $   265      $   656



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

     Standby letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation may hold collateral to support standby letters of credit for which collateral is deemed necessary.

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne and Montour, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4, "Loans". It is management's opinion that the loan portfolio was well balanced and diversified at December 31, 2004, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.


NOTE 18  -  COMPREHENSIVE INCOME

     The components of other comprehensive income and related tax effects are as follows:


(Amounts in thousands)
                                                     Years Ended December 31,
                                                    _______________________
                                                              2004
                                                              ____
Unrealized holding gains (losses) on
   Available-for-Sale investment
   securities                                                 $(3,756)
Less reclassification adjustment for
     gains realized in income                                   1,137
                                                              _______
Change in unrealized gains (losses)
     before tax effect                                        $(2,619)
Tax effects                                                      (897)
                                                              _______
Net change in unrealized gains (losses)                       $(1,722)
                                                              =======



(Amounts in thousands)
                                                     Years Ended December 31,
                                                    _______________________
                                                              2003
                                                              ____
Unrealized holding gains (losses) on
    Available-for-Sale investment
    securities                                                $(1,843)
Less reclassification adjustment for
    gains realized in income                                      299
                                                              _______
Change in unrealized gains (losses)
    before tax effect                                         $(1,544)
Tax effects                                                      (489)
                                                              _______
Net change in unrealized gains (losses)                       $(1,055)
                                                              =======



(Amounts in thousands)
                                                     Years Ended December 31,
                                                    _______________________
                                                              2002
                                                              ____
Unrealized holding gains (losses) on
    Available-for-Sale investment
    securities                                                 $8,879
Less reclassification adjustment for
    gains realized in income                                       29
                                                               ______
Change in unrealized gains (losses)
    before tax effect                                          $8,850
Tax effects                                                     3,021
                                                               ______
Net change in unrealized gains (losses)                        $5,829
                                                               ======


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


NOTE 19  -  STOCKHOLDERS' EQUITY

     On June 25, 2002, the Board of Directors declared a 5% stock dividend payable August 6, 2002, to shareholders of record July 16, 2002. A total of 141,453 shares were issued as a result of this stock dividend, with a total value transferred from retained earnings of $3,112,000, including cash in lieu of fractional shares.

     On April 13, 2004 the Board of Directors declared a 3 for 2 stock split in the form of a 50% stock dividend payable to shareholders of record April 27, 2004 and distributed May 11, 2004. A total of 1,462,366 shares were issued as a result of this stock dividend, with a total value transferred from retained earnings of $2,928,000, including cash in lieu of fractional shares.

     The Corporation also offers to its shareholders a Dividend Reinvestment and Stock Purchase Plan. First Keystone Corporation is authorized to issue up to 100,000 shares of its common stock under the plan. The plan provides First Keystone shareholders a convenient and economical way to purchase additional shares of common stock by reinvesting dividends. A plan participant can elect full dividend reinvestment or partial dividend reinvestment provided at least 25 shares are enrolled in the plan. In addition, plan participants may make additional voluntary cash purchases of common stock under the plan of not less than $100 per calendar quarter or more than $2,500 in any calendar quarter.

     Shares of First Keystone common stock are purchased for the plan either in the open market by an independent broker on behalf of the plan, directly from First Keystone as original issue shares, or through negotiated transactions. A combination of the previous methods could also occur.

     Participation in this plan by shareholders began in 2001.
Shares transferred under this dividend reinvestment and stock purchase plan were as follows:


                       Year              Number of Shares
                       ____              ________________
                       2001                     3,260
                       2002                     7,747
                       2003                     8,000
                       2004                    13,932



NOTE 20  -  STOCK OPTIONS

     On February 10, 1998, the Board of Directors adopted a stock option incentive plan and reserved 100,000 shares of common stock for issuance under the plan for certain employees of the Bank. Under the Plan, options are granted at fair market value and the time period during which any option granted may be exercised may not commence before six months or continue beyond the expiration of ten years after the option is awarded.

     The Corporation had accounted for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". No stock based employee compensation cost is reflected in consolidated net income for the years ended December 31, 2002 and 2001, as all options under the stock option incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003 the Corporation adopted prospectively to all employee awards granted, modified or settled after January 1, 2003 the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" following the guidelines provided by FASB Statement No. 148 "Accounting for Stock Based Compensation Transition and Disclosure- An Amendment of FASB Statement No. 123". Awards under the Corporation's stock option incentive plan vest over a period of six months. Therefore, the cost related to the stock based employee compensation included in the determination of consolidated net income for the year ended December 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB Statement No. 123. The following table illustrates the effect on consolidated net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards each period.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________



(Amounts in thousands, except per share data)

  2004                                  2003          2002
  ____                                  ____          ____
Net income as reported                    $6,787        $7,317        $6,587

Add: stock-based employee
   compensation expense included
   in reported net income net of
   related tax effect                         48            48        -

Deduct: total stock-based
   employee compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effects                (48)          (76)          (27)
                                          ______        ______        ______
Pro forma net income                      $6,787        $7,289        $6,560
                                          ======        ======        ======
Earnings Per Share:
   Basic- As Reported                     $ 1.55        $ 1.66        $ 1.48
                                          ======        ======        ======
   Basic- Pro Forma                       $ 1.55        $ 1.65        $ 1.47
                                          ======        ======        ======

   Diluted- As Reported                   $ 1.54        $ 1.65        $ 1.48
                                          ======        ======        ======
   Diluted- Pro Forma                     $ 1.54        $ 1.65        $ 1.47
                                          ======        ======        ======



     The fair value of each option grant is estimated on the date of grant using the Binomial Option Pricing Model derived from the Black-Scholes Option Pricing Model with the following weighed average assumptions used for options granted in 2003 and 2002, respectively (no options were granted in 2004): dividend yield of 2.89% and 3.58%; expected volatility of 22.70% and 28.00%; risk free interest rate of 4.24% and 3.69%; and an expected life of 10 years and 10 years.

     Information about stock options outstanding at December 31, 2004, is summarized as follows:

                                                     2004
                                              _____________________
                                                           Weighted
                                                             Average
                                               Stock       Exercise
                                              Options        Price
                                               ______       _______
Balance at January 1                               47,450        $27.13
Granted                                               -             -
Granted due to stock dividend                      23,539         16.77
Exercised                                          (4,336)        15.12
Forfeited                                             -             -
                                                   ______        ______
Balance at December 31                             66,653        $18.29
                                                   ======        ======
Exercisable at December 31                         66,653        $18.29
                                                   ======        ======
Weighted average fair value of
options granted during the year                                  $ 6.55
                                                                 ======


                                                     2003
                                              _____________________
                                                           Weighted
                                                             Average
                                               Stock       Exercise
                                              Options        Price
                                               ______       _______
Balance at January 1                               46,068        $23.93
Granted                                            11,000         33.25
Granted due to stock dividend                         -             -
Exercised                                          (8,568)        17.60
Forfeited                                          (1,050)        28.45
                                                   ______        ______
Balance at December 31                             47,450        $27.13
                                                   ======        ======
Exercisable at December 31                         36,450        $25.29
                                                   ======        ======
Weighted average fair value of
options granted during the year                                  $ 8.75
                                                                 ======


                                                     2002
                                              _____________________
                                                           Weighted
                                                             Average
                                               Stock       Exercise
                                              Options        Price
                                               ______       _______
Balance at January 1                               34,750        $25.23
Granted                                            12,750         23.75
Granted due to stock dividend                       1,568         24.00
Exercised                                          (1,000)        17.00
Forfeited                                          (2,000)        29.88
                                                   ______        ______
Balance at December 31                             46,068        $23.93
                                                   ======        ======
Exercisable at December 31                         33,318        $24.00
                                                   ======        ======
Weighted average fair value of
options granted during the year                                  $ 6.55
                                                                 ======



    Under the terms of the stock option incentive plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2004 and 2002 (See Note 19).

     Exercise prices of options outstanding as of December 31, 2004, ranged from $10.79 to $22.17 per share. The weighted average remaining contracted life is approximately 6 years.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


     The following table summarizes information concerning the 1998 Employee Stock Option Plan at December 31, 2004.


                                     Options Outstanding
                     ___________________________________________________
                                           Weighted               Weighted
                     Number               Average                Average
                   Outstanding            Remaining               Exercise
Year                 <F1>              Contractual Life           Price
____                _________         _______________             _____
1998                  14,558                  3.75                  $21.27
1999                  14,738                  4.75                   16.67
2000                   6,382                  5.75                   10.79
2002                  14,475                  7.75                   15.83
2003                  16,500                  8.75                   22.17
                      ______                  ____                  ______
                      66,653                  6.27                  $18.29
                      ______                  ____                  ______
_______________

<F1>
As adjusted for stock dividend noted above.



                                     Options Exercisable
                                 ___________________________
                                                      Weighted
                                                     Average
                                 Number               Exercise
                               Exercisable             Price
                               ___________             _____
1998                               14,558               $21.27
1999                               14,738                16.67
2000                                6,382                10.79
2002                               14,475                15.83
2003                               16,500                22.17
                                   ______               ______
                                   66,653               $18.29
                                   ______               ______



NOTE 21  -  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not required to be recognized in the consolidated balance sheet, for which it is practicable to estimate such fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Fair value estimates derived through these techniques cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

     The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

     CASH AND DUE FROM BANKS, SHORT-TERM INVESTMENTS, ACCRUED
     INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE

          The fair values are equal to the current carrying values.

     INVESTMENT SECURITIES

          Fair values have been individually determined based on currently quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     LOANS

          Fair values are estimated for categories of loans with similar financial characteristics. Loans were segregated by type such as commercial, tax exempt, real estate mortgages and consumer. For estimation purposes each loan category was further segmented into fixed and adjustable rate interest terms and also into performing and non-performing classifications.

          The fair value of each category of performing loans is calculated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


          Fair value for non performing loans is based on management's estimate of future cash flows discounted using a rate commensurate with the risk associated with the estimated future cash flows. The assumptions used by management are judgmentally determined using specific borrower information.

     CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE

          Fair value is equal to the cash surrender value of life insurance policies.

     DEPOSITS

          Under SFAS No. 107, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts and Money Market Accounts is equal to the amount payable on demand at December 31, 2004 and 2003.

          Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     SHORT-TERM AND LONG-TERM BORROWINGS

          The fair values of short term and long term borrowings are estimated using discounted cash flow analyses based on the Corporation's incremental borrowing rate for similar instruments.

     COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

          Management estimates that there are no material differences between the notional amount and the estimated fair value of those off balance sheet items since they are primarily composed of unfunded loan commitments which are generally priced at market at the time of funding.

          At December 31, 2004 and 2003, the carrying values and estimated fair values of financial instruments of the Corporation are presented in the table below:


(Amounts in thousands)
                                                          2004
                                                 ________________________
                                                Carrying         Estimated
                                                 Amount          Fair Value
                                                 ______          __________
FINANCIAL ASSETS:
   Cash and due from banks                       $  6,150          $  6,150
   Short-term investments                              36                36
   Investment securities                          239,053           243,017
   Net loans                                      229,972           229,528
   Accrued interest receivable                      2,727             2,727
   Cash Surrender Value of Life
      Insurance                                    11,033            11,033

FINANCIAL LIABILITIES:
   Deposits                                       357,956           355,442
   Short-term borrowings                           15,512            15,602
   Long-term borrowings                            66,910            70,471
   Accrued interest payable                           936               936

OFF-BALANCE SHEET FINANCIAL
   INSTRUMENTS:
   Commitments to extend credit                                      22,363
   Financial standby letters of
      credit                                                          1,760
   Performance standby letters of
      credit                                                            265


<CAPTION

(Amounts in thousands)
                                                          2003
                                                 ________________________
                                                Carrying         Estimated
                                                 Amount          Fair Value
                                                 ______          __________
FINANCIAL ASSETS:
   Cash and due from banks                       $  5,913          $  5,913
   Short-term investments                              28                28
   Investment securities                          231,272           228,617
   Net loans                                      225,549           228,195
   Accrued interest receivable                      2,871             2,871
   Cash Surrender Value of Life
      Insurance                                    10,587            10,587

FINANCIAL LIABILITIES:
   Deposits                                       343,020           345,209
   Short-term borrowings                           11,744            11,741
   Long-term borrowings                            62,945            69,358
   Accrued interest payable                           890               890

OFF-BALANCE SHEET FINANCIAL
   INSTRUMENTS:
   Commitments to extend credit                                      25,204
   Financial standby letters of
      credit                                                          2,924
   Performance standby letters of
      credit                                                            656



FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


NOTE 22  -  PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for First Keystone Corporation (parent company only) was as follows:


BALANCE SHEETS
(Amounts in thousands)                                     December 31
                                                      ____________________
                                                      2004          2003
                                                      ____          ____
ASSETS
  Cash in subsidiary bank                              $ 4,173        $ 3,617
  Investment in subsidiary bank                         47,199         45,595
  Investment in other equity
    securities                                           2,695          2,655
  Prepayments and other assets                             460              6
  Advance to subsidiary bank                              -                39
                                                       _______        _______
    TOTAL ASSETS                                       $54,527        $51,912
                                                       =======        =======
LIABILITIES
  Accrued expenses and other
    liabilities                                        $   569        $   561
  Advance from subsidiary bank                             646           -
                                                       _______        _______
    TOTAL LIABILITIES                                  $ 1,215        $   561
                                                       _______        _______
STOCKHOLDERS' EQUITY
  Preferred stock                                      $  -           $  -
  Common stock                                           9,079          6,154
  Surplus                                               12,505         12,535
  Retained earnings                                     32,469         31,828
  Accumulated other comprehensive
    income                                               3,767          5,489
  Treasury stock, at cost                               (4,508)        (4,655)
                                                       _______        _______
    TOTAL STOCKHOLDERS' EQUITY                         $53,312        $51,351
                                                       _______        _______
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                           $54,527        $51,912
                                                       =======        =======




STATEMENTS OF INCOME
(Amounts in thousands)
                                                     Year Ended December 31
                                                     ______________________
                                                     2004             2003
                                                     ____             ____
INCOME
  Dividends from Subsidiary Bank                       $3,225          $7,510
  Dividends - other                                        63              58
  Securities gains                                        459            -
  Interest                                                 30              20
                                                       ______          ______
TOTAL INCOME                                           $3,777          $7,588

Operating Expenses                                         83              52
                                                       ______          ______
  Income Before Taxes and Equity in
    Undistributed Net Income of
    Subsidiary                                         $3,694          $7,536
  Income tax expense (benefit)                            173              (6)
                                                       ______          ______
  Income Before Equity in Undistributed
    Net Income of Subsidiary                           $3,521          $7,542
  Equity in (excess of) undistributed
    net income of Subsidiary                            3,266            (225)
                                                       ______          ______
NET INCOME                                             $6,787          $7,317
                                                       ======          ======


STATEMENTS OF INCOME
Amounts in thousands)
                                                     Year Ended December 31
                                                     ______________________
                                                     2002
                                                     ____
INCOME
Dividends from Subsidiary Bank                         $2,758
Dividends - other                                          54
Securities gains                                           17
Interest                                                    8
                                                       ______
TOTAL INCOME                                           $2,837

Operating Expenses                                         42
                                                       ______
  Income Before Taxes and Equity in
    Undistributed Net Income of
    Subsidiary                                         $2,795
  Income tax expense (benefit)                            -
                                                       ______
  Income Before Equity in Undistributed
    Net Income of Subsidiary                           $2,795
  Equity in (excess of) undistributed
    net income of Subsidiary                            3,792
                                                       ______
NET INCOME                                             $6,587
                                                       ======


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002 - CONTINUED
________________________________________________________________


STATEMENTS OF CASH FLOWS
(Amounts in thousands)
                                                     Year Ended December 31
                                                      _____________________
                                                     2004            2003
                                                     ____            ____
OPERATING ACTIVITIES
Net income                                             $ 6,787        $ 7,317
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Deferred income tax (benefit)                              1           -
  Securities gains                                        (459)          -
  Distributions in excess of (equity in
    undistributed) net income of
    subsidiary                                          (3,266)           226
  (Increase) decrease in prepaid
    expenses and other assets                             (454)           234
  (Increase) decrease in advanced
    receivable from subsidiary bank,
    net of stock option expense due
    from subsidiary bank                                    87              9
  Increase (decrease) in advances
    payable to subsidiary bank                             646           (247)
  Increase (decrease) in accrued
    expenses and other liabilities                          47           (263)
                                                       _______        _______
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                           $ 3,389        $ 7,276
                                                       _______        _______

INVESTING ACTIVITIES
Purchase of equity securities                          $  (499)       $   (99)
Proceeds from sale of equity securities                    818           -
  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                               $   319        $   (99)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                 $   -          $    52
Proceeds from sale of treasury stock                        69            151
Acquisition of treasury stock                              -           (1,374)
Cash dividends paid                                     (3,218)        (2,884)
Dividends paid in lieu of fractional
  shares                                                    (3)           -
  NET CASH (USED IN) BY FINANCING
    ACTIVITIES                                         $(3,152)       $(4,055)
                                                       _______        _______
  INCREASE IN CASH AND CASH EQUIVALENTS                $   556        $ 3,122
  CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                    3,617            495
                                                       _______        _______
  CASH AND CASH EQUIVALENTS AT END
    OF YEAR                                            $ 4,173        $ 3,617
                                                       =======        =======



STATEMENTS OF CASH FLOWS
(Amounts in thousands)
                                                     Year Ended December 31
                                                      _____________________
                                                     2002
                                                     ____
OPERATING ACTIVITIES
Net income                                             $ 6,587
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Deferred income tax (benefit)                           -
  Securities gains                                         (17)
  Distributions in excess of (equity in
    undistributed) net income of
    subsidiary                                          (3,792)
  (Increase) decrease in prepaid
    expenses and other assets                             (239)
  (Increase) decrease in advanced
    receivable from subsidiary bank,
    net of stock option expense due
    from subsidiary bank                                   126
  Increase (decrease) in advances
    payable to subsidiary bank                             247
  Increase (decrease) in accrued
    expenses and other liabilities                         121
                                                       _______
  NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                         $ 3,033

INVESTING ACTIVITIES
Purchase of equity securities                          $   (37)
Proceeds from sale of equity securities                    105
                                                       _______
  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                               $    68
                                                       _______
FINANCING ACTIVITIES
Proceeds from issuance of common stock                 $  -
Proceeds from sale of treasury stock                                       17
Acquisition of treasury stock                             (504)
Cash dividends paid                                     (2,525)
Dividends paid in lieu of fractional
  shares                                                    (5)
                                                       _______
  NET CASH (USED IN) BY FINANCING
    ACTIVITIES                                         $(3,017)
                                                       _______
  INCREASE IN CASH AND CASH EQUIVALENTS                $    84
  CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                      411
                                                       _______
  CASH AND CASH EQUIVALENTS AT END
    OF YEAR                                            $   495
                                                       =======


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      ______________________________________________________


BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION

     We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that First Keystone Corporation and Subsidiary maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that First Keystone Corporation and Subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Keystone Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated January 24, 2005 expressed an unqualified opinion on those consolidated financial statements.




                            /s/ J. H. Williams & Co., LLP
                            J. H. Williams & Co., LLP


Kingston, Pennsylvania
January 24, 2005

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


ITEM 9A.  CONTROLS AND PROCEDURES

  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Management of First Keystone Corporation (the "Corporation"), with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, pursuant to Securities Exchange Act Rules 13a-15, as amended, as of December 31, 2004. Based upon such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective. Furthermore, it confirmed our ability to record, process, summarize, and report information required to be disclosed in the reports we file and submit to the Securities and Exchange Commission.

  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL
REPORTING

     The management of First Keystone Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control system was designed to provide reasonable assurance to the Corporation's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

     The Corporation's internal control over financial reporting are supported by written policies that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipt and expenditures of the Corporation are being made only in accordance with authorization of the Corporation's management and Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material effect on the consolidated financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The management of First Keystone Corporation assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control
- Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Corporation's internal control over financial reporting is effective based on those criteria.

     First Keystone Corporation's independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Corporation's internal control over financial reporting as of December 31, 2004. This report appears on page 61.

  CHANGES IN INTERNAL CONTROLS

     The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial Officers.


ITEM 9B.  OTHER INFORMATION

     Not Applicable.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Information As To
Directors and Nominees" and "Principal Officers of the Bank and the Corporation" appearing on pages 8, 9, 10, 11, 12, and 22, respectively, is incorporated here by reference to First Keystone
Corporation's proxy statement for its 2005 annual meeting of shareholders scheduled for April 19, 2005. The information under the caption "Section 16(A) Beneficial Ownership Reporting
Compliance" is as follows:


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

     Based solely on its review of copies of Section 16(a) forms received by it, or written representations from reporting persons that no Forms 5 were required for those persons, the corporation believes that during the period January 1, 2004, through December 31, 2004, its officers, directors and reporting shareholders were in compliance with all filing requirements applicable to them.


                          CODE OF ETHICS

     The Corporation has adopted a Directors and Senior Management Code of Ethical Conduct, which applies to all members of the Board of Directors and to senior officers of the Corporation. It can be found on the Investor Relations section of our website at www.firstkeystonecorporation.com.


ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" appearing on pages 14 through 20 are incorporated here by reference to First Keystone Corporation's proxy statement for its 2005 annual meeting of shareholders scheduled for April 19, 2005.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The information under the caption "Share Ownership" appearing on page 10 is incorporated here by reference to First Keystone
Corporation's proxy statement for its 2005 annual meeting of shareholders scheduled for April 19, 2005.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Transactions With Directors and Executive Officers" appearing on pages 18 and 19 are incorporated here by reference to First Keystone Corporation's proxy statement for its 2005 annual meeting of shareholders scheduled for April 19, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the caption "Report of the Audit
Committee" appearing on pages 12, 13, and 14 are incorporated here by reference of First Keystone Corporation's proxy statement for its 2005 annual meeting of shareholders scheduled for April 19, 2005.

     AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND
     PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

     The Audit Committee pre approves all audit and permissible non audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre approval is generally provided for up to one year and any pre approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre approve particular services on a case by case basis. For each proposed service, the independent auditor is required to provide a detailed engagement letter.


                              PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

  (a)  1.   Financial Statements
            ____________________

          The following consolidated financial statements are included in Part II, Item 8, of this Report:

          First Keystone Corporation and Subsidiary.
            Report of Independent Registered
               Public Accounting Firm                            28
            Consolidated Balance Sheets                          29
            Consolidated Statements of Income                    30
            Consolidated Statements
               Stockholders' Equity                              31
            Consolidated Statements of
               Cash Flows                                        32
            Notes to Consolidated Financial
               Statements                                        33
            Report of Independent Registered
               Public Accounting Firm                            60

          2.  Financial Statement Schedules
              _____________________________

          Financial statements schedules are omitted because the required information is either not applicable, not required, or is shown in the financial statements or in their notes.

          3.  Exhibits

     (b) The Corporation filed the following report on Form 8-K during the last quarter of the year ended December 31, 2004:


Date of Report          Item        Description
______________          ____        ___________

October 29, 2004        2.02        Press release of First
                                    Keystone Corporation dated
                                    October 29, 2004, announcing
                                    earnings for the quarter
                                    ending September 30, 2004.

November 29, 2004       8.01        Press release of First
                                    Keystone Corporation dated
                                    November 29, 2004, announcing
                                    declaration of increased
                                    fourth quarter dividend.

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

14                               Code of Ethics (Incorporated by
                                 reference to Exhibit 14 to
                                 Registrant's Report on Form 10K
                                 for fiscal year ended December
                                 31, 2003).

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

Date:          March 8, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:            /s/ John L. Coates
               John L. Coates
               Secretary and Director

Date:          March 8, 2005



By:            /s/ J. Gerald Bazewicz
               J. Gerald Bazewicz
               President, Chief Executive
               Officer and Director
               (Chief Executive Officer
                   and Principal Financial Officer)

Date:          March 8, 2005

By:            /s/ John E. Arndt
               John E. Arndt
               Director

Date:          March 8, 2005



By:            /s/ Budd L. Beyer
               Budd L. Beyer
               Director

Date:          March 8, 2005



By:            /s/ Don E. Bower
               Don E. Bower
               Director

Date:          March 8, 2005



By:
               Robert E. Bull
               Chairman of the Board
                  and Director

Date:          March 8, 2005



By:
               Dudley P. Cooley
               Director

Date:          March 8, 2005



By:            /s/ Frederick E. Crispin, Jr.
               Frederick E. Crispin, Jr.
               Director

Date:          March 8, 2005

By:
               Jerome F. Fabian
               Director

Date:          March 8, 2005



By:            /s/ David R. Saracino
               David R. Saracino
               Treasurer and Assistant Secretary
               (Chief Financial Officer and
                 Principal Accounting Officer)

Date:          March 8, 2005



By:            /s/ Robert J. Wise
               Robert J. Wise
               Vice Chairman of the Board
                  and Director

Date:          March 8, 2005