Form 10-Q
period 2005-03-31
FIRST KEYSTONE CORP
filed 2005-05-04
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Common Stock, $2 Par Value, 4,392,946 shares as of April 15, 2005.

                   PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)

                                                  March         December
                                                   2005          2004
                                                (Unaudited)
ASSETS
Cash and due from banks                             $  8,881       $  6,150
Interest-bearing deposits
   in other banks                                         31             36
Investment securities available
   for sale carried at estimated
   fair value                                        235,115        235,692
Investment securities, held to
   maturity securities, estimated
   fair value of $3,267 and $3,364                     3,317          3,361
Loans, net of unearned income                        232,235        233,800
Allowance for loan losses                             (3,826)        (3,828)
                                                    ________       ________
   Net loans                                        $228,409       $229,972
Premises and equipment - Net                           5,312          5,369
Accrued interest receivable                            2,623          2,727
Cash surrender value of bank owned
   life insurance                                     11,140         11,033
Goodwill                                               1,224          1,224
Other assets                                           2,032          2,051
                                                    ________       ________
   TOTAL ASSETS                                     $498,084       $497,615
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                             $ 39,448       $ 35,803
   Interest bearing                                  323,646        322,153
                                                    ________       ________
      TOTAL DEPOSITS                                $363,094       $357,956

Short-term borrowings                                 14,236         15,512
Long-term borrowings                                  66,910         66,910
Accrued interest and other expenses                    1,967          1,877
Other liabilities                                        186          2,048
                                                    ________       ________
   TOTAL LIABILITIES                                $446,393       $444,303
                                                    ________       ________
STOCKHOLDERS' EQUITY
Common stock, par value $2
   per share                                        $  9,079       $  9,079
Surplus                                               12,476         12,505
Retained earnings                                     33,345         32,469
Accumulated other comprehensive
   income (loss)                                       1,244          3,767
Less treasury stock at cost
   146,627 shares in 2005 and
   148,264 shares in 2004                             (4,453)        (4,508)
                                                    ________       ________
   TOTAL STOCKHOLDERS' EQUITY                       $ 51,691       $ 53,312
                                                    ________       ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                          $498,084       $497,615
                                                    ========       ========


See Accompanying Notes to Consolidated Financial Statements



                FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED March 31, 2005 AND 2004
                               (Unaudited)


(Amounts in thousands except per share data)

                                                  2005            2004
INTEREST INCOME
Interest and fees on loans                           $3,621          $3,584
Interest and dividend income
   on securities                                      2,799           2,669
Deposits in banks                                        21               8
                                                     ______          ______
   TOTAL INTEREST INCOME                             $6,441          $6,261
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $1,801          $1,685
Short-term borrowings                                    72              33
Long-term borrowings                                    757             709
                                                     ______          ______
   TOTAL INTEREST EXPENSE                            $2,630          $2,427
                                                     ______          ______
   Net interest income                               $3,811          $3,834
Provision for loan losses                               150             150
                                                     ______          ______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      $3,661          $3,684
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  124          $  169
Service charges and fees                                486             474
Bank owned life insurance income                        107             113
Gain on sale of loans                                    19              84
Investment securities gains
   (losses) - net                                        56              61
Other                                                    11              42
                                                     ______          ______
   TOTAL NON-INTEREST INCOME                         $  803          $  943
                                                     ______          ______
NON-INTEREST EXPENSE
Salaries and employee benefits                       $1,268          $1,252
Occupancy, net                                          145             151
Furniture and equipment                                 175             181
Professional services                                   116              72
State shares tax                                        119             111
Other                                                   508             488
                                                     ______          ______
   TOTAL NON-INTEREST EXPENSES                       $2,331          $2,255
                                                     ______          ______
Income before income taxes                           $2,133          $2,372
Income tax expense                                      378             516
                                                     ______          ______
Net Income                                           $1,755          $1,856
                                                     ======          ======
PER SHARE DATA
   Net Income Per Share <F1>:
      Basic                                          $  .40          $  .42
      Diluted                                           .40             .42
      Cash dividends per share*                         .20             .17


<F1>
Adjusted for a 3 for 2 stock split in the form of a 50% stock dividend declared April 13, 2004 to shareholders of record April 27, 2004, distributed May 11, 2004.

See Accompanying Notes to Consolidated Financial Statements



                FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED March 31, 2005 AND 2004
                               (Unaudited)


(Amounts in thousands)
                                                   2005            2004
OPERATING ACTIVITIES
Net income                                          $  1,755       $  1,856
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Provision for loan losses                             150            150
   Provision for depreciation and
      amortization                                       137            149
   Stock option expense                                    0             48
   Premium amortization on investment
      securities                                         119         186
   Discount accretion on investment
      securities                                        (163)          (137)
   Core deposit discount accretion
      net of amortization                                (19)           (24)
   Gain on sale of mortgage loans                        (19)           (84)
   Proceeds from sale of mortgage
      loans                                              952          6,646
   Originations of mortgage loans
      for resale                                      (1,658)        (1,616)
   Gain on sales of investment
      securities                                         (56)           (61)
   Deferred income tax (benefit)                         (14)           (73)
   (Increase) decrease in interest
      receivable and other assets                        287           (437)
   Increase in cash surrender bank
      owned life insurance                              (107)          (113)
   Increase (decrease) in interest
      payable, accrued expenses and
      other liabilities                                  (28)           710
                                                    ________       ________
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                    $  1,336       $  7,200
                                                    ________       ________
INVESTING ACTIVITIES
   Purchases of investment
      securities available-for-sale                 $(43,128)      $(16,622)
   Purchases of investment
      securities held-to-maturity                          0         (1,000)
   Proceeds from sales of investment
      securities available-for-sale                   28,909          2,718
   Proceeds from maturities and
      redemptions of investment
      securities available for sale                   10,473          6,400
   Proceeds from maturities and
      redemption of investment
      securities held-to-maturity                         44          2,385
   Net (increase) decrease in loans                    2,138         (6,513)
   Purchase of premises and equipment                    (55)          (361)
   Final settlement on acquisition
      of branch                                            0           (414)
                                                    ________       ________
   NET CASH (USED IN) BY INVESTING
      ACTIVITIES                                    $ (1,619)      $(13,407)
                                                    ________       ________
FINANCING ACTIVITIES
   Net increase (decrease)
      in deposits                                   $  5,138       $  3,593
   Net increase (decrease) in
      short-term borrowings                           (1,276)         3,355
   Acquisition of treasury stock                           0              0
   Proceeds from sale of treasury
      stock                                               26              2
   Proceeds from issuance of
      common stock                                         0              0
   Cash dividends                                       (879)          (760)
                                                    ________       ________
   NET CASH PROVIDED BY
      FINANCING ACTIVITIES                          $  3,009       $  6,190

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             $  2,726       $    (17)
CASH AND CASH EQUIVALENTS,
   BEGINNING                                           6,186          5,941
                                                    ________       ________
CASH AND CASH EQUIVALENTS, ENDING                   $  8,912       $  5,924
                                                    ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
   Cash paid during period for
      Interest                                      $  2,625       $  2,465
      Income Taxes                                         0              7


See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2005
                             (Unaudited)

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

     Debt securities not classified as Held to Maturity and equity securities are included in the Available for Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as other comprehensive income (loss) (see Note 6). Management's decision to sell Available for Sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

     The cost of debt securities classified as Held to Maturity or Available for Sale is adjusted for amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion, as well as interest and dividends is included in interest and dividend income on securities. Realized gains and losses are included in net investment securities gains and losses. The cost of investment securities sold, redeemed or matured is based on the specific identification method.

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

DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale.
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the three month period ended March 31, 2005 and year ended December 31, 2004, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $128,000 in 2005 and 2004. The amortization of the investments in the limited partnerships were $24,000 and $23,000 for the three months ended March 31, 2005 and 2004, respectively. The carrying value of the investments as of March 31, 2005 and December 31, 2004 was $767,000 and $790,000,
respectively and is carried in other assets in the accompanying consolidated balance sheets.

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

     As of the first quarter 2003, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures - an amendment of FASB Statement No. 123". The Corporation elected to use the "prospective method" of accounting for stock options as allowed by the Standard. Accordingly, compensation expense was recognized for the year ended December 31, 2004 in the amount of $48,000 being the vested portion attributable to stock options granted in 2003. No options were granted in 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2004, the Financial Accounting Standards Board
(FASB) issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which allows companies to recognize or defer recognizing the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or Medicare Act, for annual financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the Medicare Act affect accounting measurements. This standard does not have impact on the Corporation's consolidated financial condition or results of operations.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment". This Statement is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to employees", and its related guidance. SFAS No. 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for public entities that do no file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123 (revised
2004) is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

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

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the three month period ended March 31, 2005 and 2004, was approximately $50,000 and 64,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2005 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended March 31, 2005, and March 31, 2004, were as follows:


(amounts in thousands)
                                                2005         2004
                                                ____         ____
Balance, January 1                               $3,828        $3,524
Provision charged to operations                     150           150
Loans charged off                                  (159)          (41)
Recoveries                                            7            16
                                                               ______   ______
Balance, March 31                                $3,826        $3,649
                                                               ======   ======


     At March 31, 2005, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $228,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At March 31, 2005, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non accrual loans at March 31, 2005, and December 31, 2004, were $3,156,000 and $3,405,000, respectively.

     Loans past due 90 days or more and still accruing interest amounted to $146,000 and $69,000 on March 31, 2005 and December 31, 2004, respectively.


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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at March 31, 2005, and December 31, 2004, were as follows:


(amounts in thousands)
                                           March 31,     December 31,
                                              2005           2004
                                              ____           ____
Financial instruments whose
   contract amounts represent
   credit risk:
   Commitments to extend credit                $24,647         $22,363
   Financial standby letters
      of credit                                  1,432           1,760
   Performance standby letters
      of credit                                    348             265



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at March 31, 2005, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors' ability to honor their contracts may be influenced by the region's economy.

NOTE 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended March 31, 2005 were are follows:


(Amounts in thousands, except common share data)

                                                Common            Common
                                                Shares             Stock
                                                ______            ______
Balance at January 1, 2005                       4,539,573          $9,079

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects
  Total Comprehensive income
    (loss)
Cash dividends -
   $.20 per share
Sale of 1,637 shares of
   treasury stock
                                                 _________          ______
Balance at March 31, 2005                        4,539,573          $9,079
                                                 =========          ======



(Amounts in thousands, except common share data)

                                                               Comprehensive
                                                Surplus            Income
                                                ______            ______
Balance at January 1, 2005                        $12,505

Comprehensive Income:
  Net Income                                                        $1,755
    Change in unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                                      (2,523)
                                                                    ______
  Total Comprehensive
     income (loss)                                                  $ (768)
Cash dividends -
   $.20 per share
Sale of 1,637 shares
   of treasury stock                                  (29)
                                                  _______
Balance at March 31, 2005                         $12,476
                                                  =======



(Amounts in thousands, except common share data)

                                                                Accumulated
                                                                   Other
                                               Retained       Comprehensive
                                               Earnings       Income (Loss)
                                               ________       _____________
Balance at January 1, 2005                        $32,469           $3,767

Comprehensive Income:
  Net Income                                        1,755
    Change in unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                                      (2,523)
  Total Comprehensive
     income (loss)
Cash dividends -
   $.20 per share                                    (879)
Sale of 1,637 shares
   of treasury stock
                                                  _______           ______
Balance at March 31, 2005                         $33,345           $1,244
                                                  =======           ======



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock           Total
                                                  _____           _____
Balance at January 1, 2005                        $(4,508)         $53,312

Comprehensive Income:
  Net Income                                                         1,755
    Change in unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                                      (2,523)
  Total Comprehensive
     income (loss)
Cash dividends -
   $.20 per share                                                     (879)
Sale of 1,637 shares
   of treasury stock                                   55               26
                                                  _______          _______
Balance at March 31, 2005                         $(4,453)         $51,691
                                                  =======          =======



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

     The results of operations for the three-month period ended
March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by generally accepted accounting principles applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2004, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of March 31, 2005, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2005, and 2004. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
April 19, 2005

Item 2.  First Keystone Corporation Management's
         Discussion and Analysis of Financial Condition and Results of Operation as of March 31, 2005



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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the first quarter of 2005 of $1,755,000, a decrease of $101,000, or 5.4% from the first quarter of 2004. The decrease in net income for 2005 was primarily the result of a decline in net interest income and a decline in non interest income or other income from the first quarter of 2004. On a per share basis, net income per share was $.40 for the first three months of 2005 compared to $.42 for the first three months of 2004, adjusted for a 50% stock dividend payable May 11, 2004. Dividends increased to $.20 per share up from $.17 in 2004, adjusted to reflect the 50% stock dividend.

     Year to date net income annualized amounts to a return on average common equity of 12.98% and a return on assets of 1.40%.
For the three months ended March 31, 2004, these measures were 13.95% and 1.53%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2005, interest income amounted to $6,441,000, an increase of $180,000 or 2.9% from the first quarter of 2004, while interest expense amounted to $2,630,000 in the first quarter of 2005, an increase of $203,000, or 8.4% from the first quarter of 2004. As a result, net interest income decreased $23,000, or 0.6% in the first quarter of 2005 to $3,811,000 from $3,834,000 in first quarter of 2004.

     Our net interest margin for the quarter ended March 31, 2005, was 3.20% compared to 3.64% for the quarter ended March 31, 2004.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended March 31, 2005, was $150,000, equal to the $150,000 provision for the first quarter of 2004. Net charge offs totaled $152,000 for the three months ended March 31, 2005, as compared to $25,000 for the first three months of 2004. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.65% as of March 31, 2005, as compared to 1.64% as of December 31, 2004.

NON-INTEREST INCOME

     Total non interest income or other income was $803,000 for the quarter ended March 31, 2005, as compared to $943,000 for the quarter ended March 31, 2004, a decrease of $140,000, or 14.8%. Excluding investment security gains and losses, non interest income was $747,000 for the first quarter of 2005, a decrease of $135,000, or 15.3% from the first quarter of 2004. A decrease in trust department income, a decline in gains on sales of loans, and a decrease in other non interest income were the primary reasons for the lower non interest income in 2005.


NON-INTEREST EXPENSES

     Total non interest expenses, or other expenses, was $2,331,000 for the quarter ended March 31, 2005, as compared to $2,255,000 for the quarter ended March 31, 2004. The increase of $76,000, or 3.4% is comprised of salary and benefits increasing $16,000, occupancy and fixed asset expense decreasing $12,000, and other non interest expense, including professional services and state shares tax increasing $72,000.

     Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amounted to $1,268,000, or 54.4% of total non interest expense for the three months ended March 31, 2005, as compared to 55.5% for the first three months of 2004. Net occupancy and fixed asset expense amounted to $320,000 for the three months ended March 31, 2005, a decrease of $12,000, or 3.6%. Other non interest expenses, including professional services and state shares tax amounted to $743,000 for the three months ended March 31, 2005, an increase of $72,000, or 10.7% over the first three months of 2004. Our non interest expense in the first quarter of 2005 continues to be less than 2.0% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. Income tax amounted to $378,000 for the three months ended March 31, 2005, as compared to $516,000 for 2004, a decrease of $138,000. The effective total income tax rate was 17.7% for the first quarter of 2005 as compared to 21.8% for the first quarter of 2004.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $498,084,000 as of March 31, 2005, an increase of $469,000 over year end 2004. Total deposits increased to $363,094,000 as of March 31, 2005, an increase of $5,138,000, or
1.4% over year end 2004.

     During the first quarter of 2005 the Corporation did reduce borrowed funds slightly. Short term borrowings decreased to $14,236,000 as of March 31, 2005, as compared to $15,512,000 as of
December 31, 2004. Long term borrowings were unchanged from year end 2004 at $66,910,000.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income decreased to $232,235,000 as of March 31, 2005, a decline of $1,565,000, or 0.7% since yearend 2004. The loan portfolio continues to be diversified. Overall asset quality has improved with non performing assets declining slightly since year end 2004. Total allowance for loan losses to total non performing assets was 115.9% as of March 31, 2005, up from 110.0% at year end 2004.

     Besides loans, another primary earning asset is our investment portfolio, which decreased in size from December 31, 2004, to March 31, 2005. Held to maturity securities amounted to $3,317,000 as of March 31, 2005, a decrease of $44,000 from December 31, 2004. Available for sale securities amounted to $235,115,000 as of March 31, 2005, a decrease of $577,000, or 0.2% from year end 2004.
Interest bearing deposits with banks also decreased slightly as of March 31, 2005, to $31,000 from $36,000 at year end 2004.


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


NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with loans past due 90 days or more and still accruing. As of March 31, 2005, total non performing assets were $3,302,000 as compared to $3,480,000 on December 31, 2004. Non performing assets to total loans and foreclosed assets was 1.42% as of March 31, 2005, and 1.49% as of December 31, 2004.

     Interest income received on non performing loans as of March 31, 2005, was zero compared to $113,000 for the year ending of December 31, 2004. Interest income, which would have been recorded on these loans under the original terms as of March 31, 2005, and December 31, 2004, were $57,000 and $253,000, respectively. As of March 31, 2005 and December 31, 2004, there were no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased $5,138,000 as non interest bearing deposits increased by $3,645,000 and interest bearing deposits increased by $1,493,000 as of March 31, 2005, from year end 2004. Total short term and long term borrowings decreased by $1,276,000 from year end 2004.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available for sale increased shareholders' equity, or capital net of taxes, by $1,244,000 as of March 31, 2005, and $3,767,000 as of
December 31, 2004. One factor
which reduced total equity capital as of March 31, 2005, and year end 2004 relates to stock repurchase. The Corporation had 146,627 shares of common stock on March 31, 2005, and 148,264 shares on December 31, 2004, as treasury stock. This had an effect of our reducing our total stockholders' equity by $4,453,000 on March 31, 2005, and $4,508,000 as of December 31, 2004.

     Total stockholders' equity was $51,691,000 as of March 31, 2005, and $53,312,000 as of December 31, 2004. Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2005, our leverage ratio was 9.81% compared to 9.61% as of December 31, 2004. In addition, Tier I risk based capital and total risk based capital ratio as of March 31, 2005, were 16.71% and 18.14%, respectively. The same ratios as of December 31, 2004, were 16.23% and 17.68%, respectively.


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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2004. The composition of rate sensitive assets and rate sensitive liabilities as of March 31, 2005 is very similar to December 31, 2004.


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

                     PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

               None.



     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                Total
                                                 Number         Maximum
                                              of Shares        Number of
                                              Purchased       Shares That
                                               as Part of       May Yet Be
                    Total                       Publicly        Purchased
                     Number      Average       Announced        Under the
                  of Shares      Price Paid     Plans or        Plans or
     Period       Purchased     per Share       Programs        Programs
     ______       _________     _________       ________        ________
January 1 -
January 31,
2005                               --             --         --         85,332 <F1>

February 1 -
February 28,
2005                               --             --         --         85,332

March 1 -
March 31,
2005                               --             --         --         85,332

Total                 --           --             --        85,332

<F1>
This chart has not been adjusted to reflect the 50% stock dividend declared April 13, 2004, to shareholders of record as of April 27, 2004, payable May 11, 2004.



     Item 3.   Defaults Upon Senior Securities

               None.


     Item 4.   Submission of Matters to a Vote of Security Holders

               Annual Meeting of Shareholders of First Keystone
               Corporation held on Tuesday, April 19, 2005, at
               10:00 a.m.


                                                     Votes        Votes
Directors Elected                   Votes For       Against      Withheld
_________________                   _________        ______      _______
Don E. Bower                    3,749,367        37,108          0
John L. Coates                  3,672,725        113,750         0
Dudley P. Cooley                3,749,535        36,940          0


                                                 Broker
Directors Elected               Abstentions      Non-Votes
_________________               ___________      _________
Don E. Bower                    0                0
John L. Coates                  0                0
Dudley P. Cooley                0                0


Directors Continuing:
____________________

Budd L. Beyer, term expires in 2006
Frederick E. Crispin, Jr., term expires in 2006
Jerome F. Fabian, term expires in 2006
Robert J. Wise, term expires in 2006
John E. Arndt, term expires in 2007
J. Gerald Bazewicz, term expires in 2007
Robert E. Bull, term expires in 2007


Matters Voted Upon:
__________________

Selection of J. H. Williams & Co. LLP, as auditors for the
Corporation.

Votes For - 3,753,249
Votes Against - 3,064
Votes Withheld -  0
Abstentions - 30,162
Broker Non-Votes -  0


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

 31.1                Rule 13a-14(a)/15d-14(a) Certification of Chief
                     Executive Officer.

 31.2                Rule 13a-14(a)/15d-14(a) Certification of Chief
                     Financial Officer.

 32.1                Section 1350 Certification of Chief Executive
                     Officer.

 32.2                Section 1350 Certification of Chief Financial
                     Officer.


           (b) During the quarter ended March 30, 2005, the registrant filed the following reports on Form 8K:

Date of Report     Item     Description
______________     ____     ___________

January 31, 2005   2.02     On January 31, 2005, First Keystone
                            Corporation announced its earnings for
                            the quarter and year ended December 31,
                            2004.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


May 3, 2005                  /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



May 3, 2005                  /s/ David R. Saracino
                             David R. Saracino
                             Treasurer/Assistant Secretary
                             (Principal Accounting Officer)

                          INDEX TO EXHIBITS

Exhibit            Description

3i                 Articles of Incorporation, as amended
                   (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10Q for the quarter ended March 31, 2001)

3ii By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant's Report on F Form 10Q for the quarter ended March 31, 2001)

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