Form 10-Q
period 2005-06-30
FIRST KEYSTONE CORP
filed 2005-08-08
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Common Stock, $2 Par Value, 4,397,520 shares as of July 26, 2005.

                   PART I. - FINANCIAL INFORMATION

ITEM.  1  Financial Statements


                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)

                                                   June           December
                                                   2005            2004
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $  7,766        $  6,150
Interest bearing deposits with banks                     21              36
Investment securities, available-for-
   sale securities carried at
   estimated fair value                             243,360         235,692
Investment securities, held to
   maturity estimated fair value of
   $3,279 and $3,364                                  3,266           3,361
Loans, net of unearned income                       232,269         233,800
Allowance for loan losses                            (3,630)         (3,828)
                                                   ________        ________
Net loans                                          $228,639        $229,972
Bank premises and equipment-net                       5,207           5,369
Accrued interest receivable                           2,642           2,727
Cash surrender value of bank owned
   life insurance                                    11,247          11,033
Goodwill                                              1,224           1,224
Other assets                                          1,882           2,051
                                                   ________        ________
      TOTAL ASSETS                                 $505,254        $497,615
                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 39,174        $ 35,803
   Interest bearing                                 320,995         322,153
                                                   ________        ________
      TOTAL DEPOSITS                               $360,169        $357,956
Short-term borrowings                                18,565          15,512
Long-term borrowings                                 66,910          66,910
Accrued interest and other expenses                   2,208           1,877
Other liabilities                                     2,191           2,048
                                                   ________        ________
      TOTAL LIABILITIES                            $450,043        $444,303

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share               $  9,079        $  9,079
Surplus                                              12,389          12,505
Retained earnings                                    34,163          32,469
Accumulated other comprehensive
   income                                             3,877           3,767
Less treasury stock at cost 142,053
   shares in 2005 and 148,264
   in 2004                                           (4,297)         (4,508)
                                                   ________        ________
   TOTAL STOCKHOLDERS' EQUITY                      $ 55,211        $ 53,312
                                                   ________        ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $505,254        $497,615
                                                   ========        ========

See Accompanying Notes to Consolidated Financial Statements




                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                (Unaudited)


(Amounts in thousands except per share data)

                                                  2005            2004
INTEREST INCOME
Interest and fees on loans                           $3,618          $3,621
Interest and dividend income
   on securities                                      2,851           2,618
Deposits in banks                                        19               7
Interest on federal funds sold                            3               0
                                                     ______          ______
   TOTAL INTEREST INCOME                             $6,491          $6,246
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $1,923          $1,697
Short-term borrowings                                    88              34
Long-term borrowings                                    771             713
                                                     ______          ______
   TOTAL INTEREST EXPENSE                            $2,782          $2,444
                                                     ______          ______
   Net interest income                               $3,709          $3,802
Provision for loan losses                               200             125
                                                     ______          ______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      $3,509          $3,677
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  128          $  130
Service charges and fees                                562             582
Bank owned life insurance income                        108             111
Gain on sale of loans                                    21              14
Investment securities gains
   (losses) - net                                        87             104
Other                                                    10               8
                                                     ______          ______
   TOTAL NON-INTEREST INCOME                         $  916          $  949
                                                     ______          ______
NON-INTEREST EXPENSE
Salaries and employee benefits                       $1,257          $1,232
Occupancy, net                                          134             174
Furniture and equipment                                 176             179
Professional services                                    85             101
State shares tax                                        120             111
Other                                                   617             571
                                                     ______          ______
   TOTAL NON-INTEREST EXPENSES                       $2,389          $2,368
                                                     ______          ______
Income before income taxes                           $2,036          $2,258
Income tax expense                                      339             470
                                                     ______          ______
Net Income                                           $1,697          $1,788
                                                     ======          ======
PER SHARE DATA
   Net Income Per Share*:
      Basic                                          $  .39          $  .41
      Diluted                                           .39             .41
      Cash dividends per share*                         .20             .18


*Adjusted for a 3 for 2 stock split in the form of a 50% stock dividend declared April 13, 2004 to shareholders of record
April 27, 2004, distributed May 11, 2004.

See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2005              2004
INTEREST INCOME
Interest and fees on loans                         $ 7,239         $ 7,205
Interest and dividend income
   on securities                                     5,650           5,287
Deposits in banks                                       40              15
Interest on federal funds sold                           3               0
                                                   _______         _______
   TOTAL INTEREST INCOME                           $12,932         $12,507
                                                   _______         _______
INTEREST EXPENSE
Deposits                                           $ 3,724         $ 3,382
Short-term borrowings                                  160              67
Long-term borrowings                                 1,528           1,422
                                                   _______         _______
   TOTAL INTEREST EXPENSE                          $ 5,412         $ 4,871
                                                   _______         _______
   Net interest income                             $ 7,520         $ 7,636
Provision for loan losses                              350             275
                                                   _______         _______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                    $ 7,170         $ 7,361
                                                   _______         _______
NON-INTEREST INCOME
Trust department                                   $   252         $   299
Service charges and fees                             1,048           1,056
Bank owned life insurance income                       215             224
Gain on sale of loans                                   40              98
Investment securities gains
   (losses) - net                                      143             165
Other                                                   21              50
                                                   _______         _______
   TOTAL NON-INTEREST INCOME                       $ 1,719         $ 1,892
                                                   _______         _______
NON-INTEREST EXPENSE
Salaries and employee benefits                     $ 2,525         $ 2,484
Occupancy, net                                         279             325
Furniture and equipment                                351             360
Professional services                                  201             173
State shares tax                                       239             222
Other                                                1,125           1,059
                                                   _______         _______
   TOTAL NON-INTEREST EXPENSES                     $ 4,720         $ 4,623
                                                   _______         _______
Income before income taxes                         $ 4,169         $ 4,630
Income tax expense                                     717             986
                                                   _______         _______
Net Income                                         $ 3,452         $ 3,644

PER SHARE DATA
   Net Income Per Share*:
      Basic                                        $   .79         $   .83
      Diluted                                          .79             .83
      Cash dividends per share*                        .40             .35

*Adjusted for a 3 for 2 stock split in the form of a 50% stock dividend declared April 13, 2004 to shareholders of record April 27, 2004, distributed May 11, 2004.

See Accompanying Notes to Consolidated Financial Statements




                        FIRST KEYSTONE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                (Unaudited)

(Amounts in thousands)

                                                  2005            2004
OPERATING ACTIVITIES
Net income                                         $  3,452         $  3,644
Adjustments to reconcile net
   income to net cash provided by
   operating activities:
   Provision or loan losses                             350              275
   Stock option expense                                   0               48
   Provision for depreciation and
      amortization                                      283              299
   Premium amortization on investment
      securities                                        212              435
   Accretion of core deposit net
      discount                                          (41)             (48)
   Discount accretion on investment
      securities                                       (331)            (242)
   Gain on sale of mortgage loans                       (40)             (98)
   Proceeds from sale of mortgage
      loans                                           2,370            8,122
   Originations of mortgage loans
      for resale                                     (2,572)          (3,228)
   Gain on sales of investment
      securities                                       (143)            (165)
   Deferred income tax (benefit)                          8             (108)
   (Increase) decrease in interest
      receivable and other assets                       305             (243)
   Increase in cash surrender value
      of bank owned life insurance                     (214)            (224)
   Increase in interest payable,
      accrued expenses and other
      liabilities                                       957              667
                                                   ________         ________
   Net Cash Provided by Operating
      Activities                                   $  4,596         $  9,134

INVESTING ACTIVITIES
   Purchases of investment
      securities available for sale                $(72,079)        $(37,625)
   Purchases of investment
      securities held to maturity                         0           (1,000)
   Proceeds from sales of investment
      securities available for sale                  43,910           15,183
   Proceeds from maturities and
      redemptions of investment
      securities available for sale                  20,322           16,032
   Proceeds from maturities and
      redemption of investment
      securities held to maturity                        96            5,478
   Net (increase) decrease in loans                   1,226          (11,324)
   Purchase of premises and equipment                   (73)            (797)
   Final settlement on acquisition of
      branch                                              0             (414)
                                                   ________         ________
   Net Cash Used by Investing
      Activities                                   $ (6,598)        $(14,467)

FINANCING ACTIVITIES
   Net increase in deposits                        $  2,213         $  8,186
   Net increase (decrease) in
      short-term borrowings                           3,053           (2,322)
   Net increase (decrease) in
      long-term borrowings                                0            2,500
   Proceeds from sale of treasury
      stock                                              95               20
   Cash dividends                                    (1,758)          (1,550)
   Dividends paid in lieu of
      fractional shares                                   0               (3)
                                                   ________         ________
   Net Cash Provided by Financing
      Activities                                   $  3,603         $  6,831

Increase (Decrease) in Cash and
   Cash Equivalent                                 $  1,601         $  1,498
Cash and Cash Equivalents,
   Beginning                                          6,186            5,941
                                                   ________         ________
Cash and Cash Equivalents, Ending                  $  7,787         $  7,439
                                                   ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
   Cash paid during period for
      Interest                                     $  5,323         $  4,934
      Income Taxes                                      307            1,130

See Accompanying Notes to Consolidated Financial Statements



                      FIRST KEYSTONE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2005
                             (Unaudited)


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

NATURE OF OPERATIONS

     The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly-owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 10 full service offices and 13 ATMs located in Columbia, Luzerne and Montour Counties. The Corporation and its subsidiary must also adhere to certain federal banking laws and regulations and are subject to periodic examinations made by various federal agencies.

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

DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale.
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the six month period ended June 30, 2005 and year ended December 31, 2004, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $128,000 in 2005 and 2004. The amortization of the investments in the limited partnerships was $48,000 and $46,000 for the six months ended June 30, 2005 and 2004, respectively. The carrying value of the investments as of June 30, 2005 and December 31, 2004 was $742,000 and $790,000, respectively and is carried in other assets in the accompanying consolidated balance sheets.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to employees", and its related guidance. SFAS No. 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123 (revised
2004) is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

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

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six month period ended June 30, 2005 and 2004, was approximately
$109,000 and $145,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2005 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


Note 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended June 30, 2005, and June 30, 2004, were as follows:


(amounts in thousands)
                                                2005         2004
                                                ____         ____

Balance, January 1                               $3,828        $3,524
Provision charged to
   operations                                       350           275
Loans charged off                                  (567)         (132)
Recoveries                                           19            33
                                                               ______   ______
Balance, June 30                                 $3,630        $3,700
                                                               ======   ======


     At June 30, 2005, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $1,787,000. These impaired loans had a related allowance for loan losses of $138,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At June 30, 2005, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

  Non accrual loans at June 30, 2005 and December 31, 2004 were
$1,787,000 and $3,405,000, respectively, all of which were considered impaired.

     Loans past due 90 days or more and still accruing interest amounted to $47,000 and $69,000 on June 30, 2005 and December 31,
2004, respectively.

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

     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.
The contract or notional amounts at June 30, 2005, and December 31, 2004, were as follows:


(amounts in thousands)                     June 30,       December 31,
                                              2005           2004
                                              ____           ____
Financial instruments whose
   contract amounts represent
   credit risk:
   Commitments to extend credit                 $22,070        $22,363
   Financial standby letters
      of credit                                 $ 1,361        $ 1,760
   Performance standby letters
      of credit                                 $   248        $   265


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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at June 30, 2005, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.


Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended June 30, 2005, were are follows:


(Amounts in thousands, except common share data)


                                         Common          Common
                                         Shares         Stock       Surplus
                                         ______          ______     _______
Balance at January 1, 2005                4,539,573       $9,079       $12,505

Comprehensive Income:
Net Income
Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects
Total comprehensive
    income (loss)
 Sale of 6,211 shares
    treasury stock                                                        (116)
Cash dividends -
   $.40 per share
                                          _________       ______       _______
Balance at June 30, 2005                  4,539,573       $9,079       $12,389



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      _______
Balance at January 1, 2005                           $32,469        $3,767

Comprehensive Income:
Net Income                             $3,452          3,452
Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects                                110                          110
                                      _______
Total comprehensive
    income (loss)                     $ 3,562
                                      =======
 Sale of 6,211 shares
    treasury stock
Cash dividends -
   $.40 per share                                     (1,758)
                                                     _______        ______
Balance at June 30, 2005                             $34,163        $3,877




(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2005                        $(4,508)       $53,312

Comprehensive Income:
Net Income                                                         3,452
Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects                                                           110
Total comprehensive
    income (loss)
 Sale of 6,211 shares
    treasury stock                                    211             95
Cash dividends -
   $.40 per share                                                 (1,758)
                                                  _______        _______
Balance at June 30, 2005                          $(4,297)       $55,211


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

     The results of operations for the six month period ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2005, and the related consolidated statements of income for the three and six month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six month periods ended June 30, 2005 and 2004. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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




/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP


Kingston, Pennsylvania
July 13, 2005

ITEM 2.  First Keystone Corporation Management's
         Discussion and Analysis of Financial Condition and Results of Operation as of June 30, 2005


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the second quarter of 2005 of $1,697,000, a decrease of $91,000, or 5.1% from the second quarter of 2004. Six months net income for the period ended June 30, 2005, amounted to $3,452,000, a decrease of $192,000 or 5.3% from the $3,644,000 net income reported June 30, 2004. Net interest income decreased in both the second quarter of 2005 and for the six months ending June 30, 2005, when compared to the same periods in 2004. The continued tightening of our net interest margin resulted from liability or interest expense increasing faster than interest income. Also, a decline in non interest income in both the second quarter and for the six months ended June 30, 2005, put additional pressure on earnings. On a per share basis, net income per share decreased to $.79 for the six months of 2005 compared to $.83 for the first six months of 2004, while dividends increased to $.40 per share up from $.35 per share in 2004, or an increase of 14.3%. Data has been adjusted to reflect a 3 for 2 stock split in the form of a 50% stock dividend paid May 11, 2004.

     Year-to-date net income annualized amounts to a return on average common equity of 12.94% and a return on assets of 1.40%.
For the six months ended June 30, 2004, these measures were 13.80% and 1.49%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 2005, interest income amounted to $6,491,000, an increase of $245,000 or 3.9% from the second quarter of 2004. Interest expense amounted to $2,782,000 in the second quarter of 2005, an increase of $338,000, or 13.8% from the second quarter of 2004. As a result, net interest income amounted to $3,709,000 in the second quarter of 2005, a decrease of $93,000, or 2.4% from the second quarter of 2004. Year to date for the six months ended June 30, 2005, net interest income decreased $116,000, or 1.5% to $7,520,000 from $7,636,000 in 2004.

     Our net interest margin for the quarter ended June 30, 2005, was 3.50% compared to 3.58% for the quarter ended June 30, 2004.
For the six months ended June 30, 2005, our net interest margin was 3.59% compared to 3.60% for the first six months of 2004.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended June 30, 2005, was $200,000 as compared to $125,000 for the second quarter of 2004. Year to date, the provision for loan losses amounts to $350,000 in 2005 an increase of $75,000 over June 30, 2004. Net charge offs amounted to $548,000 for the six months ended June 30, 2005, as compared to $99,000 for the first six months of 2004. The increase in charge offs in 2005 relates primarily to a write down of commercial real estate acquired through foreclosure.

     The allowance for loan losses as a percentage of loans, net of unearned interest remains strong at 1.56% as of June 30, 2005, as compared to 1.64% as of December 31, 2004.


NON-INTEREST INCOME

     Total non interest or other income was $916,000 for the quarter ended June 30, 2005, as compared to $949,000 for the quarter ended June 30, 2004. Excluding investment security gains and losses, non interest income was $829,000 for the second quarter of 2005, as compared to $845,000 in the second quarter of 2004, a decrease of 1.9%. For the six months ended June 30, 2005, total non interest income was $1,719,000, a decrease of $173,000, or 9.1% from the first six months of 2004. In both the second quarter of 2005 and for the six months ended June 30, 2005, the decrease in non interest income was primarily the result of a decline in both trust department income and service charges and fees. Also, investment securities gains are reduced in both the second quarter and for the six months of 2005 when compared to the same periods in 2004.


NON-INTEREST EXPENSES

     Total non-interest, or other expenses, was $2,389,000 for the quarter ended June 30, 2005, as compared to $2,368,000 for the quarter ended June 30, 2004. The increase of only $21,000, or 0.9% illustrates our emphasis on expense control in the second quarter of 2005.

     For the six months ended June 30, 2005, total non interest expense was $4,720,000, an increase of $97,000, or 2.1% over the first six months of 2004. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 53.5% of total non interest expense for the six months ended June 30, 2005, as compared to 53.7% for the first six months of 2004. Salaries and benefits amounted to $2,525,000 for the six months ended June 30, 2005, an increase of $41,000, or 1.7% over the first six months of 2004. Net occupancy expense, including furniture and equipment, amounted to $630,000 for the six-months ended June 30, 2005, a decrease of $55,000, or 8.0% from 2004. Professional services increased $28,000 or 16.2% over the first six months of 2004. State shares tax likewise increased by $17,000 or 7.7% over the first six months of 2004. Other non interest expenses amounted to $1,125,000 for the six months ended June 30, 2005, an increase of $66,000, or 6.2% over the first six months of 2004. Even with the increase in non interest expenses in 2005, our overall non interest expense continues at less than 2.0% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 16.7% for the second quarter of 2005 as compared to 20.8% for the second quarter of 2004. For the six months ended June 30, 2005, our tax liability amounted to $717,000 for an effective tax rate of 17.2% as compared to an effective tax rate of 21.3% for the first six months of 2004.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $505,254,000 as of June 30, 2005, an increase of $7,639,000, or 1.5% over year end 2004. Total deposits increased to $360,169,000 as of June 30, 2005, an increase of $2,213,000, or 0.6% over year end 2004.

     The Corporation increased short term borrowings by $3,053,000, or 19.7% as of June 30, 2005, when compared to year end 2004.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income decreased slightly to $232,269,000 as of June 30, 2005, from $233,800,000, or 0.7% since year end 2004. The loan portfolio continues to be well diversified. Asset quality has improved with non-performing assets declining since year end 2004.

     In addition to loans, another primary earning asset is our investment portfolio which increased in size from December 31, 2004, to June 30, 2005. Available for sale securities amounted to $243,360,000 as of June 30, 2005, an increase of $7,668,000, or 3.3%
from year end 2004. Held to maturity securities decreased to $3,266,000 as of June 30, 2005, a decrease of $95,000, or 2.8% from year end 2004.


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


NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of June 30, 2005, total non performing assets were $1,984,000 as compared to $3,480,000 on December 31, 2004. Non performing assets to total loans and foreclosed assets was .85% as of June 30, 2005, and 1.49% as of December 31, 2004.

     Interest income received on non performing loans as of June 30, 2005, was $1,000 compared to $113,000 as of December 31, 2004.
Interest income, which would have been recorded on these loans under the original terms as of June 30, 2005, and December 31, 2004, was $67,000 and $253,000, respectively. As of June 30, 2005 and December 31, 2004, there was no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $2,213,000 as non interest bearing deposits increased by $3,371,000 and interest bearing deposits decreased by $1,158,000 as of June 30, 2005, from year end 2004. Total short term and long term borrowings increased to $85,475,000 as of June 30, 2005, as compared to $82,422,000 as of year end 2004 because short term borrowings increased $3,053,000.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available for sale increased shareholders' equity, or capital, net of taxes, by $3,877,000 as of June 30, 2005, and $3,767,000 as of
December 31, 2004. Treasury stock as of June 30, 2005 and December 31, 2004 had an effect of our reducing our total stockholders' equity by $4,297,000 on June 30, 2005, and $4,508,000 on December
31, 2004.

     Total stockholders' equity was $55,211,000 as of June 30, 2005, and $53,312,000 as of December 31, 2004. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2005, our leverage ratio was 9.97% compared to 9.61% as of December 31, 2004. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2005, were 17.24% and 18.67%, respectively.
The same ratios as of December 31, 2004, were 16.23% and 17.68%, respectively.


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

                     PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

               None.


     Item 2.   Changes in Securities, Use of Proceeds and Issuer
               Purchases of Equity Securities

                                                Total
                                                 Number         Maximum
                                              of Shares        Number of
                                              Purchased       Shares That
                                               as Part of       May Yet Be
                    Total                       Publicly        Purchased
                     Number      Average       Announced        Under the
                  of Shares      Price Paid     Plans or        Plans or
     Period       Purchased     per Share       Programs        Programs
     ______       _________     _________       ________        ________
April 1 -
April 30,
2005                               --             --         --         85,332 <F1>

May 1 -
May 31,
2005                               --             --         --         85,332

June 1 -
June 30,
2005                               --             --         --         85,332

Total                 --           --             --        85,332

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

 31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief
                       Executive Officer.

 31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief
                       Financial Officer.

 32.1              Section 1350 Certification of Chief Executive
                       Officer.

 32.2              Section 1350 Certification of Chief Financial
                       Officer.


          (b) During the quarter ended June 30, 2005, the registrant filed the following reports on Form 8K:

Date of Report     Item     Description
______________     ____     ___________

April 29, 2005     5        On April 29, 2005, the Registrant
                            issued a press release announcing its
                            earnings for the quarter ended March
                            31, 2005.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST KEYSTONE CORPORATION
                              Registrant


August 5, 2005                /s/ J. Gerald Bazewicz
                              J. Gerald Bazewicz
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)



August 5, 2005                /s/ David R. Saracino
                              David R. Saracino
                              Treasurer/Assistant Secretary
                              (Principal Accounting Officer)

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