Form 10-Q
period 2005-09-30
FIRST KEYSTONE CORP
filed 2005-11-09
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2005

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

                      Yes  [X]        No  [  ]


The number of shares outstanding of the issuer's common stock as of November 1, 2005, was 4,392,520.

                   PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                                                  September       December
                                                     2005          2004
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $  7,688        $  6,150
Interest bearing deposits with banks                 11,774              36
Investment securities, available for
   sale securities carried at
   estimated fair value                             253,532         235,692
Investment securities, held to
   maturity securities, estimated
   fair value of $3,257 and $3,364                    3,257           3,361
Loans, net of unearned income                       232,084         233,800
Allowance for loan losses                            (3,677)         (3,828)
                                                   ________        ________
Net loans                                          $228,407        $229,972
                                                   ________        ________
Bank premises and equipment net                       5,130           5,369
Other real estate owned                                 216               0
Accrued interest receivable                           2,517           2,727
Cash surrender value of bank
   owned life insurance                              11,357          11,033
Goodwill                                              1,224           1,224
Other assets                                          1,620           2,051
                                                   ________        ________
   TOTAL ASSETS                                    $526,722        $497,615
                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 42,573        $ 35,803
   Interest bearing                                 333,040         322,153
                                                   ________        ________
      TOTAL DEPOSITS                               $375,613        $357,956
Short-term borrowings                                12,490          15,512
Long-term borrowings                                 65,535          66,910
Accrued interest and other expenses                   2,214           1,877
Other liabilities                                    16,193           2,048
                                                   ________        ________
      TOTAL LIABILITIES                            $472,045        $444,303

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share               $  9,079        $  9,079
Surplus                                              12,389          12,505
Retained earnings                                    35,088          32,469
Accumulated other comprehensive income                2,530           3,767
Less treasury stock at cost 147,053
   shares in 2005 and  148,264 in 2004               (4,409)         (4,508)
                                                   ________        ________
   TOTAL STOCKHOLDERS' EQUITY                      $ 54,677        $ 53,312
                                                   ________        ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $526,722        $497,615
                                                   ========        ========

See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED September 30, 2005 AND 2004
                                (Unaudited)


(Amounts in thousands except per share data)

                                                  2005            2004
INTEREST INCOME
Interest and fees on loans                           $3,746          $3,673
Interest and dividend income
   on securities                                      2,887           2,649
Deposits in banks                                         4              11
                                                     ______          ______
   TOTAL INTEREST INCOME                             $6,637          $6,333
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $2,080          $1,745
Short-term borrowings                                   164              35
Long-term borrowings                                    737             737
                                                     ______          ______
   TOTAL INTEREST EXPENSE                            $2,981          $2,517
                                                     ______          ______
   Net interest income                               $3,656          $3,816
Provision for loan losses                               150             675
                                                     ______          ______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      $3,506          $3,141
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  106          $  115
Service charges and fees                                586             581
Bank owned life insurance income                        109             112
Gain on sale of loans                                    14              83
Investment securities gains
   (losses) - net                                        89             411
Other                                                    11              11
                                                     ______          ______
   TOTAL NON-INTEREST INCOME                         $  915          $1,313
                                                     ______          ______
NON-INTEREST EXPENSES
Salaries and employee benefits                       $1,144          $1,126
Occupancy, net                                          152             177
Furniture and equipment                                 148             182
Professional services                                    99             146
State shares tax                                        121             112
Other                                                   581             523
                                                     ______          ______
   TOTAL NON-INTEREST EXPENSES                       $2,245          $2,266
                                                     ______          ______
Income before income taxes                           $2,176          $2,188
Income tax expense                                      372             398
                                                     ______          ______
Net Income                                           $1,804          $1,790
                                                     ======          ======
PER SHARE DATA
   Basic                                             $  .41          $  .41
   Diluted                                              .41             .41
   Cash dividends per share                             .20             .18


See Accompanying Notes to Consolidated Financial Statements




                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
           FOR THE NINE MONTHS ENDED September 30, 2005 AND 2004
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2005              2004
INTEREST INCOME
Interest and fees on loans                         $10,985         $10,878
Interest and dividend income
   on securities                                     8,537           7,936
Deposits in banks                                       44              26
Interest on federal funds sold                           3               0
                                                   _______         _______
   TOTAL INTEREST INCOME                           $19,569         $18,840
                                                   _______         _______
INTEREST EXPENSE
Deposits                                           $ 5,804         $ 5,127
Short-term borrowings                                  324             102
Long-term borrowings                                 2,265           2,159
                                                   _______         _______
   TOTAL INTEREST EXPENSE                          $ 8,393         $ 7,388
                                                   _______         _______

   Net interest income                             $11,176         $11,452
Provision for loan losses                              500             950
                                                   _______         _______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                    $10,676         $10,502
                                                   _______         _______
NON-INTEREST INCOME
Trust department                                   $   358         $   414
Service charges and fees                             1,634           1,637
Bank owned life insurance income                       324             336
Gain on sale of loans                                   54             181
Investment securities gains
   (losses) - net                                      232             576
Other                                                   32              61
                                                   _______         _______
   TOTAL NON-INTEREST INCOME                       $ 2,634         $ 3,205
                                                   _______         _______
NON-INTEREST EXPENSE
Salaries and employee benefits                     $ 3,669         $ 3,610
Occupancy, net                                         431             502
Furniture and equipment                                499             542
Professional services                                  300             319
State shares tax                                       360             334
Other                                                1,706           1,582
                                                   _______         _______
   TOTAL NON-INTEREST EXPENSES                     $ 6,965         $ 6,889
                                                   _______         _______

Income before income taxes                         $ 6,345         $ 6,818
Income tax expense                                   1,089           1,384
                                                   _______         _______
Net Income                                         $ 5,256         $ 5,434
                                                   =======         =======
PER SHARE DATA
   Basic                                           $  1.20         $  1.24
   Diluted                                            1.19            1.23
   Cash Dividends                                      .60             .53

See Accompanying Notes to Consolidated Financial Statements




                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED September 30, 2005 AND 2004
                                (Unaudited)

(Amounts in thousands)
                                                  2005            2004
OPERATING ACTIVITIES
Net income                                        $   5,256         $  5,434
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Provision for loan losses                            500              950
   Stock option expense                                   0               48
   Provision for depreciation and
      amortization                                      409              447
   Premium amortization on investment
      securities                                        318              626
   Accretion of core deposit net
      discount                                          (65)             (71)
   Discount accretion on investment
      securities                                       (522)            (389)
   Gain on sale of mortgage loans                       (54)            (181)
   Proceeds from sale of mortgage loans               3,930           11,669
   Originations of mortgage loans
      for resale                                     (4,512)          (4,941)
   (Gain) loss on sales of investment
      securities                                       (232)            (576)
   Deferred income tax (benefit)                         (6)            (313)
   (Increase) decrease in interest
      receivable and other assets                       664               (4)
   Increase in cash surrender value
      of bank owned life insurance                     (324)            (336)
   Increase (decrease) in interest
      payable, accrued expenses and
      other liabilities                                 210              353
                                                  _________         ________
   Net Cash Provided by Operating
      Activities                                  $   5,572         $ 12,716
                                                  _________         ________
INVESTING ACTIVITIES
   Purchases of investment
      securities available-for-sale               $(105,676)        $(67,902)
   Purchase of investment
      securities held-to-maturity                         0           (1,630)
   Proceeds from sales of investment
      securities available-for-sale                  71,423           40,845
   Proceeds from maturities and
      redemptions of investment
      securities available-for-sale                  29,858           22,616
   Proceeds from maturities and
      redemption of investment
      securities held-to-maturity                       104            5,490
   Net (increase) decrease in loans                   1,486          (11,643)
   Purchase of premises and equipment                   (97)            (871)
   Final settlement on acquisition
      of branch                                           0             (414)
                                                  _________         ________
   Net Cash Used by Investing
      Activities                                  $  (2,902)        $(13,509)

FINANCING ACTIVITIES
   Net increase (decrease)
      in deposits                                 $  17,657         $  9,912
   Net increase (decrease) in
      short-term borrowings                          (3,022)          (2,485)
   Net increase (decrease) in
      long-term borrowings                           (1,375)           3,965
   Acquisition of treasury stock                       (112)               0
   Proceeds from sale of
      treasury stock                                     95               45
   Cash dividends                                    (2,637)          (2,340)
   Dividend paid in lieu of
      fractional shares                                   0               (3)
                                                  _________         ________
   Net Cash Provided by
      Financing Activities                        $  10,606         $  9,094
   Increase (Decrease) in Cash
      and Cash Equivalents                           13,276            8,301
Cash and Cash Equivalents,
   Beginning                                          6,186            5,941
                                                  _________         ________
Cash and Cash Equivalents,
   Ending                                         $  19,462         $ 14,242
                                                  =========         ========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for:
      Interest                                    $   8,233         $  7,419
      Income Taxes                                      556            1,562


See Accompanying Notes to Consolidated Financial Statements



                      FIRST KEYSTONE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2005
                             (Unaudited)

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

DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale.
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the nine month period ended September 30, 2005 and year ended December 31, 2004, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $128,000 in 2005 and 2004. The amortization of the investments in the limited partnerships was $72,000 and $92,000 for the nine months ended September 30, 2005 and 2004, respectively. The carrying value of the investments as of September 30, 2005 and December 31, 2004 was $719,000 and $791,000,
respectively and is carried in other assets in the accompanying consolidated balance sheets.

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

     As of the first quarter 2003, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures - an amendment of FASB Statement No. 123" and also follows the guidance in SFAS No. 123R, effective for periods ending after June 15, 2005. The Corporation elected to use the "prospective method" of accounting for stock options as allowed by the Standard. Accordingly, compensation expense was recognized for the year ended December 31, 2004 in the amount of $48,000 being the vested portion attributable to stock options granted in 2003. No options were granted in 2004.

     Stock options were granted September 27, 2005 with a total related compensation expense of $22,000. The expense will be recognized over the vesting period. Accordingly, $11,000 will be expensed in the fourth quarter of 2005 and the balance of $11,000 will be expensed in the first quarter of 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2004, the Financial Accounting Standards Board
(FASB) issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which allows companies to recognize or defer recognizing the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or Medicare Act, for annual financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the Medicare Act affect accounting measurements. This standard does not have any material impact on the Corporation's consolidated financial condition or results of operations.

     In September 2004, the FASB issued Staff Position Emerging
Issues Task Force ("EITF") Issue No. 03-01, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments", which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01. EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other than temporarily impaired and was originally effective for other than temporarily impaired evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other than temporary impairment as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-01 remains effective. The delay will be superseded concurrent with the final issuance of EITF Issue No.
        03-01a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads.

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets," which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmenetary exchanges occurring in fiscal periods beginning after June 15, 2005. This standard did not have any material impact on the Corporation's consolidated financial condition or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment". This Statement is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related guidance. SFAS No. 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This Statement established fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This standard did not have any material impact on the Corporation's consolidated financial condition or results of operations.

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine month period ended September 30, 2005 and 2004, was approximately $173,000 and $232,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2005 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.

Note 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended September 30, 2005, and September 30, 2004, were as follows:


(amounts in thousands)
                                                2005        2004
                                               ______       ______
Balance, January 1                               $3,828        $3,524
Provision charged to operations                     500           950
Loans charged off                                  (678)         (195)
Recoveries                                           27            35
                                                               ______   ______
Balance, September 30                            $3,677        $4,314
                                                               ======   ======


     At September 30, 2005, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $1,734,000. These impaired loans had a related allowance for loan losses of $140,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

  At September 30, 2005, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

  Non accrual loans at September 30, 2005 and December 31, 2004 were $1,734,000 and $3,405,000, respectively, all of which were considered impaired.

  Loans past due 90 days or more and still accruing interest amounted to $31,000 and $69,000 on September 30, 2005 and December 31, 2004, respectively.

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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at September 30, 2005, and December 31, 2004, were as follows:


(amounts in thousands)
                                          September 30,     December 31,
                                               2005             2004
                                               ____             ____
Financial instruments whose
   contract amounts represent
   credit risk:
   Commitments to extend
      credit                                    $20,207          $22,363
   Financial standby letters
      of credit                                   1,251            1,760
   Performance standby
      letters of credit                             268              265



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at September 30, 2005, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.

Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended September 30, 2005, were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock       Surplus
                                         ______          ______     _______
Balance at January 1, 2005                4,539,573       $9,079       $12,505

Comprehensive Income:
Net Income
Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects
Total comprehensive
    income (loss)
  Sale of 6,211 shares
    treasury stock                                                        (116)
  Purchase of 5,000 shares
    of treasury stock
Cash dividends -
   $.60 per share
                                          _________       ______       _______
Balance at September 30, 2005             4,539,573       $9,079       $12,389
                                          =========       ======       =======



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______        _______      ___________
Balance at January 1, 2005                           $32,469        $3,767

Comprehensive Income:
Net Income                             $5,256          5,256
Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects                             (1,237)                      (1,237)
                                       ______
Total comprehensive
   income (loss)                       $4,019
                                       ======
   Sale of 6,211 shares
     treasury stock
   Purchase of 5,000 shares
     of treasury stock
Cash dividends -
   $.60 per share                                     (2,637)
                                                     _______        ______
Balance at September 30, 2005                        $35,088        $2,530
                                                     =======        ======



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2005                        $(4,508)       $53,312

Comprehensive Income:
Net Income                                                         5,256
Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects                                                        (1,237)
Total comprehensive
   income (loss)
   Sale of 6,211 shares
     treasury stock                                   211             95
   Purchase of 5,000 shares
     of treasury stock                               (112)          (112)
Cash dividends -
   $.60 per share                                                 (2,637)
                                                  _______        _______
Balance at September 30, 2005                     $(4,409)       $54,677
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

     The results of operations for the nine month period ended
September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of September 30, 2005, and the related consolidated statements of income for the three and nine month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2004. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
October 17, 2005

Item 2.   First Keystone Corporation Management's
          Discussion and Analysis of Financial Condition and Results of Operation as of September 30, 2005


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the third quarter of 2005 of $1,804,000, an increase of $14,000 or 0.8% over the third quarter of 2004. Nine months net income for the period ended September 30, 2005, amounted to $5,256,000, a decrease of 3.3% from the $5,434,000 net income reported September 30, 2004. Net interest income tightened in both the third quarter of 2005 and for the first nine months of 2005. In addition, non interest income declined in both the third quarter and year to date in 2005 primarily due to a reduction in both trust department income and gains on sale of loans. Finally, investment securities gains were also less in 2005 than 2004. A substantial reduction in the provision for loan losses accounts primarily for the increase in third quarter 2005 net income. Also, year to date provision for loan losses of $500,000 in 2005 as compared to $950,000 in 2004 help offset the reduction in net interest income and non interest income as the corporation continued its excellent control over non interest expense. On a per share basis, net income per share was $1.20 for the nine months of 2005, as compared to $1.24 for the first nine months of 2004, while dividends increased to $.60 per share up from $.53 in 2004, or an increase of 13.2%.

     Year to date net income annualized amounts to a return on average common equity of 12.95% and a return on assets of 1.39%.
For the nine months ended September 30, 2004, these measures were 13.80% and 1.47%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 2005, interest income amounted to $6,637,000, an increase of $304,000 or 4.8% from the third quarter of 2004. Interest expense amounted to $2,981,000 in the third quarter of 2005, an increase of $464,000 or 18.4% over the third quarter of 2004. Accordingly, net interest income amounted to $3,656,000 in the third quarter of 2005, a decrease of $160,000, or 4.2% from the third quarter of 2004. Year to date for the nine months ended September 30, 2005, total interest income increased $729,000, or 3.9% from the first nine months of 2004. Total interest expense increased $1,005,000, or 13.6% for the first nine months of 2005 over 2004. This resulted in net interest income decreasing $276,000 to $11,176,000 as of September 30, 2005.

     Our net interest margin for the quarter ended September 30, 2005, was 3.46% compared to 3.64% for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, our net interest margin was 3.49% compared to 3.61% for the first nine months of 2004.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 2005, was $150,000 compared to $675,000 for the third quarter of 2004. Year to date, the provision for loan losses amounts to $500,000 in 2005 as compared to the $950,000 provision for the period ended September 30, 2004. Net charge offs amounted to $651,000 for the nine months ended September 30, 2005, as compared to $160,000 for the first nine months of 2004.

     The allowance for loan losses as a percentage of loans, net of unearned interest was 1.58% as of September 30, 2005, and 1.64% as of December 31, 2004.


NON-INTEREST INCOME

     Total non interest or other income was $915,000 for the quarter ended September 30, 2005, as compared to $1,313,000 for the quarter ended September 30, 2004. Excluding investment security gains and losses, non interest income was $826,000 for the third quarter of 2005, as compared to $902,000 in the third quarter of 2004, a decrease of 8.4%. For the nine months ended September 30, 2005, total non interest income was $2,634,000, as compared to $3,205,000, or a 17.8% decrease from the first nine months of 2004. In both the third quarter of 2005 and for the nine months ended September 30, 2005, the decrease in non interest income was primarily the result of a decrease in trust department revenue, reduced gains on sale of loans, and reduced gains on investment securities.


NON-INTEREST EXPENSES

     Total non interest, or other expenses, was $2,245,000 for the quarter ended September 30, 2005, as compared to $2,266,000 for the quarter ended September 30, 2004, a decrease of $21,000, or 0.9%.

     For the nine months ended September 30, 2005, total non interest expense was $6,965,000, an increase of $76,000, or 1.1% over the first nine months of 2004. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 52.7% of total non interest expense for the nine months ended September 30, 2005, as compared to 52.4% for the first nine months of 2004. Salaries and benefits amounted to $3,669,000 for the nine months ended September 30, 2005, an increase of $59,000, or 1.6% over the first nine months of 2004. Net occupancy expense, along with furniture and equipment expense and professional services expense all decreased for the nine months ended September 30, 2005, from 2004. Other non interest expense and state shares tax expense increased moderately in 2005. Our overall non interest expense continues at less than 2% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 17.1% for the third quarter of 2005 as compared to 18.2% for the third quarter of 2004. For the nine months ended September 30, 2005, our tax liability amounted to $1,089,000 for an effective tax rate of 17.2% as compared to an effective tax rate of 20.3% for the first nine months of 2004. The decrease in our effective tax rate was due primarily to the tax savings derived from our investment in bank owned life insurance and additional investment in municipal securities.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $526,722,000 as of September 30, 2005, an increase of $29,107,000, or 5.8% over year end 2004. Total deposits increased to $375,613,000 as of September 30, 2005, an increase of $17,657,000, or 4.9% over year end 2004.

     The Corporation used the increase in total deposits to fund primarily an increase in earnings assets, in particular, investment securities. Borrowings decreased $4,397,000 from December 31, 2004. Short term borrowings decreased to $12,490,000 as of September 30, 2005, down $3,022,000 from year end 2004. Long term borrowings decreased to $65,535,000 as of September 30, 2005, down $1,375,000 from year end 2004.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income decreased to $232,084,000 as of September 30, 2005, down $1,716,000, or 0.7% from year end 2004. The loan portfolio is well diversified and the decreases in the portfolio has been primarily from reduced originations of real estate loans.

     In addition to loans, another primary earning asset is our investment portfolio which has increased in size from December 31, 2004, to September 30, 2005. Held to maturity securities amounted to $3,257,000 as of September 30, 2005, a decrease of $104,000, or 3.1% from year end 2004. However, available for sale securities increased to $253,532,000 as of September 30, 2005, an increase of $17,840,000, or 7.6% since year end 2004. Interest bearing deposits with banks increased to $11,774,000 on September 30, 2005, as compared to $36,000 as of December 31, 2004.


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

NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of September 30, 2005, total non performing assets were $1,980,000 as compared to $3,480,000 on December 31, 2004. Non performing assets to total loans and foreclosed assets was .85% as of September 30, 2005, and 1.49% as of December 31, 2004.

     Interest income received on non performing loans as of September 30, 2005, was $2,000 compared to $113,000 as of December 31, 2004. Interest income, which would have been recorded on these loans under the original terms as of September 30, 2005, and December 31, 2004, was $101,000 and $253,000, respectively. As of September 30, 2005 and December 31, 2004, there was no outstanding commitments to advance additional funds with respect to these non performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $17,657,000 as non interest bearing deposits increased by $6,770,000 and interest bearing deposits increased by $10,887,000 as of September 30, 2005, from year end 2004. Total short term and long term borrowings decreased by $4,397,000 from year end 2004.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available for sale increased shareholders' equity, or capital net of taxes, by $2,530,000 as of September 30, 2005, and $3,767,000 as of
December 31, 2004. Our stock repurchase plan repurchased 147,053 shares as treasury stock as of September 30, 2005 and 148,264 shares as treasury stock as of December 31, 2004. This had an effect of our reducing our total stockholders' equity by $4,409,000 on September 30, 2005, and $4,508,000 as of December 31, 2004.

     Total stockholders' equity was $54,677,000 as of September 30, 2005, and $53,312,000 as of December 31, 2004. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2005, our leverage ratio was 9.98% compared to 9.61% as of December 31, 2004. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2005, were 17.40% and 18.81%, respectively. The same ratios as of December 31, 2004, were 16.23% and 17.68%, respectively.


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

ITEM 3.   Quantitative and Qualitative Disclosures
          About Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2004. The composition of rate sensitive assets and rate sensitive liabilities as of September 30, 2005 is very similar to December 31, 2004.


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

                     PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

               None.


     Item 2.   Changes in Securities, Use of Proceeds and
               Issuer Purchases of Equity Securities

                                                Total
                                                 Number         Maximum
                                              of Shares        Number of
                                              Purchased       Shares That
                                               as Part of       May Yet Be
                    Total                       Publicly        Purchased
                     Number      Average       Announced        Under the
                  of Shares      Price Paid     Plans or        Plans or
     Period       Purchased     per Share       Programs        Programs
     ______       _________     _________       ________        ________
July 1 -
July 31,
2005              ----          ----          ----          100,000

August 1 -
August 31,
2005              3,000         22.65         3,000         97,000

Sept. 1 -
Sept. 30,
2005              2,000         22.10         2,000         95,000

Total             5,000         22.38         5,000         95,000


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

 31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief
                       Executive Officer.

 31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief
                       Financial Officer.

 32.1              Section 1350 Certification of Chief Executive
                       Officer.

 32.2              Section 1350 Certification of Chief Financial
                       Officer.


        (b) During the quarter ended September 30, 2004, the registrant filed the following reports on Form 8-K:

Date of Report  Item      Description
______________  ____      ___________

July 29, 2005   5         On July 29, 2005, the Registrant issued
                          a press release announcing its earnings
                          for the quarter ended June 30, 2005.

July 29, 2005   5         On July 29, 2005, the Registrant issued
                          a press release announcing a newly
                          approved stock repurchase plan.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


November 8, 2005             /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



November 8, 2005             /s/ David R. Saracino
                             David R. Saracino
                             Treasurer/Chief Financial Officer
                             (Principal Accounting Officer)

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