Form 10-K
period 2005-12-31
FIRST KEYSTONE CORP
filed 2006-03-15
CIK 737875

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                 _________________________________

                             FORM 10-K

[x]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

[  ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

                 Commission file Number:  2-88927

                    FIRST KEYSTONE CORPORATION
      (Exact name of registrant as specified in its Charter)

            Pennsylvania                           23-2249083
       ______________________                 ______________________
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)               Identification Number)


       111 West Front Street,
        Berwick, Pennsylvania                        18603
       ______________________                 ______________________
        (Address of principal                       (Zip Code)
         executive offices)


Registrant's telephone number, including area code: (570) 752-3671


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $2.00 per share

Indicate by check mark if the registrant is a well known seasoned
issuer, as defined in Rule 405 of the Securities Act.          [ ]

Indicate by check mark if the registrant is not required to file
reports pursuant to Section 13 or Section 15(d) of the Act.    [ ]

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.                                         Yes [X]       No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K
or any amendment to this Form 10K.                             [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer (as defined in Rul 12b-2 of the Exchange Act).

Large accelerated filer  [ ]
Accelerated filer        [X]
Non-accelerated filer    [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).        Yes [ ]       No [ ]

The aggregate market value of the voting stock held by non affiliates on the Registrant based on the closing price as of March 7, 2006, was approximately $70,013,583.

The number of shares outstanding of the issuer's Common Stock, as of March 7, 2006, was 4,386,999 shares of Common Stock, par value
$2.00 per share.

                DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the Registrant's 2006 definitive Proxy Statement are incorporated by reference in Part III of this Report.

                    FIRST KEYSTONE CORPORATION
                             FORM 10-K

                         Table of Contents

Part I                                                             Page
______                                                             ____

Item 1.  Business                                           1
Item 1A. Risk Factors                                            8
Item 1B. Unresolved Staff Comments                              10
Item 2.  Properties                                        10
Item 3.  Legal Proceedings                                 11
Item 4.  Submission of Matters to a Vote
             of Security Holders                           11


Part II
_______

Item 5.  Market for Registrant's Common Equity
             and Related Shareholder Matters               11
Item 6.  Selected Financial Data                           13
Item 7.  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                 14
Item 7A. Quantitative and Qualitative Disclosure
             About Market Risk                             28
Item 8.  Financial Statements and Supplementary
             Data                                          29
Item 9.  Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure                          62
Item 9A. Controls and Procedures                           62
Item 9B. Other Information                                 62


Part III
________

Item 10. Directors and Executive Officers of
             the Registrant                                63
Item 11. Executive Compensation                            63
Item 12. Security Ownership of Certain Beneficial
             Owners and Management                         63
Item 13. Certain Relationships and Related
             Transactions                                  63
Item 14. Principal Accountant Fees and Services            63


Part IV
_______

Item 15. Exhibits and Financial Statement
             Schedules                                     64
         Signatures                                        66
         Exhibit 21                                        69
         Exhibit 23                                        70
         Exhibit 31.1                                      71
         Exhibit 31.2                                      72
         Exhibit 32.1                                      73
         Exhibit 32.2                                      74

                    FIRST KEYSTONE CORPORATION
                             FORM 10-K

                              PART I

Forward Looking Statements
__________________________

     The management of First Keystone Corporation (Corporation), has made forward looking statements in this annual report on Form 10K. These forward looking statements may be subject to risks and uncertainties. Forward looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiary, The First National Bank of Berwick
(Bank). When words such as "believes," "expects," "anticipates" or similar expressions occur in this annual report, management is making forward looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this annual report, could affect the future financial results of the Corporation and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in the forward looking statements contained in this annual report on Form 10K. These factors include the following:

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


ITEM 1.    BUSINESS

     First Keystone Corporation is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of The First National Bank of Berwick. The Corporation has one wholly owned subsidiary, the Bank, which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 98% of the company's revenue and profit came from the commercial banking department for the years ended December 31, 2005, 2004, and 2003, and was the only reportable segment. At December 31, 2005, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $512 million, $363 million and $53 million, respectively.

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

     To be considered well capitalized, an institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2005 the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

     Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain "prompt corrective actions" imposed depending on the level of capital deficiency.

Other Provisions of FDICIA
__________________________

     Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at "large institutions" (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at "large institutions" must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution's primary regulator of any change in the institutions independent auditor, and annual management letters must be provided to the FDIC and the depository institution's primary regulator. The regulations define a "large institution" as one with over $500 million in assets, which does include the Bank. Also, under the rule, an institution's independent auditor must examine the institution's internal controls over financial reporting and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

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

     The following table presents the Corporation's capital ratios at December 31, 2005


                                                    (In Thousands)
Tier I Capital                                                   $ 51,281
Tier II Capital                                                     4,105
                                                                 ________
Total Capital                                                    $ 55,386

Adjusted Total Average Assets                                    $510,885
Total Adjusted Risk-Weighted Assets1                              289,069

Tier I Risk-Based Capital Ratio2                                   17.74%
Required Tier I Risk-Based Capital Ratio                            4.00%
Excess Tier I Risk-Based Capital Ratio                             13.74%
Total Risk-Based Capital Ratio3                                    19.16%
Required Total Risk-Based Capital Ratio                             8.00%
Excess Total Risk-Based Capital Ratio                              11.16%
Tier I Leverage Ratio4                                             10.04%
Required Tier I Leverage Ratio                                      4.00%
Excess Tier I Leverage Ratio                                        6.04%
____________________

<F1>
Includes off-balance sheet items at credit-equivalent values less intangible assets.

<F2>
Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I
Capital to Total Adjusted Risk-Weighted Assets.

<F3>
Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.

<F4>
Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.



     The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also, the information under the caption "Capital Strength" appearing on page 24 of this 2005 Annual Report on Form 10K.

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

History and Business - Bank
___________________________

     The Bank's legal headquarters are located at 111 West Front
Street, Berwick, Pennsylvania.

     As of December 31, 2005, the Bank had total assets of $512,399,000, total shareholders' equity of $53,443,000 and total deposits and other liabilities of $458,956,000.

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

     At December 31, 2005, the Bank had 116 full time employees and 28 part time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

Competition - Bank
__________________

     The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions. The Bank's major competitors in Columbia, Luzerne, and Montour counties are:

  *    First Columbia Bank & Trust Co. of Bloomsburg
  *    PNC Bank, N.A.
  *    Columbia County Farmers National Bank of Bloomsburg
  *    M & T Bank
  *    FNB Bank, NA
  *    Keystone Nazareth Bank & Trust Co.
  *    Sovereign Bank

     Credit unions are also competitors, especially in Luzerne and Montour counties. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

ITEM 1A.    RISK FACTORS

     Investments in First Keystone Corporation common stock involve risk. The market price of First Keystone common stock may fluctuate significantly in response to a number of factors, including:

The Corporation Is Subject To Interest Rate Risk
________________________________________________

     The Corporation's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation's ability to originate loans and obtain deposits,
(ii) the fair value of the Corporation's financial assets and liabilities, and (iii) the average duration of the Corporation's mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

  Although management believes it has implemented effective asset and liability management strategies, to reduce the potential effects of changes in interest rates on the Corporation's results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation's financial condition and results of operations.

The Corporation's Profitability Depends Significantly On Economic
Conditions In The Commonwealth of Pennsylvania
______________________________________________

     The Corporation's success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Columbia, Luzerne, and Montour Counties. The local economic conditions in these areas have a significant impact on the demand for the Corporation's products and services as well as the ability of the Corporation's customers to repay loans, the value of the collateral securing loans and the stability of the Corporation's deposit funding sources. Also a significant decline in general economic conditions could impact the local economic conditions and, in turn, have a material adverse effect on the Corporation's financial condition and results of operations.

The Corporation Operates In A Highly Competitive Industry
_________________________________________________________

     The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Corporation operates. Additionally, various out of state banks have begun to enter or have announced plans to enter the market areas in which the Corporation currently operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. Also, technology has lowered barriers to entry and made it possible for non banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation's competitors have fewer regulatory constraints and may have lower cost structures.

     The Corporation's ability to compete successfully depends on a number of factors, including, among other things:

  * The ability to develop, maintain and build upon long term customer relationships based on top quality service, high ethical standards and safe, sound assets.
  *  The ability to expand the Corporation's market position.
  * The scope, relevance and pricing of products and services offered to meet customer needs and demands.
  * The rate at which the Corporation introduces new products and services relative to its competitors.
  * Customer satisfaction with the Corporation's level of service.
  *  Industry and general economic trends.

     Failure to perform in any of these areas could significantly weaken the Corporation's competitive position, which could adversely affect the Corporation's growth and profitability, which, in turn, could have a material adverse effect on the Corporation's financial condition and results of operations.

The Corporation Is Subject To Extensive Government Regulation and
Supervision
_________________________________________________________________

     The Corporation, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation's lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations.

The Corporation Is Subject To Claims and Litigation Pertaining To
Fiduciary Responsibility
_________________________________________________________________

     From time to time, customers make claims and take legal action pertaining to the Corporation's performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation's performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation's financial condition and results of operations.

The Trading Volume In The Corporation's Common Stock Is Less Than
That Of Other Larger Financial Services Companies
_________________________________________________________________

     The Corporation's common stock is currently not listed but traded on the Over The Counter Bulletin Board. As a result, trading volume is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation's common stock, significant sales of the Corporation's common stock, or the expectation of these sales, could cause the Corporation's stock price to fall.

The Corporation Is Subject To Lending Risk
__________________________________________

     As of December 31, 2005, approximately 51.7% of the Corporation's loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation's loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non performing loans. An increase in non performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge offs, all of which could have a material adverse effect on the Corporation's financial condition and results of operations.

If the Corporation's allowance for loan losses is not sufficient to cover actual loan losses, its earnings could decrease.

     The Corporation's loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Corporation's allowance would materially decrease its net income. At December 31, 2005, its allowance for loan losses totaled $3.68 million, representing 1.58% of its total loans.

     Although the Corporation believes it has underwriting standards to manage normal lending risks, it is difficult to assess the future performance of its loan portfolio due to the relatively recent origination of many of these loans. The Corporation cannot assure that its non performing loans will not increase or that its non performing or delinquent loans will not adversely affect its future performance.

     In addition, federal and state regulators periodically review the Corporation's allowance for loan losses and may require it to increase its allowance for loan losses or recognize further loan charge offs. Any increase in its allowance for loan losses or loan charge offs as required by these regulatory agencies could have a material adverse effect on its results of operations and financial condition.


ITEM 1B.   UNRESOLVED STAFF COMMENTS

   Not Applicable.


ITEM 2.    DESCRIPTION OF PROPERTIES

     The Corporation owns no property other than through the Bank.
These are:



                                          Type of       Square
Location                     Ownership    Footage       Use
________                     _________    _______       ___
Columbia County, PA
___________________

111 W. Front Street,         Owned        12,500        Administrative
Berwick                                                 office, banking and
                                                        trust services.

117-119 W. Front Street,     Owned        .1413         No building,
Berwick                                   Acres         held for expansion.

105 Market Street,           Leased       4,000         Computer/accounting
Berwick (second floor)                                  department.

2nd & Market Streets,        Owned        1.45          Parking.
Berwick                                   Acres

701 Freas Avenue,            Owned        3,700         Banking services.
Berwick

Giant Market                 Leased       500           Banking services.
50 Briar Creek Plaza,
Berwick

Rt. 11 & Central Road,       Owned        5,600         Banking services.
Bloomsburg

Third & Race Streets,        Owned        2,500         Banking services.
Mifflinville


Luzerne County, PA
__________________

Salem Township               Owned        3,700         Banking services.
400 Fowler Avenue,
Berwick

West Third Street,           Leased       2,300         Banking services.
Nescopeck

1540 Sans Souci              Owned        4,000         Banking services.
Highway, Wilkes-Barre

179 South Wyoming            Leased       3,000         Banking services.
Avenue, Kingston


Montour County, PA
__________________

1519 Bloom Road,             Owned        4,000         Banking services.
Danville


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



                              PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           SHAREHOLDER MATTERS AND ISSUER PURCHASES OF
           EQUITY SECURITIES

     The Corporation's Common Stock is traded in the over the counter market on the OTC Bulletin Board under the symbol
"FKYS.OB".  The following table sets forth:

  * The quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported to the management of the Corporation and
  * Quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2004.

     The following table reflects the high and low closing sale prices reported for First Keystone Corporation's common stock, and the cash dividends declared on First Keystone Corporation's common stock, for the periods indicated, after giving retroactive effect to a 3 for 2 stock split in the form of a 50% stock dividend paid on May 11, 2004.


                                     MARKET VALUE OF COMMON STOCK

                                                          Per Share
                                   High         Low        Dividend
                                   ____         ___        ________
2005:
First quarter                  $23.90      $21.50       $.20
Second quarter                 $22.00      $19.75       $.20
Third quarter                  $22.75      $20.10       $.20
Fourth quarter                 $21.85      $20.00       $.22


2004:
First quarter                  $25.50      $24.00       $.17
Second quarter                 $25.50      $24.25       $.18
Third quarter                  $24.50      $22.75       $.18
Fourth quarter                 $23.25      $21.90       $.20


     As of December 31, 2005, the Corporation had approximately 654 shareholders of record.

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

 Transfer Agent:

 The First National Bank of Berwick (570) 752-3671
 111 West Front Street
 Berwick, PA 18603

 The following brokerage firms make a market in First Keystone
Corporation common stock:

 Smith Barney                       (800) 888-6673
 Janney Montgomery Scott LLC        (800) 526-6397
 Ryan, Beck and Company             (800) 223-6807
 Boenning & Scattergood, Inc.       (800) 842-8928
 Ferris Baker Watts, Inc.           (800) 638-7411

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

     The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C.
Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice. As of December 31, 2005, there was $6,322,000 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.

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


ITEM 6.   SELECTED FINANCIAL DATA

(Amounts in thousands, except per share)


                              Year Ended December 31,
                          _______________________________
  2005                                2004           2003
  ____                                ____           ____
SELECTED FINANCIAL  DATA:
Total Assets                           $512,399       $497,615       $481,840
Total Investment securities             251,536        239,053        231,272
Net loans                               230,917        229,972        225,549
Total Deposits                          362,796        357,956        343,020
Stockholders' equity                     53,443         53,312         51,351


SELECTED OPERATING DATA:
Interest income                        $ 26,382       $ 25,036       $ 25,063
Interest expense                         11,621         10,006         10,200
                                       ________       ________       ________
Net interest income                    $ 14,761       $ 15,030       $ 14,863
Provision for loan losses                   750          1,750            500
                                       ________       ________       ________
Net interest income after
   provision for loan and
   lease losses                        $ 14,011       $ 13,280       $ 14,363
Other income                              3,782          4,596          3,275
Other expense                             9,583          9,426          8,371
                                       ________       ________       ________
Income before income taxes             $  8,210       $  8,450       $  9,267
Income tax expense                        1,363          1,663          1,950
                                       ________       ________       ________
Net income                             $  6,847       $  6,787       $  7,317
                                       ========       ========       ========

PER COMMON SHARE DATA:
Net income                             $   1.56       $   1.55       $   1.66
Cash dividends                              .82            .73            .65


PERFORMANCE RATIOS:
Return on average assets                  1.35%          1.37%          1.57%
Return on average equity                 12.65%         12.76%         14.27%
Dividend payout ratio                    52.61%         47.41%         39.41%
Average equity to average
   assets ratio                          10.69%         10.76%         11.00%




                                     Year Ended December 31,
                                     ______________________
  2002                                2001
SELECTED FINANCIAL  DATA:
Total Assets                           $439,526       $393,472
Total Investment securities             215,755        184,107
Net loans                               198,343        195,302
Total Deposits                          330,745        294,681
Stockholders' equity                     49,096         39,696


SELECTED OPERATING DATA:
Interest income                        $ 25,862       $ 26,836
Interest expense                         11,342         14,465
                                       ________       ________
Net interest income                    $ 14,520       $ 12,371
Provision for loan losses                   550            610
Net interest income after
   provision for loan and
   lease losses                        $ 13,970       $ 11,761
Other income                              2,285          2,346
Other expense                             7,811          7,180
                                       ________       ________
Income before income taxes             $  8,444       $  6,927
Income tax expense                        1,857          1,494
                                       ________       ________
Net income                             $  6,587       $  5,433
                                       ========       ========

PER COMMON SHARE DATA:
Net income                             $   1.48       $   1.22
Cash dividends                              .57            .51


PERFORMANCE RATIOS:
Return on average assets                  1.59%          1.41%
Return on average equity                 14.93%         13.85%
Dividend payout ratio                    38.33%         42.24%
Average equity to average
   assets ratio                          10.66%         10.16%


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

     This annual report contains certain forward looking statements (as defined in the Private Securities Litigation Reform Act of
1995), which reflect management's beliefs and expectations based on information currently available. These forward looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation's ability to effectively carry out its business plans and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions. Although management believes the expectations reflected in such forward looking statements are reasonable, actual results may differ materially.


RESULTS OF OPERATIONS
Year Ended December 31, 2005 Versus Year Ended December 31, 2004

     Net income increased to $6,847,000 for the year ended December 31, 2005, as compared to $6,787,000 for the prior year, an increase of 0.9%. Earnings per share, both basic and diluted, for 2005 were $1.56 and $1.55, respectively, as compared to $1.55 and $1.54 in 2004. Cash dividends per share increased to $.82 in 2005 from $.73 in 2004, an increase of 12.3%.

     The Corporation's return on average assets was 1.35% in 2005 as compared to 1.37% in 2004. Return on average equity decreased to 12.65% in 2005 from 12.76% in 2004. There was a series of increases in interest rates in 2005 which resulted in an overall increase of interest income to $26,382,000 up 5.4% from 2004. Likewise, there was the accompanying increase in the cost of funds which resulted in interest expense of $11,621,000 in 2005, an increase of 16.1% from 2004. The increases in short term rates in 2005 and the flattened yield curve resulted in interest expense increasing faster than interest income.

     Net interest income, as indicated below in Table 1, decreased by $269,000 or 1.8% to $14,761,000 for the year ended December 31, 2005. The Corporation's net interest income on a fully taxable equivalent basis increased slightly by $61,000, or 0.4% to $16,626,000 in 2005 as compared to an increase of $238,000, or 1.5% to $16,565,000 in 2004.

Year Ended December 31, 2004 Versus Year Ended December 31, 2003

     Net income decreased to $6,787,000 for the year ended December 31, 2004, as compared to $7,317,000 for the prior year, a decrease of 7.2%. Earnings per share, both basic and diluted, for 2004 were $1.55 and $1.54, respectively, as compared to $1.66 and $1.65 in 2003. Cash dividends per share increased to $.73 in 2004 from $.65 in 2003, an increase of 12.3%.

     Net interest income, as indicated below in Table 1, increased by $167,000 or 1.1% to $15,030,000 for the year ended December 31, 2004. The Corporation's net interest income on a fully taxable equivalent basis increased $238,000, or 1.5% to $16,565,000 in 2004 as compared to $16,327,000 in 2003.


Table 1  -  Net Interest Income


(Amounts in thousands)

                                                      2005/2004
                                           _______________________________
                                                 Increase/(Decrease)
                                                 __________________
                                        2005      Amount       %      2004
                                        ____      ______     __        ____
Interest Income                          $26,382    $1,346      5.4    $25,036
Interest Expense                          11,621     1,615     16.1     10,006
                                         _______    ______             _______
Net Interest Income                       14,761      (269)    (1.8)    15,030
Tax Equivalent Adjustment                  1,865       330     21.5      1,535
                                         _______    ______             _______
Net Interest Income
   (fully tax equivalent)                $16,626    $   61       .4    $16,565
                                         =======    ======             =======


(Amounts in thousands)
                                                      2004/2003
                                          ________________________________
                                                 Increase/(Decrease)
                                                 __________________
                                        2004       Amount     %        2003
                                        ____       ______     __      ____
Interest Income                          $25,036     $ (27)     (.1)   $25,063
Interest Expense                          10,006      (194)    (1.9)    10,200
                                         _______     _____             _______
Net Interest Income                       15,030      167       1.1     14,863
Tax Equivalent Adjustment                  1,535       71       4.8      1,464
                                         _______     ____              _______
Net Interest Income
   (fully tax equivalent)                $16,565     $238       1.5    $16,327
                                         =======     ====              =======



Table 2   -   Distribution of Assets, Liabilities and Stockholders' Equity


                                                       2005
                                         ___________________________________
  Average                                 Revenue/       Yield/
  Balance                                Expense         Rate
  _______                                _______         ____
Interest Earning Assets:
Loans:
Commercial <F1>                            $ 30,933       $ 1,953       6.31%
Real Estate <F1>                            182,019        11,501       6.32%
Installment Loans, Net <F1><F2>              19,706         1,492       7.57%
Fees on Loans                                     0           (26)         0%
                                           ________       _______       _____
  Total Loans (Including
     Fees) <F3>                            $232,658       $14,920       6.41%
                                           ________       _______       _____

Investment Securities:
Taxable                                    $158,749       $ 7,638       4.81%
Tax Exempt <F1>                              87,564         5,635       6.44%
                                           ________       _______       _____
  Total Investment Securities              $246,313       $13,273       5.39%
Interest Bearing Deposits
  in Banks                                    1,784            51       2.85%
Federal Funds Sold                               90             3       3.04%
                                           ________       _______       _____
  Total Other Interest-Earning
    Assets                                    1,874            54       2.86%
                                           ________       _______       _____
  Total Interest-Earning Assets            $480,845       $28,247       5.87%
                                           ________       _______       _____

Non-Interest Earning Assets:
Cash and Due From Banks                    $  7,006
Allowance for Loan Losses                    (3,738)
Premises and Equipment                        5,230
Foreclosed Assets Held for Sale                 150
Other Assets                                 17,028
                                           ________
  Total Non-Interest Earning
    Assets                                   25,676
                                           ________
  Total Assets                             $506,521
                                           ========

Interest-Bearing Liabilities:
Savings, NOW Accounts,
  and Money Markets                        $137,134       $ 1,711       1.25%
Time Deposits                               191,455         6,394       3.34%
Short-Term Borrowings                         5,039           179       3.56%
Long-Term Borrowings                         66,305         3,017       4.55%
Securities Sold U/A to
  Repurchase                                 10,770           320       2.97%
                                           ________       _______       _____
  Total Interest-Bearing
    Liabilities                            $410,703       $11,621       2.83%
                                           ________       _______       _____


Non-Interest Bearing Liabilities:
Demand Deposits                             $38,177
Other Liabilities                             3,511
Stockholders' Equity                         54,130
                                           ________
  Total Liabilities/
    Stockholders' Equity                   $506,521
                                           ========

  Net Interest Income Tax
    Equivalent                                            $16,626
                                                          =======
Net Interest Spread                                                     3.04%

Net Interest Margin                                                     3.46%



                                                       2004
                                         ___________________________________
  Average                                 Revenue/       Yield/
  Balance                                Expense         Rate
  _______                                _______         ____
Interest Earning Assets:
Loans:
Commercial <F1>                            $ 32,658       $ 2,251       6.89%
Real Estate <F1>                            172,314        10,720       6.22%
Installment Loans, Net <F1><F2>              28,123         1,680       5.97%
Fees on Loans                                     0           (36)         0%
                                           ________       _______       _____
  Total Loans (Including
    Fees) <F3>                             $233,095       $14,615       6.27%
                                           ________       _______       _____

Investment Securities:
Taxable                                    $161,464       $ 7,378       4.57%
Tax Exempt <F1>                              70,928         4,519       6.37%
                                           ________       _______       _____
  Total Investment Securities              $232,392       $11,897       5.12%
                                           ________       _______       _____
Interest Bearing Deposits
  in Banks                                    4,152            51       1.23%
Federal Funds Sold                              328             8       2.37%
                                           ________       _______       _____

  Total Other Interest-Earning
    Assets                                    4,480            59       1.32%
                                           ________       _______       _____
  Total Interest-Earning Assets            $469,967       $26,571       5.65%
                                           ________       _______       _____

Non-Interest Earning Assets:
Cash and Due From Banks                    $  6,561
Allowance for Loan Losses                    (3,744)
Premises and Equipment                        5,453
Foreclosed Assets Held for Sale                   0
Other Assets                                 16,268
                                           ________
  Total Non-Interest Earning
    Assets                                   24,538
                                           ________
  Total Assets                             $494,505
                                           ========

Interest-Bearing Liabilities:
Savings, NOW Accounts, and
  Money Markets                            $142,385       $ 1,335        .94%
Time Deposits                               186,534         5,573       2.99%
Short-Term Borrowings                         2,736            41       1.50%
Long-Term Borrowings                         64,144         2,932       4.57%
Securities Sold U/A to
  Repurchase                                  7,357           125       1.70%
                                           ________       _______       _____
  Total Interest-Bearing
    Liabilities                            $403,156       $10,006       2.48%


Non-Interest Bearing Liabilities:
Demand Deposits                            $ 34,000
Other Liabilities                             4,144
Stockholders' Equity                         53,205
                                           ________
  Total Liabilities/
    Stockholders' Equity                   $494,505


  Net Interest Income Tax
    Equivalent                                           $ 16,565
                                                         ========
Net Interest Spread                                                     3.17%

Net Interest Margin                                                     3.52%



                                                       2003
                                         ___________________________________
  Average                                 Revenue/       Yield/
  Balance                                Expense         Rate
  _______                                _______         ____
Interest Earning Assets:
Loans:
Commercial <F1>                            $ 30,194       $ 1,839       6.09%
Real Estate <F1>                            158,468        10,575       6.67%
Installment Loans, Net <F1><F2>              24,169         1,964       8.13%
Fees on Loans                                     0            72          0%
                                           ________       _______       _____
  Total Loans (Including
    Fees) <F3>                             $212,831       $14,450       6.79%
                                           ________       _______       _____

Investment Securities:
Taxable                                    $167,551       $ 7,797       4.65%
Tax Exempt <F1>                              61,188         4,249       6.94%
                                           ________       _______       _____
  Total Investment Securities              $228,739       $12,046       5.27%
Interest Bearing Deposits
  in Banks                                    3,105            32       1.03%
Federal Funds Sold                                0             0          0%
                                           ________       _______       _____
  Total Other Interest-Earning
    Assets                                    3,105            32       1.03%
                                           ________       _______       _____
  Total Interest-Earning Assets            $444,675       $26,528       5.97%
                                           ________       _______       _____

Non-Interest Earning Assets:
Cash and Due From Banks                    $  6,614
Allowance for Loan Losses                    (3,309)
Premises and Equipment                        3,683
Foreclosed Assets Held for Sale                   0
Other Assets                                 14,751
                                            _______
  Total Non-Interest Earning
    Assets                                   21,739
                                           ________
  Total Assets                             $466,414
                                           ========

Interest-Bearing Liabilities:
Savings, NOW Accounts,
  and Money Markets                        $133,138       $ 1,455       1.09%
Time Deposits                               183,358         6,015       3.28%
Short-Term Borrowings                         4,421            53       1.19%
Long-Term Borrowings                         53,272         2,588       4.86%
Securities Sold U/A to
  Repurchase                                  6,016            90       1.50%
                                           ________        ______       _____
  Total Interest-Bearing
    Liabilities                            $380,205       $10,201       2.68%
                                           ________       _______       _____

Non-Interest Bearing Liabilities:
Demand Deposits                            $ 30,103
Other Liabilities                             4,817
Stockholders' Equity                         51,289
                                           ________
  Total Liabilities/
    Stockholders' Equity                   $466,414
                                           ========

  Net Interest Income Tax
    Equivalent                                            $16,327
                                                          =======
Net Interest Spread                                                     3.28%

Net Interest Margin                                                     3.67%
______________________

<F1>
Tax-exempt income has been adjusted to a tax equivalent basis using an incremental rate of 34%, and statutory interest expense disallowance.

<F2>
Installment loans are stated net of unearned interest.

<F3>
Average loan balances include non-accrual loans.  Interest income on non-accrual loans is not included.


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

     Table 2 on the preceding pages provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year end 2005, 2004, and 2003.

     The yield on earning assets was 5.87% in 2005, 5.65% in 2004, and 5.97% in 2003. The rate paid on interest bearing liabilities was 2.83% in 2005, 2.48% in 2004, and 2.68% in 2003. This resulted in a decrease in our net interest spread to 3.04% in 2005, as compared to 3.17% in 2004 and 3.28% in 2003. As Table 2 illustrates, our net interest margin also declined in 2005.

     The net interest margin, which is interest income less interest expenses divided by average earnings assets, was 3.46% in 2005 as compared to 3.52% in 2004 and 3.67% in 2003. The net interest margins are presented on a tax equivalent basis. The decrease in net interest margin in 2005 was due primarily to the increased interest paid on interest bearing liabilities. This was a result of more interest bearing liabilities repricing than earning assets.

     In an effort to maintain or try to increase our net interest margin, we look to higher earning asset yields in 2006. However, it is apparent that margin expansion will be limited if the flattened yield curve environment continues.

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


Table 3  -  Changes in Income and Expense, 2005 and 2004


(Amounts in thousands)                         2005 COMPARED TO 2004
________________________________
                                        VOLUME          RATE           NET
                                         _____          ____           ___
Interest Income:
Loans, Net                                $  (27)        $  332        $  305
Taxable Investment Securities               (124)           384           260
Tax-Exempt Investment
   Securities                              1,060             56         1,116
Other Short-Term Investments                 (34)            29            (5)
                                          ______         ______        ______
  TOTAL INTEREST INCOME                   $  875         $  801        $1,676
                                          ______         ______        ______
Interest Expense:
Savings, Now, and Money Markets           $  (49)        $  425        $  376
Time Deposits                                147            674           821
Short-Term Borrowings                         35            103           138
Long-Term Borrowings                          98            (13)           85
Securities Sold U/A to
   Repurchase                                 58            137           195
                                          ______         ______        ______
   TOTAL INTEREST EXPENSE                 $  289         $1,326        $1,615
                                          ______         ______        ______
   NET INTEREST INCOME                    $  586         $ (525)       $   61
                                          ======         ======        ======



(Amounts in thousands)                         2004 COMPARED TO 2003
______________________________
                                        VOLUME          RATE           NET
                                         _____          ____           ___
Interest Income:
Loans, Net                                $1,376        $(1,211)        $ 165
Taxable Investment Securities               (283)          (136)         (419)
Tax-Exempt Investment
   Securities                                676           (405)          271
Other Short-Term Investments                  14             13            27
                                          ______        _______         _____
   TOTAL INTEREST INCOME                  $1,783        $(1,739)        $  44
                                          ______        _______         _____
Interest Expense:
Savings, Now, and Money Markets           $  101        $  (220)        $(119)
Time Deposits                                104           (546)         (442)
Short-Term Borrowings                        (20)             8           (12)
Long-Term Borrowings                         528           (184)          344
Securities Sold U/A to
   Repurchase                                 20             15            35
                                          ______        _______         _____
   TOTAL INTEREST EXPENSE                 $  733        $  (927)        $(194)
                                          ______        _______         _____
   NET INTEREST INCOME                    $1,050        $  (812)        $ 238
                                          ======        =======         =====
______________________

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Balance on non accrual loans are included for computational purposes.
Interest income on non accrual loans is not included.

Interest income exempt from federal tax was $4,043,000 in 2005, $3,260,000 in 2004, and $3,091,000 in 2003. Tax exempt income has been adjusted to a tax equivalent basis using an incremental rate of 34%.


     In 2005, the increase in net interest income of $61,000 resulted from a change in volume of $586,000 and a decrease of $525,000 due to changes in rate. In 2004, the increase in net interest income of $238,000 resulted from a change in volume of $1,050,000 and a decrease of $812,000 due to changes in rate.

PROVISION FOR LOAN LOSSES

     For the year ended December 31, 2005, the provision for loan losses was $750,000 as compared to $1,750,000 as of December 31, 2004. The Corporation's provision for loan losses for the year ended December 31, 2003, was $500,000. The provision in 2005, decreased primarily because of the reduced net charge offs and a decrease in non accrual loans. Net charge offs by the Corporation for the fiscal year end December 31, 2005, 2004, and 2003, were $902,000, $1,446,000, and $150,000, respectively.

     The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.57% as of December 31, 2005, 1.64% as of December 31, 2004, and 1.54% as of December 31, 2003.

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

      For the year ended December 31, 2005, non interest income amounted to $3,782,000, a decrease of $814,000, or 17.7% as compared to an increase of $1,321,000, or 40.3% for the year ended December 31, 2004. A substantial increase in investment securities gains accounts for much of the increase in 2004. Table 4 provides the major categories of non interest income and each respective change comparing the past three years.

     Excluding investment securities gains, non interest income in 2005 decreased $154,000, or 4.4%. This compares to an increase of $540,000, or 18.1% in 2004 before investment securities gains. Income from the trust department, which consists of fees generated from individual and corporate accounts, decreased in 2005 by $48,000, or 9.1% after increasing by $39,000, or 8.0% in 2004.
Decreased income from the trust department in 2005 was due primarily to a reduction in estate settlement fees.

     Service charges and fees, consisting primarily of service charges on deposit accounts, was the largest source of non interest income in 2005 and 2004. Service charges and fees increased by $114,000, or 5.6% in 2005 compared to an increase of $375,000, or 22.4% in 2004. The increases in 2005 and 2004 resulted primarily from increasing revenue from NSF charges and increased fees from a larger number of deposit accounts.

     Income on Bank Owned Life Insurance (BOLI) decreased $9,000 to $437,000 in 2005 as compared to a decrease of $39,000 to $446,000 in 2004. The income from BOLI represents the increase in the cash surrender value of BOLI and is intended to partially cover the costs of the Bank's employee benefit plan, including group life, disability, and health insurance.

     The gain on sale of mortgages provided $63,000 in 2005 as compared to $221,000 in 2004. The decrease in gains on sale of mortgages was largely a function of the decreased originations and the reduced subsequent mortgage sales in the secondary market during the past year. The Corporation continues to service the mortgages which are sold, this servicing income provides an additional source of non interest income on an ongoing basis.

     Other income, consisting primarily of safe deposit box rentals, income from the sale of non deposit products, and miscellaneous fees amounted to $222,000 for 2005, a decrease of $53,000 or 19.3% over the $275,000 other income reported in 2004.


Table 4  -  Non-Interest Income


(Amounts in thousands)                                2005/2004
                                           _______________________________
                                                 Increase/(Decrease)
                                                 ___________________
                                       2005        Amount     %       2004
                                       ____       _____       __      ____
Trust Department                         $  477      $ (48)    (9.1)    $  525
Service Charges and Fees                  2,163        114      5.6      2,049
Income on Bank Owned Life
   Insurance                                437         (9)    (2.0)       446
Gain on Sale of Mortgages                    63       (158)   (71.5)       221
Other                                       222        (53)   (19.3)       275
                                         ______      _____              ______
   Subtotal                              $3,362      $(154)    (4.4)    $3,516
Investment Securities Gains                 420       (660)   (61.1)     1,080
                                         ______      _____              ______
   Total                                 $3,782      $(814)   (17.7)    $4,596
                                         ======      =====              ======



(Amounts in thousands)                                2004/2003
                                           _______________________________
                                                 Increase/(Decrease)
                                                 __________________
                                       2004        Amount     %       2003
                                       ____       _____       __      ____
Trust Department                         $  525     $   39      8.0     $  486
Service Charges and Fees                  2,049        375     22.4      1,674
Income on Bank Owned Life
   Insurance                                446        (39)    (8.0)       485
Gain on Sale of Mortgages                   221        (13)    (5.6)       234
Other                                       275        178    183.5         97
                                         ______     ______              ______
   Subtotal                              $3,516     $  540     18.1     $2,976
Investment Securities Gains               1,080        781    261.2        299
                                         ______     ______              ______
   Total                                 $4,596     $1,321     40.3     $3,275
                                         ======     ======              ======



NON-INTEREST EXPENSE

     Non interest expense consists of salaries and benefits, occupancy, furniture and equipment, and other miscellaneous expenses. Table 5 provides the yearly non interest expense by category, along with the amount, dollar changes, and percentage of change.

     Total non interest expense amounted to $9,583,000, an increase of $157,000, or 1.7% in 2005 compared to an increase of $1,055,000, or 12.6% in 2004. Expenses associated with employees (salaries and employee benefits) continue to be the largest non interest expenditure. Salaries and employee benefits amounted to 52.9% of total non interest expense in 2005 and 51.8% in 2004. Salaries and employee benefits increased $192,000, or 3.9% in 2005 and $436,000, or 9.8% in 2004. The increases in both years largely reflect normal salary adjustments and increased benefit costs. The number of full time equivalent employees was 128 as of December 31, 2005, and 130 as of December 31, 2004.

     Net occupancy expense decreased $78,000, or 11.9% in 2005 as compared to an increase of $89,000, or 15.7% in 2004. Furniture and equipment expense decreased $98,000, or 12.5% in 2005 compared to an increase of $139,000, or 21.6% in 2004. The decrease in occupancy and furniture and equipment expense in 2005 relates primarily to reductions in depreciation expense. While the increase in occupancy and furniture and equipment expense in 2004 was a result of increased expenses at our new Danville Office and our new Scott Township Office which both opened in 2004. Other operating expenses increased $141,000, or 4.5% in 2005 as compared to an increase of $391,000, or 14.4% in 2004. Increases in professional fees, postage, supplies, insurance, marketing, advertising, and state shares tax account for much of the increase in other operating expenses in both 2005 and 2004.

     The overall level of non interest expense remains low, relative to our peers. In fact, our total non interest expense was less than 2% of average assets in both 2005 and 2004. Non interest expense as a percentage of average assets under 2% places us among the leaders in our peer financial institution categories in controlling non interest expense.


Table 5  -  Non-Interest Expense


(Amounts in thousands)                                 2005/2004
                                           _______________________________
                                                 Increase/(Decrease)
                                                 ___________________
                                        2005       Amount     %        2004
                                        ____        _____    ___       ____
Salaries and Employee Benefits            $5,074      $192       3.9    $4,882
Occupancy, Net                               578       (78)    (11.9)      656
Furniture and Equipment                      684       (98)    (12.5)      782
Other, Shares Tax, and
   Professional Service                    3,247       141       4.5     3,106
                                          ______      ____              ______
  Total                                   $9,583      $157       1.7    $9,426
                                          ======      ====              ======



(Amounts in thousands)                                 2004/2003
                                           _______________________________
                                                 Increase/(Decrease)
                                                   __________________
                                        2004       Amount     %        2003
                                        ____        _____    ___       ____
Salaries and Employee Benefits            $4,882     $  436      9.8    $4,446
Occupancy, Net                               656         89     15.7       567
Furniture and Equipment                      782        139     21.6       643
Other, Shares Tax, and
   Professional Service                    3,106        391     14.4     2,715
                                          ______     ______             ______
   Total                                  $9,426     $1,055     12.6    $8,371
                                          ======     ======             ======



INCOME TAX EXPENSE

     Income tax expense for the year ended December 31, 2005, was $1,363,000 as compared to $1,663,000 and $1,950,000 for the years ended December 31, 2004, and December 31, 2003, respectively. In
2005, our income tax expense decreased because income before taxes decreased $240,000 to $8,210,000 from $8,450,000 in 2004. In 2003, our income before taxes amounted to $9,267,000. The corporation looks to maximize its tax-exempt interest derived from both tax free loans and tax free municipal investments without triggering alternative minimum tax. The effective income tax rate was 16.6% in 2005, 19.7% in 2004, and 21.0% in 2003. The limited availability of tax-free municipal investments at attractive interest rates may result in a higher effective tax rate in future years.

FINANCIAL CONDITION

GENERAL

  Total assets increased to $512,399,000, at year end 2005, an increase of 3.0% over year end 2004. As of December 31, 2005, total deposits amounted to $362,796,000, an increase of 1.4% over 2004. Assets as of December 31, 2004, were $497,615,000, an increase of 3.3% over 2003, while total deposits as of year end 2004 amounted to $357,956,000, an increase of 4.4% from 2003.

  In 2005, the increase in assets primarily reflects the deployment of deposits and borrowings into investment securities because loan growth was limited. The Corporation continues to maintain and manage its asset growth. Our strong equity capital position provides us an opportunity to further leverage our asset growth. Borrowings increased in 2005 by $11,264,000 after increasing in 2004 by $7,733,000. Increased borrowings in 2004 were used primarily to fund investment securities purchases and loan growth. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals continues to be our most significant source of funds. In 2005 and 2004, several successful sales campaigns attracted new customers and generated growth in retail certificates of deposit (time deposits of individuals) as well as savings and money market accounts.

EARNING ASSETS

     Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 94.9% for 2005, compared to 95.0% for 2004 and 95.3% for 2003. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

LOANS

     Total loans, net of unearned income, increased to $234,593,000 as of December 31, 2005, as compared to a balance of $233,800,000 as of December 31, 2004. Table 6 provides data relating to the composition of the Corporation's loan portfolio on the dates indicated. Total loans, net of unearned income increased $793,000, or 0.3% in 2005 compared to an increase of $4,727,000, or 2.1% in 2004.

     The loan portfolio is well diversified and increases in the portfolio in 2005 were primarily in commercial loans secured by real estate. In 2004, the increase in loans was also entirely in commercial real estate. Outstanding balances on commercial - other loans and consumer loans declined in both 2005 and 2004. The Corporation continues to originate and sell certain long term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market.

     The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.



Table 6  -  Loans Outstanding, Net of Unearned Income


(Amounts in thousands)                                  December 31,
                                                   ________________________
                                                2005      2004        2003
                                                ____      ____        ____
Commercial, financial and
   agricultural:
   Commercial secured by
      real estate                              $ 92,930    $ 86,735    $ 73,433
   Commercial - other                            29,284      33,470      33,890
Tax exempt                                        3,840       3,629       3,930
Real estate (primarily
   residential mortgage loans)                   92,840      92,408      96,422
Consumer loans                                   18,467      20,823      25,626
                                               ________    ________    ________
Total Gross Loans                              $237,361    $237,065    $233,301
   Less: Unearned income and
   unamortized loan fees
   net of costs                                   2,768       3,265       4,228
                                               ________    ________    ________
Total Loans, net of
   unearned income                             $234,593    $233,800    $229,073
                                               ========    ========    ========



(Amounts in thousands)                                  December 31,
                                                   ________________________
                                                2002      2001
                                                ____      ____
Commercial, financial and
   agricultural:
   Commercial secured by
      real estate                              $ 65,352    $ 61,135
   Commercial - other                            23,639      24,062
Tax exempt                                        4,393       7,958
Real estate (primarily
   residential mortgage loans)                   85,145      79,483
Consumer loans                                   28,640      32,075
                                               ________     _______
Total Gross Loans                              $207,169    $204,713
   Less: Unearned income and
   unamortized loan fees
   net of costs                                   5,652       6,489
                                               ________    ________
Total Loans, net of
   unearned income                             $201,517    $198,224
                                               ========    ========



INVESTMENT SECURITIES

     The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

     The investment portfolio has been allocated between securities available for sale and securities held to maturity. No investment securities were established in a trading account. Available for sale securities increased to $247,288,000 in 2005, a 4.9% increase over 2004. At December 31, 2005, the net unrealized gain, net of the tax effect, on these securities was $807,000 and is included in stockholders' equity as accumulated other comprehensive gain. At December 31, 2004, accumulated other comprehensive income, net of tax effect, amounted to $3,767,000. In 2005, held to maturity securities increased $887,000, or 26.4% to $4,248,000 after declining $1,868,000, or a 35.7% in 2004. Table 7 provides data on the carrying value of our investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available for sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate an investment security.

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

     During 2005, interest bearing deposits in other banks increased to $58,000 from $36,000 in 2004. Interest bearing deposits in other banks were kept relatively low as funds were invested in marketable securities to maximize income while still addressing liquidity needs.


Table 7  -  Carrying Value of Investment Securities


(Amounts in thousands)                              December 31,
                                              _______________________
                                                        2005
                                              _______________________
                                            Available           Held to
                                              for Sale          Maturity
                                              ________          ________
U. S. Government Corporations
   and Agencies                                $142,403            $1,524
State and Municipal                              84,434             2,724
Corporate                                        12,698                 0
Marketable Equity Securities                      2,966                 0
Restricted Equity Securities                      4,787                 0
                                               ________            ______
Total Investment Securities                    $247,288            $4,248
                                               ========            ======



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
                                               ========            ======



ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2005, the allowance for loan losses was $3,676,000 as compared to $3,828,000 and $3,524,000 as of December 31, 2004 and 2003,
respectively. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

     Management feels based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. Table 8 contains an analysis of our Allowance for Loan Losses indicating charge offs and recoveries by the year and annual additional provisions charged to operations. In 2005, net charge offs as a percentage of average loans were .39% compared to .62% in 2004 and .07% in 2003. Net charge offs amounted to $902,000 in 2005 compared to $1,446,000 in 2004 and $150,000 in 2003, respectively. The decrease in net charge offs in 2005 follows the increase in net charge offs in 2004, resulting primarily from part of one large commercial loan relationship, which was deemed impaired and placed on non accrual, being charged off. The balance of the relationship is on non accrual and included in Table 10 - Non Performing Assets.


Table 8  -  Analysis of Allowance for Loan Losses


(Amounts in thousands)                                                            Years Ended December 31,
                                                    _______________________
                                                  2005      2004      2003
                                                  ____      ____       _____
Balance at beginning of period                     $3,828     $3,524     $3,174
   Charge-offs:
      Commercial, financial, and
         agricultural                                 338      1,209         43
      Real estate - mortgage                          497        132         22
      Installment loans to individuals                 98        143        133
                                                   ______     ______     ______
                                                      933      1,484        198
   Recoveries:
      Commercial, financial, and
         agricultural                                   0          0          1
      Real estate - mortgage                            1         18          1
      Installment loans to individuals                 30         20         46
                                                   ______     ______     ______
                                                       31         38         48

Net charge-offs                                       902      1,446        150
Additions charged to operations                       750      1,750        500
                                                   ______     ______     ______
Balance at end of period                           $3,676     $3,828     $3,524
                                                   ======     ======     ======

Ratio of net charge-offs during the
   period to average loans
   outstanding during the period                     .39%       .62%       .07%
Allowance for loan losses to
   average loans outstanding during
   the period                                       1.58%      1.64%      1.66%



(Amounts in thousands)                            Years Ended December 31,
                                                  _______________________
                                                  2002       2001
                                                  ____       ____
Balance at beginning of period                     $2,922      $2,702
   Charge-offs:
      Commercial, financial, and
         agricultural                                  66         109
      Real estate - mortgage                          140         111
      Installment loans to individuals                196         238
                                                   ______      ______
                                                      402         458
   Recoveries:
      Commercial, financial, and
        agricultural                                    0          21
      Real estate - mortgage                           77           3
      Installment loans to individuals                 27          44
                                                   ______      ______
                                                      104          68

Net charge-offs                                       298         390
Additions charged to operations                       550         610
                                                   ______      ______
Balance at end of period                           $3,174      $2,922
                                                   ======      ======

Ratio of net charge-offs during the
   period to average loans
   outstanding during the period                     .15%        .20%
Allowance for loan losses to
   average loans outstanding during
   the period                                       1.58%       1.50%



     It is the policy of management and the Corporation's Board of Directors to provide for losses on both identified and unidentified losses inherent in its loan portfolio. A provision for loan losses is charged to operations based upon an evaluation of the potential losses in the loan portfolio. This evaluation takes into account such factors as portfolio concentrations, delinquency, trends, trends of non-accrual and classified loans, economic conditions, and other relevant factors.

     The loan review process which is conducted quarterly, is an integral part of our evaluation of the loan portfolio. A detailed quarterly analysis to determine the adequacy of the Corporation's allowance for loan losses is reviewed by our Board of Directors.

     With our manageable level of net charge offs and the additions to the reserve from our provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.58% in 2005, 1.64% to 2004, and 1.66% in 2003.

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



Table 9  -  Allocation of Allowance for Loan Losses


(Amounts in thousands)                                   December 31,
                                                       _________________
                                                     2005           % <F1>
                                                     ____          _____
Commercial, financial, and agricultural                $  906         25.2
Real estate - mortgage                                  2,521         70.2
Consumer and other loans                                  164          4.6
Unallocated                                                85          N/A
                                                       ______        _____
                                                       $3,676        100.0
                                                       ======        =====



(Amounts in thousands)                                   December 31,
                                                       _________________
                                                     2004           % <F1>
                                                     ____          _____
Commercial, financial, and agricultural                $  858         14.3
Real estate - mortgage                                  2,594         77.1
Consumer and other loans                                  308          8.6
Unallocated                                                68          N/A
                                                       ______        _____
                                                       $3,828        100.0
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
                                                       ======        =====



(Amounts in thousands)                                   December 31,
                                                       _________________
                                                     2001           % <F1>
                                                     ____          _____
Commercial, financial, and agricultural                $  605         14.9
Real estate - mortgage                                  1,826         71.2
Consumer and other loans                                  458         13.9
Unallocated                                                33          N/A
                                                       ______        _____
                                                       $2,922        100.0
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

     The total of non performing assets decreased to $2,530,000 as of December 31, 2005, as compared to $3,480,000 as of December 31, 2004. Non accrual and restructured loans decreased to $2,069,000 in 2005 from $3,405,000 in 2004. Foreclosed assets increased to $397,000 in 2005 from $6,000 in 2004. The increase in 2005 consists of five properties acquired through foreclosure and presently for sale. Loans past due 90 days or more and still accruing declined slightly to $64,000 in 2005 from $69,000 in 2004. Our allowance for loan losses to total non performing assets increased to 145.3% in 2005 from 110.0% in 2004. While asset quality has improved in 2005, the corporation continues to retain an independent outside loan review consultant to closely monitor overall loan quality.

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

     Interest income received on non performing loans in 2005 and 2004 was $57,000 and $113,000, respectively. Interest income, which would have been recorded on these loans under the original terms in 2005 and 2004 was $149,000 and $253,000, respectively. At December 31, 2005, the Corporation had no outstanding commitments to advance additional funds with respect to these non performing loans.

     A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2005, 2004 and 2003, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.



Table 10  -  Non-Performing Assets


(Amounts in thousands)                                 December 31,
                                                   ______________________
                                             2005       2004      2003
                                             ____       ____      ____
Non-accrual and restructured loans               $2,069    $3,405     $  735
Foreclosed assets                                   397         6          0
Loans past-due 90 days or more and
   still accruing                                    64        69         33
                                                 ______    ______     ______
   Total non-performing assets                   $2,530    $3,480     $  768
                                                 ======    ======     ======

Non-performing assets to period-end
   loans and foreclosed assets                    1.08%     1.49%       .34%
Total non-performing assets to
   total assets                                    .49%      .70%       .16%
Total allowance for loan losses to
   total non-performing assets                   145.3%    110.0%     458.9%



(Amounts in thousands)                                 December 31,
                                                     _______________
                                             2002       2001
                                             ____       ____
Non-accrual and restructured loans               $  458    $1,102
Foreclosed assets                                     0        75
Loans past-due 90 days or more and
   still accruing                                     0       217
                                                 ______    ______
   Total non-performing assets                   $  458    $1,394

Non-performing assets to period-end
   loans and foreclosed assets                     .23%      .70%
Total non-performing assets to
   total assets                                    .10%      .35%
Total allowance for loan losses to
   total non-performing assets                   693.7%    209.6%


     There is a concentration of real estate mortgage loans in the loan portfolio. Real estate mortgages comprise 79.2% of the loan portfolio as of December 31, 2005, up from 76.6% in 2004. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the real estate loan portfolio has a mix of both fixed rate and adjustable rate mortgages. The real estate loans are concentrated primarily in our marketing area and are subject to risks associated with the local economy.

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

     Deposits increased by $4,840,000, or a 1.4% increase when comparing December 31, 2005 to December 31, 2004. This increase compares to a deposit increase of 4.4% in 2004 and an increase of 3.7% in 2003.

     During 2005, the Corporation experienced a deposit increase in both non interest bearing and interest bearing deposits. Non interest bearing deposits amounted to $39,664,000 as of December 31, 2005, an increase of $3,861,000 or 10.8% over 2004. Interest bearing deposits amounted to $323,132,000 as of December 31, 2005, an increase of $979,000 over 2004.

     During 2005, the Corporation increased its reliance on borrowings. Short term borrowings amounted to $28,151,000 as of year end 2005, an increase of $12,639,000 from 2004. Long term borrowings decreased $1,375,000 in 2005 to $65,535,000 as of December 31, 2005. Total borrowings were $93,686,000 as of December 31, 2005, compared to $82,422,000 on December 31, 2004. Short term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, and short term borrowings from the Federal Home Loan Bank (FHLB).

     Long term borrowings are typically FHLB term borrowings with a maturity of one year or more. Some of the additional short term borrowings were to offset seasonal fluctuations in deposits. In connection with FHLB borrowings and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains on investment securities available for sale, net of taxes, increased shareholders' equity or capital in 2005 and 2004, referred to as accumulated other comprehensive income. The total net increase in capital was $131,000 in 2005 after an increase of $1,961,000 in 2004. The accumulated other comprehensive income amounted to $807,000 in 2005 and $3,767,000 in 2004. One factor which decreased total equity capital in 2005 and 2004 relates to stock repurchase. The Corporation had 153,624 shares of common stock as of December 31, 2005, and 148,264 shares in 2004, at a cost of $4,544,000 and
$4,508,000, respectively as treasury stock.

     Return on equity (ROE) is computed by dividing net income by average stockholders' equity. This ratio was 12.65% for 2005, 12.76% for 2004, and 14.27% for 2003. Refer to Performance Ratios on Page 13 - Selected Financial Data for a more expanded listing of the ROE.

     Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 11 reflects risk based capital ratios and the leverage ratio for our Corporation and Bank. The Corporation's leverage ratio was 10.04% at December 31, 2005, and 9.61% at December 31, 2004.

     The Corporation has consistently maintained regulatory capital ratios at or above the "well capitalized" standards. For additional information on capital ratios, see Page 5 - Corporations Capital Ratios or Table 11 - Capital Ratios. The risk based capital ratios increased somewhat in 2005 from 2004 for both the Corporation and the Bank, remaining very strong. The risk based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk based capital ratio is credit risk exposure associated with off balance sheet contracts and commitments.


Table 11  -  Capital Ratios

                                                         December 31, 2005
                                                         _________________
                                                      Corporation      Bank
                                                        __________    ____
Risk-Based Capital:
   Tier I risk-based capital ratio                   17.74%       15.97%
   Total risk-based capital ratio
      (Tier 1 and Tier 2)                            19.16%       17.22%
Leverage Ratio:
   Tier I capital to average assets                  10.04%       9.03%



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

     Liquidity is needed to provide the funding requirements of depositors withdrawals, loan growth, and other operational needs. Asset liquidity is provided by investment securities maturing in one year or less, other short term investments, federal funds sold, and cash and due from banks. At year end 2005, cash and due from banks and interest bearing deposits in other banks totaled $7,156,000 as compared to $6,186,000 at year end 2004.
Additionally, maturing loans and repayment of loans are another source of asset liquidity.

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

MARKET RISK

     Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. First Keystone Corporation's market risk is composed primarily of interest rate risk. The Corporation's interest rate risk results from timing differences in the repricing of assets, liabilities, off balance sheet instruments, and changes in relationships between ratio indices and the potential exercise of explicit or embedded options.

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

ASSET/LIABILITY MANAGEMENT

     The principal objective of asset liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 12 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2005. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

     Limitations of interest rate sensitivity gap analysis as illustrated in Table 12 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation's position on a single day (December 31, 2005 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation's cumulative gap at one year indicates the Corporation is liability sensitive.


Table 12  -  Interest Rate Sensitivity Analysis


(Amounts in thousands)
                                                  December 31, 2005
                                            _____________________________
                                           One           1 - 5       Beyond
                                          Year           Years       5 Years
                                           ______        ______      _____
Assets                                      $110,719     $209,234     $171,855

Liabilities/Stockholders Equity              293,386      132,419       34,465

Interest Rate Sensitivity Gap               (182,667)      76,815      137,390

Cumulative Gap                              (182,667)    (105,852)      31,538


(Amounts in thousands)
                                                  December 31, 2005
                                            _____________________________
                                           Not Rate
                                          Sensitive      Total
                                            ______       ______
Assets                                      $18,247      $510,055

Liabilities/Stockholders Equity              49,785       510,055

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

     Table 13 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from an increase or decrease of two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would increase by approximately 4.0% if rates fell by two percentage points over one year. The model projects a decrease of approximately 12.2% in net interest income if rates rise by two percentage points over one year. Both of these forecasts are within the one year policy guidelines.

NET PRESENT VALUE ESTIMATION

     The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At year end, a 200 basis point immediate decrease in rates is estimated to increase net present value by 10.0%. Additionally, net present value is projected to decrease by 43.0% if rates increase immediately by 200 basis points. The +2% scenario slightly exceeds policy limits of 40%.

     The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.


TABLE 13  -  EFFECT OF CHANGE IN INTEREST RATES


                                                       Projected Change
                                                       ________________
Effect on Net Interest Income
1-year Net Income simulation Projection
   -200 bp Shock vs Stable Rate                                4.0%
   +200 bp Shock vs Stable Rate                              (12.2%)

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
   -200 bp Shock vs Stable Rate                               10.0%
   +200 bp Shock vs Stable Rate                              (43.0%)



MARKET PRICE/DIVIDEND HISTORY

     As of December 31, 2005, the corporation had 4,385,949 shares of $2.00 par value common stock outstanding held by shareholders of record. First Keystone Corporation's common stock is quoted on the Over The Counter (OTC) Bulletin Board under the symbol "FKYS.OB".

     Table 14 reports the highest and lowest per share prices known to the Corporation and the dividends paid during the periods indicated. The market prices and dividend paid have been adjusted to reflect a 3 for 2 stock split in the form of a 50% stock dividend paid May 11, 2004. These prices do not necessarily reflect any dealer or retail markup, markdown or commission.


TABLE 14  -  MARKET PRICE/DIVIDEND HISTORY


                                          2005
                                 _________________________
                               Common Stock       Dividends
                                 High/Low            Paid
                                  _______            ____
First Quarter                $23.90/$21.50               $.20
Second Quarter               $22.00/$19.75                .20
Third Quarter                $22.75/$20.10                .20
Fourth Quarter               $21.85/$20.00                .22


                                          2004
                                 _________________________
                               Common Stock       Dividends
                                 High/Low            Paid
                                  _______            ____
First Quarter                $25.50/$24.00               $.17
Second Quarter               $25.50/$24.25                .18
Third Quarter                $24.50/$22.75                .18
Fourth Quarter               $23.25/$21.90                .20


                                          2003
                                 _________________________
                               Common Stock       Dividends
                                 High/Low            Paid
                                  _______            ____
First Quarter                $20.77/$17.17               $.16
Second Quarter               $21.67/$19.50                .16
Third Quarter                $22.67/$21.33                .16
Fourth Quarter               $24.33/$22.50                .17





TABLE 15  -  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


(Amounts in thousands, except per share)

                                              Three Months Ended
                                    ______________________________________
2005                             March      June        September     December
                                 31           30          30           31
                                 _____      ____        ________      _______
Interest income                    $6,441      $6,491      $6,637       $6,813
Interest expense                    2,630       2,782       2,981        3,228
                                   ______      ______      ______       ______
Net interest income                $3,811      $3,709      $3,656       $3,585
Provision for loan
   losses                             150         200         150          250
Other non-interest
   income                             803         916         915        1,148
Non-interest expense                2,331       2,389       2,245        2,618
                                   ______      ______      ______       ______
Income before income
   taxes                           $2,133      $2,036      $2,176       $1,865
Income taxes                          378         339         372          274
                                   ______      ______      ______       ______
Net income                         $1,755      $1,697      $1,804       $1,591
                                   ======      ======      ======       ======

Per share                          $  .40      $  .39      $  .41       $  .36



(Amounts in thousands, except per share)

                                              Three Months Ended
                                    ______________________________________
2004                             March      June        September     December
                                 31           30          30           31
                                 _____      ____        ________      _______
Interest income                    $6,261      $6,246      $6,333       $6,196
Interest expense                    2,427       2,444       2,517        2,618
                                   ______      ______      ______       ______
Net interest income                $3,834      $3,802      $3,816       $3,578
Provision for loan
   losses                             150         125         675          800
Other non-interest
   income                             943         949       1,313        1,391
Non-interest expense                2,255       2,368       2,266        2,538
                                   ______      ______      ______       ______
Income before income
   taxes                           $2,372      $2,258      $2,188       $1,631
Income taxes                          516         470         398          278
                                   ______      ______      ______       ______
Net income                         $1,856      $1,788      $1,790       $1,353
                                   ======      ======      ======       ======

Per share                          $  .42      $  .41      $  .41       $  .31



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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      _______________________________________________________


BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

     We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Corporation and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of First Keystone Corporation and Subsidiary's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 20, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.



                             /s/ J. H. Williams & Co., LLP
                             _____________________________
                             J. H. Williams & Co., LLP


Kingston, Pennsylvania
January 20, 2006


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
____________________________________________________________________


(Amounts in thousands)                                   December 31,
                                              __________________
  2005                                                      2004
ASSETS
Cash and due from banks                              $  7,098        $  6,150
Interest-bearing deposits in
   other banks                                             58              36
Investment securities
   available-for-sale                                 247,288         235,692
Investment securities held-to-
   maturity (estimated fair value
   2005 - $4,217; 2004 - $3,364)                        4,248           3,361
Loans, net of unearned income                         234,593         233,800
Allowance for loan losses                              (3,676)         (3,828)
                                                                     ________       ________
   Net loans                                         $230,917        $229,972
                                                                     ________       ________
Premises and equipment, net                             5,091           5,369
Accrued interest receivable                             2,604           2,713
Cash surrender value of bank owned
   life insurance                                      11,470          11,033
Goodwill                                                1,224           1,224
Other assets                                            2,401           2,065
                                                                     ________       ________
      TOTAL ASSETS                                   $512,399        $497,615
                                                                     ========       ========

LIABILITIES
Deposits:
   Non-interest bearing                              $ 39,664        $ 35,803
   Interest bearing                                   323,132         322,153
                                                                     ________       ________
      Total Deposits                                  362,796         357,956
Short-term borrowings                                  28,151          15,512
Long-term borrowings                                   65,535          66,910
Accrued interest and other expenses                     2,372           1,877
Other liabilities                                         102           2,048
                                                                     ________       ________
      TOTAL LIABILITIES                              $458,956        $444,303
                                                                     ________       ________
STOCKHOLDERS' EQUITY
Preferred stock, par value
   $10.00 per share; authorized
   and unissued 500,000 shares                       $   -           $   -
Common stock, par value $2.00 per
   share; authorized 10,000,000
   shares; issued 4,539,573
   shares in 2005 and 2004                              9,079           9,079
Surplus                                                12,387          12,505
Retained earnings                                      35,714          32,469
Accumulated other comprehensive income                    807           3,767
Treasury stock, at cost, 153,624
   shares in 2005 and 148,264
   shares in 2004                                      (4,544)         (4,508)
                                                                     ________       ________
      TOTAL STOCKHOLDERS' EQUITY                     $ 53,443        $ 53,312
                                                                     ________       ________
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                        $512,399        $497,615
                                                                     ========       ========


The accompanying notes are an integral part of these consolidated financial statements.



FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
____________________________________________________________________


(Amounts in thousands, except per share data)
                                           Year Ended December 31,
                                           ______________________
  2005                                                      2004
INTEREST INCOME
Interest and fees on loans                          $14,834           $14,527
Interest and dividends on
   investment securities:
   Taxable                                            7,424             7,132
   Tax-exempt                                         3,857             3,072
   Dividends                                            213               246
Deposits in banks                                        51                59
Federal funds sold                                        3              -
                                                                      _______        _______
      Total interest income                         $26,382           $25,036
                                                                      _______        _______
INTEREST EXPENSE
Deposits                                            $ 8,105           $ 6,908
Short-term borrowings                                   499               166
Long-term borrowings                                  3,017             2,932
                                                                      _______        _______
      Total interest expense                        $11,621           $10,006
                                                                      _______        _______
      Net interest income                           $14,761           $15,030
Provision for loan losses                               750             1,750
                                                                      _______        _______
      Net interest income after
         provision for loan losses                  $14,011           $13,280
                                                                      _______        _______
NON-INTEREST INCOME
   Trust department                                 $   477           $   525
   Service charges and fees                           2,163             2,049
   Bank owned life insurance income                     437               446
   Gain on sale of loans                                 63               221
   Investment securities gains
      (losses) - net                                    420             1,080
   Other                                                222               275                       _______        _______
      Total non-interest income                     $ 3,782           $ 4,596
                                                                      _______        _______
NON-INTEREST EXPENSE
   Salaries and employee benefits                   $ 5,074           $ 4,882
   Occupancy, net                                       578               656
   Furniture and equipment                              684               782
   Professional services                                407               502
   State shares tax                                     482               447
   Other                                              2,358             2,157
                                                                      _______        _______
      Total non-interest expense                    $ 9,583           $ 9,426
                                                                      _______        _______
Income before income taxes                          $ 8,210           $ 8,450
Income tax expense                                    1,363             1,663
                                                                      _______        _______
                                                      NET INCOME      $ 6,847        $ 6,787
                                                                      =======        =======
PER SHARE DATA
   Net income per share:*
      Basic                                         $  1.56           $  1.55
      Diluted                                       $  1.55           $  1.54
   Cash dividends per share*                        $   .82           $   .73



(Amounts in thousands, except per share data)
                                           Year Ended December 31,
                                            _____________________
  2003
INTEREST INCOME
Interest and fees on loans                          $14,352
Interest and dividends on
   investment securities:
   Taxable                                            7,513
   Tax-exempt                                         2,882
   Dividends                                            284
Deposits in banks                                        32
Federal funds sold                                     -
                                                                      _______
      Total interest income                         $25,063
                                                                      _______
INTEREST EXPENSE
Deposits                                            $ 7,469
Short-term borrowings                                   143
Long-term borrowings                                  2,588
                                                                      _______
      Total interest expense                        $10,200
                                                                      _______
      Net interest income                           $14,863
Provision for loan losses                               500
                                                                      _______
      Net interest income after
         provision for loan losses                  $14,363
                                                                      _______
NON-INTEREST INCOME
   Trust department                                 $   486
   Service charges and fees                           1,724
   Bank owned life insurance income                     485
   Gain on sale of loans                                234
   Investment securities gains
      (losses) - net                                    299
   Other                                                 47
                                                                      _______
      Total non-interest income                     $ 3,275
                                                                      _______
NON-INTEREST EXPENSE
   Salaries and employee benefits                   $ 4,446
   Occupancy, net                                       567
   Furniture and equipment                              643
   Professional services                                372
   State shares tax                                     407
   Other                                              1,936
                                                                      _______
      Total non-interest expense                    $ 8,371
                                                                      _______
Income before income taxes                          $ 9,267
Income tax expense                                    1,950
                                                                      _______
      NET INCOME                                    $ 7,317
                                                                      =======
PER SHARE DATA
   Net income per share:*
      Basic                                         $  1.66
      Diluted                                       $  1.65
   Cash dividends per share*                        $   .65

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


(Amounts in thousands)
  Common
   Stock                                        Surplus
   _____                                        ______
Balance At December 31, 2002                       $6,150         $12,584
Comprehensive Income:
  Net income
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects
  Total comprehensive income
Purchase of 41,987 shares
  of treasury stock
Issuance of 2,027 shares of
  common stock under
  dividend reinvestment                                 4              48
Issuance of 8,568 shares of
  treasury stock upon exercise
  of employee stock options                                          (145)
Recognition of stock option expense                                    48
Cash dividends - $.98 per share
                                                   ______         _______
Balance At December 31, 2003                       $6,154         $12,535
Comprehensive Income:
  Net income
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects
  Total comprehensive income
3 for 2 stock split in the form of
  a 50% stock dividend                              2,925
Cash paid in lieu of fractional
  shares
Issuance of 4,336 shares of
  treasury stock upon exercise
  of employee stock options                                           (78)
Recognition of stock option expense                                    48
Cash dividends - $.73 per share
                                                   ______         _______
Balance At December 31, 2004                       $9,079         $12,505
Comprehensive Income:
  Net income
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects
  Total comprehensive income
Purchase of 11,571 shares of
  treasury stock
Issuance of 6,211 shares of
  treasury stock upon exercise
  of employee stock options                                          (116)
Stock option forfeitures in
  excess of stock option expense                                       (2)
Cash dividends - $.82 per share
                                                   ______         _______
Balance At December 31, 2005                       $9,079         $12,387
                                                   ======         =======


(Amounts in thousands)
Comprehensive                                   Retained
  Income                                       Earnings
  ______                                       ________
Balance At December 31, 2002                                      $27,395
Comprehensive Income:
  Net income                                       $7,317           7,317
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    sale, net of reclassification
    adjustment and tax effects                     (1,055)
                                                   ______
  Total comprehensive income                       $6,262
                                                   ======
Purchase of 41,987 shares
  of treasury stock
Issuance of 2,027 shares of
  common stock under
  dividend reinvestment
Issuance of 8,568 shares of
  treasury stock upon exercise
  of employee stock options
Recognition of stock option expense
Cash dividends - $.98 per share                                    (2,884)
                                                                  _______
Balance At December 31, 2003                                      $31,828
Comprehensive Income:
  Net income                                       $6,787           6,787
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                     (1,722)
                                                   ______
  Total comprehensive income                       $5,065
                                                   ======
3 for 2 stock split in the form of
  a 50% stock dividend                                             (2,925)
Cash paid in lieu of fractional
  shares                                                               (3)
Issuance of 4,336 shares of
  treasury stock upon exercise
  of employee stock options
Recognition of stock option expense
Cash dividends - $.73 per share                                    (3,218)
                                                                  _______
Balance At December 31, 2004                                      $32,469
Comprehensive Income:
  Net income                                       $6,847           6,847
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                     (2,960)
                                                   ______
  Total comprehensive income                       $3,887
                                                   ======
Purchase of 11,571 shares of
  treasury stock
Issuance of 6,211 shares of
  treasury stock upon exercise
  of employee stock options
Stock option forfeitures in
  excess of stock option expense
Cash dividends - $.82 per share                                    (3,602)
                                                                   ______
Balance At December 31, 2005                                      $35,714
                                                                  =======


(Amounts in thousands)                        Accumulated
   Other
Comprehensive                                   Treasury
  Income                                         Stock
  _______                                       _____
Balance At December 31, 2002                       $6,544         $(3,577)
Comprehensive Income:
  Net income
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                     (1,055)
  Total comprehensive income
Purchase of 41,987 shares
  of treasury stock                                                (1,374)
Issuance of 2,027 shares of
  common stock under
  dividend reinvestment
Issuance of 8,568 shares of
  treasury stock upon exercise
  of employee stock options                                           296
Recognition of stock option expense
Cash dividends - $.98 per share
                                                   ______         _______
Balance At December 31, 2003                       $5,489         $(4,655)
Comprehensive Income:
  Net income
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                     (1,722)
  Total comprehensive income
3 for 2 stock split in the form of
  a 50% stock dividend
Cash paid in lieu of fractional
  shares
Issuance of 4,336 shares of
  treasury stock upon exercise
  of employee stock options                                           147
Recognition of stock option expense
Cash dividends - $.73 per share
                                                   ______         _______
Balance At December 31, 2004                       $3,767         $(4,508)

Comprehensive Income:
  Net income
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                     (2,960)
  Total comprehensive income
Purchase of 11,571 shares of
  treasury stock                                                     (247)
Issuance of 6,211 shares of
  treasury stock upon exercise
  of employee stock options                                           211
Stock option forfeitures in
  excess of stock option expense
Cash dividends - $.82 per share
                                                  _______         _______
Balance At December 31, 2005                      $   807         $(4,544)
                                                  =======         =======



(Amounts in thousands)
   Total
  ____
Balance At December 31, 2002                      $49,096
Comprehensive Income:
  Net income                                        7,317
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                     (1,055)
  Total comprehensive income
Purchase of 41,987 shares
  of treasury stock                                (1,374)
Issuance of 2,027 shares of
  common stock under
  dividend reinvestment                                52
Issuance of 8,568 shares of
  treasury stock upon exercise
  of employee stock options                           151
Recognition of stock option expense                    48
Cash dividends - $.98 per share                    (2,884)
                                                  _______
Balance At December 31, 2003                      $51,351
Comprehensive Income:
  Net income                                        6,787
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                     (1,722)
  Total comprehensive income
3 for 2 stock split in the form of
  a 50% stock dividend
Cash paid in lieu of fractional
  shares                                               (3)
Issuance of 4,336 shares of
  treasury stock upon exercise
  of employee stock options                            69
Recognition of stock option expense                    48
Cash dividends - $.73 per share                    (3,218)
                                                  _______
Balance At December 31, 2004                      $53,312

Comprehensive Income:
  Net income                                        6,847
  Change in net unrealized
    gain (loss) on investment
    securities available-for-sale,
    net of reclassification
    adjustment and tax effects                     (2,960)
  Total comprehensive income
Purchase of 11,571 shares of
  treasury stock                                     (247)
Issuance of 6,211 shares of
  treasury stock upon exercise
  of employee stock options                            95
Stock option forfeitures in
  excess of stock option expense                       (2)
Cash dividends - $.82 per share                    (3,602)
                                                  _______
Balance At December 31, 2005                      $53,443
                                                  =======


The accompanying notes are an integral part of these consolidated financial statements.



FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
____________________________________________________________________


(Amounts in thousands)                                Year Ended December 31,
                                            _______________________
  2005                                                     2004
OPERATING ACTIVITIES
Net income                                          $  6,847         $  6,787
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Provision for loan losses                             750            1,750
   Depreciation and amortization                         551              666
   Stock option expense (Forfeitures
      in excess of expense)                               (2)              48
   Premium amortization on
     investment securities                               411              787
   Discount accretion on investment
      securities                                        (681)            (350)
   Core deposit discount accretion
      net of amortization                                (73)             (96)
   Deferred income tax benefit                           (49)            (154)
   Gain on sale of mortgage loans                        (63)            (221)
   Proceeds from sale of mortgage
      loans originated for resale                      4,759           13,543
   Originations of mortgage loans
      held for resale                                 (6,271)          (6,137)
   Gain on sales of investment
      securities                                        (420)          (1,080)
   Loss on sale of foreclosed real
      estate                                            -                -
   Decrease in accrued interest
      receivable                                         108               66
   Increase in cash surrender value
      of bank owned life insurance                      (437)            (446)
   (Increase) decrease in other
      assets (net)                                       410             (482)
   Increase in accrued interest
      and other expenses                                 494              213
   Decrease in other
      liabilities - net                                 (136)            -
                                                                     ________       ________
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                    $  6,198         $ 14,894
                                                                     ________       ________
INVESTING ACTIVITIES
Proceeds from sales of investment
   securities available-for-sale                    $119,669         $ 68,654
Proceeds from maturities and
   redemptions of investment
   securities available-for-sale                      34,112           30,237
Purchases of investment securities
   available-for-sale                               (169,780)        (108,877)
Proceeds from maturities and
   redemption of investment
   securities held-to-maturity                           113              252
Proceeds from sales of investment
   securities held-to-maturity                          -               2,199
Purchases of investment securities
   held-to-maturity                                   (1,000)          (1,630)
Net increase in loans                                   (575)         (13,358)
Purchases of premises and equipment                     (177)            (885)
Final settlement on acquisition of
   branch                                               -                (414)
Pre-settlement advance on
   acquisition of branch                                -                -
Proceeds from sale of foreclosed
   real estate                                            60             -
                                                                     ________       ________
   NET CASH (USED IN) INVESTING
      ACTIVITIES                                    $(17,578)        $(23,822)
                                                                     ________       ________
FINANCING ACTIVITIES
Net increase in deposits                            $  4,840         $  4,592
Net increase in short-term
   borrowings                                         12,639            3,768
Proceeds from long-term borrowings                     8,000            7,500
Repayment of long-term borrowings                     (9,375)          (3,535)
Cash paid in lieu of fractional
   shares                                               -                  (3)
Proceeds from issuance of
   common stock                                         -                -
Proceeds from sale of treasury stock                      95               69
Acquisition of treasury stock                           (247)            -
Cash dividends paid                                   (3,602)          (3,218)
                                                                     ________       ________
   NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                    $ 12,350         $  9,173
                                                                     ________       ________
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                 $    970         $    245
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                   6,186            5,941
                                                                     ________       ________
   CASH AND CASH EQUIVALENTS
      AT END OF YEAR                                $  7,156         $  6,186
                                                                     ========       ========



(Amounts in thousands)                                Year Ended December 31,
                                             _____________________
  2003
OPERATING ACTIVITIES
Net income                                          $  7,317
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Provision for loan losses                             500
   Depreciation and amortization                         491
   Stock option expense (Forfeitures
      in excess of expense)                               48
   Premium amortization on
      investment securities                            1,128
   Discount accretion on investment
      securities                                        (451)
   Core deposit discount accretion
      net of amortization                               -
   Deferred income tax benefit                          (116)
   Gain on sale of mortgage loans                       (234)
   Proceeds from sale of mortgage
      loans originated for resale                     14,800
   Originations of mortgage loans
      held for resale                                (17,377)
   Gain on sales of investment
      securities                                        (299)
   Loss on sale of foreclosed real
      estate                                              15
   Decrease in accrued interest
      receivable                                         257
   Increase in cash surrender value
      of bank owned life insurance                      (485)
   (Increase) decrease in other
      assets (net)                                      (216)
   Increase in accrued interest
      and other expenses                                  16
   Decrease in other
      liabilities - net                                 (214)
                                                                     ________
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                    $  5,180
                                                                     ________
INVESTING ACTIVITIES
Proceeds from sales of investment
   securities available-for-sale                    $ 38,223
Proceeds from maturities and
   redemptions of investment
   securities available-for-sale                      47,828
Purchases of investment securities
   available-for-sale                               (104,588)
Proceeds from maturities and
   redemption of investment
   securities held-to-maturity                         1,097
Proceeds from sales of investment
   securities held-to-maturity                          -
Purchases of investment securities
   held-to-maturity                                     -
Net increase in loans                                (25,023)
Purchases of premises and equipment                   (1,154)
Final settlement on acquisition of
   branch                                               -
Pre-settlement advance on
   acquisition of branch                               8,715
Proceeds from sale of foreclosed
   real estate                                           114
                                                                     ________
   NET CASH (USED IN) INVESTING
      ACTIVITIES                                    $(34,788)
                                                                     ________
FINANCING ACTIVITIES
Net increase in deposits                            $ 12,275
Net increase in short-term
   borrowings                                          2,678
Proceeds from long-term
   borrowings                                         18,695
Repayment of long-term borrowings                     (1,500)
Cash paid in lieu of fractional
   shares                                               -
Proceeds from issuance of
   common stock                                           52
Proceeds from sale of treasury stock                     151
Acquisition of treasury stock                         (1,374)
Cash dividends paid                                   (2,884)
                                                                     ________
   NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                    $ 28,093
                                                                     ________
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                 $ (1,515)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                   7,456
                                                                     ________
   CASH AND CASH EQUIVALENTS AT
      END OF YEAR                                   $  5,941
                                                                     ========

The accompanying notes are an integral part of these consolidated financial statements.


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


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

LOANS

     Loans are stated at their outstanding unpaid principal balances, net of deferred fees or costs, unearned income and the allowance for loan losses. Interest on installment loans is recognized as income over the term of each loan, generally, by the actuarial method. Interest on all other loans is primarily recognized based upon the principal amount outstanding on an actual day basis. Loan origination fees and certain direct loan origination costs have been deferred with the net amount amortized using the interest method over the contractual life of the related loans as an interest yield adjustment.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the years ended December 31, 2005 and 2004, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $397,000 and $0 at December 31, 2005 and 2004, respectively.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $128,000, $128,000 and

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


$91,000 in 2005, 2004 and 2003, respectively, and the amortization of the investments in the limited partnerships were $96,000, $92,000 and $66,000 in 2005, 2004 and 2003, respectively. The carrying value of the investments as of December 31, 2005, and 2004, was $695,000 and $791,000, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

GOODWILL, OTHER INTANGIBLE ASSETS, AND PREMIUM DISCOUNT

     Goodwill resulted from the acquisition of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the date of acquisition. The Corporation accounts for goodwill pursuant to the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets". SFAS No. 142 includes requirements to test goodwill for impairments rather than to amortize goodwill. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2005, and has determined there was no impairment as of that date.

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

     As of the first quarter 2003, the Corporation adopted
Statement of Financial Accounting Standards (SFAS) No. 148,
"Accounting for Stock Based Compensation - Transition and
Disclosures - an amendment of FASB Statement No. 123". The
Corporation elected to use the "prospective method" of accounting for stock options as allowed by the Standard. Accordingly, compensation expense (forfeitures in excess of stock option expense) was recognized in 2005 and 2004 in the amount of $(2,000) and $48,000, respectively, being the vested portion attributable to stock options granted in 2005 and 2003 (See Note 20).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


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

     Per share data has been adjusted retroactively for stock splits and stock dividends. The reconciliation of the numerators and denominators of the basis and diluted earnings per share follows:


                                       Year Ended December 31, 2005
                                 ________________________________________
                                             Weighted Average
                              Net Income     Number of Shares     Per Share
                              Numerators       Denominators          Amount
                              __________       ____________          ______
Net income                        $6,847
                                  ======
Basic earnings per
  share:
  Income available
    to common
    stockholders                  $6,847              4,393           $1.56
Effect of dilutive
  securities:
  Stock options                                           9
                                                      _____
Diluted earnings per
  share:
  Income available
    to common
    stockholders                  $6,847              4,402           $1.55



                                       Year Ended December 31, 2004
                                 ________________________________________
                                             Weighted Average
                              Net Income     Number of Shares     Per Share
                              Numerators       Denominators          Amount
                              __________       ____________          ______
Net income                        $6,787
                                  ======
Basic earnings per
  share:
  Income available
    to common
    stockholders                  $6,787              4,388           $1.55
Effect of dilutive
  securities:
  Stock options                                          16
                                                      _____
Diluted earnings per
  share:
  Income available
    to common
    stockholders                  $6,787              4,404           $1.54



                                       Year Ended December 31, 2003
                                 ________________________________________
                                             Weighted Average
                              Net Income     Number of Shares     Per Share
                              Numerators       Denominators          Amount
                              __________       ____________          ______
Net income                        $7,317
                                  ======
Basic earnings per
  share:
  Income available
    to common
    stockholders                  $7,317              4,417           $1.66
Effect of dilutive
  securities:
  Stock options                                          12
                                                      _____
Diluted earnings per
  share:
  Income available
    to common
    stockholders                  $7,317              4,429           $1.65


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2005, the Financial Accounting Standards Board
(FASB) issued FASB Staff Position (FSP) 115 - "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other than temporary and recognized as a loss in the consolidated statement of income. Specifically, this guidance clarifies that an investor should recognize an impairment loss no later than when an impairment is deemed other than temporary, even if the decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. The Corporation has followed the guidance of this FSP in 2005.

     In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Charges and Error Corrections", which modifies the accounting for and reporting of a change in an accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specified transition provisions. This statement also requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impractical to determine either the period specific or cumulative effects of the accounting change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets", which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance.
SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmenetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


     In addition, this statement amends SFAS No. 95 "Statement of Cash Flows" to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Corporation will be required to adopt these statements as of January 1, 2006.

     In January 2003, the Corporation adopted the provisions of SFAS No. 123 and began recognizing the compensation expense ratably in the consolidated statement of income, based on the estimated fair value of all awards granted after that date. SFAS No. 123R will require the Corporation to change its method of accounting for share based awards to include estimated forfeitures in the initial estimate of compensation expense and to accelerate the recognition of compensation expense for retiree eligible employees. The adoption of these standards is not expected to have a material effect on the Corporation's consolidated financial condition or results of operations.

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003, was approximately
$219,000, $305,000 and $256,000, respectively.

RECLASSIFICATIONS

 Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2005 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


NOTE 2  -   RESTRICTED CASH BALANCES

     The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2005, was $754,000, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset specific charges for services. At December 31, 2005, the amount of this balance was $700,000.


NOTE 3  -   INVESTMENT SECURITIES

     The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as "Available For Sale" or "Held to Maturity" were as follows at December 31, 2005 and 2004:


(Amounts in thousands)                       Available-for-Sale Securities
                                             _____________________________
                                              Gross
 Amortized                                 Unrealized
  Cost                                        Gains
 _________                                 __________
December 31, 2005:
Obligations of U.S. Government
  Corporations and Agencies:
  Mortgage-backed                             $129,585              $   81
  Other                                         15,000                 -
Obligations of state and
  political subdivisions                        82,262               2,369
Corporate securities                            12,448                 250
Marketable equity securities                     1,874               1,120
Restricted equity securities                     4,787                 -
                                              ________              ______
Total                                         $245,956              $3,820
                                              ========              ======



(Amounts in thousands)                       Available-for-Sale Securities
                                             _____________________________
   Gross                                    Estimated
Unrealized                                   Fair
  Losses                                      Value
 _________                                 __________
December 31, 2005:
Obligations of U.S. Government
  Corporations and Agencies:
  Mortgage-backed                              $1,987              $127,679
  Other                                           276                14,724
Obligations of state and
  political subdivisions                          197                84,434
Corporate securities                              -                  12,698
Marketable equity securities                       28                 2,966
Restricted equity securities                      -                   4,787
                                               ______              ________

Total                                          $2,488              $247,288
                                               ======              ========


    FIRST KEYSTONE CORPORATION AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
    ________________________________________________________________



(Amounts in thousands)                        Held-to-Maturity Securities
                                             _____________________________
                                              Gross
 Amortized                                 Unrealized
  Cost                                        Gains
 _________                                 __________
December 31, 2005:
Obligations of U.S. Government
  Corporations and Agencies:
  Mortgage-backed                             $  524                  $-
  Other                                        1,000                   -
Obligations of state and
  political subdivisions                       2,724                   6
                                              ______                  __
Total                                         $4,248                  $6
                                              ======                  ==



(Amounts in thousands)                        Held-to-Maturity Securities
                                             _____________________________
   Gross                                    Estimated
Unrealized                                   Fair
  Losses                                      Value
 _________                                 __________
December 31, 2005:


Obligations of U.S. Government
  Corporations and Agencies:
  Mortgage-backed                               $ 6                 $  518
  Other                                           6                    994
Obligations of state and
  political subdivisions                         25                  2,705
                                                ___                 ______
Total                                           $37                 $4,217
                                                ===                 ======



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
                                                 ==                 ======



     Securities Available for Sale with an aggregate fair value of $53,177,000 in 2005 and $55,038,000 in 2004; and securities Held to
Maturity with an aggregate unamortized cost of $2,154,000 in 2005 and $1,638,000 in 2004, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $36,120,000 in 2005 and $37,224,000 in 2004 as required by law.

     The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at December 31, 2005. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________



(Amounts in thousands)
December 31, 2005
_________________________________
                                       U.S. Government       Obligations
                                          Agency &            of State
                                         Corporation         & Political
                                         Obligations        Subdivisions
                                           <F1>                 <F2>
                                         ___________        ____________
Available-For-Sale:
Within 1 Year:
 Amortized cost                             $    -              $  -
 Estimated fair value                            -                 -
 Weighted average yield                          -                 -
1 - 5 Years:
 Amortized cost                                4,803               -
 Estimated fair value                          4,754               -
 Weighted average yield                        4.58%               -
5 - 10 Years:
 Amortized cost                               58,764              7,922
 Estimated fair value                         57,928              8,124
 Weighted average yield                        4.75%              6.20%
After 10 Years:
 Amortized cost                               81,018             74,340
 Estimated fair value                         79,721             76,310
 Weighted average yield                        5.12%              6.67%
                                            ________            _______
Total:
 Amortized cost                             $144,585            $82,262
 Estimated fair value                        142,403             84,434
 Weighted average yield                        4.95%              6.63%



(Amounts in thousands)
December 31, 2005
_____________________________
                                         Marketable           Restricted
                                           Equity               Equity
                                         Securities           Securities
                                           <F3>                 <F3>
                                         __________           __________
Available-For-Sale:
Within 1 Year:
 Amortized cost                              $  -                $  -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
1 - 5 Years:
 Amortized cost                                 -                   -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
5 - 10 Years:
 Amortized cost                                 -                   -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
After 10 Years:
 Amortized cost                               1,874               4,787
 Estimated fair value                         2,966               4,787
 Weighted average yield                       4.37%               3.02%
                                             ______              ______
Total:
 Amortized cost                              $1,874              $4,787
 Estimated fair value                         2,966               4,787
 Weighted average yield                       4.37%               3.02%



(Amounts in thousands)
December 31, 2005
___________________________
                                          Corporate
                                         Securities
                                          _________
Available-For-Sale:
Within 1 Year:
 Amortized cost                             $ 7,009
 Estimated fair value                         7,034
 Weighted average yield                       5.98%
1 - 5 Years:
 Amortized cost                                -
 Estimated fair value                          -
 Weighted average yield                        -
5 - 10 Years:
 Amortized cost                               5,439
 Estimated fair value                         5,664
 Weighted average yield                       6.52%
After 10 Years:
 Amortized cost                                -
 Estimated fair value                          -
 Weighted average yield                        -
                                            _______
Total:
 Amortized cost                             $12,448
 Estimated fair value                        12,698
 Weighted average yield                       6.22%
______________________

<F1>
Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

<F2>
Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

<F3>
Marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the after ten year category.


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


(Amounts in thousands)
December 31, 2005
_________________________________
                                       U.S. Government       Obligations
                                          Agency &            of State
                                         Corporation         & Political
                                         Obligations        Subdivisions
                                           <F1>                 <F2>
                                         ___________        ____________
Held-To-Maturity:
Within 1 Year:
 Amortized cost                              $  -                $  -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
1 - 5 Years:
 Amortized cost                                 -                   -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
5 - 10 Years:
 Amortized cost                               1,000               1,724
 Estimated fair value                           994               1,699
 Weighted average yield                       6.00%               4.91%
After 10 Years:
 Amortized cost                                 524               1,000
 Estimated fair value                           518               1,006
 Weighted average yield                       4.07%               5.88%
                                             ______              ______
Total:
 Amortized cost                              $1,524              $2,724
 Estimated fair value                         1,512               2,705
 Weighted average yield                       5.34%               5.27%



(Amounts in thousands)
December 31, 2005
_____________________________
                                         Marketable           Restricted
                                           Equity               Equity
                                         Securities           Securities
                                           <F3>                 <F3>
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



(Amounts in thousands)
December 31, 2005
____________________________
                                          Corporate
                                         Securities
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

<F2>
Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

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

     There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders' equity at December 31, 2005. The quality rating of all obligations of state and political subdivisions are "A" or higher, as rated by Moody's or Standard and Poors. The only exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments are actively traded in a liquid market.

     Proceeds from sale of investments in Available for Sale debt and equity securities during 2005, 2004 and 2003 were $119,669,000, $68,654,000 and $38,223,000, respectively. Gross gains realized on these sales were $2,242,000, $2,547,000 and $735,000, respectively.
Gross losses on these sales were $1,822,000, $1,467,000 and $436,000, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


     Proceeds from sale of investments in Held To Maturity debt and equity securities during 2005, 2004, and 2003 were $0, $2,199,000 and $0, respectively. Gross gains realized on these sales were $0, $0, and $0, respectively. Gross losses on these sales were $0, $57,000, and $0, respectively.

     In accordance with disclosures required by EITF No. 03-1, the summary below shows the gross unrealized losses and fair value of the Bank's investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or more than 12 months as of December 31, 2005 and 2004:


December 31, 2005
                                                  Less Than 12 Months
                                                _______________________
                                                Fair           Unrealized
(Amounts in thousands)                          Value             Loss
                                               _____             ____
Direct obligations of the
   U.S. Government                              $ 15,718           $  282
Federal Agency Mortgage
   Backed Securities                             107,756            1,643
Municipal Bonds                                   14,160              155
Equities                                             385               24
                                                ________           ______
                                                $138,019           $2,104
                                                ========           ======



December 31, 2005
                                                   12 Months or More
                                                 _____________________
                                                Fair           Unrealized
(Amounts in thousands)                          Value             Loss
                                               _____             ____
Direct obligations of the
   U.S. Government                               $   -               $ -
Federal Agency Mortgage
   Backed Securities                               9,148              351
Municipal Bonds                                    3,039               66
Equities                                             198                4
                                                 _______             ____
                                                 $12,385             $421
                                                 =======             ====



December 31, 2005
                                                         Total
                                                _______________________
                                                Fair           Unrealized
(Amounts in thousands)                          Value             Loss
                                               _____             ____
Direct obligations of the
   U.S. Government                              $ 15,718           $  282
Federal Agency Mortgage
   Backed Securities                             116,904            1,994
Municipal Bonds                                   17,199              221
Equities                                             583               28
                                                ________           ______
                                                $150,404           $2,525
                                                ========           ======




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
                                                =======             ====



     The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Corporation) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of FHLMC preferred stocks. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower that the Corporation's carrying value at any measurement date. Management does not believe any of their 100 securities in an unrealized position as of December 31, 2005 represents an other than temporary impairment. The Corporation has the ability to hold the securities contained in the above table for a time necessary to recover the cost.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


NOTE 4  -   LOANS

     Major classifications of loans at December 31, 2005 and 2004 consisted of:


(Amounts in thousands)
                                                   2005              2004
                                                   ____              ____
Commercial, Financial, and
   Agricultural                                     $ 29,284        $ 33,470
Tax-exempt                                             3,840           3,629
Real estate mortgage - Held-for-sale                   2,247             671
Real estate mortgage - Other                         183,523         178,472
Consumer                                              18,467          20,823
                                                    ________        ________
Gross loans                                         $237,361        $237,065
Add (deduct): Unearned discount                       (2,981)         (3,523)
              Net deferred loan
              fees and costs                             213             258
                                                    ________        ________
Loans, net of unearned income                       $234,593        $233,800
                                                    ========        ========



     Changes in the allowance for loan losses for the years ended
December 31, 2005, 2004 and 2003, were as follows:


(Amounts in thousands)
                                       2005            2004           2003
                                       ____            ____           ____
Balance, January 1                       $3,828         $3,524         $3,174
Provision charged to operations             750          1,750            500
Loans charged off                          (933)        (1,484)          (198)
Recoveries                                   31             38             48
                                         ______         ______         ______
Balance, December 31                     $3,676         $3,828         $3,524
                                         ======         ======         ======



     Non accrual loans at December 31, 2005, 2004 and 2003 were $2,069,000, $3,405,000 and $735,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:


(Amounts in thousands)
                                              2005       2004        2003
                                              ____       ____        ____
Gross interest due under terms                   $149       $253        $61
Amount included in income                         (57)      (113)       (38)
                                                 ____       ____        ___
Interest income not recognized                   $ 92       $140        $23
                                                 ====       ====        ===



     At December 31, 2005, 2004 and 2003 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $2,069,000, $3,405,000 and $735,000, respectively. No additional charge to operations was required to provide for the impaired loans allowance of $327,000, $246,000 and $114,000, respectively at December 31, 2005, 2004 and 2003, since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses. The average recorded investment in impaired loans during the year ended December 31, 2005, 2004 and 2003 was approximately $2,187,000, $2,397,000 and
$569,000, respectively.

     Loans past due 90 days or more and still accruing interest were $64,000 at December 31, 2005 and $69,000 at December 31, 2004.

     At December 31, 2005, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


NOTE 5  -   MORTGAGE SERVICING RIGHTS

     The mortgage loans sold serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $34,117,000 and $35,177,000 at December 31, 2005 and 2004,
respectively. The balances of amortized capitalized mortgage servicing rights, net of valuation allowances, included in other assets at December 31, 2005 and 2004, were $255,000 and $250,000, respectively. A valuation allowance is provided when the carrying amount exceeds fair value determined by using a discount rate of 7.6% and average lives of generally 3 to 13 years depending on loan rates.

     The following summarizes mortgage servicing rights capitalized and amortized along with the aggregate activity in the related valuation allowances:


(Amounts in thousands)
                                        2005           2004           2003
                                        ____           ____           ____
Balance, January 1                        $297           $255          $219
Servicing asset additions                   28             95           130
Amortization                               (57)           (53)          (94)
                                          ____           ____          ____
Balance, December 31                      $268           $297          $255

Valuation Allowances:
Balance, January 1                        $ 47           $ 53          $ -
  Additions                                 -              -             53
  Reductions                               (34)            (6)           -
  Writedowns                                -              -             -
                                          ____           ____          ____
Balance, December 31                      $ 13           $ 47          $ 53
                                          ____           ____          ____
Net Mortgage Servicing Rights             $255           $250          $202
                                          ====           ====          ====



     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $16,000 and $15,000 at December 31, 2005 and 2004, respectively.


NOTE 6  -   PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 2005 and 2004 follows:


(Amounts in thousands)
                                                    2005           2004
                                                    ____           ____
Land                                                 $ 1,055        $ 1,055
Buildings                                              4,472          4,472
Leasehold improvements                                   214            214
Equipment                                              5,323          5,164
_______                                              _______
 11,064                                               10,905
Less:  Accumulated depreciation                        5,973          5,536
_______                                              _______
Total                                                $ 5,091        $ 5,369
=======                                              =======



     Depreciation amounted to $455,000 for 2005, $574,000 for 2004 and $426,000 for 2003.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


NOTE 7  -   GOODWILL, OTHER INTANGIBLE ASSETS, AND
            PREMIUM DISCOUNTS

     Goodwill, other intangible assets, and premium discounts were comprised of the following at December 31, 2005:


(Amounts in thousands)
                                               Gross          Accumulated
                                          Carrying Amount   Amortization/
                                                              (Accretion)
                                              ______          __________
Unamortized intangible asset:
   Goodwill                                    $1,224             $  -
                                               ======             =====
Core deposit intangible                        $  137             $  32
                                               ======             =====
Premium discount (negative
   premium) on acquired
   certificates of deposit                     $ (217)            $(201)
                                               ======             =====



     Amortization expense of the core deposit intangible was $16,000 for the year ended December 31, 2005 and accretion of the premium discount (negative premium) of the acquired certificates of deposit was $89,000 for the year ended December 31, 2005.

     Estimated amortization/accretion is as follows for the years ending December 31:


(Amounts in thousands)

                       Amortization         Accretion of Premium Discount
                          of Core                  (Negative Premium)
                    Deposit Intangible        on Certificates of Deposit
                    __________________        __________________________

2006                     16                               (15)
2007                     16                                (1)
2008                     16                                -
2009                     16                                -
2010                     16                                -



NOTE 8  -   DEPOSITS

     Major classifications of deposits at December 31, 2005 and 2004 consisted of:


(Amounts in thousands)
                                                2005               2004
                                                ____              ____
Demand - non-interest bearing                    $ 39,664          $ 35,803
Demand - interest bearing                          55,001            59,984
Savings                                            67,377            70,566
Time, $100,000 and over                            42,203            37,949
Other time                                        158,551           153,654
                                                 ________          ________
Total deposits                                   $362,796          $357,956
                                                 ========          ========


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


     The following is a schedule reflecting classification and remaining maturities of time deposits of $100,000 and over at December 31, 2005:


(Amounts in thousands)

2006                               $28,316
2007                                 8,430
2008                                 2,910
2009                                 1,629
2010                                   918
                                   _______
                                   $42,203
                                   =======



     Interest expense related to time deposits of $100,000 or more was $1,330,000 in 2005, $1,095,000 in 2004 and $1,227,000 in 2003.
     In January 2004, approximately $10,350,000 of deposit accounts were assumed from the branch of another financial institution (See
Note 12).


NOTE 9  -   SHORT-TERM BORROWINGS

     Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30 day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2005 and 2004:


(Amounts in thousands)
                                                    2005
                                    _______________________________________
                                  Maximum
                                  Ending      Average   Month End    Average
                                  Balance    Balance      Balance      Rate
                                  ______      ______      ______      ____
Federal funds purchased
  and securities sold
  under agreements to
  repurchase                       $11,295      $10,770     $13,774      2.97%
Federal Home Loan Bank              15,900        4,705      15,900      3.56%
U.S. Treasury tax and
  loan notes                           956          334       1,092      3.54%
                                   _______      _______     _______
Total                              $28,151      $15,809     $30,766      3.56%
                                   =======      =======     =======



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
                                   =======      =======     =======


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


NOTE 10  -   LONG-TERM BORROWINGS

     Long term borrowings are comprised of advances from the Federal Home Loan Bank (FHLB). Under terms of a blanket agreement, collateral for the loans is secured by certain qualifying assets of the Corporation's banking subsidiary. The principal assets are real estate mortgages with a carrying value of $211,494,000 and certain investment securities with a carrying value of $120,155,000 at December 31, 2005.

     A schedule of long term borrowings by maturity as of December 31, 2005 and 2004 follows:



(Amounts in thousands)
                                            2005            2004
                                            ____            ____
Due 2005, 1.83% to 6.49%                        $  -           $ 9,375
Due 2006, 2.46% to 4.18%                         11,000          8,000
Due 2007, 3.09% to 3.91%                         10,255          7,255
Due 2008, 3.54% to 5.48%                          9,030          7,030
Due 2009, 3.87%                                   2,000          2,000
Due 2010, 5.45% to 6.76%                         15,500         15,500
Due 2011, 3.94% to 5.03%                          9,000          9,000
Due 2012, 4.77%                                   5,000          5,000
Due 2014, 5.41%                                   3,750          3,750
                                                _______        _______
                                                $65,535        $66,910
                                                =======        =======



NOTE 11  -   INCOME TAXES

     The current and deferred components of the income tax provision (benefit) consisted of the following:


(Amounts in thousands)
    2005                              2004           2003
    ____                              ____           ____
Federal
  Current                                $1,389        $1,775         $2,066
  Deferred (benefit)                        (49)         (155)          (114)
                                         ______        ______         ______
                                         $1,340        $1,620         $1,952
                                         ______        ______         ______
State
  Current                                $   23        $   41         $  -
  Deferred (benefit)                        -               2             (2)
                                         ______        ______         ______
                                         $   23        $   43         $   (2)
                                         ______        ______         ______
Total provision for
   income taxes                          $1,363        $1,663         $1,950
                                         ======        ======         ======



     The following is a reconciliation between the actual provision for federal income taxes and the amount of federal income taxes which would have been provided at the statutory rate of 34%:


(Amounts in thousands)                                     2005
________________
  Amount                                             Rate
  ______                                             ____
Provision at statutory rate                            $2,792        34.0%
Tax-exempt income                                      (1,374)      (16.7)
Non-deductible expenses                                   161         2.0
Tax credit from limited partnership
   Less amortization - net                                (64)        (.8)
Bank owned life insurance income - net                   (149)       (1.8)
Other-net                                                 (26)        (.4)
                                                       ______        ____
Applicable federal income tax and rate                 $1,340        16.3%
                                                       ======        ====



(Amounts in thousands)                                     2004
________________
  Amount                                             Rate
  ______                                             ____
Provision at statutory rate                            $2,873        34.0%
Tax-exempt income                                      (1,107)      (13.1)
Non-deductible expenses                                   125         1.5
Tax credit from limited partnership
   Less amortization - net                                (67)        (.8)
Bank owned life insurance income - net                   (152)       (1.8)
Other, net                                                (52)        (.6)
                                                       ______        ____
Applicable federal income tax and rate                 $1,620        19.2%
                                                       ======        ====



(Amounts in thousands)                                     2003
________________
  Amount                                             Rate
  ______                                             ____
Provision at statutory rate                            $3,151        34.0%
Tax-exempt income                                      (1,050)      (11.3)
Non-deductible expenses                                   113         1.2
Tax credit from limited partnership
   Less amortization - net                                (49)        (.5)
Bank owned life insurance income - net                   (165)       (1.8)
Other, net                                                (48)        (.5)
                                                       ______        ____
Applicable federal income tax and rate                 $1,952        21.1%
                                                       ======        ====


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


     Total federal income tax attributable to realized security gains and losses was $143,000 in 2005, $367,000 in 2004 and
$102,000 in 2003.

     The deferred tax assets and liabilities resulting from temporary timing differences have been netted to reflect a net deferred tax asset (liability) included in other assets or other liabilities in these consolidated financial statements. The components of the net deferred tax asset (liability) at December 31, 2005, 2004 and 2003, are as follows:


(Amounts in thousands)
                                          2005          2004        2003
                                          ____          ____        ____
Deferred Tax Assets:
  Allowance for loan losses                $ 1,117       $ 1,154     $ 1,051
  Deferred compensation                        318           258         203
  Deferred health benefits                       6             1        -
  Contributions                                 12          -           -
  Non-accrual interest                           5            11           6
  Mortgage servicing rights                   -                5           8
  State tax net operating loss                -             -              2
  Limited partnership                           41            32          21
  Alternative minimum tax credit                47          -           -
  Tax credits from limited
    partnerships                                19          -           -
                                           _______       _______     _______
    Total                                  $ 1,565       $ 1,461     $ 1,291
                                           _______       _______     _______
Deferred Tax Liabilities:
  Loan fees and costs                      $  (205)      $  (204)    $  (222)
  Depreciation                                (279)         (279)       (273)
  Accretion                                    (87)          (92)       (121)
  Mortgage servicing rights                     (8)         -            -
  Intangibles                                 (109)          (58)        -
  Unrealized investment
    securities gains                          (525)       (2,068)     (2,965)
                                           _______       _______     _______
    Total                                  $(1,213)      $(2,701)    $(3,581)
                                           _______       _______     _______
  Net Deferred Tax Asset
    (Liability)                            $   352       $(1,240)    $(2,290)
                                           =======       =======     =======



     It is anticipated that all deferred tax assets are to be realized and accordingly, no valuation allowance has been provided.

     The Corporation and its subsidiary file a consolidated federal income tax return.


NOTE 12  -   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     During the years ended December 31, 2005, 2004 and 2003, cash payments for interest expense and income taxes were as follows:



(Amounts in thousands)
                                          2005          2004        2003
                                          ____          ____        ____
Interest paid on deposits and
  other borrowings                         $11,401       $9,994      $10,263

Income taxes paid                          $   921       $2,147      $ 1,768



     The Corporation transferred loans to foreclosed assets held for sale in amounts of $457,000, $0 and $128,000 in 2005, 2004 and
2003, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


NON-CASH INVESTING ACTIVITIES

     In January 2004, the Bank acquired certain property and operating assets and assumed the deposit accounts of the branch of another financial institution located in Danville, Pennsylvania. A summary of the estimated fair values of the assets acquired and the deposit accounts assumed at the date of acquisition were as follows:


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
             COMPENSATION AGREEMENTS

     The Corporation maintains a 401K Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Under the savings feature, the Corporation matches 100% of the employee contribution up to 3% of compensation which amounted to $99,000, $101,000 and $93,000, in 2005, 2004 and 2003, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $301,000, $288,000 and $357,000 in 2005, 2004 and 2003, respectively.

     The Bank also has non qualified deferred compensation agreements with three of its officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria - generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank's accrued liability for these deferred compensation agreements as of December 31, 2005 and 2004, was $934,000 and $760,000, respectively. The related expense for these plans amounted to $179,000, $167,000 and $82,000 in 2005, 2004 and 2003,
respectively.


NOTE 14  -  COMMITMENTS AND CONTINGENCIES

     The Corporation's banking subsidiary currently leases three branch banking facilities, as well as the operations center adjoining the main bank office, under operating leases. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $150,000, $196,000 and $193,000, respectively.

     Minimum rental payments required under these operating leases are: 2006 - $143,000, 2007 - $146,000, 2008 - $128,000, 2009 -
$78,000, 2010 - $51,000 and thereafter $81,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


     In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.


NOTE 15  -  RELATED PARTY TRANSACTIONS

     Certain directors and executive officers of First Keystone Corporation and its Subsidiary and companies in which they are principal owners (i.e., at least 10%) were indebted to the Corporation at December 31, 2005, 2004 and 2003. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The loans do not involve more than the normal risk of collectibility nor present other unfavorable features.

     A summary of the activity on the related party loans, comprised of 7 directors and 4 executive officers and their related companies consists of the following:


(Amounts in thousands)
  2005                              2004            2003
  ____                              ____            ____
Balance at January 1                   $  744         $ 1,597        $ 2,651
Additions                               1,289             667            506
Deductions                               (812)         (1,520)        (1,560)
                                       ______         _______        _______
Balance at December 31                 $1,221         $   744        $ 1,597
                                       ======         =======        =======



     The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on lines of credit and letters of credit for 2005, 2004 and 2003, presented an additional off balance sheet risk to the extent of undisbursed funds in the amounts of $2,785,000, $2,290,000 and $2,517,000, respectively, on the above loans.

     Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $4,691,000 and $3,841,000 at December 31, 2005 and 2004, respectively.


NOTE 16  -  REGULATORY MATTERS

     Dividends are paid by the Corporation to shareholders which are mainly provided by dividends from the Bank. However, national banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the limitation provides that dividend payments may not exceed the Bank's current year's retained income plus retained net income for the preceding two years. Accordingly, in 2006, without prior regulatory approval, the Bank may declare dividends to the Corporation in the amount of $6,322,000 plus additional amounts equal to the net income earned in 2006 for the period January 1, 2006, through the date of declaration, less any dividends which may have already been paid in 2006. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

     The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory
- and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2005 and 2004, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set fourth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk Weighted Assets (as defined), and of Tier I Capital (as defined) to Average Assets (as defined).

     As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risked Based and Tier I Leverage Ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank's category.



(Amounts in thousands)
                                                       Actual
                                                 ___________________
                                               Amount         Ratio
                                               ______         _____
As of December 31, 2005:
   Total Capital
      (to Risk Weighted Assets)                 $49,484         17.22%
   Tier I Capital
     (to Risk Weighted Assets)                   45,892         15.97%
   Tier I Capital
     (to Average Assets)                         45,892          9.03%




(Amounts in thousands)
                                                   For Capital
                                                 Adequacy Purposes
                                                 ____________________
                                               Amount         Ratio
                                               ______         _____
As of December 31, 2005:
   Total Capital
     (to Risk Weighted Assets)                  $22,984          8.00%
   Tier I Capital
     (to Risk Weighted Assets)                   11,492          4.00%
   Tier I Capital
     (to Average Assets)                         20,321          4.00%



(Amounts in thousands)                              To Be Well
                                                 Capitalized Under
                                                 Prompt Corrective
                                                 Action Provisions
                                                 ____________________
                                               Amount         Ratio
                                               ______         _____
As of December 31, 2005:
   Total Capital
     (to Risk Weighted Assets)                  $28,730         10.00%
   Tier I Capital
     (to Risk Weighted Assets)                   17,238          6.00%
   Tier I Capital
     (to Average Assets)                         25,402          5.00%




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



(Amounts in thousands)                              To Be Well
                                                 Capitalized Under
                                                 Prompt Corrective
                                                 Action Provisions
                                                 ____________________
                                               Amount         Ratio
                                               ______         _____
As of December 31, 2004:
   Total Capital
     (to Risk Weighted Assets)                  $29,522         10.00%
   Tier I Capital
     (to Risk Weighted Assets)                   17,713          6.00%
   Tier I Capital
     (to Average Assets)                         24,902          5.00%




     The Corporation's capital ratios are not materially different from those of the Bank.


NOTE 17  -  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


     The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.

     The contract or notional amounts at December 31, 2005 and 2004 were as follows:


(Amounts in thousands)
                                                     2005          2004
                                                     ____          ____
Financial instruments whose contract
   amounts represent credit risk:
   Commitments to extend credit                        $29,228      $22,363
   Financial standby letters of credit                 $ 1,151      $ 1,760
   Performance standby letters of credit               $ 1,170      $   265



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

     Standby letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation may hold collateral to support standby letters of credit for which collateral is deemed necessary.

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne and Montour, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4, "Loans". It is management's opinion that the loan portfolio was well balanced and diversified at December 31, 2005, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.


NOTE 18  -  COMPREHENSIVE INCOME

     The components of other comprehensive income and related tax effects are as follows:


(Amounts in thousands)
                                                     Years Ended December 31,
                                                      ______________________
                                                              2005
                                                              ____
Unrealized holding gains (losses) on
   available-for-sale investment
   securities arising during the period                       $(3,300)
Less reclassification adjustment for net
   gains and losses realized in income                          1,203
                                                              _______
Change in unrealized gains (losses)
   before tax effect                                          $(4,503)
Tax effects                                                    (1,543)
                                                              _______
Net change in unrealized gains (losses)                       $(2,960)
                                                              =======



(Amounts in thousands)
                                                     Years Ended December 31,
                                                     _____________________
                                                              2004
                                                              ____
Unrealized holding gains (losses) on
   available-for-sale investment
   securities arising during the period                       $(1,550)
Less reclassification adjustment for net
   gains and losses realized in income                          1,069
                                                              _______
Change in unrealized gains (losses)
   before tax effect                                          $(2,619)
Tax effects                                                      (897)
                                                              _______
Net change in unrealized gains (losses)                       $(1,722)
                                                              =======



(Amounts in thousands)
                                                     Years Ended December 31,
                                                     _____________________
                                                              2003
                                                              ____
Unrealized holding gains (losses) on
   available-for-sale investment
   securities arising during the period                       $  (833)
Less reclassification adjustment for net
   gains and losses realized in income                            710
                                                              _______
Change in unrealized gains (losses)
   before tax effect                                          $(1,543)
Tax effects                                                      (488)
                                                              _______
Net change in unrealized gains (losses)                       $(1,055)
                                                              =======


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


NOTE 19  -  STOCKHOLDERS' EQUITY

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

     Participation in this plan by shareholders began in 2001.
Shares transferred under this dividend reinvestment and stock purchase plan were as follows:


                       Year              Number of Shares
                       ____              ________________
                       2001                     3,260
                       2002                     7,747
                       2003                     8,000
                       2004                    13,932
                       2005                    21,491



NOTE 20  -  STOCK OPTIONS

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

     The Corporation had accounted for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". No stock-based employee compensation cost is reflected in consolidated net income for the years ended December 31, 2002 and 2001, as all options under the stock option incentive plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003 the Corporation adopted prospectively to all employee awards granted, modified or settled after January 1, 2003 the fair value recognition provisions of FASB Statement No. 123, "Accounting for
Stock-Based Compensation" following the guidelines provided by FASB
Statement No. 148 "Accounting for Stock-Based Compensation
          Transition and Disclosure- An Amendment of FASB Statement No. 123". Awards under the Corporation's stock option incentive plan vest over a period of six months. Further discussion of the impact of this change is included in Note 1. Therefore, the cost related to the stock-based employee compensation included in the determination of consolidated net income for the year ended December 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of FASB Statement No. 123. The following table illustrates the effect on consolidated net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards each period.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________



(Amounts in thousands, except per share data)

  2005                                  2004          2003
  ____                                  ____          ____
Net income as reported                    $6,847        $6,787        $7,317

Add: stock-based employee
   compensation expense (excess
   forfeitures) included in
   reported net income net
   of related tax effect                      (2)           48            48

Deduct: total stock-based
   employee compensation expense
   (excess forfeitures)
   determined under fair value
   based method for all awards,
   net of related tax effects                  2           (48)          (76)
                                          ______        ______        ______
Pro forma net income                      $6,847        $6,787        $7,289
                                          ======        ======        ======
Earnings Per Share:
   Basic- As Reported                     $ 1.56        $ 1.55        $ 1.66
                                          ======        ======        ======
   Basic- Pro Forma                       $ 1.56        $ 1.55        $ 1.66
                                          ======        ======        ======
   Diluted- As Reported                   $ 1.55        $ 1.54        $ 1.65
                                          ======        ======        ======

   Diluted- Pro Forma                     $ 1.55        $ 1.54        $ 1.65
                                          ======        ======        ======



     The fair value of each option grant is estimated on the date of grant using the Binomial Option Pricing Model derived from the Black Scholes Option Pricing Model with the following weighted average assumptions used for options granted in 2005 and 2003, respectively (no options were granted in 2004): dividend yield of 4.05% and 2.89%; expected volatility of 23.04% and 22.70%; risk free interest rate of 4.39% and 4.24%; and an expected life of 10 years and 10 years.

     Information about stock options outstanding at December 31, 2005, is summarized as follows:

                                                     2005
                                              _____________________
                                                           Weighted
                                                             Average
                                               Stock       Exercise
                                              Options        Price
                                               ______       _______
Balance at January 1                               66,653        $18.29
Granted                                             4,000         22.00
Granted due to stock dividend                        -              -
Exercised                                          (6,211)        15.40
Forfeited                                          (3,823)        21.80
                                                   ______        ______
Balance at December 31                             60,619        $18.61
                                                   ======        ======
Exercisable at December 31                         56,619        $18.37
                                                   ======        ======
Weighted average fair value of
options granted during the year                                  $ 5.02


                                                     2004
                                              _____________________
                                                           Weighted
                                                             Average
                                               Stock       Exercise
                                              Options        Price
                                               ______       _______
Balance at January 1                               47,450        $27.13
Granted                                               -             -
Granted due to stock dividend                      23,539         16.77
Exercised                                          (4,336)        15.12
Forfeited                                             -             -
                                                   ______        ______
Balance at December 31                             66,653        $18.29
                                                   ======        ======
Exercisable at December 31                         66,653        $18.29
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
                                                                 ======




     Under the terms of the stock option incentive plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2004.

     Exercise prices of options outstanding as of December 31, 2005, ranged from $10.79 to $22.17 per share. The weighted average remaining contracted life is approximately 5.5 years.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


     The following table summarizes information concerning the 1998 Employee Stock Option Plan at December 31, 2005.

                                     Options Outstanding
                     ___________________________________________________
                                           Weighted               Weighted
                     Number               Average                Average
                   Outstanding            Remaining               Exercise
Year                 <F1>              Contractual Life           Price
____                _________         _______________             _____
1998                  12,985                  2.75                  $21.27
1999                  13,164                  3.75                   16.67
2000                   5,595                  4.75                   10.79
2002                  10,625                  6.75                   15.83
2003                  14,250                  7.75                   22.17
2005                   4,000                  9.75                   22.00
                      ______                  ____                  ______
                      60,619                  5.49                  $18.61
                      ______                  ____                  ______
____________________

<F1>
As adjusted for stock dividend noted above.



                                     Options Exercisable
                                 ___________________________
                                                      Weighted
                                                     Average
                                 Number               Exercise
                               Exercisable             Price
                               ___________             _____
1998                               12,985               $21.27
1999                               13,164                16.67
2000                                5,595                10.79
2002                               10,625                15.83
2003                               14,250                22.17
2005                                    0                    0
                                   ______               ______
                                   56,619               $18.37
                                   ______               ______



NOTE 21  -   FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not required to be recognized in the consolidated balance sheets, for which it is practicable to estimate such fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Fair value estimates derived through these techniques cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

     The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

  CASH AND DUE FROM BANKS, SHORT TERM INVESTMENTS, ACCRUED
  INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE

       The fair values are equal to the current carrying values.

  INVESTMENT SECURITIES

       Fair values have been individually determined based on currently quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

  LOANS

       Fair values are estimated for categories of loans with similar financial characteristics. Loans were segregated by type such as commercial, tax exempt, real estate mortgages and consumer. For estimation purposes each loan category was further segmented into fixed and adjustable rate interest terms and also into performing and non performing classifications.

       The fair value of each category of performing loans is calculated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


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

  DEPOSITS

       Under SFAS No. 107, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts and Money Market Accounts is equal to the amount payable on demand at December 31, 2005 and 2004.

       Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar term borrowings, FHLB, to a schedule of aggregated expected monthly maturities on time deposits.

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

       At December 31, 2005 and 2004, the carrying values and estimated fair values of financial instruments of the Corporation are presented in the table below:


(Amounts in thousands)
                                                          2005
                                                 ________________________
                                                Carrying         Estimated
                                                 Amount          Fair Value
                                                 ______          __________
FINANCIAL ASSETS:
   Cash and due from banks                       $  7,098          $  7,098
   Short-term investments                              58                58
   Investment securities                          248,570           247,904
   Net loans                                      230,917           229,100
   Accrued interest receivable                     21,604            21,604
   Cash surrender value of life
      insurance                                    11,470            11,470

FINANCIAL LIABILITIES:
   Deposits                                       366,584           364,574
   Short-term borrowings                           24,593            24,593
   Long-term borrowings                            69,093            69,602
   Accrued interest payable                         2,279             2,279

OFF-BALANCE SHEET FINANCIAL
   INSTRUMENTS:
   Commitments to extend credit                                      29,228
   Financial standby letters of
      credit                                                          1,151
   Performance standby letters
      of credit                                                       1,170



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


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


NOTE 22  -  PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for First Keystone Corporation (parent company only) was as follows:


BALANCE SHEETS
(Amounts in thousands)                                     December 31
                                                        _________________
                                                      2005          2004
                                                      ____          ____
ASSETS
  Cash in subsidiary bank                              $ 3,788        $ 4,173
  Investment in subsidiary bank                         47,406         47,199
  Investment in other equity
    securities                                           2,966          2,695
  Prepayments and other assets                             124            460
                                                       _______        _______
    TOTAL ASSETS                                       $54,284        $54,527
                                                       =======        =======
LIABILITIES
  Accrued expenses and other
    liabilities                                        $   536        $   569
  Advance from subsidiary bank                             305            646
                                                       _______        _______
    TOTAL LIABILITIES                                  $   841        $ 1,215
                                                       _______        _______
STOCKHOLDERS' EQUITY
  Preferred stock                                      $  -           $  -
  Common stock                                           9,079          9,079
  Surplus                                               12,387         12,505
  Retained earnings                                     35,714         32,469
  Accumulated other comprehensive
    income                                                 807          3,767
  Treasury stock, at cost                               (4,544)        (4,508)
                                                       _______        _______
    TOTAL STOCKHOLDERS' EQUITY                         $53,443        $53,312
                                                       _______        _______
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                           $54,284        $54,527
                                                       =======        =======




STATEMENTS OF INCOME
(Amounts in thousands)                               Year Ended December 31
                                                     ______________________
                                                     2005             2004
                                                     ____             ____
INCOME
  Dividends from Subsidiary Bank                       $3,607          $3,225
  Dividends - other                                        69              63
  Securities gains                                        252             459
  Interest                                                 38              30
                                                       ______          ______
    TOTAL INCOME                                       $3,966          $3,777

Operating Expenses                                         82              83
  Income Before Taxes and Equity in
    Undistributed Net Income of
    Subsidiary                                         $3,884          $3,694
  Income tax expense (benefit)                             93             173
  Income Before Equity in Undistributed
    Net Income of Subsidiary                           $3,791          $3,521
  Equity in (excess of) Undistributed
    Net Income of Subsidiary                            3,056           3,266
                                                       ______          ______
    NET INCOME                                         $6,847          $6,787
                                                       ======          ======


STATEMENTS OF INCOME

(Amounts in thousands)                             Year Ended December 31
                                                   ______________________
                                                     2003
                                                     ____
INCOME
  Dividends from Subsidiary Bank                       $7,510
  Dividends - other                                        58
  Securities gains                                        -
  Interest                                                 20
                                                       ______
    TOTAL INCOME                                       $7,588

Operating Expenses                                         52
                                                       ______
  Income Before Taxes and Equity in
    Undistributed Net Income of
    Subsidiary                                         $7,536
  Income tax expense (benefit)                             (6)
                                                       ______
  Income Before Equity in Undistributed
    Net Income of Subsidiary                           $7,542
  Equity in (excess of) Undistributed
    Net Income of Subsidiary                             (225)
                                                       ______
    NET INCOME                                         $7,317
                                                       ======


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________



STATEMENTS OF CASH FLOWS
(Amounts in thousands)                               Year Ended December 31
                                                      _____________________
                                                     2005            2004
                                                     ____            ____
OPERATING ACTIVITIES
Net income                                             $ 6,847        $ 6,787
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Deferred income tax (benefit)                           -                 1
  Securities gains                                        (252)          (459)
  Distributions in excess of (equity
    in undistributed) net income
    of subsidiary                                       (3,056)        (3,266)
  (Increase) decrease in prepaid
    expenses and other assets                              336           (454)
  (Increase) decrease in advanced
    receivable from subsidiary bank                       -                87
  Increase (decrease) in advances
    payable to subsidiary bank                            (342)           646
  Increase (decrease) in accrued
    expenses and other liabilities                          42             47
                                                       _______        _______
  NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                         $ 3,575        $ 3,389
                                                       _______        _______
INVESTING ACTIVITIES
Purchase of equity securities                          $  (685)       $  (499)
Proceeds from sale of equity securities                    479            818
                                                       _______        _______
  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                               $  (206)       $   319
                                                       _______        _______
FINANCING ACTIVITIES
Proceeds from issuance of common stock                 $   -          $   -
Proceeds from sale of treasury stock                        95             69
Acquisition of treasury stock                             (247)          -
Cash dividends paid                                     (3,602)        (3,218)
Dividends paid in lieu of fractional
  shares                                                  -                (3)
                                                       _______        _______
  NET CASH (USED IN) FINANCING
    ACTIVITIES                                         $(3,754)       $(3,152)
                                                       _______        _______
  INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                   $  (385)       $   556
  CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                    4,173          3,617
                                                       _______        _______
  CASH AND CASH EQUIVALENTS AT
    END OF YEAR                                        $ 3,788        $ 4,173
                                                       =======        =======


STATEMENTS OF CASH FLOWS
(Amounts in thousands)                               Year Ended December 31
                                                      _____________________
                                                     2003
                                                     ____
OPERATING ACTIVITIES
Net income                                             $ 7,317
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Deferred income tax (benefit)                           -
  Securities gains                                        -
  Distributions in excess of (equity
    in undistributed) net income
    of subsidiary                                          226
  (Increase) decrease in prepaid
    expenses and other assets                              234
  (Increase) decrease in advanced
    receivable from subsidiary bank                          9
  Increase (decrease) in advances
    payable to subsidiary bank                            (247)
  Increase (decrease) in accrued
    expenses and other liabilities                        (263)
                                                       _______
  NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                         $ 7,276
                                                       _______
INVESTING ACTIVITIES
Purchase of equity securities                          $   (99)
Proceeds from sale of equity securities                   -
                                                       _______
  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                               $   (99)
                                                       _______
FINANCING ACTIVITIES
Proceeds from issuance of common stock                 $    52
Proceeds from sale of treasury stock                       151
Acquisition of treasury stock                           (1,374)
Cash dividends paid                                     (2,884)
Dividends paid in lieu of fractional
  shares                                                  -
                                                       _______
  NET CASH (USED IN) FINANCING
    ACTIVITIES                                         $(4,055)
                                                       _______
  INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                   $ 3,122
  CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                      495
                                                       _______
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                          $ 3,617
                                                       =======


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003
________________________________________________________________


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      _______________________________________________________


BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION

     We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that First Keystone Corporation and Subsidiary maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that First Keystone Corporation and Subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Keystone Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2005 and our report dated January 20, 2006 expressed an unqualified opinion on those consolidated financial statements.



                            /s/ J. H. Williams & Co., LLP
                            _____________________________
                            J. H. Williams & Co., LLP


Kingston, Pennsylvania
January 20, 2006

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.


ITEM 9A.    CONTROLS AND PROCEDURES

  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

  The Management of First Keystone Corporation (the
"Corporation"), with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, pursuant to Securities Exchange Act Rules 13a-15, as amended, as of December 31, 2005. Based upon such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in our periodic SEC filings.

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

  The management of First Keystone Corporation assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control
- Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Corporation's internal control over financial reporting is effective based on those criteria.

  First Keystone Corporation's independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Corporation's internal control over financial reporting as of December 31, 2005. This report appears on page 61.

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


ITEM 9B.    OTHER INFORMATION

  Not Applicable.

                             PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information under the captions "Information As To
Directors and Nominees" and "Principal Officers of the Bank and the Corporation" appearing on pages 8, 9, 10, 11, 12, and 23, respectively, is incorporated here by reference to First Keystone
Corporation's proxy statement for its 2006 annual meeting of shareholders scheduled for April 18, 2006. The information under the caption "Section 16(A) Beneficial Ownership Reporting
Compliance" is as follows:


                SECTION 16(A) BENEFICIAL OWNERSHIP
                       REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors, executive officers and shareholders who own more than 10% of the Corporation's outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Corporation with the Securities and Exchange Commission. Based on a review of copies of the reports we received, and on the statements of the reporting persons, we believe that the only Section 16(a) filing requirements that were not compiled within a timely fashion during 2005 are three Form 4's for the following executive officers that should have been filed after the grant of stock options in September 2005: J. Gerald Bazewicz, David R. Saracino, and Matthew
P. Prosseda. All of the stock option grants have been filed on Form 5's for each of the respective executive officers.


                          CODE OF ETHICS

  The Corporation has adopted a Directors and Senior Management
Code of Ethical Conduct, which applies to all members of the Board of Directors and to senior officers of the Corporation. It can be found on the Investor Relations section of our website at www.firstkeystonecorporation.com.


ITEM 11.    EXECUTIVE COMPENSATION

  The information under the caption "Executive Compensation" appearing on pages 14 through 21 are incorporated here by reference to First Keystone Corporation's proxy statement for its 2006 annual meeting of shareholders scheduled for April 18, 2006.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

  The information under the caption "Share Ownership" appearing on page 10 is incorporated here by reference to First Keystone
Corporation's proxy statement for its 2006 annual meeting of shareholders scheduled for April 18, 2006.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the caption "Transactions With Directors and Executive Officers" appearing on page 19 is incorporated here by reference to First Keystone Corporation's proxy statement for its 2006 annual meeting of shareholders scheduled for April 18, 2006.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The information under the caption "Report of the Audit
Committee" appearing on pages 12, 13, and 14 are incorporated here by reference of First Keystone Corporation's proxy statement for its 2006 annual meeting of shareholders scheduled for April 18, 2006.

                              PART IV


ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  1.  Financial Statements
              ____________________

          The following consolidated financial statements are included in Part II, Item 8, of this Report:

          First Keystone Corporation and Subsidiary.

          Report of Independent Registered
              Public Accounting Firm                          29
          Consolidated Balance Sheets                                 30
          Consolidated Statements of Income                   31
          Consolidated Statements of Stockholders'
              Equity                                          32
          Consolidated Statements of Cash Flows               33
          Notes to Consolidated Financial Statements                  34
          Report of Independent Registered
                Public Accounting Firm                        61


          2.  Financial Statement Schedules
              _____________________________

          Financial statements schedules are omitted because the required information is either not applicable, not required, or is shown in the financial statements or in their notes.


          3.  Exhibits
              ________

          Exhibits required by Item 601 of Regulation S:


Exhibit Number Referred to
Item 601 of Regulation S-K       Description of Exhibit
__________________________       ______________________

3i Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10Q for the quarter ended March 31, 2001).

3ii                              By Laws, as amended
                                 (Incorporated by reference to
                                 Exhibit 3(ii) to the
                                 Registrant's Report on Form 10Q
                                 for the quarter ended March 31,
                                 2001).

10.1                             Supplemental Employee
                                 Retirement Plan (Incorporated
                                 by reference to Exhibit 10 to
                                 Registrant's Annual Report on
                                 Form 10Q for the quarter ended
                                 September 31, 2005).

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

Exhibit Number Referred to       Description of Exhibit
Item 601 of Regulation S-K       (Continued)
__________________________       ______________________

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


FIRST KEYSTONE CORPORATION
 (Registrant)



By:             /s/ J. Gerald Bazewicz
           _____________________________
           J. Gerald Bazewicz
           President and Chief Executive Officer

Date:      March  9, 2006


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:             /s/ John L. Coates
           _____________________________
           John L. Coates
           Secretary and Director

Date:      March  9, 2006




By:             /s/ J. Gerald Bazewicz
           _____________________________
           J. Gerald Bazewicz
           President, Chief Executive
              Officer and Director
           (Chief Executive Officer and
              Principal Financial Officer)

Date:      March  9, 2006

By:             /s/ John E. Arndt
           _____________________________
           John E. Arndt
           Director

Date:      March  9, 2006




By:             /s/ Budd L. Beyer
           _____________________________
           Budd L. Beyer
           Director

Date:      March  9, 2006




By:             /s/ Don E. Bower
           _____________________________
           Don E. Bower
           Director

Date:      March  9, 2006




By:             /s/ Robert E. Bull
           _____________________________
           Robert E. Bull
           Chairman of the Board
              and Director

Date:      March  9, 2006




By:             /s/ Dudley P. Cooley
           _____________________________
           Dudley P. Cooley
           Director

Date:      March  9, 2006




By:             /s/ Frederick E. Crispin, Jr.
           _____________________________
           Frederick E. Crispin, Jr.
           Director

Date:      March  9, 2006

By:             /s/ Jerome F. Fabian
           _____________________________
           Jerome F. Fabian
           Director

Date:      March  9, 2006




By:             /s/ David R. Saracino
           _____________________________
           David R. Saracino
           Treasurer and Assistant Secretary
           (Chief Financial Officer and
              Principal Accounting Officer)

Date:      March  9, 2006




By:             /s/ Robert J. Wise
           _____________________________
           Robert J. Wise
           Vice Chairman of the Board
              and Director

Date:      March  9, 2006