Form 10-Q
period 2006-03-31
FIRST KEYSTONE CORP
filed 2006-05-12
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Common Stock, $2 Par Value, 4,365,621 shares as of May 2, 2006.

                   PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements

                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                                                    March          December
                                                     2006           2005
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $  7,574         $  7,098
Interest-bearing deposits in other
   banks                                                 68               58
Investment securities available for
   sale carried at estimated fair
   value                                            240,496          247,288
Investment securities, held to
   maturity securities, estimated
   fair value of $5,181 and $4,217                    5,234            4,248
Loans, net of unearned income                       239,713          234,593
Allowance for loan losses                            (3,688)          (3,676)
                                                   ________         ________
   Net loans                                       $236,025         $230,917
Premises and equipment - Net                          5,029            5,091
Accrued interest receivable                           2,720            2,604
Cash surrender value of bank owned
   life insurance                                    11,582           11,470
Goodwill                                              1,224            1,224
Other assets                                          3,483            2,401
                                                   ________         ________
   TOTAL ASSETS                                    $513,435         $512,399
                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 41,204         $ 39,664
   Interest bearing                                 328,357          323,132
                                                   ________         ________
      TOTAL DEPOSITS                               $369,561         $362,796

Short-term borrowings                                20,323           28,151
Long-term borrowings                                 63,535           65,535
Accrued interest and other expenses                   2,696            2,372
Other liabilities                                     4,846              102
                                                   ________         ________
   TOTAL LIABILITIES                               $460,961         $458,956
                                                   ________         ________
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share               $  9,079         $  9,079
Surplus                                              12,377           12,387
Retained earnings                                    36,315           35,714
Accumulated other comprehensive
   income (loss)                                       (366)             807
Less treasury stock at cost 174,002
   shares in 2006 and 153,624
   shares in 2005                                    (4,931)          (4,544)
                                                   ________         ________
   TOTAL STOCKHOLDERS' EQUITY                      $ 52,474         $ 53,443
                                                   ________         ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $513,435         $512,399
                                                   ========         ========

See Accompanying Notes to Consolidated Financial Statements




                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED March 31, 2006 AND 2005
                                (Unaudited)


(Amounts in thousands except per share data)

                                                      2006            2005
INTEREST INCOME
Interest and fees on loans                           $3,875          $3,621
Interest and dividend income
   on securities                                      2,979           2,799
Deposits in banks                                         4              21
                                                     ______          ______
   Total interest income                             $6,858          $6,441
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $2,396          $1,801
Short-term borrowings                                   213              72
Long-term borrowings                                    734             757
                                                     ______          ______
   Total interest expense                            $3,343          $2,630
                                                     ______          ______
   Net interest income                               $3,515          $3,811
Provision for loan losses                               100             150
                                                     ______          ______
   Net interest income after
      provision for loan losses                      $3,415          $3,661
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  131          $  124
Service charges and fees                                484             486
Bank owned life insurance income                        112             107
Gain on sale of loans                                     2              19
Investment securities gains
   (losses) - net                                        97              56
Other                                                    41              11
                                                     ______          ______
   Total non-interest income                         $  867          $  803
                                                     ______          ______
NON-INTEREST EXPENSE
Salaries and employee benefits                       $1,370          $1,268
Occupancy, net                                          147             145
Furniture and equipment                                 185             175
Professional services                                    85             116
State shares tax                                        128             119
Other                                                   517             508
                                                     ______          ______
   Total non-interest expenses                       $2,432          $2,331
                                                     ______          ______
Income before income taxes                           $1,850          $2,133
                                                     ______          ______
Income tax expense                                      284             378
                                                     ______          ______
Net Income                                           $1,566          $1,755
                                                     ======          ======
PER SHARE DATA
   Net Income Per Share:
      Basic                                          $  .36          $  .40
      Diluted                                           .36             .40
      Cash dividends per share                          .22             .20


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED March 31, 2006 AND 2005
                                (Unaudited)


(Amounts in thousands)
                                                    2006             2005
OPERATING ACTIVITIES
Net income                                        $  1,566         $  1,755
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Provision for loan losses                           100              150
   Provision for depreciation and
      amortization                                     106              137
   Stock option expense                                  8                0
   Premium amortization on
      investment securities                             55              119
   Discount accretion on investment
      securities                                      (140)            (163)
   Core deposit discount accretion
      net of amortization                                0              (19)
   Gain on sale of mortgage loans                       (2)             (19)
   Proceeds from sale of mortgage loans              2,614              952
   Originations of mortgage loans for
      resale                                        (1,312)          (1,658)
   Gain on sales of investment
      securities                                       (97)             (56)
   Deferred income tax (benefit)                       (85)             (14)
   (Increase) decrease in interest
      receivable and other assets                     (517)             287
   Increase in cash surrender bank
      owned life insurance                            (112)            (107)
   Increase (decrease) in interest
      payable, accrued expenses and
      other liabilities                                237              (28)
                                                  ________         ________
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                  $  2,421         $  1,336
                                                  ________         ________
INVESTING ACTIVITIES
   Purchases of investment
      securities available-for-sale               $(13,634)        $(43,128)
   Purchases of investment
      securities held-to-maturity                   (1,004)               0
   Proceeds from sales of investment
      securities available-for-sale                 16,147           28,909
   Proceeds from maturities and
      redemptions of investment
      securities available for sale                  7,425           10,473
   Proceeds from maturities and
      redemption of investment
      securities held-to-maturity                       16               44
   Net (increase) decrease in loans                 (6,508)           2,138
   Purchase of premises and equipment                  (44)             (55)
                                                  ________         ________
   NET CASH PROVIDED BY (USED IN)
      BY INVESTING ACTIVITIES                     $  2,398         $ (1,619)
                                                  ________         ________
FINANCING ACTIVITIES
   Net increase in deposits                       $  6,865         $  5,138
   Net (decrease) in short-term
      borrowings                                    (7,828)          (1,276)
   Repayment of long-term borrowings                (2,000)               0
   Acquisition of treasury stock                      (423)               0
   Proceeds from sale of treasury
      stock                                             18               26
   Cash dividends                                     (965)            (879)
                                                  ________         ________
   NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                        $ (4,333)        $  3,009

INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $    486         $  2,726
CASH AND CASH EQUIVALENTS, BEGINNING                 7,156            6,186
                                                  ________         ________
CASH AND CASH EQUIVALENTS, ENDING                 $  7,642         $  8,912
                                                  ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
   Cash paid during period for
      Interest                                    $  3,489         $  2,625
      Income Taxes                                      96                0


See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2006
                             (Unaudited)

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

NATURE OF OPERATIONS

     The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 10 full service offices and 12 ATMs located in Columbia, Luzerne and Montour Counties. The Corporation and its subsidiary must also adhere to certain federal banking laws and regulations and are subject to periodic examinations made by various federal agencies.

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

DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale.
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the three month period ended March 31, 2006 and the year ended December 31, 2005, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $128,000, in 2005 and 2004. The amortization of the investments in the limited partnerships were $25,000 and $24,000 for the three months ended March 31, 2006 and 2005, respectively. The carrying value of the investments as of March 31, 2006 and December 31, 2005, was $670,000 and $695,000, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

GOODWILL, OTHER INTANGIBLE ASSETS, AND PREMIUM DISCOUNT

     Goodwill resulted from the acquisition of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the date of acquisition. The Corporation accounts for goodwill pursuant to the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets ". SFAS No. 142 includes requirements to test goodwill for impairments rather than to amortize goodwill. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2005, and has determined there was no impairment as of that date.

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

STOCK BASED COMPENSATION

     The Corporation had accounted for stock options and shares issued under the Stock Option Incentive Plan through December 31, 2002 in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees ". Under this method no compensation expense is recognized for stock options when the exercise price equals the fair value of the options at the grant date. Under provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", the fair value of a stock option is required to be recognized as compensation expense over the service period (generally the vesting period). As permitted under SFAS No. 123, "Accounting for Stock Based Compensation", the fair value of a stock option is required to be recognized as compensation expense over the service period (generally the vesting period). As permitted under SFAS No. 123 the Corporation had elected to continue to account for its stock option plan in accordance with APB No. 25.

     As of the first quarter 2003, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures - an amendment of FASB Statement No. 123". The Corporation elected to use the "prospective method" of accounting for stock options as allowed by the Standard. Accordingly, compensation expense for the three month period ended March 31, 2006 in the amount of $8,000 is attributed to the vested portion of stock options granted in 2005. No stock options were granted in 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2005, the Financial Accounting Standards Board
(FASB) issued FASB Staff Position (FSP) 115 - "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments". This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other than temporary and recognized as a loss in the consolidated statement of income. Specifically, this guidance clarifies that an investor should recognize an impairment loss no later than when an impairment is deemed other than temporary, even if the decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. The Corporation has followed the guidance of this FSP in 2005.

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

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the three month period ended March 31, 2006 and 2005 was approximately $54,000 and $50,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2006 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended March 31, 2006, and March 31, 2005, were as follows:


(amounts in thousands)
                                                  2006          2005
                                                 ______        ______
Balance, January 1                               $3,676        $3,828
Provision charged to operations                     100           150
Loans charged off                                   (98)         (159)
Recoveries                                           10             7
                                                 ______        ______
Balance, March 31                                $3,688        $3,826
                                                 ======        ======



     At March 31, 2006, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $1,742,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At March 31, 2006, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non accrual loans at March 31, 2006, and December 31, 2005, were $1,742,000 and $2,069,000, respectively.

     Loans past due 90 days or more and still accruing interest amounted to $1,150,000 and $64,000 on March 31, 2006 and December
31, 2005, respectively.

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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at March 31, 2006, and December 31, 2005, were as follows:


(amounts in thousands)
                                               March 31,       December 31,
                                                 2006              2005
                                               _______          __________
Financial instruments whose
   contract amounts represent
   credit risk:
   Commitments to extend credit                 $33,050          $29,228
   Financial standby letters of
      credit                                      1,195            1,151
   Performance standby letters
      of credit                                   1,650            1,170



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at March 31, 2006, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors' ability to honor their contracts may be influenced by the region's economy.


NOTE 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended March 31, 2006 were are follows:


(Amounts in thousands, except common share data)

                                           Common         Common
                                           Shares         Stock       Surplus
                                           ______         _____       _______
Balance at January 1, 2006                4,539,573       $9,079       $12,387

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
Total Comprehensive
    income (loss)
Purchase of 21,428
    shares of treasury
    stock
Sale of 1,050 shares
   of treasury stock                                                       (18)
Recognition of stock option
   expense in excess of
   forfeitures                                                               8
Cash dividends -
   $.22 per share
                                          _________       ______       _______

Balance at March 31, 2006                 4,539,573       $9,079       $12,377
                                          =========       ======       =======



(Amounts in thousands, except common share data)

                                                                  Accumulated
                                       Compre-                       Other
                                       hensive      Retained     Comprehensive
                                       Income       Earnings     Income (Loss)
Balance at January 1, 2006                           $35,714        $  807

Comprehensive Income:
  Net Income                           $1,566          1,566
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                            (1,173)                      (1,173)
                                       ______
Total Comprehensive
  income (loss)                        $  393
                                       ======
Purchase of 21,428
  shares of treasury stock
Sale of 1,050 shares
  of treasury stock
Recognition of stock
  option expense in
  excess of forfeitures
Cash dividends -
  $.22 per share                                        (965)
                                                     _______        ______
Balance at March 31, 2006                            $36,315        $ (366)
                                                     =======        ======



(Amounts in thousands, except common share data)

                                                  Treasury
                                                   Stock         Total
                                                   _____         _____
Balance at January 1, 2006                        $(4,544)       $53,443

Comprehensive Income:
  Net Income                                                       1,566
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                        (1,173)
Total Comprehensive
  income (loss)
Purchase of 21,428
  shares of treasury stock                           (423)          (423)
Sale of 1,050 shares
  of treasury stock                                    36             18
Recognition of stock
  option expense in
  excess of forfeitures                                                8
Cash dividends -
  $.22 per share                                                    (965)

                                                  _______        _______
Balance at March 31, 2006                         $(4,931)       $52,474
                                                  =======        =======



NOTE 7.  MANAGEMENT'S ASSERTIONS AND COMMENTS REQUIRED
         TO BE PROVIDED WITH FORM 10Q FILING

     In management's opinion, the consolidated interim financial statements reflect fair presentation of the consolidated financial position of First Keystone Corporation and Subsidiary, and the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements are unaudited; however they reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim periods presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature. The independent registered public accounting firm, J. H. Williams & Co., LLP, reviewed these consolidated financial statements as stated in their accompanying review report.

     The results of operations for the three month period ended
March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2005, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of March 31, 2006, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2006, and 2005. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 20, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
April 20, 2006

Item 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and Results of Operation as of March 31, 2006



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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the first quarter of 2006 of $1,566,000, a decrease of $189,000, or 10.8% from the first quarter of 2005. The decrease in net income for 2006 was primarily the result of a flat yield curve and a decline in net interest income of $296,000 from the first quarter of 2005. On a per share basis, net income per share was $.36 for the first three months of 2006 compared to $.40 for the first three months of 2005. Cash dividends increased to $.22 per share up from $.20 in 2005, an increase of 10%.

     Year to date net income annualized amounts to a return on average common equity of 11.60% and a return on assets of 1.22%.
For the three months ended March 31, 2005, these measures were 12.98% and 1.40%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2006, interest income amounted to $6,858,000, an increase of $417,000 or 6.5% from the first quarter of 2005, while interest expense amounted to $3,343,000 in the first quarter of 2006, an increase of $713,000, or 27.1% from the first quarter of 2005. As a result, net interest income decreased $296,000, or 7.8% in the first quarter of 2006 to $3,515,000 from $3,811,000 in first quarter of 2005.

     Our net interest margin for the quarter ended March 31, 2006, was 3.27% compared to 3.20% for the quarter ended March 31, 2005.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended March 31, 2006, was $100,000, down from the $150,000 provision for the first quarter of 2005. Net charge offs totaled $88,000 for the three months ended March 31, 2006, as compared to $152,000 for the first three months of 2005. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.54% as of March 31, 2006, as compared to 1.57% as of December 31, 2005.

NON-INTEREST INCOME

     Total non interest income or other income was $867,000 for the quarter ended March 31, 2006, as compared to $803,000 for the quarter ended March 31, 2005, an increase of $64,000, or 8.0%. Excluding investment securities gains and losses, non interest income was $770,000 for the first quarter of 2006, an increase of $23,000, or 3.1% from the first quarter of 2005. Besides increased securities gains, increases in trust department income, bank owned life insurance, and other non interest income were the primary reasons for the higher non interest income in 2006.


NON-INTEREST EXPENSES

     Total non interest expenses, or other expenses, was $2,432,000 for the quarter ended March 31, 2006, as compared to $2,331,000 for the quarter ended March 31, 2005. The increase of $101,000, or 4.3% is comprised of salary and benefits increasing $102,000, occupancy and fixed asset expense increasing $12,000, and other non interest expense, including professional services and state shares tax decreasing $13,000.

     Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amounted to $1,370,000, or 56.3% of total non interest expense for the three months ended March 31, 2006, as compared to 54.4% for the first three months of 2005. Net occupancy and fixed asset expense amounted to $332,000 for the three months ended March 31, 2006, an increase of $12,000, or 3.8%. Other non-interest expenses, including professional services and state shares tax amounted to $730,000 for the three months ended March 31, 2006, a decrease of $13,000, or 1.7% from the first three months of 2005. Our non interest expense in the first quarter of 2006 continues to be less than 2.0% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. Income tax amounted to $284,000 for the three months ended March 31, 2006, as compared to $378,000 for 2005, a decrease of $94,000. The effective total income tax rate was 15.4% for the first quarter of 2006 as compared to 17.7% for the first quarter of 2005.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased slightly to $513,435,000 as of March 31, 2006, an increase of $1,036,000 over year end 2005. Total deposits increased to $369,561,000 as of March 31, 2006, an increase of $6,765,000, or 1.9% over year end 2005.

     During the first quarter of 2006 the Corporation did reduce borrowed funds. Short term borrowings decreased to $20,323,000 as of March 31, 2006, as compared to $28,151,000 as of December 31, 2005. Long term borrowings were reduced by $2,000,000 to $63,535,000 from year end 2005.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $239,713,000 as of March 31, 2006, up $5,120,000, or
2.2% since year end 2005. The loan portfolio continues to be diversified. Overall asset quality has declined with non performing assets increasing since year end 2005. The increase relates to one commercial loan being over 90 days past due as of March 31, 2006. Total allowance for loan losses to total non performing assets was 115.6% as of March 31, 2006, down from 145.3% at year end 2005.

     Besides loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2005, to March 31, 2006. Held to maturity securities amounted to $5,234,000 as of March 31, 2006, an increase of $986,000 from
December 31, 2005. Available for sale securities amounted to $240,496,0000 as of March 31, 2006, a decrease of $6,792,000 from year end 2005. Interest bearing deposits with banks increased slightly as of March 31, 2006, to $68,000 from $58,000 at year end 2005.


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


NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with loans past due 90 days or more and still accruing. As of March 31, 2006, total non performing assets were $3,190,000 as compared to $2,530,000 on December 31, 2005. Non performing assets to total loans and foreclosed assets was 1.33% as of March 31, 2006, and 1.08% as of December 31, 2005.

     Interest income received on non performing loans as of March 31, 2006, was $0 compared to $57,000 for the year ending of December 31, 2005. Interest income, which would have been recorded on these loans under the original terms as of March 31, 2006, and December 31, 2005, were $36,000 and $149,000, respectively. As of March 31, 2006 and December 31, 2005, there were no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased $6,765,000 as non interest bearing deposits increased by $1,540,000 and interest bearing deposits increased by $5,225,000 as of March 31, 2006, from year end 2005. Total short term and long term borrowings decreased to $83,858,000 as of March 31, 2006, from $93,686,000 at year end
2005, a decrease of $9,828,000 , or 10.5%.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains or losses on investment securities available for sale decreased shareholders' equity, or capital net of taxes, by $366,000 as of March 31, 2006, and increased equity by $807,000 as of December 31, 2005. One factor which reduced total equity capital as of March 31, 2006, and year end 2005 relates to stock repurchase. The Corporation had 174,002 shares of common stock on March 31, 2006, and 153,624 shares on December 31, 2005, as treasury stock. This had an effect of our reducing our total stockholders' equity by $4,931,000 on March 31, 2006, and $4,544,000 as of December 31, 2005.

     Total stockholders' equity was $52,474,000 as of March 31, 2006, and $53,443,000 as of December 31, 2005. Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2006, our leverage ratio was 10.09% compared to 10.04% as of December 31, 2005. In addition, Tier I risk based capital and total risk based capital ratio as of March 31, 2006, were 17.50% and 18.91%, respectively. The same ratios as of December 31, 20045 were 17.74% and 19.16%, respectively.


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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2005. The composition of rate sensitive assets and rate sensitive liabilities as of March 31, 2006 is very similar to December 31, 2005.


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

                     PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings

                 None.


     Item 1A.    There have been no material changes in our "Risk
                 Factors" as previously disclosed in our Annual
                 Report on Form 10K for the year ended December 31, 2005.


     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


                                                     Total
                                                    Number          Maximum
                                                   of Shares       Number of
                                                   Purchased      Shares That
                                                  as Part of      May Yet Be
                     Total                         Publicly       Purchased
                      Number        Average       Announced       Under the
                   of Shares      Price Paid       Plans or         Plans or
     Period        Purchased       per Share       Programs         Programs
     ______        _________       _________       ________         ________
January 1 -
January 31,
2006               ----           ----            ----           88,429
                                                                 <F1>

February 1 -
February 28,
2006               ----           ----            ----           88,429

March 1 -
March 31,
2006               21,428         19.725          21,428         67,001

Total              21,428         19.725          21,428         67,001


<F1>
This chart has not been adjusted to reflect the 50% stock dividend declared April 13, 2004, to shareholders of record as of April 27, 2004, payable May 11, 2004.



     Item 3.     Defaults Upon Senior Securities

                 None.


     Item 4.     Submission of Matters to a Vote of Security Holders

                 Annual Meeting of Shareholders of First Keystone
                 Corporation held on Tuesday, April 18, 2006, at
                 10:00 a.m.

                                                     Votes        Votes
Directors Elected                   Votes For       Against      Withheld
_________________                   _________        ______      _______
Budd L. Beyer                   3,086,287        42,145          0
Frederick E. Crispin, Jr.       3,087,349        41,073          0
Jerome F. Fabian                3,088,009        40,413          0
Robert J. Wise                  3,011,164        117,258         0


                                                 Broker
Directors Elected               Abstentions      Non-Votes
_________________               ___________      _________
Budd L. Beyer                   0                0
Frederick E. Crispin, Jr.       0                0
Jerome F. Fabian                0                0
Robert J. Wise                  0                0


Directors Continuing:
____________________

John E. Arndt, term expires in 2007
J. Gerald Bazewicz, term expires in 2007
Robert E. Bull, term expires in 2007
Don E. Bower, term expires in 2008
John L. Coates, term expires in 2008
Dudley P. Cooley, term expires in 2008


Matters Voted Upon:

Selection of J. H. Williams & Co. LLP, as auditors for the
Corporation.

Votes For - 3,126,328
Votes Against - 2,034
Votes Withheld -  0
Abstentions - 60
Broker Non-Votes -  0


     Item 5.     Other Information

                 The Company made no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors.

     Item 6.     Exhibits and Reports on Form 8-K

                 (a)  Exhibits required by Item 601 Regulation S-K


Exhibit Number     Description of Exhibit
______________     ______________________

3i                 Articles of Incorporation, as amended.

3ii                By-Laws, as amended.

10.1               Supplemental Employee Retirement Plan
                   (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10Q for the quarter ended September 30, 2005).

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

 31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief
                   Executive Officer.

 31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief
                   Financial Officer.

 32.1              Section 1350 Certification of Chief Executive
                   Officer.

 32.2              Section 1350 Certification of Chief Financial
                   Officer.


          (b) During the quarter ended March 30, 2006, the registrant filed the following reports on Form 8K:

Date of Report        Item     Description
______________        ____     ___________

February 2, 2006      2.02     On January 31, 2006, First Keystone
                               Corporation announced its earnings
                               for the quarter and year ended
                               December 31, 2005.

March 1, 2006         8.01     On February 28, 2006, First Keystone
                               Corporation issued a press release
                               reporting the declaration of it's
                               first quarter dividend.

March 31, 2006        5.02     On March 31, 2006, First Keystone
                               Corporation announced the retirement
                               of David R. Saracino as Treasurer and
                               Chief Financial Officer from First
                               Keystone Corporation, parent company
                               of The First National Bank of
                               Berwick.  Matthew P. Prosseda, 44,
                               was named Treasurer and Diane C. A.
                               Rosler, 41, was named Principal
                               Financial Officer of First Keystone
                               Corporation, effective April 1, 2006.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


May 11, 2006                 /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



May 11, 2006                 /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Principal Financial Officer
                             (Principal Accounting Officer)

                          INDEX TO EXHIBITS

Exhibit            Description
_______            ___________

3i                 Articles of Incorporation, as amended.

3ii                By-Laws, as amended.

9                  None.

10.1               Supplemental Employee Retirement Plan
                   (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10Q for the quarter ended September 30, 2005).

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