Form 10-Q
period 2006-06-30
FIRST KEYSTONE CORP
filed 2006-08-08
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Common Stock, $2 Par Value, 4,368,696 shares as of July 31, 2006.

                   PART I. - FINANCIAL INFORMATION

ITEM.  1  Financial Statements

                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)

                                                   June           December
                                                    2006           2005
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $  6,604        $  7,098
Interest-bearing deposits in
   other banks                                           14              58
Investment securities available-
   for-sale carried at
   estimated fair value                             233,803         247,288
Investment securities, held-to-
   maturity securities, estimated
   fair value of $6,996 and $4,217                    7,146           4,248
Loans, net of unearned income                       246,087         234,593
Allowance for loan losses                            (3,666)         (3,676)
                                                   ________        ________
   Net loans                                       $242,421        $230,917
Premises and equipment - Net                          4,994           5,091
Accrued interest receivable                           2,702           2,604
Cash surrender value of bank
   owned life insurance                              11,697          11,470
Goodwill                                              1,224           1,224
Other assets                                          5,029           2,401
                                                   ________        ________
   TOTAL ASSETS                                    $515,634        $512,399
                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 38,849        $ 39,664
   Interest bearing                                 334,530         323,132
                                                   ________        ________
      TOTAL DEPOSITS                               $373,379        $362,796

Short-term borrowings                                24,950          28,151
Long-term borrowings                                 63,535          65,535
Accrued interest and other expenses                   2,647           2,372
Other liabilities                                     1,312             102
                                                   ________        ________
   TOTAL LIABILITIES                               $465,823        $458,956
                                                   ________        ________
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share               $  9,079        $  9,079
Surplus                                              12,323          12,387
Retained earnings                                    36,813          35,714
Accumulated other comprehensive
   income (loss)                                     (3,578)            807
Less treasury stock at cost 170,877
   shares in 2006 and 153,624
   shares in 2005                                    (4,826)         (4,544)
                                                   ________        ________
   TOTAL STOCKHOLDERS' EQUITY                      $ 49,811        $ 53,443
                                                   ________        ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $515,634        $512,399
                                                   ========        ========

See Accompanying Notes to Consolidated Financial Statements





                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                (Unaudited)


(Amounts in thousands except per share data)

                                                  2006            2005
INTEREST INCOME
Interest and fees on loans                           $4,073          $3,618
Interest and dividend income
   on securities                                      2,977           2,851
Deposits in banks                                         1              19
Interest on federal funds sold                            0               3
                                                     ______          ______
    TOTAL INTEREST INCOME                            $7,051          $6,491
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $2,681          $1,923
Short-term borrowings                                   221              88
Long-term borrowings                                    724             771
                                                     ______          ______
   Total interest expense                            $3,626          $2,782
                                                     ______          ______
   Net interest income                               $3,425          $3,709
Provision for loan losses                               200             200
                                                     ______          ______
   Net interest income after
      provision for loan losses                      $3,225          $3,509
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  132          $  128
Service charges and fees                                517             562
Bank owned life insurance income                        114             108
Gain on sale of loans                                                     1          21
Investment securities gains
   (losses) - net                                        98              87
Other                                                    39              10
                                                     ______          ______
   Total non-interest income                         $  901          $  916
                                                     ______          ______
NON-INTEREST EXPENSE
Salaries and employee benefits                       $1,306          $1,257
Occupancy, net                                          151             134
Furniture and equipment                                 189             176
Professional services                                    98              85
State shares tax                                        130             120
Other                                                   549             617
                                                     ______          ______
   Total non-interest expenses                       $2,423          $2,389
                                                     ______          ______
Income before income taxes                           $1,703          $2,036
Income tax expense                                      244             339
                                                     ______          ______
Net Income                                           $1,459          $1,697
                                                     ======          ======
PER SHARE DATA
   Net Income Per Share:
      Basic                                          $  .33          $  .39
      Diluted                                           .33             .39
      Cash dividends per share                          .22             .20


See Accompanying Notes to Consolidated Financial Statements




                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                (Unaudited)


(Amounts in thousands except per share data)
                                                 2006              2005
INTEREST INCOME
Interest and fees on loans                         $ 7,948         $ 7,239
Interest and dividend income
   on securities                                     5,956           5,650
Deposits in banks                                        5              40
Interest on federal funds sold                           0               3
                                                   _______         _______
   TOTAL INTEREST INCOME                           $13,909         $12,932
                                                   _______         _______
INTEREST EXPENSE
Deposits                                           $ 5,077         $ 3,724
Short-term borrowings                                  434             160
Long-term borrowings                                 1,458           1,528
                                                   _______         _______
   TOTAL INTEREST EXPENSE                          $ 6,969         $ 5,412
                                                   _______         _______
   Net interest income                             $ 6,940         $ 7,520
Provision for loan losses                              300             350
                                                   _______         _______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                    $ 6,640         $ 7,170
                                                   _______         _______
NON-INTEREST INCOME
Trust department                                   $   263         $   252
Service charges and fees                             1,001           1,048
Bank owned life insurance income                       226             215
Gain on sale of loans                                    3              40
Investment securities gains
   (losses) - net                                      195             143
Other                                                   80              21
                                                   _______         _______
   Total non-interest income                       $ 1,768         $ 1,719
                                                   _______         _______
NON-INTEREST EXPENSE
Salaries and employee benefits                     $ 2,676         $ 2,525
Occupancy, net                                         298             279
Furniture and equipment                                374             351
Professional services                                  183             201
State shares tax                                       258             239
Other                                                1,066           1,125
                                                   _______         _______
   Total non-interest expenses                     $ 4,855         $ 4,720
                                                   _______         _______
Income before income taxes                         $ 3,553         $ 4,169
Income tax expense                                     528             717
                                                   _______         _______
Net Income                                         $ 3,025         $ 3,452
                                                   =======         =======
PER SHARE DATA
   Net Income Per Share:
      Basic                                        $   .69         $   .79
      Diluted                                          .69             .79
      Cash dividends per share                         .44             .40


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                (Unaudited)


(Amounts in thousands)

                                                  2006            2005
OPERATING ACTIVITIES
Net income                                         $  3,025         $  3,452
Adjustments to reconcile net
   income to net cash provided by
   operating activities:
   Provision or loan losses                             300              350
   Stock option expense                                   8                0
   Provision for depreciation and
      amortization                                      267              283
   Premium amortization on investment
      securities                                         85              212
   Accretion of core deposit net
      discount                                         (250)             (41)
   Discount accretion on investment
      securities                                          1             (331)
   Gain on sale of mortgage loans                        10              (40)
   Proceeds from sale of mortgage
      loans                                           3,189            2,370
   Originations of mortgage loans
      for resale                                     (2,006)          (2,572)
   Gain on sales of investment
      securities                                       (195)            (143)
   Deferred income tax (benefit)                       (170)               8
   (Increase) decrease in interest
      receivable and other assets                      (425)             305
   Increase in cash surrender value
      of bank owned life insurance                     (226)            (214)
   Increase in interest payable,
      accrued expenses and other
      liabilities                                       179              957
                                                   ________         ________
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                   $  3,792         $  4,596
                                                   ________         ________
INVESTING ACTIVITIES
   Purchases of investment
      securities available for sale                $(36,129)        $(72,079)
   Purchases of investment
      securities held to maturity                    (2,005)               0
   Proceeds from sales of investment
      securities available for sale                  28,336           43,910
   Proceeds from maturities and
      redemptions of investment
      securities available for sale                  15,202           20,322
   Proceeds from maturities and
      redemption of investment
      securities held to maturity                       102               96
   Net (increase) decrease in loans                 (13,011)           1,226
   Purchase of premises and
      equipment                                        (120)             (73)
   Proceeds from sale of foreclosed
      assets                                            193                0
                                                   ________         ________
   NET CASH USED IN INVESTING
      ACTIVITIES                                   $ (7,432)        $ (6,598)
                                                   ________         ________
FINANCING ACTIVITIES
   Net increase in deposits                        $ 10,583         $  2,213
   Net increase (decrease) in
      short-term borrowings                          (3,201)           3,053
   Net increase (decrease) in
      long-term borrowings                           (2,000)               0
   Purchase of treasury stock                          (423)               0
   Proceeds from sale of
      treasury stock                                     69               95
   Cash dividends                                    (1,926)          (1,758)
                                                   ________         ________
   NET CASH PROVIDED BY
      FINANCING ACTIVITIES                         $  3,102         $  3,603

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENT                             $   (538)        $  1,601
CASH AND CASH EQUIVALENTS,
   BEGINNING                                          7,156            6,186
                                                   ________         ________
CASH AND CASH EQUIVALENTS,
   ENDING                                          $  6,618         $  7,787

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for
      Interest                                     $  6,834         $  5,323
      Income Taxes                                      783              307


See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006
                             (Unaudited)


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

DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale.
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the six month period ended June 30, 2006 and the year ended December 31, 2005, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $128,000, in 2006 and $128,000 in 2005. The amortization of the investments in the limited partnerships were $50,000 and $48,000 for the six months ended June 30, 2006 and 2005, respectively. The carrying value of the investments as of June 30, 2006 and December 31, 2005, was $645,000 and $695,000, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

     As of the first quarter 2003, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation, Transition and Disclosures, an amendment of FASB Statement No. 123". The Corporation elected to use the "prospective method" of accounting for stock options as allowed by the Standard. Accordingly, compensation expense for the six month period ended June 30, 2006 in the amount of $8,000 is attributed to the vested portion of stock options granted in 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2005, the Financial Accounting Standards Board
(FASB) issued FASB Staff Position (FSP) 115 - "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments". This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other than temporary and recognized as a loss in the consolidated statement of income. Specifically, this guidance clarifies that an investor should recognize an impairment loss no later than when an impairment is deemed other than temporary, even if the decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. The Corporation has followed the guidance of this FSP in 2005 and 2006.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets", which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

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

     In addition, this statement amends SFAS No. 95 "Statement of Cash Flows" to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Corporation has adopted these statements as of January 1, 2006.

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

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six month period ended June 30, 2006 and 2005 was approximately
$113,000 and $109,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2006 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended June 30, 2006, and June 30, 2005, were as follows:


(amounts in thousands)

                                                2006         2005
                                                ____         ____
Balance, January 1                               $3,676        $3,828
Provision charged to operations                     300           350
Loans charged off                                  (330)         (567)
Recoveries                                           20            19
                                                               ______   ______
Balance, June 30                                 $3,666        $3,630



     At June 30, 2006, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $2,213,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At June 30, 2006, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non accrual loans at June 30, 2006, and December 31, 2005, were $2,213,000 and $2,069,000, respectively.

     Loans past due 90 days or more and still accruing interest amounted to $119,000 and $64,000 on June 30, 2006 and December 31, 2005, respectively.


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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at June 30, 2006, and December 31, 2005, were as follows:


(amounts in thousands)
                                              June 30,    December 31,
                                                2006          2005
                                                ____          ____
Financial instruments whose
   contract amounts represent
   credit risk:
   Commitments to extend credit                 $27,310         $29,228
   Financial standby letters
      of credit                                   1,066           1,151
   Performance standby letters
      of credit                                   1,830           1,170


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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at June 30, 2006, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors' ability to honor their contracts may be influenced by the region's economy.

NOTE 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended June 30, 2006 were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock       Surplus
                                         ______          ______     _______
Balance at January 1, 2006                4,539,573       $9,079       $12,387

Comprehensive Income:
  Net Income
   Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects
Total Comprehensive
   income (loss)
Purchase of 21,428
   shares of treasury
   stock
Sale of 4,175 shares
   of treasury stock                                                       (72)
Recognition of stock option
   expense in excess of
   forfeitures                                                               8
Cash dividends -
   $.44 per share
                                          _________       ______       _______
Balance at June 30, 2006                  4,539,573       $9,079       $12,323
                                          =========       ======       =======


(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      __________
Balance at January 1, 2006                           $35,714        $  807

Comprehensive Income:
  Net Income                          $ 3,025          3,025
   Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects                             (4,385)                      (4,385)
                                      _______
Total Comprehensive
   income (loss)                      $(1,360)
                                      =======
Purchase of 21,428
   shares of treasury
   stock
Sale of 4,175 shares
   of treasury stock
Recognition of stock option
   expense in excess of
   forfeitures
Cash dividends -
   $.44 per share                                     (1,926)

                                                     _______       _______
Balance at June 30, 2006                             $36,813       $(3,578)
                                                     =======       =======



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2006                        $(4,544)       $53,443

Comprehensive Income:
  Net Income                                                       3,025
   Change in unrealized
   gain (loss) on
   investment securities
   available-for-sale,
   net of reclassification
   adjustment and tax
   effects                                                        (4,385)
Total Comprehensive
   income (loss)
Purchase of 21,428
   shares of treasury
   stock                                             (423)          (423)
Sale of 4,175 shares
   of treasury stock                                  141             69
Recognition of stock option
   expense in excess of
   forfeitures                                                         8
Cash dividends -
   $.44 per share                                                 (1,926)
                                                  _______        _______
Balance at June 30, 2006                          $(4,826)       $49,811
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

     The results of operations for the six month period ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2006, and the related consolidated statements of income for the three and six month periods ended June 30, 2006 and 2005 and the consolidated statements of cash flows for the six month periods ended June 30, 2006, and 2005. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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





/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
July 20, 2006

ITEM 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of June 30, 2006


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the second quarter of 2006 of $1,459,000, a decrease of $238,000, or 14.0% from the second quarter of 2005. Six months net income for the period ended June 30, 2006 amounted to $3,025,000, a decrease of $427,000, or 12.4% from the $3,452,000 net income reported June 30, 2005. Net interest income decreased in both the second quarter of 2006 and for the six months ending June 30, 2006, when compared to the same periods in 2005. The continued tightening of our net interest margin resulted from liability or interest expense increasing faster than interest income. The net interest margin and net interest income declines are a result of a flattened yield curve. Also, a slight decline in non interest income in the second quarter and relatively flat non interest income growth for the six months ended June 30, 2006, put additional pressure on earnings. On a per share basis, net income per share decreased to $.69 for the first six months of 2006 compared to $.79 for the first six months of 2005, while dividends increased to $.44 per share up from $.40 per share in 2005, or an increase of 10.0%.

     Year to date net income annualized amounts to a return on average common equity of 11.60% and a return on assets of 1.18%.
For the six months ended June 30, 2005, these measures were 12.94% and 1.40%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 2006, interest income amounted to $7,051,000, an increase of $560,000 or 8.6% from the second quarter of 2005. Interest expense amounted to $3,626,000 in the second quarter of 2006, an increase of $844,000, or 30.3% from the second quarter of 2005. As a result, net interest income amounted to $3,425,000 in the second quarter of 2006, a decrease of $284,000, or 7.7% from the second quarter of 2005. Year to date for the six months ended June 30, 2006, net interest income decreased $580,000, or 7.7% to $6,940,000 from $7,520,000 in 2005.

     Our net interest margin for the quarter ended June 30, 2006, was 3.17% compared to 3.50% for the quarter ended June 30, 2005.
For the six months ended June 30, 2006, our net interest margin was 3.22% compared to 3.59% for the first six months of 2005.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended June 30, 2006, was $200,000, the same as the second quarter of 2005. Year to date, the provision for loan losses amounts to $300,000 in 2006, a decrease of $50,000 from June 30, 2005. Net charge offs amounted to $310,000 for the six months ended June 30, 2006, as compared to $548,000 for the first six months of 2005.

     The allowance for loan losses as a percentage of loans, net of unearned interest remains strong at 1.49% as of June 30, 2006, as compared to 1.57% as of December 31, 2005.


NON-INTEREST INCOME

     Total non interest or other income was $901,000 for the quarter ended June 30, 2006, as compared to $916,000 for the quarter ended June 30, 2005. Excluding investment securities gains and losses, non interest income was $803,000 for the second quarter of 2006, as compared to $829,000 in the second quarter of 2005, a decrease of 3.1%. For the six months ended June 30, 2006, total non interest income was $1,768,000, an increase of $49,000, or 2.9% from the first six months of 2005. Excluding investment securities gains, non interest income for the six months ended June 30, 2006, was $1,573,000, virtually unchanged from the $1,576,000 reported for the first six months of 2005.


NON-INTEREST EXPENSES

     Total non interest, or other expenses, was $2,423,000 for the quarter ended June 30, 2006, as compared to $2,389,000 for the quarter ended June 30, 2005. The increase of only $34,000, or 1.4% illustrates our emphasis on continued expense control in the second quarter of 2006.

     For the six months ended June 30, 2006, total non interest expense was $4,855,000, an increase of $135,000, or 2.9% over the first six months of 2005. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 55.1% of total non interest expense for the six months ended June 30, 2006, as compared to 53.5% for the first six months of 2005. Salaries and benefits amounted to $2,676,000 for the six months ended June 30, 2006, an increase of $151,000, or 6.0% over the first six months of 2005. Net occupancy expense, including furniture and equipment, amounted to $672,000 for the six months ended June 30, 2006, an increase of $42,000, or 6.7% from 2005. Professional services decreased $18,000 or 9.0% from the first six months of 2005. State shares tax increased by $19,000 or 7.9% over the first six months of 2005. Other non interest expenses amounted to $1,066,000 for the six months ended June 30, 2006, a decrease of $59,000, or 5.2% from the first six months of 2005. Even with the increase in non interest expenses in 2006, our overall non interest expense continues at less than 2.0% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 14.3% for the second quarter of 2006 as compared to 16.7% for the second quarter of 2005. For the six months ended June 30, 2006, our tax liability amounted to $528,000 for an effective tax rate of 14.9% as compared to an effective tax rate of 17.2% for the first six months of 2005.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $515,634,000 as of June 30, 2006, an increase of $3,235,000, or 0.6% over year end 2005. Total deposits increased to $373,379,000 as of June 30, 2006, an increase of $10,583,000, or 2.9% over year end 2005.

     The Corporation decreased short term borrowings by $3,201,000, or 11.4% as of June 30, 2006, when compared to year end 2005. Also, long term borrowings declined by $2,000,000, or 3.1% from year end 2005.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $246,087,000 as of June 30, 2006, an increase of $11,494,000 from $234,593,000, or 4.9% since year end 2005. The loan portfolio continues to be well diversified. Asset quality has improved slightly with non performing assets declining since year end 2005.

     In addition to loans, another primary earning asset is our investment portfolio which decreased in size from December 31, 2005, to June 30, 2006. Available for sale securities amounted to $233,803,000 as of June 30, 2006, a decrease of $13,485,000, or 5.5%
from year end 2005. Held to maturity securities increased to $7,146,000 as of June 30, 2006, an increase of $2,898,000, or 68.2%
from year end 2005.


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

     The company was required to adopt Financial Accounting
Standards Board Statement No. 114, "Accounting by Creditors for
Impairment of a Loan" Refer to Note 2 above for details.


NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of June 30, 2006, total non performing assets were $2,526,000 as compared to $2,530,000 on December 31, 2005. Non performing assets to total loans and foreclosed assets was 1.03% as of June 30, 2006, and 1.08% as of December 31, 2005.

     Interest income received on non performing loans as of June 30, 2006, was $23,000 compared to $57,000 as of December 31, 2005.
Interest income, which would have been recorded on these loans under the original terms as of June 30, 2006, and December 31, 2005 was $88,000 and $149,000, respectively. As of June 30, 2006 and December 31, 2005, there were no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $10,583,000 as non interest bearing deposits decreased slightly by $815,000 and interest bearing deposits increased by $11,398,000 as of June 30, 2006, from year end 2005. Total short term and long term borrowings decreased to $88,485,000 as of June 30, 2006, as compared to $93,686,000 as of year end 2005.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains or losses on investment securities available for sale decreased shareholders' equity, or capital, net of taxes, by $3,578,000 as of June 30, 2006, and increased capital by $807,000 as of December 31, 2005. Treasury stock had an effect of reducing our total stockholders' equity by $4,826,000 on June 30, 2006, and $4,544,000 on December 31, 2005.

     Total stockholders' equity was $49,811,000 as of June 30, 2006, and $53,443,000 as of December 31, 2005. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2006, our leverage ratio was 10.15% compared to 10.04% as of December 31, 2005. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2006, were 17.51% and 18.88%, respectively. The same ratios as of December 31, 2005, were 17.74% and 19.16%, respectively.


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


ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2005. The composition of rate sensitive assets and rate sensitive liabilities as of June 30, 2006 is very similar to December 31, 2005.

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

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                Total
                                                 Number         Maximum
                                              of Shares        Number of
                                              Purchased       Shares That
                                               as Part of       May Yet Be
                    Total                       Publicly        Purchased
                     Number      Average       Announced        Under the
                  of Shares      Price Paid     Plans or        Plans or
     Period       Purchased     per Share       Programs        Programs
     ______       _________     _________       ________        ________
April 1 -
April 30,
2006                               --             --         --         67,001

May 1 -
May 31,
2006                               --             --         --         67,001

June 1 -
June 30,
2006                               --             --         --         67,001

Total                 --           --             --        67,001




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

     Item 6.     Exhibits and Reports on Form 8K

                 (a)  Exhibits required by Item 601 Regulation SK


Exhibit Number        Description of Exhibit

3i                    Articles of Incorporation, as amended
                      (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10Q for the quarter ended March 31, 2006).

3ii                   By-Laws, as amended (Incorporated by
                      reference to Exhibit 3(ii) to the
                      Registrant's Report on Form 10Q for the
                      quarter ended March 31, 2006).

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

 31.1                 Rule 13a-14(a)/15d-14(a) Certification of
                      Chief Executive Officer.

 31.2                 Rule 13a-14(a)/15d-14(a) Certification of
                      Chief Financial Officer.

 32.1                 Section 1350 Certification of Chief Executive
                      Officer.

 32.2                 Section 1350 Certification of Chief Financial
                      Officer.


           (b) During the quarter ended June 30, 2006, the registrant filed the following reports on Form 8K:

Date of Report     Item     Description
______________     ____     ___________

May 1, 2006        2.02     On April 28, 2006, First Keystone
                            Corporation announced its earnings for
                            the quarter March 31, 2006.

June 2, 2006       8.01     On May 31, 2006, First Keystone
                            Corporation issued a press release
                            reporting the declaration of it's
                            second quarter dividend.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


August 7, 2006               /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



August 7, 2006               /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Principal Financial Officer
                             (Principal Accounting Officer)

                          INDEX TO EXHIBITS

Exhibit            Description
_______            ___________

3i                 Articles of Incorporation, as amended
                   (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10Q for the quarter ended March 31, 2006)

3ii By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant's Report on Form 10Q for the quarter ended March 31, 2006)

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