Form 10-Q
period 2006-09-30
FIRST KEYSTONE CORP
filed 2006-11-08
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

                      Yes  [X]        No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

                     Large accelerated filer [  ]
                        Accelerated Filer  [X]
                    Non-accelerated filer  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes [  ]        No [X]


On November 1, 2006 there were 4,323,746 shares of the Registrant's common stock outstanding.


                      PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements

                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                                                  September       December
                                                     2006          2005
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $  6,737        $  7,098
Interest bearing deposits in
   other banks                                           83              58
Investment securities, available-
   for-sale securities carried at
   estimated fair value                             236,428         247,288
Investment securities, held-to-
   maturity securities, estimated
   fair value of $6,906 and 4,217                     6,932           4,248
Loans, net of unearned income                       251,257         234,593
Allowance for loan losses                            (3,622)         (3,676)
                                                   ________        ________
   Net loans                                       $247,635        $230,917
                                                   ________        ________
Premises and equipment-net                            4,909           5,091
Accrued interest receivable                           3,002           2,604
Cash surrender value of bank
   owned life insurance                              11,817          11,470
Goodwill                                              1,224           1,224
Other assets                                          2,898           2,401
                                                   ________        ________
   TOTAL ASSETS                                    $521,665        $512,399
                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 38,844        $ 39,664
   Interest bearing                                 347,526         323,132
                                                   ________        ________
      TOTAL DEPOSITS                               $386,370        $362,796
Short-term borrowings                                18,511          28,151
Long-term borrowings                                 60,535          65,535
Accrued interest and other expenses                   2,653           2,372
Other liabilities                                       116             102
                                                   ________        ________
      TOTAL LIABILITIES                            $468,185        $458,956

STOCKHOLDERS' EQUITY
Common stock, par value $2 per share               $  9,079        $  9,079
Surplus                                              12,322          12,387
Retained earnings                                    37,365          35,714
Accumulated other comprehensive income                  371             807
Less treasury stock at cost 215,827
   shares in 2006 and
   153,624 in 2005                                   (5,657)         (4,544)
                                                   ________        ________
   TOTAL STOCKHOLDERS' EQUITY                      $ 53,480        $ 53,443
                                                   ________        ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $521,665        $512,399
                                                   ========        ========

See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                (Unaudited)


(Amounts in thousands except per share data)

                                                  2006            2005
INTEREST INCOME
Interest and fees on loans                           $4,223          $3,746
Interest and dividend income
   on securities                                      3,012           2,887
Deposits in banks                                         1               4
                                                     ______          ______
   TOTAL INTEREST INCOME                             $7,236          $6,637
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $2,951          $2,080
Short-term borrowings                                   250             164
Long-term borrowings                                    709             737
                                                     ______          ______
   TOTAL INTEREST EXPENSE                            $3,910          $2,981
                                                     ______          ______
   Net interest income                               $3,326          $3,656
Provision for loan losses                               100             150
                                                     ______          ______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      $3,226          $3,506
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  122          $  106
Service charges and fees                                537             552
Bank owned life insurance income                        121             109
Gain on sale of loans                                    10              14
Investment securities gains
   (losses) - net                                        74              89
Other                                                    88              45
                                                     ______          ______
   TOTAL NON-INTEREST INCOME                         $  952          $  915
                                                     ______          ______
NON-INTEREST EXPENSES
Salaries and employee benefits                       $1,279          $1,144
Occupancy, net                                          154             152
Furniture and equipment                                 187             148
Professional services                                   115              99
State shares tax                                        131             121
Other                                                   514             581
                                                     ______          ______
   TOTAL NON-INTEREST EXPENSES                       $2,380          $2,245
                                                     ______          ______
Income before income taxes                           $1,798          $2,176
Income tax expense                                      295             372
                                                     ______          ______
Net Income                                           $1,503          $1,804
                                                     ======          ======
PER SHARE DATA
   Basic                                             $  .35          $  .41
   Diluted                                              .35             .41
   Cash dividends per share                             .22             .20


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2006              2005
INTEREST INCOME
Interest and fees on loans                         $12,171         $10,985
Interest and dividend income
   on securities                                     8,968           8,537
Deposits in banks                                        6              44
Interest on federal funds sold                           0               3
                                                   _______         _______
   TOTAL INTEREST INCOME                           $21,145         $19,569
                                                   _______         _______
INTEREST EXPENSE
Deposits                                           $ 8,028         $ 5,804
Short-term borrowings                                  684             324
Long-term borrowings                                 2,167           2,265
                                                   _______         _______
   TOTAL INTEREST EXPENSE                          $10,879         $ 8,393
                                                   _______         _______
   Net interest income                             $10,266         $11,176
Provision for loan losses                              400             500
                                                   _______         _______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                    $ 9,866         $10,676
                                                   _______         _______
NON-INTEREST INCOME
Trust department                                   $   385         $   358
Service charges and fees                             1,538           1,502
Bank owned life insurance income                       347             324
Gain on sale of loans                                   13              54
Investment securities gains
   (losses) - net                                      269             232
Other                                                  168             164
                                                   _______         _______
   TOTAL NON-INTEREST INCOME                       $ 2,720         $ 2,634
                                                   _______         _______
NON-INTEREST EXPENSE
Salaries and employee benefits                     $ 3,955         $ 3,669
Occupancy, net                                         452             431
Furniture and equipment                                561             499
Professional services                                  298             300
State shares tax                                       389             360
Other                                                1,580           1,706
                                                   _______         _______
   TOTAL NON-INTEREST EXPENSES                     $ 7,235         $ 6,965
                                                   _______         _______
Income before income taxes                         $ 5,351         $ 6,345
Income tax expense                                     823           1,089
                                                   _______         _______
Net Income                                         $ 4,528         $ 5,256
                                                   =======         =======
PER SHARE DATA
   Basic                                           $  1.04         $  1.20
   Diluted                                            1.04            1.19
   Cash Dividends                                      .66             .60


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED September 30, 2006 AND 2005
                                (Unaudited)


(Amounts in thousands)

                                                  2006            2005
OPERATING ACTIVITIES
Net income                                         $  4,528         $   5,256
Adjustments to reconcile net income
   to net cash provided
   by operating activities:
   Provision for loan losses                            400               500
   Stock option expense                                   8                 0
   Provision for depreciation and
      amortization                                      404               409
   Premium amortization on investment
      securities                                        125               318
   Accretion of core deposit net
      discount                                            1               (65)
   Discount accretion on investment
      securities                                       (379)             (522)
   Gain on sale of mortgage loans                       (13)              (54)
   Proceeds from sale of mortgage loans               5,658             3,930
   Originations of mortgage loans
      for resale                                     (3,713)           (4,512)
   (Gain) loss on sale of foreclosed
      real estate                                        13                 0
   (Gain) loss on sales of investment
      securities                                       (269)             (232)
   Deferred income tax (benefit)                       (216)               (6)
   (Increase) decrease in interest
      receivable and other assets                      (609)              664
   Increase in cash surrender value
      of bank owned life insurance                     (347)             (324)
   Increase (decrease) in interest
      payable, accrued expenses and
      other liabilities                                 216               210
                                                   ________         _________
   Net Cash Provided by Operating
      Activities                                   $  5,807         $   5,572
                                                   ________         _________
INVESTING ACTIVITIES
   Purchases of investment
      securities available-for-sale                $ 52,266         $(105,676)
   Purchase of investment
      securities held-to-maturity                    (2,005)                0
   Proceeds from sales of investment
      securities available-for-sale                 (64,345)           71,423
   Proceeds from sales of investment
      securities held to maturity                       201                 0
   Proceeds from maturities and
      redemptions of investment
      securities available-for-sale                  21,790            29,858
   Proceeds from maturities and
      redemption of investment
      securities held-to-maturity                       107               104
   Net (increase) decrease in loans                 (19,078)            1,486
   Purchase of premises and equipment                  (147)              (97)
   Proceeds from sale of foreclosed
      assets                                            198                 0
                                                   ________         _________
   Net Cash Used by Investing
      Activities                                   $(11,013)        $  (2,902)
                                                   ________         _________
FINANCING ACTIVITIES
   Net increase (decrease) in
      deposits                                     $ 23,574         $  17,657
   Net increase (decrease) in
      short-term borrowings                          (9,640)           (3,022)
   Net increase (decrease) in
      long-term borrowings                           (5,000)           (1,375)
   Acquisition of treasury stock                     (1,255)             (112)
   Proceeds from sale of treasury
      stock                                              69                95
   Cash dividends                                    (2,877)           (2,637)
                                                   ________         _________
   Net Cash Provided by Financing
      Activities                                   $  4,871         $  10,606
                                                   ________         _________
   Increase (Decrease) in Cash and
      Cash Equivalents                                 (335)           13,276
Cash and Cash Equivalents,
   Beginning                                          7,156             6,186
                                                   ________         _________
Cash and Cash Equivalents,
   Ending                                          $  6,821         $  19,462
                                                   ========         =========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
   Cash paid during period for:
      Interest                                     $ 10,890         $   8,233
      Income Taxes                                    1,065               556


See Accompanying Notes to Consolidated Financial Statements


                      FIRST KEYSTONE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2006
                             (Unaudited)

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

DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale.
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the nine-month period ended September 30, 2006 and the year ended December 31, 2005, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $128,000 in 2006 and $128,000 in 2005. The amortization of the investments in the limited partnerships were $75,000 and $72,000 for the nine months ended September 30, 2006 and 2005, respectively. The carrying value of the investments as of September 30, 2006 and December 31, 2005, was $620,000 and $695,000, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

     As of the first quarter 2003, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosures - an amendment of FASB Statement No. 123". The Corporation elected to use the "prospective method" of accounting for stock options as allowed by the Standard. Accordingly, compensation expense for the nine month period ended September 30, 2006 in the amount of $8,000 is attributed to the vested portion of stock options granted in 2005.

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

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine month period ended September 30, 2006 and 2005 was approximately $193,000 and $173,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2006 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.

Note 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended September 30, 2006, and September 30, 2005, were as follows:


(amounts in thousands)
                                                2006         2005
                                                ____         ____
Balance, January 1                               $3,676        $3,828
Provision charged to operations                     460           500
Loans charged off                                  (492)         (678)
Recoveries                                           38            27
                                                               ______   ______
Balance, September 30                            $3,622        $3,677
                                                               ======   ======


     At September 30, 2006, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $2,088,000. These impaired loans had a related allowance for loan losses of $143,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At September 30, 2006, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non accrual loans at September 30, 2006 and December 31, 2005 were $2,088,000 and $1,734,000, respectively, all of which were considered impaired.

     Loans past due 90 days or more and still accruing interest amounted to $393,00 and $64,000 on September 30, 2006 and December 31, 2005, respectively.

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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at September 30, 2006, and December 31, 2005, were as follows:


(amounts in thousands)
                                           September 30,    December 31,
                                                2006            2005
                                                ____            ____
Financial instruments whose
   contract amounts represent
   credit risk:
   Commitments to extend credit                 $33,280           $29,228
   Financial standby letters
     of credit                                    1,170             1,151
   Performance standby letters
     of credit                                    2,355             1,170



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at September 30, 2006, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.

Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended September 30, 2006, were are follows:



(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock       Surplus
                                         ______          ______     _______
Balance at January 1, 2006                4,539,573       $9,079       $12,387

Comprehensive Income:
Net Income
Change in unrealized
  gain (loss) on
  investment securities
  available-for-sale,
  net of reclassification
  adjustment and tax effects
Total comprehensive
  income (loss)
  Purchase of 66,428
    shares of treasury stock
  Sale of 4,225 shares
    treasury stock                                                         (73)
Recognition of stock option
  expense in excess of
  forfeitures                                                                8
Cash dividends -
  $.66 per share
                                          _________        _____        ______
Balance at September 30, 2006             4,539,573        9,079        12,322
                                          =========        =====        ======



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      __________
Balance at January 1, 2006                           $35,714         $ 807

Comprehensive Income:
Net Income                             $4,528          4,528
Change in unrealized
  gain (loss) on
  investment securities
  available-for-sale,
  net of reclassification
  adjustment and tax effects             (436)                        (436)
                                       ______
Total comprehensive
  income (loss)                        $4,092
                                       ======
  Purchase of 66,428
    shares of treasury stock
  Sale of 4,225 shares
    treasury stock
Recognition of stock option
  expense in excess of
  forfeitures
Cash dividends -
  $.66 per share                                      (2,877)
                                                     _______         _____
Balance at September 30, 2006                        $37,365         $ 371
                                                     =======         =====


(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2006                        $(4,544)       $53,443

Comprehensive Income:
Net Income                                                         4,528
Change in unrealized
  gain (loss) on
  investment securities
  available-for-sale,
  net of reclassification
  adjustment and tax effects                                        (436)
Total comprehensive
  income (loss)
  Purchase of 66,428
    shares of treasury stock                       (1,255)        (1,255)
  Sale of 4,225 shares
    treasury stock                                    142             69
Recognition of stock option
  expense in excess of
  forfeitures                                                          8
Cash dividends -

  $.66 per share                                                  (2,877)
                                                  _______        _______
Balance at September 30, 2006                     $(5,657)       $53,480
                                                  =======        =======


     On October 24, 2006 the Corporation declared a 5% stock dividend to shareholders of record on November 14, 2006, payable on December 5, 2006.


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

     The results of operations for the nine month period ended
September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of September 30, 2006, and the related consolidated statements of income for the three and nine-month periods ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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




/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
October 19, 2006

Item 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of September 30, 2006


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the third quarter of 2006 of $1,503,000, a decrease of $301,000 or 16.7% from the third quarter of 2005. Nine months net income for the period ended September 30, 2006, amounted to $4,528,000, a decrease of 13.9% from the $5,256,000 net income reported September 30, 2005. Net interest income declined in both the third quarter of 2006 and for the first nine months of 2006. The lower net interest income was due to a flatten yield curve and continued compression in our net interest margin. The reduced net interest income was partially offset by a lower loan loss provision, increased non interest income, and continued excellent control over non interest expense. On a per share basis, net income per share was $1.04 for the nine months of 2006, as compared to $1.20 for the first nine months of 2005, while dividends increased to $.66 per share up from $.60 in 2005, or an increase of 10.0%.

     Year to date net income annualized amounts to a return on average common equity of 11.54% and a return on assets of 1.16%.
For the nine months ended September 30, 2005, these measures were 12.95% and 1.39%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 2006, interest income amounted to $7,236,000, an increase of $599,000 or 9.0% from the third quarter of 2005. Interest expense amounted to $3,910,000 in the third quarter of 2006, an increase of $929,000 or 31.2% over the third quarter of 2005. Accordingly, net interest income amounted to $3,326,000 in the third quarter of 2006, a decrease of $330,000, or 9.0% from the third quarter of 2005. Year to date for the nine months ended September 30, 2006, total interest income increased $1,576,000, or 8.1% to $21,145,000 from $19,569,000 in the first nine months of 2005. Total interest expense increased $2,486,000, or 29.6% to $10,879,000 for the first nine months of 2006 from $8,393,000 in the first nine months of 2005. This resulted in net interest income decreasing $910,000 to $10,266,000 as of September 30, 2006 from $11,176,000 as of September 30, 2005.

     Our net interest margin for the quarter ended September 30, 2006, was 3.08% compared to 3.46% for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, our net interest margin was 3.17% compared to 3.49% for the first nine months of 2005.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 2006, was $100,000 compared to $150,000 for the third quarter of 2005. Year to date, the provision for loan losses amounts to $400,000 in 2006 as compared to the $500,000 provision for the period ended September 30, 2005. Net charge offs amounted to $454,000 for the nine months ended September 30, 2006, as compared to $651,000 for the first nine months of 2005.

     The allowance for loan losses as a percentage of loans, net of unearned interest was 1.44% as of September 30, 2006, and 1.57% as of December 31, 2005.


NON-INTEREST INCOME

     Total non interest or other income was $952,000 for the quarter ended September 30, 2006, as compared to $915,000 for the quarter ended September 30, 2005. Excluding investment security gains and losses, non interest income was $878,000 for the third quarter of 2006, as compared to $826,000 in the third quarter of 2005, an increase of 6.3%. For the nine months ended September 30, 2006, total non interest income was $2,720,000, as compared to $2,634,000, or a 3.3% increase from the first nine months of 2005. In both the third quarter of 2006 and for the nine months ended September 30, 2006, the increase in non interest income was primarily the result of an increase in trust department revenue, an increase in bank owned life insurance income, and an increase in other non interest income.


NON-INTEREST EXPENSES

     Total non interest, or other expenses, was $2,380,000 for the quarter ended September 30, 2006, as compared to $2,245,000 for the quarter ended September 30, 2005, an increase of $135,000 or 6.0%.

     For the nine months ended September 30, 2006, total non interest expense was $7,235,000, an increase of $270,000, or 3.9% over the first nine months of 2005. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 54.7% of total non interest expense for the nine months ended September 30, 2006, as compared to 52.7% for the first nine months of 2005. Salaries and benefits amounted to $3,955,000 for the nine months ended September 30, 2006, an increase of $286,000, or 7.8% over the first nine months of 2005. Net occupancy expense, along with furniture and equipment expense, increased for the nine months ended September 30, 2006, from 2005. Professional services expense declined slightly in 2006. Other non interest expense decreased moderately in 2006 and state shares tax has increased slightly. Our overall non interest expense continues at less than 2% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 16.4% for the third quarter of 2006 as compared to 17.1% for the third quarter of 2005. For the nine months ended September 30, 2006, our tax liability amounted to $823,000 for an effective tax rate of 15.4% as compared to an effective tax rate of 17.2% for the first nine months of 2005. The decrease in our effective tax rate was due primarily to the tax savings derived from our investment in bank owned life insurance and additional investment in municipal securities.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $521,665,000 as of September 30, 2006, an increase of $9,266,000, or 1.8% over year end 2005. Total deposits increased to $386,370,000 as of September 30, 2006, an increase of $23,574,000, or 6.5% over year end 2005.

     The Corporation used the increase in total deposits to fund primarily an increase in loans and reduced borrowings. Borrowings decreased $14,640,000 from December 31, 2005. Short term borrowings decreased to $18,511,000 as of September 30, 2006, down $9,640,000 from year end 2005. Long term borrowings decreased to $60,535,000 as of September 30, 2006, down $5,000,000 from year end 2005.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $251,257,000 as of September 30, 2006, an increase of $16,664,000, or 7.1% from year end 2005. The loan portfolio is well diversified and the increases in the portfolio has been primarily from increased originations of commercial real estate loans.

     In addition to loans, another primary earning asset is our investment portfolio which has decreased in size from December 31, 2005, to September 30, 2006. Available for sale securities amounted to $236,428,000 as of September 30, 2006, a decrease of $10,860,000, or 4.4% from year end 2005. However, held to maturity securities increased to $6,932,000 as of September 30, 2006, an increase of $2,684,000, or 63.2% since year end 2005. Interest bearing deposits with banks increased to $83,000 on September 30, 2006, as compared to $58,000 as of December 31, 2005.


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

NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of September 30, 2006, total non performing assets were $2,675,000 as compared to $2,530,000 on December 31, 2005. Non performing assets to total loans and foreclosed assets was 1.07% as of September 30, 2006, and 1.08% as of December 31, 2005.

     Interest income received on non performing loans as of September 30, 2006, was $8,000 compared to $57,000 as of December 31, 2005. Interest income, which would have been recorded on these loans under the original terms as of September 30, 2006, and December 31, 2005, was $130,000 and $149,000, respectively. As of September 30, 2006 and December 31, 2005, there was no outstanding commitments to advance additional funds with respect to these non performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $23,574,000 as non interest bearing deposits decreased by $820,000 and interest bearing deposits increased by $24,394,000 as of September 30, 2006, from year end 2005. Total short term and long term borrowings decreased by $14,640,000 from year end 2005.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available for sale increased shareholders' equity, or capital net of taxes, by $371,000 as of September 30, 2006, and $807,000 as of December 31, 2005. Our stock repurchase plan repurchased 215,827 shares as treasury stock as of September 30, 2006 and 153,624 shares as treasury stock as of December 31, 2005. This had an effect of our reducing our total stockholders' equity by $5,657,000 on September 30, 2006, and $4,544,000 as of December 31, 2005.

     Total stockholders' equity was $53,480,000 as of September 30, 2006, and $53,443,000 as of December 31, 2005. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2006, our leverage ratio was 10.00% compared to 10.04% as of December 31, 2005. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2006, were 17.48% and 18.83%, respectively. The same ratios as of December 31, 2005, were 17.74% and 19.16%, respectively.


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

ITEM 3.   Quantitative and Qualitative Disclosures
          About Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2005. The composition of rate sensitive assets and rate sensitive liabilities as of September 30, 2006 is very similar to December 31, 2005.


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

                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None.


Item 2.   Changes in Securities, Use of Proceeds and Issuer
Purchases of Equity Securities

                                                Total
                                                 Number         Maximum
                                              of Shares        Number of
                                              Purchased       Shares That
                                               as Part of       May Yet Be
                    Total                       Publicly        Purchased
                     Number      Average       Announced        Under the
                  of Shares      Price Paid     Plans or        Plans or
     Period       Purchased     per Share       Programs        Programs
     ______       _________     _________       ________        ________
July 1 -
July 31,
2006                            --            --             --         67,001

August 1 -
August 31,
2006                            45,000        18.50          45,000     22,001

September 1 -
September 30,
2006                            --            --             --         22,001

Total             45,000        18.50         45,000         22,001




Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security Holders

          Annual Meeting of Shareholders of First Keystone
          Corporation held on Tuesday, April 18, 2006 at 10:00 a.m.

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

31.1               Rule 13a-14(a)/15d-14(a) Certification of
                       Chief Executive Officer.

31.2               Rule 13a-14(a)/15d-14(a) Certification of
                       Chief Financial Officer.

32.1               Section 1350 Certification of Chief Executive
                       Officer.

32.2                Section 1350 Certification of Chief Financial
                        Officer.


    (b) During the quarter ended September 30, 2006, the registrant filed the following reports on Form 8-K:

Date of Report     Item     Description
______________     ____     ___________

July 28, 2006      5        On July 27, 2006, the Registrant issued
                            a press release announcing its earnings
                            for the quarter ended September 30,
                            2006.

August 30, 2006    5        On August 28, 2006, the Registrant
                            issued a press release announcing the
                            declaration of it's third quarter
                            dividend.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


November 7, 2006             /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



November 7, 2006             /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Principal Financial Officer
                             (Principal Accounting Officer)

                          INDEX TO EXHIBITS

Exhibit            Description
_______            ___________

3i                 Articles of Incorporation, as amended
                   (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10Q for the quarter ended March 31, 2006).

3i By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant's Report on Form 10Q for the quarter ended March 31, 2006).

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