Form 10-K
period 2006-12-31
FIRST KEYSTONE CORP
filed 2007-03-13
CIK 737875

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
             ________________________________________

                             FORM 10-K

[x]  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

[  ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.       [  ]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rul 12b-2 of the Exchange Act).

Large accelerated filer [  ]             Accelerated filer  [X]
                    Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).
                       Yes [  ]       No [X]

The aggregate market value of the voting stock held by non-affiliates on the Registrant based on the closing price as of March 6, 2007, was approximately $70,115,889.

The number of shares outstanding of the issuer's Common Stock, as of March 6, 2007 was 4,518,873 shares of Common Stock, par value
$2.00 per share.

                DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant's 2007 definitive Proxy Statement are incorporated by reference in Part III of this Report.

                    FIRST KEYSTONE CORPORATION
                             FORM 10-K

                         Table of Contents

Part I                                                       Page

Item 1.  Business                                           1
Item 1A. Risk Factors                                            7
Item 1B. Unresolved Staff Comments                               9
Item 2.  Properties                                         9
Item 3.  Legal Proceedings                                 10
Item 4.  Submission of Matters to a Vote
             of Security Holders                           10


Part II
_______

Item 5.  Market for Registrant's Common Equity
             and Related Shareholder Matters               10
Item 6.  Selected Financial Data                           13
Item 7.  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                 14
Item 7A. Quantitative and Qualitative Disclosure
             About Market Risk                             28
Item 8.  Financial Statements and Supplementary
             Data                                          29
Item 9.  Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure                          63
Item 9A. Controls and Procedures                           63
Item 9B. Other Information                                 63


Part III
________

Item 10. Directors, Executive Officers and
             Corporate Governance                          64
Item 11. Executive Compensation                            64
Item 12. Security Ownership of Certain Beneficial
             Owners and Management and
             Related Shareholder Matters                   64
Item 13. Certain Relationships and Related
             Transactions and Director
             Independence                                  64
Item 14. Principal Accountant Fees and Services            64


Part IV
_______

Item 15. Exhibits and Financial Statement
             Schedules                                     65
         Signatures                                        67
         Exhibit 21                                        68
         Exhibit 23                                        69
         Exhibit 31.1                                      70
         Exhibit 31.2                                      71
         Exhibit 32.1                                      72
         Exhibit 32.2                                      73

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

     Shareholders should note that many factors, some of which are discussed elsewhere in this annual report, could affect the future financial results of the Corporation and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in the forward looking statements contained in this annual report on Form 10-K. These factors include the following:

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


ITEM 1.    BUSINESS

     First Keystone Corporation is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of The First National Bank of Berwick. The Corporation has one wholly owned subsidiary, the Bank, which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 98% of the company's revenue and profit came from the commercial banking department for the years ended December 31, 2006, 2005, and 2004, and was the only reportable segment. At December 31, 2006, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $526 million, $384 million and $53 million, respectively.

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

     Under the Federal Deposit Insurance Act , the OCC possesses the power to prohibit institutions regulated by it from engaging in any activity that would be an unsafe or unsound banking practice or would otherwise be in violation of the law.

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

     To be considered well capitalized, an institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2006 the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

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

     The following table presents the Corporation's capital ratios at December 31, 2006.


                                                    (In Thousands)
Tier I Capital                                                   $ 51,891
Tier II Capital                                                     4,089
                                                                 ________
Total Capital                                                    $ 55,980

Adjusted Total Average Assets                                    $523,800
Total Adjusted Risk-Weighted Assets <F1>                          297,422

Tier I Risk-Based Capital Ratio <F2>                               17.45%
Required Tier I Risk-Based Capital Ratio                            4.00%
Excess Tier I Risk-Based Capital Ratio                             13.45%
Total Risk-Based Capital Ratio <F3>                                18.82%
Required Total Risk-Based Capital Ratio                             8.00%
Excess Total Risk-Based Capital Ratio                              10.82%
Tier I Leverage Ratio <F4>                                          9.94%
Required Tier I Leverage Ratio                                      4.00%
Excess Tier I Leverage Ratio                                        5.94%
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

<F2>
Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I
Capital to Total Adjusted Risk-Weighted Assets.

<F3>
Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.

<F4>
Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.



     The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also, the information under the caption "Capital Strength" appearing on page 24 of this 2006 Annual Report on Form 10-K.

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

History and Business - Bank
___________________________

     The Bank's legal headquarters are located at 111 West Front
Street, Berwick, Pennsylvania.

     As of December 31, 2006, the Bank had total assets of $525,920,000, total shareholders' equity of $53,387,000 and total deposits and other liabilities of $472,533,000.

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

     At December 31, 2006, the Bank had 117 full time employees and 25 part time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

Competition - Bank
__________________

     The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions. The Bank's major competitors in Columbia, Luzerne, and Montour counties are:

     *    First Columbia Bank & Trust Co. of Bloomsburg
     *    PNC Bank, N.A.
     *    Columbia County Farmers National Bank of Bloomsburg
     *    M & T Bank
     *    FNB Bank, NA
     *    Wachovia Bank
     *    Sovereign Bank
     *    Citizens Bank

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

     A copy of the Corporation's Annual Report on Form 10-K may be obtained without charge from our website at www.firstkeystonecorporation.com or via email at fnb@fnbbwk.com. Information may also be obtained via written request to Investor Relations at First Keystone Corporation, Attention: J. Gerald Bazewicz, 111 West Front Street, Berwick, Pennsylvania 18603.


ITEM 1A.    RISK FACTORS

     Investments in First Keystone Corporation common stock involve risk. The market price of First Keystone common stock may fluctuate significantly in response to a number of factors, including:

The Corporation Is Subject To Interest Rate Risk
________________________________________________

     The Corporation's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation's ability to originate loans and obtain deposits,
(ii) the fair value of the Corporation's financial assets and liabilities, and (iii) the average duration of the Corporation's mortgage backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

     Although management believes it has implemented effective asset and liability management strategies, to reduce the potential effects of changes in interest rates on the Corporation's results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation's financial condition and results of operations.

The Corporation's Profitability Depends Significantly On
Economic Conditions In The Commonwealth of Pennsylvania
_______________________________________________________

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

The Corporation Is Subject To Extensive Government
Regulation and Supervision
__________________________

     The Corporation, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation's lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation's business, financial condition and results of operations.

The Corporation Is Subject To Claims and Litigation
Pertaining To Fiduciary Responsibility
______________________________________

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

The Trading Volume In The Corporation's Common Stock Is Less
Than That Of Other Larger Financial Services Companies
______________________________________________________

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

The Corporation Is Subject To Lending Risk
__________________________________________

     As of December 31, 2006, approximately 57.9% of the Corporation's loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation's loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non performing loans. An increase in non performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge offs, all of which could have a material adverse effect on the Corporation's financial condition and results of operations.

If The Corporation's Allowance For loan Losses Is Not Sufficient
To Cover Actual Loan Losses, Its Earnings Could Decrease
_________________________________________________________

     The Corporation's loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Corporation's allowance would materially decrease its net income. At December 31, 2006, its allowance for loan losses totaled $3.67 million, representing 1.50% of its average total loans.

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


ITEM 1B.   UNRESOLVED STAFF COMMENTS

     Not Applicable.


ITEM 2.    DESCRIPTION OF PROPERTIES

     The Corporation owns no property other than through the Bank.
These are:

  *  Main Office located at 111 West Front Street, Berwick,
     Pennsylvania 18603;
  *  Salem Office located at 400 Fowler Avenue, Berwick,
     Pennsylvania 18603;
  *  Freas Avenue Office located at 701 Freas Avenue, Berwick,
     Pennsylvania 18603;
  * Briar Creek Office located inside the Giant Market at 50 Briar Creek Plaza, Berwick, Pennsylvania 18603;
  * Nescopeck Office located at 437 West Third Street, Nescopeck, Pennsylvania 18635;
  * Scott Township Office located at Central Road and Route 11, Bloomsburg, Pennsylvania 17815;
  * Mifflinville Office located at Third and Race Streets, Mifflinville, Pennsylvania 18631;
  * Hanover Township Office located at 1540 Sans Souci Highway, Wilkes-Barre, Pennsylvania 18706;
  *  Danville Office located at 1519 Bloom Road, Danville,
     Pennsylvania 17821;
  * Kingston Office located at 179 South Wyoming Avenue, Kingston, Pennsylvania 18704;
  * Vacant lot held for expansion located at 117-119 West Front Street, Berwick, Pennsylvania 18603;
  * Parking lot located at Second and Market Streets, Berwick, Pennsylvania 18603; and
  *  12 ATM's located in Columbia, Luzerne and Montour
     Counties.

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



                              PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY,
           RELATED SHAREHOLDER MATTERS AND ISSUER
           PURCHASES OF EQUITY SECURITIES

     The Corporation's Common Stock is traded in the over the counter market on the OTC Bulletin Board under the symbol
"FKYS.OB".  The following table sets forth:

  * The quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported to the management of the Corporation and
  * Quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2005.

     The following table reflects the high and low closing sale prices reported for First Keystone Corporation's common stock, and the cash dividends declared on First Keystone Corporation's common stock, for the periods indicated, after giving retroactive effect to a 5% stock dividend paid December 5, 2006.


                                     MARKET VALUE OF COMMON STOCK

                                                          Per Share
                                   High         Low        Dividend
                                   ____         ___        ________
2006:
First quarter                  $19.91      $18.57       $.21
Second quarter                 $19.05      $17.43       $.21
Third quarter                  $19.33      $16.81       $.21
Fourth quarter                 $19.20      $17.29       $.22

2005:
First quarter                  $22.76      $20.48       $.19
Second quarter                 $20.95      $18.81       $.19
Third quarter                  $21.67      $19.14       $.19
Fourth quarter                 $20.81      $19.05       $.21



     As of December 31, 2006, the Corporation had approximately 675 shareholders of record.

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

 Transfer Agent:

 The First National Bank of Berwick (570) 752-3671
 111 West Front Street
 Berwick, PA 18603

     The following brokerage firms make a market in First Keystone Corporation common stock:

     RBC Dain Rauscher                    (800) 223-4207
     Janney Montgomery Scott LLC          (800) 526-6397
     Ryan, Beck and Company               (800) 223-6807
     Boenning & Scattergood, Inc.         (800) 842-8928
     Ferris Baker Watts, Inc.             (800) 638-7411

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

     The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C.
Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice. As of December 31, 2006, there was $5,081,000 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.

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

                         PERFORMANCE GRAPH

     The following graph and table compare the cumulative total shareholder return on the corporation's common stock during the period December 31, 2001, through and including December 31, 2006, with

 *    the cumulative total return on the SNL Securities Corporate
      Performance Index <F1> for banks with less than $500 million in total assets in the Middle Atlantic area <F2>, and
 * the cumulative total return for all United States stocks traded on the NASDAQ Stock Market.

     The comparison assumes $100 was invested on December 31, 2001, in the corporation's common stock and in each of the indices below and assumes further the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

(Performance Graph omitted)

(The following is a description of the performance graph in tabular format)

                    FIRST KEYSTONE CORPORATION
                     Total Return Performance


                                                Period Ending
                                         ______________________________
                                     12/31/01      12/31/02   12/31/03
                                     ________      ________   ________
First Keystone Corporation                 100.00       144.34          205.94
NASDAQ - Total US                          100.00        68.76          103.67
SNL <$500M Bank Index                      100.00       128.07          186.94


                                               Period Ending
                                         ______________________________
                                     12/31/04     12/31/05   12/31/06
                                     ________     ________   ________
First Keystone Corporation                 200.31       186.08          181.89
NASDAQ - Total US                          113.16       115.57          127.58
SNL <$500M Bank Index                      215.79       228.47          240.01
__________________

<F1>
SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

<F2>
The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey, New York, the District of
Columbia and Puerto Rico.



ITEM 6.    SELECTED FINANCIAL DATA

(Amounts in thousands, except per share)


                              Year Ended December 31,
                              _______________________
  2006                                2005           2004
  ____                                ____           ____
SELECTED FINANCIAL  DATA:
Total Assets                           $525,920       $512,399       $497,615
Total Investment securities             243,938        251,536        239,053
Net loans                               248,086        230,917        229,972
Total Deposits                          384,020        362,796        357,956
Stockholders' equity                     53,387         53,443         53,312


SELECTED OPERATING DATA:
Interest income                        $ 28,577       $ 26,382       $ 25,036
Interest expense                         14,972         11,621         10,006
                                       ________       ________       ________
Net interest income                    $ 13,605       $ 14,761       $ 15,030
Provision for loan losses                   500            750          1,750
                                       ________       ________       ________
Net interest income after
   provision for loan and
   lease losses                        $ 13,105       $ 14,011       $ 13,280
Other income                              3,788          3,782          4,596
Other expense                             9,515          9,583          9,426
                                       ________       ________       ________
Income before income taxes             $  7,378       $  8,210       $  8,450
Income tax expense                        1,188          1,363          1,663
                                       ________       ________       ________
Net income                             $  6,190       $  6,847       $  6,787
                                       ========       ========       ========

PER COMMON SHARE DATA:
Net income                             $   1.35       $   1.48       $   1.47
Cash dividends                              .85            .78            .70


PERFORMANCE RATIOS:
Return on average assets                  1.20%          1.35%          1.37%
Return on average equity                 11.76%         12.65%         12.76%
Dividend payout ratio                    62.63%         52.61%         47.41%
Average equity to average
   assets ratio                          10.19%         10.69%         10.76%



                                     Year Ended December 31,
                                     ______________________
                                      2003           2002
  ____                                ____
SELECTED FINANCIAL  DATA:
Total Assets                           $481,840       $439,526
Total Investment securities             231,272        215,755
Net loans                               225,549        198,343
Total Deposits                          343,020        330,745
Stockholders' equity                     51,351         49,096


SELECTED OPERATING DATA:
Interest income                        $ 25,063       $ 25,862
Interest expense                         10,200         11,342
                                       ________       ________
Net interest income                    $ 14,863       $ 14,520
Provision for loan losses                   500            550
                                       ________       ________
Net interest income after
   provision for loan and
   lease losses                        $ 14,363       $ 13,970
Other income                              3,275          2,285
Other expense                             8,371          7,811
                                       ________       ________
Income before income taxes             $  9,267       $  8,444
Income tax expense                        1,950          1,857
                                       ________       ________
Net income                             $  7,317       $  6,587
                                       ========       ========


PER COMMON SHARE DATA:
Net income                             $   1.58       $   1.41
Cash dividends                              .62            .54


PERFORMANCE RATIOS:
Return on average assets                  1.57%          1.59%
Return on average equity                 14.27%         14.93%
Dividend payout ratio                    39.41%         38.33%
Average equity to average
   assets ratio                          11.00%         10.66%


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


RESULTS OF OPERATIONS
Year Ended December 31, 2006 Versus Year Ended December 31, 2005

     Net income decreased to $6,190,000 for the year ended December 31, 2006, as compared to $6,847,000 for the prior year, a decrease of 9.6%. Earnings per share, both basic and diluted, for 2006 were $1.35 as compared to $1.48 in 2005. Cash dividends per share increased to $.85 in 2006 from $.78 in 2005, an increase of 9.0%.

     The Corporation's return on average assets was 1.20% in 2006 as compared to 1.35% in 2005. Return on average equity decreased to 11.76% in 2006 from 12.65% in 2005. The series of increases in interest rates in 2005 ended in 2006 and resulted in an overall increase of interest income to $28,577,000 up 8.3% from 2005. Likewise, there was the accompanying increase in the cost of funds which resulted in interest expense of $14,972,000 in 2006, an increase of 28.8% from 2005. The increases in deposit rates in 2006 and the flattened yield curve resulted in interest expense increasing faster than interest income.

     Net interest income, as indicated below in Table 1, decreased by $1,156,000 or 7.8% to $13,605,000 for the year ended December 31, 2006. The Corporation's net interest income on a fully taxable equivalent basis decreased by $1,326,000, or 8.0% to $15,300,000 in 2006 as compared to an increase of $61,000, or 0.4% to $16,626,000 in 2005.

Year Ended December 31, 2005 Versus Year Ended December 31, 2004

     Net income increased to $6,847,000 for the year ended December 31, 2005, as compared to $6,787,000 for the prior year, an increase of 0.9%. Earnings per share, both basic and diluted, for 2005 were $1.48 as compared to $1.48 and $1.47, respectively in 2004. Cash dividends per share increased to $.78 in 2005 from $.70 in 2004, an increase of 11.4%.

     Net interest income, as indicated below in Table 1, decreased by $269,000 or 1.8% to $14,761,000 for the year ended December 31, 2005. The Corporation's net interest income on a fully taxable equivalent basis increased $61,000, or 0.4% to $16,626,000 in 2005 as compared to $16,565,000 in 2004.



Table 1  -  Net Interest Income


(Amounts in thousands)

                                                      2006/2005
                                           _______________________________
                                                 Increase/(Decrease)
                                                 __________________
                                        2006      Amount       %      2005
                                        ____      ______     __        ____
Interest Income                          $28,577    $2,195      8.3    $26,382
Interest Expense                          14,972     3,351     28.8     11,621
                                         _______    ______             _______
Net Interest Income                       13,605    (1,156)    (7.8)    14,761
Tax Equivalent Adjustment                  1,695      (170)    (9.1)     1,865
                                         _______    ______             _______
Net Interest Income
   (fully tax equivalent)                $15,300   $(1,326)    (8.0)   $16,626
                                         =======   =======     ====    =======


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


                                                       2006
                                         ___________________________________
  Average                                 Revenue/       Yield/
  Balance                                Expense         Rate
  _______                                _______         ____
Interest Earning Assets:
Loans:
Commercial <F1>                            $ 28,120       $ 2,003       7.12%
Real Estate <F1>                            198,854        13,200       6.64%
Installment Loans, Net <F1><F2>              17,681         1,402       7.93%
Fees on Loans                                     0           (39)         0%
                                           ________       _______       _____
  Total Loans (Including
     Fees) <F3>                            $244,655       $16,566       6.77%
                                           ________       _______       _____

Investment Securities:
Taxable                                    $156,109        $8,488       5.44%
Tax Exempt <F1>                              82,669         5,188       6.28%
                                           ________       _______       _____
  Total Investment Securities              $238,778       $13,676       5.73%
                                           ________       _______       _____
Interest Bearing Deposits
  in Banks                                      606            31       5.12%
Federal Funds Sold                                0             0          0%
                                           ________       _______       _____
  Total Other Interest-Earning
     Assets                                     606            31       5.12%
                                           ________       _______       _____
  Total Interest-Earning Assets            $484,039       $30,273       6.25%
                                           ________       _______       _____

Non-Interest Earning Assets:
Cash and Due From Banks                    $  7,437
Allowance for Loan Losses                    (3,662)
Premises and Equipment                        4,991
Foreclosed Assets Held for Sale                 229
Other Assets                                 23,707
                                           ________
  Total Non-Interest Earning
     Assets                                  32,702
                                           ________
  Total Assets                             $516,741
                                           ========

Interest-Bearing Liabilities:
Savings, NOW Accounts,
  and Money Markets                        $136,481        $2,921       2.14%
Time Deposits                               202,780         8,263       4.07%
Short-Term Borrowings                         6,909           352       5.09%
Long-Term Borrowings                         62,376         2,895       4.64%
Securities Sold U/A to
  Repurchase                                 13,411           542       4.04%
                                           ________       _______       _____
  Total Interest-Bearing
     Liabilities                           $421,957       $14,973       3.55%
                                           ________       _______       _____

Non-Interest Bearing Liabilities:
Demand Deposits                            $ 39,076
Other Liabilities                             3,074
Stockholders' Equity                         52,634
                                           ________
  Total Liabilities/
     Stockholders'Equity                   $516,741
                                           ========

  Net Interest Income
     Tax Equivalent                                       $15,300
                                                          =======
Net Interest Spread                                                     2.70%

Net Interest Margin                                                     3.16%



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

     Table 2 on the preceding pages provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year end 2006, 2005, and 2004.

     The yield on earning assets was 6.25% in 2006, 5.87% in 2005, and 5.65% in 2004. The rate paid on interest bearing liabilities was 3.55% in 2006, 2.83% in 2005, and 2.48% in 2004. This resulted in a decrease in our net interest spread to 2.70% in 2006, as compared to 3.04% in 2005 and 3.17% in 2004. As Table 2 illustrates, our net interest margin also declined in 2006.

     The net interest margin, which is interest income less interest expenses divided by average earnings assets, was 3.16% in 2006 as compared to 3.46% in 2005 and 3.52% in 2004. The net interest margins are presented on a tax equivalent basis. The decrease in net interest margin in 2006 was due primarily to the increased interest paid on interest bearing liabilities. This was a result of more interest bearing liabilities repricing than earning assets.

     In an effort to maintain or try to increase our net interest margin, we look to higher earning asset yields in 2007. However, it is apparent that margin expansion will be limited if the flattened yield curve environment continues.

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


Table 3  -  Changes in Income and Expense, 2006 and 2005


(Amounts in thousands)                         2006 COMPARED TO 2005
________________________________
  VOLUME                                 RATE           NET
  ______                                 ____           ___
Interest Income:
Loans, Net                                 $ 769        $   877       $ 1,646
Taxable Investment Securities               (127)           977           850
Tax-Exempt Investment
   Securities                               (315)          (132)         (447)
Other Short-Term Investments                 (37)            14           (23)
                                           _____        _______       _______
   TOTAL INTEREST INCOME                   $ 290        $ 1,736       $ 2,026
                                           _____        _______       _______
Interest Expense:
Savings, Now, and Money Markets              $(8)       $ 1,218       $ 1,210
Time Deposits                                378          1,491         1,869
Short-Term Borrowings                         66            107           173
Long-Term Borrowings                        (179)            57          (122)
Securities Sold U/A to
   Repurchase                                 78            144           222
                                           _____        _______       _______
TOTAL INTEREST EXPENSE                     $ 335        $ 3,017       $ 3,352
                                           _____        _______       _______
NET INTEREST INCOME                        $ (45)       $(1,281)      $(1,326)
                                           =====        =======       =======



(Amounts in thousands)                         2005 COMPARED TO 2004
________________________________
  VOLUME                                 RATE           NET
   _____                                 ____           ___
Interest Income:
Loans, Net                                $  (27)        $  332        $  305
Taxable Investment Securities               (124)           384           260
Tax-Exempt Investment
   Securities                              1,060             56         1,116
Other Short-Term Investments                 (34)            29            (5)
                                          ______         ______        ______
  TOTAL INTEREST INCOME                   $  875         $  801        $1,676
                                          ______         ______        ______
Interest Expense:
Savings, Now, and Money Markets           $  (49)        $  425        $  376
Time Deposits                                147            674           821
Short-Term Borrowings                         35            103           138
Long-Term Borrowings                          98            (13)           85
Securities Sold U/A to
   Repurchase                                 58            137           195
                                          ______         ______        ______
   TOTAL INTEREST EXPENSE                 $  289         $1,326        $1,615
                                          ______         ______        ______
   NET INTEREST INCOME                    $  586         $ (525)       $   61
                                          ======         ======        ======
________________________
     The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.
     Balance on non accrual loans are included for computational purposes.
Interest income on non accrual loans is not included.
     Interest income exempt from federal tax was $3,755,000 in 2006,
$4,043,000 in 2005, and $3,260,000 in 2004.  Tax exempt income has been adjusted to a tax equivalent basis using an incremental rate of 34%.


     In 2006, the decrease in net interest income of $1,326,000 resulted from a decrease in volume of $45,000 and a decrease of $1,281,000 due to changes in rate.

PROVISION FOR LOAN LOSSES

     For the year ended December 31, 2006, the provision for loan losses was $500,000 as compared to $750,000 as of December 31, 2005. The Corporation's provision for loan losses for the year ended December 31, 2004, was $1,750,000. The provision in 2006, decreased primarily because of the reduced net charge offs and stable loan quality. Net charge offs by the Corporation for the fiscal year end December 31, 2006, 2005, and 2004, were $505,000, $902,000, and $1,446,000, respectively.

     The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.46% as of December 31, 2006, 1.57% as of December 31, 2005, 1.64% as of December 31, 2004.

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

     For the year ended December 31, 2006, non interest income amounted to $3,788,000, an increase of $6,000, or 0.2% as compared to a decrease of $814,000, or 17.7% for the year ended December 31, 2005. Table 4 provides the major categories of non interest income and each respective change comparing the past three years.

     Excluding investment securities gains, non interest income in 2006 increased $45,000, or 1.3%. This compares to a decrease of $154,000, or 4.4% in 2005 before investment securities gains. Income from the trust department, which consists of fees generated from individual and corporate accounts, increased in 2006 by $30,000, or 6.3% after decreasing by $48,000, or 9.1% in 2005.
Increased income from the trust department in 2006 was due primarily to an increase in market value in the trust department because of the strong equity market performance in 2006.

     Service charges and fees, consisting primarily of service charges on deposit accounts, was the largest source of non interest income in 2006 and 2005. Service charges and fees decreased by $14,000, or 0.6% in 2006 compared to an increase of $114,000, or 5.6% in 2005. The decrease in 2006 resulted primarily from slightly decreased revenue from ATM surcharges.

     Income on Bank Owned Life Insurance (BOLI) increased $35,000 to $472,000 in 2006 as compared to a decrease of $9,000 to $437,000 in 2005. The income from BOLI represents the increase in the cash surrender value of BOLI and is intended to partially cover the costs of the Bank's employee benefit plan, including group life, disability, and health insurance.

     The gain on sale of mortgages provided $39,000 in 2006 as compared to $63,000 in 2005. The decrease in gains on sale of mortgages was largely a function of the decreased originations and the reduced subsequent mortgage sales in the secondary market during the past year. The Corporation continues to service the mortgages which are sold, this servicing income provides an additional source of non interest income on an ongoing basis.

     Other income, consisting primarily of safe deposit box rentals, income from the sale of non deposit products, and miscellaneous fees amounted to $240,000 for 2006, an increase of $18,000 or 8.1% over the $222,000 other income reported in 2005.


Table 4  -  Non-Interest Income


(Amounts in thousands)                                2006/2005
                                           _______________________________
                                                 Increase/(Decrease)
                                                 ___________________
                                       2006        Amount     %       2005
                                       ____       _____       __      ____
Trust Department                         $  507      $ 30       6.3     $  477
Service Charges and Fees                  2,149       (14)     (0.6)     2,163
Income on Bank Owned Life
   Insurance                                472        35       8.0        437
Gain on Sale of Mortgages                    39       (24)    (38.1)        63
Other                                       240        18       8.1        222
                                         ______      ____               ______
   Subtotal                              $3,407      $ 45       1.3     $3,362
Investment Securities Gains                 381       (39)     (9.3)       420
                                         ______      ____               ______
   Total                                 $3,788      $  6       0.2     $3,782
                                         ======      ====               ======



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

     Total non interest expense amounted to $9,515,000, a decrease of $68,000, or 0.7% in 2006 compared to an increase of $157,000, or 1.7% in 2005. Expenses associated with employees (salaries and employee benefits) continue to be the largest non interest expenditure. Salaries and employee benefits amounted to 54.5% of total non interest expense in 2006 and 52.9% in 2005. Salaries and employee benefits increased $111,000, or 2.2% in 2006 and $192,000, or 3.9% in 2005. The increases in both years largely reflect normal salary adjustments and increased benefit costs. The number of full time equivalent employees was 128 as of December 31, 2006, and 128 as of December 31, 2005.

     Net occupancy expense increased $30,000, or 5.2% in 2006 as compared to a decrease of $78,000, or 11.9% in 2005. Furniture and equipment expense increased $67,000, or 9.8% in 2006 compared to a decrease of $98,000, or 12.5% in 2005. The increases in occupancy and furniture and equipment expense in 2006 relate to increases in rent and lease payments and new equipment purchases. The decrease in occupancy and furniture and equipment expense in 2005 relates primarily to reductions in depreciation expense. Other operating expenses decreased $276,000, or 8.5% in 2006 as compared to an increase of $141,000, or 4.5% in 2005. Decreases in professional fees, marketing, advertising, and miscellaneous expense account for much of the decrease in other operating expenses in 2006.

     The overall level of non interest expense remains low, relative to our peers. In fact, our total non interest expense was less than 2% of average assets in both 2006 and 2005. Non interest expense as a percentage of average assets under 2% places us among the leaders in our peer financial institution categories in controlling non interest expense.



Table 5  -  Non-Interest Expense


(Amounts in thousands)                                 2006/2005
                                           _______________________________
                                                 Increase/(Decrease)
                                                 ___________________
                                        2006       Amount     %        2005
                                        ____        _____    ___       ____
Salaries and Employee Benefits            $5,185      $111       2.2    $5,074
Occupancy, Net                               608        30       5.2       578
Furniture and Equipment                      751        67       9.8       684
Other, Shares Tax, and
   Professional Service                    2,971      (276)     (8.5)    3,247
                                          ______      ____              ______
   Total                                  $9,515      $(68)     (0.7)   $9,583
                                          ======      ====              ======



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
                                          ======      ====              ======



INCOME TAX EXPENSE

     Income tax expense for the year ended December 31, 2006, was $1,188,000 as compared to $1,363,000 and $1,663,000 for the years ended December 31, 2005, and December 31, 2004, respectively. In 2006, our income tax expense decreased because income before taxes decreased $832,000 to $7,378,000 from $8,210,000 in 2005. In 2004, our income before taxes amounted to $8,450,000. The corporation looks to maximize its tax exempt interest derived from both tax free loans and tax free municipal investments without triggering alternative minimum tax. The effective income tax rate was 16.1% in 2006, 16.6% in 2005, and 19.7% in 2004. The limited availability of tax free municipal investments at attractive interest rates may result in a higher effective tax rate in future years.


FINANCIAL CONDITION

GENERAL

     Total assets increased to $525,920,000, at year end 2006, an increase of 2.6% over year end 2005. As of December 31, 2006, total deposits amounted to $384,020,000, an increase of 5.9% over 2005. Assets as of December 31, 2005, were $512,399,000, an increase of 3.0% over 2004, while total deposits as of year end 2005 amounted to $362,796,000, an increase of 1.4% from 2004.

     In 2006, deposit growth was used principally to fund loan growth. While in 2005, the increase in assets primarily reflects the deployment of deposits and borrowings into investment securities because loan growth was limited. The Corporation continues to maintain and manage its asset growth. Our strong equity capital position provides us an opportunity to further leverage our asset growth. Borrowings decreased in 2006 by $7,972,000 after increasing in 2005 by $11,264,000. Decreased borrowings in 2006 resulted in a reduction in investment securities. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals continues to be our most significant source of funds. In 2006 and 2005, several successful sales campaigns attracted new customers and generated growth in retail certificates of deposit (time deposits of individuals) as well as savings and money market accounts.

EARNING ASSETS

     Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 93.7% for 2006, compared to 94.9% for 2005 and 95.0% for 2004. This indicates that the management of earning assets is a priority and non earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

LOANS

     Total loans, net of unearned income, increased to $251,757,000 as of December 31, 2006, as compared to a balance of $234,593,000 as of December 31, 2005. Table 6 provides data relating to the composition of the Corporation's loan portfolio on the dates indicated. Total loans, net of unearned income increased $17,164,000, or 7.3% in 2006 compared to an increase of $793,000, or 0.3% in 2005.

     The loan portfolio is well diversified and increases in the portfolio in 2006 were primarily in commercial loans secured by real estate and a small increase in consumer loans. In 2005, the increase in loans was also entirely in commercial real estate. Outstanding balances on commercial - other loans and consumer loans declined in both 2006 and 2005. The Corporation continues to originate and sell certain long term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market.

     The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.


Table 6  -  Loans Outstanding, Net of Unearned Income


(Amounts in thousands)                                  December 31,
                                                   ________________________
                                                2006      2005        2004
                                                ____      ____        ____
Commercial, financial and
   agricultural:
   Commercial secured by
      real estate                              $123,673    $ 92,930    $ 86,735
   Commercial - other                            22,169      29,284      33,470
Tax exempt                                        3,264       3,840       3,629
Real estate (primarily
   residential mortgage loans)                   86,208      92,840      92,408
Consumer loans                                   18,728      18,467      20,823
                                               ________    ________    ________
Total Gross Loans                              $254,042    $237,361    $237,065
   Less:  Unearned income and
   unamortized loan fees
   net of costs                                   2,285       2,768       3,265
                                               ________    ________    ________
Total Loans, net of unearned
   income                                      $251,757    $234,593    $233,800
                                               ========    ========    ========


(Amounts in thousands)                                  December 31,
                                                   ________________________
                                                2003      2002
                                                ____      ____
Commercial, financial and
   agricultural:
   Commercial secured by
      real estate                              $ 73,433    $ 65,352
   Commercial - other                            33,890      23,639
Tax exempt                                        3,930       4,393
Real estate (primarily
   residential mortgage loans)                   96,422      85,145
Consumer loans                                   25,626      28,640
                                               ________    ________
Total Gross Loans                              $233,301    $207,169
   Less:  Unearned income and
   unamortized loan fees
   net of costs                                   4,228       5,652
                                               ________    ________
Total Loans, net of unearned
   income                                      $229,073    $201,517
                                               ========    ========



INVESTMENT SECURITIES

     The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

     The investment portfolio has been allocated between securities available for sale and securities held to maturity. No investment securities were established in a trading account. Available for sale securities decreased to $237,009,000 in 2006, a 4.2% decline from 2005. At December 31, 2006 the net unrealized loss, net of the tax effect, on these securities was $126,000 and is included in stockholders' equity as accumulated other comprehensive income
(loss). At December 31, 2005, accumulated other comprehensive income, net of tax effect, amounted to $807,000. In 2006, held to maturity securities increased $2,681,000, or 63.1% to $6,929,000 after increasing $887,000, or a 26.4% in 2005. Table 7 provides data on the carrying value of our investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available for sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate an investment security.

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

     Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on our statements of income. The investment portfolio does not contain any structured notes, step up bonds, or any off-balance sheet derivatives.

     During 2006, interest bearing deposits in other banks increased to $4,307,000 from $58,000 in 2005. Interest bearing deposits in other banks are generally kept relatively low as funds were invested in marketable securities to maximize income while still addressing liquidity needs.


Table 7  -  Carrying Value of Investment Securities


(Amounts in thousands)                              December 31,
                                              _______________________
                                                        2006
                                              _______________________
                                            Available           Held to
                                              for Sale          Maturity
                                              ________          ________
U. S. Government Corporations
   and Agencies                                $153,211            $4,205
State and Municipal                              73,456             2,724
Corporate                                         2,019                 0
Marketable Equity Securities                      3,711                 0
Restricted Equity Securities                      4,612                 0
                                               ________            ______
Total Investment Securities                    $237,009            $6,929
                                               ========            ======



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
                                               ========            ======


ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2006, the allowance for loan losses was $3,671,000 as compared to $3,676,000 and $3,828,000 as of December 31, 2005 and 2004,
respectively. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

     Management feels based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. Table 8 contains an analysis of our Allowance for Loan Losses indicating charge offs and recoveries by the year and annual additional provisions charged to operations. In 2006, net charge offs as a percentage of average loans were .21% compared to .39% in 2005 and .62% in 2004. Net charge offs amounted to $505,000 in 2006 compared to $902,000 in 2005 and $1,446,000 in 2004, respectively. The decrease in net charge offs in 2006 follows the decrease in net charge offs in 2005. In 2004, the increase in net charge offs was primarily from part of one large commercial loan relationship, which was deemed impaired and placed on non accrual, being charged off.


Table 8  -  Analysis of Allowance for Loan Losses


(Amounts in thousands)                                                            Years Ended December 31,
                                                    _______________________
                                                  2006      2005      2004
                                                  ____      ____      ____
Balance at beginning of period                     $3,676     $3,828     $3,524
   Charge-offs:
      Commercial, financial,
         and agricultural                             493        338      1,209
      Real estate                                     183        497        132
      Consumer                                        110         98        143
                                                   ______     ______     ______
                                                      786        933      1,484
   Recoveries:
      Commercial, financial,
         and agricultural                             228          0          0
      Real estate                                       4          1         18
      Consumer                                         49         30         20
                                                   ______     ______     ______
                                                      281         31         38

Net charge-offs                                       505        902      1,446
Additions charged to operations                       500        750      1,750
                                                   ______     ______     ______
Balance at end of period                           $3,671     $3,676     $3,828
                                                   ======     ======     ======

Ratio of net charge-offs during
   the period to average loans
   outstanding during the period                     .21%       .39%       .62%
Allowance for loan losses to
   average loans outstanding
   during the period                                1.50%      1.58%      1.64%



(Amounts in thousands)                                                            Years Ended December 31,
                                                    _______________________
                                                  2003      2002
                                                  ____      ____
Balance at beginning of period                     $3,174     $2,922
   Charge-offs:
      Commercial, financial,
         and agricultural                              43         66
      Real estate                                      22        140
      Consumer                                        133        196
                                                   ______     ______
                                                      198        402
   Recoveries:
      Commercial, financial,
         and agricultural                               1          0
      Real estate                                       1         77
      Consumer                                         46         27
                                                   ______     ______
                                                       48        104

Net charge-offs                                       150        298
Additions charged to operations                       500        550
                                                   ______     ______
Balance at end of period                           $3,524     $3,174
                                                   ======     ======

Ratio of net charge-offs during
   the period to average loans
   outstanding during the period                     .07%       .15%
Allowance for loan losses to
   average loans outstanding
   during the period                                1.66%      1.58%



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

     With our manageable level of net charge offs and the additions to the reserve from our provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.50% in 2006, 1.58% to 2005, and 1.64% in 2004.

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


Table 9  -  Allocation of Allowance for Loan Losses


(Amounts in thousands)                                   December 31,
                                                       _________________
                                                     2006           % <F1>
                                                     ____          _____
Commercial, financial, and agricultural                $  674         19.7
Real estate - mortgage                                  2,613         76.1
Consumer and other loans                                  145          4.2
Unallocated                                               239          N/A
                                                       ______        _____
                                                       $3,671        100.0
                                                       ======        =====



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

     The total of non performing assets increased to $2,880,000 as of December 31, 2006, as compared to $2,530,000 as of December 31, 2005. Non accrual and restructured loans decreased to $1,704,000 in 2006 from $2,069,000 in 2005. Foreclosed assets decreased to $41,000 in 2006 from $397,000 in 2005. Loans past due 90 days or more and still accruing increased to $1,135,000 in 2006 from $64,000 in 2005. The $1,135,000 reported past due 90 days or more in 2006 represents one borrower whose loan is secured by commercial real estate and presently sold under a sales agreement. The loan is expected to be paid off in full without loss to the Bank. Our allowance for loan losses to total non performing assets decreased to 127.5% in 2006 from 145.3% in 2005. While asset quality is a priority, the corporation continues to retain an independent outside loan review consultant to closely tract and monitor overall loan quality.

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

     Interest income received on non performing loans in 2006 and 2005 was $14,000 and $57,000, respectively. Interest income, which would have been recorded on these loans under the original terms in 2006 and 2005 was $133,000 and $149,000, respectively. At December 31, 2006, the Corporation had no outstanding commitments to advance additional funds with respect to these non performing loans.

     A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2006, 2005 and 2004, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.


Table 10  -  Non-Performing Assets


(Amounts in thousands)                                 December 31,
                                                   ______________________
                                             2006       2005      2004
                                             ____       ____      ____
Non-accrual and restructured loans               $1,704    $2,069     $3,405
Foreclosed assets                                    41       397          6
Loans past-due 90 days or more
   and still accruing                             1,135        64         69
                                                 ______    ______     ______
   Total non-performing assets                   $2,880    $2,530     $3,480
                                                 ======    ======     ======

Non-performing assets to period-
   End loans and foreclosed assets                1.14%     1.08%      1.49%
Total non-performing assets to
   total assets                                    .55%      .49%       .70%
Total allowance for loan losses
   to total non-performing assets                127.5%    145.3%     110.0%



(Amounts in thousands)                                 December 31,
                                                   ______________________
                                             2003       2002
                                             ____       ____
Non-accrual and restructured loans               $  735    $  458
Foreclosed assets                                     0         0
Loans past-due 90 days or more
   and still accruing                                33         0
                                                 ______    ______
   Total non-performing assets                   $  768    $  458
                                                 ======    ======

Non-performing assets to period-
   end loans and foreclosed assets                 .34%      .23%
Total non-performing assets to
   total assets                                    .16%      .10%
Total allowance for loan losses
   to total non-performing assets                458.9%    693.7%


     Real estate mortgages comprise 83.4% of the loan portfolio as of December 31, 2006, up from 79.2% in 2005. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the real estate loan portfolio has a mix of both fixed rate and adjustable rate mortgages. The real estate loans are concentrated primarily in our marketing area and are subject to risks associated with the local economy.

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

     Deposits increased by $21,224,000, or a 5.9% increase when comparing December 31, 2006 to December 31, 2005. This increase compares to a deposit increase of 1.4% in 2005 and an increase of 4.4% in 2004.

     During 2006, the Corporation experienced a deposit increase in both non interest bearing and interest bearing deposits. Non interest bearing deposits amounted to $41,361,000 as of December 31, 2006, an increase of $1,697,000 or 4.3% over 2005. Interest bearing deposits amounted to $342,659,000 as of December 31, 2006, an increase of $19,527,000, or 6.0% over 2005.

     During 2006, the Corporation decreased its reliance on borrowings. Short term borrowings amounted to $28,179,000 as of year end 2006, a slight increase of $28,000 from 2005. Long term borrowings decreased $8,000,000 in 2006 to $57,535,000 as of December 31, 2006. Total borrowings were $85,714,000 as of December 31, 2006, compared to $93,686,000 on December 31, 2005. Short term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, and short term borrowings from the Federal Home Loan Bank (FHLB).

     Long term borrowings are typically FHLB term borrowings with a maturity of one year or more. Short term borrowings from the Federal Home Loan Bank are commonly used to offset seasonal fluctuations in deposits. In connection with FHLB borrowings and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on investment securities available for sale, net of taxes, referred to as accumulated other comprehensive income may increase or decrease total equity capital. The total net decrease in capital was $56,000 in 2006 after an increase of $131,000 in 2005. The accumulated other comprehensive income amounted to $(126,000) in 2006 and $807,000 in 2005. One factor which also decreased total equity capital in 2006 and 2005 relates to stock repurchase. The Corporation had 228,900 shares of common stock as of December 31, 2006, and 153,624 shares in 2005, at a cost of $5,910,000 and
$4,544,000, respectively as treasury stock.

     Return on equity (ROE) is computed by dividing net income by average stockholders' equity. This ratio was 11.76% for 2006, 12.65% for 2005, and 12.76% for 2004. Refer to Performance Ratios on Page 13 - Selected Financial Data for a more expanded listing of the ROE.

     Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 11 reflects risk based capital ratios and the leverage ratio for our Corporation and Bank. The Corporation's leverage ratio was 9.94% at December 31, 2006, and 10.04% at December 31, 2005.

     The Corporation has consistently maintained regulatory capital ratios at or above the "well capitalized" standards. For additional information on capital ratios, see Page 4 - Corporations Capital Ratios or Table 11 - Capital Ratios. The risk based capital ratios for both the Corporation and the Bank, remained very strong. The risk based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk based capital ratio is credit risk exposure associated with off balance sheet contracts and commitments.


Table 11  -  Capital Ratios


                                                         December 31, 2006
                                                         _________________
                                                      Corporation      Bank
                                                        __________    ____
Risk-Based Capital:
   Tier I risk-based capital ratio                   17.45%       16.17%
   Total risk-based capital ratio
      (Tier 1 and Tier 2)                            18.82%       17.41%
Leverage Ratio:
   Tier I capital to average assets                  9.94%        9.19%


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

     Liquidity is needed to provide the funding requirements of depositors withdrawals, loan growth, and other operational needs. Asset liquidity is provided by investment securities maturing in one year or less, other short term investments, federal funds sold, and cash and due from banks. At year end 2006, cash and due from banks and interest bearing deposits in other banks totaled $10,188,000 as compared to $7,156,000 at year end 2005.
Additionally, maturing loans and repayment of loans are another source of asset liquidity.

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

ASSET/LIABILITY MANAGEMENT

     The principal objective of asset liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 12 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2006. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

     Limitations of interest rate sensitivity gap analysis as illustrated in Table 12 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation's position on a single day (December 31, 2006 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation's cumulative gap at one year indicates the Corporation is liability sensitive.



Table 12  -  Interest Rate Sensitivity Analysis


(Amounts in thousands)
                                                  December 31, 2006
                                            _____________________________
                                           One           1 - 5       Beyond
                                          Year           Years       5 Years
                                           ______        ______      _____
Assets                                      $135,489     $212,312     $158,000

Liabilities/Stockholders Equity              347,091       94,846       29,444
                                            ________     ________     ________

Interest Rate Sensitivity Gap               (211,602)     117,466      128,556

Cumulative Gap                              (211,602)     (94,136)      34,420


(Amounts in thousands)
                                                  December 31, 2006
                                            _____________________________
                                           Not Rate
                                          Sensitive      Total
                                            ______       ______
Assets                                      $20,119      $525,920

Liabilities/Stockholders Equity              54,539       525,920

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

EARNINGS SIMULATION MODELING

     The Corporation's net income is affected by changes in the level of interest rates. Net income is also subject to changes in the shape of the yield curve. For example, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and increased liability rates, while a steepening would result in increased earnings as earning asset yields widen.

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

     Table 13 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from an increase or decrease of two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would increase by approximately 3.5% if rates fell by two percentage points over one year. The model projects a decrease of approximately 27.3% in net interest income if rates rise by two percentage points over one year. Both of these forecasts are within the one year policy guidelines.

NET PRESENT VALUE ESTIMATION

     The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At year end, a 200 basis point immediate decrease in rates is estimated to increase net present value by 7.0%. Additionally, net present value is projected to decrease by 46.0% if rates increase immediately by 200 basis points. The +2% scenario slightly exceeds policy limits of 40%.

     The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.



TABLE 13  -  EFFECT OF CHANGE IN INTEREST RATES


                                                       Projected Change
                                                       ________________
Effect on Net Interest Income
1-year Net Income simulation Projection
   -200 bp Shock vs Stable Rate                                3.5%
   +200 bp Shock vs Stable Rate                              (27.3%)

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
   -200 bp Shock vs Stable Rate                                7.0%
   +200 bp Shock vs Stable Rate                              (46.0%)



MARKET PRICE/DIVIDEND HISTORY

     As of December 31, 2006, the corporation had 4,526,664 shares of $2.00 par value common stock outstanding held by shareholders of record. First Keystone Corporation's common stock is quoted on the Over The Counter (OTC) Bulletin Board under the symbol "FKYS.OB".

     Table 14 reports the highest and lowest per share prices known to the Corporation and the dividends paid during the periods indicated. The market prices and dividend paid have been adjusted to reflect a 5% stock dividend paid December 5, 2006 and a 3 for 2 stock split in the form of a 50% stock dividend paid May 11, 2004. These prices do not necessarily reflect any dealer or retail markup, markdown or commission.


TABLE 14  -  MARKET PRICE/DIVIDEND HISTORY


                                          2006
                                 _________________________
                               Common Stock       Dividends
                                 High/Low            Paid
                                  _______            ____
First Quarter                $19.91/$18.57               $.21
Second Quarter               $19.05/$17.43                .21
Third Quarter                $19.33/$16.81                .21
Fourth Quarter               $19.20/$17.29                .22



                                          2005
                                 _________________________
                               Common Stock       Dividends
                                 High/Low            Paid
                                 ________            ____
First Quarter                $22.76/$20.48               $.19
Second Quarter               $20.95/$18.81                .19
Third Quarter                $21.67/$19.14                .19
Fourth Quarter               $20.81/$19.05                .21



                                          2004
                                 _________________________
                               Common Stock       Dividends
                                 High/Low            Paid
                                  _______            ____
First Quarter                $24.29/$22.85               $.17
Second Quarter               $24.29/$23.10                .17
Third Quarter                $23.33/$21.67                .17
Fourth Quarter               $22.14/$20.48                .19




Table 15  -  Quarterly Results of Operations (Unaudited)


(Amounts in thousands, except per share)

                                              Three Months Ended
                                    ______________________________________
2006                             March      June        September     December
                                 31           30          30           31
                                 _____      ____        ________      _______

Interest income                    $6,858      $7,051      $7,236       $7,432
Interest expense                    3,343       3,626       3,910        4,093
                                   ______      ______      ______       ______
Net interest income                $3,515      $3,425      $3,326       $3,339
Provision for loan
   losses                             100         200         100          100
Other non-interest
   income                             867         901         952        1,068
Non-interest expense                2,432       2,423       2,380        2,280
                                   ______      ______      ______       ______
Income before income
   taxes                           $1,850      $1,703      $1,798       $2,027
Income taxes                          284         244         295          365
                                   ______      ______      ______       ______
Net income                         $1,566      $1,459      $1,503       $1,662
                                   ======      ======      ======       ======

Per share                          $ .343      $ .314      $ .333       $ .360



(Amounts in thousands, except per share)

                                              Three Months Ended
                                    ______________________________________
2005                             March      June        September     December
                                 31           30          30           31
                                 _____      ____        ________      _______
Interest income                    $6,441      $6,491      $6,637       $6,813
Interest expense                    2,630       2,782       2,981        3,228
                                   ______      ______      ______       ______
Net interest income                $3,811      $3,709      $3,656       $3,585
Provision for loan
   losses                             150         200         150          250
Other non-interest
   income                             803         916         915        1,148
Non-interest expense                2,331       2,389       2,245        2,618
                                   ______      ______      ______       ______
Income before income
   taxes                           $2,133      $2,036      $2,176       $1,865
Income taxes                          378         339         372          274
                                   ______      ______      ______       ______
Net income                         $1,755      $1,697      $1,804       $1,591
                                   ======      ======      ======       ======

Per share                         $  .380     $  .370     $  .390      $  .340



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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      _______________________________________________________


BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

     We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Corporation and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of First Keystone Corporation and Subsidiary's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.



                            /s/ J. H. Williams & Co., LLP
                            _____________________________
                            J. H. Williams & Co., LLP


Kingston, Pennsylvania
February 28, 2007


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
_____________________________________________________________________


(Amounts in thousands)                                   December 31,
                                              __________________
  2006                                                      2005
  ____                                                      ____
ASSETS
Cash and due from banks                              $  5,881        $  7,098
Interest-bearing deposits in
   other banks                                          4,307              58
Investment securities available-
   for-sale                                           237,009         247,288
Investment securities held-to-
   maturity (estimated fair value
   2006 - $6,908; 2005 - $4,217)                        6,929           4,248
Loans, net of unearned income                         251,757         234,593
Allowance for loan losses                              (3,671)         (3,676)
                                                                     ________       ________
   Net loans                                         $248,086        $230,917
                                                                     ________       ________
Premises and equipment, net                             5,016           5,091
Accrued interest receivable                             2,686           2,604
Cash surrender value of bank owned
   life insurance                                      11,942          11,470
Goodwill                                                1,224           1,224
Other assets                                            2,840           2,401
                                                                     ________       ________
      TOTAL ASSETS                                   $525,920        $512,399
                                                                     ========       ========

LIABILITIES
Deposits:
   Non-interest bearing                              $ 41,361        $ 39,664
   Interest bearing                                   342,659         323,132
                                                                     ________       ________
      Total Deposits                                  384,020         362,796
Short-term borrowings                                  28,179          28,151
Long-term borrowings                                   57,535          65,535
Accrued interest and other expenses                     2,581           2,372
Other liabilities                                         218             102
                                                                     ________       ________
      TOTAL LIABILITIES                              $472,533        $458,956
                                                                     ________       ________

STOCKHOLDERS' EQUITY
Preferred stock, par value
   $10.00 per share; authorized
   and unissued 500,000 shares                       $   -           $   -
Common stock, par value $2.00 per
   share; authorized 10,000,000
   shares; issued 4,755,564 in 2006
   and 4,539,573 shares in 2005                         9,511           9,079
Surplus                                                16,119          12,387
Retained earnings                                      33,793          35,714
Accumulated other comprehensive
   income (loss)                                         (126)            807
Treasury stock, at cost, 228,900
   shares in 2006 and 153,624
   shares in 2005                                      (5,910)         (4,544)
                                                                     ________       ________
      TOTAL STOCKHOLDERS' EQUITY                     $ 53,387        $ 53,443
                                                                     ________       ________
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                        $525,920        $512,399
                                                                     ========       ========

The accompanying notes are an integral part of these consolidated financial statements.



FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
_____________________________________________________________________


(Amounts in thousands, except per share data)
                                           Year Ended December 31,
                                           ______________________
  2006                                                      2005
  ____                                                      ____
INTEREST INCOME
Interest and fees on loans                          $16,484           $14,834
Interest and dividends on
   investment securities:
   Taxable                                            8,104             7,424
   Tax-exempt                                         3,574             3,857
   Dividends                                            384               213
Deposits in banks                                        31                51
Federal funds sold                                     -                    3
                                                                      _______        _______
      Total interest income                         $28,577           $26,382
                                                                      _______        _______
INTEREST EXPENSE
Deposits                                            $11,184           $ 8,105
Short-term borrowings                                   893               499
Long-term borrowings                                  2,895             3,017
                                                                      _______        _______
      Total interest expense                        $14,972           $11,621
                                                                      _______        _______
      Net interest income                           $13,605           $14,761
Provision for loan losses                               500               750
                                                                      _______        _______
      Net interest income after
         provision for loan losses                  $13,105           $14,011
                                                                      _______        _______
NON-INTEREST INCOME
   Trust department                                 $   507           $   477
   Service charges and fees                           2,149             2,163
   Bank owned life insurance income                     472               437
   Gain on sale of loans                                 39                63
   Investment securities gains
      (losses) - net                                    381               420
   Other                                                240               222
                                                                      _______        _______
      Total non-interest income                     $ 3,788           $ 3,782
                                                                      _______        _______
NON-INTEREST EXPENSE
   Salaries and employee benefits                   $ 5,185           $ 5,074
   Occupancy, net                                       608               578
   Furniture and equipment                              751               684
   Professional services                                402               407
   State shares tax                                     520               482
   Other                                              2,049             2,358
                                                                      _______        _______
      Total non-interest expense                    $ 9,515           $ 9,583
                                                                      _______        _______
Income before income taxes                          $ 7,378           $ 8,210
Income tax expense                                    1,188             1,363
                                                                      _______        _______
      NET INCOME                                    $ 6,190           $ 6,847
                                                                      =======        =======
PER SHARE DATA
   Net income per share:*
      Basic                                         $  1.35           $  1.48
      Diluted                                       $  1.35           $  1.48
   Cash dividends per share*                        $   .85           $   .78



(Amounts in thousands, except per share data)
                                           Year Ended December 31,
                                            _____________________
  2004
INTEREST INCOME
Interest and fees on loans                          $14,527
Interest and dividends on
   investment securities:
   Taxable                                            7,132
   Tax-exempt                                         3,072
   Dividends                                            246
Deposits in banks                                        59
Federal funds sold                                     -
                                                                      _______
      Total interest income                         $25,036
                                                                      _______
INTEREST EXPENSE
Deposits                                            $ 6,908
Short-term borrowings                                   166
Long-term borrowings                                  2,932
                                                                      _______
      Total interest expense                        $10,006
                                                                      _______
      Net interest income                           $15,030
Provision for loan losses                             1,750
                                                                      _______
      Net interest income after
         provision for loan losses                  $13,280
                                                                      _______
NON-INTEREST INCOME
   Trust department                                 $   525
   Service charges and fees                           2,049
   Bank owned life insurance income                     446
   Gain on sale of loans                                221
   Investment securities gains
      (losses) - net                                  1,080
   Other                                                275
                                                                      _______
      Total non-interest income                     $ 4,596
                                                                      _______
NON-INTEREST EXPENSE
   Salaries and employee benefits                   $ 4,882
   Occupancy, net                                       656
   Furniture and equipment                              782
   Professional services                                502
   State shares tax                                     447
   Other                                              2,157
                                                                      _______
      Total non-interest expense                    $ 9,426
                                                                      _______
Income before income taxes                          $ 8,450
Income tax expense                                    1,663
                                                                      _______
      NET INCOME                                    $ 6,787
                                                                      =======
PER SHARE DATA
   Net income per share:*
      Basic                                         $  1.48
      Diluted                                       $  1.47
   Cash dividends per share*                        $   .70


*Adjusted for a 5% stock dividend declared October 24, 2006, to shareholders of record November 14, 2006, distributed December 5, 2006, and a 3 for 2 stock split in the form of a 50% stock dividend declared April
13, 2004, to shareholders of record April 27, 2004, distributed May 11,
2004.

The accompanying notes are an integral part of these consolidated financial statements.



FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
_____________________________________________________________________


(Amounts in thousands)
  Common
   Stock                                        Surplus
   _____                                        ______
Balance At December 31, 2003                       $6,154         $12,535
Comprehensive Income:
  Net income
  Change in net unrealized
    (loss) on investment
    securities available-for-
    sale, net of reclassification
    adjustment and tax effects
  Total comprehensive income
3 for 2 stock split in the form
  of a 50% stock dividend                           2,925
Cash paid in lieu of fractional
  shares
Issuance of 4,336 shares of
  treasury stock upon exercise
  of employee stock options                                           (78)
Recognition of stock option
  expense                                                              48
Cash dividends - $.73 per share
                                                   ______         _______
Balance At December 31, 2004                       $9,079         $12,505
Comprehensive Income:
  Net income
  Change in net unrealized
    (loss) on investment
    securities available-for-
    sale, net of reclassification
    adjustment and tax effects
  Total comprehensive income
Purchase of 11,571 shares of
  treasury stock
Issuance of 6,211 shares of
  treasury stock upon exercise
  of employee stock options                                          (116)
Stock option forfeitures in
  excess of stock option expense                                       (2)
Cash dividends - $.82 per share
                                                   ______         _______
Balance At December 31, 2005                       $9,079         $12,387
Comprehensive Income:
  Net income
  Change in net unrealized
    (loss) on investment
     securities available-for-
     sale, net of reclassification
     adjustment and tax effects
  Total comprehensive income
Purchase of 79,691 shares of
  treasury stock
Issuance of 4,415 shares of
  treasury stock upon exercise
  of employee stock options                                           (77)
5% stock dividend                                     432           3,801
Cash paid in lieu of
  fractional shares
Recognition of stock option
   expense                                                              8
Cash dividends - $.85 per share
                                                   ______         _______
Balance At December 31, 2006                       $9,511         $16,119
                                                   ======         =======



(Amounts in thousands)
Comprehensive                                   Retained
  Income                                       Earnings
  ______                                       ________
Balance At December 31, 2003                                      $31,828
Comprehensive Income:
  Net income                                       $6,787           6,787
  Change in net unrealized
    (loss) on investment
    securities available-for-
    sale, net of reclassification
    adjustment and tax effects                     (1,722)
                                                   ______
  Total comprehensive income                       $5,065
                                                   ======
3 for 2 stock split in the form of
   a 50% stock dividend                                            (2,925)
Cash paid in lieu of fractional
   shares                                                              (3)
Issuance of 4,336 shares of
   treasury stock upon exercise
   of employee stock options
Recognition of stock option
   expense
Cash dividends - $.73 per share                                    (3,218)
                                                                  _______
Balance At December 31, 2004                                      $32,469
Comprehensive Income:
  Net income                                       $6,847           6,847
  Change in net unrealized
    (loss) on investment
    securities available-for-
    sale, net of reclassification
    adjustment and tax effects                     (2,960)
                                                   ______
  Total comprehensive income                       $3,887
                                                   ======
Purchase of 11,571 shares of
  treasury stock
Issuance of 6,211 shares of
  treasury stock upon exercise
  of employee stock options
Stock option forfeitures in
  excess of stock option expense
Cash dividends - $.82 per share                                    (3,602)
                                                                  _______
Balance At December 31, 2005                                      $35,714
Comprehensive Income:
  Net income                                       $6,190           6,190
  Change in net unrealized
    (loss) on investment
    securities available-for-
    sale, net of reclassification
    adjustment and tax effects                       (933)
                                                   ______
  Total comprehensive income                       $5,257
                                                   ======
Purchase of 79,691 shares of
  treasury stock
Issuance of 4,415 shares of
   treasury stock upon exercise
  of employee stock options
5% stock dividend                                                  (4,233)
Cash paid in lieu of fractional
  shares                                                               (4)
Recognition of stock option
  expense
Cash dividends - $.85 per share                                    (3,874)
                                                                  _______
Balance At December 31, 2006                                      $33,793
                                                                  =======



(Amounts in thousands)                        Accumulated
   Other
Comprehensive                                   Treasury
Income (Loss)                                   Stock
  _______                                       _____
Balance At December 31, 2003                       $5,489         $(4,655)
Comprehensive Income:
  Net income
  Change in net unrealized
    (loss) on investment
    securities available-for-
    sale, net of reclassification
    adjustment and tax effects                     (1,722)
  Total comprehensive income
3 for 2 stock split in the form
 of a 50% stock dividend
Cash paid in lieu of fractional
   shares
Issuance of 4,336 shares of
  treasury stock upon exercise
  of employee stock options                                           147
Recognition of stock option
  expense
Cash dividends - $.73 per share
Balance At December 31, 2004                       $3,767         $(4,508)
Comprehensive Income:
  Net income
  Change in net unrealized
    (loss) on investment
    securities available-for-
    sale, net of reclassification
    adjustment and tax effects                     (2,960)
  Total comprehensive income
Purchase of 11,571 shares of
  treasury stock                                                     (247)
Issuance of 6,211 shares of
  treasury stock upon exercise
  of employee stock options                                           211
Stock option forfeitures in
  excess of stock option
  expense
Cash dividends - $.82 per share
Balance At December 31, 2005                       $  807         $(4,544)
Comprehensive Income:
  Net income
  Change in net unrealized
    (loss) on investment
    securities available-for-
    sale, net of reclassification
    adjustment and tax effects                       (933)
  Total comprehensive income
Purchase of 79,691 shares of
  treasury stock                                                   (1,514)
Issuance of 4,415 shares of
  treasury stock upon exercise
  of employee stock options                                           148
5% stock dividend
Cash paid in lieu of
  fractional shares
Recognition of stock option
  expense
Cash dividends - $.85 per share
                                                   ______         _______
Balance At December 31, 2006                       $ (126)        $(5,910)
                                                   ======         =======



(Amounts in thousands)
   Total
  ____
Balance At December 31, 2003                      $51,351
Comprehensive Income:
  Net income                                        6,787
  Change in net unrealized
    (loss) on investment
    securities available-for-
    sale, net of reclassification
    adjustment and tax effects                     (1,722)
  Total comprehensive income
3 for 2 stock split in the form
 of a 50% stock dividend
Cash paid in lieu of fractional
  shares                                               (3)
Issuance of 4,336 shares of
  treasury stock upon exercise
  of employee stock options                            69
Recognition of stock option
  expense                                              48
Cash dividends - $.73 per share                    (3,218)
                                                  _______
Balance At December 31, 2004                      $53,312
Comprehensive Income:
  Net income                                        6,847
  Change in net unrealized
    (loss) on investment
    securities available-for-
    sale, net of reclassification
    adjustment and tax effects                     (2,960)
  Total comprehensive income
Purchase of 11,571 shares of
  treasury stock                                     (247)
Issuance of 6,211 shares of
  treasury stock upon exercise
  of employee stock options                            95
Stock option forfeitures in
  excess of stock option expense                       (2)
Cash dividends - $.82 per share                    (3,602)
                                                  _______
Balance At December 31, 2005                      $53,443
Comprehensive Income:
  Net income                                        6,190
  Change in net unrealized
    (loss) on investment
    securities available-for-
    sale, net of reclassification
    adjustment and tax effects                       (933)
  Total comprehensive income
Purchase of 79,691 shares of
  treasury stock                                   (1,514)
Issuance of 4,415 shares of
  treasury stock upon exercise
  of employee stock options                            71
5% stock dividend                                       0
Cash paid in lieu of
  fractional shares                                    (4)
Recognition of stock option
  expense                                               8
Cash dividends - $.85 per share                    (3,874)
                                                  _______
Balance At December 31, 2006                      $53,387
                                                  =======


The accompanying notes are an integral part of these consolidated financial statements.




FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
_____________________________________________________________________


(Amounts in thousands)                                Year Ended December 31,
                                            _______________________
  2006                                                     2005
OPERATING ACTIVITIES
Net income                                          $  6,190         $  6,847
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Provision for loan losses                             500              750
   Depreciation and amortization                         542              551
   Stock option expense (Forfeitures
      in excess of expense)                                8               (2)
   Premium amortization on investment
      securities                                         187              411
   Discount accretion on investment
      securities                                        (537)            (681)
   Core deposit discount accretion
      net of amortization                                  1              (73)
   Deferred income tax benefit                          (263)             (49)
   Gain on sale of mortgage loans
      originated for resale                              (39)             (63)
   Proceeds from sale of mortgage
      loans originated for resale                      7,470            4,759
   Originations of mortgage loans
      originated for resale                           (9,013)          (6,271)
   Gain on sales of investment securities               (381)            (420)
   Loss on sale of foreclosed real estate                 13              -
   (Increase) decrease in accrued
      interest receivable                                (38)             108
   Increase in cash surrender value
      of bank owned life insurance                      (472)            (437)
   (Increase) decrease in other
      assets - net                                       (82)             410
   Increase in accrued interest and
      other expenses                                     208              494
   Decrease in other liabilities - net                  (108)            (136)
                                                                     ________       ________
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                    $  4,186         $  6,198
                                                                     ________       ________
INVESTING ACTIVITIES
Proceeds from sales of investment
   securities available-for-sale                    $103,736         $119,669
Proceeds from maturities and
   redemptions of investment
   securities available-for-sale                      28,583           34,112
Purchases of investment securities
   available-for-sale                               (122,716)        (169,780)
Proceeds from maturities and
   redemption of investment
   securities held-to-maturity                           110              113
Proceeds from sales of investment
   securities held-to-maturity                           201             -
Purchases of investment securities
   held-to-maturity                                   (3,015)          (1,000)
Net increase in loans                                (16,087)            (575)
Purchases of premises and equipment                     (218)            (177)
Final settlement on acquisition
   of branch                                            -               -
Proceeds from sale of foreclosed
   real estate                                           320               60
                                                                     ________       ________
   NET CASH (USED IN) INVESTING
      ACTIVITIES                                    $ (9,086)        $(17,578)
                                                                     ________       ________
FINANCING ACTIVITIES
Net increase in deposits                            $ 21,225         $  4,840
Net increase in short-term borrowings                     28           12,639
Proceeds from long-term borrowings                     5,000            8,000
Repayment of long-term borrowings                    (13,000)          (9,375)
Cash paid in lieu of fractional shares                    (4)            -
Proceeds from sale of treasury stock                      71               95
Acquisition of treasury stock                         (1,514)            (247)
Cash dividends paid                                   (3,874)          (3,602)
                                                                     ________       ________
   NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                    $  7,932         $ 12,350
                                                                     ________       ________
INCREASE IN CASH AND CASH EQUIVALENTS               $  3,032         $    970
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                   7,156            6,186
                                                                     ________       ________
   CASH AND CASH EQUIVALENTS AT
      END OF YEAR                                   $ 10,188         $  7,156
                                                                     ========       ========



(Amounts in thousands)                                Year Ended December 31,
                                             _____________________
  2004
OPERATING ACTIVITIES
Net income                                          $  6,787
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Provision for loan losses                           1,750
   Depreciation and amortization                         666
   Stock option expense (Forfeitures
      in excess of expense)                               48
   Premium amortization on
      investment securities                              787
   Discount accretion on investment
      securities                                        (350)
   Core deposit discount accretion
      net of amortization                                (96)
   Deferred income tax benefit                          (154)
   Gain on sale of mortgage loans
      originated for resale                             (221)
   Proceeds from sale of mortgage
      loans originated for resale                     13,543
   Originations of mortgage loans
      originated for resale                           (6,137)
   Gain on sales of investment
      securities                                      (1,080)
   Loss on sale of foreclosed real
      estate                                            -
   (Increase) decrease in accrued
      interest receivable                                 66
   Increase in cash surrender value
      of bank owned life insurance                      (446)
   (Increase) decrease in other
      assets - net                                      (482)
   Increase in accrued interest and
      other expenses                                     213
   Decrease in other liabilities - net                  -
                                                                     ________
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                    $ 14,894
                                                                     ________
INVESTING ACTIVITIES
Proceeds from sales of investment
   securities available-for-sale                    $ 68,654
Proceeds from maturities and
   redemptions of investment
   securities available-for-sale                      30,237
Purchases of investment securities
   available-for-sale                               (108,877)
Proceeds from maturities and
   redemption of investment
   securities held-to-maturity                           252
Proceeds from sales of investment
   securities held-to-maturity                         2,199
Purchases of investment securities
   held-to-maturity                                   (1,630)
Net increase in loans                                (13,358)
Purchases of premises and equipment                     (885)
Final settlement on acquisition of
   branch                                               (414)
Proceeds from sale of foreclosed
   real estate                                          -
                                                                     ________
   NET CASH (USED IN) INVESTING
      ACTIVITIES                                    $(23,822)
                                                                     ________
FINANCING ACTIVITIES
Net increase in deposits                            $  4,592
Net increase in short-term borrowings                  3,768
Proceeds from long-term borrowings                     7,500
Repayment of long-term borrowings                     (3,535)
Cash paid in lieu of fractional shares                    (3)
Proceeds from sale of treasury stock                      69
Acquisition of treasury stock                           -
Cash dividends paid                                   (3,218)
                                                                     ________
   NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                    $  9,173
                                                                     ________
INCREASE IN CASH AND CASH EQUIVALENTS               $    245
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                   5,941
                                                                     ________
   CASH AND CASH EQUIVALENTS AT
      END OF YEAR                                   $  6,186
                                                                     ========


The accompanying notes are an integral part of these consolidated financial statements.


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 AND 2004
_________________________________________________________________


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

     Debt securities not classified as Held to Maturity and equity securities are included in the Available for Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as other comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders' Equity. Management's decision to sell Available for Sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the years ended December 31, 2006 and 2005, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $41,000 and $397,000 at December 31, 2006 and 2005, respectively.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $128,000 in 2006, 2005 and

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


2004, and the amortization of the investments in the limited partnerships were $100,000, $96,000 and $92,000 in 2006, 2005 and
2004, respectively. The carrying value of the investments as of December 31, 2006, and 2005, was $595,000 and $695,000,
respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

GOODWILL, OTHER INTANGIBLE ASSETS, AND PREMIUM DISCOUNT

     Goodwill resulted from the acquisition of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the date of acquisition. The Corporation accounts for goodwill pursuant to the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets". SFAS No. 142 includes requirements to test goodwill for impairments rather than to amortize goodwill. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2006, and has determined there was no impairment as of that date.

     Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired in January 2004 when the Bank assumed deposit accounts of the branch of another financial institution. The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party. Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party which were part of the deposit accounts assumed of the branch by another financial institution. The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing.

STOCK BASED COMPENSATION

     The Corporation sponsors a stock option plan (see Note 20). Prior to January 1, 2006 the Corporation had accounted for this Plan under the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock Based Compensation". Effective January 1, 2006 the Corporation adopted SFAS 123 (revised 2004), "Share-Based Payment", using the modified prospective application method. Based on the terms of the Plan, the Corporation did not have a cumulative effect related to the Plan. Since the fair value recognition provisions of SFAS 123 and SFAS 123R are essentially the same as they relate to the Corporation's Plan, the adoption of SFAS 123R did not and will not have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity. The fair values of the stock awards are determined using the estimated expected life. The Corporation recognized stock based compensation expense on the straight line basis over the period the stock award is earned by the employee.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


     Per share data has been adjusted retroactively for stock splits and stock dividends. The reconciliation of the numerators and denominators of the basis and diluted earnings per share follows:


                                       Year Ended December 31, 2006
                                 ________________________________________
                                             Weighted Average
                              Net Income     Number of Shares     Per Share
                              Numerators       Denominators          Amount
                              __________       ____________          ______
Net income                        $6,190
                                  ======
Basic earnings per
   share:
   Income available
     to common
     stockholders                 $6,190              4,571           $1.35
Effect of dilutive
   securities:
   Stock options                                          7
                                                      _____
Diluted earnings per
   share:
   Income available
     to common
     stockholders                 $6,190              4,578           $1.35



                                       Year Ended December 31, 2005
                                 ________________________________________
                                             Weighted Average
                              Net Income     Number of Shares     Per Share
                              Numerators       Denominators          Amount
                              __________       ____________          ______
Net income                        $6,847
                                  ======
Basic earnings per
  share:
  Income available
    to common
    stockholders                  $6,847              4,613           $1.48
Effect of dilutive
  securities:
  Stock options                                           9
                                                      _____
Diluted earnings per
  share:
  Income available
    to common
    stockholders                  $6,847              4,622           $1.48



                                       Year Ended December 31, 2004
                                 ________________________________________
                                             Weighted Average
                              Net Income     Number of Shares     Per Share
                              Numerators       Denominators          Amount
                              __________       ____________          ______
Net income                        $6,787
                                  ======
Basic earnings per
  share:
  Income available
    to common
    stockholders                  $6,787              4,608           $1.48
Effect of dilutive
  securities:
  Stock options                                          16
                                                      _____
Diluted earnings per
  share:
  Income available
    to common
    stockholders                  $6,787              4,624           $1.47



CASH FLOW INFORMATION

     For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and due from other banks and interest bearing deposits in other banks. The Corporation considers cash classified as interest bearing deposits with other banks as a cash equivalent since they are represented by cash accounts essentially on a demand basis.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


TRUST ASSETS AND INCOME

     Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) 158 "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans", which requires the Corporation to recognize the funded status of a benefit plan as either assets or liabilities in the consolidated balance sheet and to recognize as a component of other comprehensive income, net of tax, unrecognized actuarial gains or losses, prior service costs and transition obligations that arise during the period. The adoption of SFAS 158 for year ended December 31, 2006 did not have a material impact on the Corporation's consolidated financial position, results of operations, or liquidity.

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, "Fair Value Measurements", which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation will be required to apply the new guidance beginning January 1, 2008, and does not expect it to have a material impact on the Corporation's consolidated financial condition, results of operations, or liquidity.

     In July 2006, the FASB issued FASB Staff Position (FSP) 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Related to Income Taxes Generated by a Leveraged Lease Transaction". This FSP amends SFAS 13, "Accounting for Leases", to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 is required to be applied to fiscal years beginning after December 15, 2006. The application of this FSP is not expected to have a material impact on the Corporation's consolidated financial condition, results of operations, or liquidity.

     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS 109, "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Corporation will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The adoption of FIN 48 is not expected to have a material impact on the Corporation's consolidated financial condition, result of operations, or liquidity.

     In March 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 156, "Accounting for Servicing of Financial Assets", an amendment of SFAS 140. This standard requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

     Effective January 1, 2006, the Corporation adopted this statement by electing amortization method as the measurement method for residential real estate mortgage servicing rights (MSRs).

     In February 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007 and is not expected to have a material impact on the Corporation's consolidated financial condition, results of operations, or liquidity.

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

     In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) 154, "Accounting Charges and Error Corrections", which modifies the accounting for and reporting of a change in an accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specified transition provisions. This statement also requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific or cumulative effects of the accounting change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Corporation's consolidated financial condition, results of operations, or liquidity.

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 153, "Exchanges of Nonmonetary Assets", which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Corporation's consolidated financial condition, results of operations, or liquidity.

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), "Share-Based Payment". This Statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related guidance. SFAS 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees, except for equity instruments held by employee share ownership plans.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


     In addition, this statement amends SFAS 95, "Statement of Cash Flows", to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Corporation has adopted these statements as of January 1, 2006. SFAS 123R requires the Corporation to change its method of accounting for share based awards to include estimated forfeitures in the initial estimate of compensation expense and to accelerate the recognition of compensation expense for retiree eligible employees. The adoption of these standards did not have a material effect on the Corporation's consolidated financial condition, results of operations, or liquidity.

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004, was approximately
$246,000, $219,000 and $305,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2006 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


NOTE 2  -   RESTRICTED CASH BALANCES

     The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2006, was $911,000, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset specific charges for services. At December 31, 2006, the amount of this balance was $700,000.


NOTE 3  -   INVESTMENT SECURITIES

     The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as "Available For Sale" or "Held to Maturity" were as follows at December 31, 2006 and 2005:


(Amounts in thousands)                       Available-for-Sale Securities
                                             _____________________________
                                              Gross
 Amortized                                 Unrealized
  Cost                                        Gains
 _________                                 __________
December 31, 2006:
Obligations of U.S. Government
   Corporations and Agencies:
Mortgage-backed                               $133,786              $  209
  Other                                         20,933                  51
Obligations of state and
   political subdivisions                       73,058                 770
Corporate securities                             1,936                  83
Marketable equity securities                     2,782                 955
Restricted equity securities                     4,612                 -
                                              ________              ______
Total                                         $237,107              $2,068
                                              ========              ======



(Amounts in thousands)                       Available-for-Sale Securities
                                             _____________________________
   Gross                                    Estimated
Unrealized                                   Fair
  Losses                                      Value
 _________                                 __________
December 31, 2006:
Obligations of U.S. Government
   Corporations and Agencies:
   Mortgage-backed                             $1,514              $132,481
   Other                                          254                20,730
Obligations of state and
   political subdivisions                         372                73,456
Corporate securities                              -                   2,019
Marketable equity securities                       26                 3,711
Restricted equity securities                      -                   4,612
                                               ______              ________
Total                                          $2,166              $237,009
                                               ======              ========


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________



(Amounts in thousands)                        Held-to-Maturity Securities
                                             _____________________________
                                              Gross
 Amortized                                 Unrealized
  Cost                                        Gains
 _________                                 __________
December 31, 2006:
Obligations of U.S. Government
   Corporations and Agencies:
   Mortgage-backed                            $  204                 $ -
   Other                                       4,000                  14
Obligations of state and
   political subdivisions                      2,725                  -
                                              ______                 ___
Total                                         $6,929                 $14
                                              ======                 ===



(Amounts in thousands)                        Held-to-Maturity Securities
                                             _____________________________
   Gross                                    Estimated
Unrealized                                   Fair
  Losses                                      Value
 _________                                 __________
December 31, 2006:
Obligations of U.S. Government
   Corporations and Agencies:
   Mortgage-backed                              $ 2                 $  202
   Other                                          3                  4,011
Obligations of state and
   political subdivisions                        30                  2,695
                                                ___                 ______
Total                                           $35                 $6,908
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
                                                ===                 ======



     Securities Available for Sale with an aggregate fair value of $64,191,000 in 2006 and $53,177,000 in 2005; and securities Held to
Maturity with an aggregate fair value of $1,813,000 in 2006 and $2,138,000 in 2005, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $54,569,000 in 2006 and $36,120,000 in 2005 as required by law.

     The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at December 31, 2006. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________



(Amounts in thousands)
December 31, 2006
_________________________________
                                       U.S. Government       Obligations
                                          Agency &            of State
                                         Corporation         & Political
                                         Obligations        Subdivisions
                                           <F1>                 <F2>
                                         ___________        ____________
Available-For-Sale:
Within 1 Year:
 Amortized cost                             $    -              $   -
 Estimated fair value                            -                  -
 Weighted average yield                          -                  -
1 - 5 Years:
 Amortized cost                                2,424                -
 Estimated fair value                          2,406                -
 Weighted average yield                        4.76%                -
5 - 10 Years:
 Amortized cost                               34,663              3,918
 Estimated fair value                         34,102              3,910
 Weighted average yield                        4.95%              5.61%
After 10 Years:
 Amortized cost                              117,632             69,140
 Estimated fair value                        116,703             69,546
 Weighted average yield                        5.50%              6.33%
                                            ________            _______
Total:
 Amortized cost                             $154,719            $73,058
 Estimated fair value                        153,211             73,456
 Weighted average yield                        5.37%              6.29%



(Amounts in thousands)
December 31, 2006
_____________________________
                                         Marketable           Restricted
                                           Equity               Equity
                                         Securities           Securities
                                           <F3>                 <F3>
                                         __________           __________
Available-For-Sale:
Within 1 Year:
 Amortized cost                              $  -                $  -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
1 - 5 Years:
 Amortized cost                                 -                   -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
5 - 10 Years:
 Amortized cost                                 -                   -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
After 10 Years:
 Amortized cost                               2,782               4,612
 Estimated fair value                         3,711               4,612
 Weighted average yield                       3.83%               5.10%
                                             ______              ______
Total:
 Amortized cost                              $2,782              $4,612
 Estimated fair value                         3,711               4,612
 Weighted average yield                       3.83%               5.10%



(Amounts in thousands)
December 31, 2006
___________________________
                                          Corporate
                                         Securities
                                          _________
Available-For-Sale:
Within 1 Year:
 Amortized cost                             $  -
 Estimated fair value                          -
 Weighted average yield                        -
1 - 5 Years:
 Amortized cost                               1,936
 Estimated fair value                         2,019
 Weighted average yield                       7.71%
5 - 10 Years:
 Amortized cost                                -
 Estimated fair value                          -
 Weighted average yield                        -
After 10 Years:
 Amortized cost                                -
 Estimated fair value                          -
 Weighted average yield                        -
                                            _______
Total:
 Amortized cost                              $1,936
 Estimated fair value                         2,019
 Weighted average yield                       7.71%
_______________________

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


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________



(Amounts in thousands)
December 31, 2006
_________________________________
                                       U.S. Government       Obligations
                                          Agency &            of State
                                         Corporation         & Political
                                         Obligations        Subdivisions
                                           <F1>                 <F2>
                                         ___________        ____________
Held-To-Maturity:
Within 1 Year:
 Amortized cost                              $  -                $  -
 Estimated fair value                           -                   -
 Weighted average yield                         -                   -
1 - 5 Years:
 Amortized cost                               1,000                 630
 Estimated fair value                         1,000                 612
 Weighted average yield                       5.24%               4.50%
5 - 10 Years:
 Amortized cost                               3,000               1,095
 Estimated fair value                         3,011               1,085
 Weighted average yield                       6.00%               5.10%
After 10 Years:
 Amortized cost                                 204               1,000
 Estimated fair value                           202                 998
 Weighted average yield                       5.42%               5.83%
                                             ______              ______
Total:
 Amortized cost                              $4,204              $2,725
 Estimated fair value                         4,213               2,695
 Weighted average yield                       5.79%               5.23%



(Amounts in thousands)
December 31, 2006
_____________________________
                                         Marketable           Restricted
                                           Equity               Equity
                                         Securities           Securities
                                           <F3>                 <F3>
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



(Amounts in thousands)
December 31, 2006
____________________________
                                          Corporate
                                         Securities
                                         __________
Held-To-Maturity:
Within 1 Year:
 Amortized cost                              $  -
 Estimated fair value                           -
 Weighted average yield                         -
1 - 5 Years:
 Amortized cost                                 -
 Estimated fair value                           -
 Weighted average yield                         -
5 - 10 Years:
 Amortized cost                                 -
 Estimated fair value                           -
 Weighted average yield                         -
After 10 Years:
 Amortized cost                                 -
 Estimated fair value                           -
 Weighted average yield                         -
                                             ______
Total:
 Amortized cost                              $  -
 Estimated fair value                           -
 Weighted average yield                         -
_______________________

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



     Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (FHLB), Federal Reserve Bank (FRB) and Atlantic Central Bankers Bank (ACBB) and do not have a readily determinable fair value for purposes of SFAS 115, because their ownership is restricted and they can be sold back only to the FHLB, FRB, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment.

     There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders' equity at December 31, 2006. The quality rating of all obligations of state and political subdivisions are "A" or higher, as rated by Moody's or Standard and Poors. The only exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments are actively traded in a liquid market.

     Proceeds from sale of investments in Available for Sale debt and equity securities during 2006, 2005 and 2004 were $103,736,000, $119,669,000 and $68,654,000, respectively. Gross gains realized on these sales were $1,441,000, $2,242,000 and $2,547,000, respectively. Gross losses on these sales were $1,054,000, $1,822,000 and $1,467,000, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


     Proceeds from sale of investments in Held To Maturity debt and equity securities during 2006, 2005, and 2004 were $201,000, $0 and $2,199,000, respectively. Gross losses on these sales were $6,000, $0 and $57,000, respectively and there were no gains realized during these periods.

     In accordance with disclosures required by EITF No. 03-1, the summary below shows the gross unrealized losses and fair value of the Bank's investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or more than 12 months as of December 31, 2006 and 2005:



December 31, 2006
                                                  Less Than 12 Months
                                                _______________________
                                                Fair           Unrealized
(Amounts in thousands)                          Value             Loss
                                               _____             ____
Direct obligations of the
   U.S. Government                               $ 1,000            $ -
Federal Agency Mortgage
   Backed Securities                              27,426              145
Municipal Bonds                                   31,258              313
Equities                                             381               26
                                                 _______             ____
                                                 $60,065             $484
                                                 =======             ====



December 31, 2006
                                                   12 Months or More
                                                 _____________________
                                                Fair           Unrealized
(Amounts in thousands)                          Value             Loss
                                               _____             ____
Direct obligations of the
   U.S. Government                               $15,743           $  257
Federal Agency Mortgage
   Backed Securities                              53,837            1,371
Municipal Bonds                                    5,113               89
Equities                                             -                -
                                                 _______           ______
                                                 $74,693           $1,717
                                                 =======           ======



December 31, 2006
                                                         Total
                                                _______________________
                                                Fair           Unrealized
(Amounts in thousands)                          Value             Loss
                                               _____             ____
Direct obligations of the
   U.S. Government                              $ 16,743           $  257
Federal Agency Mortgage
   Backed Securities                              81,263            1,516
Municipal Bonds                                   36,371              402
Equities                                             381               26
                                                ________           ______
                                                $134,758           $2,201
                                                ========           ======




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
                                                ========           ======



     The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Corporation) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of FHLMC preferred stocks. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower that the Corporation's carrying value at any measurement date. Management does not believe any of their 117 securities in an unrealized position as of December 31, 2006 represents an other than temporary impairment. The Corporation has the ability to hold the securities contained in the above table for a time necessary to recover the cost.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


NOTE 4  -   LOANS

     Major classifications of loans at December 31, 2006 and 2005 consisted of:


(Amounts in thousands)
                                                   2006              2005
                                                   ____              ____
Commercial, Financial, and
   Agricultural                                     $ 22,169        $ 29,284
Tax-exempt                                             3,264           3,840
Real estate mortgage - Held-for-sale                   3,829           2,247
Real estate mortgage - Other                         206,052         183,523
Consumer                                              18,728          18,467
                                                    ________        ________
Gross loans                                         $254,042        $237,361
Add (deduct):  Unearned discount                      (2,543)         (2,981)
               Net deferred loan
               fees and costs                            258             213
                                                    ________        ________
Loans, net of unearned income                       $251,757        $234,593
                                                    ========        ========



     Changes in the allowance for loan losses for the years ended
December 31, 2006, 2005 and 2004, were as follows:


(Amounts in thousands)
                                       2006            2005           2004
                                       ____            ____           ____
Balance, January 1                       $3,676         $3,828         $3,524
Provision charged to operations             500            750          1,750
Loans charged off                          (786)          (933)        (1,484)
Recoveries                                  281             31             38
                                         ------         ______         ______
Balance, December 31                     $3,671         $3,676         $3,828
                                         ======         ======         ======



     Non-accrual loans at December 31, 2006, 2005 and 2004 were $1,704,000, $2,069,000 and $3,405,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:


(Amounts in thousands)
                                              2006       2005        2004
                                              ____       ____        ____
Gross interest due under terms                   $133       $149       $253
Amount included in income                         (14)       (57)      (113)
                                                 ____       ____       ____
Interest income not recognized                   $119       $ 92       $140
                                                 ====       ====       ====



     At December 31, 2006, 2005 and 2004 the recorded investment in loans that are considered to be impaired as defined by SFAS 114 was $1,704,000, $2,069,000 and $3,405,000, respectively. No additional charge to operations was required to provide for the impaired loans allowance of $131,000, $327,000 and $246,000, respectively at December 31, 2006, 2005 and 2004, since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS 114 along with any other potential losses. The average recorded investment in impaired loans during the year ended December 31, 2006, 2005 and 2004 was approximately $1,937,000, $2,187,000 and $2,397,000, respectively.

     Loans past due 90 days or more and still accruing interest were $1,135,000 at December 31, 2006 and $64,000 at December 31,
2005.

     At December 31, 2006, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


NOTE 5  -   MORTGAGE SERVICING RIGHTS

     The mortgage loans sold serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $35,966,000 and $34,117,000 at December 31, 2006 and 2005,
respectively. The balances of amortized capitalized mortgage servicing rights, net of valuation allowances, included in other assets at December 31, 2006 and 2005, were $254,000 and $255,000, respectively. A valuation allowance is provided when the carrying amount exceeds fair value determined by using a discount rate of 7.6% and average lives of generally 3 to 13 years depending on loan rates.

     The following summarizes mortgage servicing rights capitalized and amortized along with the aggregate activity in the related valuation allowances:


(Amounts in thousands)
                                        2006           2005           2004
                                        ____           ____           ____
Balance, January 1                        $268           $297          $255
Servicing asset additions                   43             28            95
Amortization                               (57)           (57)          (53)
                                          ____           ____          ____
Balance, December 31                      $254           $268          $297
                                          ____           ____          ____
Valuation Allowances:
Balance, January 1                        $ 13           $ 47          $ 53
   Additions                                -              -             -
   Reductions                              (13)           (34)           (6)
   Writedowns                               -              -             -
                                          ____           ____          ____
Balance, December 31                      $ -            $ 13          $ 47
                                          ____           ____          ____
Net Mortgage Servicing Rights             $254           $255          $250
                                          ====           ====          ====



     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $26,000 and $16,000 at December 31, 2006 and 2005, respectively.


NOTE 6  -   PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 2006 and 2005 follows:


(Amounts in thousands)
                                                    2006           2005
                                                    ____           ____
Land                                                 $ 1,055        $ 1,055
Buildings                                              4,494          4,472
Leasehold improvements                                   214            214
Equipment                                              5,332          5,323
_______                                              _______
 11,095                                               11,064
Less:  Accumulated depreciation                        6,079          5,973
_______                                              _______
Total                                                $ 5,016        $ 5,091
 ======                                               ======



     Depreciation amounted to $442,000 for 2006, $455,000 for 2005 and $574,000 for 2004.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


NOTE 7  -   GOODWILL, OTHER INTANGIBLE ASSETS,
            AND PREMIUM DISCOUNTS

     Goodwill, other intangible assets, and premium discounts were comprised of the following at December 31, 2006 and 2005:


(Amounts in thousands)

Gross Carrying Amount
_____________________
  2006                                              2005
  ____                                              ____
Unamortized intangible asset:
   Goodwill                                           $1,224        $1,224
                                                      ======        ======
Core deposit intangible                               $  137        $  137
                                                      ======        ======
Premium discount (negative
   premium) on acquired
   certificates of deposit                            $ (217)       $ (217)
                                                      ======        ======



(Amounts in thousands)

Accumulated
Amortization/(Accretion)
________________________
  2006                                              2005
  ____                                              ____
Unamortized intangible asset:
   Goodwill                                            $ -           $ -
                                                       =====         =====
Core deposit intangible                                $  48         $  32
                                                       =====         =====
Premium discount (negative
   premium) on acquired
   certificates of deposit                             $(216)        $(201)
                                                       =====         =====



     Amortization expense of the core deposit intangible was $16,000 for each of the years ended December 31, 2006, 2005 and 2004 and accretion of the premium discount (negative premium) of the acquired certificates of deposit was $15,000, $89,000 and $112,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

     Estimated amortization/accretion is as follows for the years ending December 31:



(Amounts in thousands)

                       Amortization         Accretion of Premium Discount
                          of Core                  (Negative Premium)
                    Deposit Intangible        on Certificates of Deposit
                    __________________        __________________________
2007                     $16                              $(1)
2008                     16                                 -
2009                     16                                 -
2010                     16                                 -
2011                     16                                 -



NOTE 8  -   DEPOSITS

     Major classifications of deposits at December 31, 2006 and 2005 consisted of:


(Amounts in thousands)
                                                2006              2005
                                                ____              ____
Demand - non-interest bearing                    $ 41,361          $ 39,664
Demand - interest bearing                          68,593            55,001
Savings                                            69,950            67,377
Time, $100,000 and over                            47,703            42,203
Other time                                        156,413           158,551
                                                 ________          ________
Total deposits                                   $384,020          $362,796
                                                 ========          ========


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


     The following is a schedule reflecting classification and remaining maturities of time deposits of $100,000 and over at December 31, 2006:


(Amounts in thousands)

2007                               $39,103
2008                                 4,689
2009                                 1,463
2010                                   563
2011                                 1,885
                                   _______
                                   $47,703
                                   =======



     Interest expense related to time deposits of $100,000 or more was $1,907,000 in 2006, $1,330,000 in 2005, and $1,095,000 in 2004.

     In January 2004, approximately $10,350,000 of deposit accounts were assumed from the branch of another financial institution (See
Note 12).


NOTE 9  -   SHORT-TERM BORROWINGS

     Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2006 and 2005:


(Amounts in thousands)
                                                    2006
                                    _______________________________________
                                                          Maximum
                                  Ending      Average   Month End    Average
                                  Balance    Balance      Balance      Rate
                                  ______      ______      ______      ____
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                      $15,688      $13,411     $16,138      4.04%
Federal Reserve -
   Discount Window                       0            4           0      6.25%
Federal Home Loan Bank              11,000        6,525      13,325      5.06%
U.S. Treasury tax and
   loan notes                        1,491          367       1,491      5.83%
                                   _______      _______     _______
Total                              $28,179      $20,307     $30,954      5.10%
                                   =======      =======     =======



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
                                   =======      =======     =======


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


NOTE 10  -   LONG-TERM BORROWINGS

     Long-term borrowings are comprised of advances from the Federal Home Loan Bank (FHLB). Under terms of a blanket agreement, collateral for the loans is secured by certain qualifying assets of the Corporation's banking subsidiary. The principal assets are real estate mortgages with a carrying value of $230,910,000 and certain investment securities with a carrying value of $91,399,000 at December 31, 2006.

     A schedule of long-term borrowings by maturity as of December 31, 2006 and 2005 follows:


(Amounts in thousands)
                                            2006            2005
                                            ____            ____
Due 2006, 2.46% to 4.18%                        $  -           $11,000
Due 2007, 3.09% to 3.91%                         10,255         10,255
Due 2008, 3.54% to 5.48%                          9,030          9,030
Due 2009, 3.87% to 5.01%                          7,000          2,000
Due 2010, 5.45% to 6.76%                         15,500         15,500
Due 2011, 4.23% to 5.03%                          7,000          9,000
Due 2012, 4.77%                                   5,000          5,000
Due 2014, 5.41%                                   3,750          3,750
                                                _______        _______
                                                $57,535        $65,535
                                                =======        =======



NOTE 11  -   INCOME TAXES

     The current and deferred components of the income tax provision (benefit) consisted of the following:


(Amounts in thousands)
    2006                              2005           2004
    ____                              ____           ____
Federal
   Current                               $1,417        $1,389         $1,775
   Deferred (benefit)                      (263)          (49)          (155)
                                         ______        ______         ______
                                         $1,154        $1,340         $1,620
                                         ______        ______         ______
State
   Current                               $   34        $   23         $   41
   Deferred                                -             -                 2
                                         ______        ______         ______
                                         $   34        $   23         $   43
                                         ______        ______         ______
Total provision for
   income taxes                          $1,188        $1,363         $1,663
                                         ======        ======         ======



     The following is a reconciliation between the actual provision for federal income taxes and the amount of federal income taxes which would have been provided at the statutory rate of 34%:


(Amounts in thousands)                                     2006
________________
  Amount                                             Rate
  ______                                             ____
Provision at statutory rate                            $2,508        34.0%
Tax-exempt income                                      (1,276)      (17.3)
Non-deductible expenses                                   176         2.4
Tax credit from limited partnership
   Less amortization - net                                (62)        (.8)
Bank owned life insurance income - net                   (160)       (2.2)
Other-net                                                 (32)        (.5)
                                                       ______        ____
Applicable federal income tax and rate                 $1,154        15.6%
                                                       ======        ====



(Amounts in thousands)                                     2005
________________
  Amount                                             Rate
  ______                                             ____
Provision at statutory rate                            $2,792        34.0%
Tax-exempt income                                      (1,374)      (16.7)
Non-deductible expenses                                   161         2.0
Tax credit from limited partnership
   Less amortization - net                                (64)        (.8)
Bank owned life insurance income - net                   (149)       (1.8)
Other-net                                                 (26)        (.4)
                                                       ______        ____
Applicable federal income tax and rate                 $1,340        16.3%
                                                       ======        ====



(Amounts in thousands)                                     2004
________________
  Amount                                             Rate
  ______                                             ____
Provision at statutory rate                            $2,873        34.0%
Tax-exempt income                                      (1,107)      (13.1)
Non-deductible expenses                                   125         1.5
Tax credit from limited partnership
   Less amortization - net                                (67)        (.8)
Bank owned life insurance income - net                   (152)       (1.8)
Other, net                                                (52)        (.6)
                                                       ______        ____
Applicable federal income tax and rate                 $1,620        19.2%
                                                       ======        ====


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


     Total federal income tax attributable to realized security gains and losses was $130,000 in 2006, $143,000 in 2005 and
$367,000 in 2004.

     The deferred tax assets and liabilities resulting from temporary timing differences have been netted to reflect a net deferred tax asset (liability) included in other assets or other liabilities in these consolidated financial statements. The components of the net deferred tax asset (liability) at December 31, 2006 and 2005, are as follows:


(Amounts in thousands)
    2006                                              2005
    ____                                              ____
Deferred Tax Assets:
   Allowance for loan losses                            $1,145       $ 1,117
   Deferred compensation                                   339           318
   Deferred health benefits                                  4             6
   Contributions                                             9            12
   Non-accrual interest                                      3             5
   Mortgage servicing rights                              -             -
   Limited partnership                                      58            41
   Alternative minimum tax credit                           85            47
   Tax credits from limited partnerships                   147            19
                                                        ______       _______
      Total                                             $1,790       $ 1,565
                                                        ______       _______
Deferred Tax Liabilities:
   Loan fees and costs                                  $ (195)      $  (205)
   Depreciation                                           (229)         (279)
   Accretion                                               (80)          (87)
   Mortgage servicing rights                               (11)           (8)
   Intangibles                                            (135)         (109)
   Unrealized investment securities gains                  (28)         (525)
                                                        ______       _______
      Total                                             $ (678)      $(1,213)
                                                        ______       _______
   Net Deferred Tax Asset (Liability)                   $1,112       $   352
                                                        ======       =======



     It is anticipated that all deferred tax assets are to be realized and accordingly, no valuation allowance has been provided.

     The Corporation and its subsidiary file a consolidated federal income tax return.


NOTE 12  -   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     During the years ended December 31, 2006, 2005 and 2004, cash payments for interest expense and income taxes were as follows:


(Amounts in thousands)
                                       2006            2005          2004
                                       ____            ____          ____
Interest paid on deposits
   and other borrowings                  $14,784        $11,401       $9,994

Income taxes paid                        $ 1,380        $   921       $2,147



     The Corporation transferred loans to foreclosed assets held for sale in amounts of $28,000, $457,000 and $0 in 2006, 2005 and
2004, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


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
             COMPENSATION AGREEMENTS

     The Corporation maintains a 401K Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Under the savings feature, the Corporation matches 100% of the employee contribution up to 3% of compensation which amounted to $102,000, $99,000 and $101,000, in 2006, 2005 and 2004, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $263,000, $301,000 and $288,000 in 2006, 2005 and 2004, respectively.

     The Bank also has non qualified deferred compensation agreements with one of its officers and three retired officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria - generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank's accrued liability for these deferred compensation agreements as of December 31, 2006 and 2005, was $998,000 and $934,000, respectively. The related expense for these plans amounted to $108,000, $179,000 and $167,000 in 2006, 2005 and
2004, respectively.


NOTE 14  -  COMMITMENTS AND CONTINGENCIES

     The Corporation's banking subsidiary currently leases three branch banking facilities, as well as the operations center adjoining the main bank office, under operating leases. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $162,000, $152,000 and $198,000, respectively.

     Minimum rental payments required under these operating leases are: 2007 - $182,000, 2008 - $164,000, 2009 - $131,000, 2010 -
$127,000 and thereafter $127,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


     In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.


NOTE 15  -  RELATED PARTY TRANSACTIONS

     Certain directors and executive officers of First Keystone Corporation and its Subsidiary and companies in which they are principal owners (i.e., at least 10%) were indebted to the Corporation at December 31, 2006, 2005 and 2004. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The loans do not involve more than the normal risk of collectibility nor present other unfavorable features.

     A summary of the activity on the related party loans, comprised of 8 directors and 4 executive officers and their related companies consists of the following:


(Amounts in thousands)
                                     2006             2005         2004
                                     ____             ____         ____
Balance at January 1                   $1,221          $  744        $ 1,597
Additions                               1,359           1,289            667
Deductions                              1,641            (812)        (1,520)
                                       ______          ______        _______
Balance at December 31                 $  939          $1,221        $   744
                                       ======          ======        =======



     The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on lines of credit and letters of credit for 2006, 2005 and 2004, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $1,908,000, $2,785,000 and $2,290,000, respectively, on the above loans.

     Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $4,996,000 and $4,691,000 at December 31, 2006 and 2005, respectively.


NOTE 16  -  REGULATORY MATTERS

     Dividends are paid by the Corporation to shareholders which are mainly provided by dividends from the Bank. However, national banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the limitation provides that dividend payments may not exceed the Bank's current year's retained income plus retained net income for the preceding two years. Accordingly, in 2007, without prior regulatory approval, the Bank may declare dividends to the Corporation in the amount of $5,081,000 plus additional amounts equal to the net income earned in 2007 for the period January 1, 2007, through the date of declaration, less any dividends which may have already been paid in 2007. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

     The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory
- and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2006 and 2005, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set fourth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk Weighted Assets (as defined), and of Tier I Capital (as defined) to Average Assets (as defined).

     As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risked Based and Tier I Leverage Ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank's category.



(Amounts in thousands)
                                                       Actual
                                                 ___________________
                                               Amount         Ratio
                                               ______         _____
As of December 31, 2006:
   Total Capital
     (to Risk Weighted Assets)                  $51,320         17.41%
   Tier I Capital
     (to Risk Weighted Assets)                   47,649         16.17%
   Tier I Capital
     (to Average Assets)                         47,649          9.19%




(Amounts in thousands)
                                                   For Capital
                                                 Adequacy Purposes
                                                 ____________________
                                               Amount         Ratio
                                               ______         _____
As of December 31, 2006:
   Total Capital
     (to Risk Weighted Assets)                  $23,578          8.00%
   Tier I Capital
     (to Risk Weighted Assets)                   11,789          4.00%
   Tier I Capital
     (to Average Assets)                         20,731          4.00%



(Amounts in thousands)
                                                     To Be Well
                                                 Capitalized Under
                                                 Prompt Corrective
                                                 Action Provisions
                                                 ____________________
                                               Amount         Ratio
                                               ______         _____
As of December 31, 2006:
   Total Capital
     (to Risk Weighted Assets)                  $29,472         10.00%
   Tier I Capital
     (to Risk Weighted Assets)                   17,683          6.00%
   Tier I Capital
     (to Average Assets)                         25,914          5.00%




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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


     The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.

     The contract or notional amounts at December 31, 2006 and 2005 were as follows:


(Amounts in thousands)
                                                     2006          2005
                                                     ____          ____
Financial instruments whose contract
   amounts represent credit risk:
   Commitments to extend credit                        $33,811      $29,228
   Financial standby letters of credit                 $ 1,160      $ 1,151
   Performance standby letters of credit               $ 2,155      $ 1,170



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne and Montour, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4, "Loans". It is management's opinion that the loan portfolio was well balanced and diversified at December 31, 2006, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.


NOTE 18  -  COMPREHENSIVE INCOME

      The components of other comprehensive income and related tax effects are as follows:


(Amounts in thousands)
                                                     Years Ended December 31,
                                                      ______________________
                                                              2006
                                                              ____
Unrealized holding (losses) on
   available-for-sale investment
   securities arising during the period                       $(1,220)
Less reclassification adjustment for net
   gains and losses realized in income                            210
                                                              _______
Change in unrealized (losses) before
     tax effect                                               $(1,430)
Tax effects                                                      (497)
                                                              _______
Net change in unrealized (losses)                             $  (933)
                                                              =======



(Amounts in thousands)
                                                     Years Ended December 31,
                                                      ______________________
                                                              2005
                                                              ____
Unrealized holding gains (losses) on
   available-for-sale investment
   securities arising during the period                       $(3,300)
Less reclassification adjustment for net
   gains and losses realized in income                          1,203
                                                              _______
Change in unrealized (losses)
   before tax effect                                          $(4,503)
Tax effects                                                    (1,543)
                                                              _______
Net change in unrealized (losses)                             $(2,960)
                                                              =======



(Amounts in thousands)
                                                     Years Ended December 31,
                                                     _____________________
                                                              2004
                                                              ____
Unrealized holding gains (losses) on
   available-for-sale investment
   securities arising during the period                       $(1,550)
Less reclassification adjustment for net
   gains and losses realized in income                          1,069
                                                              _______
Change in unrealized (losses)
   before tax effect                                          $(2,619)
Tax effects                                                      (897)
                                                              _______
Net change in unrealized (losses)                             $(1,722)
                                                              =======


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


NOTE 19  -  STOCKHOLDERS' EQUITY

     On October 24, 2006 the Board of Directors declared a 5% stock dividend payable to shareholders of record November 14, 2006 and distributed December 5, 2006. A total of 215,991 shares were issued as a result of this stock dividend, with a total value transferred from retained earnings of $4,237,480, including cash in lieu of fractional shares.

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

     Participation in this plan by shareholders began in 2001.
Shares transferred under this dividend reinvestment and stock purchase plan were as follows:


                       Year              Number of Shares
                       ____              ________________
                       2001                     3,260
                       2002                     7,747
                       2003                     8,000
                       2004                    13,932
                       2005                    21,491
                       2006                    22,964



NOTE 20  -  STOCK COMPENSATION PLAN

     On February 10, 1998, the Board of Directors adopted a stock option incentive plan and initially reserved 100,000 shares of common stock for issuance under the plan for certain employees of the Bank. After adjustments for the effects of stock dividends, options exercised and options forfeited there remains 80,604 options for possible issuance. Under the Plan, options are granted at fair market value and the time period during which any option granted may be exercised may not commence before six months or continue beyond the expiration of ten years after the option is awarded. Upon exercise of the stock options, shares of the Corporation's stock are issued from Treasury Stock.

     The fair value of stock options issued to employees is measured on the date of the grant and is recognized as compensation expense over the requisite service period. Expected volatility and dividend yield are based on historical stock prices and dividend amounts over past time periods equal in length to the life of the options. The risk free interest rate is determined using the U.S. Treasury yield curve in effect at the date of the grant. The expected life of the options is calculated using the average term of the vesting period and the maximum term.

     Stock based compensation expense was $8,000 for the year ended December 31, 2006 attributable to stock options granted in 2005.
Forfeitures in excess of stock options expense was ($2,000) for the year ended December 31, 2005.

     The fair value of each option grant is estimated on the date of grant using the Binomial Option Pricing Model derived from the Black-Scholes Option Pricing Model with the following weighted average assumptions used for options granted in 2005 (no options were granted in 2004 and 2006): dividend yield of 4.05% and 2.89%; expected volatility of 23.04% and 22.70%; risk free interest rate of 4.39% and 4.24%; and an expected life of 10 years and 10 years.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


     Information about stock options outstanding at December 31, 2006, is summarized as follows:

                                                     2006
                                              _____________________
                                                           Weighted
                                                             Average
                                               Stock       Exercise
                                              Options        Price
                                               ______       _______
Balance at January 1                               60,619        $18.61
Granted                                              -             -
Granted due to stock dividend                       2,404         17.56
Exercised                                          (4,415)        16.23
Forfeited                                          (7,225)        21.33
                                                   ______        ______
Balance at December 31                             51,383        $17.55
                                                   ======        ======
Exercisable at December 31                         51,383        $17.55
                                                   ======        ======
Weighted average fair value of
options granted during the year


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
                                                   ======        ======
Weighted average fair value of
options granted during the year



     Under the terms of the stock option incentive plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2006.

     Exercise prices of options outstanding as of December 31, 2006, ranged from $10.28 to $21.11 per share. The weighted average remaining contracted life is approximately 4.56 years.

     The 51,383 options outstanding as December 31, 2006 have an intrinsic value, which is the amount that the value of the underlying stock exceeds the exercise price of the options of $94,000. The total intrinsic value of the options exercised during the years ended December 31, 2006, 2005 and 2004 was $10,000, $31,000 and $31,000, respectively. Cash received from stock options exercised for the years ended December 31, 2006, 2005 and 2004 was $72,000, $96,000 and $68,000, respectively.

     The following table summarizes information concerning the 1998 Employee Stock Option Plan at December 31, 2006.

                                     Options Outstanding
                     ___________________________________________________
                                           Weighted               Weighted
                     Number               Average                Average
                   Outstanding            Remaining               Exercise
Year                 <F1>              Contractual Life           Price
____                _________         _______________             _____
1998                  10,319                  1.75                  $20.26
1999                  10,453                  2.75                   15.88
2000                   5,774                  3.75                   10.28
2002                   9,360                  5.75                   15.08
2003                  11,805                  6.75                   21.11
2005                   3,672                  8.75                   20.95
                      ______                                        ______
                      51,383                                        $17.55
                      ______                                        ______

____________________

<F1>
As adjusted for stock dividend noted above.



                                     Options Exercisable
                                 ___________________________
                                                      Weighted
                                                     Average
                                 Number               Exercise
                               Exercisable             Price
                               ___________             _____
1998                               10,319               $20.26
1999                               10,453                15.88
2000                                5,774                10.28
2002                                9,360                15.08
2003                               11,805                21.11
2005                                3,672                20.95
                                   ______               ______
                                   51,383               $17.55
                                   ______               ______


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


NOTE 21  -   FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards (SFAS) 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not required to be recognized in the consolidated balance sheets, for which it is practicable to estimate such fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Fair value estimates derived through these techniques cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

     DEPOSITS

          Under SFAS 107, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts and Money
Market Accounts is equal to the amount payable on demand at December 31, 2006 and 2005.

          Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar term borrowings, FHLB, to a schedule of aggregated expected monthly maturities on time deposits.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


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

          At December 31, 2006 and 2005, the carrying values and estimated fair values of financial instruments of the Corporation are presented in the table below:


(Amounts in thousands)                                    2006
                                                 ________________________
                                                Carrying         Estimated
                                                 Amount          Fair Value
                                                 ______          __________
FINANCIAL ASSETS:
   Cash and due from banks                       $  5,881          $  5,881
   Short-term investments                           4,307             4,307
   Investment securities -
      available for sale                          237,009           237,009
   Investment securities -
      held to maturity                              6,929             6,908
   Net loans                                      248,086           250,989
   Accrued interest receivable                      2,686             2,686
   Cash surrender value of life
      insurance                                    11,942            11,942

FINANCIAL LIABILITIES:
   Deposits                                       384,020           367,952
   Short-term borrowings                           28,179            28,179
   Long-term borrowings                            57,535            57,902
   Accrued interest and other
      expenses                                      2,581             2,581

OFF-BALANCE SHEET FINANCIAL
   INSTRUMENTS:
   Commitments to extend credit                                      33,811
   Financial standby letters of
      credit                                                          1,160
   Performance standby letters
      of credit                                                       2,155



(Amounts in thousands)                                    2005
                                                 ________________________
                                                Carrying         Estimated
                                                 Amount          Fair Value
                                                 ______          __________
FINANCIAL ASSETS:
   Cash and due from banks                       $  7,098          $  7,098
   Short-term investments                              58                58
   Investment securities -
      available for sale                          247,288           247,288
   Investment securities -
      held to maturity                              4,248             4,217
   Net loans                                      230,917           229,100
   Accrued interest receivable                      2,604             2,604
   Cash surrender value of life
      insurance                                    11,470            11,470

FINANCIAL LIABILITIES:
   Deposits                                       362,796           360,807
   Short-term borrowings                           28,151            28,151
   Long-term borrowings                            65,535            66,018
   Accrued interest and other
      expenses                                      2,372             2,372

OFF-BALANCE SHEET FINANCIAL
   INSTRUMENTS:
   Commitments to extend credit                                      29,228
   Financial standby letters of
      credit                                                          1,151
   Performance standby letters
      of credit                                                       1,170


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________


NOTE 22  -  PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for First Keystone Corporation (parent company only) was as follows:


BALANCE SHEETS
(Amounts in thousands)                                     December 31
                                                        _________________
                                                      2006          2005
                                                      ____          ____
ASSETS
   Cash in subsidiary bank                             $ 1,648        $ 3,788
   Investment in subsidiary bank                        48,594         47,406
   Investment in other equity
      securities                                         3,711          2,966
   Prepayments and other assets                            274            124
                                                       _______        _______
      TOTAL ASSETS                                     $54,227        $54,284
                                                       =======        =======
LIABILITIES
   Accrued expenses and other
      liabilities                                      $   440        $   536
   Advance from subsidiary bank                            400            305
                                                       _______        _______
      TOTAL LIABILITIES                                $   840        $   841
                                                       _______        _______
STOCKHOLDERS' EQUITY
   Preferred stock                                     $   -          $   -
   Common stock                                          9,511          9,079
   Surplus                                              16,119         12,387
   Retained earnings                                    33,793         35,714
   Accumulated other comprehensive
      income (loss)                                       (126)           807
   Treasury stock, at cost                              (5,910)        (4,544)
                                                       _______        _______
      TOTAL STOCKHOLDERS' EQUITY                       $53,387        $53,443
                                                       _______        _______
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                          $54,227        $54,284
                                                       =======        =======




STATEMENTS OF INCOME
(Amounts in thousands)                               Year Ended December 31
                                                     ______________________
                                                     2006             2005
                                                     ____             ____
INCOME
   Dividends from Subsidiary Bank                      $3,902          $3,607
   Dividends - other                                       89              69
   Securities gains                                       362             252
   Interest                                                33              38
                                                       ______          ______
      TOTAL INCOME                                     $4,386          $3,966

   Operating Expenses                                      84              82
                                                       ______          ______
   Income Before Taxes and Equity
      in Undistributed Net Income
      of Subsidiary                                    $4,302          $3,884
   Income tax expense                                     137              93
                                                       ______          ______
   Income Before Equity in
      Undistributed Net Income of
      Subsidiary                                       $4,165          $3,791
   Equity in (excess of) Undistributed
   Net Income of Subsidiary                             2,025           3,056
                                                       ______          ______

      NET INCOME                                       $6,190          $6,847
                                                       ======          ======



STATEMENTS OF INCOME
(Amounts in thousands)                             Year Ended December 31
                                                    _____________________
                                                     2004
                                                     ____
INCOME
   Dividends from Subsidiary Bank                      $3,225
   Dividends - other                                       63
   Securities gains                                       459
   Interest                                                30
                                                       ______
      TOTAL INCOME                                     $3,777

   Operating Expenses                                      83
                                                       ______
   Income Before Taxes and Equity
      in Undistributed Net Income
      of Subsidiary                                    $3,694
   Income tax expense                                     173
                                                       ______
   Income Before Equity in
      Undistributed Net Income of
      Subsidiary                                       $3,521
   Equity in (excess of) Undistributed
      Net Income of Subsidiary                          3,266
                                                       ______

      NET INCOME                                       $6,787
                                                       ======


FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 and 2004 - CONTINUED
_________________________________________________________________



STATEMENTS OF CASH FLOWS
(Amounts in thousands)                             Year Ended December 31
                                                    _____________________
                                                     2006            2005
                                                     ____            ____
OPERATING ACTIVITIES
Net income                                             $ 6,190        $ 6,847
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Deferred income tax                                     -             -
   Securities gains                                       (362)          (252)
   Equity in undistributed net
      income of subsidiary                              (2,025)        (3,056)
   (Increase) decrease in prepaid
      expenses and other assets                           (150)           336
   Decrease in advanced receivable
      from subsidiary bank - net                           -              -
   Increase (decrease) in advances
      payable to subsidiary bank - net                     102           (342)
   Increase (decrease) in accrued
      expenses and other liabilities                       (30)            42
                                                       _______        _______
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                       $ 3,725        $ 3,575
                                                       _______        _______
INVESTING ACTIVITIES
Purchase of equity securities                          $(1,403)       $  (685)
Proceeds from sale of equity
   securities                                              859            479
                                                       _______        _______
   NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                             $  (544)       $  (206)
                                                       _______        _______
FINANCING ACTIVITIES
Proceeds from sale of treasury stock                   $    71        $    95
Acquisition of treasury stock                           (1,514)          (247)
Cash dividends paid                                     (3,874)        (3,602)
Dividends paid in lieu of
   fractional shares                                        (4)           -
                                                       _______        _______
   NET CASH (USED IN) FINANCING
      ACTIVITIES                                       $(5,321)       $(3,754)
                                                       _______        _______
   INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                             $(2,140)       $  (385)
   CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                               3,788          4,173
                                                       _______        _______
   CASH AND CASH EQUIVALENTS
      AT END OF YEAR                                   $ 1,648        $ 3,788
                                                       =======        =======



STATEMENTS OF CASH FLOWS
(Amounts in thousands)                               Year Ended December 31
                                                     ______________________
                                                     2004
                                                     ____
OPERATING ACTIVITIES
Net income                                             $ 6,787
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Deferred income tax                                       1
   Securities gains                                       (459)
   Equity in undistributed net
      income of subsidiary                              (3,266)
   (Increase) decrease in prepaid
      expenses and other assets                           (454)
   Decrease in advanced receivable
      from subsidiary bank - net                            87
   Increase (decrease) in advances
      payable to subsidiary bank - net                     646
   Increase (decrease) in accrued
      expenses and other liabilities                        47
                                                       _______
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                       $ 3,389
                                                       _______
INVESTING ACTIVITIES
Purchase of equity securities                          $  (499)
Proceeds from sale of equity
    securities                                             818
                                                       _______
   NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                             $   319
                                                       _______
FINANCING ACTIVITIES
Proceeds from sale of treasury stock                   $    69
Acquisition of treasury stock                             -
Cash dividends paid                                     (3,218)
Dividends paid in lieu of
   fractional shares                                        (3)
                                                       _______
   NET CASH (USED IN) FINANCING
      ACTIVITIES                                       $(3,152)
                                                       _______
   INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                             $   556
   CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                               3,617
                                                       _______
   CASH AND CASH EQUIVALENTS
      AT END OF YEAR                                   $ 4,173
                                                       =======


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      ______________________________________________________


BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION

     We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that First Keystone Corporation and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that First Keystone Corporation and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Keystone Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.



                            /s/ J. H. Williams & Co., LLP
                            _____________________________
                            J. H. Williams & Co., LLP


Kingston, Pennsylvania
February 28, 2007

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


ITEM 9A.   CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

  The Management of First Keystone Corporation (the
"Corporation"), with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, pursuant to Securities Exchange Act Rules 13a-15, as amended, as of December 31, 2006. Based upon such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in our periodic SEC filings.

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

     The management of First Keystone Corporation assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control
- Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Corporation's internal control over financial reporting is effective based on those criteria.

     First Keystone Corporation's independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Corporation's internal control over financial reporting as of December 31, 2006. This report appears on page 62.

     CHANGES IN INTERNAL CONTROLS

     The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial Officers.


ITEM 9B.   OTHER INFORMATION

     Not Applicable.

                             PART III


ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information under the captions "Information As To
Directors and Nominees" and "Principal Officers of the Bank and the Corporation" are incorporated here by reference to First Keystone
Corporation's proxy statement for its 2007 annual meeting of shareholders scheduled for April 17, 2007. The information under the caption "Section 16(A) Beneficial Ownership Reporting
Compliance" and "Code of Ethics" are as follows:


                SECTION 16(A) BENEFICIAL OWNERSHIP
                       REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors, executive officers and shareholders who own more than 10% of the Corporation's outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Corporation with the Securities and Exchange Commission. Based solely on its review of copies of Section 16(a) forms received by it, or written representations from reporting persons that no Form 5s were required for those persons, the corporation believes that during the period January 1, 2006 through December 31, 2006, its officers, directors and reporting shareholders were in compliance with all filing requirements applicable to them.


                          CODE OF ETHICS

     The Corporation has adopted a Directors and Senior Management Code of Ethical Conduct, which applies to all members of the Board of Directors and to senior officers of the Corporation. It can be found on the Investor Relations section of our website at www.firstkeystonecorporation.com.


ITEM 11.   EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation" and "Compensation Discussion and Analysis (CD&A)" are incorporated here by reference to First Keystone Corporation's proxy statement for its 2007 annual meeting of shareholders scheduled for April 17, 2007.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information under the caption "Share Ownership" is incorporated here by reference to First Keystone Corporation's proxy statement for its 2007 annual meeting of shareholders scheduled for April 17, 2007.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
           AND DIRECTOR INDEPENDENCE

     The information under the captions "Related Person
Transactions" and "Governance Of The Company" are incorporated here by reference to First Keystone Corporation's proxy statement for its 2007 annual meeting of shareholders scheduled for April 17, 2007.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the caption "Report of the Audit
Committee" is incorporated here by reference of First Keystone
Corporation's proxy statement for its 2007 annual meeting of shareholders scheduled for April 17, 2007.

                              PART IV


ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)  1.   Financial Statements
            ____________________

       The following consolidated financial statements are included in Part II, Item 8, of this Report:

        First Keystone Corporation and Subsidiary.

        Report of Independent Registered
           Public Accounting Firm                       29
        Consolidated Balance Sheets                                   30
        Consolidated Statements of Income               31
        Consolidated Statements of
           Stockholders' Equity                         32
        Consolidated Statements of
           Cash Flows                                   33
        Notes to Consolidated Financial
           Statements                                   34
        Report of Independent Registered
           Public Accounting Firm                       62


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

10.2                             Management Incentive
                                 Compensation Plan (Incorporated
                                 by reference to Exhibit 10 to
                                 Registrant's Report on Form 10Q
                                 for the quarter ended September
                                 30, 2006).

10.3                             Profit Sharing Plan
                                 (Incorporated by reference to
                                 Exhibit 10 to Registrant's
                                 Report on Form 10Q for the
                                 quarter ended September 30,
                                 2006).

10.4                             First Keystone Corporation 1998
                                 Stock Incentive Plan
                                 (Incorporated by reference to
                                 Exhibit 10 to Registrant's
                                 Report on Form 10Q for the
                                 quarter ended September 30,
                                 2006).

Exhibit Number Referred to       Description of Exhibit
Item 601 of Regulation S-K       (Continued)
__________________________       ______________________

14                               Code of Ethics (Incorporated by
                                 reference to Exhibit 14 to
                                 Registrant's Report on Form 8K
                                 dated January 9, 2007).

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


FIRST KEYSTONE CORPORATION

/s/ J. Gerald Bazewicz
_____________________________
J. Gerald Bazewicz
President/Chief Executive Officer

Date:   March 8, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              /s/ John Arndt                       March 8, 2007
         _________________________           _________________________
      John Arndt, Secretary/Director                  Date


          /s/ J. Gerald Bazewicz                   March 8, 2007
         _________________________           _________________________
      J. Gerald Bazewicz, President/                  Date
     Chief Executive Officer/Director


             /s/ Don E. Bower                     March 8, 2007
         _________________________           _________________________
          Don E. Bower, Director                      Date


            /s/ Robert A. Bull                     March 8, 2007
         _________________________           _________________________
         Robert A. Bull, Director                      Date


            /s/ Robert E. Bull                     March 8, 2007
         _________________________           _________________________
              Robert E. Bull,                          Date
             Chairman/Director


           /s/ Dudley P. Cooley                   March 8, 2007
         _________________________           _________________________
        Dudley P. Cooley, Director                    Date


           /s/ Jerome F. Fabian                   March 8, 2007
         _________________________           _________________________
        Jerome F. Fabian, Director                    Date


           /s/ David R. Saracino                   March 8, 2007
         _________________________           _________________________
        David R. Saracino, Director                    Date


           /s/ Diane C.A. Rosler                   March 8, 2007
         _________________________           _________________________
            Diane C.A. Rosler,                        Date
        Principal Financial Officer


            /s/ Robert J. Wise                     March 8, 2007
         _________________________           _________________________
              Robert J. Wise,                          Date
          Vice Chairman/Director