Form 10-Q
period 2007-03-31
FIRST KEYSTONE CORP
filed 2007-05-10
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Common Stock, $2 Par Value, 4,518,873 shares as of May 7, 2007.

                   PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                                                    March          December
                                                     2007           2006
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $  7,652         $  5,881
Interest-bearing deposits in other
   banks                                                735            4,307
Investment securities available for
   sale carried at estimated fair
   value                                            237,568          237,009
Investment securities, held to
   maturity securities, estimated
   fair value of $4,920 and $6,908                    4,926            6,929
Loans, net of unearned income                       252,487          251,757
Allowance for loan losses                            (3,715)          (3,671)
                                                   ________         ________
   Net loans                                       $248,772         $248,086
Premises and equipment - Net                          4,993            5,016
Accrued interest receivable                           2,888            2,686
Cash surrender value of bank
   owned life insurance                              12,066           11,942
Goodwill                                              1,224            1,224
Other assets                                          2,976            2,840
                                                   ________         ________
   TOTAL ASSETS                                    $523,800         $525,920
                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 44,512         $ 41,361
   Interest bearing                                 348,134          342,659
                                                   ________         ________
      TOTAL DEPOSITS                               $392,646         $384,020

Short-term borrowings                                16,244           28,179
Long-term borrowings                                 57,535           57,535
Accrued interest and other expenses                   2,876            2,581
Other liabilities                                        87              218
                                                   ________         ________
   TOTAL LIABILITIES                               $469,388         $472,533
                                                   ________         ________
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share               $  9,511         $  9,511
Surplus                                              16,119           16,119
Retained earnings                                    34,231           33,793
Accumulated other comprehensive
   income (loss)                                        605             (126)
Less treasury stock at cost 236,691
   shares in 2007 and 228,900
   shares in 2006                                    (6,054)          (5,910)
                                                   ________         ________
    TOTAL STOCKHOLDERS' EQUITY                     $ 54,412         $ 53,387
                                                   ________         ________
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $523,800         $525,920
                                                   ========         ========


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED March 31, 2007 AND 2006
                                (Unaudited)


(Amounts in thousands except per share data)

                                                  2007            2006
INTEREST INCOME
Interest and fees on loans                           $4,305          $3,875
Interest and dividend income
   on securities                                      3,094           2,979
Deposits in banks                                         8               4
                                                     ______          ______
   Total interest income                             $7,407          $6,858
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $3,164          $2,396
Short-term borrowings                                   231             213
Long-term borrowings                                    691             734
                                                     ______          ______
   Total interest expense                            $4,086          $3,343
                                                     ______          ______
   Net interest income                               $3,321          $3,515
Provision for loan losses                                50             100
                                                     ______          ______
   Net interest income after
      provision for loan losses                      $3,271          $3,415
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  140          $  131
Service charges and fees                                470             484
Bank owned life insurance income                        124             112
Gain on sale of loans                                    34               2
Investment securities gains
   (losses) - net                                       126              97
Other                                                    59              41
                                                     ______          ______
   Total non-interest income                         $  953          $  867
                                                     ______          ______
NON-INTEREST EXPENSE
Salaries and employee benefits                       $1,357          $1,370
Occupancy, net                                          178             147
Furniture and equipment                                 180             185
Professional services                                    99              85
State shares tax                                        135             128
Other                                                   542             517
                                                     ______          ______
   Total non-interest expenses                       $2,491          $2,432
                                                     ______          ______
Income before income taxes                           $1,733          $1,850
Income tax expense                                      299             284
                                                     ______          ______
Net Income                                           $1,434          $1,566
                                                     ======          ======
PER SHARE DATA
   Net Income Per Share: <F1>
      Basic                                          $  .32          $  .34
      Diluted                                           .32             .34
      Cash dividends per share <F1>                     .22             .21



See Accompanying Notes to Consolidated Financial Statements

<F1>
Adjusted to reflect a 5% stock dividend declared October 24, 2006, to shareholders of record November 14, 2006, payable December 5, 2006.



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED March 31, 2007 AND 2006
                                (Unaudited)


(Amounts in thousands)

                                                 2007              2006
OPERATING ACTIVITIES
Net income                                        $  1,434         $  1,566
Adjustments to reconcile net
   income to net cash provided by
   operating activities:
   Provision for loan losses                            50              100
   Provision for depreciation and
      amortization                                     129              106
   Stock option expense                                  0                8
   Premium amortization on
      investment securities                             33               55
   Discount accretion on investment
      securities                                      (141)            (140)
   Gain on sale of mortgage loans                      (37)              (2)
   Proceeds from sale of mortgage loans              3,349            2,614
   Originations of mortgage loans
      for resale                                    (1,014)          (1,312)
   Gain on sales of investment
      securities                                      (126)             (97)
   Deferred income tax (benefit)                       (44)             (85)
   Increase in interest
      receivable and other assets                     (677)            (517)
   Increase in cash surrender bank
      owned life insurance                            (124)            (112)
   Increase in interest payable,
      accrued expenses and
      other liabilities                                309              237
   Loss on sale of premises and
      equipment                                          3                0
                                                  ________         ________
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                  $  3,144         $  2,421
                                                  ________         ________
INVESTING ACTIVITIES
   Purchases of investment securities
      available-for-sale                          $(33,242)        $(13,634)
   Purchases of investment securities
      held-to-maturity                                   0           (1,004)
   Proceeds from sales of investment
      securities available-for-sale                 28,847           16,147
   Proceeds from maturities and
      redemptions of investment
      securities available for sale                  5,157            7,425
   Proceeds from maturities and
      redemption of investment
      securities held-to-maturity                    2,003               16
   Net increase in loans                            (3,034)          (6,508)
   Purchase of premises and equipment                 (229)             (44)
   Proceeds from sale of premises
      and equipment                                      2                0
                                                  ________         ________
   NET CASH PROVIDED BY (USED IN)
      BY INVESTING ACTIVITIES                     $   (496)        $  2,398
                                                  ________         ________
FINANCING ACTIVITIES
   Net increase in deposits                       $  8,626         $  6,865
   Net decrease in short-term
      borrowings                                   (11,935)          (7,828)
   Repayment of long-term borrowings                     0           (2,000)
   Acquisition of treasury stock                      (144)            (423)
   Proceeds from sale of treasury
      stock                                              0               18
   Cash dividends                                     (996)            (965)
                                                  ________         ________
   NET CASH (USED IN)
      FINANCING ACTIVITIES                        $ (4,449)        $ (4,333)
                                                  ________         ________
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      $ (1,801)        $    486
CASH AND CASH EQUIVALENTS,
   BEGINNING                                        10,188            7,156
                                                  ________         ________
CASH AND CASH EQUIVALENTS, ENDING                 $  8,387         $  7,642
                                                  ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
   Cash paid during period for
      Interest                                    $  3,791         $  3,489
      Income Taxes                                      53               96


See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2007
                             (Unaudited)

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

DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale.
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the three months ended March 31, 2007 and the year ended December 31, 2006, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis.
After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $41,000 at March 31, 2007 and December 31, 2006.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $128,000 in 2006, 2005 and 2004. The amortization of the investments in the limited partnerships were $26,000 and $25,000 for the three months ended March 31, 2007 and 2006, respectively. The carrying value of the investments as of March 31, 2007 and December 31, 2006, was $568,000 and $595,000,
respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

STOCK BASED COMPENSATION

     The Corporation sponsors a stock option plan. Prior to January 1, 2006 the Corporation had accounted for this Plan under the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock Based Compensation". Effective January 1, 2006 the Corporation adopted SFAS 123 (revised 2004), "Share-Based Payment", using the modified prospective application method. Based on the terms of the Plan, the Corporation did not have a cumulative effect related to the Plan. Since the fair value recognition provisions of SFAS 123 and SFAS 123R are essentially the same as they relate to the Corporation's Plan, the adoption of SFAS 123R did not and will not have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity. The fair values of the stock awards are determined using the estimated expected life. The Corporation recognized stock based compensation expense on the straight line basis over the period the stock award is earned by the employee.

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, "Fair Value Measurements", which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market based measurement and should be based on the assumptions market participants would use. The statement also creates a three level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation will be required to apply the new guidance beginning January 1, 2008, and does not expect it to have a material impact on the Corporation's consolidated financial condition, results of operations, or liquidity.

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

     In March 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 156, "Accounting for Servicing of Financial Assets", an amendment of SFAS 140. This standard requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

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

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the three month period ended March 31, 2007 and 2006 was approximately $86,000 and $54,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2006 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended March 31, 2007, and March 31, 2006, were as follows:


(amounts in thousands)
                                               2007          2006
                                               ____          ____
Balance, January 1                               $3,671        $3,676
Provision charged to operations                      50           100
Loans charged off                                   (19)          (98)
Recoveries                                           13            10
                                                               ______   ______
Balance, March 31                                $3,715        $3,688
                                                               ======   ======



     At March 31, 2007, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $1,792,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At March 31, 2007, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non-accrual loans at March 31, 2007, and December 31, 2006, were $1,792,000 and $1,704,000, respectively.

     Loans past-due 90 days or more and still accruing interest amounted to $1,444,000 and $1,135,000 on March 31, 2007 and December 31, 2006, respectively.


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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at March 31, 2007, and December 31, 2006, were as follows:


(amounts in thousands)
                                             March 31,     December 31,
                                              2007             2006
                                              ____             ____

Financial instruments whose
   contract amounts represent
   credit risk:
   Commitments to extend credit                 $34,132          $33,811
   Financial standby letters
      of credit                                   1,167            1,160
   Performance standby letters
      of credit                                   2,203            2,155



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

NOTE 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended March 31, 2007 were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock       Surplus
                                         ______         _____       _______
Balance at January 1, 2007                4,755,564       $9,511       $16,119

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
Total Comprehensive
  income (loss)
Purchase of 7,791
  shares of treasury
  stock
Cash dividends -
  $.22 per share
                                          _________       ______       _______

Balance at March 31, 2007                 4,755,564       $9,511       $16,119
                                          =========       ======       =======



(Amounts in thousands, except common share data)

                                                                Accumulated
                                     Compre-                      Other
                                     hensive      Retained     Comprehensive
                                     Income        Earnings   Income (Loss)
Balance at January 1, 2007                           $33,793        $(126)

Comprehensive Income:
  Net Income                           $1,434          1,434
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                               731                         731
                                       ______
Total Comprehensive
  income (loss)                        $2,165
                                       ======
Purchase of 7,791
  shares of treasury stock
Cash dividends -
  $.22 per share                                        (996)
                                                     _______       ______
Balance at March 31, 2007                            $34,231        $ 605
                                                     =======       ======



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2007                        $(5,910)       $53,387

Comprehensive Income:
  Net Income                                                       1,434
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                          731
Total Comprehensive
  income (loss)
Purchase of 7,791
  shares of treasury stock                           (144)          (144)
Cash dividends -
  $.22 per share                                                    (996)

                                                  _______        _______
Balance at March 31, 2007                         $(6,054)       $54,412
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

     The results of operations for the three-month period ended
March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2006, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of March 31, 2007, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2007, and 2006. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
May 8, 2007

Item 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of March 31, 2007


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the first quarter of 2007 of $1,434,000, a decrease of $132,000, or 8.4% from the first quarter of 2006. The decrease in net income for 2007 was primarily the result of a flat yield curve and a decline in net interest income of $194,000 from the first quarter of 2006. On a per share basis, net income per share was $.32 for the first three months of 2007 compared to $.34 for the first three months of 2006. Cash dividends increased to $.22 per share up from $.21 in 2006, an increase of 4.8%.

     Year to date net income annualized amounts to a return on average common equity of 10.60% and a return on assets of 1.09%.
For the three months ended March 31, 2006, these measures were 11.60% and 1.22%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2007, interest income amounted to $7,407,000, an increase of $549,000 or 8.0% from the first quarter of 2006, while interest expense amounted to $4,086,000 in the first quarter of 2007, an increase of $743,000, or 22.2% from the first quarter of 2006. As a result, net interest income decreased $194,000, or 5.5% in the first quarter of 2007 to $3,321,000 from $3,515,000 in first quarter of 2006.

     Our net interest margin for the quarter ended March 31, 2007, was 2.96% compared to 3.27% for the quarter ended March 31, 2006.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended March 31, 2007, was $50,000, down from the $100,000 provision for the first quarter of 2006. Net charge offs totaled $6,000 for the three months ended March 31, 2007, as compared to $88,000 for the first three months of 2006. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.47% as of March 31, 2007, as compared to 1.46% as of December 31, 2006.

NON-INTEREST INCOME

     Total non interest income or other income was $953,000 for the quarter ended March 31, 2007, as compared to $867,000 for the quarter ended March 31, 2006, an increase of $86,000, or 9.9%. Excluding investment securities gains and losses, non interest income was $827,000 for the first quarter of 2007, an increase of $57,000, or 7.4% from the first quarter of 2006. Besides increased securities gains, increases in trust department income, bank owned life insurance, gains on sale of loans, and additional other non interest income were the primary reasons for the higher non interest income in 2007.


NON-INTEREST EXPENSES

     Total non interest expenses, or other expenses, was $2,491,000 for the quarter ended March 31, 2007, as compared to $2,432,000 for the quarter ended March 31, 2006. The increase of $59,000, or 2.4% is comprised of salary and benefits decreasing $13,000, occupancy and fixed asset expense increasing $26,000, and other non interest expense, including professional services and state shares tax increasing $46,000.

     Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amounted to $1,357,000, or 54.5% of total non interest expense for the three months ended March 31, 2007, as compared to 56.3% for the first three months of 2006. Net occupancy and fixed asset expense amounted to $358,000 for the three months ended March 31, 2007, an increase of $26,000, or 7.8%. Other non interest expenses, including professional services and state shares tax amounted to $776,000 for the three months ended March 31, 2007, an increase of $46,000, or 6.3% from the first three months of 2006. Our non interest expense in the first quarter of 2007 continues to be less than 2.0% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. Income tax amounted to $299,000 for the three months ended March 31, 2007, as compared to $284,000 for 2006, an increase of $15,000. The effective total income tax rate was 17.3% for the first quarter of 2007 as compared to 15.4% for the first quarter of 2006.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets decreased slightly to $523,800,000 as of March 31, 2007, a decrease of $2,120,000 from year end 2006. Total deposits increased to $392,646,000 as of March 31, 2007, an increase of $8,626,000, or 2.2% over year end 2006.

     During the first quarter of 2006 the Corporation did reduce borrowed funds. Short term borrowings decreased to $16,244,000 as of March 31, 2007, as compared to $28,179,000 as of December 31, 2006. Long-term borrowings were $57,535,000 as of March 31, 2007, unchanged from year-end 2006.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $252,487,000 as of March 31, 2007, up $730,000, or 0.3%
since year end 2006. The loan portfolio continues to be diversified. Overall asset quality has declined with non performing assets increasing since year end 2006. The increase relates to one commercial loan being over 90 days past due as of March 31, 2007. Total allowance for loan losses to total non performing assets was 113.4% as of March 31, 2007, down from 127.5% at year end 2006.

     Besides loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2006, to March 31, 2007. Held to maturity securities amounted to $4,926,000 as of March 31, 2007, a decrease of $2,003,000 from
December 31, 2006. Available for sale securities amounted to $237,568,000 as of March 31, 2007, an increase of $559,000 from year end 2006. Interest bearing deposits with banks decreased as of March 31, 2007, to $735,000 from $4,307,000 at year end 2006.


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


NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with loans past due 90 days or more and still accruing. As of March 31, 2007, total non performing assets were $3,277,000 as compared to $2,880,000 on December 31, 2006. Non performing assets to total loans and foreclosed assets was 1.30% as of March 31, 2007, and 1.14% as of December 31, 2006.

     Interest income received on non performing loans as of March 31, 2007, was $0 compared to $14,000 for the year ending of December 31, 2006. Interest income, which would have been recorded on these loans under the original terms as of March 31, 2007, and December 31, 2006, were $35,000 and $133,000, respectively. As of March 31, 2007 and December 31, 2006, there were no outstanding commitments to advance additional funds with respect to these non-performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased $8,626,000 as non interest bearing deposits increased by $3,151,000 and interest bearing deposits increased by $5,475,000 as of March 31, 2007, from year end 2006. Total short term and long term borrowings decreased to $73,779,000 as of March 31, 2007, from $85,714,000 at year end
2006, a decrease of $11,935,000 , or 13.9%.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains or losses on investment securities available for sale increased shareholders' equity, or capital net of taxes, by $605,000 as of March 31, 2007, and reduced equity by $126,000 as of December 31, 2006. A factor which reduced total equity capital as of March 31, 2007, and year end 2006 relates to stock repurchase. The Corporation had 236,691 shares of common stock on March 31, 2007, and 228,900 shares on December 31, 2006, as treasury stock. This had an effect of our reducing our total stockholders' equity by $6,054,000 on March 31, 2007, and $5,910,000 as of December 31, 2006.

     Total stockholders' equity was $54,412,000 as of March 31, 2007, and $53,387,000 as of December 31, 2006. Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2007, our leverage ratio was 10.02% compared to 9.94% as of December 31, 2006. In addition, Tier I risk based capital and total risk based capital ratio as of March 31, 2007, were 17.48% and 18.83%, respectively. The same ratios as of December 31, 2006 were 17.45% and 18.82%, respectively.


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


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2006. The composition of rate sensitive assets and rate sensitive liabilities as of March 31, 2007 is very similar to December 31, 2006.


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

                     PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings

                 None.


     Item 1A.    There have been no material changes in our "Risk
                 Factors" as previously disclosed in our Annual
                 Report on Form 10K for the year ended December 31, 2006.


     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                     Total
                                                    Number          Maximum
                                                   of Shares       Number of
                                                   Purchased      Shares That
                                                  as Part of      May Yet Be
                     Total                         Publicly       Purchased
                      Number        Average       Announced       Under the
                   of Shares      Price Paid       Plans or         Plans or
     Period        Purchased       per Share       Programs         Programs
     ______        _________       _________       ________         ________
January 1 -
January 31,
2007               ----           ----            ----           130,889
                                                                 <F1>

February 1 -
February 28,
2007               7,791          18.5908         7,791          123,098

March 1 -
March 31,
2007               ----           ----            ----           123,098

Total              7,791          18.5908         7,791          123,098


<F1>
This chart has not been adjusted to reflect the 5% stock dividend declared October 24, 2006, to shareholders of record as of November 14, 2006, payable December 5, 2006.



     Item 3.     Defaults Upon Senior Securities

                 None.


     Item 4.     Submission of Matters to a Vote of Security Holders

                 Annual Meeting of Shareholders of First Keystone
                 Corporation held on Tuesday, April 17, 2007, at
                 10:00 a.m.


                                                     Votes        Votes
Directors Elected                   Votes For       Against      Withheld
_________________                   _________        ______      _______
John E. Arndt                   3,123,686        65,263          0
J. Gerald Bazewicz              3,108,986        79,963          0
Robert E. Bull                  3,107,141        81,808          0


                                                 Broker
Directors Elected               Abstentions      Non-Votes
_________________               ___________      _________
John E. Arndt                   0                0
J. Gerald Bazewicz              0                0
Robert E. Bull                  0                0


Directors Continuing:
____________________

Don E. Bower, term expires in 2008
Robert A. Bull, term expires in 2008
Dudley P. Cooley, term expires in 2008
Jerome F. Fabian, term expires in 2009
David R. Saracino, term expires in 2009
Robert J. Wise, term expires in 2009


Matters Voted Upon:
__________________

Selection of J. H. Williams & Co. LLP, as auditors for the
Corporation.

Votes For - 3,065,673
Votes Against - 1,201
Votes Withheld -  0
Abstentions - 2,282
Broker Non-Votes -  0


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

10.1           Supplemental Employee Retirement Plan
                   (Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10Q for the quarter ended September 30, 2005).

10.2           Management Incentive Compensation Plan
                   (Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10Q for the quarter ended September 30, 2006).

10.3           Profit Sharing Plan (Incorporated by reference
                   to Exhibit 10 to the Registrant's Report on Form 10Q for the quarter ended September 30, 2006).

10.4            First Keystone Corporation 1998 Stock Incentive
                    Plan (Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10Q for the quarter ended September 30, 2006).

14               Code of Ethics (Incorporated by reference to
                    Exhibit 14 to the Registrant's Report on Form 8K dated January 9, 2007).

31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief
                     Executive Officer.

31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief
                     Financial Officer.

32.1             Section 1350 Certification of Chief Executive
                     Officer.

32.2              Section 1350 Certification of Chief Financial
                      Officer.


          (b) During the quarter ended March 31, 2007, the registrant filed the following reports on Form 8-K:

Date of Report        Item     Description
______________        ____     ___________

January 11, 2007      5.05     On January 9, 2007, First Keystone
                               Corporation filed its amended Code of
                               Ethics Policy.

February 2, 2007      2.02     On January 31, 2007, First Keystone
                               Corporation announced its earnings
                               for the quarter and year ended
                               December 31, 2006.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


May 9, 2007                  /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



May 9, 2007                  /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Chief Financial Officer
                             (Principal Accounting Officer)

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

10.1              Supplemental Employee Retirement Plan
                      (Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10Q for the quarter ended September 30, 2005).

10.2               Management Incentive Compensation Plan
                      (Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10Q for the quarter ended September 30, 2006).

10.3               Profit Sharing Plan (Incorporated by reference
                       to Exhibit 10 to the Registrant's Report on Form 10Q for the quarter ended September 30, 2006).

10.4               First Keystone Corporation 1998 Stock Incentive
                       Plan (Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10Q for the quarter ended September 30, 2006).

14                 Code of Ethics (Incorporated by reference to
                      Exhibit 14 to the Registrant's Report on Form 8K dated January 9, 2007).

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