Form 10-Q
period 2007-06-30
FIRST KEYSTONE CORP
filed 2007-08-08
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Common Stock, $2 Par Value, 4,518,873 shares as of August 3, 2007.

                   PART I. - FINANCIAL INFORMATION

ITEM.  1  Financial Statements

                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)

                                                   June           December
                                                    2007           2006
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $  6,875        $  5,881
Interest-bearing deposits
   in other banks                                        20           4,307
Investment securities available-
   for-sale carried at estimated
   fair value                                       243,375         237,009
Investment securities, held-to-
   maturity securities, estimated
   fair value of $4,477 and $6,908                    4,545           6,929
Loans, net of unearned income                       254,978         251,757
Allowance for loan losses                            (3,753)         (3,671)
                                                   ________        ________
   Net loans                                       $251,225        $248,086
Premises and equipment - Net                          4,996           5,016
Accrued interest receivable                           2,835           2,686
Cash surrender value of bank
   owned life insurance                              13,202          11,942
Goodwill                                              1,224           1,224
Other assets                                          6,263           2,840
                                                   ________        ________
   TOTAL ASSETS                                    $534,560        $525,920
                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 42,600        $ 41,361
   Interest bearing                                 354,880         342,659
                                                   ________        ________
      TOTAL DEPOSITS                               $397,480        $384,020

Short-term borrowings                                31,808          28,179
Long-term borrowings                                 52,035          57,535
Accrued interest and other
   expenses                                           2,862           2,581
Other liabilities                                       102             218
                                                   ________        ________
   TOTAL LIABILITIES                               $484,287        $472,533
                                                   ________        ________
STOCKHOLDERS' EQUITY
Common stock, par value
   $2 per share                                    $  9,511        $  9,511
Surplus                                              16,119          16,119
Retained earnings                                    34,623          33,793
Accumulated other comprehensive
   income (loss)                                     (3,925)           (126)
Less treasury stock at cost
   236,691 shares in 2007
   and 228,900 shares in 2006                        (6,055)         (5,910)
                                                   ________        ________
   TOTAL STOCKHOLDERS' EQUITY                      $ 50,273        $ 53,387
                                                   ________        ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $534,560        $525,920
                                                   ========        ========

See Accompanying Notes to Consolidated Financial Statements




                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                (Unaudited)


(Amounts in thousands except per share data)

                                                  2007            2006
INTEREST INCOME
Interest and fees on loans                           $4,385          $4,073
Interest and dividend income
   on securities                                      3,111           2,977
Deposits in banks                                        54               1
                                                     ______          ______
   Total interest income                             $7,550          $7,051
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $3,311          $2,681
Short-term borrowings                                   179             221
Long-term borrowings                                    685             724
                                                     ______          ______
   Total interest expense                            $4,175          $3,626
                                                     ______          ______

   Net interest income                               $3,375          $3,425
Provision for loan losses                                75             200
                                                     ______          ______
   Net interest income after
      provision for loan losses                      $3,300          $3,225
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  166          $  132
Service charges and fees                                501             517
Bank owned life insurance income                        136             114
Gain on sale of loans                                    13               1
Investment securities gains
   (losses) - net                                       141              98
Other                                                    85              39
                                                     ______          ______
   Total non-interest income                         $1,042          $  901

NON-INTEREST EXPENSE
Salaries and employee benefits                       $1,288          $1,306
Occupancy, net                                          163             151
Furniture and equipment                                 182             189
Professional services                                   173              98
State shares tax                                        138             130
Other                                                   725             549
                                                     ______          ______
   Total non-interest expenses                       $2,669          $2,423
                                                     ______          ______
Income before income taxes                           $1,673          $1,703
Income tax expense                                      289             244
                                                     ______          ______
Net Income                                           $1,384          $1,459
                                                     ======          ======

PER SHARE DATA
   Net Income Per Share: <F1>
     Basic                                           $  .30          $  .32
     Diluted                                            .30             .32
     Cash dividends per share <F1>                      .22             .21


See Accompanying Notes to Consolidated Financial Statements

<F1>
Adjusted to reflect a 5% stock dividend declared October 24, 2006, to shareholders of record November 14, 2006, payable December 5, 2006.



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2007              2006
INTEREST INCOME
Interest and fees on loans                          $8,690          $7,948
Interest and dividend income
   on securities                                     6,205           5,956
Deposits in banks                                       62               5
                                                   _______         _______
   Total interest income                           $14,957         $13,909
                                                   _______         _______
INTEREST EXPENSE
Deposits                                           $ 6,475         $ 5,077
Short-term borrowings                                  410             434
Long-term borrowings                                 1,376           1,458
                                                   _______         _______
   Total interest expense                          $ 8,261         $ 6,969
                                                   _______         _______

   Net interest income                             $ 6,696         $ 6,940
Provision for loan losses                              125             300
                                                   _______         _______
   Net interest income after
      provision for loan losses                    $ 6,571         $ 6,640
                                                   _______         _______
NON-INTEREST INCOME
Trust department                                   $   306         $   263
Service charges and fees                               971           1,001
Bank owned life insurance income                       260             226
Gain on sale of loans                                   47               3
Investment securities gains
   (losses) - net                                      267             195
Other                                                  144              80
                                                   _______         _______
   Total non-interest income                       $ 1,995         $ 1,768
                                                   _______         _______
NON-INTEREST EXPENSE
Salaries and employee benefits                     $ 2,645         $ 2,676
Occupancy, net                                         341             298
Furniture and equipment                                362             374
Professional services                                  272             183
State shares tax                                       273             258
Other                                                1,267           1,066
                                                   _______         _______
   Total non-interest expenses                     $ 5,160         $ 4,855
                                                   _______         _______

Income before income taxes                         $ 3,406         $ 3,553
Income tax expense                                     588             528
                                                   _______         _______
Net Income                                         $ 2,818         $ 3,025
                                                   =======         =======
PER SHARE DATA
   Net Income Per Share: <F1>
      Basic                                        $   .62         $   .66
      Diluted                                          .62             .66
      Cash dividends per share <F1>                    .44             .42

See Accompanying Notes to Consolidated Financial Statements

<F1>
Adjusted to reflect a 5% stock dividend declared October 24, 2006, to shareholders of record November 14, 2006, payable December 5, 2006.



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                (Unaudited)


(Amounts in thousands)

                                                  2007            2006
OPERATING ACTIVITIES
Net income                                         $  2,818         $  3,025
Adjustments to reconcile net
   income to net cash provided
   by  operating activities:
   Provision or loan losses                             125              300
   Stock option expense                                   0                8
   Provision for depreciation and
      amortization                                      264              267
   Premium amortization on
      investment securities                              31               85
   Accretion of core deposit net
      discount                                            8                1
   Discount accretion on investment
      securities                                       (244)            (250)
   (Gain) loss on sale of mortgage
      loans                                             (47)              10
   Proceeds from sale of mortgage
      loans                                           4,052            3,189
   Originations of mortgage loans
      for resale                                     (2,001)          (2,006)
   Gain on sales of investment
      securities                                       (267)            (195)
   Deferred income tax (benefit)                        (82)            (170)
   Increase in interest receivable
      and other assets                                 (589)            (425)
   Increase in cash surrender value
      of bank owned life insurance                   (1,260)            (226)
   Increase in interest payable,
      accrued expenses and other
      liabilities                                       309              179
   Loss of sale of premises and
      equipment                                           3                0
                                                   ________         ________
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                   $  3,120         $  3,792
                                                   ________         ________
INVESTING ACTIVITIES
   Purchases of investment
      securities available for sale                $(67,434)        $(36,129)
   Purchases of investment
      securities held to maturity                         0           (2,005)
   Purchase of investment in real
      estate ventures                                  (489)               0
   Proceeds from sales of investment
      securities available for sale                  45,549           28,336
   Proceeds from maturities and
      redemptions of investment
      securities available for sale                  10,204           15,202
   Proceeds from maturities and
      redemption of investment
      securities held to maturity                     2,381              102
   Net increase in loans                             (5,782)         (13,011)
   Purchase of premises and
      equipment                                        (341)            (120)
   Proceeds from sale of
      foreclosed assets                                  41              193
   Proceeds from sale of premises
      and equipment                                       2                0
                                                   ________         ________
   NET CASH USED IN INVESTING
      ACTIVITIES                                   $(15,869)        $ (7,432)
                                                   ________         ________
FINANCING ACTIVITIES
   Net increase in deposits                        $ 13,460         $ 10,583
   Net increase (decrease) in
      short-term borrowings                           3,629           (3,201)
   Net decrease in long-term
      borrowings                                     (5,550)          (2,000)
   Purchase of treasury stock                          (145)            (423)
   Proceeds from sale of treasury
      stock                                               0               69
   Cash dividends                                    (1,988)          (1,926)
                                                   ________         ________
   NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                   $  9,456         $  3,102
                                                   ________         ________
DECREASE IN CASH AND CASH
   EQUIVALENT                                      $ (3,293)        $   (538)
CASH AND CASH EQUIVALENTS,
   BEGINNING                                         10,188            7,156
                                                   ________         ________
CASH AND CASH EQUIVALENTS,
   ENDING                                          $  6,895         $  6,618
                                                   ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
   Cash paid during period for
      Interest                                     $  8,158         $  6,834
      Income Taxes                                      743              783

See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2007
                             (Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies of First Keystone Corporation and Subsidiary (the "Corporation") are in accordance with accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of First Keystone Corporation and its wholly owned Subsidiary, First Keystone National Bank (the "Bank"). All significant inter company balances and transactions have been eliminated in consolidation.

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

DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale.
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the six months ended June 30, 2007 and the year ended December 31, 2006, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $514,000 at June 30, 2007 and $41,000 at December 31, 2006.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $128,000 in 2006, 2005 and 2004. The amortization of the investments in the limited partnerships were $52,000 and $50,000 for the six months ended June 30, 2007 and 2006, respectively. In June of 2007 the Bank acquired a limited partnership interest in a real estate venture in the amount of $489,000. It is anticipated the venture will become operational by the end of 2007. The carrying value of the investments as of June 30, 2007 and December 31, 2006, was $1,031,000 and $595,000,
respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

STOCK BASED COMPENSATION

     The Corporation sponsors a stock option plan. Prior to January 1, 2006 the Corporation had accounted for this Plan under the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock Based Compensation". Effective January 1, 2006 the Corporation adopted SFAS 123 (revised 2004), "Share Based Payment", using the modified prospective application method. Based on the terms of the Plan, the Corporation did not have a cumulative effect related to the Plan. Since the fair value recognition provisions of SFAS 123 and SFAS 123R are essentially the same as they relate to the Corporation's Plan, the adoption of SFAS 123R did not and will not have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity. The fair values of the stock awards are determined using the estimated expected life. The Corporation recognized stock based compensation expense on the straight line basis over the period the stock award is earned by the employee.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), "Share Based Payment". This Statement is a revision of SFAS 123, "Accounting for Stock Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related guidance. SFAS 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This Statement requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees, except for equity instruments held by employee share ownership plans.

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

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six month periods ended June 30, 2007 and 2006 was approximately
$208,000 and $113,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2007 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended June 30, 2007, and June 30, 2006, were as follows:


(amounts in thousands)
                                                2007         2006
                                                ____         ____
Balance, January 1                               $3,671        $3,676
Provision charged to operations                     125           300
Loans charged off                                  (111)         (330)
Recoveries                                           68            20
                                                               ______   ______
Balance, June 30                                 $3,753        $3,666
                                                               ======   ======


     At June 30, 2007, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $1,012,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At June 30, 2007, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non accrual loans at June 30, 2007, and December 31, 2006, were $1,012,000 and $1,704,000, respectively.

     Loans past due 90 days or more and still accruing interest amounted to $11,000 and $1,135,000 on June 30, 2007 and December 31, 2006, respectively.


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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at June 30, 2007, and December 31, 2006, were as follows:


(amounts in thousands)                       June 30,      December 31,
                                                2007          2006
                                                ____          ____
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                  $28,269         $33,811
  Financial standby letters
    of credit                                     1,152           1,160
  Performance standby
    letters of credit                             2,093           2,155



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at June 30, 2007, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors' ability to honor their contracts may be influenced by the region's economy.


NOTE 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended June 30, 2007 were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock       Surplus
                                         ______          ______     _______
Balance at January 1, 2007                4,755,564       $9,511       $16,119

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
Total Comprehensive
  income (loss)
Purchase of 7,791
  shares of treasury stock
Cash dividends -
  $.44 per share
                                          _________       ______       _______
Balance at June 30, 2007                  4,755,564       $9,511       $16,119
                                          =========       ======       =======



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      __________
Balance at January 1, 2007                           $33,793        $ (126)

Comprehensive Income:
  Net Income                           $2,818          2,818
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                            (3,799)                      (3,799)
                                       ______
Total Comprehensive
  income (loss)                        $ (981)
                                       ======
Purchase of 7,791
  shares of treasury stock
Cash dividends -
  $.44 per share                                      (1,988)
                                                     _______       _______
Balance at June 30, 2007                             $34,623       $(3,925)
                                                     =======       =======



(Amounts in thousands, except common share data)


                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2007                        $(5,910)       $53,387

Comprehensive Income:
  Net Income                                                       2,818
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                       (3,799)
Total Comprehensive
  income (loss)
Purchase of 7,791
  shares of treasury stock                           (145)          (145)
Cash dividends -
  $.44 per share                                                  (1,988)
                                                  _______        _______
Balance at June 30, 2007                          $(6,055)       $50,273
                                                  =======        =======



NOTE 7.  ACQUISITION COMMITMENT

     On May 10, 2007, First Keystone Corporation (the "Corporation") entered into a definitive agreement to acquire Pocono Community Bank ("Pocono"), a $137 million state chartered bank offering deposit and lending services in Monroe County, Pennsylvania. Founded in 1996, Pocono is headquartered in Stroudsburg, PA and has three banking offices located in Monroe County. The total estimated value of the transaction will be $33.6 million or approximately $16.10 per share of Pocono stock, although actual value will depend on several factors, including the price of the Corporation's stock. For each share of Pocono common stock outstanding, the Corporation will issue either 0.8944 shares of the Corporation's common stock or $16.10 in cash. Further, the Corporation will issue approximately 937,300 shares of common stock in exchange for Pocono common stock and the remainder in cash. All option and warrant holders will be cashed out at closing. It is currently anticipated that the acquisition, which is subject to state and federal regulatory approval, approval by the shareholders of Pocono and other customary conditions to closing, is anticipated to be completed in the fall of 2007. As part of the agreement, Pocono will continue to operate under the Pocono name and logo, and will become a division of First Keystone National Bank, the Corporation's banking subsidiary.

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

     The results of operations for the six month period ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2007, and the related consolidated statements of income for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007, and 2006. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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






/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
August 3, 2007

ITEM 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of June 30, 2007


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the second quarter of 2007 of $1,384,000, a decrease of $75,000, or 5.1% from the second quarter of 2006. Six months net income for the period ended June 30, 2007 amounted to $2,818,000, a decrease of $207,000, or 6.8% from the $3,025,000 net income reported June 30, 2006. Net interest income decreased in both the second quarter of 2007 and for the six months ending June 30, 2007, when compared to the same periods in 2006. However, our net interest margin did increase slightly to 2.99% for the second quarter of 2007, up from 2.96% in the first quarter of 2007. The tightening of our net interest margin resulted from liability or interest expense increasing faster than interest income. The net interest margin and net interest income declines are primarily a result of a flattened yield curve. Also, an increase in non interest expense, related principally to the change of our Bank's name, in the second quarter and for the six months ended June 30, 2007, put additional pressure on earnings. On a per share basis, net income per share decreased to $.62 for the first six months of 2007 compared to $.66 for the first six months of 2006, while dividends increased to $.44 per share up from $.42 per share in 2006, or an increase of 4.8%.

     Year to date net income annualized amounts to a return on average common equity of 10.34% and a return on assets of 1.07%.
For the six months ended June 30, 2006, these measures were 11.60% and 1.18%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 2007, interest income amounted to $7,550,000, an increase of $499,000 or 7.1% from the second quarter of 2006. Interest expense amounted to $4,175,000 in the second quarter of 2007, an increase of $549,000, or 15.1% from the second quarter of 2006. As a result, net interest income amounted to $3,375,000 in the second quarter of 2007, a decrease of $50,000, or 1.5% from the second quarter of 2006. Year to date for the six months ended June 30, 2007, net interest income decreased $244,000, or 3.5% to $6,696,000 from $6,940,000 in 2006.

     Our net interest margin for the quarter ended June 30, 2007, was 2.99% compared to 3.17% for the quarter ended June 30, 2006.
For the six months ended June 30, 2007, our net interest margin was 2.97% compared to 3.22% for the first six months of 2006.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended June 30, 2007, was $75,000 a decline of $125,000 from the second quarter of 2006. Year to date, the provision for loan losses amounts to $125,000 in 2007, a decrease of $175,000 from June 30, 2006. Net charge offs amounted to $43,000 for the six months ended June 30, 2007, as compared to $310,000 for the first six months of 2006.

     The allowance for loan losses as a percentage of loans, net of unearned interest remains strong at 1.47% as of June 30, 2007, as compared to 1.46% as of December 31, 2006.


NON-INTEREST INCOME

     Total non interest or other income was $1,042,000 for the quarter ended June 30, 2007, as compared to $901,000 for the quarter ended June 30, 2006. Excluding investment securities gains and losses, non interest income was $901,000 for the second quarter of 2007, as compared to $803,000 in the second quarter of 2006, an increase of 12.2%. For the six months ended June 30, 2007, total non interest income was $1,995,000, an increase of $227,000, or 12.8% from the first six months of 2006. Excluding investment securities gains, non interest income for the six months ended June 30, 2007, was $1,728,000, an increase of 9.9% from the $1,573,000 reported for the first six months of 2006.


NON-INTEREST EXPENSES

     Total non interest, or other expenses, was $2,669,000 for the quarter ended June 30, 2007, as compared to $2,423,000 for the quarter ended June 30, 2006. The increase of $246,000, or 10.2% was primarily related to expenses with regards to the change of our Bank's name. In particular, professional services expenses relating to increased legal fees and other non interest expenses relating to additional marketing expense account for much of the increase.

     For the six months ended June 30, 2007, total non interest expense was $5,160,000, an increase of $305,000, or 6.3% over the first six months of 2006. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 51.3% of total non interest expense for the six months ended June 30, 2007, as compared to 55.1% for the first six months of 2006. Salaries and benefits amounted to $2,645,000 for the six months ended June 30, 2007, a decrease of $31,000, or 1.2% from the first six months of 2006. Net occupancy expense, including furniture and equipment, amounted to $703,000 for the six months ended June 30, 2007, an increase of $31,000, or 4.6% from 2006. Because of additional legal expenses, professional services increased $89,000 or 48.6% from the first six months of 2006. State shares tax increased by $15,000 or 5.8% over the first six months of 2006. Other non interest expenses amounted to $1,267,000 for the six months ended June 30, 2007, an increase of $201,000, or 18.9% from the first six months of 2006. Even with the increase in non interest expenses in 2007, our overall non interest expense continues at less than 2.0% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 17.3% for the second quarter of 2007 as compared to 14.3% for the second quarter of 2006. For the six months ended June 30, 2007, our tax liability amounted to $588,000 for an effective tax rate of 17.3% as compared to an effective tax rate of 14.9% for the first six months of 2006.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $534,560,000 as of June 30, 2007, an increase of $8,640,000, or 1.6% over year end 2006. Total deposits increased to $397,480,000 as of June 30, 2007, an increase of $13,460,000, or 3.5% over year end 2006.

     The Corporation increased short term borrowings by $3,629,000, or 12.9% as of June 30, 2007, when compared to year end 2006. Also, long term borrowings declined by $5,500,000, or 9.6% from year end 2006.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $254,978,000 as of June 30, 2007, an increase of $3,221,000 from $251,757,000, or 1.3% since year end 2006. The loan portfolio continues to be well diversified. Asset quality has improved with both net charge offs and non performing assets declining since year end 2006.

     In addition to loans, another primary earning asset is our investment portfolio which increased in size from December 31, 2006, to June 30, 2007. Available for sale securities amounted to $243,375,000 as of June 30, 2007, an increase of $6,366,000, or 2.7%
from year end 2006. Held to maturity securities decreased to $4,545,000 as of June 30, 2007, a decrease of $2,384,000, or 34.4%
from year end 2006.


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


NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of June 30, 2007, total non performing assets were $1,537,000 as compared to $2,880,000 on December 31, 2006. Non performing assets to total loans and foreclosed assets was .60% as of June 30, 2007, and 1.14% as of December 31, 2006.

      Interest income received on non performing loans as of June 30, 2007, was $0 compared to $14,000 as of December 31, 2006. Interest income, which would have been recorded on these loans under the original terms as of June 30, 2007, and December 31, 2006 was $40,000 and $133,000, respectively. As of June 30, 2007 and December 31, 2006, there were no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $13,460,000 as non interest bearing deposits increased slightly by $1,239,000 and interest bearing deposits increased by $12,221,000 as of June 30, 2007, from year end 2006. Total short term and long term borrowings decreased to $83,843,000 as of June 30, 2007, as compared to $85,714,000 as of year end 2006.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains or losses on investment securities available for sale decreased shareholders' equity, or capital, net of taxes, by $3,925,000 as of June 30, 2007, and decreased capital by $126,000 as of December 31, 2006. Treasury stock had an effect of reducing our total stockholders' equity by $6,054,000 on June 30, 2007, and $5,910,000 on December 31, 2006.

     Total stockholders' equity was $50,273,000 as of June 30, 2007, and $53,387,000 as of December 31, 2006. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2007, our leverage ratio was 10.00% compared to 9.94% as of December 31, 2006. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2007, were 17.06% and 18.34%, respectively.
The same ratios as of December 31, 2006, were 17.45% and 18.82%, respectively.


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


COMMITMENTS

     On May 10, 2007, First Keystone Corporation (the "Corporation") entered into a definitive agreement to acquire Pocono Community Bank ("Pocono"), a $137 million state chartered bank offering deposit and lending services in Monroe County, Pennsylvania. Founded in 1996, Pocono is headquartered in Stroudsburg, PA and has three banking offices located in Monroe County. The total estimated value of the transaction will be $33.6 million or approximately $16.10 per share of Pocono stock, although actual value will depend on several factors, including the price of the Corporation's stock. For each share of Pocono common stock outstanding, the Corporation will issue either 0.8944 shares of the Corporation's common stock or $16.10 in cash. Further, the Corporation will issue approximately 937,300 shares of common stock in exchange for Pocono common stock and the remainder in cash. All option and warrant holders will be cashed out at closing. It is currently anticipated that the acquisition, which is subject to state and federal regulatory approval, approval by the shareholders of Pocono and other customary conditions to closing, is anticipated to be completed in the fall of 2007. As part of the agreement, Pocono will continue to operate under the Pocono name and logo, and will become a division of First Keystone National Bank, the Corporation's banking subsidiary.


ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2006. The composition of rate sensitive assets and rate sensitive liabilities as of June 30, 2007 is very similar to December 31, 2006.


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


     Item 2.    Changes in Securities, Use of Proceeds and Issuer
Purchases of Equity Securities



                                                     Total
                                                    Number          Maximum
                                                   of Shares       Number of
                                                   Purchased      Shares That
                                                  as Part of      May Yet Be
                     Total                         Publicly       Purchased
                      Number        Average       Announced       Under the
                   of Shares      Price Paid       Plans or         Plans or
     Period        Purchased       per Share       Programs         Programs
     ______        _________       _________       ________         ________
April 1 -
April 30,
2007               ----           ----            ----           123,098

May 1 -
May 31,
2007               ----           ----            ----           123,098

June 1 -
June 30,
2007               ----           ----            ----           123,098

Total              ----           ----            ----           123,098



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

31.1                Rule 13a-14(a)/15d-14(a) Certification of Chief
                    Executive Officer.

31.2                Rule 13a-14(a)/15d-14(a) Certification of Chief
                    Financial Officer.

32.1                Section 1350 Certification of Chief Executive
                    Officer.

32.2                Section 1350 Certification of Chief Financial
                    Officer.

                 (b) During the quarter ended June 30, 2006, the registrant filed the following reports on Form 8-K:

Date of Report  Item      Description
______________  ____      ___________

April 20, 2007  8.01      On April 20, 2007, the Registrant's
                          wholly owned subsidiary, The First
                          National Bank of Berwick, announced that effective April 30, 2007 the Bank will change its name to First Keystone
                          National Bank.

May 3, 2007     2.02      On April 30, 2007, First Keystone
                          Corporation issued a press release
                          announcing its earnings for the quarter
                          ended March 31, 2007.

May 10, 2007    8.01      On May 10, 2007, First Keystone
                          Corporation, First Keystone National
                          Bank and Pocono Community Bank entered
                          into an Agreement and Plan of Merger.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


August 6, 2007               /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



August 6, 2007               /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Chief Financial Officer
                             (Principal Accounting Officer)

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