Form 10-Q
period 2007-09-30
FIRST KEYSTONE CORP
filed 2007-11-09
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

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

                        Yes [ ]        No [X]


On October 31, 2007 there were 4,518,873 shares of the Registrant's common stock outstanding.

                   PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements

                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                                                  September       December
                                                     2007          2006
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $  6,330        $  5,881
Interest bearing deposits
   in other banks                                         8           4,307
Investment securities, available-
   for-sale securities carried at
   estimated fair value                             248,730         237,009
Investment securities, held-to-
   maturity securities, estimated
   fair value of $4,534 and $6,908                    4,542           6,929
Loans, net of unearned income                       267,883         251,757
Allowance for loan losses                            (3,796)         (3,671)
                                                   ________        ________
   Net loans                                       $264,087        $248,086
                                                   ________        ________
Premises and equipment-net                            4,983           5,016
Accrued interest receivable                           3,404           2,686
Cash surrender value of bank
   owned life insurance                              13,346          11,942
Goodwill                                              1,224           1,224
Other assets                                          4,885           2,840
                                                   ________        ________
   TOTAL ASSETS                                    $551,539        $525,920
                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 42,143        $ 41,361
   Interest bearing                                 350,765         342,659
                                                   ________        ________
      TOTAL DEPOSITS                               $392,908        $384,020
Short-term borrowings                                45,246          28,179
Long-term borrowings                                 57,280          57,535
Accrued interest and other
   expenses                                           2,965           2,581
Other liabilities                                       208             218
                                                   ________        ________
      TOTAL LIABILITIES                            $498,607        $472,533
                                                   ________        ________
STOCKHOLDERS' EQUITY
Common stock, par value
   $2 per share                                    $  9,511        $  9,511
Surplus                                              16,119          16,119
Retained earnings                                    35,170          33,793
Accumulated other comprehensive
   income                                            (1,813)           (126)
Less treasury stock at cost
   236,691 shares in 2007 and
   228,900 in 2006                                   (6,055)         (5,910)
                                                   ________        ________
   TOTAL STOCKHOLDERS' EQUITY                      $ 52,932        $ 53,387
                                                   ________        ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $551,539        $525,920
                                                   ========        ========

See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                (Unaudited)


(Amounts in thousands except per share data)

                                                  2007            2006
INTEREST INCOME
Interest and fees on loans                           $4,525          $4,223
Interest and dividend income
   on securities                                      3,303           3,012
Deposits in banks                                         2               1
                                                     ______          ______
   TOTAL INTEREST INCOME                             $7,830          $7,236
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $3,328          $2,951
Short-term borrowings                                   439             250
Long-term borrowings                                    702             709
                                                     ______          ______
   TOTAL INTEREST EXPENSE                            $4,469          $3,910
                                                     ______          ______
   Net interest income                               $3,361          $3,326
Provision for loan losses                                25             100
                                                     ______          ______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      $3,336          $3,226
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  137          $  122
Service charges and fees                                518             537
Bank owned life insurance income                        144             121
Gain on sale of loans                                    14              10
Investment securities gains
   (losses) - net                                        72              74
Other                                                    88              88
                                                     ______          ______
   TOTAL NON-INTEREST INCOME                         $  973          $  952
                                                     ______          ______
NON-INTEREST EXPENSES
Salaries and employee benefits                       $1,316          $1,279
Occupancy, net                                          171             154
Furniture and equipment                                 182             187
Professional services                                    70             115
State shares tax                                        138             131
Other                                                   553             514
                                                     ______          ______
   TOTAL NON-INTEREST EXPENSES                       $2,430          $2,380
                                                     ______          ______
Income before income taxes                           $1,879          $1,798
Income tax expense                                      338             295
                                                     ______          ______
Net Income                                           $1,541          $1,503
                                                     ______          ______
PER SHARE DATA <F1>
   Basic                                             $  .34          $  .33
   Diluted                                              .34             .33
   Cash dividends per share                             .22             .21


See Accompanying Notes to Consolidated Financial Statements

<F1>
Adjusted to reflect a 5% stock dividend declared October 24, 2006, to shareholders of record November 14, 2006, payable December 5, 2006.



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                (Unaudited)


(Amounts in thousands except per share data)
                                                 2007              2006
INTEREST INCOME
Interest and fees on loans                         $13,215         $12,171
Interest and dividend income
   on securities                                     9,508           8,968
Deposits in banks                                       64               6
                                                   _______         _______
   TOTAL INTEREST INCOME                           $22,787         $21,145
                                                   _______         _______
INTEREST EXPENSE
Deposits                                           $ 9,803         $ 8,028
Short-term borrowings                                  849             684
Long-term borrowings                                 2,078           2,167
                                                   _______         _______
   TOTAL INTEREST EXPENSE                          $12,730         $10,879
                                                   _______         _______
   Net interest income                             $10,057         $10,266
Provision for loan losses                              150             400
                                                   _______         _______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                    $ 9,907         $ 9,866
                                                   _______         _______
NON-INTEREST INCOME
Trust department                                   $   443         $   385
Service charges and fees                             1,489           1,538
Bank owned life insurance income                       404             347
Gain on sale of loans                                   61              13
Investment securities gains
   (losses) - net                                      339             269
Other                                                  232             168
                                                   _______         _______
   TOTAL NON-INTEREST INCOME                       $ 2,968         $ 2,720
                                                   _______         _______
NON-INTEREST EXPENSE
Salaries and employee benefits                     $ 3,961         $ 3,955
Occupancy, net                                         512             452
Furniture and equipment                                544             561
Professional services                                  342             298
State shares tax                                       411             389
Other                                                1,820           1,580
                                                   _______         _______
   TOTAL NON-INTEREST EXPENSES                     $ 7,590         $ 7,235
                                                   _______         _______
Income before income taxes                         $ 5,285         $ 5,351
Income tax expense                                     926             823
                                                   _______         _______
Net Income                                         $ 4,359         $ 4,528
                                                   =======         =======
PER SHARE DATA <F1>
   Basic                                           $   .96         $   .99
   Diluted                                             .96             .99
   Cash Dividends                                      .66             .63


See Accompanying Notes to Consolidated Financial Statements

<F1>
Adjusted to reflect a 5% stock dividend declared October 24, 2006, to shareholders of record November 14, 2006, payable December 5, 2006.



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED September 30, 2007 AND 2006
                                (Unaudited)


(Amounts in thousands)

                                                  2007            2006
OPERATING ACTIVITIES
Net income                                        $   4,359         $  4,528
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Provision for loan losses                            150              400
   Stock option expense                                   0                8
   Provision for depreciation
      and amortization                                  400              404
   Premium amortization on
      investment securities                              59              125
   Accretion of core deposit net
      discount                                           12                1
   Discount accretion on
      investment securities                            (382)            (379)
   Gain on sale of mortgage loans                       (61)             (13)
   Proceeds from sale of mortgage
      loans                                           5,640            5,658
   Originations of mortgage loans
      for resale                                     (3,225)          (3,713)
   Loss on sale of foreclosed
      real estate                                         0               13
   Gain on sales of investment
      securities                                       (339)            (269)
   Deferred income tax (benefit)                       (111)            (216)
   Increase in interest receivable
      and other assets                               (1,360)            (609)
   Increase in cash surrender value
      of bank owned life insurance                   (1,404)            (347)
   Increase in interest payable,
      accrued expenses and other
      liabilities                                       518              216
   Loss from sale of premises and
      equipment                                           3                0
                                                  _________         ________
   Net Cash Provided by Operating
      Activities                                  $   4,259         $  5,807
                                                  _________         ________
INVESTING ACTIVITIES
   Purchases of investment
      securities available-for-sale               $(113,271)        $(64,345)
   Purchase of investment securities
      held-to-maturity                                    0           (2,005)
   Purchase of investment in real
      estate ventures                                  (489)               0
   Proceeds from sales of investment
      securities available-for-sale                  85,188           52,266
   Proceeds from maturities and
      redemptions of investment
      securities available-for-sale                  14,404           21,790
   Proceeds from maturities and
      redemption of investment
      securities held-to-maturity                     2,385              308
   Net (increase) in loans                          (18,505)         (19,078)
   Purchase of premises and equipment                  (438)            (147)
   Proceeds from sale of foreclosed
      assets                                             41              198
   Proceeds from sale of premises
      and equipment                                       2                0
                                                  _________         ________
   Net Cash Used by Investing
      Activities                                  $ (30,683)        $(11,013)

FINANCING ACTIVITIES
   Net increase in deposits                       $   8,888         $ 23,574
   Net increase (decrease) in
      short-term borrowings                          17,068           (9,640)
   Net decrease in long-term
      borrowings                                       (255)          (5,000)
   Acquisition of treasury stock                       (145)          (1,255)
   Proceeds from sale of
      treasury stock                                      0               69
   Cash dividends                                    (2,982)          (2,877)
                                                  _________         ________
   Net Cash Provided by Financing
      Activities                                  $  22,574         $  4,871
                                                  _________         ________
   Decrease in Cash and Cash
      Equivalents                                    (3,850)            (335)
Cash and Cash Equivalents,
   Beginning                                         10,188            7,156
                                                  _________         ________
Cash and Cash Equivalents, Ending                 $   6,338         $  6,821
                                                  =========         ========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for:
      Interest                                    $  12,571         $ 10,890
      Income Taxes                                    1,021            1,065

See Accompanying Notes to Consolidated Financial Statements


                      FIRST KEYSTONE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2007
                             (Unaudited)

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

Past-Due Loans - Generally, a loan is considered to be past due when scheduled loan payments are in arrears 15 days or more. Delinquent notices are generated automatically when a loan is 15 days past due, depending on the type of loan. Collection efforts continue on loans past due beyond 60 days that have not been satisfied, when it is believed that some chance exists for improvement in the status of the loan. Past due loans are continually evaluated with the determination for charge-off being made when no reasonable chance remains that the status of the loan can be improved.

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

DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale.
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the nine months ended September 30, 2007 and the year ended December 31, 2006, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $0 at September 30, 2007 and $41,000 at December 31, 2006.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $128,000 in 2006, 2005 and 2004. The amortization of the investments in the limited partnerships were $78,000 and $75,000 for the nine months ended September 30, 2007 and 2006, respectively. In June of 2007 the Bank acquired a limited partnership interest in a real estate venture in the amount of $489,000. It is anticipated the venture will become operational by the end of 2007. The carrying value of the investments as of September 30, 2007 and December 31, 2006, was $1,005,000 and $595,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS 109, "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll-forward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Corporation will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The adoption of FIN 48 is not expected to have a material impact on the Corporation's consolidated financial condition, result of operations, or liquidity.

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

     In November 2005, the Financial Accounting Standards Board
(FASB) issued FASB Staff Position (FSP) 115 - "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments". This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other than temporary and recognized as a loss in the consolidated statement of income. Specifically, this guidance clarifies that an investor should recognize an impairment loss no later than when an impairment is deemed other than temporary, even if the decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. The Corporation has followed the guidance of this FSP in 2005, 2006 and 2007.

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

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine month periods ended September 30, 2007 and 2006 was approximately $285,000 and $193,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2007 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


Note 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended September 30, 2007, and September 30, 2006, were as follows:


(amounts in thousands)
                                                2007         2006
                                                ____         ____
Balance, January 1                               $3,671        $3,676
Provision charged to operations                     150           400
Loans charged off                                  (127)         (492)
Recoveries                                          102            38
                                                               ______   ______
Balance, September 30                            $3,796        $3,622
                                                               ======   ======


     At September 30, 2007, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $1,335,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At September 30, 2007, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non accrual loans at September 30, 2007 and December 31, 2006 were $1,335,000 and $1,704,000, respectively, all of which were considered impaired.

     Loans past due 90 days or more and still accruing interest amounted to $391,000 and $1,135,000 on September 30, 2007 and December 31, 2006, respectively.

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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at September 30, 2007 and December 31, 2006 were as follows:


(amounts in thousands)
                                           September 30,  December 31,
                                                2007          2006
                                                ____          ____
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                  $26,230         $33,811
  Financial standby letters
    of credit                                     1,379           1,160
  Performance standby letters
    of credit                                     1,152           2,155


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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at September 30, 2007, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.

Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended September 30, 2007, were are follows:



(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock       Surplus
                                         ______          ______     _______
Balance at January 1, 2007                4,755,564       $9,511       $16,119

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
Total Comprehensive
  income (loss)
Purchase of 7,791
  shares of treasury stock
Cash dividends -
  $.66 per share
                                          _________       ______       _______
Balance at September 30, 2007             4,755,564       $9,511       $16,119
                                          =========       ======       =======



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      __________
Balance at January 1, 2007                           $33,793       $  (126)

Comprehensive Income:
  Net Income                           $4,359          4,359
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                            (1,687)                      (1,687)
                                       ______
Total Comprehensive
  income (loss)                        $2,671
                                       ======
Purchase of 7,791
  shares of treasury stock
Cash dividends -
  $.66 per share                                      (2,982)
                                                     _______       _______
Balance at September 30, 2007                        $35,170       $(1,813)
                                                     =======       =======



(Amounts in thousands, except common share data)


                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2007                        $(5,910)       $53,387

Comprehensive Income:
  Net Income                                                       4,359
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                       (1,687)
Total Comprehensive
  income (loss)
Purchase of 7,791
  shares of treasury stock                           (145)          (145)
Cash dividends -
  $.66 per share                                                  (2,982)
                                                  _______        _______
Balance at June 30, 2007                          $(6,055)       $52,932
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

     The results of operations for the nine month period ended
September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of September 30, 2007, and the related consolidated statements of income for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007, and 2006. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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





/s/ J.H. Williams & Co., LLP
J. H. Williams & Co., LLP


Kingston, Pennsylvania
November 7, 2007

Item 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of September 30, 2007


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the third quarter of 2007 of $1,541,000, an increase of $38,000 or 2.5% from the third quarter of 2006. Nine months net income for the period ended September 30, 2007, amounted to $4,359,000, a decrease of 3.7% from the $4,528,000 net income reported September 30, 2006. Net interest income increased in the third quarter of 2007, but declined for the first nine months of 2007 when compared to the same period in 2006. The higher net interest income in the third quarter of 2007 was due to a steepening yield curve and some expansion of our net interest margin. Earnings were positively affected by a lower loan loss provision, increased non interest income, and continued excellent control over non interest expense. On a per share basis, net income per share was $.96 for the nine months of 2007, as compared to $.99 for the first nine months of 2006, while dividends increased to $.66 per share up from $.63 in 2006, or an increase of 4.8%.

     Year-to-date net income annualized amounts to a return on average common equity of 12.38% and a return on assets of 1.09%.
For the nine months ended September 30, 2006, these measures were 11.54% and 1.16%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 2007, interest income amounted to $7,830,000, an increase of $594,000 or 8.2% from the third quarter of 2006. Interest expense amounted to $4,469,000 in the third quarter of 2007, an increase of $559,000 or 14.3% over the third quarter of 2006. Accordingly, net interest income amounted to $3,361,000 in the third quarter of 2007, an increase of $35,000, or 1.1% from the third quarter of 2006. Year to date for the nine months ended September 30, 2007, total interest income increased $1,642,000, or 7.8% to $22,787,000 from $21,145,000 in the first nine months of 2006. Total interest expense increased $1,851,000, or 17.0% to $12,730,000 for the first nine months of 2007 from $10,879,000 in the first nine months of 2006. This resulted in net interest income decreasing $209,000 to $10,057,000 as of September 30, 2007 from $10,266,000 as of September 30, 2006.

     Our net interest margin for the quarter ended September 30, 2007, was 2.97% compared to 3.08% for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, our net interest margin was 2.94% compared to 3.17% for the first nine months of 2006.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 2007, was $25,000 compared to $100,000 for the third quarter of 2006. Year to date, the provision for loan losses amounts to $150,000 in 2007 as compared to the $400,000 provision for the period ended September 30, 2006. Net charge offs amounted to $25,000 for the nine months ended September 30, 2007, as compared to $454,000 for the first nine months of 2006.

     The allowance for loan losses as a percentage of loans, net of unearned interest was 1.42% as of September 30, 2007, and 1.46% as of December 31, 2006.


NON-INTEREST INCOME

     Total non interest or other income was $973,000 for the quarter ended September 30, 2007, as compared to $952,000 for the quarter ended September 30, 2006. Excluding investment security gains and losses, non interest income was $901,000 for the third quarter of 2007, as compared to $878,000 in the third quarter of 2006, an increase of 2.6%. For the nine months ended September 30, 2007, total non interest income was $2,968,000, as compared to $2,720,000, or a 9.1% increase from the first nine months of 2006. In both the third quarter of 2007 and for the nine months ended September 30, 2007, the increase in non-interest income was primarily the result of an increase in trust department revenue, an increase in bank owned life insurance income, an increase on gains on sale of loans, and an increase in other non interest income.


NON-INTEREST EXPENSES

     Total non interest, or other expenses, was $2,430,000 for the quarter ended September 30, 2007, as compared to $2,380,000 for the quarter ended September 30, 2006, an increase of $50,000 or 2.1%.

     For the nine months ended September 30, 2007, total non interest expense was $7,590,000, an increase of $355,000, or 4.9% over the first nine months of 2006. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses. Salaries and benefits amount to 52.2% of total non interest expense for the nine months ended September 30, 2007, as compared to 54.7% for the first nine months of 2006. Salaries and benefits amounted to $3,961,000 for the nine months ended September 30, 2007, an increase of $6,000, or 0.2% over the first nine months of 2006. Net occupancy expense, including furniture and equipment, amounted to $1,056,000 for the nine months ended September 30, 2007, an increase od $43,000, or 4.2% from 2006. Because of additional legal expenses, professional services increased $44,000 or 14.8% from the first nine months of 2006. State shares tax increased by $22,000 or 5.7% over the first nine months of 2006. Other non-interest expenses amounted to $1,820,000 for the nine months ended September 30, 2007, an increase of $240,000, or 15.2% from the first nine months of 2006. Even with the increase in non interest expenses in 2007, our overall non interest expense continues at less than 2.0% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 18.0% for the third quarter of 2007 as compared to 16.4% for the third quarter of 2006. For the nine months ended September 30, 2007, our tax liability amounted to $926,000 for an effective tax rate of 17.5% as compared to an effective tax rate of 15.4% for the first nine months of 2006.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $551,539,000 as of September 30, 2007, an increase of $25,619,000, or 4.9% over year end 2006. Total deposits increased to $392,908,000 as of September 30, 2007, an increase of $8,888,000, or 2.3% over year end 2006.

     The Corporation used the increase in total deposits to fund primarily an increase in loans. Total borrowings increased $16,812,000 from December 31, 2006. Short term borrowings increased to $45,246,000 as of September 30, 2007, up from $28,179,000 at year end 2006. Long term borrowings decreased slightly to $57,280,000 as of September 30, 2007, down $255,000 from $57,535,000 at year end 2006.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $267,883,000 as of September 30, 2007, an increase of $16,126,000, or 6.4% from year end 2006. The loan portfolio is well diversified and the increases in the portfolio has been primarily from increased originations of commercial real estate loans.

     In addition to loans, another primary earning asset is our investment portfolio which has increased in size from December 31, 2006, to September 30, 2007. Available for sale securities amounted to $248,730,000 as of September 30, 2007, an increase of $11,721,000, or 4.9% from year-end 2006. However, held to maturity securities decreased to $4,542,000 as of September 30, 2007, a decrease of $2,387,000, or 34.4% since year end 2006. Interest bearing deposits with banks decreased to $8,000 on September 30, 2007, as compared to $4,307,000 as of December 31, 2006.


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

NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of September 30, 2007, total non performing assets were $1,726,000 as compared to $2,880,000 on December 31, 2006. Non performing assets to total loans and foreclosed assets was 0.64% as of September 30, 2007, and 1.14% as of December 31, 2006.

     Interest income received on non performing loans as of September 30, 2007, was $0 compared to $14,000 as of December 31, 2006. Interest income, which would have been recorded on these loans under the original terms as of September 30, 2007, and December 31, 2006, was $77,000 and $133,000, respectively. As of September 30, 2007 and December 31, 2006, there was no outstanding commitments to advance additional funds with respect to these non-performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $8,888,000 as non interest bearing deposits increased by $782,000 and interest bearing deposits increased by $8,106,000 as of September 30, 2007, from year end 2006. Total short term and long term borrowings increased by $16,812,000 from year end 2006.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available for sale decreased shareholders' equity, or capital net of taxes, by $1,813,000 as of September 30, 2007, and $126,000 as of December 31, 2006. Our stock repurchase plan repurchased 236,691 shares as treasury stock as of September 30, 2007 and 228,900 shares as treasury stock as of December 31, 2006. This had an effect of our reducing our total stockholders' equity by $6,055,000 on September 30, 2007, and $5,910,000 as of December 31, 2006.

     Total stockholders' equity was $52,932,000 as of September 30, 2007, and $53,387,000 as of December 31, 2006. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2007, our leverage ratio was 9.95% compared to 9.94% as of December 31, 2006. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2007, were 16.16% and 17.35%, respectively. The same ratios as of December 31, 2006, were 17.45% and 18.82%, respectively.


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

COMMITMENTS

     On November 1, 2007, First Keystone Corporation completed the acquisition of Pocono Community Bank ("Pocono") through the merger of Pocono with and into First Keystone National Bank pursuant to the Agreement and Plan of Merger dated as of May 10, 2007 (the "Merger Agreement") between First Keystone Corporation, First Keystone National Bank and Pocono. The three Pocono branches acquired will operate under the name "Pocono Community Bank, a division of First Keystone National Bank."

     In the merger, Pocono shareholders received either 0.8944 shares of First Keystone Corporation common stock for each share of Pocono common stock or $ 16.10 in cash for each share held, depending on shareholder elections and subject to the allocation provisions of the Merger Agreement. All outstanding options and warrants were cashed out and cancelled. In connection with the Merger, First Keystone Corporation paid to the former shareholders of Pocono, in the aggregate, $11,327,927 million in cash and issued to the former shareholders of Pocono, in the aggregate, 932,203 shares of First Keystone's common stock.


ITEM 3.   Quantitative and Qualitative Disclosures
          About Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2006. The composition of rate sensitive assets and rate sensitive liabilities as of September 30, 2007 is very similar to December 31, 2006.


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


Item 2.     Changes in Securities, Use of Proceeds and Issuer
            Purchases of Equity Securities


                                                     Total
                                                    Number          Maximum
                                                   of Shares       Number of
                                                   Purchased      Shares That
                                                  as Part of      May Yet Be
                     Total                         Publicly       Purchased
                      Number        Average       Announced       Under the
                   of Shares      Price Paid       Plans or         Plans or
     Period        Purchased       per Share       Programs         Programs
     ______        _________       _________       ________         ________
July 1 -
July 31,
2007               ----           ----            ----           123,098

August 1 -
August 31,
2007               ----           ----            ----           123,098

Sept. 1 -
Sept. 30,
2007               ----           ----            ----           123,098

Total              ----           ----            ----           123,098



Item 3.     Defaults Upon Senior Securities

            None.


Item 4.     Submission of Matters to a Vote of Security Holders

            Annual Meeting of Shareholders of First Keystone
            Corporation held on Tuesday, April 17, 2007 at 10:00 a.m.


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

Matters Voted Upon:
------------------

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

31.1                Rule 13a-14(a)/15d-14(a) Certification of Chief
                    Executive Officer.

31.2                Rule 13a-14(a)/15d-14(a) Certification of Chief
                    Financial Officer.

32.1                Section 1350 Certification of Chief Executive
                    Officer.

32.2                Section 1350 Certification of Chief Financial
                    Officer.


    (b) During the quarter ended September 30, 2007, the registrant filed the following reports on Form 8-K:

Date of Report      Item      Description
______________      ____      ___________

August 1, 2007      2.02      On July 31, 2006, the Registrant
                              issued a press release announcing its
                              earnings for the quarter ended
                              September 30, 2007.

August 31, 2007     8.01      On August 31, 2007, the Registrant
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


                             FIRST KEYSTONE CORPORATION
                             Registrant


November 8, 2007             /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



November 8, 2007             /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Chief Financial Officer
                             (Principal Accounting Officer)

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