Form 10-K
period 2007-12-31
FIRST KEYSTONE CORP
filed 2008-03-17
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒          ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2007

Or

☐           TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file Number:  2-88927

FIRST KEYSTONE CORPORATION

(Exact name of registrant as specified in its Charter)

Pennsylvania	23-2249083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

111 West Front Street, Berwick, Pennsylvania	18603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (570) 752-3671

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $2.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2007, determined by using a per share closing price on that date of $18.85, as quoted on The Over The Counter Bulletin Board, was $73,777,637.

At March 7, 2008, there were 5,440,076 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2008 definitive Proxy Statement are incorporated by reference in Part III of this Report.

FIRST KEYSTONE CORPORATION

FORM 10-K

iii

FIRST KEYSTONE CORPORATION

FORM 10-K

PART I

Forward Looking Statements

The management of First Keystone Corporation (Corporation), has made forward-looking statements in this annual report on Form 10-K.  These forward-looking statements may be subject to risks and uncertainties.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiary, First Keystone National Bank (Bank).  When words such as “believes,” “expects,” “anticipates” or similar expressions occur in this annual report, management is making forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this annual report, could affect the future financial results of the Corporation and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this annual report on Form 10-K.  These factors include the following:

•	operating, legal and regulatory risks;
•	economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and
•	the risk that our analyses of these risks and forces could be incorrect and or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review the risk factors described in other documents that are filed periodically with the Securities and Exchange Commission (SEC).

ITEM 1.       BUSINESS

First Keystone Corporation is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System.  The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First Keystone National Bank.  The Corporation has one wholly-owned subsidiary, the Bank, which has a commercial banking operation and trust department as its major lines of business.  Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank.  Greater than 98% of the company’s revenue and profit came from the commercial banking department for the years ended December 31, 2007, 2006, and 2005, and was the only reportable segment.  At December 31, 2007, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $681 million, $493 million and $71 million, respectively.

The Bank was organized in 1864.  The Bank is a national banking association that is a member of the Federal Reserve System.  Its deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent of the law regulated by The Office of the Comptroller of the Currency (OCC).  The Bank, has fourteen branch locations (five branches within Columbia County, four branches within Luzerne County, one branch in Montour County, and four branches within Monroe County, Pennsylvania), and is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern and Central Pennsylvania market area.  The Bank’s commercial banking activities include accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans.  Additionally, the Bank also provides personal and corporate trust and agency services to individuals, corporations, and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management of pension and profit sharing plans.

Acquisition

Effective November 1, 2007, the Corporation completed its acquisition of Pocono Community Bank through the merger of Pocono with and into the Bank.  On the acquisition date, Pocono Community Bank had approximately $150 million in assets, $105 million in loans and $110 million in deposits.  Headquartered in Stroudsburg, Pennsylvania and organized in 1996, Pocono had 4 banking offices located in Montour County, Pennsylvania.  The acquisition expands the branch network of the Corporation and provides Pocono customers with a broader array of products and services.  The Pocono branches continue to operate as a division of the Bank under the name “Pocono Community Bank, a division of First Keystone National Bank.”

Supervision and Regulation

The Corporation is subject to the jurisdiction of the SEC and of state securities laws for matters relating to the offering and sale of its securities.  The Corporation is currently subject to the SEC’s rules and regulations relating to company’s whose shares are registered under Section 12 of the Securities Exchange Act of 1934, as amended.

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

The Bank Holding Company Act also prohibits acquisition of control of a bank holding company, such as the Corporation, without prior notice to the Federal Reserve Board.  Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of a bank holding company or to vote 25% (or 10%, if no other person or persons acting on concert, holds a greater percentage of the Common Stock) or more of the Corporation’s Common Stock.

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

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, and the activities of a bank with respect to mergers and consolidations and the establishment of branches.

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

Legislation and Regulatory Changes

From time to time, various types of federal and state legislation have been proposed that could result in additional regulations of, and restrictions on, the business of the Bank.  It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

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

Federal Deposit Insurance Corporation Improvement Act of 1991

The FDICIA established five different levels of capitalization of financial institutions, with “prompt corrective actions” and significant operational restrictions imposed of institutions that are capital deficient under the categories.  The five categories are:

•  well capitalized

•  adequately capitalized

•  undercapitalized

•  significantly undercapitalized, and

•  critically undercapitalized.

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level.  An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%.  Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels.  In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice.  Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.  On December 31, 2007 the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency.

Other Provisions of FDICIA

Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available.  In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at “large institutions” (as defined by FDIC regulation) must include members with banking or financial management expertise.  The audit committee at “large institutions” must also have access to independent outside counsel.  In addition, an institution must notify the FDIC and the institution’s primary regulator of any change in the institutions independent auditor, and annual management letters must be provided to the FDIC and the depository institution’s primary regulator.  The regulations define a “large institution” as one with over $500 million in assets, which does include the Bank.  Also, under the rule, an institution’s independent auditor must examine the institution’s internal controls over financial reporting and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

Under FDICIA, each federal banking agency must prescribe certain safety and soundness standards for depository institutions and their holding companies.  Three types of standards must be prescribed:

•  asset quality and earnings

•  operational and managerial, and

•  compensation

Such standards would include a ratio of classified assets to capital, minimum earnings, and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies.  Operational and managerial standards must relate to:

•  internal controls, information systems and internal audit systems

•  loan documentation

•  credit underwriting

•  interest rate exposure

•  asset growth, and

•  compensation, fees and benefits

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

Regulatory Capital Requirements

The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off balance sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

The following table presents the Corporation’s capital ratios at December 31, 2007.

(In Thousands)
Tier I Capital	$49,970
Tier II Capital	5,047
Total Capital	$55,017

Adjusted Total Average Assets	$649,217
Total Adjusted Risk-Weighted Assets(1)	421,285

Tier I Risk-Based Capital Ratio(2)	11.86%
Required Tier I Risk-Based Capital Ratio	4.00%
Excess Tier I Risk-Based Capital Ratio	7.86%
Total Risk-Based Capital Ratio(3)	13.06%
Required Total Risk-Based Capital Ratio	8.00%
Excess Total Risk-Based Capital Ratio	5.06%
Tier I Leverage Ratio(4)	7.96%
Required Tier I Leverage Ratio	4.00%
Excess Tier I Leverage Ratio	3.96%

(1) Includes off-balance sheet items at credit-equivalent values less intangible assets.

(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.

(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.

(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.

The Corporation’s ability to maintain the required levels of capital is substantially dependent upon the success of Corporation’s capital and business plans; the impact of future economic events on the Corporation’s loan customers; and the Corporation’s ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses.  See also, the information under the caption “Capital Strength” appearing on page 25 of this 2007 Annual Report on Form 10-K.

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

Effects of Inflation

Inflation has some impact on the Bank’s operating costs.  Unlike industrial companies, however, substantially all of the Bank’s assets and liabilities are monetary in nature.  As a result, interest rates have a more significant impact on the Bank’s performance than the general levels of inflation.  Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

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

Interest Rate Risk

Federal banking agency regulations specify that the Bank’s capital adequacy include an assessment of the Bank’s interest rate risk  exposure.  The standards for measuring the adequacy and effectiveness of a banking organization’s Interest Rate Risk (IRR) management includes a measurement of Board of Directors and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization.  First Keystone National Bank has internal IRR models that are used to measure and monitor IRR.  Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years.  For these reasons, the Corporation does not expect the addition of IRR evaluation to the agencies’ capital guidelines to result in significant changes in capital requirements for the Bank.

The Gramm-Leach-Bliley Act of 2000

In 2000, the Gramm-Leach-Bliley Act became law, which is also known as the Financial Services Modernization Act.  The act repealed some Depression-era banking laws and will permit banks, insurance companies and securities firms to engage in each others’ businesses after complying with certain conditions and regulations.  The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis.  At this time, our company has no plans to pursue these additional possibilities.

The Sarbanes-Oxley Act

In 2002, the Sarbanes-Oxley Act became law.  The Act was in response to public concerns regarding corporate accountability in connection with recent high visibility accounting scandals.  The stated goals of the Sarbanes-Oxley Act are:

•	to increase corporate responsibility;
•	to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies; and
•	to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file periodic reports with the SEC under the Securities Exchange Act of 1934.  The legislation includes provisions, among other things:

•	governing the services that can be provided by a public company’s independent auditors and the procedures for approving such services;
•	requiring the chief executive officer and chief financial officer to certify certain matters relating to the company’s periodic filings under the Exchange Act;
•	requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest;
•	increasing disclosure requirements relating to critical financial accounting policies and their application;
•	increasing penalties for securities law violations; and
•	creating a public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms.

The American Jobs Creation Act of 2004

In 2004, the American Jobs Creation Act was enacted as the first major corporation tax act in years.  The act addresses a number of areas of corporate taxation including executive deferred compensation restrictions.  The impact of the act on the Corporation is unknown at this time, but management is monitoring its developments.

History and Business - Bank

The Bank’s legal headquarters are located at 111 West Front Street, Berwick, Pennsylvania.

As of December 31, 2007, the Bank had total assets of $681,207,000, total shareholders’ equity of $70,924,000 and total deposits and other liabilities of $610,283,000.

The Bank engages in a full-service commercial banking business, including accepting time and demand deposits, and making secured and unsecured commercial and consumer loans.  The Bank’s business is not seasonal in nature.  Its deposits are insured by the FDIC to the extent provided by law.  The Bank has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board.  Substantially all of the loans in the Bank’s portfolio have been originated by the Bank.  Policies adopted by the Board of Directors are the basis by which the Bank conducts its lending activities.

At December 31, 2007, the Bank had 151 full-time employees and 27 part-time employees.  In the opinion of management, the Bank enjoys a satisfactory relationship with its employees.  The Bank is not a party to any collective bargaining agreement.

Competition - Bank

The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions.  The Bank’s major competitors in Columbia, Luzerne, Montour, and Monroe counties are:

•   First Columbia Bank & Trust Co. of Bloomsburg

•   PNC Bank, N.A.

•   Columbia County Farmers National Bank of Bloomsburg

•   M & T Bank

•   FNB Bank, NA

•   Wachovia Bank

•   Sovereign Bank

•   Citizens Bank

•   ESSA Bank & Trust

•   First National Community Bank

•   North Penn Bank

•   Wayne Bank

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

Available Information

The Corporation’s common stock is registered under Section 12(b) of the Securities Exchange Act of 1934.  The Corporation is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the Securities and Exchange Commission.  The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Corporation is an electronic filer with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The SEC’s internet site address is www.sec.gov.

A copy of the Corporation’s Annual Report on Form 10-K may be obtained without charge at www.fkyscorp.com or via email at info@fknbank.com.  Information may also be obtained via written request to Investor Relations at First Keystone Corporation, Attention: Cheryl Wynings, 111 West Front Street, P.O. Box 289, Berwick, Pennsylvania 18603.

ITEM 1A.     RISK FACTORS

Investments in First Keystone Corporation common stock involve risk.  The market price of First Keystone common stock may fluctuate significantly in response to a number of factors, including:

The Corporation Is Subject To Interest Rate Risk

The Corporation’s earnings and cash flows are largely dependent upon its net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System.  Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (I) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed securities portfolio.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s Profitability Depends Significantly On Economic Conditions In The Commonwealth of Pennsylvania

The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Corporation operates.  Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Columbia, Luzerne, Montour, and Monroe Counties.  The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources.  Also a significant decline in general economic conditions could impact the local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Operates In A Highly Competitive Industry

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional, and community banks within the various markets the Corporation operates.  Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Corporation currently operates.  The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures.

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

•      The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•      The ability to expand the Corporation’s market position.

•      The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•      The rate at which the Corporation introduces new products and services relative to its competitors.

•      Customer satisfaction with the Corporation’s level of service.

•      Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Is Subject To Extensive Government Regulation and Supervision

The Corporation, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

The Corporation Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Corporation they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Trading Volume In The Corporation’s Common Stock Is Less Than That Of Other Larger Financial Services Companies

The Corporation’s common stock is currently not listed but traded on the Over The Counter Bulletin Board.  As a result, trading volume is less than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control.  Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

The Corporation Is Subject To Lending Risk

As of December 31, 2007, approximately 58.4% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If The Corporation’s Allowance For Loan Losses Is Not Sufficient To Cover Actual Loan Losses, Its Earnings Could Decrease

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment.  The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results.  In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions.  If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements.  Material additions to the Corporation’s allowance would materially decrease its net income. At December 31, 2007, its allowance for loan losses totaled $5.05 million, representing 1.8% of its average total loans.

Although the Corporation believes it has underwriting standards to manage normal lending risks, it is difficult to assess the future performance of its loan portfolio due to the relatively recent origination of many of these loans.  The Corporation cannot assure that its non-performing loans will not increase or that its non-performing or delinquent loans will not adversely affect its future performance.

In addition, federal and state regulators periodically review the Corporation’s allowance for loan losses and may require it to increase its allowance for loan losses or recognize further loan charge-offs.  Any increase in its allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on its results of operations and financial condition.

The Corporation’s Ability To Pay Dividends Is Subject to Limitations

The Corporation is a bank holding company and its operations are conducted by First Keystone National Bank, which is a separate and distinct legal entity.  Substantially all of the Corporation’s assets are held by First Keystone National Bank.

The Corporation’s ability to pay dividends depends on its receipt of dividends from First Keystone National Bank, is its primary source of dividends.  Dividend payments from First Keystone National Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies.  The ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements.  There is no assurance that First Keystone National Bank will be able to pay dividends in the future or that the Corporation will generate adequate cash flow to pay dividends in the future.  The Corporation’s failure to pay dividends on its common stock could have material adverse effect on the market price of its common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.      DESCRIPTION OF PROPERTIES

The Corporation and its subsidiary occupies sixteen properties in Columbia, Luzerne, Montour, and Monroe counties in Pennsylvania, which are used principally as banking offices. Properties owned are:

•    Main Office located at 111 West Front Street, Berwick, Pennsylvania 18603;

•    Salem Office located at 400 Fowler Avenue, Berwick, Pennsylvania 18603;

•    Freas Avenue Office located at 701 Freas Avenue, Berwick, Pennsylvania 18603;

•    Scott Township Office located at Central Road and Route 11, Bloomsburg, Pennsylvania 17815;

•    Mifflinville Office located at Third and Race Streets, Mifflinville, Pennsylvania 18631;

•    Hanover Township Office located at 1540 Sans Souci Highway, Wilkes-Barre, Pennsylvania 18706;

•    Danville Office located at 1519 Bloom Road, Danville, Pennsylvania 17821;

•    Mountainhome Office located at Route 390 & Price’s Drive, Mountainhome, Pennsylvania 18342;

•    Brodheadsville Office located at Route 209, Brodheadsville, Pennsylvania 18322;

•    Swiftwater Office located at Route 611, Swiftwater, Pennsylvania 18370;

•    Vacant lot held for expansion located at 117-119 West Front Street, Berwick, Pennsylvania 18603;

•    Parking lot located at Second and Market Streets, Berwick, Pennsylvania 18603; and

•    16 ATM’s located in Columbia, Luzerne, Montour, and Monroe counties.

Properties leased are:

•    Briar Creek Office located inside the Giant Market at 50 Briar Creek Plaza, Berwick, Pennsylvania 18603;

•    Nescopeck Office located at 437 West Third Street, Nescopeck, Pennsylvania 18635;

•    Kingston Office located at 179 South Wyoming Avenue, Kingston, Pennsylvania 18704;

•    Stroudsburg Office located at 559 Main Street, Stroudsburg, Pennsylvania 18360;

•    Operations Center located at 105 Market Street, Berwick, Pennsylvania 18603;

•    Operations Center located at 610 Main Street, Stroudsburg, Pennsylvania 18360; and

•    Vacant lot held for expansion located at State Route 309, Mountaintop, Pennsylvania 18707.

ITEM 3.      LEGAL PROCEEDINGS

The Corporation and/or the Bank are defendants in various legal proceedings arising in the ordinary course of their business.  However, in the opinion of management of the Corporation and the Bank, there are no proceedings pending to which the Corporation and the Bank is a party or to which their property is subject, which, if determined adversely to the Corporation and the Bank, would be material in relation to the Corporation’s and Bank’s individual profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Corporation and the Bank.  In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities or others.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s Common Stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol “FKYS.OB”.  The following table sets forth:

•    The quarterly high and low prices for a share of the Corporation’s Common Stock during the periods indicated as reported to the management of the Corporation and

•    Quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2006.

The following table reflects the high and low closing sale prices reported for First Keystone Corporation’s common stock, and the cash dividends declared on First Keystone Corporation’s common stock, for the periods indicated, after giving retroactive effect to a 5% stock dividend paid December 5, 2006.

MARKET VALUE OF COMMON STOCK

	High	Low	Per Share Dividend
2007:
First quarter	$19.00	$17.50	$.22
Second quarter	$21.75	$17.90	$.22
Third quarter	$19.25	$17.00	$.22
Fourth quarter	$18.25	$15.80	$.22

2006:
First quarter	$19.91	$18.57	$.21
Second quarter	$19.05	$17.43	$.21
Third quarter	$19.33	$16.81	$.21
Fourth quarter	$19.20	$17.29	$.22

As of December 31, 2007, the Corporation had approximately 820 shareholders of record.

The Corporation has paid dividends since commencement of business in 1984.  It is the present intention of the Corporation’s Board of Directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the

Corporation considers dividend policy.  Cash available for dividend distributions to shareholders of the Corporation must initially come from dividends paid by the Bank to the Corporation.  Therefore, the restrictions on the Bank’s dividend payments are directly applicable to the Corporation.

Transfer Agent:

Registrar and Transfer Company	(800) 368-5948
10 Commerce Drive
Cranford, NJ 07016-3752

The following brokerage firms make a market in First Keystone Corporation common stock:

RBC Dain Rauscher	(800) 223-4207
Janney Montgomery Scott LLC	(800) 526-6397
Stifel, Nicolas	(800) 223-6807
Boenning & Scattergood, Inc.	(800) 842-8928
Ferris Baker Watts, Inc.	(800) 638-7411

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

The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank’s preferred stock (if any) have been paid in full.  The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock.  In addition, under the Federal Deposit Insurance Act (912 U.S.C. Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice.  As of December 31, 2007, there was $439,000 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.

Dividend Restrictions on the Corporation

Under the Pennsylvania Business Corporation Law of 1988, as amended, the Corporation may not pay a dividend if, after giving effect thereto, either:

•   The Corporation would be unable to pay its debts as they become due in the usual course of business or;

•   The Corporation’s total assets would be less than its total liabilities.

The determination of total assets and liabilities may be based upon:

•   Financial statements prepared on the basis of generally accepted accounting principles,

•   Financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances, or;

•   A fair valuation or other method that is reasonable under the circumstances.

Equity Compensation Plan Information

Information regarding the Corporation’s equity compensation plan is incorporated herein by reference from the “Equity Compensation Plan Information” section of the Corporation’s 2008 definitive proxy statement filed on Schedule 14A.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on the corporation’s common stock during the period December 31, 2002, through and including December 31, 2007, with

•    the cumulative total return on the SNL Securities Corporate Performance Index(1) for banks with less than $500 million in total assets in the Middle Atlantic area(2), and

•    the cumulative total return for all United States stocks traded on the NASDAQ Stock Market.

The comparison assumes $100 was invested on December 31, 2002, in the corporation’s common stock and in each of the indices below and assumes further the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

FIRST KEYSTONE CORPORATION

Total Return Performance

	Period Ending
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First Keystone Corporation	100.00	142.68	138.77	128.92	126.01	116.06
NASDAQ - Total US	100.00	150.01	162.89	165.13	180.85	198.60
SNL <$500M Bank Index	100.00	145.97	168.49	178.39	187.41	152.17

(1) SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

(2) The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey, New York, the District of Columbia and Puerto Rico.

ITEM 6.      SELECTED FINANCIAL DATA

	Year Ended December 31,
(Amounts in thousands, except per share)	2007	2006	2005	2004	2003

SELECTED FINANCIAL DATA:
Total Assets	$681,207	$525,920	$512,399	$497,615	$481,840
Total Investment securities	246,059	243,938	251,536	239,053	231,272
Net loans	371,557	248,086	230,917	229,972	225,549
Total Deposits	493,041	384,020	362,796	357,956	343,020
Stockholders’ equity	70,924	53,387	53,443	53,312	51,351

SELECTED OPERATING DATA:
Interest income	$31,899	$28,577	$26,382	$25,036	$25,063
Interest expense	17,785	14,972	11,621	10,006	10,200
Net interest income	$14,114	$13,605	$14,761	$15,030	$14,863
Provision for loan losses	150	500	750	1,750	500
Net interest income after provision for loan and lease losses	$13,964	$13,105	$14,011	$13,280	$14,363
Other income	4,199	3,788	3,782	4,596	3,275
Other expense	10,645	9,515	9,583	9,426	8,371
Income before income taxes	$7,518	$7,378	$8,210	$8,450	$9,267
Income tax expense	1,391	1,188	1,363	1,663	1,950
Net income	$6,127	$6,190	$6,847	$6,787	$7,317

PER COMMON SHARE DATA:
Net income	$1.31	$1.35	$1.48	$1.47	$1.58
Cash dividends	.88	.85	.78	.70	.62

PERFORMANCE RATIOS:
Return on average assets	1.09%	1.20%	1.35%	1.37%	1.57%
Return on average equity	10.48%	11.76%	12.65%	12.76%	14.27%
Dividend payout ratio	68.25%	62.63%	52.61%	47.41%	39.41%
Average equity to average assets ratio	10.37%	10.19%	10.69%	10.76%	11.00%

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of Management’s Discussion and Analysis of First Keystone Corporation, a bank holding company (the Corporation), and its wholly owned subsidiary, First Keystone National Bank (the Bank), is to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data contained herein. Refer to Forward Looking Statements on page 1 for detailed information.

This annual report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995), which reflect management’s beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation’s ability to effectively carry out its business plans and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

ACQUISITION

On November 1, 2007, the Corporation acquired Pocono Community Bank (hereinafter referred to as Pocono) of Stroudsburg, Pennsylvania. Pocono was a $120 million bank which operated four full-service banking offices in Monroe County, Pennsylvania. Period-to-period comparisons and the Management’s Discussion are impacted by this acquisition when 2007 results are compared to 2006. The tables in Management’s Discussion include contributions of this acquisition as well as internal changes. Refer to Note 2 on page 43 of the Notes to Consolidated Financial Statements for detailed information.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Versus Year Ended December 31, 2006

Net income decreased to $6,127,000 for the year ended December 31, 2007, as compared to $6,190,000 for the prior year, a decrease of 1.0%. Earnings per share, both basic and diluted, for 2007 were $1.31 as compared to $1.35 in 2006. Cash dividends per share increased to $.88 in 2007 from $.85 in 2006, an increase of 3.5%. The Corporation’s return on average assets was 1.09% in 2007 as compared to 1.20% in 2006. Return on average equity decreased to 10.48% in 2007 from 11.76% in 2006. An increase in earning asset levels resulted in an overall increase of interest income to $31,899,000 up $3,322,000 or 11.6% from 2006. Likewise, there was the accompanying increase in deposits and borrowings which resulted in interest expense of $17,785,000 in 2007, an increase of $2,813,000 or 18.8% from 2006. The majority of the increases in earning assets and deposits were a result of merging Pocono into the Corporation.

Net interest income, as indicated below in Table 1, increased by $509,000 or 3.7% to $14,114,000 for the year ended December 31, 2007. The Corporation’s net interest income on a fully taxable equivalent basis increased by $193,000, or 1.3% to $15,493,000 in 2007 as compared to a decrease of $1,326,000, or 8.0% to $15,300,000 in 2006.

Year Ended December 31, 2006 Versus Year Ended December 31, 2005

Net income decreased to $6,190,000 for the year ended December 31, 2006, as compared to $6,847,000 for the prior year, a decrease of 9.6%. Earnings per share, both basic and diluted, for 2006 were $1.35 as compared to $1.48 in 2005. Cash dividends per share increased to $.85 in 2006 from $.78 in 2005, an increase of 9.0%.

The Corporation’s return on average assets was 1.20% in 2006 as compared to 1.35% in 2005. Return on average equity decreased to 11.76% in 2006 from 12.65% in 2005. The series of increases in interest rates in 2005 ended in 2006 and resulted in an overall increase of interest income to $28,577,000 up 8.3% from 2005. Likewise, there was the accompanying increase in the cost of funds which resulted in interest expense of $14,972,000 in 2006, an increase of 28.8% from 2005. The increases in deposit rates in 2006 and the flattened yield curve resulted in interest expense increasing faster than interest income.

Table 1 — Net Interest Income

(Amounts in thousands)	2007/2006				2006/2005
	Increase/(Decrease)				Increase/(Decrease)
	2007	Amount	%	2006	Amount	%	2005
Interest Income	$31,899	$3,322	11.6	$28,577	$2,195	8.3	$26,382
Interest Expense	17,785	2,813	18.8	14,972	3,351	28.8	11,621

Net Interest Income	14,114	509	3.7	13,605	(1,156)	(7.8)	14,761
Tax Equivalent Adjustment	1,379	(316)	(18.6)	1,695	(170)	(9.1)	1,865

Net Interest Income (fully tax equivalent)	$15,493	$193	1.3	$15,300	$(1,326)	(8.0)	$16,626

Table 2 — Distribution of Assets, Liabilities and Stockholders’ Equity

	2007			2006			2005
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest Earning Assets:
Loans:
Commercial(1)	$21,054	$1,938	9.20%	$28,120	$2,003	7.12%	$30,933	$1,953	6.31%
Real Estate(1)	234,465	15,993	6.82%	198,854	13,200	6.64%	182,019	11,501	6.32%
Installment Loans, Net(1),(2)	21,097	1,263	5.99%	17,681	1,402	7.93%	19,706	1,492	7.57%
Fees on Loans	—	(31)	—%	—	(39)	—%	—	(26)	—%
Total Loans (Including Fees)(3)	$276,616	$19,163	6.93%	$244,655	$16,566	6.77%	$232,658	$14,920	6.41%

Investment Securities:
Taxable	$179,431	$9,894	5.51%	$156,109	$8,488	5.44%	$158,749	$7,638	4.81%
Tax Exempt(1)	66,844	4,124	6.17%	82,669	5,188	6.28%	87,564	5,635	6.44%
Total Investment Securities	$246,275	$14,018	5.69%	$238,778	$13,676	5.73%	$246,313	$13,273	5.39%
Interest Bearing Deposits in Banks	1,086	66	6.05%	606	31	5.12%	1,784	51	2.85%
Federal Funds Sold	688	31	4.56%	—	—	—%	90	3	3.04%
Total Other Interest-Earning Assets	1,774	97	5.47%	606	31	5.12%	1,874	54	2.86%
Total Interest-Earning Assets	$524,665	$33,278	6.34%	$484,039	$30,273	6.25%	$480,845	$28,247	5.87%

Non-Interest Earning Assets:
Cash and Due From Banks	$8,132			$7,437			$7,006
Allowance for Loan Losses	(3,960)			(3,662)			(3,738)
Premises and Equipment	5,519			4,991			5,230
Foreclosed Assets Held for Sale	—			229			150
Other Assets	29,741			23,707			17,028
Total Non-Interest Earning Assets	39,432			32,702			25,676
Total Assets	$564,097			$516,741			$506,521

Interest-Bearing Liabilities:
Savings, NOW Accounts, and Money Markets	$154,200	$3,681	2.39%	$136,481	$2,921	2.14%	$137,134	$1,711	1.25%
Time Deposits	214,232	9,876	4.61%	202,780	8,263	4.07%	191,455	6,394	3.34%
Short-Term Borrowings	14,551	735	5.05%	6,909	352	5.09%	5,039	179	3.56%
Long-Term Borrowings	58,345	2,901	4.97%	62,376	2,895	4.64%	66,305	3,017	4.55%
Fed Funds Purchased	11	—	4.65%	—	—	—%	—	—	—%
Securities Sold U/A to Repurchase	14,553	592	4.07%	13,411	542	4.04%	10,770	320	2.97%
Total Interest-Bearing Liabilities	$455,892	$17,785	3.90%	$421,957	$14,973	3.55%	$410,703	$11,621	2.83%

Non-Interest Bearing Liabilities:
Demand Deposits	$43,795			$39,076			$38,177
Other Liabilities	5,940			3,074			3,511
Stockholders’ Equity	58,470			52,634			54,130
Total Liabilities/Stockholders’ Equity	$564,097			$516,741			$506,521

Net Interest Income Tax Equivalent		$15,493			$15,300			$16,626

Net Interest Spread			2.44%			2.70%			3.04%

Net Interest Margin			2.95%			3.16%			3.46%

(1)Tax-exempt income has been adjusted to a tax equivalent basis using an incremental rate of 34%, and statutory interest expense disallowance.

(2)Installment loans are stated net of unearned interest.

(3)Average loan balances include non-accrual loans.  Interest income on non-accrual loans is not included.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, including deposits and other borrowings. The amount of interest income is dependent upon both the volume of earning assets and the level of interest rates. In addition, the volume of non-performing loans affects interest income. The amount of interest expense varies with the amount of funds needed to support earning assets, interest rates paid on deposits and borrowed funds, and finally, the level of interest free deposits.

Table 2 on the preceding pages provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2007, 2006, and 2005.

The yield on earning assets was 6.34% in 2007, 6.25% in 2006, and 5.87% in 2005. The rate paid on interest bearing liabilities was 3.90% in 2007, 3.55% in 2006, and 2.83% in 2005. This resulted in a decrease in our net interest spread to 2.44% in 2007, as compared to 2.70% in 2006 and 3.04% in 2005.

As Table 2 illustrates, the net interest margin, which is interest income less interest expenses divided by average earnings assets, was 2.95% in 2007 as compared to 3.16% in 2006 and 3.46% in 2005. The net interest margins are presented on a tax-equivalent basis. The decreases in net interest margin in 2007 and 2006 were due primarily to the increased interest paid on  interest bearing liabilities.  This was a result of more interest bearing liabilities repricing than earning assets.

In an effort to maintain or try to increase our net interest margin, we look to higher earning asset yields and lower funding costs in 2008. We feel it is apparent that interest margin expansion will be experienced if the yield curve returns to its more normal upward sloping environment.

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

Interest income exempt from federal tax was $3,118,000 in 2007, $3,755,000 in 2006, and $4,043,000 in 2005.  Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

In 2007, the increase in net interest income of $193,000 resulted from an increase in volume of $1,405,000 and a decrease of $1,212,000 due to changes in rate. In 2006, the decrease in net interest income of $1,326,000 resulted from a decrease in volume of $45,000 and a decrease of $1,281,000 due to changes in rate.

Table 3 — Changes in Income and Expense, 2007 and 2006

	2007 COMPARED TO 2006			2006 COMPARED TO 2005
(Amounts in thousands)	VOLUME	RATE	NET	VOLUME	RATE	NET

Interest Income:
Loans, Net	$2,164	$433	$2,597	$769	$877	$1,646
Taxable Investment Securities	1,268	138	1,406	(127)	977	850
Tax-Exempt Investment Securities	(993)	(71)	(1,064)	(315)	(132)	(447)
Other Short-Term Investments	60	6	66	(37)	14	(23)

Total Interest Income	$2,499	$506	$3,005	$290	$1,736	$2,026

Interest Expense:
Savings, Now, and Money Markets	$379	$381	$760	$(8)	$1,218	$1,210
Time Deposits	467	1,146	1,613	378	1,491	1,869
Short-Term Borrowings	389	(6)	383	66	107	173
Long-Term Borrowings	(187)	193	6	(179)	57	(122)
Securities Sold U/A to Repurchase	46	4	50	78	144	222
Total Interest Expense	$1,094	$1,718	$2,812	$335	$3,017	$3,352
Net Interest Income	$1,405	$(1,212)	$193	$(45)	$(1,281)	$(1,326)

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Balance on non-accrual loans are included for computational purposes.  Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2007, the provision for loan losses was $150,000 as compared to $500,000 as of December 31, 2006 and $750,000 as of December 31, 2005. The provision in 2007, decreased primarily because of the reduced net charge-offs and improved loan quality. Net charge-offs by the Corporation for the fiscal year end December 31, 2007, 2006, and 2005, were $57,000, $505,000, and $902,000, respectively.

The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.34% as of December 31, 2007, 1.46% as of December 31, 2006, 1.57% as of December 31, 2005.

On a quarterly basis, the Corporation’s Board of Directors and management performs a detailed analysis of the adequacy of the allowance for loan losses. This analysis includes an evaluation of credit risk concentration, delinquency trends, past loss experience, current economic conditions, composition of the loan portfolio, classified loans and other relevant factors.

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

The Bank is subject to periodic regulatory examination by the Office of the Comptroller of the Currency (OCC).  As part of the examination, the OCC will assess the adequacy of the bank’s allowance for loan losses and may include factors not considered by the Bank. In the event that an OCC examination results in a conclusion that the Bank’s allowance for loan losses is not adequate, the Bank may be required to increase its provision for loan losses.

NON-INTEREST INCOME

Non-interest income is derived primarily from trust department revenue, service charges and fees, income on bank owned life insurance, other miscellaneous revenue and the gain on the sale of mortgage loans. In addition, investment securities gains or losses also impact total non-interest income.

For the year ended December 31, 2007, non-interest income amounted to $4,199,000, an increase of $411,000, or 10.9% as compared to an increase of $6,000, or 0.2% for the year ended December 31, 2006. Table 4 provides the major categories of non-interest income and each respective change comparing the past three years.

Excluding investment securities gains, non-interest income in 2007 increased $309,000, or 9.1% to $3,716,000. This compares to a increase of $45,000, or 1.3% in 2006 before investment securities gains. Income from the trust department, which consists of fees generated from individual and corporate accounts, increased in 2007 by $74,000, or 14.6% after increasing by $30,000, or 6.3% in 2006.  Increased income from the trust department in 2007 and 2006 was due primarily to an increase in account volume and increased fees from estate settlements.

Service charges and fees, consisting primarily of service charges on deposit accounts, was the largest source of non-interest income in 2007 and 2006. Service charges and fees increased by $34,000, or 1.6% in 2007 compared to a decrease of $14,000, or 0.6% in 2006.

Income on Bank Owned Life Insurance (BOLI) increased $86,000 to $558,000 in 2007 as compared to an increase of $35,000 to $472,000 in 2006. The income from BOLI represents the increase in the cash surrender value of BOLI and is intended to partially cover the costs of the Bank’s employee benefit plan, including group life, disability, and health insurance.

The gain on sale of mortgages provided $89,000 in 2007 as compared to $39,000 in 2006. The increase in gains on sale of mortgages was largely a function of the increased originations and subsequent mortgage sales in the secondary market during the past year. The Corporation continues to service the mortgages which are sold, this servicing income provides an additional source of non-interest income on an ongoing basis.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit products, and miscellaneous fees amounted to $305,000 for 2007, an increase of $65,000 or 27.1% over the $240,000 other income reported in 2006. The increased sale of non-deposit products, especially annuities, accounts for the majority of the increase in 2007.

Table 4 — Non-Interest Income

	2007/2006				2006/2005
	Increase/(Decrease)				Increase/(Decrease)
(Amounts in thousands)	2007	Amount	%	2006	Amount	%	2005
Trust Department	$581	$74	14.6	$507	$30	6.3	$477
Service Charges and Fees	2,183	34	1.6	2,149	(14)	(0.6)	2,163
Income on Bank Owned Life Insurance	558	86	18.2	472	35	8.0	437
Gain on Sale of Mortgages	89	50	128.2	39	(24)	(38.1)	63
Other	305	65	27.1	240	18	8.1	222

Subtotal	$3,716	$309	9.1	$3,407	$45	1.3	$3,362
Investment Securities Gains	483	102	26.8	381	(39)	(9.3)	420

Total	$4,199	$411	10.9	$3,788	$6	0.2	$3,782

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and benefits, occupancy, furniture and equipment, and other miscellaneous expenses. Table 5 provides the yearly non-interest expense by category, along with the amount, dollar changes, and percentage of change.

Total non-interest expense amounted to $10,645,000, an increase of $1,130,000, or 11.9% in 2007 compared to a decrease of $68,000, or 0.7% in 2006. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to 52.4% of total non-interest expense in 2007 and 54.5% in 2006. Salaries and employee benefits increased $391,000, or 7.5% in 2007 and $111,000, or 2.2% in 2006. The increases in both years largely reflect normal salary adjustments and increased benefit costs. The number of full time equivalent employees was 167 as of December 31, 2007, and 128 as of December 31, 2006, relating primarily to the Pocono acquisition.

Net occupancy expense increased $150,000, or 24.7% in 2007 as compared to an increase of $30,000, or 5.2% in 2006. Furniture and equipment expense increased $13,000, or 1.7% in 2007 compared to a increase of $67,000, or 9.8% in 2006. The increases in occupancy and furniture and equipment expense in 2007 relate to the Pocono acquisition and to increases in rent and lease payments and new equipment purchases. Other operating expenses increased $576,000, or 19.4% in 2007 as compared to a decrease of $276,000, or 8.5% in 2006. Increases in professional fees, marketing, advertising, and miscellaneous expense associated with both our name change from The First National Bank of Berwick to First Keystone National Bank and the Pocono acquisition account for much of the increase in other operating expenses in 2007.

The overall level of non-interest expense remains low, relative to our peers. In fact, our total non-interest expense was less than 2% of average assets in both 2007 and 2006. Non-interest expense as a percentage of average assets under 2% places us among the leaders in our peer financial institution categories in controlling non-interest expense.

Table 5 — Non-Interest Expense

	2007/2006				2006/2005
	Increase/(Decrease)				Increase/(Decrease)
(Amounts in thousands)	2007	Amount	%	2006	Amount	%	2005
Salaries and Employee Benefits	$5,576	$391	7.5	$5,185	$111	2.2	$5,074
Occupancy, Net	758	150	24.7	608	30	5.2	578
Furniture and Equipment	764	13	1.7	751	67	9.8	684
Other, Shares Tax, and Professional Service	3,547	576	19.4	2,971	(276)	(8.5)	3,247

Total	$10,645	$1,130	11.9	$9,515	$(68)	(0.7)	$9,583

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2007, was $1,391,000 as compared to $1,188,000 and $1,363,000  for the years ended December 31, 2006, and December 31, 2005, respectively. In 2007, our income tax expense increased because income before taxes increased $140,000 to $7,518,000 from $7,378,000 in 2006. In 2005, our income before taxes amounted to $8,210,000. The corporation looks to maximize its tax-exempt interest derived from both tax-free loans and tax-free municipal investments without triggering alternative minimum tax. The effective income tax rate was 18.5% in 2007, 16.1% in 2006, and 16.6% in 2005. The limited availability of tax-free municipal investments at attractive interest rates may result in a higher effective tax rate in future years.

FINANCIAL CONDITION

GENERAL

Total assets increased to $681,207,000, at year-end 2007, an increase of 29.5% over year-end 2006. As of December 31, 2007, total deposits amounted to $493,041,000, an increase of 28.4% over 2006. Assets as of December 31, 2006, were $525,920,000, an increase of 2.6% over 2005, while total deposits as of year-end 2006 amounted to $384,020,000, an increase of 5.9% from 2005.

In both 2007 and 2006, deposit growth was used principally to fund loan growth. The Corporation continues to maintain and manage its asset growth. Our strong equity capital position provides us an opportunity to further leverage our asset growth. Borrowings increased in 2007 by $27,810,000 after decreasing in 2006 by $7,972,000. Increased borrowings in 2007 helped fund loan growth and other asset growth on the balance sheet. Decreased borrowings in 2006 resulted in a reduction in investment securities. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals continues to be our most significant source of funds. In 2007 and 2006, several successful sales campaigns attracted new customers and  generated growth in retail certificates of deposit (time deposits of individuals) as well as savings and money market accounts.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 93.0% for 2007, compared to 93.7% for 2006 and 94.9% for 2005. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained  at minimal levels. The primary earning assets are loans and investment securities.

LOANS

Total loans, net of unearned income, increased to $376,603,000 as of December 31, 2007, as compared to a balance of $251,757,000 as of December 31, 2006. Table 6 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans, net of unearned income increased $124,846,000, or 49.6% in 2007 compared to an increase of $17,164,000, or 7.3% in 2006.

The loan portfolio is well diversified and increases in the portfolio in 2007 were primarily in commercial loans secured by commercial real estate—other, tax exempt, and real estate loans. In 2006, the increase in loans was also entirely in commercial real estate. Outstanding balances in all categories, except consumer loans, increased in 2007. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Table 6 — Loans Outstanding, Net of Unearned Income

	December 31,
(Amounts in thousands)	2007	2006	2005	2004	2003
Commercial, financial and agricultural:
Commercial secured by real estate	$190,803	$123,673	$92,930	$86,735	$73,433
Commercial - other	29,129	22,169	29,284	33,470	33,890
Tax exempt	10,899	3,264	3,840	3,629	3,930

Real estate (primarily residential mortgage loans)	130,865	86,208	92,840	92,408	96,422
Consumer loans	16,712	18,728	18,467	20,823	25,626
Total Gross Loans	$378,408	$254,042	$237,361	$237,065	$233,301
Less:Unearned income and unamortized loan fees net of costs	1,805	2,285	2,768	3,265	4,228
Total Loans, net of unearned income	$376,603	$251,757	$234,593	$233,800	$229,073

INVESTMENT SECURITIES

The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The investment portfolio has been allocated between securities available for sale and securities held to maturity. No investment securities were established in a trading account. Available for sale securities increased $4,512,000, or 1.9% to $241,521,000 after declining to $237,009,000 in 2006, a 4.2% decrease from 2005. At December 31, 2007 the net unrealized loss, net of the tax effect, on these securities was $166,000 and is included in stockholders’ equity as accumulated other comprehensive loss. At December 31, 2006, accumulated other comprehensive income, net of tax effect, amounted to a loss of $126,000. In 2007, held to maturity securities decreased $2,391,000, or 34.5% to $4,538,000 after increasing $2,681,000, or 63.1% in 2006. Table 7 provides data on the carrying value of our investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available for sale. This provides the Corporation with increased flexibility should  there be a need or desire to liquidate an investment security.

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

Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on our statements of income. The investment portfolio does not contain any structured notes, step-up bonds, or any off-balance sheet derivatives.

During 2007, interest bearing deposits in other banks decreased to $89,000 from $4,307,000 in 2006. Interest bearing deposits in other banks are generally kept relatively low as funds were invested in marketable securities to maximize income while still addressing liquidity needs.

Table 7 — Carrying Value of Investment Securities

	December 31,
	2007		2006		2005
(Amounts in thousands)	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
U. S. Government Corporations and Agencies	$149,607	$2,191	$153,211	$4,205	$142,403	$1,524
State and Municipal	74,359	2,347	73,456	2,724	84,434	2,724
Corporate	8,530	—	2,019	—	12,698	—
Marketable Equity Securities	2,916	—	3,711	—	2,966	—
Restricted Equity Securities	6,109	—	4,612	—	4,787	—
Total Investment Securities	$241,521	$4,538	$237,009	$6,929	$247,288	$4,248

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2007, the allowance for loan losses was $5,046,000 as compared to $3,671,000 and $3,676,000 as of December 31, 2006 and 2005, respectively. The allowance for loan losses as of December 31, 2007 included $1,282,000 acquired through the Pocono Community Bank acquisition. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management feels based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. Table 8 contains an analysis of our Allowance for Loan Losses indicating charge-offs and recoveries by the year and annual additional provisions charged to operations. In 2007, net charge-offs as a percentage of average loans were .02% compared to .21% in 2006 and .39% in  2005. Net charge-offs amounted to $57,000 in 2007 compared to $505,000 in 2006 and $902,000 in 2005, respectively. The decrease in net charge-offs in 2007 follows the decrease in net charge-offs in 2006 and 2005.

Table 8 — Analysis of Allowance for Loan Losses

	Years Ended December 31,
(Amounts in thousands)	2007	2006	2005	2004	2003
Balance at beginning of period	$3,671	$3,676	$3,828	$3,524	$3,174
Charge-offs:
Commercial, financial, and agricultural	12	493	338	1,209	43
Real estate	138	183	497	132	22
Consumer	86	110	98	143	133
	236	786	933	1,484	198
Recoveries:
Commercial, financial, and agricultural	135	228	—	—	1
Real estate	11	4	1	18	1
Consumer	33	49	30	20	46
	179	281	31	38	48

Net charge-offs	57	505	902	1,446	150
Additions charged to operations	150	500	750	1,750	500
Allowance purchased	1,282	—	—	—	—
Balance at end of period	$5,046	$3,671	$3,676	$3,828	$3,524

Ratio of net charge-offs during the period to average loans outstanding during the period	.02%	.21%	.39%	.62%	.07%
Allowance for loan losses to average loans outstanding during the period	1.82%	1.50%	1.58%	1.64%	1.66%

It is the policy of management and the Corporation’s Board of Directors to provide for losses on both identified  and unidentified losses inherent in its loan portfolio. A provision for loan losses is charged to operations based upon an evaluation of the potential losses in the loan portfolio. This evaluation takes into account such factors  as portfolio concentrations, delinquency, trends, trends of non-accrual and classified loans, economic conditions, and other relevant factors.

The loan review process which is conducted quarterly, is an integral part of our evaluation of the loan portfolio. A detailed quarterly analysis to determine the adequacy of the Corporation’s allowance for loan losses is reviewed by our Board of Directors.

With our manageable level of net charge-offs and the additions to the reserve from our provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.82% in 2007, 1.50% to 2006, and 1.58% in 2005.

Table 9 sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percentage of loans in each category to total loans receivable at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses that may occur within the loan category, since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

Table 9 — Allocation of Allowance for Loan Losses

	December 31,
(Amounts in thousands)	2007	%*	2006	%*	2005	%*	2004	%*	2003	%*
Commercial, financial, and agricultural	$1,116	22.8	$674	19.7	$906	25.2	$858	14.3	$775	15.4
Real estate - mortgage	3,680	75.1	2,613	76.1	2,521	70.2	2,594	77.1	2,106	72.6
Consumer and other loans	103	2.1	145	4.2	164	4.6	308	8.6	378	12.0
Unallocated	147	N/A	239	N/A	85	N/A	68	N/A	265	N/A
	$5,046	100.0	$3,671	100.0	$3,676	100.0	$3,828	100.0	$3,524	100.0

*Percentage of loans in each category to total loans.

NON-PERFORMING ASSETS

Table 10 details the Corporation’s non-performing assets at the dates indicated.

Non-accrual loans are generally delinquent on which principal or interest is past-due approximately 90 days or more, depending upon the type of credit and the collateral. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Restructured loans are loans where the borrower has been granted a concession in the interest rate or payment amount because of financial problems. Foreclosed assets held for sale represents property acquired through foreclosure, or considered to be an in-substance foreclosure.

The total of non-performing assets increased to $3,458,000 as of December 31, 2007, as compared to $2,880,000 as of December 31, 2006. Non-accrual and restructured loans increased to $3,208,000 in 2007 from $1,704,000 in 2006. Foreclosed assets increased to $65,000 in 2007 from $41,000 in 2006. Loans past-due 90 days or more and still accruing decreased to $185,000 in 2007 from $1,135,000 in 2006. During the fourth quarter of 2007, a borrower with two loans amounting to $1,758,000 and secured by commercial real estate was placed on non-accrual. The loans are well collateralized and repayment is expected from the sale of the commercial real estate. A specific allocation for potential loss on the two loans secured by commercial real estate has been identified in our allowance for loan losses. Our allowance for loan losses to total non-performing assets increased to 145.9% in 2007 from 127.5% in 2006. While asset quality is a priority, the corporation continues to retain an independent outside loan review consultant to closely tract and monitor overall loan quality.

Improving loan quality is a priority, and we actively work with borrowers to resolve credit problems. Excluding the assets disclosed in Table 10, management is not aware of any information about borrowers’ possible credit problems, which cause serious doubt as to their ability to comply with present loan repayment terms.

Should the economic climate no longer continue to be stable or begin to deteriorate, borrowers may experience difficulty, and the level of non-performing loans and assets, charge-offs and delinquencies could rise and possibly require additional increases in our allowance for loan losses.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan and lease losses. They may require additions to allowances based upon their judgements about information available to them at the time of examination.

Interest income received on non-performing loans in 2007 and 2006 was $144,000 and $14,000, respectively. Interest income, which would have been recorded on these loans under the original terms in 2007 and 2006 was $175,000 and $133,000, respectively. At December 31, 2006, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2007, 2006 and 2005, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 10 — Non-Performing Assets

	December 31,
(Amounts in thousands)	2007	2006	2005	2004	2003
Non-accrual and restructured loans	$3,208	$1,704	$2,069	$3,405	$735
Foreclosed assets	65	41	397	6	—
Loans past-due 90 days or more and still accruing	185	1,135	64	69	33
Total non-performing assets	$3,458	$2,880	$2,530	$3,480	$768

Non-performing assets to period-end loans and foreclosed assets	0.92%	1.14%	1.08%	1.49%	0.34%
Total non-performing assets to total assets	0.51%	0.55%	0.49%	0.70%	0.16%
Total allowance for loan losses to total non-performing assets	145.9%	127.5%	145.3%	110.0%	458.9%

Real estate mortgages comprise 85.4% of the loan portfolio as of December 31, 2007, up from 83.4% in 2006. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the real estate loan portfolio has a mix of both fixed rate and adjustable rate mortgages. The real estate loans are concentrated primarily in our marketing area and are subject to risks associated with the local economy.

DEPOSITS AND OTHER BORROWED FUNDS

Consumer and commercial retail deposits are attracted primarily by First Keystone’s subsidiary bank’s fourteen full service office locations. The Bank offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Bank regularly reviews competing financial institutions interest rates along with prevailing market rates, especially when establishing interest rates on certificates of deposit.

Deposits increased by $109,021,000, or a 28.4% increase when comparing December 31, 2007 to December 31, 2006. This increase compares to a deposit increase of 5.9% in 2006 and an increase of 1.4% in 2005. Much of the deposit increase in 2007 relates to the Pocono Community Bank acquisition.

During 2007, the Corporation experienced a deposit increase in both non-interest bearing and interest bearing deposits. Non-interest bearing deposits amounted to $58,844,000 as of December 31, 2007, an increase of $17,483,000 or 42.3% over 2006. Interest bearing deposits amounted to $434,197,000 as of December 31, 2007, an increase of $91,538,000, or 26.7% over 2006.

During 2007, the Corporation increased its reliance on borrowings. Short-term borrowings amounted to $47,349,000 as of year-end 2007, an increase of $19,170,000 from 2006. Long-term borrowings increased $8,640,000 in 2007 to $66,175,000 as of December 31, 2007. Total borrowings were $113,524,000 as of December 31, 2007, compared to $85,714,000 on December 31, 2006. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, and short-term borrowings from the Federal Home Loan Bank (FHLB).

Long-term borrowings are typically FHLB term borrowings with a maturity of one year or more. Short-term borrowings from the Federal Home Loan Bank are commonly used to offset seasonal fluctuations in deposits. In connection with FHLB borrowings and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on investment securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income may increase or decrease total equity capital. The total net increase in capital was $17,537,000 in 2007 after an increase of $56,000 in 2006. Much of the increase in equity capital in 2007 relates to the Pocono Community Bank acquisition. The accumulated other comprehensive income amounted to $(166,000) in 2007 and $(126,000) in 2006. One factor which also decreased total equity capital in 2007 and 2006 relates to stock repurchase. The Corporation had 247,691 shares of common stock as of December 31, 2007, and 228,900 shares in 2006, at a cost of $6,242,000 and $5,910,000, respectively as treasury stock.

Return on equity (ROE) is computed by dividing net income by average stockholders’ equity.  This ratio was 10.48% for 2007, 11.76% for 2006, and 12.65% for 2005. Refer to Performance Ratios on page 14 — Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 11 reflects risk-based capital ratios and the leverage ratio for our Corporation and Bank. The Corporation’s leverage ratio was 7.96% at December 31, 2007, and 9.94% at December 31, 2006.

The Corporation has consistently maintained regulatory capital ratios at or above the “well capitalized” standards. For additional information on capital ratios, see page 26 - Corporations Capital Ratios or Table 11 — Capital Ratios. The risk-based capital ratios for both the Corporation and the Bank, remained very strong. The risk-based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk-based capital ratio is credit risk exposure associated with off-balance sheet contracts and commitments.

Table 11  —  Capital Ratios

	December 31, 2007		December 31, 2006
	Corporation	Bank	Corporation	Bank

Risk-Based Capital:
Tier I risk-based capital ratio	11.86%	13.10%	17.45%	16.17%
Total risk-based capital ratio (Tier 1 and Tier 2)	13.06%	14.28%	18.82%	17.41%
Leverage Ratio:
Tier I capital to average assets	7.96%	9.00%	9.94%	9.19%

LIQUIDITY MANAGEMENT

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Liquidity is needed to provide the funding requirements of depositors withdrawals, loan growth, and other operational needs. Asset liquidity is provided by investment securities maturing in one year or less, other short-term investments, federal funds sold, and cash and due from banks. At year-end 2007, cash and due from banks and interest-bearing deposits in other banks totaled $9,975,000 as compared to $10,188,000 at year-end 2006. Additionally, maturing loans and repayment of loans are another source of asset liquidity.

Liability liquidity is accomplished by maintaining a core deposit base, acquired by attracting new deposits and retaining maturing deposits.  Also, short-term borrowings provide funds to meet liquidity.

Management feels its current liquidity position is satisfactory given the fact that the Corporation has a very stable core deposit base which has increased annually. Secondly, our loan payments and principal paydowns on our mortgage backed securities provide a steady source of funds. Also, short-term investments and maturing investments represent additional sources of liquidity.

Finally, the Corporation’s subsidiary bank does have access to funds on a short-term basis from the Federal Reserve Bank discount window. Also, Fed funds can be purchased by means of a borrowing line at the Atlantic Central Bankers Bank. The Corporation has indirect access to the capital markets through its membership in the Federal Home Loan Bank. Advances on borrowings, both short-term and long-term, are available to help address any liquidity needs.

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

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices.  First Keystone Corporation’s market risk is composed primarily of interest rate risk. The Corporation’s interest rate risk results from timing differences in the repricing of assets, liabilities, off-balance sheet instruments, and changes in relationships between ratio indices and the potential exercise of explicit or embedded options.

Increases in the level of interest rates also may adversely affect the fair value of the Corporation’s securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Corporation’s interest-earning assets, which could adversely affect the Corporation’s results of operations if sold, or, in the case of interest earning assets classified as available for sale, the Corporation’s stockholders’ equity, if retained. Under The Financial Accounting Standards Board (FASB) Statement 115, changes in the unrealized gains and losses, net of taxes, on securities classified as available for sale will be reflected in the Corporation’s stockholders’ equity. The Corporation does not own any trading assets.

Asset/Liability Management

The principal objective of asset liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 12 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2007. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 12 include:  a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2007 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Table 12  —  Interest Rate Sensitivity Analysis

	December 31, 2007
	One	1 - 5	Beyond	Not Rate
(Amounts in thousands)	Year	Years	5 Years	Sensitive	Total

Assets	$238,206	$211,253	$180,738	$51,010	$681,207

Liabilities/Stockholders Equity	266,204	248,617	92,304	74,082	681,207

Interest Rate Sensitivity Gap	(27,998)	(37,364)	88,434	(23,072)

Cumulative Gap	(27,998)	(65,362)	23,072

Earnings at Risk

The Bank’s Asset/Liability Committee (ALCO) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Corporation’s Board of Directors. The Corporation recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond interest rate sensitivity gap. Although the Corporation continues to measure its interest rate sensitivity gap, the Corporation utilizes additional modeling for interest rate risk in the overall balance sheet. Earnings at risk and economic values at risk are analyzed.

Earnings simulation modeling addresses earnings at risk and net present value estimation addresses economic value at risk. While each of these interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk in the Corporation.

Earnings Simulation Modeling

The Corporation’s net income is affected by changes in the level of interest rates.  Net income is also subject to changes in the shape of the yield curve.  For example, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and increased liability rates, while a steepening would result in increased earnings as earning asset yields widen.

Earnings simulation modeling is the primary mechanism used in assessing the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, size and composition of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Earnings at risk is the change in net interest income from a base case scenario under an increase and decrease of 200 basis points in the interest rate earnings simulation model.

Table 13 presents an analysis of the changes in net-interest income and net present value of the balance sheet resulting from an increase or decrease of two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net-interest income would decrease by approximately 6.5% if rates fell by two percentage points over one year. The model projects a decrease of approximately 15.0% in net-interest income if rates rise by two percentage points over one year. Both of these forecasts are within the one year policy guidelines.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At year-end 2007, a 200 basis point immediate decrease in rates is estimated to increase net present value by 6.0%. Additionally, net present value is projected to decrease by 46.0% if rates increase immediately by 200 basis points. The +2% scenario slightly exceeds policy limits of 40%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Table 13  —  Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-year Net Income simulation Projection
–200 bp Shock vs Stable Rate	(6.5)%
+200 bp Shock vs Stable Rate	(15.0)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
–200 bp Shock vs Stable Rate	6.0%
+200 bp Shock vs Stable Rate	(46.0)%

MARKET PRICE/DIVIDEND HISTORY

As of December 31, 2007, the corporation had 5,440,076 shares of $2.00 par value common stock outstanding held by shareholders of record. First Keystone Corporation’s common stock is quoted on the Over The Counter (OTC) Bulletin Board under the symbol “FKYS.OB”.

Table 14 reports the highest and lowest per share prices known to the Corporation and the dividends paid during the periods indicated. The market prices and dividend paid have been adjusted to reflect a 5% stock dividend paid December 5, 2006. These prices do not necessarily reflect any dealer or retail markup, markdown or commission.

Table 14  —  Market Price/Dividend History

	2007		2006		2005
	Common Stock	Dividends	Common Stock	Dividends	Common Stock	Dividends
	High/Low	Paid	High/Low	Paid	High/Low	Paid
First Quarter	$19.00/$17.50	$.22	$19.91/$18.57	$.21	$22.76/$20.48	$.19
Second Quarter	$21.75/$17.90	.22	$19.05/$17.43	.21	$20.95/$18.81	.19
Third Quarter	$19.25/$17.00	.22	$19.33/$16.81	.21	$21.67/$19.14	.19
Fourth Quarter	$18.25/$15.80	.22	$19.20/$17.29	.22	$20.81/$19.05	.21

Table 15  —  Quarterly Results of Operations (Unaudited)

(Amounts in thousands, except per share)

	Three Months Ended
2007	March 31	June 30	September 30	December 31

Interest income	$7,407	$7,550	$7,830	$9,113
Interest expense	4,086	4,175	4,469	5,056
Net interest income	$3,321	$3,375	$3,361	$4,057
Provision for loan losses	50	75	25	0
Other non-interest income	953	1,042	973	1,201
Non-interest expense	2,491	2,669	2,430	3,025
Income before income taxes	$1,733	$1,673	$1,879	$2,233
Income taxes	299	289	338	465
Net income	$1,434	$1,384	$1,541	$1,768

Per share	$.32	$.30	$.34	$.35

2006	March 31	June 30	September 30	December 31

Interest income	$6,858	$7,051	$7,236	$7,432
Interest expense	3,343	3,626	3,910	4,093
Net interest income	$3,515	$3,425	$3,326	$3,339
Provision for loan losses	100	200	100	100
Other non-interest income	867	901	952	1,068
Non-interest expense	2,432	2,423	2,380	2,280
Income before income taxes	$1,850	$1,703	$1,798	$2,027
Income taxes	284	244	295	365
Net income	$1,566	$1,459	$1,503	$1,662

Per share	$.34	$.31	$.33	$.36

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 7 hereof.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Corporation and Subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for endorsement split-dollar life insurance arrangements in accordance with the Emerging Issues Task Force (EITF) Issue No. 06-4 “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” as of January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of First Keystone Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated March 11, 2008, expressed an unqualified opinion thereon.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania
March 11, 2008

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands)	2007	2006

ASSETS

Cash and due from banks	$9,886	$5,881
Interest-bearing deposits in other banks	89	4,307
Investment securities available-for-sale	241,521	237,009
Investment securities held-to-maturity (estimated fair value 2007 - $4,553; 2006 - $6,908)	4,538	6,929
Loans, net of unearned income	376,603	251,757
Allowance for loan losses	(5,046)	(3,671)
Net loans	$371,557	$248,086
Premises and equipment, net	8,486	5,016
Accrued interest receivable	3,241	2,686
Cash surrender value of bank owned life insurance	16,450	11,942
Goodwill	18,981	1,224
Other assets	6,458	2,840
TOTAL ASSETS	$681,207	$525,920

LIABILITIES

Deposits:
Non-interest bearing	$58,844	$41,361
Interest bearing	434,197	342,659
Total Deposits	493,041	384,020
Short-term borrowings	47,349	28,179
Long-term borrowings	66,175	57,535
Accrued interest and other expenses	3,454	2,581
Other liabilities	264	218
TOTAL LIABILITIES	$610,283	$472,533

STOCKHOLDERS’ EQUITY

Preferred stock, par value $10.00 per share; authorized and unissued 500,000 shares	$—	$—
Common stock, par value $2.00 per share; authorized 10,000,000 shares; issued 5,687,767 in 2007 and 4,755,564 in 2006	11,375	9,511
Surplus	30,252	16,119
Retained earnings	35,705	33,793
Accumulated other comprehensive (loss)	(166)	(126)
Treasury stock, at cost, 247,691 shares in 2007 and 228,900 shares in 2006	(6,242)	(5,910)

TOTAL STOCKHOLDERS’ EQUITY	$70,924	$53,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$681,207	$525,920

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except per share data)	2007	2006	2005

INTEREST INCOME
Interest and fees on loans	$19,049	$16,484	$14,834
Interest and dividends on investment securities:
Taxable	9,484	8,104	7,424
Tax-exempt	2,860	3,574	3,857
Dividends	409	384	213
Deposits in banks	66	31	51
Federal funds sold	31	—	3
Total interest income	$31,899	$28,577	$26,382

INTEREST EXPENSE
Deposits	$13,557	$11,184	$8,105
Short-term borrowings	1,327	893	499
Long-term borrowings	2,901	2,895	3,017
Total interest expense	$17,785	$14,972	$11,621
Net interest income	$14,114	$13,605	$14,761
Provision for loan losses	150	500	750
Net interest income after provision for loan losses	$13,964	$13,105	$14,011

NON-INTEREST INCOME
Trust department	$581	$507	$477
Service charges and fees	2,183	2,149	2,163
Bank owned life insurance income	558	472	437
Gain on sale of loans	89	39	63
Investment securities gains (losses) - net	483	381	420
Other	305	240	222
Total non-interest income	$4,199	$3,788	$3,782

NON-INTEREST EXPENSE
Salaries and employee benefits	$5,576	$5,185	$5,074
Occupancy, net	758	608	578
Furniture and equipment	764	751	684
Professional services	443	402	407
State shares tax	572	520	482
Other	2,532	2,049	2,358
Total non-interest expense	$10,645	$9,515	$9,583

Income before income taxes	$7,518	$7,378	$8,210
Income tax expense	1,391	1,188	1,363
NET INCOME	$6,127	$6,190	$6,847

PER SHARE DATA
Net income per share:*
Basic	$1.31	$1.35	$1.48
Diluted	$1.31	$1.35	$1.48
Cash dividends per share*	$.88	$.85	$.78

*Adjusted for a 5% stock dividend declared October 24, 2006, to shareholders of record November 14, 2006, distributed December 5, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common		Comprehensive	Retained	Comprehensive	Treasury
(Amounts in thousands)	Stock	Surplus	Income	Earnings	Income (Loss)	Stock	Total
Balance At December 31, 2004	$9,079	$12,505		$32,469	$3,767	$(4,508)	$53,312
Comprehensive Income:
Net income			$6,847	6,847			6,847
Change in net unrealized (loss) on investment securities available-for- sale, net of reclassification adjustment and tax effects			(2,960)		(2,960)		(2,960)
Total comprehensive income			$3,887
Purchase of 11,571 shares of treasury stock						(247)	(247)
Issuance of 6,211 shares of treasury stock upon exercise of employee stock options		(116)				211	95
Stock option forfeitures in excess of stock option expense		(2)					(2)
Cash dividends - $.78 per share				(3,602)			(3,602)
Balance At December 31, 2005	$9,079	$12,387		$35,714	$807	$(4,544)	$53,443
Comprehensive Income:
Net income			$6,190	6,190			6,190
Change in net unrealized (loss) on investment securities available-for- sale, net of reclassification adjustment and tax effects			(933)		(933)		(933)
Total comprehensive income			$5,257
Purchase of 79,691 shares of treasury stock						(1,514)	(1,514)
Issuance of 4,415 shares of treasury stock upon exercise of employee stock options		(77)				148	71
5% stock dividend	432	3,801		(4,233)			0
Cash paid in lieu of fractional shares				(4)			(4)
Recognition of stock option expense		8					8
Cash dividends - $.85 per share				(3,874)			(3,874)
Balance At December 31, 2006	$9,511	$16,119		$33,793	$(126)	$(5,910)	$53,387
Comprehensive Income:
Net Income			$6,127	6,127			6,127
Change in net unrealized (loss) on investment securities available-for- sale, net of reclassification adjustment and tax effects			(40)		(40)		(40)
Total comprehensive income			$6,087
Purchase of 18,791 shares of treasury stock						(332)	(332)
Issuance of 932,203 shares pursuant to acquisition	1,864	14,132					15,996
Cumulative effect of change in accounting for deferred compensation endorsement split-dollar life insurance arrangements				(36)			(36)
Recognition of stock option expense		1					1
Cash dividends - $.88 per share				(4,179)			(4,179)

Balance at December 31, 2007	$11,375	$30,252		$35,705	$(166)	$(6,242)	$70,924

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2007	2006	2005

OPERATING ACTIVITIES
Net income	$6,127	$6,190	$6,847
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	500	750
Depreciation and amortization	663	542	551
Stock option expense (Forfeitures in excess of expense)	1	8	(2)
Premium amortization on investment securities	120	187	411
Discount accretion on investment securities	(549)	(537)	(681)
Core deposit discount accretion net of amortization	(35)	1	(73)
Deferred income tax benefit	(104)	(263)	(49)
Gain on sale of mortgage loans originated for resale	(89)	(39)	(63)
Proceeds from sale of mortgage loans originated for resale	7,467	7,470	4,759
Originations of mortgage loans originated for resale	(4,035)	(9,013)	(6,271)
Gain on sales of investment securities	(483)	(381)	(420)
Loss on sale of foreclosed real estate	—	13	—
(Increase) decrease in accrued interest receivable	41	(38)	108
Increase in cash surrender value of bank owned life insurance	(558)	(472)	(437)
(Increase) decrease in other assets - net	(143)	(82)	410
Increase in accrued interest and other expenses	734	208	494
Decrease in other liabilities - net	5	(108)	(136)
Loss from sale of premises and equipment	3	—	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	$9,315	$4,186	$6,198

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	$83,255	$103,736	$119,669
Proceeds from maturities and redemptions of investment securities available-for-sale	22,874	28,583	34,112
Purchases of investment securities available-for-sale	(96,788)	(122,716)	(169,780)
Proceeds from maturities and redemption of investment securities held-to-maturity	2,012	110	113
Proceeds from sales of investment securities held-to-maturity	375	201	—
Purchases of investment securities held-to-maturity	—	(3,015)	(1,000)
Net increase in loans	(22,277)	(16,087)	(575)
Purchases of premises and equipment	(692)	(218)	(177)
Purchase of investment in real estate venture	(485)	—	—
Purchase of bank net of cash acquired	(13,626)	—	—
Proceeds from sales of premises and equipment	2	—	—
Purchase of bank owned life insurance	(1,000)	—	—
Proceeds from sale of foreclosed real estate	41	320	60
NET CASH (USED IN) INVESTING ACTIVITIES	$(26,309)	$(9,086)	$(17,578)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(616)	$21,225	$4,840
Net increase in short-term borrowings	17,170	28	12,639
Proceeds from long-term borrowings	15,000	5,000	8,000
Repayment of long-term borrowings	(10,262)	(13,000)	(9,375)
Cash paid in lieu of fractional shares	—	(4)	—
Proceeds from sale of treasury stock	—	71	95
Acquisition of treasury stock	(332)	(1,514)	(247)
Cash dividends paid	(4,179)	(3,874)	(3,602)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$16,781	$7,932	$12,350

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(213)	$3,032	$970
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,188	7,156	6,186
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,975	$10,188	$7,156

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

NOTE 1  —  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of First Keystone Corporation and Subsidiary (the “Corporation”) are in accordance with accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:

Principles of Consolidation

The consolidated financial statements include the accounts of First Keystone Corporation and its wholly-owned Subsidiary, First Keystone National Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated in consolidation.

Nature of Operations

The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly-owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 14 full service offices and 16 ATMs located in Columbia, Luzerne, Montour and Monroe Counties. The Corporation and its subsidiary must also adhere to certain federal banking laws and regulations and are subject to periodic examinations made by various federal agencies.

Segment Reporting

The Corporation’s banking subsidiary acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services through its Trust Department.

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

Investment Securities

The Corporation classifies its investment securities as either “Held-to-Maturity” or “Available-for-Sale” at the time of purchase. Debt securities are classified as Held-to-Maturity when the Corporation has the ability and positive intent to hold the securities to maturity. Investment securities Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity.

Debt securities not classified as Held-to-Maturity and equity securities are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as other comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders’ Equity. Management’s decision to sell Available-for-Sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

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

Past-Due Loans — Generally, a loan is considered to be past-due when scheduled loan payments are in arrears 15 days or more. Delinquent notices are generated automatically when a loan is 15 days past-due, depending on the type of loan. Collection efforts continue on loans past-due beyond 60 days that have not been satisfied, when it is believed that some chance exists for improvement in the status of the loan. Past-due loans are continually evaluated with the determination for charge-off being made when no reasonable chance remains that the status of the loan can be improved.

Non-Accrual Loans — Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non-accrual loans may continue to perform, that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management’s judgement as to collectibility of principal.

Allowance for Loan Losses — The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance.

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

The allowance for loan losses is maintained at a level estimated by management to be adequate to absorb potential loan losses. Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

Derivatives

The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale.  Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments.  The outstanding loan commitments in this category did not give rise to any losses for the years ended December 31, 2007 and 2006, as the fair market value of each outstanding loan commitment exceeded the Bank’s cost basis in each outstanding loan commitment.

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

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense.  The total of foreclosed real estate properties included in other assets amounted to $65,000 and $41,000 at December 31, 2007 and 2006, respectively.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions.  Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

Investments in Real Estate Ventures

The Bank is a limited partner in  real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects”. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank.  Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

income as a component of income tax expense.  The amount of tax credits allocated to the Bank were $151,000 in 2007 and $128,000 in 2006 and 2005, and the amortization of the investments in the limited partnerships were $108,000, $100,000 and $96,000 in 2007, 2006 and 2005, respectively.  The carrying value of the investments as of December 31, 2007, 2006 and 2005, was $975,000, $595,000 and $695,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 (See Note 2) and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004.  Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition.  The Corporation accounts for goodwill pursuant to the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”.  SFAS No. 142 includes requirements to test goodwill for impairments rather than to amortize goodwill.  The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2006, and has determined there was no impairment as of that date.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired.  The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party.  Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party.  The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing.

Stock Based Compensation

The Corporation sponsors a stock option plan (see Note 20).  Prior to January 1, 2006 the Corporation had accounted for this Plan under the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock Based Compensation”.  Effective January 1, 2006 the Corporation adopted SFAS 123 (revised 2004), “Share-Based Payment”, using the modified prospective application method.  Based on the terms of the Plan, the Corporation did not have a cumulative effect related to the Plan.  Since the fair value recognition provisions of SFAS 123 and SFAS 123R are essentially the same as they relate to the Corporation’s Plan, the adoption of SFAS 123R did not and will not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.  The fair values of the stock awards are determined using the estimated expected life.  The Corporation recognized stock based compensation expense on the straight line basis over the period the stock award is earned by the employee.

Per Share Data

Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, requires dual presentation of basic and fully diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation’s dilutive securities are limited to stock options.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

Per share data has been adjusted retroactively for stock splits and stock dividends.  The reconciliation of the numerators and denominators of the basis and diluted earnings per share follows:

	Year Ended December 31, 2007
	Net Income Numerators	Weighted Average Number of Shares Denominators	Per Share Amount

Net income	$6,127
Basic earnings per share:
Income available to common stockholders	$6,127	4,674	$1.31
Effect of dilutive securities:
Stock options		6
Diluted earnings per share:
Income available to common stockholders	$6,127	4,680	$1.31

	Year Ended December 31, 2006
	Net Income Numerators	Weighted Average Number of Shares Denominators	Per Share Amount

Net income	$6,190
Basic earnings per share:
Income available to common stockholders	$6,190	4,571	$1.35
Effect of dilutive securities:
Stock options		7
Diluted earnings per share:
Income available to common stockholders	$6,190	4,578	$1.35

	Year Ended December 31, 2005
	Net Income Numerators	Weighted Average Number of Shares Denominators	Per Share Amount

Net income	$6,847
Basic earnings per share:
Income available to common stockholders	$6,847	4,613	$1.48
Effect of dilutive securities:
Stock options		9
Diluted earnings per share:
Income available to common stockholders	$6,847	4,622	$1.48

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

Trust Assets and Income

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Trust Department income is generally  recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued State of Financial Accounting Standards SFAS 141®, “Business Combinations”. SFAS 141® will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141® will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

The Corporation will be required to prospectively apply SFAS 141® to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141® will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS 141® will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interest in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was issued in September 2006 and is effective for fiscal years beginning after December 15, 2007 with earlier application permitted. EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Corporation adopted this standard as of January 1, 2007 through a cumulative-effect adjustment to beginning retained earnings. This adjustment represented a decrease of $36,000 to retained earnings.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for a fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Corporation does not account for any written loan commitments at fair value through earnings.

In June 2007, the FASB ratified the consensus reached in EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in any entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Corporation will adopt EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The impact of adoption is not expected to have a material impact on financial condition, results of operations, or liquidity.

In April 2007, the FASB issued FSP 39-1, “Amendments of FASB Interpretation No. 39. Offsetting of Amounts Related to Certain Contracts”. FSP 39-1 permits entities to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FSP 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, should also be offset against the fair value of the related derivative instruments.

Effective January 1, 2008, the Corporation adopted a net presentation for derivative positions and related collateral entered into under master netting agreements pursuant to the guidance in FIN 39 and FSP 39-1. The adoption of this guidance would result in balance sheet reclassifications of certain cash collateral-based short-term investments against the related derivative liabilities and certain deposit liability balances against the related fair values of derivative assets. The effects of these reclassifications will fluctuate based on the fair values of derivative contracts but overall would not have a material impact on either total assets or total liabilities. The adoption of these standards will not have an impact on the Corporations consolidated financial condition, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. The election is irrevocable. The Corporation is currently assessing whether it will elect to adopt SFAS 159.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”, which requires the Corporation to recognize the funded status of a benefit plan as either assets or liabilities in the consolidated balance sheet and to recognize as a component of other comprehensive income, net of tax, unrecognized actuarial gains or losses, prior service costs and transition obligations that arise during the period. The adoption of SFAS 158 for year ended December 31, 2007 did not have a material impact on the Corporation’s consolidated financial position, results of operations, or liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements”, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation will be required to apply the new guidance beginning January 1, 2008, and does not expect it to have a material impact on the Corporation’s consolidated financial condition, results of operations, or liquidity.

In July 2006, the FASB issued FASB Staff Position FSP 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Related to Income Taxes Generated by a Leveraged Lease Transaction”. This FSP amends SFAS 13, “Accounting for Leases”, to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 was adopted by the Corporation on January 1, 2007. The application of this FSP is not expected to have a material impact on the Corporation’s consolidated financial condition, results of operations, or liquidity.

In June 2006, the FASB issued Interpretation No. 48 FIN 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll-forward of unrecognized tax benefits. The provisions of this interpretation were adopted by the Corporation on January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Corporation’s consolidated financial condition, result of operations, or liquidity.

In March 2006, the FASB issued Statement of Financial Accounting Standards SFAS 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS 140. This standard requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

Effective January 1, 2006, the Corporation adopted this statement by electing amortization method as the measurement method for residential real estate mortgage servicing rights (MSRs).

In February 2006, the FASB issued Statement of Financial Accounting Standards SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement was effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007 and the adoption of SFAS 155 did not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005, was approximately $349,000, $246,000 and $219,000, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2007 consolidated financial statements. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2  —   ACQUISITIONS

Effective November 1, 2007, the Corporation completed its acquisition of Pocono Community Bank. Under the terms of the Agreement and Plan of Merger dated as of May 10, 2007, Pocono was acquired by First Keystone Corporation and merged with and into First Keystone National Bank, its wholly owned subsidiary. Headquartered and founded in Stroudsburg, Pennsylvania in 1996, Pocono had 4 banking offices located in Monroe County, Pennsylvania.  The acquisition expands the branch network that the Corporation has and its opportunity to provide Pocono customers with a broader mix of products and services. As part of the merger agreement, Pocono continues to operate under the Pocono name and logo, and has become a division of the Bank. The Corporation acquired 100% of the outstanding shares of Pocono for a total purchase price of $33.565 million. The transaction was accounted for in accordance with SFAS No. 141, “Business Combinations.” In connection therewith, 1,042,266 Pocono shares were exchanged for 932,203 shares of the Corporation’s common stock and 703,684 Pocono shares were exchanged for cash consideration totaling $11.329 million. Pocono options of 63,785 and warrants of 396,134 were exchanged for cash consideration of $5.034 million. The allocation of the Corporation’s common stock and cash was such that the Pocono shareholders did not recognize gain or loss for federal income tax purposes on those Pocono shares that were exchanged for the Corporation’s common stock in the merger. Pocono’s results of operations are included in the Corporation’s results from the date of acquisition, November 1, 2007 to December 31, 2007.

Assets and liabilities of Pocono are recorded at estimated fair values as of the acquisition date and the results of Pocono’s operations included in income from November 1, 2007 to December 31, 2007. The fair values of acquired assets and liabilities, including identifiable intangible assets, are finalized as quickly as possible following an acquisition. The purchase price allocations are complete.

The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocation and resulting goodwill recorded for this acquisition:

(Amounts in thousands)

Purchase price	$33,565
Carrying value of net assets acquired	(14,329)
Excess of purchase price over carrying value of net assets acquired	19,236
Purchase accounting adjustments:
Investment securities	182
Loans	1,101
Premises and equipment	(148)
Deposits	167
Borrowings	97
Severance and related costs	(1,029)
Deferred taxes	232
Subtotal	19,838
Core deposit intangibles	(2,081)
Goodwill	$17,757

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

The following table summarized the estimated fair value of net assets acquired:

(Amounts in thousands)

Assets
Cash and cash equivalents	$1,387
Interest-bearing deposits in other banks	68
Federal funds sold	2,488
Investment securities	13,122
Loans, net of allowances for loan losses	104,752
Premises and equipment-net	3,292
Accrued interest receivable	596
Cash surrender value of bank-owned life insurance	2,950
Goodwill and other intangibles	19,838
Other assets	1,065
Total Assets	$149,558

Liabilities
Deposits	$109,672
Borrowings	5,908
Other liabilities	413
Total Liabilities	$115,993

Fair Value of Net Assets Acquired	$33,565

Assets and liabilities of Pocono are recorded at estimated fair values as of the acquisition date under the required purchase accounting method and the results of Pocono’s operations are included in income from November 1, 2007 to December 31, 2007. The fair values of acquired assets and liabilities, including identifiable intangible assets, are finalized as quickly as possible following an acquisition. The purchase price allocations are complete.

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Corporation as if the Pocono acquisition had occurred as of the beginning of 2007 and 2006, respectively:

(Dollars in thousands, except per share amounts)	For the Year Ended
	2007	2006
Net interest income	$17,100	$17,182
Provision for loan losses	206	580
Net interest income after provision for loan losses	16,894	16,602
Noninterest income	4,658	4,245
Noninterest expense	13,575	12,897
Income before income tax expense	7,977	7,950
Income tax expense	1,206	1,415
Net Income	$6,771	$6,535

Net Income Per Common Share
Basic	$1.21	$1.19
Diluted	$1.21	$1.19

Average Common Shares Outstanding
Basic	5,606,316	5,503,359
Diluted	5,611,990	5,509,996

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

The pro forma results include amortization of fair value adjustments on loans, deposits, and debt, and amortization of newly acquired intangibles. The pro forma number of average common shares outstanding includes adjustments for shares issued for the acquisitions and the impact of additional dilutive securities but does not assume any incremental share repurchases. The pro forma results presented do not reflect cost savings or revenue enhancements anticipated from the acquisition and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

NOTE 3  —   RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2007, was $1,842,000, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset specific charges for services. At December 31, 2007, the amount of this balance was $700,000.

NOTE 4  —   INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at December 31, 2007 and 2006:

(Amounts in thousands)	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2007:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$116,693	$793	$(467)	$117,019
Other	32,348	248	(8)	32,588
Obligations of state and political subdivisions	75,347	442	(1,430)	74,359
Corporate securities	8,367	163	—	8,530
Marketable equity securities	2,914	508	(506)	2,916
Restricted equity securities	6,109	—	—	6,109
Total	$241,778	$2,154	$(2,411)	$241,521

	Held-to-Maturity Securities
(Amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2007:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$191	$—	$(1)	$190
Other	2,000	7	—	2,007
Obligations of state and political subdivisions	2,347	9	—	2,356
Total	$4,538	$16	$(1)	$4,553

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

	Available-for-Sale Securities
(Amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$133,786	$209	$1,514	$132,481
Other	20,933	51	254	20,730
Obligations of state and political subdivisions	73,058	770	372	73,456
Corporate securities	1,936	83	—	2,019
Marketable equity securities	2,782	955	26	3,711
Restricted equity securities	4,612	—	—	4,612
Total	$237,107	$2,068	$2,166	$237,009

	Held-to-Maturity Securities
(Amounts in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$204	$—	$2	$202
Other	4,000	14	3	4,011
Obligations of state and political subdivisions	2,725	—	30	2,695
Total	$6,929	$14	$35	$6,908

Securities Available-for-Sale with an aggregate fair value of $99,997,000 in 2007 and $64,191,000 in 2006; and securities Held-to-Maturity with an aggregate book value of $2,539,000 in 2007 and $1,813,000 in 2006, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $57,991,000 in 2007 and $54,569,000 in 2006 as required by law.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at December 31, 2007. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

(Amounts in thousands)	December 31, 2007
	U.S. Government Agency & Corporation Obligations(1)	Obligations of State & Political Subdivisions(2)	Marketable Equity Securities(3)	Restricted Equity Securities(3)	Corporate Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$2,095	$—	$—	$—	$986
Estimated fair value	2,098	—	—	—	996
Weighted average yield	5.47%	—	—	—	7.71%
1 - 5 Years:
Amortized cost	14,788	510	—	—	—
Estimated fair value	14,785	531	—	—	—
Weighted average yield	4.93%	6.18%	—	—	—
5 - 10 Years:
Amortized cost	10,563	4,499	—	—	7,381
Estimated fair value	10,734	4,548	—	—	7,534
Weighted average yield	5.61%	5.65%	—	—	5.99%
After 10
Amortized cost	121,595	70,338	2,914	6,109	—
Estimated fair value	121,990	69,280	2,916	6,109	—
Weighted average yield	5.53%	6.19%	3.94%	5.13%	—
Total:
Amortized cost	$149,041	$75,347	$2,914	$6,109	$8,367
Estimated fair value	149,607	74,359	2,916	6,109	8,530
Weighted average yield	5.46%	6.15%	3.94%	5.13%	6.19%

(1)Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

(2)Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

(3)Marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the after ten year category.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

(Amounts in thousands)	December 31, 2007
	U.S. Government Agency & Corporation Obligations(1)	Obligations of State & Political Subdivisions(2)	Marketable Equity Securities(3)	Restricted Equity Securities(3)	Corporate Securities
Held-To-Maturity:
Within 1 Year:
Amortized cost	$—	$—	$—	$—	$—
Estimated fair value	—	—	—	—	—
Weighted average yield	—	—	—	—	—
1 - 5 Years:
Amortized cost	—	983	—	—	—
Estimated fair value	—	986	—	—	—
Weighted average yield	—	4.65%	—	—	—
5 - 10 Years:
Amortized cost	2,000	364	—	—	—
Estimated fair value	2,007	366	—	—	—
Weighted average yield	6.00%	5.10%	—	—	—
After 10 Years:
Amortized cost	191	1,000	—	—	—
Estimated fair value	190	1,004	—	—	—
Weighted average yield	5.41%	5.83%	—	—	—
Total:
Amortized cost	$2,191	$2,347	$—	$—	$—
Estimated fair value	2,197	2,356	—	—	—
Weighted average yield	5.94%	5.22%	—	—	—

(1)Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

(2)Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a  34% tax rate.

(3)Marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the after ten year category.

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at December 31, 2007. The quality rating of all obligations of state and political subdivisions are “A” or higher, as rated by Moody’s or Standard and Poors. The only exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments are actively traded in a liquid market.

Proceeds from sale of investments in Available-for-Sale debt and equity securities during 2007, 2006 and 2005 were $83,255,000, $103,736,000 and $119,669,000, respectively. Gross gains realized on these sales were $1,117,000, $1,441,000 and $2,242,000, respectively. Gross losses on these sales were $631,000, $1,054,000 and $1,822,000, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

Proceeds from sale of investments in Held-To-Maturity debt and equity securities during 2007, 2006, and 2005 were $375,000, $201,000 and $0, respectively.  Gross losses on these sales were $3,000, $6,000 and $0, respectively and there were no gains realized during these periods.

In accordance with disclosures required by EITF No. 03-1, the summary below shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or more than 12 months as of December 31, 2007 and 2006:

December 31, 2007

	Less Than 12 Months		12 Months or More		Total
(Amounts in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Direct obligations of the
U.S. Government	$13,993	$8	$—	$—	$13,993	$8
Federal Agency
Backed Securities	—	—	32,949	468	32,949	468
Municipal Bonds	38,818	1,149	2,880	281	41,698	1,430
Equities	1,498	453	174	53	1,672	506
	$54,309	$1,610	$36,003	$802	$90,312	$2,412

December 31, 2006

	Less Than 12 Months		12 Months or More		Total
(Amounts in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Direct obligations of the
U.S. Government	$1,000	$—	$15,743	$257	$16,743	$257
Federal Agency Mortgage
Backed Securities	27,426	145	53,837	1,371	81,263	1,516
Municipal Bonds	31,258	313	5,113	89	36,371	402
Equities	381	26	—	—	381	26
	$60,065	$484	$74,693	$1,717	$134,758	$2,201

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Corporation) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of FHLMC preferred stocks.  The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower that the Corporation’s carrying value at any measurement date. Management does not believe any of their 132 securities in an unrealized position as of December 31, 2007 represents an other-than-temporary impairment. The Corporation has the ability to hold the securities contained in the above table for a time necessary to recover the cost.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

NOTE 5  —   LOANS

Major classifications of loans at December 31, 2007 and 2006 consisted of:

(Amounts in thousands)	2007	2006
Commercial, Financial, and Agricultural	$29,129	$22,169
Tax-exempt	10,899	3,264
Real estate mortgages - Held-for-sale	334	3,829
Real estate mortgages - Consumer	130,531	82,378
Real estate mortgages - Commercial	190,803	123,674
Consumer	16,712	18,728
Gross loans	$378,408	$254,042
Add (deduct): Unearned discount	(2,074)	(2,543)
Net deferred loan fees and costs	269	258
Loans, net of unearned income	$376,603	$251,757

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005, were as follows:

(Amounts in thousands)	2007	2006	2005
Balance, January 1	$3,671	$3,676	$3,828
Provision charged to operations	150	500	750
Loans charged off	(236)	(786)	(933)
Recoveries	179	281	31
Allowance purchased	1,282	—	—
Balance, December 31	$5,046	$3,671	$3,676

Non-accrual loans at December 31, 2007, 2006 and 2005 were $3,208,000, $1,704,000 and $2,069,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)	2007	2006	2005
Gross interest due under terms	$258	$133	$149
Amount included in income	(144)	(14)	(57)
Interest income not recognized	$114	$119	$92

At December 31, 2007, 2006 and 2005 the recorded investment in loans that are considered to be impaired as defined by SFAS 114 was $3,208,000, $1,704,000 and $2,069,000, respectively. No additional charge to operations was required to provide for the impaired loans allowance of $492,000, $131,000 and $327,000, respectively at December 31, 2007, 2006 and 2005, since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS 114 along with any other potential losses. The average recorded investment in impaired loans during the year ended December 31, 2007, 2006 and 2005 was approximately $1,837,000, $1,937,000 and $2,187,000, respectively.

Loans past-due 90 days or more and still accruing interest were $185,000 at December 31, 2007 and $1,135,000 at December 31, 2006.

At December 31, 2007, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

NOTE 6  —   MORTGAGE SERVICING RIGHTS

The mortgage loans sold serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $44,769,000 and $35,966,000 at December 31, 2007 and 2006, respectively. The balances of amortized capitalized mortgage servicing rights, net of valuation allowances, included in other assets at December 31, 2007 and 2006, were $297,000 and $254,000, respectively. A valuation allowance is provided when the carrying amount exceeds fair value determined by using a discount rate of 7.6% and average lives of generally 3 to 13 years depending on loan rates.

The following summarizes mortgage servicing rights capitalized and amortized along with the aggregate activity in the related valuation allowances:

(Amounts in thousands)	2007	2006	2005
Balance, January 1	$254	$268	$297
Servicing asset additions	103	43	28
Amortization	(60)	(57)	(57)
Balance, December 31	$297	$254	$268

Valuation Allowances:
Balance, January 1	—	$13	$47
Additions	—	—	—
Reductions	—	(13)	(34)
Writedowns	—	—	—
Balance, December 31	$—	$—	$13
Net Mortgage Servicing Rights	$297	$254	$255

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $33,000 and $26,000 at December 31, 2007 and 2006, respectively.

NOTE 7  —   PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2007 and 2006 follows:

(Amounts in thousands)	2007	2006
Land	$1,746	$1,055
Buildings	7,832	4,494
Leasehold improvements	391	214
Equipment	6,401	5,332
	16,370	11,095
Less: Accumulated depreciation	7,884	6,079
Total	$8,486	$5,016

Depreciation amounted to $472,000 for 2007, $442,000 for 2006 and $455,000 for 2005.

The banking subsidiary leases land and a bank building under a lease expiring in 2017 (See Note 15). Included in buildings above is the bank building held under a capital lease with a cost of $953,000 and accumulated amortization of $481,000 at December 31, 2007. Amortization on the bank building held under the capital lease was $8,000 for the year ended December 31, 2007.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

NOTE 8  —   GOODWILL, OTHER INTANGIBLE ASSETS, AND PREMIUM DISCOUNTS

Goodwill, other intangible assets, and premium discounts were comprised of the following at December 31, 2007 and 2006:

	Gross		Accumulated
(Amounts in thousands)	Carrying Amount		Amortization/(Accretion)
	2007	2006	2007	2006
Unamortized intangible asset:
Goodwill	$18,981	$1,224	$—	$—

Core deposit intangibles	$2,109	$137	$109	$48
Premium discount (negative premium) on acquired certificates of deposit	$(385)	$(217)	$(253)	$(216)

Amortization expense of the core deposit intangibles was $61,000 for the year ended December 31, 2007 and $16,000 for each of the years ended December 31, 2006 and 2005. Accretion of the premium discount (negative premium) of the acquired certificates of deposit was $36,000, $15,000 and $89,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Estimated amortization/accretion is as follows for the years ending December 31:

(Amounts in thousands)	Amortization of Core Deposit Intangible	Accretion of Premium Discount (Negative Premium) on Certificates of Deposit
2008	$289	$(109)
2009	289	(21)
2010	289	(2)
2011	289	—
2012	283	—

NOTE 9  —   DEPOSITS

Major classifications of deposits at December 31, 2007 and 2006 consisted of:

(Amounts in thousands)	2007	2006
Demand - non-interest bearing	$58,844	$41,361
Demand - interest bearing	88,628	68,593
Savings	93,168	69,950
Time, $100,000 and over	72,212	47,703
Other time	180,189	156,413
Total deposits	$493,041	$384,020

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

The following is a schedule reflecting classification and remaining maturities of time deposits of $100,000 and over at December 31, 2007:

(Amounts in thousands)
2008	$50,025
2009	11,553
2010	1,112
2011	2,108
2012	7,414
$72,212

Interest expense related to time deposits of $100,000 or more was $2,693,000 in 2007, $1,907,000 in 2006, and $1,330,000 in 2005.

In November 2007, approximately $109,672,000 of deposit accounts were assumed through the acquisition of Pocono Community Bank (See Notes 2 and 13).

NOTE 10  —   SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2007 and 2006:

		2007
			Maximum
	Ending	Average	Month End	Average
(Amounts in thousands)	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$16,386	$14,563	$23,842	4.07%
Federal Home Loan Bank	29,500	14,136	29,500	4.99%
U.S. Treasury tax and loan notes	1,463	537	1,686	5.47%
Total	$47,349	$29,236	$55,028	5.54%

		2006
			Maximum
	Ending	Average	Month End	Average
(Amounts in thousands)	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$15,688	$13,411	$16,138	4.04%
Federal Reserve - Discount Window	—	4	—	6.25%
Federal Home Loan Bank	11,000	6,525	13,325	5.06%
U.S. Treasury tax and loan notes	1,491	367	1,491	5.83%
Total	$28,179	$20,307	$30,954	5.10%

NOTE 10  —   LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank (FHLB) and a capital lease assumed as a result of the acquisition of Pocono Community Bank in the amount of $811,000. Long term capital lease scheduled maturities as of December 31, 2007 are: $47,000 in 2008, $51,000 in 2009, $55,000 in 2010, $60,000 in 2011, $67,000 in 2012, and $524,000 thereafter for a total balance of $804,000 as of December 31, 2007.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

Under terms of a blanket agreement, collateral for the loans is secured by certain qualifying assets of the Corporation’s banking subsidiary with FHLB.  The principal assets are real estate mortgages with a carrying value of $347,965,000 and certain investment securities with a carrying value of $151,803,000 at December 31, 2007.

A schedule of long-term borrowings by maturity as of December 31, 2007 and 2006 follows:

(Amounts in thousands)	2007	2006
Due 2007, 3.09% to 3.91%	$—	$10,255
Due 2008, 3.54% to 5.48%	9,030	9,030
Due 2009, 3.87% to 5.01%	12,000	7,000
Due 2010, 4.95% to 6.76%	23,591	15,500
Due 2011, 4.23% to 5.03%	7,000	7,000
Due 2012, 4.77%	10,000	5,000
Due 2014, 5.41%	3,750	3,750
	$65,371	$57,535

NOTE 12  —   INCOME TAXES

The current and deferred components of the income tax provision (benefit) consisted of the following:

(Amounts in thousands)	2007	2006	2005
Federal
Current	$1,456	$1,417	$1,389
Deferred (benefit)	(104)	(263)	(49)
	$1,352	$1,154	$1,340
State
Current	39	$34	$23
Deferred	—	—	—
	$39	$34	$23

Total provision for income taxes	$1,391	$1,188	$1,363

The following is a reconciliation between the actual provision for federal income taxes and the amount of federal income taxes which would have been provided at the statutory rate of 34%:

	2007		2006		2005
(Amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rate	$2,556	34.0%	$2,508	34.0%	$2,792	34.0%
Tax-exempt income	(1,060)	(14.1)	(1,276)	(17.3)	(1,374)	(16.7)
Non-deductible expenses	165	2.2	176	2.4	161	2.0
Tax credit from limited partnership Less amortization - net	(79)	(1.1)	(62)	(.8)	(64)	(.8)
Bank owned life insurance income - net	(190)	(2.5)	(160)	(2.2)	(149)	(1.8)
Other-net	(40)	(.5)	(32)	(.5)	(26)	(.4)
Applicable federal income tax and rate	$1,352	18.0%	$1,154	15.6%	$1,340	16.3%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

Total federal income tax attributable to realized security gains and losses was $164,000 in 2007, $130,000 in 2006 and $143,000 in 2005.

The deferred tax assets and liabilities resulting from temporary timing differences have been netted to reflect a net deferred tax asset (liability) included in other assets or other liabilities in these consolidated financial statements. The components of the net deferred tax asset (liability) at December 31, 2007 and 2006, are as follows:

(Amounts in thousands)	2007	2006
Deferred Tax Assets:
Allowance for loan losses	$1,631	$1,145
Deferred compensation	364	339
Deferred health benefits	2	4
Contributions	13	9
Non-accrual interest	41	3
Leases	114	—
Limited partnership	69	58
Alternative minimum tax credits	85	85
Tax credits from limited partnerships	184	147
Unrealized investment securities losses-net	85	—
Total	$2,588	$1,790
Deferred Tax Liabilities:
Loan fees and costs	$219	$(195)
Depreciation	223	(229)
Accretion	72	(80)
Mortgage servicing rights	28	(11)
Intangibles	441	(135)
Unrealized investment securities gains	—	(28)
Total	$983	$(678)
Net Deferred Tax Asset (Liability)	$1,605	$1,112

It is anticipated that all deferred tax assets are to be realized and accordingly, no valuation allowance has been provided.

The Corporation and its subsidiary file a consolidated federal income tax return.

NOTE 13  —   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the years ended December 31, 2007, 2006 and 2005, cash payments for interest expense and income taxes were as follows:

(Amounts in thousands)	2007	2006	2005

Interest paid on deposits and other borrowings	$17,448	$14,784	$11,401

Income taxes paid	$1,752	$1,380	$921

The Corporation transferred loans to foreclosed assets held-for-sale in amounts of $624,000, $28,000 and $457,000 in 2007, 2006 and 2005, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

Non-Cash Investing and Financing Activities

On November 1, 2007 First Keystone Corporation completed its acquisition of Pocono Community Bank (See Note 2). A summary of the estimated fair value of the non-cash assets acquired and the liabilities assumed at the date of acquisition were as follows:

(Amounts in thousands)
Assets Acquired:
Investment securities	$13,122
Loan, net of allowances for loan losses	104,752
Premises and equipment-net	3,292
Accrued interest receivable	596
Cash surrender value of bank-owned life insurance	2,950
Goodwill and other intangibles	19,838
Other assets	1,065
Total Assets Acquired	$145,615

Liabilities Assumed:
Deposits	$109,672
Borrowings	5,908
Other liabilities	413
Total Liabilities Assumed	$115,993

Net Non-Cash Assets Acquired	$29,622

The Corporation issued 932,203 shares of common stock to the shareholders of Pocono Community for a total of $15,996,000. The company paid $17,569,000 for the acquisition less cash acquired from Pocono Community Bank in the amount of $3,943,000 or a net cash expenditure of $13,626,000.

NOTE 14  —   EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401K Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Under the savings feature, the Corporation matches 100% of the employee contribution up to 3% of compensation which amounted to $111,000, $102,000 and $99,000, in 2007, 2006 and 2005, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $273,000, $263,000 and $301,000 in 2007, 2006 and 2005, respectively.

The Bank also has non-qualified deferred compensation agreements with two of its officers and three retired officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank’s accrued liability for these deferred compensation agreements as of December 31, 2007 and 2006, was $1,071,000 and $998,000, respectively.  The related expense for these plans amounted to $125,000, $108,000 and $179,000 in 2007, 2006 and 2005, respectively.

The Bank entered into agreements to provide post-retirement benefits to a retired employee in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Corporation adopted the guidance in EITF 06-4 (See recent accounting pronouncements in Note 1) effective January 1, 2007 to recognize the liabilities for future benefits in the amount of $36,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

NOTE 15  —  COMMITMENTS AND CONTINGENCIES

The Corporation’s banking subsidiary currently leases four branch banking facilities and one parcel of land, as well as two operation centers, under operating leases. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $216,000, $162,000 and $152,000, respectively.  Minimum rental payments required under these operating leases are:  2008 - $256,000, 2009 - $207,000, 2010 - $182,000, 2011 - $151,000, 2012 - $76,000 and thereafter $2,460,000.

The banking subsidiary leases land and a bank building under a lease expiring in 2017. This lease has an operating lease commitment and a capital lease component.

Minimum future rental payments as of December 31, 2007 under this noncancelable operating lease component for land are due as follows and are included in the amounts of operating lease payments above. 2008 - $36,000, 2009 - $36,000, 2010 - $36,000, 2011 - $36,000, 2012 - $36,000 and thereafter $182,000.

Minimum future lease payments under the capital lease component for the bank building as of December 31, 2007 for each of the next five years and in the aggregate are:

Year Ending December 31
2008	$113,000
2009	113,000
2010	113,000
2011	113,000
2012	115,000
Thereafter	647,000

Total minimum lease payments	1,214,000
Less amounts representing interest	410,000
Present value of net minus lease payments	$804,000

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

NOTE 16  —  RELATED PARTY TRANSACTIONS

Certain directors and executive officers of First Keystone Corporation and its Subsidiary and companies in which they are principal owners (i.e., at least 10%) were indebted to the Corporation at December 31, 2007, 2006 and 2005. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The loans do not involve more than the normal risk of collectibility nor present other unfavorable features.

A summary of the activity on the related party loans, comprised of 8 directors and 3 executive officers and their related companies consists of the following:

(Amounts in thousands)	2007	2006	2005
Balance at January 1	$939	$1,221	$744
Additions	4,074	1,359	1,289
Deductions	(1,363)	(1,641)	(812)
Balance at December 31	$3,650	$939	$1,221

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on lines of credit and letters of credit for 2007, 2006 and 2005,  presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $2,574,000, $1,908,000 and $2,785,000, respectively, on the above loans.

Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $7,950,000 and $4,996,000 at December 31, 2007 and 2006, respectively.

NOTE 17  —  REGULATORY MATTERS

Dividends are paid by the Corporation to shareholders which are mainly provided by dividends from the Bank. However, national banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the limitation provides that dividend payments may not exceed the Bank’s current year’s retained income plus retained net income for the preceding two years. During 2007, the Bank paid dividends to the Corporation in the amount of $10,459,000. The Bank’s undistributed net income for 2005 and 2006 at the beginning of 2007 was $5,081,000 and the Bank’s net income for the year ended December 31, 2007 was $5,817,000. Accordingly, in 2008, without prior regulatory approval, the Bank may declare dividends to the Corporation in the amount of $439,000 plus additional amounts equal to the net income earned in 2008 for the period January 1, 2008, through the date of declaration, less any dividends which may have already been paid in 2008. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2007 and 2006, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set fourth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I Capital (as defined) to Average Assets (as defined).

As of December 31, 2007, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum Total Risk-Based, Tier I Risked-Based and Tier I Leverage Ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital
(to Risk Weighted Assets)	$61,056	14.28%	$34,203	8.00%	$42,754	10.00%
Tier I Capital
(to Risk Weighted Assets)	56,010	13.10%	17,102	4.00%	25,652	6.00%
Tier I Capital
(to Average Assets)	56,010	9.00%	24,891	4.00%	31,113	5.00%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital
(to Risk Weighted Assets)	$51,320	17.41%	$23,578	8.00%	$29,472	10.00%
Tier I Capital
(to Risk Weighted Assets)	47,649	16.17%	11,789	4.00%	17,683	6.00%
Tier I Capital
(to Average Assets)	47,649	9.19%	20,731	4.00%	25,914	5.00%

The Corporation’s capital ratios are not materially different from those of the Bank.

NOTE 18	—	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF
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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.

The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2007 and 2006 were as follows:

(Amounts in thousands)	2007	2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$42,776	$33,811
Financial standby letters of credit	$1,744	$1,160
Performance standby letters of credit	$2,471	$2,155

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4, “Loans”. It is management’s opinion that the loan portfolio was well balanced and diversified at December 31, 2007, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region’s economy.

NOTE 19  —  COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
(Amounts in thousands)	2007	2006	2005
Unrealized holding (losses) on available-for-sale investment securities arising during the period	$273	$(1,220)	$(3,300)
Less reclassification adjustment for net gains and losses realized in income	426	210	1,203
Change in unrealized (losses) before tax effect	$(153)	$(1,430)	$(4,503)
Tax effects	(113)	(497)	(1,543)
Net change in unrealized (losses)	$(40)	$(933)	$(2,960)

NOTE 20  —  STOCKHOLDERS’ EQUITY

On November 1, 2007 First Keystone Corporation completed its acquisition of Pocono Community Bank (See Note 2) and in connection therewith, issued 932,203 shares of First Keystone common stock for a total of $15,996,000.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

Participation in this plan by shareholders began in 2001. Shares transferred under this dividend reinvestment and stock purchase plan were as follows:

Year	Number of Shares
2001	3,260
2002	7,747
2003	8,000
2004	13,932
2005	21,491
2006	22,964
2007	25,900

NOTE 21  —  STOCK COMPENSATION PLAN

On February 10, 1998, the Board of Directors adopted a stock option incentive plan and initially reserved 100,000 shares of common stock for issuance under the plan for certain employees of the Bank. After adjustments for the effects of stock dividends, options exercised and options forfeited there remains 68,104 options for possible issuance.  Under the Plan, options are granted at fair market value and the time period during which any option granted may be exercised may not commence before six months or continue beyond the expiration of ten years after the option is awarded.  Upon exercise of the stock options, shares of the Corporation’s stock are issued from Treasury Stock.

On December 27, 2007, the Board of Directors issued 6,250 stock options.

The fair value of stock options issued to employees is measured on the date of the grant and is recognized as compensation expense over the requisite service period.  Expected volatility and dividend yield are based on historical stock prices and dividend amounts over past time periods equal in length to the life of the options.  The risk-free interest rate is determined using the U.S. Treasury yield curve in effect at the date of the grant.  The expected life of the options is calculated using the average term of the vesting period and the maximum term.

Stock based compensation expense was $1,000 for the year ended December 31, 2007 attributable to stock options granted in 2007.  Stock based compensation expense was $8,000 for the year ended  December 31, 2006 attributable to stock options granted in 2005.  Forfeitures in excess of stock options expense was ($2,000) for the year ended December 31, 2005 for stock options issued in 2003.

The fair value of each option grant is estimated on the date of grant using the Binomial Option Pricing Model derived from the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for options granted in 2007 and 2005, respectively: dividend yield of 5.25% and 4.05%; expected volatility of 26.17% and 23.04%; risk-free interest rate of 3.64% and 4.39%; and an expected life of 5.25 years and 10 years.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

Information about stock options outstanding at December 31, 2007, is summarized as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance at January 1	51,383	$17.55	60,619	$18.61	66,653	$18.29
Granted	6,250	16.75	—	—	4,000	22.00
Granted due to stock dividend	—	—	2,404	17.56	—	—
Exercised	—	—	(4,415)	16.23	(6,211)	15.40
Forfeited	(3,071)	15.95	(7,225)	21.33	(3,823)	21.80
Balance at December 31	54,562	17.55	51,383	17.55	60,619	18.61

Exercisable at December 31	48,312	$17.65	51,383	$17.55	56,619	$18.37
Weighted average fair value of
options granted during the year		$2.98				$5.02

Under the terms of the stock option incentive plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2006.

Exercise prices of options outstanding as of December 31, 2007, ranged from $10.28 to $21.11 per share. The weighted average remaining contracted life is approximately 4.22 years.

The 54,562 options outstanding as December 31, 2007 have an intrinsic value, which is the amount that the value of the underlying stock exceeds the exercise price of the options of $33,000.  The total intrinsic value of the options exercised during the years ended December 31, 2007, 2006 and 2005 was $0, $10,000 and $31,000, respectively.  Cash received from stock options exercised for the years ended December 31, 2007, 2006 and 2005 was $0, $72,000 and $96,000, respectively.

The following table summarizes information concerning the 1998 Employee Stock Option Plan at December 31, 2007.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Year	Outstanding*	Contractual Life	Price	Exercisable	Price
1998	10,319.75		$20.26	10,319	$20.26
1999	10,041	1.75	15.88	10,041	15.88
2000	4,950	2.75	10.28	4,950	10.28
2002	8,574	4.75	15.08	8,574	15.08
2003	11,018	5.75	21.11	11,018	21.11
2005	3,410	7.75	20.95	3,410	20.95
2007	6,250	9.75	16.75	0	—

	54,562	4.22	$17.55	48,312	$17.65

*As adjusted for stock dividend noted above.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

NOTE 22  —   FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not required to be recognized in the consolidated balance sheets, for which it is practicable to estimate such fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Fair value estimates derived through these techniques cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

Loans

Fair values are estimated for categories of loans with similar financial characteristics. Loans were segregated by type such as commercial, tax-exempt, real estate mortgages and consumer. For estimation purposes each loan category was further segmented into fixed and adjustable rate interest terms and also into performing and non-performing classifications.

The fair value of each category of performing loans is calculated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value for non-performing loans is based on management’s estimate of future cash flows discounted using a rate commensurate with the risk associated with the estimated future cash flows. The assumptions used by management are judgmentally determined using specific borrower information.

Cash Surrender Value of Bank Owned Life Insurance

Fair value is equal to the cash surrender value of life insurance policies.

Deposits

Under SFAS 107, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts and Money Market Accounts is equal to the amount payable on demand at December 31, 2007 and 2006.

Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar term borrowings, to a schedule of aggregated expected monthly maturities on time deposits.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

Short-Term and Long-Term Borrowings

The fair values of short-term and long-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s incremental borrowing rate for similar instruments.

Commitments to Extend Credit and Standby Letters of Credit

Management estimates that there are no material differences between the notional amount and the estimated fair value of those off-balance sheet items since they are primarily composed of unfunded loan commitments which are generally priced at market at the time of funding.

At December 31, 2007 and 2006, the carrying values and estimated fair values of financial instruments of the Corporation are presented in the table below:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
(Amounts in thousands)	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$9,886	$9,886	$5,881	$5,881
Short-term investments	89	89	4,307	4,307
Investment securities - available for sale	241,521	241,521	237,009	237,009
Investment securities - held to maturity	4,539	4,553	6,929	6,908
Net loans	371,556	364,380	248,086	250,989
Accrued interest receivable	3,241	3,241	2,686	2,686
Cash surrender value of life insurance	16,450	16,450	11,942	11,942

FINANCIAL LIABILITIES:
Deposits	493,041	478,109	384,020	367,952
Short-term borrowings	47,349	47,349	28,179	28,179
Long-term borrowings	66,175	68,736	57,535	57,902
Accrued interest and other expenses	3,454	3,454	2,581	2,581

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit		42,776		33,811
Financial standby letters of credit		1,744		1,160
Performance standby letters of credit		2,471		2,155

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

NOTE 23  —  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS

	December 31
(Amounts in thousands)	2007	2006
ASSETS
Cash in subsidiary bank	$316	$1,648
Investment in subsidiary bank	76,962	48,594
Investment in other equity securities	2,917	3,711
Prepayments and other assets	330	274
TOTAL ASSETS	$80,525	$54,227

LIABILITIES
Accrued expenses and other liabilities	$102	$440
Advance from subsidiary bank	9,499	400
TOTAL LIABILITIES	$9,601	$840

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—
Common stock	11,375	9,511
Surplus	30,252	16,119
Retained earnings	35,705	33,793
Accumulated other comprehensive income (loss)	(166)	(126)
Treasury stock, at cost	(6,242)	(5,910)
TOTAL STOCKHOLDERS’ EQUITY	$70,924	$53,387

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,525	$54,227

STATEMENTS OF INCOME

Year Ended December 31

(Amounts in thousands)	2007	2006	2005
INCOME
Dividends from Subsidiary Bank	$10,459	$3,902	$3,607
Dividends - other	107	89	69
Securities gains	420	362	252
Interest	32	33	38
TOTAL INCOME	$11,018	$4,386	$3,966

Operating Expenses	89	84	82
Income Before Taxes and Equity in
Undistributed Net Income of Subsidiary	$10,929	$4,302	$3,884
Income tax expense	160	137	93
Income Before Equity in Undistributed Net
Income of Subsidiary	$10,769	$4,165	$3,791
Equity in (excess of) Undistributed Net Income of Subsidiary	(4,642)	2,025	3,056

NET INCOME	$6,127	$6,190	$6,847

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 - Continued

STATEMENTS OF CASH FLOWS

	Year Ended December 31
(Amounts in thousands)	2007	2006	2005
OPERATING ACTIVITIES
Net income	$6,127	$6,190	$6,847
Adjustments to reconcile net income to net cash provided by operating activities:
Securities gains	(420)	(362)	(252)
Equity in (excess of) undistributed net income of subsidiary	4,642	(2,025)	(3,056)
(Increase) decrease in prepaid expenses and other assets	(56)	(150)	336
Increase (decrease) in advances payable to subsidiary bank - net operating	71	102	(342)
Increase (decrease) in accrued expenses and other liabilities	38	(30)	42
NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,402	$3,725	$3,575

INVESTING ACTIVITIES
Purchase of equity securities	$(765)	$(1,403)	$(685)
Proceeds from sale of equity securities	1,052	859	479
Purchase of bank	(16,539)	—	—
NET CASH (USED IN) INVESTING ACTIVITIES	$(16,252)	$(544)	$(206)

FINANCING ACTIVITIES
Proceeds from sale of treasury stock	$	$71	$95
Acquisition of treasury stock	(332)	(1,514)	(247)
Cash dividends paid	(4,179)	(3,874)	(3,602)
Dividends paid in lieu of fractional shares	—	(4)	—
Advances from subsidiary bank	9,029	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$4,518	$(5,321)	$(3,754)

(DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,332)	$(2,140)	$(385)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,648	3,788	4,173
CASH AND CASH EQUIVALENTS AT END OF YEAR	$316	$1,648	$3,788

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION

We have audited First Keystone Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing a risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Keystone Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated March 11, 2008 expressed an unqualified opinion on those thereon.

J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania
March 11, 2008

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Management of First Keystone Corporation (the “Corporation”), with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, pursuant to Securities Exchange Act Rules 13a-15, as amended, as of December 31, 2007. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in our periodic SEC filings.

Management’s Report on Internal Control Over Financial Reporting

The management of First Keystone Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Corporation’s internal control over financial reporting are supported by written policies that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipt and expenditures of the Corporation are being made only in accordance with authorization of the Corporation’s management and Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the consolidated financial statements.

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

The management of First Keystone Corporation assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control — Integrated Framework.  Based on our assessment we believe that, as of December 31, 2007, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Corporation’s internal control over financial reporting as of December 31, 2007.  This report appears on page 67.

Changes in Internal Controls

The Corporation made no changes in its internal controls or in other factors that has materially affected, or is reasonably likely to materially affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial Officers.

ITEM 9B.         OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Information As To Directors and Nominees,” “Principal Officers of the Bank and the Corporation” and “Committees of the Board of Directors” are incorporated here by reference from First Keystone Corporation’s proxy statement for its 2008 annual meeting of shareholders scheduled for May 6, 2008.  The information under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” and “Code of Ethics” are as follows:

SECTION 16(A) BENEFICIAL OWNERSHIP

REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors, executive officers and shareholders who own more than 10% of the Corporation’s outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Corporation with the Securities and Exchange Commission.  Based solely on its review of copies of Section 16(a) forms received by it, or written representations from reporting persons that no Form 5’s were required for those persons, the corporation believes that during the period January 1, 2007 through December 31, 2007, its officers, directors and reporting shareholders were in compliance with all filing requirements applicable to them.

CODE OF ETHICS

The Corporation has adopted a Directors and Senior Management Code of Ethical Conduct, which applies to all members of the Board of Directors and to senior officers of the Corporation.  It can be found on the Investor Relations section of our website at www.firstkeystonecorporation.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” (pages 20 through 29), “Compensation Discussion and Analysis (CD&A),” Compensation Committee Interlocks and Insider Participation,” and Compensation Committee Report” are incorporated here by reference from First Keystone Corporation’s proxy statement for its 2008 annual meeting of shareholders scheduled for May 6, 2008.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED   SHAREHOLDER MATTERS

The information under the caption “Share Ownership” and “Equity Compensation Plan Information” are incorporated here by reference from First Keystone Corporation’s proxy statement for its 2008 annual meeting of shareholders scheduled for May 6, 2008.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Related Person Transactions” and “Governance Of The Company” are incorporated here by reference from First Keystone Corporation’s proxy statement for its 2008 annual meeting of shareholders scheduled for

May 6, 2008.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Report of the Audit Committee” is incorporated here by reference from First Keystone Corporation’s proxy statement for its 2008 annual meeting of shareholders scheduled for May 6, 2008.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                 1.        Financial Statements

The following consolidated financial statements are included in Part II, Item 8, of this Report:

First Keystone Corporation and Subsidiary.

2.       Financial Statement Schedules

Financial statements schedules are omitted because the required information is either not applicable, not required,  or is shown in the financial statements or in their notes.

3.       Exhibits

Exhibits required by Item 601 of Regulation S:

Exhibit Number Referred to
Item 601 of Regulation S-K	Description of Exhibit

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(I) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006).

3ii	By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-Q for the quarter ended September 31, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

Exhibit Number Referred to
Item 601 of Regulation S-K	Description of Exhibit (Continued)

10.5

Employment Agreement between First Keystone Corporation, First Keystone National Bank and John G. Gerlach dated May 10, 2007 (Incorporated by reference to Annex B to the Proxy Statement/Prospectus on the Registrant’s Registration Statement on Form S-4, as amended (No. 333-145658)).

10.6

Consulting Agreement between Keystone Corporation, First Keystone National Bank and John G. Gerlach dated May 10, 2007 (Incorporated by reference to Annex C to the Proxy Statement/Prospectus on the Registrant’s Registration Statement on Form S-4, as amended (No. 333-145658)).

10.7

Form of Non-Competition and Non-Solicitation Agreement by and between First Keystone Corporation and the Pocono Community Bank directors (Incorporated by reference to Annex F to the Proxy Statement/Prospectus on the Registrant’s Registration Statement on Form S-4, as amended (No. 333-145658)).

14	Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 9, 2007).

21	List of Subsidiaries of the Corporation.

23	Consent of Independent Auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST KEYSTONE CORPORATION

/s/ J. Gerald Bazewicz
J. Gerald Bazewicz
President/Chief Executive Officer

Date:	March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Arndt	March 11, 2008
John Arndt, Secretary/Director	Date

/s/ J. Gerald Bazewicz	March 11, 2008
J. Gerald Bazewicz, President/	Date
Chief Executive Officer/Director

/s/ Don E. Bower	March 11, 2008
Don E. Bower, Director	Date

/s/ Robert A. Bull	March 11, 2008
Robert A. Bull, Director	Date

/s/ Robert E. Bull	March 11, 2008
Robert E. Bull, Chairman/Director	Date

/s/ Joseph B. Conahan, Jr.	March 11, 2008
Joseph B. Conahan, Jr., Director	Date

/s/ Dudley P. Cooley	March 11, 2008
Dudley P. Cooley, Director	Date

/s/ Jerome F. Fabian	March 11, 2008
Jerome F. Fabian, Director	Date

/s/ John G. Gerlach	March 11, 2008
John G. Gerlach, Director	Date

/s/ Diane C. A. Rosler	March 11, 2008
Diane C.A. Rosler, Chief Financial Officer	Date

/s/ David R. Saracino	March 11, 2008
David R. Saracino, Director	Date

/s/ Robert J. Wise	March 11, 2008
Robert J. Wise, Vice Chairman/Director	Date