Form 10-Q
period 2008-03-31
FIRST KEYSTONE CORP
filed 2008-05-12
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

                       Yes   [X]     No   [  ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]       Accelerated filer  [X]
Non-accelerated filer   [  ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                         Yes [  ]      No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 5,440,076 shares at May 7, 2008.

                   PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements


                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                                                    March          December
                                                     2008           2007
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $ 15,499         $  9,886
Interest-bearing deposits in other
   banks                                              4,809               89
Investment securities available-for-
   sale carried at estimated fair
   value                                            223,406          241,521
Investment securities, held-to-
   maturity securities, estimated
   fair value of $4,559 and $4,553                    4,535            4,538
Loans, net of unearned income                       384,474          376,603
Allowance for loan losses                            (5,142)          (5,046)
                                                   ________         ________
   Net loans                                       $379,332         $371,557
Premises and equipment - Net                          8,420            8,486
Accrued interest receivable                           3,220            3,241
Cash surrender value of bank owned
   life insurance                                    16,619           16,450
Goodwill                                             19,133           18,981
Other assets                                          6,663            6,458
                                                   ________         ________
   TOTAL ASSETS                                    $681,636         $681,207
                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 58,124         $ 58,844
   Interest bearing                                 458,538          434,197
                                                   ________         ________
      TOTAL DEPOSITS                               $516,662         $493,041

Short-term borrowings                                14,199           47,349
Long-term borrowings                                 73,159           66,175
Accrued interest and other
   expenses                                           3,328            3,454
Other liabilities                                     2,046              264
                                                   ________         ________
   TOTAL LIABILITIES                               $609,394         $610,283
                                                   ________         ________
STOCKHOLDERS' EQUITY
Common stock, par value $2 per
   share                                           $ 11,375         $ 11,375
Surplus                                              30,261           30,252
Retained earnings                                    36,230           35,705
Accumulated other comprehensive
   income (loss)                                        618             (166)
Less treasury stock at cost 247,691
   shares in 2008 and 247,691
   shares in 2007                                    (6,242)          (6,242)
                                                   ________         ________
   TOTAL STOCKHOLDERS' EQUITY                      $ 72,242         $ 70,924
                                                   ________         ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $681,636         $681,207
                                                   ========         ========


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED March 31, 2008 AND 2007
                                (Unaudited)


(Amounts in thousands except per share data)

                                                  2008            2007
INTEREST INCOME
Interest and fees on loans                           $6,370          $4,305
Interest and dividend income
   on securities                                      2,952           3,094
Deposits in banks                                        15               8
Interest on federal funds sold                           14               0
                                                     ______          ______
   TOTAL INTEREST INCOME                             $9,351          $7,407
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $3,789          $3,164
Short-term borrowings                                   216             231
Long-term borrowings                                    848             691
                                                     ______          ______
   TOTAL INTEREST EXPENSE                            $4,853          $4,086
                                                     ______          ______
   Net interest income                               $4,498          $3,321
Provision for loan losses                                50              50
                                                     ______          ______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      $4,448          $3,271
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  152          $  140
Service charges and fees                                578             470
Bank owned life insurance income                        169             124
Gain on sale of loans                                    42              34
Investment securities gains
   (losses) - net                                       104             126
Other                                                    60              59
                                                     ______          ______
   TOTAL NON-INTEREST INCOME                         $1,105          $  953
                                                     ______          ______
NON-INTEREST EXPENSE
Salaries and employee benefits                       $1,876          $1,357
Occupancy, net                                          265             178
Furniture and equipment                                 212             180
Professional services                                   111              99
State shares tax                                        170             135
Other                                                   816             542
                                                     ______          ______
   TOTAL NON-INTEREST EXPENSES                       $3,450          $2,491
                                                     ______          ______
Income before income taxes                           $2,103          $1,733
Income tax expense                                      381             299
                                                     ______          ______
Net Income                                           $1,722          $1,434
                                                     ======          ======
PER SHARE DATA
   Net Income Per Share:
      Basic                                          $  .32          $  .32
      Diluted                                           .32             .32
      Cash dividends per share                          .22             .22


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED March 31, 2008 AND 2007
                                (Unaudited)


(Amounts in thousands)
                                                 2008              2007
OPERATING ACTIVITIES
Net income                                        $  1,722         $  1,434
Adjustments to reconcile net
   income to net cash provided by
   operating activities:
   Provision for loan losses                            50               50
   Provision for depreciation and
      amortization                                     585              129
   Stock option expense                                  9                0
   Premium amortization on investment
      securities                                        29               33
   Discount accretion on investment
      securities                                      (152)            (141)
   Gain on sale of mortgage loans                      (42)             (37)
   Proceeds from sale of mortgage
      loans                                          1,567            3,349
   Originations of mortgage loans
      for resale                                    (2,272)          (1,014)
   Gain on sales of investment
      securities                                       (72)            (126)
   Deferred income tax (benefit)                       (30)             (44)
   Increase in interest receivable
      and other assets                                (607)            (677)
   Increase in cash surrender bank
      owned life insurance                            (169)            (124)
   Increase (decrease) in interest
      payable, accrued expenses and
      other liabilities                                (26)             309
   Loss on sale of premises and
      equipment                                          0                3
                                                  ________         ________
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                  $    592         $  3,144
                                                  ________         ________
INVESTING ACTIVITIES
   Purchases of investment
      securities available-for-sale                (22,911)        $(33,242)
   Purchases of investment securities
      held-to-maturity                                   0                0
   Proceeds from sales of investment
      securities available-for-sale                 23,497           28,847
   Proceeds from maturities and
      redemptions of investment
      securities available for sale                 20,555            5,157
   Proceeds from maturities and
      redemption of investment
      securities held-to-maturity                        0            2,003
   Net increase in loans                            (7,116)          (3,034)
   Purchase of premises and
      equipment                                       (523)            (229)
   Proceeds from sale of premises
      and equipment                                      0                2
                                                  ________         ________
   NET CASH PROVIDED BY (USED IN)
      BY INVESTING ACTIVITIES                     $ 13,502         $   (496)
                                                  ________         ________
FINANCING ACTIVITIES
   Net increase in deposits                       $ 23,594         $  8,626
   Net decrease in short-term
      borrowings                                   (33,150)         (11,935)
   Proceeds from long-term
      borrowings                                    10,000                0
   Repayment of long-term
      borrowings                                    (3,008)               0
   Acquisition of treasury stock                         0             (144)
   Cash dividends                                   (1,197)            (996)
                                                  ________         ________
   NET CASH (USED IN) FINANCING
      ACTIVITIES                                  $ (3,761)        $ (4,449)
                                                  ________         ________
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           $ 10,333         $ (1,801)
CASH AND CASH EQUIVALENTS,
   BEGINNING                                         9,975           10,188
                                                  ________         ________
CASH AND CASH EQUIVALENTS, ENDING                 $ 20,308         $  8,387
                                                  ========         ========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for
      Interest                                    $  4,916         $  3,791
      Income Taxes                                      83               53


See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2008
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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $146,000 and $65,000 at March 31, 2008 and December 31, 2007, respectively.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $151,000 in 2007 and $128,000 in 2006 and 2005, and the amortization of the investments in the limited partnerships were $37,000, $26,000 and $25,000 for the three months ended March 31, 2008, 2007 and 2006, respectively. The carrying value of the investments as of March 31, 2008 and December 31, 2007 was $956,000 and $975,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

GOODWILL, OTHER INTANGIBLE ASSETS, AND PREMIUM DISCOUNT

     Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. The Corporation accounts for goodwill pursuant to the Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets". During the first quarter of 2008, $152,000 of liabilities were recorded related to the Pocono acquisition as a purchase accounting adjustment, resulting in an increase in excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. SFAS No. 142 includes requirements to test goodwill for impairments rather than to amortize goodwill. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2007, and has determined there was no impairment as of that date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2007, the Financial Accounting Standards Board
(FASB) issued State of Financial Accounting Standards SFAS 141, "Business Combinations". SFAS 141 will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition related restructuring costs that do not meet the criteria in SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141 will require new and modified disclosures surrounding subsequent changes to acquisition related contingencies, contingent consideration, noncontrolling interests, acquisition related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

     The Corporation will be required to prospectively apply SFAS 141 to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141 will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS 141 will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51". SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders' equity and will require subsequent changes in ownership interest in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

     EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements", was issued in September 2006 and is effective for fiscal years beginning after December 15, 2007 with earlier application permitted. EITF 06-4 requires that, for split dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Corporation adopted this standard as of January 1, 2007 through a cumulative effect adjustment to beginning retained earnings. This adjustment represented a decrease of $36,000 to retained earnings.

     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for a fair value through earnings. The guidance in SAB 109 expresses the staff's view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Corporation does not account for any written loan commitments at fair value through earnings.

     In June 2007, the FASB ratified the consensus reached in EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards". EITF 06-11 applies to entities that have share based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in any entity's pool of excess tax benefits that are available to absorb potential future tax deficiencies on share based payment awards. The Corporation will adopt EITF 06-11 on January 1, 2008 for dividends declared on share based payment awards subsequent to this date. The impact of adoption is not expected to have a material impact on financial condition, results of operations, or liquidity.

     In April 2007, the FASB issued FSP 39-1, "Amendments of FASB Interpretation No. 39. Offsetting of Amounts Related to Certain Contracts". FSP 39-1 permits entities to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FSP 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, should also be offset against the fair value of the related derivative instruments.

     Effective January 1, 2008, the Corporation adopted a net presentation for derivative positions and related collateral entered into under master netting agreements pursuant to the guidance in FIN 39 and FSP 39-1. The adoption of this guidance would result in balance sheet reclassifications of certain cash collateral based short term investments against the related derivative liabilities and certain deposit liability balances against the related fair values of derivative assets. The effects of these reclassifications will fluctuate based on the fair values of derivative contracts but overall would not have a material impact on either total assets or total liabilities. The adoption of these standards will not have an impact on the Corporations consolidated financial condition, results of operations or liquidity.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities". The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity's fair value election on its earnings. The election is irrevocable. The Corporation is currently assessing whether it will elect to adopt SFAS 159.

     In September 2006, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans", which requires the Corporation to recognize the funded status of a benefit plan as either assets or liabilities in the consolidated balance sheet and to recognize as a component of other comprehensive income, net of tax, unrecognized actuarial gains or losses, prior service costs and transition obligations that arise during the period. The adoption of SFAS 158 for year ended December 31, 2007 did not have a material impact on the Corporation's consolidated financial position, results of operations, or liquidity.

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

     In July 2006, the FASB issued FASB Staff Position FSP 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Related to Income Taxes Generated by a Leveraged Lease Transaction". This FSP amends SFAS 13, "Accounting for Leases", to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 was adopted by the Corporation on January 1, 2007. The application of this FSP is not expected to have a material impact on the Corporation's consolidated financial condition, results of operations, or liquidity.

     In June 2006, the FASB issued Interpretation No. 48 FIN 48, "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS 109, "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. The provisions of this interpretation were adopted by the Corporation on January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Corporation's consolidated financial condition, result of operations, or liquidity.

     In March 2006, the FASB issued Statement of Financial Accounting Standards SFAS 156, "Accounting for Servicing of Financial Assets", an amendment of SFAS 140. This standard requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

     Effective January 1, 2006, the Corporation adopted this statement by electing amortization method as the measurement method for residential real estate mortgage servicing rights (MSRs).

     In February 2006, the FASB issued Statement of Financial Accounting Standards SFAS 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement was effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007 and the adoption of SFAS 155 did not have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the three month period ended March 31, 2008 and 2007, was approximately $83,000 and $86,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2008 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended March 31, 2008, and March 31, 2007, were as follows:


(amounts in thousands)
                                               2008          2007
                                               ____          ____
Balance, January 1                               $5,046        $3,671
Provision charged to operations                      50            50
Loans charged off                                   (16)          (19)
Recoveries                                           62            13
                                                               ______   ______
Balance, March 31                                $5,142        $3,715
                                                               ======   ======


     At March 31, 2008, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $3,286,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At March 31, 2008, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

  Non accrual loans at March 31, 2008, and December 31, 2007, were $3,287,000 and $3,208,000, respectively.

     Loans past due 90 days or more and still accruing interest amounted to $37,000 and $185,000 on March 31, 2008 and December 31, 2007, respectively.

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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at March 31, 2008, and December 31, 2007, were as follows:


(amounts in thousands)
                                             March 31,     December 31,
                                              2008             2007
                                              ____             ____
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                  $44,119          $42,776
  Financial standby letters of
     credit                                       1,236            1,744
  Performance standby letters
     of credit                                    2,643            2,471


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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at March 31, 2008, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors' ability to honor their contracts may be influenced by the region's economy.


NOTE 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended March 31, 2008 were are follows:


(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock       Surplus
                                         ______         _____       _______
Balance at January 1, 2008                5,687,676      $11,375       $30,252

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
Total Comprehensive
  income (loss)
Recognition of stock
  option expense                                                             9
Cash dividends -
  $.22 per share
                                          _________      _______       _______

Balance at March 31, 2008                 5,687,767      $11,375       $30,261
                                          =========      =======       =======


(Amounts in thousands, except common share data)

                                                                Accumulated
                                     Compre-                      Other
                                     hensive      Retained     Comprehensive
                                     Income        Earnings   Income (Loss)
                                     ______        ________     ____________
Balance at January 1, 2008                           $35,705        $(166)

Comprehensive Income:
  Net Income                           $1,722          1,722
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                                     784                 784
                                       ______
Total Comprehensive
  income (loss)                                                              $2,506
                                       ======
Recognition of stock
  option expense
Cash dividends -
  $.22 per share                                      (1,197)
                                                     _______         ____
Balance at March 31, 2008                            $36,230         $618
                                                     =======         ====



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2008                        $(6,242)       $70,924

Comprehensive Income:
  Net Income                                                       1,722
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                          784
Total Comprehensive
  income (loss)
Recognition of stock
  option expense                                                       9
Cash dividends -
  $.22 per share                                                  (1,197)
                                                  _______        _______

Balance at March 31, 2008                         $(6,242)       $72,242
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

     The results of operations for the three month period ended
March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2007, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of March 31, 2008, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2008, and 2007. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ J.H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
May 7, 2008

Item 2.   First Keystone Corporation Management's Discussion and
          Analysis of Financial Condition and Results of Operation as of March 31, 2008



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

     The Corporation acquired Pocono Community Bank, Stroudsburg,
Pennsylvania, in the fourth quarter of 2007. Period to period comparisons and the Management's Discussion are impacted by this acquisition when 2008 results are compared to 2007.


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the first quarter of 2008 of $1,722,000, an increase of $288,000, or 20.1%
from the first quarter of 2007. The increase in net income for 2008 was primarily the result of the yield curve steepening and an increase in net interest income of $1,177,000 from the first quarter of 2007. In addition, the first quarter of 2008 reflected the first full quarter of earnings from our Pocono Community Bank acquisition completed in November 2007. Pocono Community Bank operates as a division of First Keystone National Bank. On a per share basis, net income per share was $.32 for the first three months of 2008 equal to $.32 for the first three months of 2007. Cash dividends amounted to $.22 per share, equal to $.22 paid in the first quarter of 2007.

     Year to date net income annualized amounts to a return on average common equity of 9.62%, a return on tangible equity of 13.11% and a return on assets of 1.01%. For the three months ended March 31, 2007, these measures were 10.60%, 10.84%, and 1.09%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2008, interest income amounted to $9,351,000, an increase of $1,944,000 or 26.2% from the first quarter of 2007, while interest expense amounted to $4,853,000 in the first quarter of 2008, an increase of $767,000, or 18.8% from the first quarter of 2007. As a result, net interest income increased $1,177,000, or 35.4% in the first quarter of 2008 to $4,498,000 from $3,321,000 in first quarter of 2007.

     Our net interest margin for the quarter ended March 31, 2008, was 3.19% compared to 2.96% for the quarter ended March 31, 2007.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended March 31, 2008, was $50,000, the same as the provision for the first quarter of 2007. Recoveries exceeded charge offs in the amount of $46,000 for the three months ended March 31, 2008, as compared to net charge offs of $7,000 for the first three months of 2007. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.34% as of March 31, 2008, the same as 1.34% reported as of December 31, 2007.

NON-INTEREST INCOME

     Total non interest income or other income was $1,105,000 for the quarter ended March 31, 2008, as compared to $953,000 for the quarter ended March 31, 2007, an increase of $152,000, or 15.9%. Excluding investment securities gains and losses, non interest income was $1,001,000 for the first quarter of 2008, an increase of $174,000, or 21.0% from the first quarter of 2007. Increases in trust department income, increased service changes and fees, additional income on bank owned life insurance, higher gains on sale of loans, and additional other non interest income were the primary reasons for the higher non interest income in 2008.


NON-INTEREST EXPENSES

     Total non interest expenses, or other expenses, was $3,450,000 for the quarter ended March 31, 2008, as compared to $2,491,000 for the quarter ended March 31, 2007. The increase of $959,000, or 38.5% is comprised of salary and benefits increasing $519,000, occupancy and fixed asset expense increasing $119,000, and other non interest expense, including professional services and state shares tax increasing $321,000.

     Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amounted to $1,876,000, or 54.4% of total non interest expense for the three months ended March 31, 2008, as compared to 54.5% for the first three months of 2007. Net occupancy and fixed asset expense amounted to $477,000 for the three months ended March 31, 2008, an increase of $119,000, or 33.2%. Other non interest expenses, including professional services and state shares tax amounted to $1,097,000 for the three months ended March 31, 2008, an increase of $321,000, or 41.4% from the first three months of 2007. Our non interest expense in the first quarter of 2008 continues to be approximately 2.0% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non interest expense.

     In March 2008, we successfully converted Pocono Community Bank to our core processing system. This conversion will improve efficiency and provide future cost savings from the termination of Pocono's computer contract and the reduction in employees.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. Income tax amounted to $381,000 for the three months ended March 31, 2008, as compared to $299,000 for 2007, an increase of $82,000. The effective total income tax rate was 18.1% for the first quarter of 2008 as compared to 17.3% for the first quarter of 2007.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased slightly to $681,636,000 as of March 31, 2008, an increase of $429,000 from year end 2007. Total deposits increased to $516,662,000 as of March 31, 2008, an increase of $23,621,000, or 4.8% over year end 2007. The increase in deposits funded loan growth and a reduction in short term borrowings.

     During the first quarter of 2007 the Corporation reduced short term borrowings to $14,199,000 as of March 31, 2008, as compared to $47,349,000 as of December 31, 2007. Long term borrowings were $73,159,000 as of March 31, 2008, an increase from the $66,175,000 reported December 31, 2007.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $384,474,000 as of March 31, 2008, up $7,871,000, or
2.1% since year end 2007. The loan portfolio continues to be diversified. Overall asset quality has remained stable with non performing assets decreasing slightly since year end 2007. Total allowance for loan losses to total non performing assets was 149.1% as of March 31, 2008, up from 145.9% at year end 2007.

     Besides loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2007, to March 31, 2008. Held to maturity securities amounted to $4,535,000 as of March 31, 2008, a decrease of $3,000 from December 31, 2007. Available for sale securities amounted to $223,406,000 as of March 31, 2008, a decrease of $18,115,000 from year end 2007. Interest bearing deposits with banks increased as of March 31, 2008, to $4,809,000 from $89,000 at year end 2007.


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


NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with loans past due 90 days or more and still accruing. As of March 31, 2008, total non performing assets were $3,448,000 as compared to $3,458,000 on December 31, 2007. Non performing assets to total loans and foreclosed assets was 0.90% as of March 31, 2008, and 0.92% as of December 31, 2007.

     Interest income received on non performing loans as of March 31, 2008, was $18,000 compared to $147,000 for the year ending of December 31, 2007. Interest income, which would have been recorded on these loans under the original terms as of March 31, 2008, and December 31, 2007, were $78,000 and $175,000, respectively. As of March 31, 2008 and December 31, 2007, there were no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased $23,621,000 as non-interest bearing deposits decreased by $720,000 and interest bearing deposits increased by $24,341,000 as of March 31, 2008, from year end 2007. Total short term and long term borrowings decreased to $87,358,000 as of March 31, 2008, from $113,524,000 at year end
2007, a decrease of $26,166,000, or 23.0%.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains or losses on investment securities available for sale increased shareholders' equity, or capital net of taxes, by $617,000 as of March 31, 2008, and reduced equity by $166,000 as of December 31, 2007. A factor which reduced total equity capital as of March 31, 2008, and year end 2007 relates to stock repurchase. The Corporation had 247,691 shares of common stock on March 31, 2008 and December 31, 2007, as treasury stock. This had an effect of our reducing our total stockholders' equity by $6,242,000 on both March 31, 2008, and December 31, 2007.

     Total stockholders' equity was $72,242,000 as of March 31, 2008, and $70,924,000 as of December 31, 2007. Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2008, our leverage ratio was 7.64% compared to 7.96% as of December 31, 2007. In addition, Tier I risk based capital and total risk based capital ratio as of March 31, 2008, were 11.77% and 12.97%, respectively. The same ratios as of December 31, 2007 were 11.86% and 13.06%, respectively.


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


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2007. The composition of rate sensitive assets and rate sensitive liabilities as of March 31, 2008 is very similar to December 31, 2007.


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

                     PART II - OTHER INFORMATION


     Item 1.     Legal Proceedings

                 None.


     Item 1A. There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" in our Annual Report on Form 10K for the year ended
                 December 31, 2007.


     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                     Total
                                                    Number          Maximum
                                                   of Shares       Number of
                                                   Purchased      Shares That
                                                  as Part of      May Yet Be
                     Total                         Publicly       Purchased
                      Number        Average       Announced       Under the
                   of Shares      Price Paid       Plans or         Plans or
     Period        Purchased       per Share       Programs         Programs
     ______        _________       _________       ________         ________
January 1 -
January 31,
2008               ----           ----            ----           112,098

February 1 -
February 29,
2008               ----           ----            ----           112,098

March 1 -
March 31,
2008               ----           ----            ----           112,098

Total              ----           ----            ----           112,098




     Item 3.     Defaults Upon Senior Securities

                 None.


     Item 4.     Submission of Matters to a Vote of Security Holders

                 Annual Meeting of Shareholders of First Keystone
                 Corporation held on Tuesday, May 6, 2008, at 10:00 a.m.


                                                     Votes        Votes
Directors Elected                   Votes For       Against      Withheld
_________________                   _________        ______      _______
Don E. Bower                    4,523,664        13,301          0
Robert A. Bull                  4,342,535        194,430         0
Dudley P. Cooley                4,522,664        14,301          0


                                                 Broker
Directors Elected               Abstentions      Non-Votes
_________________               ___________      _________
Don E. Bower                    0                0
Robert A. Bull                  0                0
Dudley P. Cooley                0                0


Directors Continuing:
____________________

Jerome F. Fabian, term expires in 2009
David R. Saracino, term expires in 2009
Robert J. Wise, term expires in 2009
John E. Arndt, term expires in 2010
J. Gerald Bazewicz, term expires in 2010
Robert E. Bull, term expires in 2010


Matters Voted Upon:
__________________

Selection of J. H. Williams & Co. LLP, as auditors for the
Corporation.

Votes For - 4,496,980
Votes Against - 5,408
Votes Withheld -  0
Abstentions - 34,577
Broker Non-Votes -  0


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


                             FIRST KEYSTONE CORPORATION
                             Registrant



May 9, 2008                  /s/ J. Gerald Bazewicz
                                      J. Gerald Bazewicz
                                      President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



May 9, 2008                  /s/ Diane C.A. Rosler
                                      Diane C.A. Rosler
                                     Chief Financial Officer
                                     (Principal Accounting Officer)

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