Form 10-Q
period 2008-06-30
FIRST KEYSTONE CORP
filed 2008-08-08
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer [ ]        Accelerated filer  [X]
Non-accelerated filer [ ]          Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).    Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 5,440,026 shares as of August 7, 2008.

                   PART I. - FINANCIAL INFORMATION

ITEM.  1  Financial Statements


                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)

                                                   June           December
                                                   2008            2007
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $ 13,354        $  9,886
Interest-bearing deposits in
   other banks                                           15              89
Investment securities available-
   for-sale carried at estimated
   fair value                                       233,510         241,521
Investment securities, held-to-
   maturity securities, estimated
   fair value of $2,514 and $4,553                    2,532           4,538
Loans, net of unearned income                       394,498         376,603
Allowance for loan losses                            (5,175)         (5,046)
                                                   ________        ________
   Net loans                                       $389,323        $371,557
Premises and equipment - Net                          8,309           8,486
Accrued interest receivable                           3,262           3,241
Cash surrender value of bank
   owned life insurance                              16,791          16,450
Goodwill                                             19,133          18,981
Other assets                                          8,664           6,458
                                                   ________        ________
   TOTAL ASSETS                                    $694,893        $681,207
                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 65,648        $ 58,844
   Interest bearing                                 457,205         434,197
                                                   ________        ________
      TOTAL DEPOSITS                               $522,853        $493,041

Short-term borrowings                                26,579          47,349
Long-term borrowings                                 71,134          66,175
Accrued interest and other expenses                   3,201           3,454
Other liabilities                                     2,646             264
                                                   ________        ________
   TOTAL LIABILITIES                               $626,413        $610,283
                                                   ________        ________
STOCKHOLDERS' EQUITY
Common stock, par value $2
   per share                                       $ 11,375        $ 11,375
Surplus                                              30,269          30,252
Retained earnings                                    36,919          35,705
Accumulated other comprehensive
   (loss)                                            (3,843)           (166)
Less treasury stock at cost
   247,641 shares in 2008 and
   247,691 shares in 2007                            (6,240)         (6,242)
                                                   ________        ________
   TOTAL STOCKHOLDERS' EQUITY                      $ 68,480        $ 70,924
                                                   ________        ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $694,893        $681,207
                                                   ========        ========

See Accompanying Notes to Consolidated Financial Statements




                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
                                (Unaudited)


(Amounts in thousands except per share data)

                                                      2008        2007
INTEREST INCOME
Interest and fees on loans                           $6,308          $4,385
Interest and dividend income
   on securities                                      2,908           3,111
Deposits in banks                                        51              54
                                                     ______          ______
   Total interest income                             $9,267          $7,550
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $3,556          $3,311
Short-term borrowings                                   110             179
Long-term borrowings                                    880             685
                                                     ______          ______
   Total interest expense                            $4,546          $4,175
                                                     ______          ______
   Net interest income                               $4,721          $3,375
Provision for loan losses                                75              75
                                                     ______          ______
   Net interest income after
      provision for loan losses                      $4,646          $3,300
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  132          $  166
Service charges and fees                                608             501
Bank owned life insurance income                        172             136
Gain on sale of loans                                     0              13
Investment securities gains
   (losses) - net                                        19             141
Other                                                    67              85
                                                     ______          ______
   Total non-interest income                         $  998          $1,042
                                                     ______          ______
NON-INTEREST EXPENSE
Salaries and employee benefits                       $1,777          $1,288
Occupancy, net                                          271             163
Furniture and equipment                                 233             182
Professional services                                    85             173
State shares tax                                        170             138
Other                                                   812             725
                                                     ______          ______
   Total non-interest expenses                       $3,348          $2,669
                                                     ______          ______
Income before income taxes                           $2,296          $1,673
Income tax expense                                      410             289
                                                     ______          ______
Net Income                                           $1,886          $1,384
                                                     ======          ======
PER SHARE DATA
Net Income Per Share:
   Basic                                             $  .34          $  .30
   Diluted                                              .34             .30
   Cash dividends per share                             .22             .22


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2008              2007
INTEREST INCOME
Interest and fees on loans                         $12,678         $ 8,690
Interest and dividend income
   on securities                                     5,860           6,205
Deposits in banks                                       66              62
Interest on fed funds sold                              14               0
                                                   _______         _______
   Total interest income                           $18,618         $14,957
                                                   _______         _______
INTEREST EXPENSE
Deposits                                           $ 7,345         $ 6,475
Short-term borrowings                                  326             410
Long-term borrowings                                 1,728           1,376
                                                   _______         _______
   Total interest expense                          $ 9,399         $ 8,261
                                                   _______         _______
   Net interest income                             $ 9,219         $ 6,696
Provision for loan losses                              125             125
                                                   _______         _______
   Net interest income after
      provision for loan losses                    $ 9,094         $ 6,571
                                                   _______         _______
NON-INTEREST INCOME
Trust department                                   $   284         $   306
Service charges and fees                             1,186             971
Bank owned life insurance income                       341             260
Gain on sale of loans                                   42              47
Investment securities gains
   (losses) - net                                      123             267
Other                                                  127             144
                                                   _______         _______
   Total non-interest income                       $ 2,103         $ 1,995
                                                   _______         _______
NON-INTEREST EXPENSE
Salaries and employee benefits                     $ 3,653         $ 2,645
Occupancy, net                                         536             341
Furniture and equipment                                445             362
Professional services                                  196             272
State shares tax                                       340             273
Other                                                1,628           1,267
                                                   _______         _______
   Total non-interest expenses                     $ 6,798         $ 5,160
                                                   _______         _______
Income before income taxes                         $ 4,399         $ 3,406
Income tax expense                                     791             588
                                                   _______         _______
Net Income                                         $ 3,608         $ 2,818
                                                   =======         =======
PER SHARE DATA
Net Income Per Share:
   Basic                                           $   .66         $   .62
   Diluted                                             .66             .62
   Cash dividends per share                            .44             .44



See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
                                (Unaudited)


(Amounts in thousands)

                                                  2008            2007
OPERATING ACTIVITIES
Net income                                         $  3,608         $  2,818
Adjustments to reconcile net
   income to net cash provided
   by  operating activities:
   Provision or loan losses                             125              125
   Stock option expense                                  18                0
   Provision for depreciation and
      amortization                                      464              264
   Premium amortization on
      investment securities                              61               31
   Accretion of core deposit net
      discount                                           54                8
   Discount accretion on investment
      securities                                       (326)            (244)
   (Gain) loss on sale of mortgage
      loans                                             (42)             (47)
   Proceeds from sale of mortgage
      loans                                           1,567            4,052
   Originations of mortgage loans
      for resale                                     (7,662)          (2,001)
   Gain on sales of investment
      securities                                       (123)            (267)
   Deferred income tax (benefit)                       (119)             (82)
   Increase in interest receivable
      and other assets                                 (226)            (589)
   Increase in cash surrender value
      of bank owned life insurance                     (341)          (1,260)
   Increase (decrease) in interest
      payable, accrued expenses
      and other liabilities                            (205)             309
   Loss of sale of premises and
      equipment                                           0                3
                                                   ________         ________
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                         $ (3,147)        $  3,120
                                                   ________         ________
INVESTING ACTIVITIES
   Purchases of investment
      securities available for sale                $(50,793)        $(67,434)
   Purchase of investment in real
      estate ventures                                     0             (489)
   Proceeds from sales of investment
      securities available for sale                  26,191           45,549
   Proceeds from maturities and
      redemptions of investment
      securities available for sale                  29,775           10,204
   Proceeds from maturities and
      redemption of investment
      securities held to maturity                     2,007            2,381
   Net increase in loans                            (11,848)          (5,782)
   Purchase of premises and
      equipment                                        (257)            (341)
   Proceeds from sale of
      foreclosed assets                                   0               41
   Proceeds from sale of premises
      and equipment                                       0                2
   Decrease in other liabilities
      related to acquisition                           (106)               0
                                                   ________         ________
   NET CASH USED IN INVESTING
      ACTIVITIES                                   $ (5,031)        $(15,869)
                                                   ________         ________
FINANCING ACTIVITIES
   Net increase in deposits                        $ 29,758         $ 13,460
   Net increase (decrease) in
      short-term borrowings                         (20,770)           3,629
   Net increase (decrease) in
      long-term borrowings                            4,977           (5,550)
   Purchase of treasury stock                             0             (145)
   Proceeds from issuance of
      treasury stock under
      stock option plan                                   1                0
   Cash dividends                                    (2,394)          (1,988)
                                                   ________         ________
   NET CASH PROVIDED BY
      FINANCING ACTIVITIES                         $ 11,572         $  9,456
                                                   ________         ________
INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            $  3,394         $ (3,293)
CASH AND CASH EQUIVALENTS,
   BEGINNING                                          9,975           10,188
                                                   ________         ________
CASH AND CASH EQUIVALENTS,
   ENDING                                          $ 13,369         $  6,895
                                                   ========         ========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for
      Interest                                     $  9,570         $  8,158
      Income Taxes                                      831              743

See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2008
                             (Unaudited)


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

DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale.
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the period ended June 30, 2008 and December 31, 2007, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $201,000 and $65,000 at June 30, 2008 and December 31, 2007, respectively.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $151,000 in 2007 and $128,000 in 2006 and 2005, and the amortization of the investments in the limited partnerships were $74,000 and $52,000 for the six months ended June 30, 2008 and 2007, respectively. The carrying value of the investments as of June 30, 2008 and December 31, 2007 was $919,000 and $975,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2007, the Financial Accounting Standards Board
(FASB) issued State of Financial Accounting Standards SFAS 141, "Business Combinations". SFAS 141 will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141 will require new and modified disclosures surrounding subsequent changes to acquisition related contingencies, contingent consideration, noncontrolling interests, acquisition related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

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

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six month period ended June 30, 2008 and 2007, was approximately
$156,000 and $208,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2008 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended June 30, 2008 and June 30, 2007 were as follows:


(amounts in thousands)
                                                2008         2007
                                                ____         ____
Balance, January 1                               $5,047        $3,671
Provision charged to operations                     125           125
Loans charged off                                   (68)         (111)
Recoveries                                           71            68
                                                               ______   ______
Balance, June 30                                 $5,175        $3,753
                                                               ======   ======



     At June 30, 2008, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $5,656,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At June 30, 2008, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non-accrual loans at June 30, 2008, and December 31, 2007, were $2,897,000 and $3,208,000, respectively.

     Loans past due 90 days or more and still accruing interest amounted to $1,000 and $185,000 on June 30, 2008 and December 31,
2007, respectively.

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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at June 30, 2008, and December 31, 2007, were as follows:


(amounts in thousands)                       June 30,      December 31,
                                                2008          2007
                                                ____          ____
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend credit                  $49,860         $42,776
  Financial standby letters of
    credit                                        1,131           1,744
  Performance standby letters
    of credit                                     3,451           2,471



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne and Montour, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at June 30, 2008, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors' ability to honor their contracts may be influenced by the region's economy.


NOTE 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended June 30, 2008 were are follows:



(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock       Surplus
                                         ______          ______     _______
Balance at January 1, 2008                5,687,767       $11,375      $30,252

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
Total Comprehensive
  (loss)
Recognition of stock
  option expense                                                            18
Issuance of 50 shares of
  treasury stock upon
  exercise of employee
  stock options                                                             (1)
Cash dividends -
  $.44 per share
                                          _________       _______      _______
Balance at June 30, 2008                  5,687,767       $11,375      $30,269
                                          =========       =======      =======



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      __________
Balance at January 1, 2008                           $35,705         $  (166)

Comprehensive Income:
  Net Income                           $3,608          3,608
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                            (3,677)                        (3,677)
                                       ______
Total Comprehensive
  (loss)                               $  (69)
                                       ======
Recognition of stock
  option expense
Issuance of 50 shares of
  treasury stock upon
  exercise of employee
  stock options
Cash dividends -
  $.44 per share                                      (2,394)
                                                     _______         _______
Balance at June 30, 2008                             $36,919         $(3,843)
                                                     =======         =======



(Amounts in thousands, except common share data)


                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2008                        $(6,242)       $70,924
Comprehensive Income:
  Net Income                                                       3,608
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                       (3,677)
Total Comprehensive
  (loss)
Recognition of stock
  option expense                                                      18
Issuance of 50 shares of
  treasury stock upon
  exercise of employee
  stock options                                         2              1
Cash dividends -
  $.44 per share                                                  (2,394)
                                                  _______        _______
Balance at June 30, 2008                          $(6,240)       $68,480
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

     The results of operations for the six month period ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2008, and the related consolidated statements of income for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008, and 2007. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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




/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP




Kingston, Pennsylvania
August 6, 2008

ITEM 2.  First Keystone Corporation Management's Discussion and
         Analysis of Financial Condition and
         Results of Operation as of June 30, 2008


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the second quarter of 2008 of $1,886,000, an increase of $502,000, or 36.3%
from the second quarter of 2007. Six months net income for the period ended June 30, 2008 amounted to $3,608,000, an increase of $790,000, or 28.0% from the $2,818,000 net income reported June 30, 2007. Net interest income increased in both the second quarter of 2008 and for the six months ending June 30, 2008, when compared to the same periods in 2007. Our net interest margin did increase to 3.28% for the second quarter of 2008, up from 2.99% in the first quarter of 2007. Our net interest margin for the six months ended June 30, 2008 was 3.23%. The net interest margin and net interest income increases are primarily a result of a steepened yield curve and reduced interest rates on deposits and liabilities. Also, an increase in non-interest income before investment securities gains in the second quarter and for the six months ended June 30, 2008, helped increase earnings. On a per share basis, net income per share increased to $.66 for the first six months of 2008 compared to $.62 for the first six months of 2007, while dividends remained at $.44 per share, the same as last year at the end of two quarters.

     Year to date net income annualized amounts to a return on average common equity of 10.35% and a return on assets of 1.05%.
For the six months ended June 30, 2007, these measures were 10.34% and 1.07%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 2008, interest income amounted to $9,267,000, an increase of $1,717,000 or 22.7% from the second quarter of 2007. Interest expense amounted to $4,546,000 in the second quarter of 2008, an increase of $371,000, or 8.9% from the second quarter of 2007. As a result, net interest income amounted to $4,721,000 in the second quarter of 2008, an increase of $1,346,000, or 39.9% from the second quarter of 2007. Year to date for the six months ended June 30, 2008, net interest income increased $2,523,000, or 37.7% to $9,219,000 from $6,696,000 in
2007.

     Our net interest margin for the quarter ended June 30, 2008, was 3.28% compared to 2.99% for the quarter ended June 30, 2007.
For the six months ended June 30, 2008, our net interest margin was 3.23% compared to 2.97% for the first six months of 2007.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended June 30, 2008, was $75,000 the same as the second quarter of 2007. Year to date, the provision for loan losses amounts to $125,000 in 2008, equal to the provision from June 30, 2007. Net charge offs amounted to $(3,000) for the six months ended June 30, 2008, as compared to $43,000 for the first six months of 2007.

     The allowance for loan losses as a percentage of loans, net of unearned interest remains strong at 1.31% as of June 30, 2008, as compared to 1.47% as of December 31, 2007.


NON-INTEREST INCOME

     Total non interest or other income was $998,000 for the quarter ended June 30, 2008, as compared to $1,042,000 for the quarter ended June 30, 2007. Excluding investment securities gains and losses, non interest income was $979,000 for the second quarter of 2008, as compared to $901,000 in the second quarter of 2007, an increase of 8.7%. For the six months ended June 30, 2008, total non interest income was $2,103,000, an increase of $108,000, or 5.4% from the first six months of 2007. Excluding investment securities gains, non interest income for the six months ended June 30, 2008, was $1,980,000, an increase of 14.6% from the $1,728,000 reported for the first six months of 2007.


NON-INTEREST EXPENSES

     Total non interest, or other expenses, was $3,348,000 for the quarter ended June 30, 2008, as compared to $2,669,000 for the quarter ended June 30, 2007. The increase of $679,000, or 25.4% was primarily related to expenses with regards to the Pocono Community Bank acquisition in the fourth quarter of 2007. In particular, salaries and employee. benefits, occupancy, and furniture and equipment expense increased.

     For the six months ended June 30, 2008, total non interest expense was $6,798,000, an increase of $1,638,000, or 31.7% over the first six months of 2007. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 53.7% of total non interest expense for the six months ended June 30, 2008, as compared to 51.3% for the first six months of 2007. Salaries and benefits amounted to $3,653,000 for the six months ended June 30, 2008, an increase of $1,008,000, or 38.1% from the first six months of 2007. Net occupancy expense, including furniture and equipment, amounted to $981,000 for the six months ended June 30, 2008, an increase of $278,000, or 39.5% from 2007. Because of a reduction in legal and accounting expenses, professional services decreased $76,000 or 27.9% from the first six months of 2007. State shares tax increased by $67,000 or 24.5% over the first six months of 2007. Other non interest expenses amounted to $1,628,000 for the six months ended June 30, 2008, an increase of $361,000, or 28.5% from the first six months of 2007. Even with the increase in non interest expenses in 2008, our overall non interest expense continues at less than 2.0% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 17.9% for the second quarter of 2008 as compared to 17.3% for the second quarter of 2007. For the six months ended June 30, 2008, our tax expense amounted to $791,000 for an effective tax rate of 18.0% as compared to an effective tax rate of 17.3% for the first six months of 2007.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $694,893,000 as of June 30, 2008, an increase of $13,686,000, or 2.0% over year end 2007. Total deposits increased to $522,853,000 as of June 30, 2008, an increase of $29,812,000, or 6.0% over year end 2007.

     The Corporation decreased short term borrowings by $20,770,000, or 43.9% as of June 30, 2008, when compared to year end 2007. Also, long term borrowings increased by $4,959,000, or 7.5% from year end 2007.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $394,498,000 as of June 30, 2008, an increase of $17,895,000 from $376,603,000, or 4.8% since year end 2007. The loan portfolio continues to be well diversified. Asset quality has improved with both net charge offs and non performing assets declining slightly since year end 2007.

     In addition to loans, another primary earning asset is our investment portfolio which decreased in size from December 31, 2007, to June 30, 2008. Available for sale securities amounted to $233,510,000 as of June 30, 2008, a decrease of $8,011,000, or 3.3%
from year end 2007. Held to maturity securities decreased to $2,532,000 as of June 30, 2008, a decrease of $2,006,000, or 44.2%
from year end 2007.


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


NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of June 30, 2008, total non performing assets were $3,099,000 as compared to $3,458,000 on December 31, 2007. Non performing assets to total loans and foreclosed assets was .79% as of June 30, 2008, and .92% as of December 31, 2007.

     Interest income received on non performing loans as of June 30, 2008, was $36,000 compared to $144,000 as of December 31, 2007.
Interest income, which would have been recorded on these loans under the original terms as of June 30, 2008, and December 31, 2007 was $109,000 and $175,000, respectively. As of June 30, 2008 and December 31, 2007, there were no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $29,812,000 as non interest bearing deposits increased by $6,804,000 and interest bearing deposits increased by $23,008,000 as of June
30, 2008, from year end 2007. Total short term and long term borrowings decreased to $15,811,000 as of June 30, 2008 to $97,713,000, as compared to $113,524,000 in total borrowings as of year end 2007.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains or losses on investment securities available for sale decreased shareholders' equity, or capital, net of taxes, by $3,843,000 as of June 30, 2008, and decreased capital by $166,000 as of December 31, 2007. Treasury stock had an effect of reducing our total stockholders' equity by $6,240,000 on June 30, 2008, and $6,242,000 on December 31, 2007.

     Total stockholders' equity was $68,481,000 as of June 30, 2008, and $70,924,000 as of December 31, 2007. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2008, our leverage ratio was 7.45% compared to 7.96% as of December 31, 2007. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2008, were 11.52% and 12.69%, respectively.
The same ratios as of December 31, 2007, were 11.86% and 13.06%, respectively.


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


ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2007. The composition of rate sensitive assets and rate sensitive liabilities as of June 30, 2008 is very similar to December 31, 2007.


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


     Item 2.    Changes in Securities, Use of Proceeds and Issuer
                Purchases of Equity Securities


                                                     Total
                                                    Number          Maximum
                                                   of Shares       Number of
                                                   Purchased      Shares That
                                                  as Part of      May Yet Be
                     Total                         Publicly       Purchased
                      Number        Average       Announced       Under the
                   of Shares      Price Paid       Plans or         Plans or
     Period        Purchased       per Share       Programs         Programs
     ______        _________       _________       ________         ________
April 1 -
April 30,
2008               ----           ----            ----           112,098

May 1 -
May 31,
2008               ----           ----            ----           112,098

June 1 -
June 30,
2008               ----           ----            ----           112,098

Total              ----           ----            ----           112,098



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

31.1            Rule 13a-14(a)/15d-14(a) Certification of Chief
                    Executive Officer.

31.2            Rule 13a-14(a)/15d-14(a) Certification of Chief
                    Financial Officer.

32.1            Section 1350 Certification of Chief Executive
                    Officer.

32.2            Section 1350 Certification of Chief Financial
                    Officer.

          (b) During the quarter ended June 30, 2008, the registrant filed the following reports on Form 8-K:

Date of Report  Item      Description
______________  ____      ___________

May 2, 2008     2.02      On April 30, 2008, First Keystone
                          Corporation issued a press release
                          announcing its earnings for the quarter
                          ended March 31, 2008.

May 29, 2008    8.01      On May 29, 2008, First Keystone
                          Corporation, parent company of First
                          Keystone National Bank, issued a press
                          release reporting the declaration of its second quarter dividend.

June 9, 2008    5.02      On June 9, 2008, First Keystone
                          Corporation and First Keystone National
                          Bank, the Corporation's wholly owned
                          subsidiary, announced the retirement of
                          Dudley P. Cooley from it's Board of
                          Directors effective June 9, 2008.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


August 8, 2008               /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



August 8, 2008               /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Chief Financial Officer
                             (Principal Accounting Officer)

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