Form 10-Q
period 2008-09-30
FIRST KEYSTONE CORP
filed 2008-11-10
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

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

                        Yes [ ]        No [X]


On November 6, 2008 there were 5,440,126 shares of the Registrant's common stock outstanding.

                   PART I. - FINANCIAL INFORMATION


Item. 1  Financial Statements

                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                                                  September       December
                                                     2008          2007
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $  7,421        $  9,886
Interest-bearing deposits in
   other banks                                           18              89
Investment securities available-
   for-sale carried at estimated
   fair value                                       244,995         241,521
Investment securities, held-
   to-maturity securities,
   estimated fair value of
   $2,958 and $4,553                                  2,994           4,538
Loans, net of unearned income                       398,377         376,603
Allowance for loan losses                            (5,233)         (5,046)
                                                   ________        ________
   Net loans                                       $393,144        $371,557
Premises and equipment - Net                          8,342           8,486
Accrued interest receivable                           3,579           3,241
Cash surrender value of bank
   owned life insurance                              16,968          16,450
Goodwill                                             19,133          18,981
Other assets                                          9,507           6,458
                                                   ________        ________
   TOTAL ASSETS                                    $706,101        $681,207
                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 59,428        $ 58,844
   Interest bearing                                 454,438         434,197
                                                   ________        ________
      TOTAL DEPOSITS                               $513,866        $493,041

Short-term borrowings                                47,633          47,349
Long-term borrowings                                 72,084          66,175
Accrued interest and other expenses                   3,153           3,454
Other liabilities                                     2,093             264
                                                   ________        ________
   TOTAL LIABILITIES                               $638,829        $610,283
                                                   ========        ========
STOCKHOLDERS' EQUITY
Common stock, par value $2
   per share                                       $ 11,375        $ 11,375
Surplus                                              30,269          30,252
Retained earnings                                    37,950          35,705
Accumulated other
   comprehensive (loss)                              (6,082)           (166)
Less treasury stock at cost
   247,641 shares in 2008
   and 247,691 shares in 2007                        (6,240)         (6,242)
                                                   ________        ________
   TOTAL STOCKHOLDERS' EQUITY                      $ 67,272        $ 70,924
                                                   ________        ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $706,101        $681,207
                                                   ========        ========


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                (Unaudited)


(Amounts in thousands except per share data)
                                                 2008             2007
INTEREST INCOME
Interest and fees on loans                           $6,401          $4,525
Interest and dividend income
   on securities                                      3,078           3,303
Deposits in banks                                        12               2
                                                     ______          ______
   TOTAL INTEREST INCOME                             $9,491          $7,830
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $3,374          $3,328
Short-term borrowings                                   164             439
Long-term borrowings                                    861             702
                                                     ______          ______
   TOTAL INTEREST EXPENSE                            $4,399          $4,469
                                                     ______          ______
   Net interest income                               $5,092          $3,361
Provision for loan losses                                75              25
                                                     ______          ______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      $5,017          $3,336
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  134          $  137
Service charges and fees                                644             518
Bank owned life insurance income                        177             144
Gain on sale of loans                                    46              14
Investment securities gains
   (losses) - net                                        11              72
Other                                                   118              88
                                                     ______          ______
   TOTAL NON-INTEREST INCOME                         $1,130          $  973
                                                     ______          ______
NON-INTEREST EXPENSES
Salaries and employee benefits                       $1,816          $1,316
Occupancy, net                                          262             171
Furniture and equipment                                 237             182
Professional services                                   101              70
State shares tax                                        171             138
Other                                                   859             553
                                                     ______          ______
   TOTAL NON-INTEREST EXPENSES                       $3,446          $2,430
                                                     ______          ______
Income before income taxes                           $2,701          $1,879
Income tax expense                                      474             338
                                                     ______          ______
Net Income                                           $2,227          $1,541
                                                     ======          ======
PER SHARE DATA
   Basic                                             $  .41          $  .34
   Diluted                                              .41             .34
   Cash dividends per share                             .22             .22


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                (Unaudited)


(Amounts in thousands except per share data)
                                                 2008              2007
INTEREST INCOME
Interest and fees on loans                         $19,079         $13,215
Interest and dividend income
   on securities                                     8,938           9,508
Deposits in banks                                       78              64
 Interest on fed funds sold                             14               0
                                                   _______         _______
   TOTAL INTEREST INCOME                           $28,109         $22,787
                                                   _______         _______

INTEREST EXPENSE
Deposits                                           $10,719         $ 9,803
Short-term borrowings                                  490             849
Long-term borrowings                                 2,589           2,078
                                                   _______         _______
   TOTAL INTEREST EXPENSE                          $13,798         $12,730
                                                   _______         _______
   Net interest income                             $14,311         $10,057
Provision for loan losses                              200             150
                                                   _______         _______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                    $14,111         $ 9,907
                                                   _______         _______
NON-INTEREST INCOME
Trust department                                   $   418         $   443
Service charges and fees                             1,830           1,489
Bank owned life insurance income                       518             404
Gain on sale of loans                                   88              61
Investment securities gains
   (losses) - net                                      134             339
Other                                                  245             232
                                                   _______         _______
   TOTAL NON-INTEREST INCOME                       $ 3,233         $ 2,968
                                                   _______         _______
NON-INTEREST EXPENSE
Salaries and employee benefits                     $ 5,469         $ 3,961
Occupancy, net                                         798             512
Furniture and equipment                                682             544
Professional services                                  297             342
State shares tax                                       511             411
Other                                                2,487           1,820
                                                   _______         _______
   TOTAL NON-INTEREST EXPENSES                     $10,244         $ 7,590

Income before income taxes                         $ 7,100         $ 5,285
Income tax expense                                   1,265             926
                                                   _______         _______
Net Income                                         $ 5,835         $ 4,359
                                                   =======         =======
PER SHARE DATA
   Basic                                           $  1.07         $   .96
   Diluted                                            1.07             .96
   Cash Dividends                                      .66             .66


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007
                                (Unaudited)


(Amounts in thousands)

                                                  2008            2007
OPERATING ACTIVITIES
Net income                                         $  5,835        $   4,359
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Provision for loan losses                            200              150
   Stock option expense                                  18                0
   Provision for depreciation
      and amortization                                  733              400
   Premium amortization on
      investment securities                              84               59
   Accretion of core deposit
      net discount                                       82               12
   Discount accretion on
      investment securities                            (496)            (382)
   Gain on sale of mortgage loans                       (88)             (61)
   Proceeds from sale of
      mortgage loans                                  5,602            5,640
   Originations of mortgage
      loans for resale                              (10,096)          (3,225)
   Gain on sale of foreclosed
      real estate                                       (30)               0
   Gain on sales of investment
      securities                                        (66)            (339)
   Deferred income tax (benefit)                       (167)            (111)
   Increase in interest
      receivable and other assets                      (467)          (1,360)
   Increase in cash surrender
      value of bank owned
      life insurance                                   (518)          (1,404)
   Increase in interest payable,
      accrued expenses and
      other liabilities                                (339)             518
   Loss from sale of premises
      and equipment                                       0                3
                                                    _______        _________
   Net Cash Provided by
      Operating Activities                          $   287        $   4,259
                                                    _______        _________
INVESTING ACTIVITIES
   Purchases of investment
      securities available-
      for-sale                                     $(75,513)       $(113,271)
   Purchase of investment
      securities held-to-maturity                      (467)               0
   Purchase of investment in
      real estate ventures                                0             (489)
   Proceeds from sales of
      investment securities
      available-for-sale                             32,579           85,188
   Proceeds from maturities
      and redemptions of
      investment securities
      available-for-sale                             32,899           14,404
   Proceeds from maturities
      and redemption of
      investment securities
      held-to-maturity                                2,011            2,385
   Net (increase) in loans                          (17,448)         (18,505)
   Purchase of premises
      and equipment                                    (461)            (438)
   Proceeds from sale of
     foreclosed assets                                  337               41
   Proceeds from sale of
     premises and equipment                               0                2
   Decrease in other liabilities
     related to acquisition                            (133)               0
                                                   ________        _________
   Net Cash Used by Investing
      Activities                                   $(26,196)       $ (30,683)
                                                   ________        _________
FINANCING ACTIVITIES
   Net increase in deposits                        $ 20,743        $   8,888
   Net increase in short-term
      borrowings                                        284           17,068
   Net increase (decrease) in
      long-term borrowings                            5,935             (255)
   Acquisition of treasury stock                          0             (145)
   Proceeds from sale of
      treasury stock                                      1                0
   Cash dividends                                    (3,590)          (2,982)
                                                   ________        _________
   Net Cash Provided by
      Financing Activities                         $ 23,373        $  22,574
   Decrease in Cash and Cash
      Equivalents                                    (2,536)          (3,850)
Cash and Cash Equivalents,
   Beginning                                          9,975           10,188
                                                   ________        _________
Cash and Cash Equivalents,
   Ending                                          $  7,439        $   6,338
                                                   ________        _________
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for:
      Interest                                     $ 14,060        $  12,571
      Income Taxes                                    1,202            1,021

See Accompanying Notes to Consolidated Financial Statements


                      FIRST KEYSTONE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2008
                             (Unaudited)

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

DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale.
Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained within the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the period ended September 30, 2008 and December 31, 2007, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each outstanding loan commitment.

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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis.
After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $47,000 and $65,000 at September 30, 2008 and December 31, 2007, respectively.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $151,000 in 2007 and $128,000 in 2006, and the amortization of the investments in the limited partnerships were $111,000 and $78,000 for the nine months ended September 30, 2008 and 2007, respectively. The carrying value of the investments as of September 30, 2008 and December 31, 2007 was $881,000 and $975,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine month period ended September 30, 2008 and 2007, was approximately $239,000 and $285,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2008 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


Note 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended September 30, 2008, and September 30, 2007, were as follows:


(amounts in thousands)
                                                2008         2007
                                                ____         ____
Balance, January 1                               $5,047        $3,671
Provision charged to operations                     200           150
Loans charged off                                  (194)         (127)
Recoveries                                          186           102
                                                               ______   ______
Balance, September 30                            $5,239        $3,796
                                                               ======   ======


     At September 30, 2008, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $5,372,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At September 30, 2008, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non-accrual loans at September 30, 2008 and December 31, 2007 were $3,227,000 and $3,208,000, respectively, all of which were considered impaired.

     Loans past-due 90 days or more and still accruing interest amounted to $156,000 and $185,000 on September 30, 2008 and December 31, 2007, respectively.

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

     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.
The contract or notional amounts at September 30, 2008 and December 31, 2007 were as follows:


(amounts in thousands)

                                               September 30,    December 31,
                                                  2008             2007
                                                  ____             ____
Financial instruments whose
   contract amounts
   represent credit risk:
   Commitments to extend credit                    $52,481          $42,776
   Financial standby letters
      of credit                                      1,131            1,744
    Performance standby letters
      of credit                                      7,574            2,471



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


Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended September 30, 2008, were are follows:



(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock       Surplus
                                         ______          ______     _______
Balance at January 1, 2008                5,687,767       $11,375      $30,252

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
Total Comprehensive
   (loss)
Recognition of stock
   option expense                                                           18
Issuance of 50 shares of
   treasury stock upon
   exercise of employee
   stock options                                                            (1)
Cash dividends -
   $.66 per share
                                          _________       _______      _______
Balance at September 30, 2008             5,687,767       $11,375      $30,269
                                          =========       =======      =======




(Amounts in thousands, except common share data)
                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      __________
Balance at January 1, 2008                           $35,705         $  (166)

Comprehensive Income:
  Net Income                           $5,835          5,835
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                            (5,916)                        (5,916)
                                       ______
Total Comprehensive
   (loss)                              $  (81)
                                       ======
Recognition of stock
   option expense
Issuance of 50 shares of
   treasury stock upon
   exercise of employee
   stock options
Cash dividends -
   $.66 per share                                     (3,590)
                                                     _______         _______
Balance at September 30, 2008                        $37,950         $(6,082)
                                                     =======         =======



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2008                        $(6,242)       $70,924

Comprehensive Income:
  Net Income                                                       5,835
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                       (5,916)
Total Comprehensive
   (loss)
Recognition of stock
   option expense                                                     18
 Issuance of 50 shares of
   treasury stock upon
   exercise of employee
   stock options                                        2              1
Cash dividends -
   $.66 per share                                                 (3,590)
                                                   ______        _______


Balance at September 30, 2008                     $(6,240)       $67,272
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

     The results of operations for the nine month period ended
September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of September 30, 2008, and the related consolidated statements of income for the three and nine month periods ended September 30, 2008 and 2007 and cash flows for the nine month periods ended September 30, 2008, and 2007. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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




/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP




Kingston, Pennsylvania
November 6, 2008

Item 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of September 30, 2008


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the third quarter of 2008 of $2,227,000, an increase of $686,000 or 44.5% from the third quarter of 2007. Nine months net income for the period ended September 30, 2008, amounted to $5,835,000, an increase of 33.9% from the $4,359,000 net income reported September 30, 2007. Net interest income increased in both the third quarter of 2008 and for the first nine months of 2008 when compared to the same period in 2007. The higher net interest income in 2008 was due to a positively sloped yield curve and an expansion of our net interest margin. Earnings were also positively affected by increased non interest income and continued excellent control over non interest expense. On a per share basis, net income per share was $1.07 for the first nine months of 2008, as compared to $.96 for the first nine months of 2008, while dividends remained at $.66 per share, the same as last year at the end of three quarters.

     Year-to-date net income annualized amounts to a return on average common equity of 11.26% and a return on assets of 1.12%.
For the nine months ended September 30, 2007, these measures were 12.38% and 1.09%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 2008, interest income amounted to $9,491,000, an increase of $1,661,000 or 21.2% from the third quarter of 2007. Interest expense amounted to $4,399,000 in the third quarter of 2008, a decrease of $70,000 or 1.6% over the third quarter of 2007. Accordingly, net interest income amounted to $5,092,000 in the third quarter of 2008, an increase of $1,731,000, or 51.5% from the third quarter of 2007. Year to date for the nine months ended September 30, 2008, total interest income increased $5,322,000, or 23.4% to $28,109,000 from $22,787,000 in the first nine months of 2007. Total interest expense increased $1,068,000, or 8.4% to $13,798,000 for the first nine months of 2007 from $12,730,000 in the first nine months of 2007. This resulted in net interest income increasing $4,254,000 to $14,311,000 as of September 30, 2008 from $10,057,000 as of September 30, 2007, an increase of 42.3%.

     Our net interest margin for the quarter ended September 30, 2008, was 3.49% compared to 2.97% for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, our net interest margin was 3.30% compared to 2.94% for the first nine months of 2007.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 2008, was $75,000 compared to $25,000 for the third quarter of 2007. Year to date, the provision for loan losses amounts to $200,000 in 2008 as compared to the $150,000 provision for the period ended September 30, 2007. Net charge offs amounted to $8,000 for the nine months ended September 30, 2008, as compared to $25,000 for the first nine months of 2007.

     The allowance for loan losses as a percentage of loans, net of unearned interest was 1.31% as of September 30, 2008, and 1.34% as of December 31, 2007.


NON-INTEREST INCOME

     Total non interest or other income was $1,130,000 for the quarter ended September 30, 2008, as compared to $973,000 for the quarter ended September 30, 2007. Excluding investment security gains and losses, non interest income was $1,119,000 for the third quarter of 2008, as compared to $901,000 in the third quarter of 2007, an increase of 24.2%. For the nine months ended September 30, 2008, total non interest income was $3,233,000, as compared to $2,968,000, or a 8.9% increase from the first nine months of 2007. In both the third quarter of 2008 and for the nine months ended September 30, 2008, the increase in non interest income was primarily the result of an increase in service charges and fees, an increase in bank owned life insurance income, an increase on gains on sale of loans, and an increase in other non interest income.


NON-INTEREST EXPENSES

     Total non interest, or other expenses, was $3,446,000 for the quarter ended September 30, 2008, as compared to $2,430,000 for the quarter ended September 30, 2007, an increase of $1,016,000 or 41.8%. The majority of in increases in non interest expenses in both the third quarters of 2008 and the first nine months of 2008 reflect the acquisition of Pocono Community Bank completed in November 2007.

     For the nine months ended September 30, 2008, total non interest expense was $10,244,000, an increase of $2,654,000, or 35.0% over the first nine months of 2007. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 53.4% of total non-interest expense for the nine months ended September 30, 2008, as compared to 52.2% for the first nine months of 2007. Salaries and benefits amounted to $5,469,000 for the nine months ended September 30, 2008, an increase of $1,508,000, or 38.1% over the first nine months of 2007. Net occupancy expense, including furniture and equipment, amounted to $1,480,000 for the nine months ended September 30, 2008, an increase of $424,000, or 40.2% from 2007. Because of reduced legal expenses, professional services decreased $45,000 or 13.2% from the first nine months of 2007. State shares tax increased by $100,000 or 24.3% over the first nine months of 2007. Other non interest expenses amounted to $2,487,000 for the nine months ended September 30, 2008, an increase of $667,000, or 36.6% from the first nine months of 2007. Even with the increase in non interest expenses in 2008, our overall non interest expense continues at less than 2.0% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 17.5% for the third quarter of 2008 as compared to 18.0% for the third quarter of 2007. For the nine months ended September 30, 2008, our tax expense amounted to $1,265,000 for an effective tax rate of 17.8% as compared to an effective tax rate of 17.5% for the first nine months of 2007.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $706,101,000 as of September 30, 2008, an increase of $24,894,000, or 3.7% over year end 2007. Total deposits increased to $513,866,000 as of September 30, 2008, an increase of $20,825,000, or 4.2% over year end 2007.

     The Corporation used the increase in total deposits to fund primarily an increase in loans. Total borrowings also helped to fund loan growth and increased $6,193,000 from December 31, 2007. Short term borrowings increased slightly to $47,633,000 as of September 30, 2008, up from $47,349,000 at year end 2007. Long term borrowings increased to $72,084,000 as of September 30, 2008, up $5,909,000 from $66,175,000 at year end 2007.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $398,377,000 as of September 30, 2008, an increase of $21,774,000, or 5.8% from year end 2007. The loan portfolio is well diversified and the increases in the portfolio has been primarily from increased originations of commercial real estate loans.

     In addition to loans, another primary earning asset is our investment portfolio which has increased in size from December 31, 2007, to September 30, 2008. Available for sale securities amounted to $244,995,000 as of September 30, 2008, an increase of $3,474,000, or 1.4% from year end 2007. However, held to maturity securities decreased to $2,994,000 as of September 30, 2008, a decrease of $1,544,000, or 34.0% since year end 2007. Interest bearing deposits with banks decreased to $18,000 on September 30, 2008, as compared to $89,000 as of December 31, 2007.


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

NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of September 30, 2008, total non performing assets were $3,430,000 as compared to $3,458,000 on December 31, 2007. Non performing assets to total loans and foreclosed assets was .86% as of September 30, 2008, and ..92% as of December 31, 2007.

     Interest income received on non performing loans as of September 30, 2008, was $70,000 compared to $144,000 as of December 31, 2007. Interest income, which would have been recorded on these loans under the original terms as of September 30, 2008, and December 31, 2007, was $321,000 and $175,000, respectively. As of September 30, 2008 and December 31, 2007, there was no outstanding commitments to advance additional funds with respect to these non performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $20,825,000 as non interest bearing deposits increased by $584,000 and interest bearing deposits increased by $20,241,000 as of September 30, 2008, from year end 2007. Total short term and long term borrowings increased by $6,193,000 from year end 2007.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available for sale decreased shareholders' equity, or capital net of taxes, by $6,082,000 as of September 30, 2008, and $166,000 as of December 31, 2007. Our stock repurchase plan repurchased 247,641 shares as treasury stock as of September 30, 2008 and 247,691 shares as treasury stock as of December 31, 2007. This had an effect of our reducing our total stockholders' equity by $6,240,000 on September 30, 2008, and $6,242,000 as of December 31, 2007.

     Total stockholders' equity was $67,272,000 as of September 30, 2008, and $70,924,000 as of December 31, 2007. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2008, our leverage ratio was 7.64% compared to 7.96% as of December 31, 2007. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2008, were 11.52% and 12.68%, respectively. The same ratios as of December 31, 2007, were 11.86% and 13.06%, respectively.


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

ITEM 3.   Quantitative and Qualitative Disclosures
          About Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2007. The composition of rate sensitive assets and rate sensitive liabilities as of September 30, 2008 is very similar to December 31, 2007.


ITEM 4.   Controls and Procedures

     a) Evaluation of disclosure controls and procedures. The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 75 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the company concluded that the company's disclosure controls and procedures were adequate.

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


Item 2.   Changes in Securities, Use of Proceeds and Issuer
          Purchases of Equity Securities


                                                     Total
                                                    Number          Maximum
                                                   of Shares       Number of
                                                   Purchased      Shares That
                                                  as Part of      May Yet Be
                     Total                         Publicly       Purchased
                      Number        Average       Announced       Under the
                   of Shares      Price Paid       Plans or         Plans or
     Period        Purchased       per Share       Programs         Programs
     ______        _________       _________       ________         ________
July 1 -
July 31,
2008               ----           ----            ----           112,098

August 1 -
August 31,
2008               ----           ----            ----           112,098

Sept. 1 -
Sept. 30,
2008               ----           ----            ----           112,098

Total              ----           ----            ----           112,098



Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security Holders

          Annual Meeting of Shareholders of First Keystone
          Corporation held on Tuesday, May 6, 2008 at 10:00 a.m.

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

31.1                Rule 13a-14(a)/15d-14(a) Certification of Chief
                    Executive Officer.

31.2                Rule 13a-14(a)/15d-14(a) Certification of Chief
                    Financial Officer.

32.1                Section 1350 Certification of Chief Executive
                    Officer.

32.2                Section 1350 Certification of Chief Financial
                    Officer.


    (b) During the quarter ended September 30, 2008, the registrant filed the following reports on Form 8-K:

Date of Report     Item     Description
______________     ____     ___________

July 31, 2008      2.02     On July 31, 2008, the Registrant issued
                            a press release announcing its earnings
                            for the quarter ended June 30, 2008.

August 27, 2008    8.01     On August 27, 2008, the Registrant
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


                             FIRST KEYSTONE CORPORATION
                             Registrant


November 7, 2008             /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



November 7, 2008             /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Chief Financial Officer
                             (Principal Accounting Officer)

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