Form 10-K
period 2008-12-31
FIRST KEYSTONE CORP
filed 2009-03-12
CIK 737875

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2008 determined by using a per share closing price on that date of $15.50, as quoted on The Over The Counter Bulletin Board, was $73,541,858.

At March 9, 2009, there were 5,440,126 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2009 definitive Proxy Statement are incorporated by reference in Part III of this Report.

FIRST KEYSTONE CORPORATION
 FORM 10-K

Table of Contents

ii

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

Shareholders should note that many factors, some of which are discussed elsewhere in this annual report, could affect the future financial results of the Corporation and its subsidiary, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this annual report on Form 10-K.  These factors include the following:

·	operating, legal and regulatory risks;
·	economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and
·	the risk that our analyses of these risks and forces could be incorrect and or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review the risk factors described in other documents that are filed periodically with the Securities and Exchange Commission (SEC).

ITEM 1.       BUSINESS

First Keystone Corporation is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System.  The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First Keystone National Bank.  The Corporation has one wholly-owned subsidiary, the Bank, which has a commercial banking operation and trust department as its major lines of business.  Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank.  Greater than 98% of the company's revenue and profit came from the commercial banking department for the years ended December 31, 2008, 2007, and 2006, and was the only reportable segment.  At December 31, 2008, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $715 million, $505 million and $69 million, respectively.

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

Federal Deposit Insurance Corporation Improvement Act of 1991

The FDICIA established five different levels of capitalization of financial institutions, with “prompt corrective actions” and significant operational restrictions imposed of institutions that are capital deficient under the categories.  The five categories are:

·  well capitalized
·  adequately capitalized
·  undercapitalized
·  significantly undercapitalized, and
·  critically undercapitalized.

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level.  An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%.  Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels.  In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice.  Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.  On December 31, 2008 the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

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

·  asset quality and earnings
·  operational and managerial, and
·  compensation

Such standards would include a ratio of classified assets to capital, minimum earnings, and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies.  Operational and managerial standards must relate to:

·  internal controls, information systems and internal audit systems
·  loan documentation
·  credit underwriting
·  interest rate exposure
·  asset growth, and
·  compensation, fees and benefits

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

The following table presents the Corporation's capital ratios at December 31, 2008.

(In Thousands)
Tier I Capital	$52,738
Tier II Capital	5,195
Total Capital	$57,933

Adjusted Total Average Assets	716,058
Total Adjusted Risk-Weighted Assets1	481,798

Tier I Risk-Based Capital Ratio2	10.95%
Required Tier I Risk-Based Capital Ratio	4.00%
Excess Tier I Risk-Based Capital Ratio	6.95%
Total Risk-Based Capital Ratio3	12.02%
Required Total Risk-Based Capital Ratio	8.00%
Excess Total Risk-Based Capital Ratio	4.02%
Tier I Leverage Ratio4	7.59%
Required Tier I Leverage Ratio	4.00%
Excess Tier I Leverage Ratio	3.59%

1Includes off-balance sheet items at credit-equivalent values less intangible assets.
2Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.
3Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.
4Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.

The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses.  See also, the information under the caption “Capital Strength” appearing on page 25 of this 2008 Annual Report on Form 10-K.

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

The Sarbanes-Oxley Act

In 2002, the Sarbanes-Oxley Act became law.  The Act was in response to public concerns regarding corporate accountability in connection with recent high visibility accounting scandals.  The stated goals of the Sarbanes-Oxley Act are:

·	to increase corporate responsibility;
·	to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies; and
·	to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file periodic reports with the SEC under the Securities Exchange Act of 1934.  The legislation includes provisions, among other things:

·	governing the services that can be provided by a public company’s independent auditors and the procedures for approving such services;
·	requiring the chief executive officer and chief financial officer to certify certain matters relating to the company’s periodic filings under the Exchange Act;
·	requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest;
·	increasing disclosure requirements relating to critical financial accounting policies and their application;
·	increasing penalties for securities law violations; and
·	creating a public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms.

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

History and Business - Bank

The Bank's legal headquarters are located at 111 West Front Street, Berwick, Pennsylvania.

As of December 31, 2008, the Bank had total assets of $714,898,000, total shareholders' equity of $69,147,000 and total deposits and other liabilities of $645,751,000.

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

At December 31, 2008, the Bank had 146 full-time employees and 35 part-time employees.  In the opinion of management, the Bank enjoys a satisfactory relationship with its employees.  The Bank is not a party to any collective bargaining agreement.

Competition - Bank

The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions.  The Bank's major competitors in Columbia, Luzerne, Montour, and Monroe counties are:

·    First Columbia Bank & Trust Co. of Bloomsburg
·    PNC Bank, N.A.
·    M & T Bank
·    FNB Bank, NA
·    Wachovia Bank
·    Sovereign Bank
·    Citizens Bank
·    ESSA Bank & Trust
·    First National Community Bank
·    North Penn Bank
·    Wayne Bank

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

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

·	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.
·	The ability to expand the Corporation’s market position.
·	The scope, relevance and pricing of products and services offered to meet customer needs and demands.
·	The rate at which the Corporation introduces new products and services relative to its competitors.
·	Customer satisfaction with the Corporation’s level of service.
·	Industry and general economic trends.

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

The Corporation Is Subject To Lending Risk

As of December 31, 2008, approximately 58.6% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If The Corporation’s Allowance For Loan Losses Is Not Sufficient To Cover Actual Loan Losses, Its Earnings Could Decrease

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment.  The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results.  In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions.  If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements.  Material additions to the Corporation’s allowance would materially decrease its net income. At December 31, 2008, its allowance for loan losses totaled $5.2 million, representing 1.33% of its average total loans.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.        DESCRIPTION OF PROPERTIES

The Corporation and its subsidiary occupies sixteen properties in Columbia, Luzerne, Montour, and Monroe counties in Pennsylvania, which are used principally as banking offices. Properties owned are:

·	Main Office located at 111 West Front Street, Berwick, Pennsylvania 18603;
·	Salem Office located at 400 Fowler Avenue, Berwick, Pennsylvania 18603;
·	Freas Avenue Office located at 701 Freas Avenue, Berwick, Pennsylvania 18603;
·	Scott Township Office located at Central Road and Route 11, Bloomsburg, Pennsylvania 17815;
·	Mifflinville Office located at Third and Race Streets, Mifflinville, Pennsylvania 18631;
·	Hanover Township Office located at 1540 Sans Souci Highway, Wilkes-Barre, Pennsylvania 18706;
·	Danville Office located at 1519 Bloom Road, Danville, Pennsylvania 17821;
·	Mountainhome Office located at Route 390 & Price’s Drive, Mountainhome, Pennsylvania 18342;
·	Brodheadsville Office located at Route 209, Brodheadsville, Pennsylvania 18322;
·	Swiftwater Office located at Route 611, Swiftwater, Pennsylvania 18370;
·	Vacant lot held for expansion located at 117-119 West Front Street, Berwick, Pennsylvania 18603;
·	Parking lot located at Second and Market Streets, Berwick, Pennsylvania 18603; and
·	16 ATM’s located in Columbia, Luzerne, Montour, and Monroe counties.

Properties leased are:

·	Briar Creek Office located inside the Giant Market at 50 Briar Creek Plaza, Berwick, Pennsylvania 18603;
·	Nescopeck Office located at 437 West Third Street, Nescopeck, Pennsylvania 18635;
·	Kingston Office located at 179 South Wyoming Avenue, Kingston, Pennsylvania 18704;
·	Stroudsburg Office located at 559 Main Street, Stroudsburg, Pennsylvania 18360;
·	Operations Center located at 105 Market Street, Berwick, Pennsylvania 18603;
·	Vacant lot held for expansion located at State Route 309, Mountaintop, Pennsylvania 18707.

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

The Corporation's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol “FKYS.OB”.  The following table sets forth:

·	The quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported to the management of the Corporation and
·	Quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2007.

	MARKET VALUE OF COMMON STOCK

			Per Share
2008:	High	Low	Dividend

First quarter	$18.00	$15.25	$.22
Second quarter	$18.00	$14.25	$.22
Third quarter	$18.00	$15.50	$.22
Fourth quarter	$16.00	$13.50	$.23

2007:

First quarter	$19.00	$17.50	$.22
Second quarter	$21.75	$17.90	$.22
Third quarter	$19.25	$17.00	$.22
Fourth quarter	$18.25	$15.80	$.22

As of December 31, 2008, the Corporation had approximately 824 shareholders of record.

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

Transfer Agent:

Registrar and Transfer Company	(800) 368-5948
10 Commerce Drive
Cranford, NJ 07016-3752

The following brokerage firms make a market in First Keystone Corporation common stock:

RBC Dain Rauscher	(800) 223-4207
Janney Montgomery Scott LLC	(800) 526-6397
Stifel Nicolaus & Co. Inc.	(800) 223-6807
Boenning & Scattergood, Inc.	(800) 883-8383

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

The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C. Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice. As of December 31, 2008 that was a restriction of $424,000 on retained earnings wherein dividends that could be paid to the Corporation by the Bank would be available after 2009 net earnings exceed the restriction of $424,000.

Dividend Restrictions on the Corporation

Under the Pennsylvania Business Corporation Law of 1988, as amended, the Corporation may not pay a dividend if, after giving effect thereto, either:

·	The Corporation would be unable to pay its debts as they become due in the usual course of business or;
·	The Corporation's total assets would be less than its total liabilities.

The determination of total assets and liabilities may be based upon:

·	Financial statements prepared on the basis of generally accepted accounting principles,
·	Financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances, or;
·	A fair valuation or other method that is reasonable under the circumstances.

Equity Compensation Plan Information

Information regarding the Corporation’s equity compensation plan is incorporated herein by reference from the “Equity Compensation Plan Information” section of the Corporation’s 2009 definitive proxy statement filed on Schedule 14A.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on the corporation's common stock during the period December 31, 2003, through and including December 31, 2008, with

·	the cumulative total return on the SNL Securities Corporate Performance Index[1] for banks with less than $500 million in total assets in the Middle Atlantic area[2], and
·	the cumulative total return for all United States stocks traded on the NASDAQ Stock Market.

The comparison assumes $100 was invested on December 31, 2003, in the corporation’s common stock and in each of the indices below and assumes further the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

FIRST KEYSTONE CORPORATION
Total Return Performance

	Period Ending
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First Keystone Corporation	100.00	97.27	90.36	88.32	81.34	78.91
NASDAQ - Total US	100.00	108.59	110.08	120.56	132.39	78.72
SNL <$500M Bank Index	100.00	113.32	118.18	134.41	107.71	69.02

1 SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.
2 The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey, New York, the District of Columbia and Puerto Rico.

ITEM 6.        SELECTED FINANCIAL DATA

(Amounts in thousands, except per share)

	Year Ended December 31,
	2008	2007	2006	2005	2004

SELECTED FINANCIAL DATA:
Total Assets	$714,898	$681,207	$525,920	$512,399	$497,615
Total Investment securities	243,165	246,059	243,938	251,536	239,053
Net loans	403,172	371,557	248,086	230,917	229,972
Total Deposits	504,633	493,041	384,020	362,796	357,956
Stockholders' equity	69,147	70,924	53,387	53,443	53,312

SELECTED OPERATING DATA:
Interest income	$37,638	$31,899	$28,577	$26,382	$25,036
Interest expense	18,116	17,785	14,972	11,621	10,006
Net interest income	$19,522	$14,114	$13,605	$14,761	$15,030
Provision for loan losses	700	150	500	750	1,750
Net interest income after provision for loan and lease losses	$18,822	$13,964	$13,105	$14,011	$13,280
Other income	4,046	4,199	3,788	3,782	4,596
Other expense	13,923	10,645	9,515	9,583	9,426
Income before income taxes	$8,945	$7,518	$7,378	$8,210	$8,450
Income tax expense	1,394	1,391	1,188	1,363	1,663
Net income	$7,551	$6,127	$6,190	$6,847	$6,787

PER COMMON SHARE DATA:
Net income	$1.39	$1.31	$1.35	$1.48	$1.47
Cash dividends	.89	.88	.85	.78	.70

PERFORMANCE RATIOS:
Return on average assets	1.08%	1.09%	1.20%	1.35%	1.37%
Return on average equity	10.72%	10.48%	11.76%	12.65%	12.76%
Dividend payout ratio	64.12%	68.25%	62.63%	52.61%	47.41%
Average equity to average assets ratio	10.00%	10.37%	10.19%	10.69%	10.76%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ACQUISITION
On November 1, 2007, the Corporation acquired Pocono Community Bank (hereinafter referred to as Pocono) of Stroudsburg, Pennsylvania. Pocono was a $120 million bank which operated four full-service banking offices in Monroe County, Pennsylvania. Period-to-period comparisons and the Management’s Discussion are impacted by this acquisition. The tables in Management’s Discussion include contributions of this acquisition as well as internal changes. Refer to Note 2 on page 43 of the Notes to Consolidated Financial Statements for detailed information.

RESULTS OF OPERATIONS
Year Ended December 31, 2008 Versus Year Ended December 31, 2007
Net income increased to $7,551,000 for the year ended December 31, 2008, as compared to $6,127,000 for the prior year, an increase of 23.2%. Earnings per share, both basic and diluted, for 2008 were $1.39 as compared to $1.31 in 2007. Cash dividends per share increased to $.89 in 2008 from $.88 in 2007, an increase of 1.1%. The Corporation’s return on average assets was 1.08% in 2008 as compared to 1.09% in 2007. Return on average equity increased to 10.72% in 2008 from 10.48% in 2007. An increase in earning asset levels resulted in an overall increase of interest income to $37,638,000 up $5,739,000 or 18.0% from 2007. Likewise, there was the accompanying increase in deposits and borrowings which resulted in interest expense of $18,116,000 in 2008, an increase of $331,000 or 1.9% from 2007.

Net interest income, as indicated below in Table 1, increased by $5,408,000 or 38.3% to $19,522,000 for the year ended December 31, 2008. The Corporation's net interest income on a fully taxable equivalent basis increased by $5,917,000, or 38.2% to $21,410,000 in 2008 as compared to an increase of $193,000, or 1.3% to $15,493,000 in 2007.

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

Table 1  —  Net Interest Income

(Amounts in thousands)	2008/2007				2007/2006
	Increase/(Decrease)				Increase/(Decrease)
	2008	Amount	%	2007	Amount	%	2006
Interest Income	$37,638	$5,739	18.0	$31,899	$3,322	11.6	$28,577
Interest Expense	18,116	331	1.9	17,785	2,813	18.8	14,972
Net Interest Income	19,522	5,408	38.3	14,114	509	3.7	13,605
Tax Equivalent Adjustment	1,888	509	36.9	1,379	(316)	(18.6)	1,695
Net Interest Income (fully tax equivalent)	$21,410	$5,917	38.2	$15,493	$193	1.3	$15,300

Table 2   —   Distribution of Assets, Liabilities and Stockholders' Equity

	2008			2007			2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets:
Loans:
Commercial1	$33,029	$2,822	8.54%	$21,054	$1,938	9.20%	$28,120	$2,003	7.12%
Real Estate1	333,336	21,663	6.50%	234,465	15,993	6.82%	198,854	13,200	6.64%
Installment Loans, Net1,2	25,498	1,136	4.46%	21,097	1,263	5.99%	17,681	1,402	7.93%
Fees on Loans	—	62	—%	—	(31)	—%	—	(39)	—%
Total Loans (Including Fees)3	$391,863	$25,683	6.55%	$276,616	$19,163	6.93%	$244,655	$16,566	6.77%

Investment Securities:
Taxable	$156,011	$8,623	5.53%	$179,431	$9,894	5.51%	$156,109	$8,488	5.44%
Tax Exempt1	78,902	5,128	6.50%	66,844	4,124	6.17%	82,669	5,188	6.28%
Total Investment Securities	$234,913	$13,751	5.85%	$246,275	$14,018	5.69%	$238,778	$13,676	5.73%
Interest Bearing Deposits in Banks	3,515	79	2.25%	1,086	66	6.05%	606	31	5.12%
Federal Funds Sold	436	13	2.98%	688	31	4.56%	—	—	—%
Total Other Interest-Earning Assets	3,951	92	2.33%	1,774	97	5.47%	606	31	5.12%
Total Interest-Earning Assets	$630,727	$39,526	6.27%	$524,665	$33,278	6.34%	$484,039	$30,273	6.25%

Non-Interest Earning Assets:
Cash and Due From Banks	$9,876			$8,132			$7,437
Allowance for Loan Losses	(5,163)			(3,960)			(3,662)
Premises and Equipment	8,427			5,519			4,991
Foreclosed Assets Held for Sale	109			—			229
Other Assets	56,635			29,741			23,707
Total Non-Interest Earning Assets	69,884			39,432			32,702
Total Assets	$700,611			$564,097			$516,741

Interest-Bearing Liabilities:
Savings, NOW Accounts, and Money Markets	$198,916	$3,113	1.56%	$154,200	$3,681	2.39%	$136,481	$2,921	2.14%
Time Deposits	259,480	10,795	4.16%	214,232	9,876	4.61%	202,780	8,263	4.07%
Short-Term Borrowings	11,883	191	1.61%	14,551	735	5.05%	6,909	352	5.09%
Long-Term Borrowings	71,221	3,539	4.97%	58,345	2,901	4.97%	62,376	2,895	4.64%
Fed Funds Purchased	351	15	4.27%	11	—	4.65%	—	—	—%
Securities Sold U/A to Repurchase	17,894	463	2.59%	14,553	592	4.07%	13,411	542	4.04%
Total Interest-Bearing Liabilities	$559,745	$18,116	3.24%	$455,892	$17,785	3.90%	$421,957	$14,973	3.55%

Non-Interest Bearing Liabilities:
Demand Deposits	$57,102			$43,795			$39,076
Other Liabilities	13,315			5,940			3,074
Stockholders’ Equity	70,449			58,470			52,634
Total Liabilities/Stockholders' Equity	$700,611			$564,097			$516,741

Net Interest Income Tax Equivalent		$21,410			$15,493			$15,300

Net Interest Spread			3.03%			2.44%			2.70%

Net Interest Margin			3.39%			2.95%			3.16%

1Tax-exempt income has been adjusted to a tax equivalent basis using an incremental rate of 34%, and statutory interest expense disallowance.
2Installment loans are stated net of unearned interest.
3Average loan balances include non-accrual loans.  Interest income on non-accrual loans is not included.

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

Table 2 on the preceding pages provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2008, 2007, and 2006.

The yield on earning assets was 6.27% in 2008, 6.34% in 2007, and 6.25% in 2006. The rate paid on interest bearing liabilities was 3.24% in 2008, 3.90% in 2007, and 3.55% in 2006. This resulted in an increase in our net interest spread to 3.03% in 2008, as compared to 2.44% in 2007 and 2.70% in 2006.

As Table 2 illustrates, the net interest margin, which is interest income less interest expenses divided by average earnings assets, was 3.39% in 2008 as compared to 2.95% in 2007 and 3.16% in 2006. The net interest margins are presented on a tax-equivalent basis. The increase in net interest margin in 2008 was due primarily to the decline in interest paid on interest bearing liabilities this year. The decreases in net interest margin in 2007 and 2006 were due primarily to the increased interest paid on  interest bearing liabilities.  This was a result of more interest bearing liabilities repricing than earning assets.

The improvement in our net interest margin came from higher earning asset yields and lower funding costs in 2008. The interest margin expansion was experienced as the yield curve returned to its more normal upward sloping environment in 2008 as compared to the previous years.

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

Interest income exempt from federal tax was $4,112,000 in 2008, $3,118,000 in 2007, and $3,755,000 in 2006.  Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

In 2008, the increase in net interest income of $5,917,000 resulted from an increase in volume of $3,746,000 and an increase of $2,171,000 due to changes in rate. In 2007, the increase in net interest income of $193,000 resulted from an increase in volume of $1,405,000 and a decrease of $1,212,000 due to changes in rate.

Table 3  —  Changes in Income and Expense, 2008 and 2007

(Amounts in thousands)	2008 COMPARED TO 2007			2007 COMPARED TO 2006
	VOLUME	RATE	NET	VOLUME	RATE	NET
Interest Income:
Loans, Net	$7,984	$(1,464)	$6,520	$2,164	$433	$2,597
Taxable Investment Securities	(1,291)	20	(1,271)	1,268	138	1,406
Tax-Exempt Investment Securities	744	260	1,004	(993)	(71)	(1,064)
Other Short-Term Investments	119	(124)	(5)	60	6	66

Total Interest Income	$7,556	$(1,308)	$6,248	$2,499	$506	$3,005
Interest Expense:
Savings, Now, and Money Markets	$1,067	$(1,635)	$(568)	$379	$381	$760
Time Deposits	2,086	(1,167)	919	467	1,146	1,613
Short-Term Borrowings	(119)	(410)	(529)	389	(6)	383
Long-Term Borrowings	640	(2)	638	(187)	193	6
Securities Sold U/A to Repurchase	136	(265)	(129)	46	4	50

Total Interest Expense	$3,810	$(3,479)	$331	$1,094	$1,718	$2,812

Net Interest Income	$3,746	$2,171	$5,917	$1,405	$(1,212)	$193

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.
Balance on non-accrual loans are included for computational purposes.  Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2008, the provision for loan losses was $700,000 as compared to $150,000 as of December 31, 2007 and $500,000 as of December 31, 2006. The provision in 2008, increased primarily because of the increase in net charge-offs. Net charge-offs by the Corporation for the fiscal year end December 31, 2008, 2007, and 2006, were $551,000, $57,000, and $505,000, respectively.

The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.27% as of December 31, 2008, 1.34% as of December 31, 2007, 1.46% as of December 31, 2006.

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

For the year ended December 31, 2008, non-interest income amounted to $4,046,000, a decrease of $153,000, or 3.6% as compared to an increase of $411,000, or 10.9% for the year ended December 31, 2007. Table 4 provides the major categories of non-interest income and each respective change comparing the past three years. Investment securities losses in 2008 was primarily the result of the sale of equity securities at a loss and a other than temporary impairment charge in other equity securities.

Excluding investment securities gains, non-interest income in 2008 increased $478,000, or 12.9% to $4,194,000. This compares to a increase of $309,000, or 9.1% in 2007 before investment securities gains. Income from the trust department, which consists of fees generated from individual and corporate accounts, decreased in 2008 by $51,000, or 8.8% after increasing by $74,000, or 14.6% in 2007.  Decreased income from the trust department in 2008 was due primarily to the decrease in market values of assets, especially equity securities,  under management.

Service charges and fees, consisting primarily of service charges on deposit accounts, was the largest source of non-interest income in 2008 and 2007. Service charges and fees increased by $272,000, or 12.5% in 2008 compared to an increase of $34,000, or 1.6% in 2007.

Income on Bank Owned Life Insurance (BOLI) increased $149,000 to $707,000 in 2008 as compared to an increase of $86,000 to $558,000 in 2007. The income from BOLI represents the increase in the cash surrender value of BOLI and is intended to partially cover the costs of the Bank’s employee benefit plan, including group life, disability, and health insurance.

The gain on sale of mortgages provided $136,000 in 2008 as compared to $89,000 in 2007. The increase in gains on sale of mortgages was largely a function of the increased originations and subsequent mortgage sales in the secondary market during the past year. The Corporation continues to service the mortgages which are sold, this servicing income provides an additional source of non-interest income on an ongoing basis.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit products, and miscellaneous fees amounted to $366,000 for 2008, an increase of $61,000 or 20.0% over the $305,000 other income reported in 2007. The increased sale of non-deposit products, especially annuities, accounts for the majority of the increase in 2008.

Table 4  —  Non-Interest Income

(Amounts in thousands)	2008/2007				2007/2006
	Increase/(Decrease)				Increase/(Decrease)
	2008	Amount	%	2007	Amount	%	2006
Trust Department	$530	$(51)	(8.8)	$581	$74	14.6	$507
Service Charges and Fees	2,455	272	12.5	2,183	34	1.6	2,149
Income on Bank Owned Life Insurance	707	149	26.7	558	86	18.2	472
Gain on Sale of Mortgages	136	47	52.8	89	50	128.2	39
Other	366	61	20.0	305	65	27.1	240

Subtotal	$4,194	$478	12.9	$3,716	$309	9.1	$3,407
Investment Securities Gains (Losses)	(148)	(631)	(130.6)	483	102	26.8	381

Total	$4,046	$(153)	(3.6)	$4,199	$411	10.9	$3,788

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and benefits, occupancy, furniture and equipment, and other miscellaneous expenses. Table 5 provides the yearly non-interest expense by category, along with the amount, dollar changes, and percentage of change. The increase in each of the non-interest expense categories reflects the first full year of expenses from the Pocono acquisition in late 2007.

Total non-interest expense amounted to $13,923,000, an increase of $3,278,000, or 30.8% in 2008 compared to an increase of $1,130,000, or 11.9% in 2007. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to 52.8% of total non-interest expense in 2008 and 52.4% in 2007. Salaries and employee benefits increased $1,774,000, or 31.8% in 2008 and $391,000, or 7.5% in 2007. The increases in both years largely reflect normal salary adjustments and increased benefit costs. The number of full time equivalent employees was 163 as of December 31, 2008, and 167 as of December 31, 2007.

Net occupancy expense increased $306,000, or 40.4% in 2008 as compared to an increase of $150,000, or 24.7% in 2007. Furniture and equipment expense increased $172,000, or 22.5% in 2008 compared to a increase of $13,000, or 1.7% in 2007. The increases in occupancy and furniture and equipment expense in 2008 relate to the Pocono acquisition and to increases in rent and lease payments and new equipment purchases. Other operating expenses increased $1,026,000, or 28.9% in 2008 as compared to an increase of $576,000, or 19.4% in 2007. Increases in professional fees, marketing, advertising, and miscellaneous expense associated with the Pocono acquisition account for much of the increase in other operating expenses in 2008.

The overall level of non-interest expense remains low, relative to our peers. In fact, our total non-interest expense was less than 2% of average assets in both 2008 and 2007. Non-interest expense as a percentage of average assets under 2% places us among the leaders in our peer financial institution categories in controlling non-interest expense.

Table 5  —  Non-Interest Expense

(Amounts in thousands)	2008/2007				2007/2006
	Increase/(Decrease)				Increase/(Decrease)
	2008	Amount	%	2007	Amount	%	2006
Salaries and Employee Benefits	$7,350	$1,774	31.8	$5,576	$391	7.5	$5,185
Occupancy, Net	1,064	306	40.4	758	150	24.7	608
Furniture and Equipment	936	172	22.5	764	13	1.7	751
Other, Shares Tax, and Professional Service	4,573	1,026	28.9	3,547	576	19.4	2,971
Total	$13,923	$3,278	30.8	$10,645	$1,130	11.9	$9,515

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2008, was $1,394,000 as compared to $1,391,000 and $1,188,000  for the years ended December 31, 2007, and December 31, 2006, respectively. In 2008, our income tax expense increased slightly even though income before taxes increased $1,427,000 to $8,945,000 from $7,518,000 in 2007. An increase in tax exempt income reduced our income tax liability in 2008. The corporation looks to maximize its tax-exempt interest derived from both tax-free loans and tax-free municipal investments without triggering alternative minimum tax. The effective income tax rate was 15.6% in 2008, 18.5% in 2007, and 16.1% in 2006. The limited availability of tax-free municipal investments at attractive interest rates may result in a higher effective tax rate in future years.

FINANCIAL CONDITION

GENERAL

Total assets increased to $714,898,000, at year-end 2008, an increase of 4.9% over year-end 2007. As of December 31, 2008, total deposits amounted to $504,633,000, an increase of 2.4% over 2007. Assets as of December 31, 2007, were $681,207,000, an increase of 29.5% over 2006, while total deposits as of year-end 2007 amounted to $493,041,000, an increase of 28.4% from 2006.

In both 2008 and 2007, deposit growth was used principally to fund loan growth. The Corporation continues to maintain and manage its asset growth. Our strong equity capital position provides us an opportunity to further leverage our asset growth. Borrowings increased in both 2008 and 2007 by $23,870,000 and $27,810,000, respectively. Increased borrowings in 2008 and 2007 helped fund loan growth and other asset growth on the balance sheet. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals continues to be our most significant source of funds. In 2008 and 2007, several successful sales campaigns attracted new customers and  generated growth in retail certificates of deposit (time deposits of individuals) as well as checking, savings and money market accounts.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 90.0% for 2008, compared to 93.0% for 2007 and 93.7% for 2006. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained  at minimal levels. The primary earning assets are loans and investment securities.

LOANS

Total loans, net of unearned income, increased to $408,367,000 as of December 31, 2008, as compared to a balance of $376,603,000 as of December 31, 2007. Table 6 provides data relating to the composition of the Corporation's loan portfolio on the dates indicated. Total loans, net of unearned income increased $31,764,000, or 8.4% in 2008 compared to an increase of $124,846,000, or 49.6% in 2007.

The loan portfolio is well diversified and increases in the portfolio in 2008 were primarily in commercial real estate loans and tax exempt loans. In 2007, the increase in loans was primarily in commercial real estate loans, tax exempt, and real estate loans. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Table 6  —  Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	December 31,
	2008	2007	2006	2005	2004
Commercial, financial and agricultural:
Commercial secured by real estate	$206,095	$190,803	$123,673	$92,930	$86,735
Commercial - other	33,104	29,129	22,169	29,284	33,470
Tax exempt	18,920	10,899	3,264	3,840	3,629
Real estate (primarily residential mortgage loans)	136,288	130,865	86,208	92,840	92,408
Consumer loans	15,291	16,712	18,728	18,467	20,823
Total Gross Loans	$409,698	$378,408	$254,042	$237,361	$237,065
Less: Unearned income and
unamortized loan fees net of costs	1,331	1,805	2,285	2,768	3,265
Total Loans, net of unearned income	$408,367	$376,603	$251,757	$234,593	$233,800

INVESTMENT SECURITIES

The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The investment portfolio has been allocated between securities available for sale and securities held to maturity. No investment securities were established in a trading account. Available for sale securities decreased $1,346,000, or 0.6% to $240,175,000 after increasing to $241,521,000 in 2007, a 1.9% increase from 2006. At December 31, 2008 the net unrealized loss, net of the tax effect, on these securities was $4,671,000 and is included in stockholders’ equity as accumulated other comprehensive loss. At December 31, 2007, accumulated other comprehensive income, net of tax effect, amounted to a loss of $166,000. In 2008, held to maturity securities decreased $1,548,000, or 34.1% to $2,990,000 after decreasing $2,391,000, or 34.5% in 2007. Table 7 provides data on the carrying value of our investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available for sale. This provides the Corporation with increased flexibility should  there be a need or desire to liquidate an investment security.

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

During 2008, interest bearing deposits in other banks decreased to $6,000 from $89,000 in 2007. Interest bearing deposits in other banks are generally kept relatively low as funds were invested in marketable securities to maximize income while still addressing liquidity needs.

Table 7  —  Carrying Value of Investment Securities

(Amounts in thousands)
	December 31,
	2008		2007		2006
	Available	Held to	Available	Held to	Available	Held to
	for Sale	Maturity	for Sale	Maturity	for Sale	Maturity
U. S. Government Corporations and Agencies	$78,344	$176	$149,607	$2,191	$153,211	$4,205
State and Municipal	133,461	2,814	74,359	2,347	73,456	2,724
Corporate	19,781	—	8,530	—	2,019	—
Marketable Equity Securities	1,911	—	2,916	—	3,711	—
Restricted Equity Securities	6,678	—	6,109	—	4,612	—
Total Investment Securities	$240,175	$2,990	$241,521	$4,538	$237,009	$6,929

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2008, the allowance for loan losses was $5,195,000 as compared to $5,046,000 and $3,671,000 as of December 31, 2007 and 2006, respectively. The allowance for loan losses as of December 31, 2007 included $1,282,000 acquired through the Pocono Community Bank acquisition. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management feels based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. Table 8 contains an analysis of our Allowance for Loan Losses indicating charge-offs and recoveries by the year and annual additional provisions charged to operations. In 2008, net charge-offs as a percentage of average loans were .14% compared to .02% in 2007 and .21% in  2006. Net charge-offs amounted to $551,000 in 2008 compared to $57,000 in 2007 and $505,000 in 2006, respectively. The increase in net charge-offs in 2008 relates primarily to one commercial real estate loan which, as a result of a bankruptcy and foreclosure, was liquidated by the Bank for less than the principal loan balance.

Table 8  —  Analysis of Allowance for Loan Losses

(Amounts in thousands)	Years Ended December 31,
	2008	2007	2006	2005	2004
Balance at beginning of period Charge-offs:	$5,046	$3,671	$3,676	$3,828	$3,524
Commercial, financial, and agricultural	44	12	493	338	1,209
Real estate	633	138	183	497	132
Consumer	62	86	110	98	143
	739	236	786	933	1,484
Recoveries:
Commercial, financial, and agricultural	154	135	228	—	—
Real estate	6	11	4	1	18
Consumer	28	33	49	30	20
	188	179	281	31	38

Net charge-offs	551	57	505	902	1,446
Additions charged to operations	700	150	500	750	1,750
Allowance purchased	—	1,282	—	—	—
Balance at end of period	$5,195	$5,046	$3,671	$3,676	$3,828

Ratio of net charge-offs during the period to average loans outstanding during the period	.14%	.02%	.21%	.39%	.62%
Allowance for loan losses to average loans outstanding during the period	1.33%	1.82%	1.50%	1.58%	1.64%

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

With our manageable level of net charge-offs and the additions to the reserve from our provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.33% in 2008, 1.82% to 2007, and 1.50% in 2006.

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

Table 9  —  Allocation of Allowance for Loan Losses

(Amounts in thousands)	December 31,
	2008	%*	2007	%*	2006	%*	2005	%*	2004	%*
Commercial, financial, and agricultural	$721	12.7	$1,116	22.8	$674	19.7	$906	25.2	$858	14.3
Real estate - mortgage	3,641	84.1	3,680	75.1	2,613	76.1	2,521	70.2	2,594	77.1
Consumer and other loans	207	3.2	103	2.1	145	4.2	164	4.6	308	8.6
Unallocated	626	N/A	147	N/A	239	N/A	85	N/A	68	N/A
	$5,195	100.0	$5,046	100.0	$3,671	100.0	$3,676	100.0	$3,828	100.0

*Percentage of loans in each category to total loans in the Allowance for Loan Loss Analysis.

NON-PERFORMING ASSETS

Table 10 details the Corporation's non-performing assets at the dates indicated.

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

The total of non-performing assets decreased to $1,761,000 as of December 31, 2008, as compared to $3,458,000 as of December 31, 2007. Non-accrual and restructured loans decreased to $1,718,000 in 2008 from $3,208,000 in 2007. Foreclosed assets decreased to $28,000 in 2008 from $65,000 in 2007. Loans past-due 90 days or more and still accruing decreased to $15,000 in 2008 from $185,000 in 2007. Non-performing assets to period end loans foreclosed assets was 0.43% in 2008, 0.92% in 2007, and 1.14% in 2006. Total non-performing assets to total assets also declined to 0.25% in 2008 from 0.51% and 0.55% in 2007 and 2006, respectively. Our allowance for loan losses to total non-performing assets increased to 295.0% in 2008 from 145.9% in 2007. While asset quality is a priority, the corporation retains a full-time loan review officer to closely track and monitor overall loan quality.

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

Interest income received on non-performing loans in 2008 and 2007 was $95,000 and $144,000, respectively. Interest income, which would have been recorded on these loans under the original terms in 2008 and 2007 was $149,000 and $175,000, respectively. At December 31, 2008, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2008, 2007 and 2006, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 10  —  Non-Performing Assets

(Amounts in thousands)	December 31,
	2008	2007	2006	2005	2004
Non-accrual and restructured loans	$1,718	$3,208	$1,704	$2,069	$3,405
Foreclosed assets	28	65	41	397	6
Loans past-due 90 days or more and still accruing	15	185	1,135	64	69
Total non-performing assets	$1,761	$3,458	$2,880	$2,530	$3,480

Non-performing assets to period-end loans and foreclosed assets	0.43%	0.92%	1.14%	1.08%	1.49%
Total non-performing assets to total assets	0.25%	0.51%	0.55%	0.49%	0.70%
Total allowance for loan losses to total non-performing assets	295.0%	145.9%	127.5%	145.3%	110.0%

Real estate mortgages comprise 83.8% of the loan portfolio as of December 31, 2008, down from 85.4% in 2007. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the real estate loan portfolio has a mix of both fixed rate and adjustable rate mortgages. The real estate loans are concentrated primarily in our marketing area and are subject to risks associated with the local economy.

DEPOSITS AND OTHER BORROWED FUNDS

Consumer and commercial retail deposits are attracted primarily by First Keystone’s subsidiary bank's fourteen full service office locations. The Bank offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Bank regularly reviews competing financial institutions interest rates along with prevailing market rates, especially when establishing interest rates on certificates of deposit.

Deposits increased by $11,592,000, or a 2.4% increase when comparing December 31, 2008 to December 31, 2007. This increase compares to a deposit increase of $109,021 in 2007 and an increase of 28.4% in 2007. Much of the deposit increase in 2007 relates to the Pocono Community Bank acquisition.

During 2008, the Corporation experienced a deposit increase in interest bearing deposits. Non-interest bearing deposits amounted to $58,178,000 as of December 31, 2008, a decrease of $666,000 or 1.1% from 2007. Interest bearing deposits amounted to $446,455,000 as of December 31, 2008, an increase of $12,258,000, or 2.83% over 2007.

During 2008, the Corporation increased its reliance on borrowings. Short-term borrowings amounted to $55,332,000 as of year-end 2008, an increase of $7,983,000 from 2007. Long-term borrowings increased $15,887,000 in 2008 to $82,062,000 as of December 31, 2008. Total borrowings were $137,394,000 as of December 31, 2008, compared to $113,524,000 on December 31, 2007. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, and short-term borrowings from the Federal Home Loan Bank (FHLB).

Long-term borrowings are typically FHLB term borrowings with a maturity of one year or more. Short-term borrowings from the Federal Home Loan Bank are commonly used to offset seasonal fluctuations in deposits. In connection with FHLB borrowings and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on investment securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income may increase or decrease total equity capital. The total net decrease in capital was $1,777,000 in 2008 after an increase of $17,537,000 in 2007. Much of the increase in equity capital in 2007 relates to the Pocono Community Bank acquisition. The accumulated other comprehensive income amounted to $(4,671,000) in 2008 and $(166,000) in 2007. One factor which also decreased total equity capital in 2008 and 2007 relates to stock repurchase. The Corporation had 247,641 shares of common stock as of December 31, 2008, and 247,691 shares in 2007, at a cost of $6,240,000 and $6,242,000, respectively as treasury stock.

Return on equity (ROE) is computed by dividing net income by average stockholders’ equity.  This ratio was 10.72% for 2008, 10.48% for 2007, and 11.76% for 2006. Refer to Performance Ratios on page 14 — Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 11 reflects risk-based capital ratios and the leverage ratio for our Corporation and Bank. The Corporation's leverage ratio was 7.59% at December 31, 2008, and 7.96% at December 31, 2007.

The Corporation has consistently maintained regulatory capital ratios at or above the “well capitalized” standards. For additional information on capital ratios, see page 26 - Corporations Capital Ratios or Table 11 — Capital Ratios. The risk-based capital ratios for both the Corporation and the Bank, although down remained strong. The risk-based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk-based capital ratio is credit risk exposure associated with off-balance sheet contracts and commitments.

Table 11  —  Capital Ratios

	December 31, 2008		December 31, 2007
	Corporation	Bank	Corporation	Bank
Risk-Based Capital:
Tier I risk-based capital ratio	10.95%	11.97%	11.86%	13.10%
Total risk-based capital ratio (Tier 1 and Tier 2)	12.02%	13.03%	13.06%	14.28%
Leverage Ratio:
Tier I capital to average assets	7.59%	8.45%	7.96%	9.00%

LIQUIDITY MANAGEMENT

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Liquidity is needed to provide the funding requirements of depositors withdrawals, loan growth, and other operational needs. Asset liquidity is provided by investment securities maturing in one year or less, other short-term investments, federal funds sold, and cash and due from banks. At year-end 2008, cash and due from banks and interest-bearing deposits in other banks totaled $9,951,000 as compared to $9,975,000 at year-end 2007. Additionally, maturing loans and repayment of loans are another source of asset liquidity.

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

Asset/Liability Management

The principal objective of asset liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 12 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2008. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 12 include:  a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2008 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Table 12  —  Interest Rate Sensitivity Analysis

(Amounts in thousands)
	December 31, 2008
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total

Assets	$165,317	$230,204	$279,741	$39,636	$714,898

Liabilities/Stockholders Equity	283,837	265,776	93,713	71,572	714,898

Interest Rate Sensitivity Gap	(118,520)	(35,572)	186,028	(31,936)

Cumulative Gap	(118,520)	(154,092)	31,936

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

Table 13 presents an analysis of the changes in net-interest income and net present value of the balance sheet resulting from an increase or decrease of two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net-interest income would increase by approximately 4.1% if rates fell by two percentage points over one year. The model projects a decrease of approximately 11.6% in net-interest income if rates rise by two percentage points over one year. Both of these forecasts are within the one year policy guidelines.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At year-end 2008, a 200 basis point immediate decrease in rates is estimated to increase net present value by 33.0%. Additionally, net present value is projected to decrease by 42.0% if rates increase immediately by 200 basis points. The +2% scenario slightly exceeds policy limits of 40%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Table 13  —  Effect of Change in Interest Rates
Projected Change
Effect on Net Interest Income
1-year Net Income simulation Projection
–200 bp Shock vs Stable Rate	4.1%
+200 bp Shock vs Stable Rate	(11.6)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
–200 bp Shock vs Stable Rate	33.0%
+200 bp Shock vs Stable Rate	(42.0)%

MARKET PRICE/DIVIDEND HISTORY

As of December 31, 2008, the corporation had 5,440,126 shares of $2.00 par value common stock outstanding held by shareholders of record. First Keystone Corporation’s common stock is quoted on the Over The Counter (OTC) Bulletin Board under the symbol “FKYS.OB”.

Table 14 reports the highest and lowest per share prices known to the Corporation and the dividends paid during the periods indicated. The market prices and dividend paid have been adjusted to reflect a 5% stock dividend paid December 5, 2006. These prices do not necessarily reflect any dealer or retail markup, markdown or commission.

Table 14  —  Market Price/Dividend History

	2008		2007		2006
	Common Stock	Dividends	Common Stock	Dividends	Common Stock	Dividends
	High/Low	Paid	High/Low	Paid	High/Low	Paid
First Quarter	$18.00/$15.25	$.22	$19.00/$17.50	$.22	$19.91/$18.57	$.21
Second Quarter	$18.00/$14.25	.22	$21.75/$17.90	.22	$19.05/$17.43	.21
Third Quarter	$18.00/$15.50	.22	$19.25/$17.00	.22	$19.33/$16.81	.21
Fourth Quarter	$16.00/$13.50	.23	$18.25/$15.80	.22	$19.20/$17.29	.22

Table 15  —  Quarterly Results of Operations (Unaudited)

(Amounts in thousands, except per share)

	Three Months Ended
2008	March 31	June 30	September 30	December 31

Interest income	$9,351	$9,267	$9,491	$9,529
Interest expense	4,853	4,546	4,399	4,318
Net interest income	$4,498	$4,721	$5,092	$5,211
Provision for loan losses	50	75	75	500
Other non-interest income	1,105	998	1,130	813
Non-interest expense	3,450	3,348	3,446	3,679
Income before income taxes	$2,103	$2,296	$2,701	$1,845
Income taxes	381	410	474	129
Net income	$1,722	$1,886	$2,227	$1,716

Per share	$.32	$.34	$.41	$.32

2007	March 31	June 30	September 30	December 31

Interest income	$7,407	$7,550	$7,830	$9,113
Interest expense	4,086	4,175	4,469	5,056
Net interest income	$3,321	$3,375	$3,361	$4,057
Provision for loan losses	50	75	25	0
Other non-interest income	953	1,042	973	1,201
Non-interest expense	2,491	2,669	2,430	3,025
Income before income taxes	$1,733	$1,673	$1,879	$2,233
Income taxes	299	289	338	465
Net income	$1,434	$1,384	$1,541	$1,768

Per share	$.32	$.30	$.34	$.35

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Corporation and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of First Keystone Corporation and Subsidiary’s internal control over financial reporting as of
December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2009, expressed an unqualified opinion thereon.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania
March 9, 2009

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
	2008	2007
ASSETS

Cash and due from banks	$9,945	$9,886
Interest-bearing deposits in other banks	6	89
Investment securities available-for-sale	240,175	241,521
Investment securities held-to-maturity (estimated fair value 2008 - $2,906; 2007 - $4,553)	2,990	4,538
Loans, net of unearned income	408,367	376,603
Allowance for loan losses	(5,195)	(5,046)
Net loans	$403,172	$371,557
Premises and equipment, net	9,169	8,486
Accrued interest receivable	4,228	3,241
Cash surrender value of bank owned life insurance	17,157	16,450
Goodwill	19,133	18,981
Other assets	8,923	6,458
TOTAL ASSETS	$714,898	$681,207

LIABILITIES

Deposits:
Non-interest bearing	$58,178	$58,844
Interest bearing	446,455	434,197
Total Deposits	504,633	493,041
Short-term borrowings	55,332	47,349
Long-term borrowings	82,062	66,175
Accrued interest and other expenses	3,488	3,454
Other liabilities	236	264
TOTAL LIABILITIES	$645,751	$610,283

STOCKHOLDERS' EQUITY

Preferred stock, par value $10.00 per share; authorized and unissued 500,000 shares	$—	$—
Common stock, par value $2.00 per share; authorized 10,000,00 shares; issued 5,687,767 in 2008 and 2007	11,375	11,375
Surplus	30,269	30,252
Retained earnings	38,414	35,705
Accumulated other comprehensive (loss)	(4,671)	(166)
Treasury stock, at cost, 247,641 shares in 2008 and 247,691 shares in 2007	(6,240)	(6,242)

TOTAL STOCKHOLDERS' EQUITY	$69,147	$70,924

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$714,898	$681,207

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Year Ended December 31,
	2008	2007	2006
INTEREST INCOME
Interest and fees on loans	$25,408	$19,049	$16,484
Interest and dividends on investment securities:
Taxable	8,367	9,484	8,104
Tax-exempt	3,514	2,860	3,574
Dividends	256	409	384
Deposits in banks	79	66	31
Federal funds sold	14	31	—
Total interest income	$37,638	$31,899	$28,577

INTEREST EXPENSE
Deposits	$13,908	$13,557	$11,184
Short-term borrowings	669	1,327	893
Long-term borrowings	3,539	2,901	2,895
Total interest expense	$18,116	$17,785	$14,972
Net interest income	$19,522	$14,114	$13,605
Provision for loan losses	700	150	500
Net interest income after provision for loan losses	$18,822	$13,964	$13,105

NON-INTEREST INCOME
Trust department	$530	$581	$507
Service charges and fees	2,455	2,183	2,149
Bank owned life insurance income	707	558	472
Gain on sale of loans	136	89	39
Investment securities gains (losses) - net	(148)	483	381
Other	366	305	240
Total non-interest income	$4,046	$4,199	$3,788

NON-INTEREST EXPENSE
Salaries and employee benefits	$7,350	$5,576	$5,185
Occupancy, net	1,064	758	608
Furniture and equipment	936	764	751
Professional services	516	443	402
State shares tax	683	572	520
Other	3,374	2,532	2,049
Total non-interest expense	$13,923	$10,645	$9,515

Income before income taxes	$8,945	$7,518	$7,378
Income tax expense	1,394	1,391	1,188
NET INCOME	$7,551	$6,127	$6,190

PER SHARE DATA
Net income per share:*
Basic	$1.39	$1.31	$1.35
Diluted	$1.39	$1.31	$1.35
Cash dividends per share*	$.89	$.88	$.85

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amounts in thousands)					Accumulated
					Other
	Common		Comprehensive	Retained	Comprehensive	Treasury
	Stock	Surplus	Income	Earnings	Income (Loss)	Stock	Total
Balance At December 31, 2005	$9,079	$12,387		$35,714	$807	$(4,544)	$53,443
Comprehensive Income:
Net income			$6,190	6,190			6,190
Change in net unrealized (loss) on investment securities available-for- sale, net of reclassification adjustment and tax effects			(933)		(933)		(933)
Total comprehensive income			$5,257
Purchase of 79,691 shares of treasury stock						(1,514)	(1,514)
Issuance of 4,415 shares of treasury stock upon exercise of employee stock options		(77)				148	71
5% stock dividend	432	3,801		(4,233)			0
Cash paid in lieu of fractional shares				(4)			(4)
Recognition of stock option expense		8					8
Cash dividends - $.85 per share				(3,874)			(3,874)
Balance At December 31, 2006	$9,511	$16,119		$33,793	$(126)	$(5,910)	$53,387
Comprehensive Income:
Net Income			$6,127	6,127			6,127
Change in net unrealized (loss) on investment securities available-for- sale, net of reclassification adjustment and tax effects			(40)		(40)		(40)
Total comprehensive income			$6,087
Purchase of 18,791 shares of treasury stock						(332)	(332)
Issuance of 932,203 shares
pursuant to acquisition	1,864	14,132					15,996
Cumulative effect of change in accounting for deferred compensation endorsement split-dollar life insurance arrangements				(36)			(36)
Recognition of stock option expense		1					1
Cash dividends - $.88 per share					(4,179)		(4,179)
Balance at December 31, 2007	$11,375	$30,252		$35,705	$(166)	$(6,242)	$70,924
Comprehensive Income:
Net Income			$7,551	7,551			7,551
Change in net unrealized (loss) on investment securities available-for- sale, net of reclassification adjustment and tax effects			(4,505)		(4,505)		(4,505)
Total comprehensive income			$3,046
Issuance of 50 shares of treasury stock upon exercise of employee stock options		(1)				2	1
Recognition of stock option expense		18					18
Cash dividends - $.89 per share				(4,842)			(4,842)
Balance at December 31, 2008	$11,375	$30,269		$38,414	$(4,671)	$(6,240)	$69,147

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$7,551	$6,127	$6,190
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	150	500
Depreciation and amortization	710	663	542
Stock option expense	18	1	8
Premium amortization on investment securities	95	120	187
Discount accretion on investment securities	(677)	(549)	(537)
Impairment loss on investment securities	437	—	—
Core deposit discount amortization net of accretion	181	(35)	1
Deferred income tax benefit	(471)	(104)	(263)
Gain on sale of mortgage loans originated for resale	(136)	(89)	(39)
Proceeds from sale of mortgage loans originated for resale	8,992	7,467	7,470
Originations of mortgage loans originated for resale	(12,218)	(4,035)	(9,013)
Gain on sales of investment securities	(289)	(483)	(381)
(Gain) Loss on sale of foreclosed real estate	(31)	—	13
(Increase) decrease in accrued interest receivable	(987)	41	(38)
Increase in cash surrender value of bank owned life insurance	(707)	(558)	(472)
Increase in other assets - net	(104)	(143)	(82)
Increase in accrued interest and other expenses	32	734	208
Decrease in other liabilities - net	85	5	(108)
Loss from sale of premises and equipment	—	3	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,181	$9,315	$4,186
INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	$83,626	$83,255	$103,736
Proceeds from maturities and redemptions of investment securities available-for-sale	36,148	22,874	28,583
Purchases of investment securities available-for-sale	(124,847)	(96,788)	(122,716)
Proceeds from maturities and redemption of investment securities held-to-maturity	2,015	2,012	110
Proceeds from sales of investment securities held-to-maturity	—	375	201
Purchases of investment securities held-to-maturity	(467)	—	(3,015)
Net increase in loans	(29,184)	(22,277)	(16,087)
Purchases of premises and equipment	(1,476)	(692)	(218)
Purchase of investment in real estate venture	(18)	(485)	—
Purchase of bank net of cash acquired	—	(13,626)	—
Proceeds from sales of premises and equipment	—	2	—
Purchase of bank owned life insurance	—	(1,000)	—
Proceeds from sale of foreclosed real estate	384	41	320
Decrease in other liabilities related to acquisition	(152)	—	—
NET CASH (USED IN) INVESTING ACTIVITIES	$(33,971)	$(26,309)	$(9,086)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$11,701	$(616)	$21,225
Net increase in short-term borrowings	7,983	17,170	28
Proceeds from long-term borrowings	25,000	15,000	5,000
Repayment of long-term borrowings	(9,077)	(10,262)	(13,000)
Cash paid in lieu of fractional shares	—	—	(4)
Proceeds from sale of treasury stock	1	—	71
Acquisition of treasury stock	—	(332)	(1,514)
Cash dividends paid	(4,842)	(4,179)	(3,874)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$30,766	$16,781	$7,932

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(24)	$(213)	$3,032
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,975	10,188	7,156
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,951	$9,975	$10,188

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006

NOTE 1  —  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

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

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense.  The total of foreclosed real estate properties included in other assets amounted to $28,000 and $65,000 at December 31, 2008 and 2007, respectively.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions.  Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

Investments in Real Estate Ventures

The Bank is a limited partner in  real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects”. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank.  Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense.  The amount of tax credits allocated to the Bank were $187,000 in 2008, $151,000 in 2007 and $128,000 in 2006, and the amortization of the investments in the limited partnerships were $148,000, $108,000 and $100,000 in 2008, 2007 and 2006, respectively.  The carrying value of the investments as of December 31, 2008, 2007 and 2006, was $844,000, $975,000 and $595,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 (See Note 2) and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004.  Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition.  The Corporation accounts for goodwill pursuant to the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets”.  During the first quarter of 2008, $152,000 of liabilities were recorded related to the Pocono acquisition as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. SFAS No. 142 includes requirements to test goodwill for impairments rather than to amortize goodwill.  The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2008, and has determined there was no impairment as of that date.

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

Stock Based Compensation

The Corporation sponsors a stock option plan (see Note 21).  Prior to January 1, 2006 the Corporation had accounted for this Plan under the fair value recognition and measurement provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock Based Compensation”.  Effective January 1, 2006 the Corporation adopted SFAS 123 (revised 2004), “Share-Based Payment”, using the modified prospective application method.  Based on the terms of the Plan, the Corporation did not have a cumulative effect related to the Plan.  Since the fair value recognition provisions of SFAS 123 and SFAS 123R are essentially the same as they relate to the Corporation’s Plan, the adoption of SFAS 123R did not and will not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.  The fair values of the stock awards are determined using the estimated expected life.  The Corporation recognizes stock based compensation expense on the straight line basis over the period the stock award is earned by the employee.

Per Share Data

Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, requires dual presentation of basic and fully diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation's dilutive securities are limited to stock options.  The most recent options issued were in December 2007.

Per share data has been adjusted retroactively for stock splits and stock dividends.  The reconciliation of the numerators and denominators of the basis and diluted earnings per share follows:

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

	Year Ended December 31, 2008
		Weighted Average
	Net Income	Number of Shares	Per Share
	Numerators	Denominators	Amount

Net income	$7,551
Basic earnings per share:
Income available to common stockholders	$7,551	5,440	$1.39
Effect of dilutive securities:
Stock options		2
Diluted earnings per share:
Income available to common stockholders	$7,551	5,442	$1.39

	Year Ended December 31, 2007
		Weighted Average
	Net Income	Number of Shares	Per Share
	Numerators	Denominators	Amount

Net income	$6,127
Basic earnings per share:
Income available to common stockholders	$6,127	4,674	$1.31
Effect of dilutive securities:
Stock options		6
Diluted earnings per share:
Income available to common stockholders	$6,127	4,680	$1.31

	Year Ended December 31, 2006
		Weighted Average
	Net Income	Number of Shares	Per Share
	Numerators	Denominators	Amount

Net income	$6,190
Basic earnings per share:
Income available to common stockholders	$6,190	4,571	$1.35
Effect of dilutive securities:
Stock options		7
Diluted earnings per share:
Income available to common stockholders	$6,190	4,578	$1.35

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

Trust Assets and Income

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Trust Department income is generally  recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position No. SFAS 140-4 and FIN 46(R)-8 (FSP 140-4), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”.  FSP 140-4 amends FASB Statement No. 140 to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.

Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“QSPE”) that holds a variable interest in the QSPE but was not the transferor (non-transferor) of financial assets to the QSPE; and (b) a servicer of a QSPE that holds a significant interest in the QSPE but was not the transferor (non-transferor) of financial assets to the QSPE. The Corporation does not have involvement with any variable interest entities.

In January 2009, the FASB ratified EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue 99-20”. EITF 99-20-1 amends the impairment guidance in EITF 99-20 to achieve more consistent determination of whether an other-than-temporary impairment has occurred. EITF 99-20-1 was effective December 31, 2008. The change in the impairment guidance with the issuance of FSP EITF 99-20-1did not result in any material impact on the Corporation’s consolidated financial condition, results if operation or liquidity.

In December 2007, the Financial Accounting Standards Board (FASB) issued State of Financial Accounting Standards SFAS 141(R), “Business Combinations”. SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

The Corporation will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The Corporation will adopt SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

In December 2007, the FASB issued Statement of Financial Accounting Standards SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51". SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interest in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

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

In June 2007, the FASB ratified the consensus reached in EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in any entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Corporation adopted ITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The impact of adoption did not have any material impact on the Corporation’s consolidated financial condition, results of operations, or liquidity.

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

Effective January 1, 2008, the Corporation adopted a net presentation for derivative positions and related collateral entered into under master netting agreements pursuant to the guidance in FIN 39 and FSP 39-1. The adoption of this guidance would result in balance sheet reclassifications of certain cash collateral-based short-term investments against the related derivative liabilities and certain deposit liability balances against the related fair values of derivative assets. The effects of these reclassifications will fluctuate based on the fair values of derivative contracts but overall would not have a material impact on either total assets or total liabilities. The adoption of these standards did not have an impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. The election is irrevocable. The Corporation has chosen not to elect to measure any specific group of financial assets or liabilities pursuant to SFAS 159.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements”, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation has applied the new guidance beginning January 1, 2008, and such application did not have a material impact on the Corporation’s consolidated financial condition, results of operations, or liquidity.

In July 2006, the FASB issued FASB Staff Position FSP 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Related to Income Taxes Generated by a Leveraged Lease Transaction”. This FSP amends SFAS 13, “Accounting for Leases”, to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 was adopted by the Corporation on January 1, 2007. The application of this FSP did not have a material impact on the Corporation’s consolidated financial condition, results of operations, or liquidity.

In June 2006, the FASB issued Interpretation No. 48 FIN 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll-forward of unrecognized tax benefits. The provisions of this interpretation were adopted by the Corporation on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Corporation’s consolidated financial condition, result of operations, or liquidity.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

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

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006, was approximately $316,000, $349,000 and $248,000, respectively.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocation and resulting goodwill recorded for this acquisition:

(Amounts in thousands)

Purchase price	$33,565
Carrying value of net assets acquired	(14,329)
Excess of purchase price over carrying value of net assets acquired	19,236
Purchase accounting adjustments:
Investment securities	182
Loans	1,101
Premises and equipment	(148)
Deposits	167
Borrowings	97
Severance and related costs	(877)
Deferred taxes	232
Subtotal	19,990
Core deposit intangibles	(2,081)
Goodwill	$17,909

The following table summarized the estimated fair value of net assets acquired:

(Amounts in thousands)

Assets
Cash and cash equivalents	$1,387
Interest-bearing deposits in other banks	68
Federal funds sold	2,488
Investment securities	13,122
Loans, net of allowances for loan losses	104,752
Premises and equipment-net	3,292
Accrued interest receivable	596
Cash surrender value of bank-owned life insurance	2,950
Goodwill and other intangibles	19,838
Other assets	1,065
Total Assets	$149,558

Liabilities
Deposits	$109,672
Borrowings	5,908
Other liabilities	413
Total Liabilities	$115,993

Fair Value of Net Assets Acquired	$33,565

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

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

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2008, was $1,464,000, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset specific charges for services. At December 31, 2008, the amount of this balance was $1,764,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

NOTE 4  —   INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at December 31, 2008 and 2007:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$64,966	$2,032	$—	$66,998
Other	11,011	335	—	11,346
Obligations of state and political subdivisions	142,805	308	(9,652)	133,461
Corporate securities	19,650	198	(67)	19,781
Marketable equity securities	2,605	253	(947)	1,911
Restricted equity securities	6,678	—	—	6,678
Total	$247,715	$3,126	$(10,666)	$240,175

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$176	$—	$(3)	$173
Other	—	—	—	—
Obligations of state and political subdivisions	2,814	4	(85)	2,733
Total	$2,990	$4	$(88)	$2,906

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$116,693	$793	$(467)	$117,019
Other	32,348	248	(8)	32,588
Obligations of state and political subdivisions	75,347	442	(1,430)	74,359
Corporate securities	8,367	163	—	8,530
Marketable equity securities	2,914	508	(506)	2,916
Restricted equity securities	6,109	—	—	6,109
Total	$241,778	$2,154	$(2,411)	$241,521

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$191	$—	$(1)	$190
Other	2,000	7	—	2,007
Obligations of state and political subdivisions	2,347	9	—	2,356
Total	$4,538	$16	$(1)	$4,553

Securities Available-for-Sale with an aggregate fair value of $140,811,000 in 2008 and $99,997,000 in 2007; and securities Held-to-Maturity with an aggregate book value of $2,523,000 in 2008 and $2,539,000 in 2007, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $57,231,000 in 2008 and $57,991,000 in 2007 as required by law.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at December 31, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)
	December 31, 2008
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$499	$—	$—	$—	$1,493
Estimated fair value	503	—	—	—	1,467
Weighted average yield	4.07%	—	—	—	4.60%
1 - 5 Years:
Amortized cost	1,100	—	—	—	18,157
Estimated fair value	1,120	—	—	—	18,314
Weighted average yield	5.59%	—	—	—	5.69%
5 - 10 Years:
Amortized cost	4,709	5,208	—	—	—
Estimated fair value	4,865	5,225	—	—	—
Weighted average yield	5.35%	4.87%	—	—	—
After 10
Amortized cost	69,669	137,597	2,605	6,678	—
Estimated fair value	71,856	128,236	1,911	6,678	—
Weighted average yield	5.57%	4.97%	3.53%	2.85%	—
Total:
Amortized cost	$75,977	$142,805	$2,605	$6,678	$19,650
Estimated fair value	78,344	133,461	1,911	6,678	19,781
Weighted average yield	5.56%	4.97%	3.53%	2.85%	5.26%
_______________________

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.
2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.
3Marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the after ten year category.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

(Amounts in thousands)
	December 31, 2008
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Held-To-Maturity:
Within 1 Year:
Amortized cost	$—	$—	$—	$—	$—
Estimated fair value	—	—	—	—	—
Weighted average yield	—	—	—	—	—
1 - 5 Years:
Amortized cost	—	1,347	—	—	—
Estimated fair value	—	1,316	—	—	—
Weighted average yield	—	3.97%	—	—	—
5 - 10 Years:
Amortized cost	176	1,000	—	—	—
Estimated fair value	173	1,001	—	—	—
Weighted average yield	3.79%	4.05%	—	—	—
After 10 Years:
Amortized cost	—	467	—	—	—
Estimated fair value	—	416	—	—	—
Weighted average yield	—	4.85%	—	—	—
Total:
Amortized cost	$176	$2,814	$—	$—	$—
Estimated fair value	173	2,733	—	—	—
Weighted average yield	3.79%	4.14%	—	—	—
_______________________

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.
2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a  34% tax rate.
3Marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the after ten year category.

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at December 31, 2008. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s or Standard and Poors. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from sale of investments in Available-for-Sale debt and equity securities during 2008, 2007 and 2006 were $83,626,000, $83,255,000 and $103,736,000, respectively. Gross gains realized on these sales were $737,000, $1,117,000 and $1,441,000, respectively. Gross losses on these sales were $885,000, $631,000 and $1,054,000, respectively. Included in gross losses in 2008 is an impairment loss on certain equity securities in the amount of $437,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

Proceeds from sale of investments in Held-To-Maturity debt and equity securities during 2008, 2007, and 2006 were $0, $375,000 and $201,000, respectively.  Gross losses on these sales were $0, $3,000 and $6,000, respectively and there were no gains realized during these periods.

In accordance with disclosures required by EITF No. 03-1, the summary below shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or more than 12 months as of December 31, 2008 and 2007:

December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$—	$—	$—	$—	$—	$—
Federal Agency Backed Securities	—	—	173	2	173	2
Municipal Bonds	104,558	7,963	6,512	1,774	111,070	9,737
Corporate Securities	7,039	68	—	—	7,039	68
Equities	428	119	728	828	1,156	947
	$112,025	$8,150	$7,413	$2,604	$119,438	$10,754

December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$13,993	$8	$—	$—	$13,993	$8
Federal Agency Backed Securities	—	—	32,949	468	32,949	468
Municipal Bonds	38,818	1,149	2,880	281	41,698	1,430
Equities	1,498	453	174	53	1,672	506
	$54,309	$1,610	$36,003	$802	$90,312	$2,412

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Corporation) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of stocks in other bank holding companies.  The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower that the Corporation’s carrying value at any measurement date. Management does not believe any of their 162 securities in an unrealized position as of December 31, 2008 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Securities with an unrealized loss that are determined to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss included in securities gains (losses).  During 2008, the Corporation recorded an other-than-temporary impairment loss totaling $437,000 related to investments in certain equity securities. The fair value of those securities was approximately $81,000 as of December 31, 2008.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

Assets Measured at Fair Value on a Recurring Basis

The Corporation measures certain assets at fair value on a recurring basis. Fair value is defined as a price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs used in determining valuations into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

A.
Level 1: Fair value is based on unadjusted quoted prices in active markets that are accessible to the Bank for identical assets. These generally provide the most reliable evidence and are used to measure fair value whenever available.

B.
Level 2: Fair value is based on significant inputs, other than Level 1 inputs, that are observable either directly or indirectly for substantially the full term of the asset through corroboration with observable market date. Level 2 inputs include quoted market prices in active markets for similar assets, quoted market prices that are not active for identical or similar assets and other observable inputs.

C.
Level 3: Fair value is based on significant unobservable inputs. Examples of valuation methodologies that would result in Level 3 classification include option pricing models, discounted cash flows and other similar techniques.

At December 31, 2008 investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	Level 1	Level 2	Level 3	Total
Available for Sale Securities
Obligations of US Government Agencies
Mortgaged-backed	$—	$66,998	$—	$66,998
Other	—	11,346	—	11,346
Obligations of state and political subdivisions	—	133,461	—	133,461
Corporate securities	—	19,781	—	19,781
Equity securities	1,911	—	—	1,911
Restricted equity securities	—	6,678	—	6,678
	$1,911	$238,264	$—	$240,175

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Bank (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

NOTE 5  —   LOANS

Major classifications of loans at December 31, 2008 and 2007 consisted of:

(Amounts in thousands)
	2008	2007
Commercial, Financial, and Agricultural	$33,104	$29,129
Tax-exempt	18,920	10,899
Real estate mortgages - Held-for-sale	3,613	334
Real estate mortgages - Consumer	132,675	130,531
Real estate mortgages - Commercial	206,095	190,803
Consumer	15,291	16,712
Gross loans	$409,698	$378,408
Add (deduct): Unearned discount	(1,711)	(2,074)
Net deferred loan fees and costs	380	269
Loans, net of unearned income	$408,367	$376,603

Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006, were as follows:

(Amounts in thousands)
	2008	2007	2006
Balance, January 1	$5,046	$3,671	$3,676
Provision charged to operations	700	150	500
Loans charged off	(739)	(236)	(786)
Recoveries	188	179	281
Allowance purchased	—	1,282	—
Balance, December 31	$5,195	$5,046	$3,671

Non-accrual loans at December 31, 2008, 2007 and 2006 were $1,718,000, $3,208,000 and $1,704,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)
	2008	2007	2006
Gross interest due under terms	$145	$258	$133
Amount included in income	(94)	(144)	(14)
Interest income not recognized	$51	$114	$119

At December 31, 2008, 2007 and 2006 the recorded investment in impaired loans as defined by SFAS 114 was $2,349,000, $3,208,000 and $1,704,000 and the impaired loans allowances were $417,000, $492,000 and $131,000, respectively at December 31, 2008, 2007 and 2006. The average recorded balance in impaired loans during the year ended December 31, 2008, 2007 and 2006 was approximately $4,246,000, $1,837,000 and $1,937,000, respectively.

Loans past-due 90 days or more and still accruing interest were $15,000 at December 31, 2008 and $185,000 at December 31, 2007.

At December 31, 2008, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

NOTE 6  —   MORTGAGE SERVICING RIGHTS

The mortgage loans sold serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $47,303,000 and $44,769,000 at December 31, 2008 and 2007, respectively. The balances of amortized capitalized mortgage servicing rights, included in other assets at December 31, 2008 and 2007, were $277,000 and $297,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized along with the aggregate activity in the related valuation allowances:

(Amounts in thousands)
	2008	2007	2006
Balance, January 1	$297	$254	$268
Servicing asset additions	63	103	43
Amortization	(83)	(60)	(57)
Balance, December 31	$277	$297	$254

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $32,000 and $33,000 at December 31, 2008 and 2007, respectively.

NOTE 7  —   PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2008 and 2007 follows:

(Amounts in thousands)
	2008	2007
Land	$1,746	$1,746
Buildings	8,822	7,832
Leasehold improvements	391	391
Equipment	6,146	6,401
	17,105	16,370
Less: Accumulated depreciation	7,936	7,884
Total	$9,169	$8,486

Depreciation amounted to $681,000 for 2008, $472,000 for 2007 and $442,000 for 2006.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017 (See Note 15). Included in buildings above is the bank building held under a capital lease with a cost of $953,000 and accumulated amortization of $528,000 and $481,000 at December 31, 2008 and 2007, respectively. Amortization on the bank building held under the capital lease was $47,000 and $8,000 for the years ended December 31, 2008 and 2007, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

NOTE 8  —   GOODWILL, OTHER INTANGIBLE ASSETS, AND PREMIUM DISCOUNTS

Goodwill, other intangible assets, and premium discounts were comprised of the following at December 31, 2008 and 2007:

(Amounts in thousands)
	Gross		Accumulated
	Carrying Amount		Amortization/(Accretion)
	2008	2007	2008	2007
Unamortized intangible asset:
Goodwill	$19,133	$18,981	$—	$—

Core deposit intangibles	$2,218	$2,218	$399	$109
Premium discount (negative premium) on acquired certificates of deposit	$(385)	$(385)	$(362)	$(253)

Amortization expense of the core deposit intangibles was $289,000, $61,000 and $16,000 for the years ended
December 31, 2008, 2007 and 2006, respectively. Accretion of the premium discount (negative premium) of the acquired certificates of deposit was $109,000, $36,000 and $15,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Estimated amortization/accretion is as follows for the years ending December 31:

(Amounts in thousands)

	Amortization	Accretion of Premium Discount
	of Core	(Negative Premium)
	Deposit Intangible	on Certificates of Deposit
2009	$289	$(21)
2010	289	(2)
2011	289	—
2012	283	—
2013	273	—

NOTE 9  —   DEPOSITS

Major classifications of deposits at December 31, 2008 and 2007 consisted of:

(Amounts in thousands)

	2008	2007
Demand - non-interest bearing	$58,178	$58,844
Demand - interest bearing	83,912	88,628
Savings	94,700	93,168
Time, $100,000 and over	87,259	72,212
Other time	180,584	180,189
Total deposits	$504,633	$493,041

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

The following is a schedule reflecting classification and remaining maturities of time deposits of $100,000 and over at December 31, 2008:

(Amounts in thousands)
2009	$62,123
2010	10,826
2011	2,148
2012	7,393
2013	4,769
$87,259

Interest expense related to time deposits of $100,000 or more was $3,408,000 in 2008, $2,520,000 in 2007 and $1,907,000 in 2006.

In November 2007, approximately $109,672,000 of deposit accounts were assumed through the acquisition of Pocono Community Bank (See Notes 2 and 13).

NOTE 10  —   SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2008 and 2007:

(Amounts in thousands)	2008
			Maximum
	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$20,572	$18,245	$26,279	2.62%
Federal Home Loan Bank	32,200	11,265	32,500	1.59%
U.S. Treasury tax and loan notes	2,560	618	2,559	1.82%
Total	$55,332	$30,128	$61,338	1.84%

(Amounts in thousands)	2007
			Maximum
	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$16,386	$14,563	$23,842	4.07%
Federal Home Loan Bank	29,500	14,136	29,500	4.99%
U.S. Treasury tax and loan notes	1,463	537	1,686	5.47%
Total	$47,349	$29,236	$55,028	5.54%

NOTE 11  —   LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank (FHLB) and a capital lease assumed as a result of the acquisition of Pocono Community Bank in the amount of $811,000. Long term capital lease scheduled maturities as of December 31, 2008 are: $51,000 in 2009, $55,000 in 2010, $60,000 in 2011, $67,000 in 2012, and $524,000 thereafter for a total balance of $757,000 as of December 31, 2008.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

Under terms of a blanket agreement, collateral for the loans is secured by certain qualifying assets of the Corporation's banking subsidiary with FHLB.  The principal assets are real estate mortgages with a carrying value of $345,893,000 and certain investment securities with a carrying value of $78,344,000 at December 31, 2008.

A schedule of long-term borrowings by maturity as of December 31, 2008 and 2007 follows:

(Amounts in thousands)
	2008	2007
Due 2008, 3.54% to 5.48%	$—	$9,030
Due 2009, 3.87% to 5.01%	12,000	12,000
Due 2010, 4.95% to 6.76%	23,556	23,591
Due 2011, 2.73% to 5.03%	12,000	7,000
Due 2012, 4.77% to 4.93%	10,000	10,000
Due 2013, 3.15% to 4.60%	10,000	—
Due 2014, 5.41%	3,750	3,750
Due 2018, 3.91% to 4.86%	8,000	—
Due 2028, 5.14%	2,000	—
	$81,306	$65,371

NOTE 12  —   INCOME TAXES

The current and deferred components of the income tax provision (benefit) consisted of the following:

(Amounts in thousands)
	2008	2007	2006
Federal
Current	$1,865	$1,456	$1,417
Deferred (benefit)	(419)	(104)	(263)
	$1,446	$1,352	$1,154
State
Current	—	39	$34
Deferred	(52)	—	—
	$(52)	$39	$34

Total provision for income taxes	$1,394	$1,391	$1,188

The following is a reconciliation between the actual provision for federal income taxes and the amount of federal income taxes which would have been provided at the statutory rate of 34%:

(Amounts in thousands)	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rate	$3,041	34.0%	$2,556	34.0%	$2,508	34.0%
Tax-exempt income	(1,397)	(15.6)	(1,060)	(14.1)	(1,276)	(17.3)
Non-deductible expenses	177	2.0	165	2.2	176	2.4
Tax credit from limited partnership Less amortization - net	(136)	(1.5)	(79)	(1.1)	(62)	(.8)
Bank owned life insurance income - net	(240)	(2.7)	(190)	(2.5)	(160)	(2.2)
Other-net	1	—	(40)	(.5)	(32)	(.5)
Applicable federal income tax and rate	$1,446	16.2%	$1,352	18.0%	$1,154	15.6%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

Total federal income tax attributable to realized security gains and losses was $98,000 in 2008, $164,000 in 2007 and $130,000 in 2006.

The deferred tax assets and liabilities resulting from temporary timing differences have been netted to reflect a net deferred tax asset (liability) included in other assets or other liabilities in these consolidated financial statements. The components of the net deferred tax asset (liability) at December 31, 2008 and 2007, are as follows:

(Amounts in thousands)
	2008	2007
Deferred Tax Assets:
Allowance for loan losses	$1,742	$1,631
Deferred compensation	412	364
Deferred health benefits	—	2
Contributions	5	13
Non-accrual interest	30	41
Leases	114	114
Limited partnership	70	69
Alternative minimum tax credits	84	85
Tax credits from limited partnerships	300	184
Unrealized investment securities losses-net	2,429	85
Impairment loss on investment securities	177	—
Capital and net operating loss carry forwards	23	—
Total	$5,386	$2,588
Deferred Tax Liabilities:
Loan fees and costs	$211	$219
Depreciation	271	223
Accretion	26	72
Mortgage servicing rights	4	28
Intangibles	452	441
Total	$964	$983
Net Deferred Tax Asset	$4,422	$1,605

It is anticipated that all deferred tax assets are to be realized and accordingly, no valuation allowance has been provided.

The Corporation and its subsidiary file a consolidated federal income tax return.

NOTE 13  —   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the years ended December 31, 2008, 2007 and 2006, cash payments for interest expense and income taxes were as follows:

(Amounts in thousands)
	2008	2007	2006

Interest paid on deposits and other borrowings	$18,268	$17,448	$14,784

Income taxes paid	$1,598	$1,752	$1,380

The Corporation transferred loans to foreclosed assets held-for-sale in amounts of $342,000, $624,000 and $28,000 in 2008, 2007 and 2006, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

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

The Corporation maintains a 401K Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Under the savings feature, the Corporation matches 100% of the employee contribution up to 3% of compensation which amounted to $145,000, $111,000 and $102,000 in 2008, 2007 and 2006, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $353,000, $273,000 and $263,000 in 2008, 2007 and 2006, respectively.

The Bank also has non-qualified deferred compensation agreements with four of its officers and three retired officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank’s accrued liability for these deferred compensation agreements as of December 31, 2008 and 2007, was $1,173,000 and $1,071,000, respectively.  The related expense for these plans amounted to $155,000, $125,000 and $108,000 in 2008, 2007 and 2006, respectively.

The Bank entered into agreements to provide post-retirement benefits to a retired employee in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Corporation adopted the guidance in EITF 06-4 (See recent accounting pronouncements in Note 1) effective January 1, 2007 to recognize the liabilities for future benefits in the amount of $38,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

NOTE 15  —  COMMITMENTS AND CONTINGENCIES

The Corporation’s banking subsidiary currently leases four branch banking facilities and one parcel of land, as well as two operation centers, under operating leases. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $274,000, $216,000 and $162,000, respectively.  Minimum rental payments required under these operating leases are: 2009 - $341,000, 2010 - $338,000, 2011 - $339,000, 2012 - $285,000, 2013 - $272,000 and thereafter $2,999,000.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017. This lease has an operating lease commitment and a capital lease component.  Minimum future rental payments as of December 31, 2008 under this noncancelable operating lease component for land are due as follows and are included in the amounts of operating lease payments above.  2009 - $39,000, 2010 - $39,000, 2011 - $39,000, 2012 - $39,000, 2013 - $39,000  and thereafter $151,000.

Minimum future lease payments under the capital lease component for the bank building as of December 31, 2008 for each of the next five years and in the aggregate are:

Year Ending December 31
2009	$113,000
2010	113,000
2011	113,000
2012	115,000
2013	132,000
Thereafter	515,000

Total minimum lease payments	1,101,000
Less amounts representing interest	344,000
Present value of net minus lease payments	$757,000

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

The banking subsidiary has entered into construction contracts to build a new bank branch with outstanding commitments totaling $1,317,000 as of December 31, 2008.  In addition, the bank has a contract for a new core software program suite for $1,387,000.

NOTE 16  —  RELATED PARTY TRANSACTIONS

Certain directors and executive officers of First Keystone Corporation and its Subsidiary and companies in which they are principal owners (i.e., at least 10%) were indebted to the Corporation at December 31, 2008, 2007 and 2006. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The loans do not involve more than the normal risk of collectibility nor present other unfavorable features.

A summary of the activity on the related party loans, comprised of 9 directors and 3 executive officers and their related companies consists of the following:

(Amounts in thousands)
	2008	2007	2006
Balance at January 1	$3,650	$939	$1,221
Additions	1,779	4,074	1,359
Deductions	(1,887)	(1,363)	(1,641)
Balance at December 31	$3,542	$3,650	$939

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 – Continued

The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on lines of credit and letters of credit for 2008, 2007 and 2006,  presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $2,889,000, $2,574,000 and $1,908,000, respectively, on the above loans.

Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $6,603,000 and $7,950,000 at December 31, 2008 and 2007, respectively.

NOTE 17  —  REGULATORY MATTERS

Dividends are paid by the Corporation to shareholders which are mainly provided by dividends from the Bank. However, national banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the limitation provides that dividend payments may not exceed the Bank's current year's retained income plus retained net income for the preceding two years. During 2008, the Bank paid dividends to the Corporation in the amount of $5,662,000 and the Bank’s net income for the year ended December 31, 2008 was $7,855,000. During 2006 and 2007, the Bank paid dividends to the Corporation in the amounts of $3,902,000 and $10,459,000 respectively, and the Bank’s net income for the years ended December 31, 2006 and 2007 was $5,927,000 and $5,817,000, respectively. The amount of dividends paid in 2007 was utilized, in part, to fund the Pocono Community Bank acquisition. Accordingly, in 2009, without prior regulatory approval, the Bank may pay dividends to the Corporation after net income earned by the Bank in 2009 exceeds $424,000, less any dividends which may have been paid after $424,000 in earnings is surpassed. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2008 and 2007, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set fourth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I Capital (as defined) to Average Assets (as defined).

As of December 31, 2008, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum Total Risk-Based, Tier I Risked-Based and Tier I Leverage Ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank's category.

(Amounts in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital
(to Risk Weighted Assets)	$63,694	13.03%	$39,245	8.00%	$49,057	10.00%
Tier I Capital
(to Risk Weighted Assets)	58,499	11.97%	19,623	4.00%	29,434	6.00%
Tier I Capital
(to Average Assets)	58,499	8.45%	27,706	4.00%	34,633	5.00%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

(Amounts in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital
(to Risk Weighted Assets)	$61,056	14.28%	$34,203	8.00%	$42,754	10.00%
Tier I Capital
(to Risk Weighted Assets)	56,010	13.10%	17,102	4.00%	25,652	6.00%
Tier I Capital
(to Average Assets)	56,010	9.00%	24,891	4.00%	31,113	5.00%

The Corporation’s capital ratios are not materially different from those of the Bank.

NOTE 18  —  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2008 and 2007 were as follows:

(Amounts in thousands)
	2008	2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$52,762	$42,776
Financial standby letters of credit	$904	$1,744
Performance standby letters of credit	$6,936	$2,471

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 5, “Loans”. It is management’s opinion that the loan portfolio was well balanced and diversified at December 31, 2008, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region’s economy.

NOTE 19  —  COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

(Amounts in thousands)	Years Ended December 31,
	2008	2007	2006
Unrealized holding (losses) on available-for-sale investment securities arising during the period	$(7,023)	$273	$(1,220)
Less reclassification adjustment for net gains and losses realized in income	(171)	426	210
Change in unrealized (losses) before tax effect	$(6,852)	$(153)	$(1,430)
Tax effects	2,347	(113)	(497)
Net change in unrealized (losses)	$(4,505)	$(40)	$(933)

NOTE 20  —  STOCKHOLDERS’ EQUITY

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

The Corporation also offers to its shareholders a Dividend Reinvestment and Stock Purchase Plan. First Keystone Corporation is authorized to issue up to 200,000 shares of its common stock under the plan. The plan provides First Keystone shareholders a convenient and economical way to purchase additional shares of common stock by reinvesting dividends. A plan participant can elect full dividend reinvestment or partial dividend reinvestment provided at least 25 shares are enrolled in the plan. In addition, plan participants may make additional voluntary cash purchases of common stock under the plan of not less than $100 per calendar quarter or more than $2,500 in any calendar quarter.

Shares of First Keystone common stock are purchased for the plan either in the open market by an independent broker on behalf of the plan, directly from First Keystone as original issue shares, or through negotiated transactions. A combination of the previous methods could also occur.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

Participation in this plan by shareholders began in 2001. Shares transferred under this dividend reinvestment and stock purchase plan were as follows:

Year	Number of Shares
2001	3,260
2002	7,747
2003	8,000
2004	13,932
2005	21,491
2006	22,964
2007	25,900
2008	34,389

NOTE 21  —  STOCK COMPENSATION PLAN

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

Stock based compensation expense was $18,000 and $1,000 for the years ended December 31, 2008 and 2007, respectively, attributable to stock options granted in 2007.  Stock based compensation expense was $8,000 for the year ended  December 31, 2006 attributable to stock options granted in 2005.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

Information about stock options outstanding at December 31, 2008, is summarized as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance at January 1	54,562	$17.65	51,383	$17.55	60,619	$18.61
Granted	—	—	6,250	16.75	—	—
Granted due to stock dividend	—	—	—	—	2,404	17.56
Exercised	(50)	15.88	—	—	(4,415)	16.23
Forfeited	(12,817)	19.80	(3,071)	15.95	(7,225)	21.33
Balance at December 31	41,695	16.86	54,562	17.55	51,383	17.55

Exercisable at December 31	41,695	$16.86	48,312	$17.65	51,383	$17.55

Weighted average fair value of options granted during the year				$2.98

Under the terms of the stock option incentive plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2006.

Exercise prices of options outstanding as of December 31, 2008, ranged from $10.28 to $21.11 per share. The weighted average remaining contracted life is approximately 4.05 years.

The 41,695 options outstanding as December 31, 2008 have an intrinsic value, which is the amount that the value of the underlying stock exceeds the exercise price of the options of $21,000.  The total intrinsic value of the options exercised during the years ended December 31, 2008, 2007 and 2006 was $0, $0 and $10,000, respectively.  Cash received from stock options exercised for the years ended December 31, 2008, 2007 and 2006 was $1,000, $0 and $72,000, respectively.

The following table summarizes information concerning the 1998 Employee Stock Option Plan at December 31, 2008.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Year	Outstanding*	Contractual Life	Price	Exercisable	Price

1999	9,579	.75	15.88	9,579	15.88
2000	4,950	1.75	10.28	4,950	10.28
2002	7,787	3.75	15.08	7,787	15.08
2003	10,231	4.75	21.11	10,231	21.11
2005	3,148	6.75	20.95	3,148	20.95
2007	6,000	9.00	16.75	6,000	16.75

	41,695	4.05	16.86	41,695	16.86

*As adjusted for stock dividend noted above.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

NOTE 22  —   FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Deposits

Under SFAS 107, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts and Money Market Accounts is equal to the amount payable on demand at December 31, 2008 and 2007.

Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar term borrowings, to a schedule of aggregated expected monthly maturities on time deposits.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

Short-Term and Long-Term Borrowings

The fair values of short-term and long-term borrowings are estimated using discounted cash flow analyses based on the Corporation's incremental borrowing rate for similar instruments.

Commitments to Extend Credit and Standby Letters of Credit

Management estimates that there are no material differences between the notional amount and the estimated fair value of those off-balance sheet items since they are primarily composed of unfunded loan commitments which are generally priced at market at the time of funding.

At December 31, 2008 and 2007, the carrying values and estimated fair values of financial instruments of the Corporation are presented in the table below:

(Amounts in thousands)	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$9,945	$9,945	$9,886	$9,886
Short-term investments	6	6	89	89
Investment securities - available for sale	240,175	240,175	241,521	241,521
Investment securities - held to maturity	2,990	2,906	4,539	4,553
Net loans	403,172	413,226	371,556	364,380
Accrued interest receivable	4,228	4,228	3,241	3,241
Cash surrender value of life insurance	17,157	17,157	16,450	16,450

FINANCIAL LIABILITIES:
Deposits	504,633	499,922	493,041	478,109
Short-term borrowings	55,332	55,332	47,349	47,349
Long-term borrowings	82,062	87,555	66,175	68,736
Accrued interest and other expenses	3,488	3,488	3,454	3,454

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit		52,762		42,776
Financial standby letters of credit		904		1,744
Performance standby letters of credit		6,936		2,471

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

NOTE 23  —  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS
(Amounts in thousands)	December 31
	2008	2007
ASSETS
Cash in subsidiary bank	$1,380	$316
Investment in subsidiary bank	74,804	76,962
Investment in other equity securities	1,911	2,917
Prepayments and other assets	650	330
TOTAL ASSETS	$78,745	$80,525

LIABILITIES
Accrued expenses and other liabilities	$—	$102
Advance from subsidiary bank	9,598	9,499
TOTAL LIABILITIES	$9,598	$9,601

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—
Common stock	11,375	11,375
Surplus	30,269	30,252
Retained earnings	38,414	35,705
Accumulated other comprehensive income (loss)	(4,671)	(166)
Treasury stock, at cost	(6,240)	(6,242)
TOTAL STOCKHOLDERS’ EQUITY	$69,147	$70,924

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,745	$80,525

STATEMENTS OF INCOME
(Amounts in thousands)	Year Ended December 31
	2008	2007	2006
INCOME
Dividends from Subsidiary Bank	$5,662	$10,459	$3,902
Dividends - other	100	107	89
Securities gains (losses)	(542)	420	362
Interest	11	32	33
TOTAL INCOME	$5,231	$11,018	$4,386

Operating Expenses	86	89	84
Income Before Taxes and Equity in
Undistributed Net Income of Subsidiary	$5,145	$10,929	$4,302
Income tax expense	(213)	160	137
Income Before Equity in Undistributed Net
Income of Subsidiary	$5,358	$10,769	$4,165
Equity in (excess of) Undistributed Net Income of Subsidiary	2,193	(4,642)	2,025

NET INCOME	$7,551	$6,127	$6,190

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 - Continued

STATEMENTS OF CASH FLOWS
(Amounts in thousands)	Year Ended December 31
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$7,551	$6,127	$6,190
Adjustments to reconcile net income to net cash
provided by operating activities:
Securities (gains) losses	105	(420)	(362)
Deferred income tax benefit	(196)	—	—
Impairment loss on investment securities	437	—	—
Equity in (excess of) undistributed net income of subsidiary	(2,193)	4,642	(2,025)
(Increase) decrease in prepaid expenses and other assets	(18)	(56)	(150)
Increase (decrease) in advances payable to subsidiary bank - net operating	117	71	102
Increase (decrease) in accrued expenses and other liabilities	(102)	38	(30)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,701	$10,402	$3,725

INVESTING ACTIVITIES
Purchase of equity securities	$—	$(765)	$(1,403)
Proceeds from sale of equity securities	204	1,052	859
Purchase of bank	—	(16,539)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$204	$(16,252)	$(544)

FINANCING ACTIVITIES
Proceeds from sale of treasury stock	$1	$—	$71
Acquisition of treasury stock	—	(332)	(1,514)
Cash dividends paid	(4,842)	(4,179)	(3,874)
Dividends paid in lieu of fractional shares	—	—	(4)
Advances from subsidiary bank	—	9,029	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(4,841)	$4,518	$(5,321)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,064	$(1,332)	$(2,140)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	316	1,648	3,788
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,380	$316	$1,648

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION

We have audited First Keystone Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Keystone Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008 and our report dated March 9, 2009 expressed an unqualified opinion on those consolidated financial statements.

J. H. Williams & Co., LLP
J. H. Williams & Co., LLP
Kingston, Pennsylvania
March 9, 2009

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Management of First Keystone Corporation (the “Corporation”), with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, pursuant to Securities Exchange Act Rules 13a-15, as amended, as of December 31, 2008. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in our periodic SEC filings.

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

The management of First Keystone Corporation assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control — Integrated Framework.  Based on our assessment we believe that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Corporation’s internal control over financial reporting as of December 31, 2008.  This report appears on page 68.

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

ITEM 9B.     OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Information As To Directors and Nominees,” “Principal Officers of the Bank and the Corporation” and “Committees of the Board of Directors” are incorporated here by reference from First Keystone Corporation's proxy statement for its 2009 annual meeting of shareholders scheduled for May 5, 2009.  The information under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” and “Code of Ethics” are as follows:

SECTION 16(A) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors, executive officers and shareholders who own more than 10% of the Corporation’s outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Corporation with the Securities and Exchange Commission.  Based solely on its review of copies of Section 16(a) forms received by it, or written representations from reporting persons that no Form 5's were required for those persons, the corporation believes that during the period January 1, 2008 through December 31, 2008, its officers, directors and reporting shareholders were in compliance with all filing requirements applicable to them.

CODE OF ETHICS

The Corporation has adopted a Directors and Senior Management Code of Ethical Conduct, which applies to all members of the Board of Directors and to senior officers of the Corporation.  It can be found on the Investor Relations section of our website at www.firstkeystonecorporation.com.

ITEM 11.      EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” (pages 21 through 30), “Compensation Discussion and Analysis (CD&A),” Compensation Committee Interlocks and Insider Participation,” and Compensation Committee Report” are incorporated here by reference from First Keystone Corporation's proxy statement for its 2009 annual meeting of shareholders scheduled for May 5, 2009.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information under the caption “Share Ownership” and “Equity Compensation Plan Information” are incorporated here by reference from First Keystone Corporation's proxy statement for its 2009 annual meeting of shareholders scheduled for May 5, 2009.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Related Person Transactions” and “Governance Of The Company” are incorporated here by reference from First Keystone Corporation's proxy statement for its 2009 annual meeting of shareholders scheduled for
May 5, 2009.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Report of the Audit Committee” is incorporated here by reference from First Keystone Corporation’s proxy statement for its 2009 annual meeting of shareholders scheduled for May 5, 2009.

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

3.  Exhibits

Exhibits required by Item 601 of Regulation S:

Exhibit Number Referred to Item 601 of Regulation S-K	Description of Exhibit

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(I) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2006).

3ii	By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant's Report on Form 8-K dated February 25, 2009).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant's Annual Report on Form 10-Q for the quarter ended September 31, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q for the quarter ended September 30, 2006).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q for the quarter ended September 30, 2006).

Exhibit Number Referred to Item 601 of Regulation S-K	Description of Exhibit (Continued)

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

FIRST KEYSTONE CORPORATION

/s/ J. Gerald Bazewicz
J. Gerald Bazewicz
President/Chief Executive Officer

Date:	March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Arndt	March 10, 2009
John Arndt, Secretary/Director	Date

/s/ J. Gerald Bazewicz	March 10, 2009
J. Gerald Bazewicz, President/	Date
Chief Executive Officer/Director

/s/ Don E. Bower	March 10, 2009
Don E. Bower, Director	Date

/s/ Robert A. Bull	March 10, 2009
Robert A. Bull, Director	Date

/s/ Robert E. Bull	March 10, 2009
Robert E. Bull, Chairman/Director	Date

/s/ Joseph B. Conahan, Jr.	March 10, 2009
Joseph B. Conahan, Jr., Director	Date

/s/ Jerome F. Fabian	March 10, 2009
Jerome F. Fabian, Director	Date

/s/ John G. Gerlach	March 10, 2009
John G. Gerlach, Director	Date

/s/ Diane C. A. Rosler	March 10, 2009
Diane C.A. Rosler, Chief Financial Officer	Date

/s/ David R. Saracino	March 10, 2009
David R. Saracino, Director	Date