Form 10-Q
period 2009-03-31
FIRST KEYSTONE CORP
filed 2009-05-11
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended
     March 31, 2009

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

Common Stock, $2 Par Value, 5,440,126 shares as of May 6, 2009.

                   PART I. - FINANCIAL INFORMATION


                      PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements

                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                                                    March         December
                                                     2009          2008
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $ 11,387        $  9,945
Interest-bearing deposits in
   other banks                                        3,532               6
Investment securities available-
   for-sale carried at estimated
   fair value                                       232,187         240,175
Investment securities, held-to-
  maturity securities,
  estimated fair value of $2,910
  and $4,553                                          2,986           2,990
Loans, net of unearned income                       403,243         407,286
Loans held for sale                                   7,892           1,081
Allowance for loan losses                            (5,202)         (5,195)
                                                   ________        ________
   Net loans                                       $405,933        $403,172
Premises and equipment - Net                          9,726           9,169
Accrued interest receivable                           3,834           4,228
Cash surrender value of bank
   owned life insurance                              17,341          17,157
Goodwill                                             19,133          19,133
Other assets                                         10,581           8,923
                                                   ________        ________
   TOTAL ASSETS                                    $716,640        $714,898
                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 60,145        $ 58,178
   Interest bearing                                 482,149         446,455
                                                   ________        ________
      TOTAL DEPOSITS                               $542,294        $504,633

Short-term borrowings                                15,809          55,332
Long-term borrowings                                 82,041          82,062
Accrued interest and other expenses                   3,428           3,488
Other liabilities                                     5,531             236
                                                   ________        ________
   TOTAL LIABILITIES                               $649,103        $645,751
                                                   ========        ========
STOCKHOLDERS' EQUITY
Common stock, par value
   $2 per share                                    $ 11,375        $ 11,375
Surplus                                              30,269          30,269
Retained earnings                                    39,265          38,414
Accumulated other comprehensive
   income (loss)                                     (7,132)         (4,671)
Less treasury stock at cost 247,641
   shares in 2009 and 247,641
   shares in 2008                                    (6,240)         (6,240)
                                                    _______         _______

   TOTAL STOCKHOLDERS' EQUITY                      $ 67,537        $ 69,147
                                                   ________        ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $716,640        $714,898
                                                   ========        ========

See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED March 31, 2009 AND 2008
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2009             2008
INTEREST INCOME
Interest and fees on loans                           $6,185          $6,370
Interest and dividend income
   on securities                                      3,178           2,952
Deposits in banks                                         0              15
Interest on federal funds sold                            0              14
                                                     ______          ______
   TOTAL INTEREST INCOME                             $9,363          $9,351
                                                     ======          ======
INTEREST EXPENSE
Deposits                                             $2,940          $3,789
Short-term borrowings                                   122             216
Long-term borrowings                                    973             848
                                                     ______          ______
   TOTAL INTEREST EXPENSE                            $4,035          $4,853
                                                     ______          ______

   Net interest income                               $5,328          $4,498
Provision for loan losses                               275              50
                                                     ______          ______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      $5,053          $4,448
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  123          $  152
Service charges and fees                                545             578
Bank owned life insurance income                        184             169
Gain on sale of loans                                     0              42
Investment securities gains
   (losses) - net                                       126             104
Other                                                    58              60
                                                     ______          ______
   TOTAL NON-INTEREST INCOME                         $1,036          $1,105
                                                     ______          ______
NON-INTEREST EXPENSE
Salaries and employee benefits                       $1,892          $1,876
Occupancy, net                                          285             265
Furniture and equipment                                 222             212
Professional services                                    85             111
State shares tax                                        172             170
Other                                                   860             816
                                                     ______          ______
   TOTAL NON-INTEREST EXPENSES                       $3,516          $3,450
                                                     ______          ______
Income before income taxes                           $2,573          $2,103
Income tax expense                                      471             381
                                                     ______          ______
Net Income                                           $2,102          $1,722
                                                     ======          ======

PER SHARE DATA
   Net Income Per Share:
      Basic                                          $  .39          $  .32
      Diluted                                           .39             .32
      Cash dividends per share                          .23             .22


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED March 31, 2009 AND 2008
                                (Unaudited)


(Amounts in thousands)

                                                 2009              2008
OPERATING ACTIVITIES
Net income                                         $ 2,102         $ 1,722
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Provision for loan losses                           275              50
   Provision for depreciation
      and amortization                                 229             585
   Stock option expense                                  0               9
   Premium amortization on
      investment securities                             52              29
   Discount accretion on investment
      securities                                      (232)           (152)
   Gain on sale of mortgage loans                        0             (42)
   Proceeds from sale of mortgage
      loans                                             30           1,567
   Originations of mortgage loans
      for resale                                    (4,521)         (2,272)
   Gain on sales of investment
      securities                                      (126)            (72)
   Deferred income tax (benefit)                       (15)            (30)
   (Increase) decrease in interest
      receivable and other assets                       55            (607)
   Increase in cash surrender bank
      owned life insurance                            (184)           (169)
   Decrease in interest payable,
      accrued expenses and
      other liabilities                               (125)            (26)
                                                   _______         _______
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                         $(2,460)        $   592
                                                   _______         _______
INVESTING ACTIVITIES
   Purchases of investment
      securities available-for-sale                (19,444)        (22,911)
   Proceeds from sales of investment
      securities available-for-sale                 23,669          23,497
   Proceeds from maturities and
      redemptions of investment
      securities available for sale                  5,658          20,555
   Proceeds from maturities and
      redemption of investment
      securities held-to-maturity                        4               0
   Net increase (decrease) in loans                  1,344          (7,116)
   Proceeds from sale of other real
      estate owned                                      27               0
   Purchase of premises and equipment                 (710)           (523)
                                                   _______         _______
   NET CASH PROVIDED BY (USED IN)
      BY INVESTING ACTIVITIES                      $10,548         $13,502

FINANCING ACTIVITIES
   Net increase in deposits                        $37,666         $23,594
   Net decrease in short-term
      borrowings                                   (39,523)        (33,150)
   Proceeds from long-term borrowings                    0          10,000
   Repayment of long-term borrowings                   (12)         (3,008)
   Cash dividends                                   (1,251)         (1,197)
                                                   _______         _______
   NET CASH (USED IN) FINANCING
      ACTIVITIES                                   $(3,120)        $(3,761)
                                                   _______         _______

INCREASE IN CASH AND CASH
   EQUIVALENTS                                     $ 4,968         $10,333
CASH AND CASH EQUIVALENTS,
   BEGINNING                                         9,951           9,975
                                                   _______         _______
CASH AND CASH EQUIVALENTS, ENDING                  $14,919         $20,308
                                                   =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
   Cash paid during period for
      Interest                                     $ 4,164         $ 4,916
      Income Taxes                                       0              83


See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2009
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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $133,000 and $28,000 at March 31, 2009 and December 31, 2008, respectively.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $187,000 in 2008, $151,000 in 2007 and $128,000 in 2006, and the amortization of the investments in the limited partnerships were $39,000, $37,000 and $26,000 for the three months ended March 31, 2009, 2008 and 2007, respectively. The carrying value of the investments as of March 31, 2009 and December 31, 2008 was $806,000 and $844,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2008, the FASB issued FASB Staff Position No. SFAS 140-4 and FIN 46(R)-8 (FSP 140-4), "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities". FSP 140-4 amends FASB Statement No. 140 to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.

     Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity ("QSPE") that holds a variable interest in the QSPE but was not the transferor (non transferor) of financial assets to the QSPE; and (b) a servicer of a QSPE that holds a significant interest in the QSPE but was not the transferor (non transferor) of financial assets to the QSPE. The Corporation does not have involvement with any variable interest entities.

     In January 2009, the FASB ratified EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue 99-20". EITF 99-20-1 amends the impairment guidance in EITF 99-20 to achieve more consistent determination of whether an other than temporary impairment has occurred. EITF 99-20-1 was effective December 31, 2008. The change in the impairment guidance with the issuance of FSP EITF 99-20-1 did not result in any material impact on the Corporation's consolidated financial condition, results if operation or liquidity.

     In December 2007, the Financial Accounting Standards Board
(FASB) issued State of Financial Accounting Standards SFAS 141(R), "Business Combinations". SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition related contingencies, contingent consideration, noncontrolling interests, acquisition related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

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

     In June 2007, the FASB ratified the consensus reached in EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards". EITF 06-11 applies to entities that have share based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in any entity's pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Corporation adopted ITF 06-11 on January 1, 2008 for dividends declared on share based payment awards subsequent to this date. The impact of adoption did not have any material impact on the Corporation's consolidated financial condition, results of operations, or liquidity.

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

     Effective January 1, 2008, the Corporation adopted a net presentation for derivative positions and related collateral entered into under master netting agreements pursuant to the guidance in FIN 39 and FSP 39-1. The adoption of this guidance would result in balance sheet reclassifications of certain cash collateral based short term investments against the related derivative liabilities and certain deposit liability balances against the related fair values of derivative assets. The effects of these reclassifications will fluctuate based on the fair values of derivative contracts but overall would not have a material impact on either total assets or total liabilities. The adoption of these standards did not have an impact on the Corporation's consolidated financial condition, results of operations or liquidity.

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, "Fair Value Measurements", which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market based measurement and should be based on the assumptions market participants would use. The statement also creates a three level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation has applied the new guidance beginning January 1, 2008, and such application did not have a material impact on the Corporation's consolidated financial condition, results of operations, or liquidity.

     In July 2006, the FASB issued FASB Staff Position FSP 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Related to Income Taxes Generated by a Leveraged Lease Transaction". This FSP amends SFAS 13, "Accounting for Leases", to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 was adopted by the Corporation on January 1, 2007. The application of this FSP did not have a material impact on the Corporation's consolidated financial condition, results of operations, or liquidity.

     In June 2006, the FASB issued Interpretation No. 48 FIN 48, "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS 109, "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. The provisions of this interpretation were adopted by the Corporation on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Corporation's consolidated financial condition, result of operations, or liquidity.

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

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the three months ended March 31, 2009 and 2008 was approximately $52,000 and $83,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2008 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended March 31, 2009, and March 31, 2008, were as follows:


(amounts in thousands)

                                             March 31,      March 31,
                                                2009         2008
                                                ____         ____
Balance, January 1                               $5,195        $5,046
Provision charged to operations                     275            50
Loans charged off                                  (271)          (16)
Recoveries                                            3            62
                                                               ______   ______
Balance, March 31                                $5,202        $5,142
                                                               ======   ======



     At March 31, 2009, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $3,128,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At March 31, 2009, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non accrual loans at March 31, 2009, and December 31, 2008, were $2,502,000 and $1,718,000, respectively.

     Loans past due 90 days or more and still accruing interest amounted to $0 and $15,000 on March 31, 2009 and December 31, 2008, respectively.


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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at March 31, 2009, and December 31, 2008, were as follows:


(amounts in thousands)

                                                 March 31        December 31,
                                                  2009             2008
                                                  ____             ____
Financial instruments whose contract
   amounts represent credit risk:
   Commitments to extend credit                    $56,613          $52,762
   Financial standby letters
      of credit                                        894              904
   Performance standby letters
      of credit                                      7,193            6,936



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at March 31, 2009, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors' ability to honor their contracts may be influenced by the region's economy.

NOTE 6.  STOCKHOLDERS' EQUITY

  Changes in Stockholders' Equity for the period ended March 31, 2009 were are follows:



(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock       Surplus
                                         ______          ______     _______
Balance at January 1, 2009                5,687,767       $11,375      $30,269

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
Total Comprehensive
  income (loss)
Cash dividends -
  $.23 per share
                                          _________       _______      _______
Balance at March 31, 2009                 5,687,767       $11,375      $30,269
                                          =========       =======      =======



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      __________
Balance at January 1, 2009                           $38,414         $(4,671)

Comprehensive Income:
  Net Income                           $2,102          2,102
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                            (2,461)                        (2,461)
                                       ______
Total Comprehensive
  income (loss)                        $ (359)
                                       ======
Cash dividends -
  $.23 per share                                      (1,251)
                                                     _______         _______
Balance at March 31, 2009                            $39,265         $(7,132)
                                                     =======         =======


(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2009                        $(6,240)       $69,147

Comprehensive Income:
  Net Income                                                       2,102
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                       (2,461)
Total Comprehensive
  income (loss)
Cash dividends -
  $.23 per share                                                  (1,251)
                                                  _______        _______

Balance at March 31, 2009                         $(6,240)       $67,537
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

     The results of operations for the three month period ended
March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2008, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of March 31, 2009, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2009, and 2008. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP




Kingston, Pennsylvania
May 6, 2009

Item 2.   First Keystone Corporation Management's Discussion and
          Analysis of Financial Condition and Results of Operation as of March 31, 2009



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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the first quarter of 2009 of $2,102,000, an increase of $380,000, or 22.1%
from the first quarter of 2008. The increase in net income for 2009 was primarily the result of an increased net interest margin and an increase in net interest income of $830,000 from the first quarter of 2008. On a per share basis, net income per share was $.39 for the first three months of 2009 up from $.32 for the first three months of 2008, an increase of 21.9%. Cash dividends amounted to $.23 per share, up from $.22 paid in the first quarter of 2008, an increase of 4.5%.

     Year to date net income annualized amounts to a return on average common equity of 12.00%, a return on tangible equity of 16.50% and a return on assets of 1.17%. For the three months ended March 31, 2008, these measures were 9.62%, 13.11%, and 1.01%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2009, interest income amounted to $9,363,000, an increase of $12,000 or 0.1% from the first quarter of 2008, while interest expense amounted to $4,035,000 in the first quarter of 2009, a decrease of $818,000, or 16.9% from the first quarter of 2008. As a result, net interest income increased $830,000, or 18.5% in the first quarter of 2009 to $5,328,000 from
$4,498,000 in first quarter of 2008.

     Our net interest margin for the quarter ended March 31, 2009, was 3.66% compared to 3.19% for the quarter ended March 31, 2008.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended March 31, 2009, was $275,000, compared to $50,000 for the first quarter of 2008. The increase in the provision for loan losses was a result of increased net charge offs, which amounted to $268,000 for the quarter ending March 31, 2009. Recoveries exceeded charge offs in the amount of $46,000 for the three months ended March 31, 2008.
The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.27% as of March 31, 2009, unchanged from 1.27% reported as of December 31, 2008.

NON-INTEREST INCOME

     Total non interest income or other income was $1,036,000 for the quarter ended March 31, 2009, as compared to $1,105,000 for the quarter ended March 31, 2008, a decrease of $69,000, or 6.2%. Excluding investment securities gains and losses, non interest income was $910,000 for the first quarter of 2009, a decrease of $91,000, or 9.1% from the first quarter of 2008. Decreases in trust department income, decreased service changes and fees, and zero gains on sale of loans were the primary reasons for the lower non interest income in 2009.


NON-INTEREST EXPENSES

     Total non interest expenses, or other expenses, was $3,516,000 for the quarter ended March 31, 2009, as compared to $3,450,000 for the quarter ended March 31, 2008. The increase of $66,000, or 1.9% is comprised of salary and benefits increasing $16,000, occupancy and fixed asset expense increasing $30,000, and other non interest expense, including professional services and state shares tax increasing $20,000. These increases were modest and reflect our continued emphasis on controlling non interest expenses.

     Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amounted to $1,892,000, or 53.8% of total non interest expense for the three months ended March 31, 2009, as compared to 54.4% for the first three months of 2008. Net occupancy and fixed asset expense amounted to $507,000 for the three months ended March 31, 2009, an increase of $30,000, or 6.3%. Other non interest expenses, including professional services and state shares tax amounted to $1,117,000 for the three months ended March 31, 2009, an increase of $20,000, or 1.8% from the first three months of 2008. Our non interest expense in the first quarter of 2009 continues to be approximately 1.95% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. Income tax amounted to $471,000 for the three months ended March 31, 2009, as compared to $381,000 for 2008, an increase of $90,000. The effective total income tax rate was 18.3% for the first quarter of 2009 as compared to 18.1% for the first quarter of 2008.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased slightly to $716,640,000 as of March 31, 2009, an increase of $1,742,000 from year end 2008. Total deposits increased to $542,294,000 as of March 31, 2009, an increase of $37,661,000, or 7.5% over year end 2008. The increase in deposits funded loan growth and a substantial reduction in short term borrowings.

     During the first quarter of 2009 the Corporation decreased short term borrowings to $15,809,000 as of March 31, 2009, as compared to $55,332,000 as of December 31, 2008. Long term borrowings were $82,041,000 as of March 31, 2009, virtually unchanged from the $82,062,000 reported December 31, 2008.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $411,135,000 as of March 31, 2009, up $2,768,000, or
0.7% since year end 2008. The loan portfolio continues to be diversified. Overall asset quality has remained stable with non performing assets increasing since year end 2008. Total allowance for loan losses to total non performing assets was 197.4% as of March 31, 2009, down from 295.0% at year end 2008.

     Besides loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2008, to March 31, 2009. Held to maturity securities amounted to $2,986,000 as of March 31, 2009, a decrease of $4,000 from December 31, 2008. Available for sale securities amounted to $232,187,000 as of March 31, 2009, a decrease of $7,988,000 from year end 2008. Interest bearing deposits with banks increased as of March 31, 2009, to $3,532,000 from $6,000 at year end 2008.


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


NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with loans past due 90 days or more and still accruing. As of March 31, 2009, total non performing assets were $2,635,000 as compared to $1,761,000 on December 31, 2008. Non performing assets to total loans and foreclosed assets was 0.64% as of March 31, 2009, and 0.43% as of December 31, 2008.

     Interest income received on non performing loans as of March 31, 2009, was $11,000 compared to $95,000 for the year ending of December 31, 2008. Interest income, which would have been recorded on these loans under the original terms as of March 31, 2009, and December 31, 2008, were $47,000 and $149,000, respectively. As of March 31, 2009 and December 31, 2008, there were no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased $37,661,000 to $542,294 as of March 31, 2009 as non interest bearing deposits increased by $1,967,000 and interest bearing deposits increased by $35,694,000 as of March 31, 2009, from year end 2008. Total short term and long term borrowings decreased to $97,850,000 as of March 31, 2009, from $137,394,000 at year end 2008, a decrease of
$39,544,000, or 28.8%.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized losses on investment securities available for sale decreased shareholders' equity, or capital net of taxes, by $7,132,000 as of March 31, 2009, and reduced equity by $4,671,000 as of December 31, 2008. Another factor which reduced total equity capital as of March 31, 2009, and year end 2008 relates to stock repurchase. The Corporation had 247,641 shares of common stock on March 31, 2009 and December 31, 2008, as treasury stock. This had an effect of our reducing our total stockholders' equity by $6,240,000 on both March 31, 2009, and December 31, 2008.

     Total stockholders' equity was $67,538,000 as of March 31, 2009, and $69,147,000 as of December 31, 2008. Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2009, our leverage ratio was 7.62% compared to 7.59% as of December 31, 2008. In addition, Tier I risk based capital and total risk based capital ratio as of March 31, 2009, were 10.81% and 11.86%, respectively. The same ratios as of December 31, 2008 were 10.95% and 12.02%, respectively.


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


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2008. The composition of rate sensitive assets and rate sensitive liabilities as of March 31, 2009 is very similar to December 31, 2008.


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

                     PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings

                 None.


     Item 1A. There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" in our Annual Report on Form 10K for the year ended
                 December 31, 2008.


     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


                                                     Total
                                                    Number          Maximum
                                                   of Shares       Number of
                                                   Purchased      Shares That
                                                  as Part of      May Yet Be
                     Total                         Publicly       Purchased
                      Number        Average       Announced       Under the
                   of Shares      Price Paid       Plans or         Plans or
     Period        Purchased       per Share       Programs         Programs
     ______        _________       _________       ________         ________
January 1 -
January 31,
2009               ----           ----            ----           112,098

February 1 -
February 28,
2009               ----           ----            ----           112,098

March 1 -
March 31,
2009               ----           ----            ----           112,098

Total              ----           ----            ----           112,098




     Item 3.     Defaults Upon Senior Securities

                 None.


     Item 4.     Submission of Matters to a Vote of Security Holders

                 Annual Meeting of Shareholders of First Keystone
                 Corporation held on Tuesday, May 5, 2009, at 10:00 a.m.

                                                     Votes        Votes
Directors Elected                   Votes For       Against      Withheld
_________________                   _________        ______      _______
Jerome F. Fabian                4,379,282        27,419          0
John G. Gerlach                 4,206,948        199,753         0
David R. Saracino               4,206,740        199,961         0


                                                 Broker
Directors Elected               Abstentions      Non-Votes
_________________               ___________      _________
Jerome F. Fabian                0                0
John G. Gerlach                 0                0
David R. Saracino               0                0


Directors Continuing:
____________________

John E. Arndt, term expires in 2010
J. Gerald Bazewicz, term expires in 2010
Robert E. Bull, term expires in 2010
Joseph B. Conahan, Jr., term expires in 2010
Don E. Bower, term expires in 2011
Robert A. Bull, term expires in 2011


Matters Voted Upon:
__________________

Selection of J. H. Williams & Co. LLP, as auditors for the
Corporation.

Votes For - 4,399,923
Votes Against - 2,862
Votes Withheld -  0
Abstentions - 3,916
Broker Non-Votes -  0


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


                             FIRST KEYSTONE CORPORATION
                             Registrant


May 8, 2009                  /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



May 8, 2009                  /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Senior Vice President and
                             Chief Financial Officer
                             (Principal Accounting Officer)

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