Form 10-Q
period 2009-06-30
FIRST KEYSTONE CORP
filed 2009-08-07
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2009

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

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

Common Stock, $2 Par Value, 5,440,126 shares as of August 6, 2009.

                   PART I. - FINANCIAL INFORMATION

ITEM.  1  Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)

                                                   June           December
                                                     2009          2008
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $  5,940        $  9,945
Interest-bearing deposits in
   other banks                                       16,357               6
Investment securities available-
   for-sale carried at
   estimated fair value                             243,261         240,175
Investment securities, held-
   to-maturity securities,
   estimated fair value 2009
   $4,911 and 2008 $2,906                             4,982           2,990
Loans, net of unearned income                       409,019         408,367
Allowance for loan losses                            (5,225)         (5,195)
                                                   ________        ________
   Net loans                                       $403,794        $403,172
Premises and equipment - Net                         10,771           9,169
Accrued interest receivable                           4,162           4,228
Cash surrender value of bank
   owned life insurance                              17,247          17,157
Goodwill                                             19,133          19,133
Other assets                                          9,320           8,923
                                                   ________        ________
   TOTAL ASSETS                                    $734,967        $714,898
                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 58,781        $ 58,178
   Interest bearing                                 500,647         446,455
                                                   ________        ________
      TOTAL DEPOSITS                               $559,428        $504,633
                                                   ========        ========
Short-term borrowings                                18,582          55,332
Long-term borrowings                                 82,020          82,062
Accrued interest and other expenses                   3,655           3,488
Other liabilities                                       112             236
                                                   ________        ________
   TOTAL LIABILITIES                               $663,797        $645,751
                                                   ________        ________
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share               $ 11,375        $ 11,375
Surplus                                              30,269          30,269
Retained earnings                                    40,177          38,414
Accumulated other comprehensive
   (loss)                                            (4,411)         (4,671)
Less treasury stock at cost 247,641
   shares in 2009 and 2008                           (6,240)         (6,240)
                                                   ________        ________
   TOTAL STOCKHOLDERS' EQUITY                      $ 71,170        $ 69,147
                                                   ________        ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $734,967        $714,898
                                                   ========        ========

See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2009             2008
INTEREST INCOME
Interest and fees on loans                           $6,220          $6,308
Interest and dividend income
   on securities                                      3,183           2,908
Deposits in banks                                         3              51
                                                     ______          ______
   TOTAL INTEREST INCOME                             $9,406          $9,267
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $2,887          $3,556
Short-term borrowings                                    79             110
Long-term borrowings                                    984             880
                                                     ______          ______
   TOTAL INTEREST EXPENSE                            $3,950          $4,546
                                                     ______          ______

   Net interest income                               $5,456          $4,721
Provision for loan losses                               175              75
                                                     ______          ______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      $5,281          $4,646
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  103          $  132
Service charges and fees                                589             608
Bank owned life insurance income                        189             172
Gain on sale of loans                                    96               0
Investment securities gains
   (losses) - net                                         7              19
Other                                                   326              67
                                                     ______          ______
   TOTAL NON-INTEREST INCOME                         $1,310          $  998
                                                     ______          ______
NON-INTEREST EXPENSE
Salaries and employee benefits                       $1,975          $1,777
Occupancy, net                                          285             271
Furniture and equipment                                 322             233
Professional services                                    86              85
State shares tax                                        174             170
FDIC Insurance                                          593              25
Other                                                   725             787
                                                     ______          ______
   TOTAL NON-INTEREST EXPENSES                       $4,160          $3,348
                                                     ______          ______

Income before income taxes                           $2,431          $2,296
Income tax expense                                      268             410
                                                     ______          ______
Net Income                                           $2,163          $1,886
                                                     ======          ======
PER SHARE DATA
   Net Income Per Share:
      Basic                                          $  .39          $  .34
      Diluted                                           .39             .34
      Cash dividends per share                          .23             .22


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2009              2008
INTEREST INCOME
Interest and fees on loans                         $12,405         $12,678
Interest and dividend income
   on securities                                     6,361           5,860
Deposits in banks                                        3              66
Interest on fed funds sold                               0              14
                                                   _______         _______
   TOTAL INTEREST INCOME                           $18,769         $18,618
                                                   _______         _______
INTEREST EXPENSE
Deposits                                           $ 5,827         $ 7,345
Short-term borrowings                                  201             326
Long-term borrowings                                 1,957           1,728
                                                   _______         _______
   TOTAL INTEREST EXPENSE                          $ 7,985         $ 9,399
                                                   _______         _______

   Net interest income                             $10,784         $ 9,219
Provision for loan losses                              450             125
                                                   _______         _______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                    $10,334         $ 9,094
                                                   _______         _______
NON-INTEREST INCOME
Trust department                                   $   226         $   284
Service charges and fees                             1,134           1,186
Bank owned life insurance income                       373             341
Gain on sale of loans                                   96              42
Investment securities gains
   (losses) - net                                      133             123
Other                                                  384             127
                                                   _______         _______
   TOTAL NON-INTEREST INCOME                       $ 2,346         $ 2,103
                                                   _______         _______
NON-INTEREST EXPENSE
Salaries and employee benefits                     $ 3,867         $ 3,653
Occupancy, net                                         570             536
Furniture and equipment                                544             445
Professional services                                  171             196
State shares tax                                       346             340
FDIC Insurance                                         775              53
Other                                                1,403           1,575
                                                   _______         _______
   TOTAL NON-INTEREST EXPENSES                     $ 7,676         $ 6,798
                                                   _______         _______

Income before income taxes                         $ 5,004         $ 4,399
Income tax expense                                     739             791
                                                   _______         _______
Net Income                                         $ 4,265         $ 3,608
                                                   =======         =======
PER SHARE DATA
   Net Income Per Share:
      Basic                                        $   .78         $   .66
      Diluted                                          .78             .66
      Cash dividends per share                         .46             .44


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                (Unaudited)


(Amounts in thousands)

                                                      2009         2008
OPERATING ACTIVITIES
Net income                                        $  4,265        $  3,608
Adjustments to reconcile net
   income to net cash used
   in operating activities:
   Provision or loan losses                            450             125
   Stock option expense                                  0              18
   Provision for depreciation and
      amortization                                     339             464
   Premium amortization on investment
      securities                                       106              61
   Accretion of core deposit net
      discount                                         130              54
   Discount accretion on investment
      securities                                      (541)           (326)
   Gain on sale of mortgage loans                      (96)            (42)
   Proceeds from sale of mortgage loans                526           1,567
   Originations of mortgage loans
      for resale                                   (13,869)         (7,662)
   Gain on sales of investment
      securities                                      (133)           (123)
   Deferred income tax (benefit)                      (136)           (119)
   Increase in interest receivable
      and other assets                                (542)           (226)
   Increase in cash surrender value
      of bank owned life insurance                    (373)           (341)
   Decrease in interest payable,
      accrued expenses and other
      liabilities                                     (199)           (205)
                                                  ________        ________
   NET CASH USED IN OPERATING
      ACTIVITIES                                  $(10,073)       $ (3,147)

INVESTING ACTIVITIES
   Purchases of investment
      securities                                  $(51,594)       $(50,793)
   Proceeds from sales of
      investment securities
      available for sale                            33,886          26,191
   Proceeds from Bank Owned
      Life Insurance                                   530               0
   Proceeds from maturities
      and redemptions of
      investment securities
      available for sale                            13,551          29,775
   Proceeds from maturities and
      redemption of investment
      securities held to maturity                        8           2,007
   Net increase (decrease) in loans                 12,277         (11,848)
   Purchase of premises and equipment               (1,922)           (257)
   Proceeds from sale of foreclosed
      assets                                           155               0
   Decrease in other liabilities
      related to acquisition                             0            (106)
                                                  ________        ________
   NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                        $  6,891        $ (5,031)
                                                  ________        ________
FINANCING ACTIVITIES
   Net increase in deposits                       $ 54,805        $ 29,758
   Net decrease in short-term
      borrowings                                   (36,750)        (20,770)
   Proceeds from long-term
      borrowings                                         0          10,000
   Repayment of long-term borrowings                   (25)         (5,023)
   Proceeds from issuance of
      treasury stock under stock
      option plan                                        0               1
   Cash dividends                                   (2,502)         (2,394)
                                                  ________        ________
   NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                  $ 15,528        $ 11,572
                                                  ________        ________
INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 12,346        $  3,394
CASH AND CASH EQUIVALENTS,
   BEGINNING                                         9,951           9,975
                                                  ________        ________
CASH AND CASH EQUIVALENTS, ENDING                 $ 22,297        $ 13,369
                                                  ========        ========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for
      Interest                                    $  7,818        $  9,570
      Income Taxes                                     963             831

See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2009
                             (Unaudited)


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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $0 and $28,000 at June 30, 2009 and December 31, 2008, respectively.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $187,000 in 2008 and $151,000 in 2007, and the amortization of the investments in the limited partnerships were $77,000 and $74,000 for the six months ended June 30, 2009 and 2008, respectively. The carrying value of the investments as of June 30, 2009 and December 31, 2008 was $767,000 and $844,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

Advertising Costs

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six months ended June 30, 2009 and 2008 was approximately $115,000 and $156,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2009 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended June 30, 2009 and June 30, 2008 were as follows:


(amounts in thousands)
                                              June 30,     June 30,
                                                2009         2008
                                                ____         ____
Balance, January 1                               $5,195        $5,047
Provision charged to operations                     450           125
Loans charged off                                  (431)          (68)
Recoveries                                           11            71
                                                               ______   ______
Balance, June 30                                 $5,225        $5,175
                                                               ======   ======


     At June 30, 2009, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $2,532,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At June 30, 2009 there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non-accrual loans at June 30, 2009 and December 31, 2008 were $2,532,000 and $1,718,000, respectively.

     Loans past-due 90 days or more and still accruing interest amounted to $0 and $15,000 on June 30, 2009 and December 31, 2008, respectively.


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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at June 30, 2009, and December 31, 2008, were as follows:


(amounts in thousands)

                                                 June 30,        December 31,
                                                  2009             2008
                                                  ____             ____
Financial instruments whose contract
   amounts represent credit risk:
   Commitments to extend credit                    $43,820          $52,762
   Financial standby letters
      of credit                                        843              904
   Performance standby letters
      of credit                                      6,422            6,936



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour, and Monroe, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at June 30, 2009, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors' ability to honor their contracts may be influenced by the region's economy.

NOTE 6.  STOCKHOLDERS' EQUITY

  Changes in Stockholders' Equity for the period ended June 30, 2009 were are follows:



(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock       Surplus
                                         ______          ______     _______
Balance at January 1, 2009                5,687,767       $11,375      $30,269

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
Total Comprehensive
  income (loss)
Cash dividends -
  $.46 per share
                                          _________       _______      _______
Balance at June 30, 2009                  5,687,767       $11,375      $30,269
                                          =========       =======      =======



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      __________
Balance at January 1, 2009                           $38,414         $(4,671)

Comprehensive Income:
  Net Income                           $4,265          4,265
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                               260                            260
                                       ______
Total Comprehensive
  income (loss)                        $4,525
                                       ======
Cash dividends -
  $.23 per share                                      (2,502)
                                                     _______         _______
Balance at June 30, 2009                             $40,177         $(4,411)
                                                     =======         =======


(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2009                        $(6,240)       $69,147

Comprehensive Income:
  Net Income                                                       4,265
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                          260
Total Comprehensive
  income (loss)
Cash dividends -
  $.23 per share                                                  (2,502)
                                                  _______        _______
Balance at June 30, 2009                          $(6,240)       $71,170
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

     The results of operations for the six month period ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2009, and the related consolidated statements of income for the three and six month periods ended June 30, 2009 and 2008 and cash flows for the six month periods ended June 30, 2009, and 2008. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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





/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP




Kingston, Pennsylvania
August 7, 2009

ITEM 2.  First Keystone Corporation Management's
         Discussion and Analysis of Financial Condition and Results of Operation as of June 30, 2009


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the second quarter of 2009 of $2,163,000, an increase of $277,000, or 14.7%
from the second quarter of 2008. Six months net income for the period ended June 30, 2009 amounted to $4,265,000, an increase of $657,000, or 18.2% from the $3,608,000 net income reported June 30, 2008. Net interest income increased in both the second quarter of 2009 and for the six months ending June 30, 2009, when compared to the same periods in 2008. Our net interest margin did increase to 3.56% for the second quarter of 2009, up from 3.28% in the second quarter of 2008. Our net interest margin for the six months ended June 30, 2009 was 3.59%. The net interest margin and net interest income increases are primarily a result of a steepened yield curve and reduced interest rates on deposits and liabilities. Also, an increase in non interest income before investment securities gains in the second quarter and for the six months ended June 30, 2009, helped increase earnings. On a per share basis, net income per share increased to $.78 for the first six months of 2009 compared to $.66 for the first six months of 2008, while dividends were at $.46 per share as compared to $44 at the end of the first two quarters in 2008.

     Year-to-date net income annualized amounts to a return on average common equity of 12.08% and a return on assets of 1.16%.
For the six months ended June 30, 2008, these measures were 10.35% and 1.05%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 2009, interest income amounted to $9,406,000, an increase of $139,000 or 1.5% from the second quarter of 2008. Interest expense amounted to $3,950,000 in the second quarter of 2009, a decrease of $596,000, or 13.1% from the second quarter of 2008. As a result, net interest income amounted to $5,456,000 in the second quarter of 2009, an increase of $735,000, or 15.6% from the second quarter of 2008. Year to date for the six months ended June 30, 2009, net interest income increased $1,565,000, or 17.0% to $10,784,000 from $9,219,000 in 2008.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended June 30, 2009, was $175,000, an increase of $100,000 from the second quarter of 2008. Year to date, the provision for loan losses amounts to $450,000 in 2009, an increase of $325,000 from June 30, 2008. The increased provision for loan losses was a result of increased net charge offs. Net charge offs amounted to $420,000 for the six months ended June 30, 2009, as compared to $(3,000) for the first six months of 2008.

     The allowance for loan losses as a percentage of loans, net of unearned interest remains strong at 1.28% as of June 30, 2009, as compared to 1.27% as of December 31, 2008.

NON-INTEREST INCOME

     Total non interest or other income was $1,310,000 for the quarter ended June 30, 2009, as compared to $998,000 for the quarter ended June 30, 2008. Excluding investment securities gains and losses, non interest income was $1,303,000 for the second quarter of 2009, as compared to $979,000 in the second quarter of 2008, an increase of 33.1%. For the six months ended June 30, 2009, total non interest income was $2,346,000, an increase of $243,000, or 11.6 from the first six months of 2008. Excluding investment securities gains, non interest income for the six months ended June 30, 2009, was $2,213,000, an increase of 11.8% from the $1,980,000 reported for the first six months of 2008.


NON-INTEREST EXPENSES

     Total non interest or other expenses was $4,160,000 for the quarter ended June 30, 2009, as compared to $3,348,000 for the quarter ended June 30, 2008. Our FDIC insurance increased to $593,000 in the second quarter of 2009, up from $25,000 in the second quarter of 2008. In addition, salaries and employee. benefits, occupancy, and furniture and equipment expense increased during the second quarter of 2009.

     For the six months ended June 30, 2009, total non interest expense was $7,676,000, an increase of $878,000, or 12.9% over the first six months of 2008. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 50.4% of total non interest expense for the six months ended June 30, 2009, as compared to 53.7% for the first six months of 2008. Salaries and benefits amounted to $3,867,000 for the six months ended June 30, 2009, an increase of $214,000, or 5.9% from the first six months of 2008. Net occupancy expense, including furniture and equipment, amounted to $1,114,000 for the six months ended June 30, 2009, an increase of $133,000, or 13.6% from 2008. Expenses for professional services decreased $25,000 or 12.8% from the first six months of 2008. State shares tax increased by $6,000 or 1.8% over the first six months of 2008. FDIC insurance was $775,000, a substantial increase over the $53,000 in FDIC insurance as of June 30, 2008.
The increase reflects higher premium payments plus a special one time assessment levied by the FDIC on all banks. Other non interest expenses amounted to $1,403,000 for the six months ended June 30, 2009, a decrease of $172,000, or 10.9% from the first six months of 2008. Even with the increase in non interest expenses in 2009, our overall non interest expense continues at approximately 2.0% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 11.0% for the second quarter of 2009 as compared to 17.9% for the second quarter of 2008. For the six months ended June 30, 2009, our tax expense amounted to $739,000 for an effective tax rate of 14.8% as compared to an effective tax rate of 18.0% for the first six months of 2008.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $734,967,000 as of June 30, 2009, an increase of $20,069,000, or 2.8% over year end 2008. Total deposits increased to $559,428,000 as of June 30, 2009, an increase of $54,795,000, or 10.9% over year end 2008.

     The Corporation decreased short term borrowings by $36,750,000, or 66.4% as of June 30, 2009, when compared to year end 2008. Also, long term borrowings decreased slightly by $42,000 to $82,020,000 from year end 2008.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $409,019,000 as of June 30, 2009, a slight increase of $652,000 from $408,367,000, or 0.2% since year end 2008. The loan portfolio continues to be well diversified. Asset quality has declined with both net charge offs and non performing assets increasing since year end 2008.

     In addition to loans, another primary earning asset is our investment portfolio which increased in size from December 31, 2008, to June 30, 2009. Available for sale securities amounted to $243,261,000 as of June 30, 2009, a increase of $3,086,000, or 1.3%
from year end 2008. Held to maturity securities increased to $4,982,000 as of June 30, 2009, an increase of $1,992,000, or 66.6%
from year end 2008.


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


NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of June 30, 2009, total non performing assets were $2,532,000 as compared to $1,761,000 on December 31, 2008. Non performing assets to total loans and foreclosed assets was .62% as of June 30, 2009, and .43% as of December 31, 2008.

     Interest income received on non performing loans as of June 30, 2009, was $15,000 compared to $95,000 as of December 31, 2008.
Interest income, which would have been recorded on these loans under the original terms as of June 30, 2009, and December 31, 2008 was $94,000 and $149,000, respectively. As of June 30, 2009 and December 31, 2008, there were no outstanding commitments to advance additional funds with respect to these non-performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $54,795,000 as non interest bearing deposits increased by $603,000 and interest bearing deposits increased by $54,192,000 as of June 30, 2009, from year end 2008. Total short term and long term borrowings decreased to $36,792,000 as of June 30, 2009 to $100,602,000, as compared to $137,394,000 in total borrowings as of year end 2008.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains or losses on investment securities available for sale decreased shareholders' equity, or capital, net of taxes, by $4,441,000 as of June 30, 2009, and decreased capital by $4,671,000 as of December 31, 2008. Treasury stock had an effect of reducing our total stockholders' equity by $6,240,000 on June 30, 2009, and December 31, 2008.

     Total stockholders' equity was $71,170,000 as of June 30, 2009, and $69,147,000 as of December 31, 2008. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2009, our leverage ratio was 7.47% compared to 7.59% as of December 31, 2008. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2009, were 10.88% and 11.93%, respectively.
The same ratios as of December 31, 2008, were 10.95% and 12.02%, respectively.


LIQUIDITY


     The liquidity position of the Corporation remains adequate to meet customer loan demand and deposit fluctuation. Managing liquidity remains an important segment of asset liability management. Our overall liquidity position is maintained by an active asset liability management committee.

     Management feels its current liquidity position is satisfactory, given a very stable core deposit base which has generally increased annually. Secondly, our loan payments and principal paydowns on our mortgage backed securities provide a steady source of funds. Also, short term investments and maturing investment securities represent additional sources of liquidity. Finally, short term borrowings are readily accessible at the Federal Reserve Bank discount window, Atlantic Central Bankers Bank, or the Federal Home Loan Bank.


ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2008. The composition of rate sensitive assets and rate sensitive liabilities as of June 30, 2009 is very similar to December 31, 2008.


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


     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


                                                     Total
                                                    Number          Maximum
                                                   of Shares       Number of
                                                   Purchased      Shares That
                                                  as Part of      May Yet Be
                     Total                         Publicly       Purchased
                      Number        Average       Announced       Under the
                   of Shares      Price Paid       Plans or         Plans or
     Period        Purchased       per Share       Programs         Programs
     ______        _________       _________       ________         ________
April 1 -
April 30,
2009               ----           ----            ----           112,098

May 1 -
May 31,
2009               ----           ----            ----           112,098

June 1 -
June 30,
2009               ----           ----            ----           112,098

Total              ----           ----            ----           112,098




     Item 3.     Defaults Upon Senior Securities

                 None.


     Item 4.     Submission of Matters to a Vote of Security Holders

                 Annual Meeting of Shareholders of First Keystone
                 Corporation held on Tuesday, May 5, 2009 at 10:00 a.m.

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


                             FIRST KEYSTONE CORPORATION
                             Registrant


August 7, 2009               /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



August 7, 2009               /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Chief Financial Officer
                             (Principal Accounting Officer)

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