Form 10-Q
period 2009-09-30
FIRST KEYSTONE CORP
filed 2009-11-09
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

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

                      Yes  [X]        No  [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer          [ ]
Accelerated filer                [X]
Non-accelerated filer            [ ]
Smaller reporting company        [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes [ ]        No [X]


On November 6, 2009 there were 5,440,126 shares of the Registrant's common stock outstanding.

                   PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                                                  September       December
                                                     2009          2008
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $  4,650        $  9,945
Interest-bearing deposits in
   other banks                                       20,285               6
Investment securities available-
   for-sale carried at estimated
   fair value                                       267,426         240,175
Investment securities, held-to-
   maturity securities, estimated
   fair value 2009 $4,988 and
   2008 $2,958                                        4,978           2,990
Loans, net of unearned income                       407,953         408,367
Allowance for loan losses                            (5,275)         (5,195)
                                                   ________        ________
   Net loans                                       $402,678        $403,172
Premises and equipment - Net                         11,830           9,169
Accrued interest receivable                           4,043           4,228
Cash surrender value of bank
   owned life insurance                              17,431          17,157
Goodwill                                             19,133          19,133
Other assets                                          5,061           8,923
                                                   ________        ________
   TOTAL ASSETS                                    $757,515        $714,898
                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 61,977        $ 58,178
   Interest bearing                                 514,437         446,455
                                                   ________        ________
      TOTAL DEPOSITS                               $576,414        $504,633

Short-term borrowings                                23,283          55,332
Long-term borrowings                                 74,998          82,062
Accrued interest and other expenses                   3,455           3,488
Other liabilities                                       572             236
                                                   ________        ________
   TOTAL LIABILITIES                               $678,722        $645,751
                                                   ________        ________
STOCKHOLDERS' EQUITY
Common stock, par value $2 per share               $ 11,375        $ 11,375
Surplus                                              30,269          30,269
Retained earnings                                    41,012          38,414
Accumulated other comprehensive
   income (loss)                                      2,377          (4,671)
Less treasury stock at cost 247,641
   shares in 2009 and 2008                           (6,240)         (6,240)
                                                   ________        ________
   TOTAL STOCKHOLDERS' EQUITY                      $ 78,793        $ 69,147
                                                   ________        ________
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $757,515        $714,898
                                                   ========        ========

See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2009             2008
INTEREST INCOME
Interest and fees on loans                           $6,216          $6,401
Interest and dividend income
   on securities                                      3,213           3,078
Deposits in banks                                         4              12
                                                     ______          ______
   TOTAL INTEREST INCOME                             $9,433          $9,491
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $2,823          $3,374
Short-term borrowings                                    85             164
Long-term borrowings                                    990             861
                                                     ______          ______
   TOTAL INTEREST EXPENSE                            $3,898          $4,399
                                                     ______          ______

   Net interest income                               $5,535          $5,092
Provision for loan losses                               150              75
                                                     ______          ______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      $5,385          $5,017
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  112          $  134
Service charges and fees                                611             644
Bank owned life insurance income                        184             177
Gain on sale of loans                                    57              46
Investment securities gains
   (losses) - net                                       (11)             11
Other                                                   120             118
                                                     ______          ______
   TOTAL NON-INTEREST INCOME                         $1,073          $1,130
                                                     ______          ______
NON-INTEREST EXPENSES
Salaries and employee benefits                       $2,023          $1,816
Occupancy, net                                          307             262
Furniture and equipment                                 283             237
Professional services                                   132             101
State shares tax                                        177             171
FDIC Insurance                                          204              84
Other                                                   762             775
                                                     ______          ______
   TOTAL NON-INTEREST EXPENSES                       $3,888          $3,446
                                                     ______          ______

Income before income taxes                           $2,570          $2,701
Income tax expense                                      484             474
                                                     ______          ______
Net Income                                           $2,086          $2,227
                                                     ======          ======
PER SHARE DATA
   Basic                                             $  .39          $  .41
   Diluted                                              .39             .41
   Cash dividends per share                             .23             .22



See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2009              2008
INTEREST INCOME
Interest and fees on loans                         $18,621         $19,079
Interest and dividend income
   on securities                                     9,574           8,938
Deposits in banks                                        7              78
 Interest on fed funds sold                              0              14
                                                   _______         _______
   TOTAL INTEREST INCOME                           $28,202         $28,109
                                                   _______         _______
INTEREST EXPENSE
Deposits                                           $ 8,650         $10,719
Short-term borrowings                                  286             490
Long-term borrowings                                 2,947           2,589
                                                   _______         _______
   TOTAL INTEREST EXPENSE                          $11,883         $13,798
                                                   _______         _______
   Net interest income                             $16,319         $14,311
Provision for loan losses                              600             200
                                                   _______         _______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                    $15,719         $14,111
                                                   _______         _______
NON-INTEREST INCOME
Trust department                                   $   338         $   418
Service charges and fees                             1,745           1,830
Bank owned life insurance income                       557             518
Gain on sale of loans                                  153              88
Investment securities gains
   (losses) - net                                      122             134
Other                                                  504             245
                                                   _______         _______
   TOTAL NON-INTEREST INCOME                       $ 3,419         $ 3,233
                                                   _______         _______
NON-INTEREST EXPENSE
Salaries and employee benefits                     $ 5,890         $ 5,469
Occupancy, net                                         877             798
Furniture and equipment                                827             682
Professional services                                  303             297
State shares tax                                       523             511
FDIC Insurance                                         979             137
Other                                                2,165           2,350
                                                   _______         _______
   TOTAL NON-INTEREST EXPENSES                     $11,564         $10,244
                                                   _______         _______
Income before income taxes                         $ 7,574         $ 7,100
Income tax expense                                   1,223           1,265
                                                   _______         _______
Net Income                                         $ 6,351         $ 5,835
                                                   =======         =======
PER SHARE DATA
   Basic                                           $  1.17         $  1.07
   Diluted                                            1.17            1.07
   Cash Dividends                                      .69             .66


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED September 30, 2009 AND 2008
                                (Unaudited)

(Amounts in thousands)

                                                      2009         2008
OPERATING ACTIVITIES
Net income                                        $  6,351        $  5,835
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Provision for loan losses                           600             200
   Stock option expense                                  0              18
   Provision for depreciation and
      amortization                                     526             733
   Premium amortization on
      investment securities                            199              84
   Accretion of core deposit
      net discount                                     200              82
   Discount accretion on investment
      securities                                      (891)           (496)
   Gain on sale of mortgage loans                     (153)            (88)
   Proceeds from sale of mortgage
      loans                                         14,751           5,602
   Originations of mortgage loans
      for resale                                   (19,300)        (10,096)
   Gain(loss) on sale of
      foreclosed real estate                             5             (30)
   Gain on sales of investment
      securities                                      (122)            (66)
   Deferred income tax (benefit)                      (145)           (167)
   (Increase) decrease in interest
      receivable and other assets                      113            (467)
   Increase in cash surrender value
      of bank owned life insurance                    (557)           (518)
   Decrease in interest payable,
      accrued expenses and other
      liabilities                                     (173)           (339)
                                                  ________        ________
   Net Cash Provided by
      Operating Activities                        $  1,404        $    287
                                                  ________        ________
INVESTING ACTIVITIES
   Purchases of investment
      securities available-for-sale               $(87,155)       $(75,513)
   Purchase of investment
      securities held-to-maturity                   (2,000)           (467)
   Proceeds from sales of
      investment securities
      available-for-sale                            53,932          32,579
   Proceeds from maturities
      and redemptions of
      investment securities
      available-for-sale                            17,440          32,899
   Proceeds from bank owned
      life insurance                                   530               0
   Proceeds from maturities and
      redemption of investment
      securities held-to-maturity                       12           2,011
   Net (increase) decrease in loans                  4,394         (17,448)
   Purchase of premises and equipment               (2,685)           (461)
   Proceeds from sale of foreclosed
      assets                                           155             337
   Decrease in other liabilities
      related to acquisition                             0            (133)
                                                  ________        ________
   Net Cash Used by Investing
      Activities                                  $(15,377)       $(26,196)
                                                  ________        ________
FINANCING ACTIVITIES
   Net increase in deposits                       $ 71,797        $ 20,743
   Net increase (decrease) in
      short-term borrowings                        (32,049)            284
   Proceeds from long-term
      borrowings                                         0          15,000
   Repayment of long-term
      borrowings                                    (7,038)         (9,065)
   Proceeds from sale of
      treasury stock                                     0               1
   Cash dividends                                   (3,753)         (3,590)
                                                  ________        ________
   Net Cash Provided by
      Financing Activities                        $ 28,957        $ 23,373
                                                  ________        ________
   Decrease in Cash and Cash
      Equivalents                                   14,984          (2,536)
Cash and Cash Equivalents,
   Beginning                                         9,951           9,975
                                                  ________        ________
Cash and Cash Equivalents,
   Ending                                         $ 24,935        $  7,439
                                                  ========        ========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for:
      Interest                                    $ 11,975        $ 14,060
      Income Taxes                                   1,151           1,202

See Accompanying Notes to Consolidated Financial Statements


                      FIRST KEYSTONE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2009
                             (Unaudited)

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

NATURE OF OPERATIONS

     The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, public and institutional customers primarily located in the Northeast Region of Pennsylvania. With the opening of our new Mountain Top, Pennsylvania office effective October 1, 2009, the Bank has 15 full service offices and 17 ATMs located in Columbia, Luzerne, Montour and Monroe Counties. The Corporation and its subsidiary must also adhere to certain federal banking laws and regulations and are subject to periodic examinations made by various federal agencies.

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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis.
After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $133,000 and $28,000 at September 30, 2009 and December 31, 2008, respectively.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method under the FASB ASC 323 Qualified Affordable Housing Project Investments (EITF) 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects". Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $187,000 in 2009 and 2008, and the amortization of the investments in the limited partnerships were $116,000 and

PAGE>


$111,000 for the nine months ended September 30, 2009 and 2008, respectively. The carrying value of the investments as of September 30, 2009 and December 31, 2008 was $729,000 and $844,000,
respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

GOODWILL, OTHER INTANGIBLE ASSETS, AND PREMIUM DISCOUNT

     Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 (See Note 2) and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. The Corporation accounts for goodwill pursuant to the FASB ASC 350-1- Goodwill and Other Intangibles (SFAS) No. 142, "Goodwill and Intangible Assets". During the first quarter of 2008, $152,000 of liabilities were recorded related to the Pocono acquisition as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. The standard includes requirements to test goodwill for impairments rather than to amortize goodwill. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2008, and has determined there was no impairment as of that date.

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

STOCK BASED COMPENSATION

     The Corporation sponsors a stock option plan. The Corporation accounts for stock based compensation pursuant to FASB ASC 718-10 Compensation - Stock Compensation SFAS 123R, "Share Based Payment", using the modified prospective application method. The fair values of the stock awards are determined using the estimated expected life. The Corporation recognizes stock based compensation expense on the straight line basis over the period the stock award is earned by the employee. The most recent options issued were in December 2007.

PER SHARE DATA

     FASB ASC 260-10 Earnings Per Share(SFAS) No. 128, "Earnings Per Share", requires dual presentation of basic and fully diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation's dilutive securities are limited to stock options. The most recent options issued were in December 2007.

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

SUBSEQUENT EVENTS

     Management has evaluated subsequent events through November 9, 2009, which is the date that the Corporation's financial statements were available to be issued. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosures in the accompanying financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     FASB ASC 820-10 - In February 2008, the FASB issued new guidance impacting FASB ASC 820-10, (FASB Staff Position No. 157-2). The staff position delays the effective date of FASB ASC 820-10 (SFAS No. 157) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay expired January 1, 2009, and the expiration of the delay did not have a material impact on the Corporation's consolidated financial positions or results of operations.

     FASB ASC 805 - In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No 141(R) Business Combinations). The new guidance establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard became effective for the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 810-10 - In December 2007, the FASB issued FASB ASC 810-10, Consolidation (Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51). FASB ASC 810-10 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent's equity. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. The new standard became effective for the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 815-10 - In March 2008, the FASB issued FASB ASC
        815-10, Derivatives and Hedging (Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133). FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The new standard became effective for the Corporation on January 1, 2009.
The adoption of this standard did no have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 855 - In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Statement No. 165 Subsequent Events). FASB ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this standard did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 860 - In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and servicing (Statement No. 166 Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the impact of adopting the new standard on the consolidated financial statements.

     FASB ASC 810-10 - In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 Amendments to FASB Interpretation No. 46(R)). The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity's involvement with a variable interest entity. The new guidance will become effective for the Company on January 1, 2010 and the Corporation is currently evaluating the impact of adopting the standard on the consolidated financial statements.

     FASB ASC 105-10 - In June 2009, the FASB issued FASB ASC 105/10, Generally Accepted Accounting Principles (Statement No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). The new guidance replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Corporation's consolidated financial position or results of operations. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.

     FASB ASC 715-20-50 - In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, Compensation Retirement Benefits, Defined Benefit Plans, General (FASB Staff Position No. 132(R)- 1, Employers' Disclosures about Postretirement Benefit Plan Assets). This provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This standard becomes effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

     FASB ASC 825-10-50 - In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments (FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends existing GAAP to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The guidance also amends existing GAAP to require those disclosures in summarized financial information at interim reporting periods. The Corporation adopted this standard for the interim reporting period ending March 31, 2009.

     FASB ASC 320-10 - In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments - Debt and Equity Securities (FASB Staff Position No. FAS 115-2, Recognition and Presentation of Other Than Temporary Impairments). This guidance amends the other than temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other than temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. FASB ASC 320-10 expands disclosures about other than temporary impairment and requires that the annual disclosures in existing generally accepted accounting principles be made for interim reporting periods. The Corporation adopted this guidance for the interim reporting period ending March 31, 2009.

     FASB ASC 820 - In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quotes prices may be necessary to estimate fair value. The Corporation adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Corporation's consolidated financial position or results of operations.

     SAB 111 - In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 ("SAB 111"). SAB 111 amends Topic 5.M in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. On April 9, 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments, Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments). SAB 111 maintains the previous views related to equity securities and amends Topic 5.M to exclude debt securities from its scope. SAB 111 was effective for the Corporation as of March 31, 2009. There was no material impact to the Corporation's consolidated financial position or results of operations upon adoption.

     SAB 112 - In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 ("SAB 112"). SAB 112 revises or rescinds portions of the interpretative guidance included in the Staff Accounting Bulletin series in order to make the interpretative guidance consistent with the recent pronouncements by the FASB, specifically FASB ASC 805 and FASB ASC 810-10 (SFAS No. 141(R) and SFAS No. 160). SAB 112 was effective for the Company as of June 30, 2009. There was no material impact to the Corporation's consolidated financial position or results of operations upon adoption.

     FASB ASC 323 - In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 323, Investments - Equity Method and Joint Ventures (Issue No. 08-6, Equity Method Investment Accounting Considerations). The new guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. An equity investor shall not separately test an investee's underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment. An equity investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, with any gain or loss recognized in earnings. The new guidance became effective for the Corporation on January 1, 2009 and did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 350 - In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 350, Intangibles, Goodwill and Other (Issue No. 08-7, Accounting for Defensive Intangible Assets). The new guidance clarifies how to account for defensive intangible assets subsequent to initial measurement. The guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use an asset but intends to hold the asset to prevent others from obtaining access to the asset. A defensive intangible asset should be accounted for as a separate unit of accounting with an expected life that reflects the consumption of the expected benefits related to the asset. The benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from using the asset. The new guidance was effective for intangible assets acquired on or after January 1, 2009 and did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 260-10 - In June 2008, the FASB issued new guidance impacting FASB ASC 260-10, Earnings Per Share (FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share Based Payment Transactions are Participating Securities). This new guidance concluded that all outstanding unvested share based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the "two class" method of computing earnings per share. The two class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This new guidance was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This new guidance became effective for the Corporation on January 1, 2009 and did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 820-10 - In August 2009, the FASB issued an update (ASC No. 2009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Corporation for the reporting period ending September 30, 2009 and did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 820-10 - In September 2009, the FASB issued an update
(ASC No. 2009-12, Investments in Ceratin Entities That Calculate Net
Asset Value per Share (or its equivalent)) impacting FASB ASC
          820-10, Fair Value Measurements and Disclosures. The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of Topic 946, Financial Services
Investment Companies. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the ability to redeem an investment on the measurement date. This update becomes effective for the Corporation for interim and annual reporting periods ending after December 15, 2009. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine months ended September 30, 2009 and 2008 was approximately
$190,000 and $239,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2009 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.

Note 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended September 30, 2009, and September 30, 2008, were as follows:


(amounts in thousands)

                                      September 30,      September 30,
                                           2009               2008
                                           ____               ____
Balance, January 1                           $5,195            $5,047
Provision charged to
   operations                                   600               200
Loans charged off                              (559)             (194)
Recoveries                                       39               186
                                             ______            ______
Balance, September 30                        $5,275            $5,239
                                             ======            ======


     At September 30, 2009, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $2,595,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At September 30, 2009, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non-accrual loans at September 30, 2009 and December 31, 2008 were $2,595,000 and $1,718,000, respectively, all of which were considered impaired.

     Loans past due 90 days or more and still accruing interest amounted to $0 and $15,000 on September 30, 2009 and December 31,
2008, respectively.

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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at September 30, 2009 and December 31, 2008 were as follows:


(amounts in thousands)
                                               September 30,    December 31,
                                                  2009             2008
                                                  ____             ____
Financial instruments whose
   contract amounts represent
   credit risk:
   Commitments to extend credit                    $57,074          $52,762
   Financial standby letters
      of credit                                        843              904
   Performance standby letters
      of credit                                      6,954            6,936



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour, and Monroe Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at September 30, 2009, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.

Note 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended September 30, 2009, were are follows:



(Amounts in thousands, except common share data)

                                         Common          Common
                                         Shares         Stock       Surplus
                                         ______          ______     _______
Balance at January 1, 2009                5,687,767       $11,375      $30,269

Comprehensive Income:
  Net Income
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects
Total Comprehensive
  income (loss)
Cash dividends -
  $.69 per share
                                          _________       _______      _______
Balance at September 30, 2009             5,687,767       $11,375      $30,269
                                          =========       =======      =======



(Amounts in thousands, except common share data)

                                                               Accumulated
                                     Compre-                       Other
                                     hensive       Retained   Comprehensive
                                     Income         Earnings   Income (Loss)
                                     ______          ______      __________
Balance at January 1, 2009                           $38,414         $(4,671)

Comprehensive Income:
  Net Income                           $6,351          6,351
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                             7,048                          7,048
                                      _______
Total Comprehensive
  income (loss)                       $13,299
                                      =======
Cash dividends -
  $.69 per share                                      (3,753)
                                                     _______         _______
Balance at September 30, 2009                        $41,012         $ 2,377
                                                     =======         =======


(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2009                        $(6,240)       $69,147

Comprehensive Income:
  Net Income                                                       6,351
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax
    effects                                                        7,048
Total Comprehensive
  income (loss)
Cash dividends -
  $.69 per share                                                  (3,753)
                                                  _______        _______
Balance at September 30, 2009                     $(6,240)       $78,793
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

     The results of operations for the nine month period ended
September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of September 30, 2009, and the related consolidated statements of income for the three and nine month periods ended September 30, 2009 and 2008 and cash flows for the nine month periods ended September 30, 2009 and 2008. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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




/s/ J.H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
November 9, 2009

Item 2.   First Keystone Corporation Management's
          Discussion and Analysis of Financial Condition and Results of Operation as of September 30, 2009


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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the third quarter of 2009 of $2,086,000, a decrease of $141,000 or 6.3% from the third quarter of 2008. Nine months net income for the period ended September 30, 2009, amounted to $6,351,000, an increase of 516,000 or 8.8% from the $5,835,000 net income reported September 30, 2008. Net interest income increased in both the third quarter of 2009 and for the first nine months of 2009 when compared to the same period in 2008. The higher net interest income in 2009 was due to a positively sloped yield curve and an expansion of our net interest margin. Earnings in the third quarter were adversely affected by our decision to increase our provision for loan losses since past dues and charged off loans increased during the quarter. A decline in non interest income of $57,000 or 5.0% reduced third quarter net income. Finally, non interest expense increased during the third quarter due to additional hires associated with our Mountain Top office opening on October 1, 2009 and one time expenses from our conversion to a new core operating system in September 2009. Earnings for the nine months ended September 30, 2009 were positively affected by increased interest income and non interest income. The increase of 8.8% in net income during the first three quarters of 2009 was accomplished even though FDIC insurance expense increased $842,000 to $979,000 as of September 30, 2009. On a per basis, net income per share was $1.17 for the first nine months of 2009, as compared to $1.07 for the first nine months of 2009, while dividends were at $.69 per share as compared to $.66 at the end of the first three quarters in 2008.

     Year to date net income annualized amounts to a return on average common equity of 11.97% and a return on assets of 1.15%.
For the nine months ended September 30, 2008, these measures were 11.26% and 1.12%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 2009, interest income amounted to $9,433,000, a decrease of $58,000 or 0.6% from the third quarter of 2008. Interest expense amounted to $3,898,000 in the third quarter of 2009, a decrease of $501,000 or 11.4% from the third quarter of 2008. Accordingly, net interest income amounted to $5,535,000 in the third quarter of 2009, an increase of $443,000, or 8.7% from the third quarter of 2008. Year to date for the nine months ended September 30, 2009, total interest income increased $93,000, or 0.3% to $28,202,000 from $28,109,000 in the first nine months of 2008. Total interest expense decreased $1,915,000, or 13.9% to $11,883,000 for the first nine months of 2009 from $13,798,000 in the first nine months of 2008. This resulted in net interest income increasing $2,008,000 to $16,319,000 as of September 30, 2009 from $14,311,000 as of September 30, 2008, an increase of 14.0%.

     Our net interest margin for the quarter ended September 30, 2009, was 3.60% compared to 3.49% for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, our net interest margin was 3.59% compared to 3.30% for the first nine months of 2008.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 2009, was $150,000 compared to $75,000 for the third quarter of 2008. Year to date, the provision for loan losses amounts to $600,000 in 2009 as compared to the $200,000 provision for the period ended September 30, 2008. The increased provision for loan losses was a result of increased net charge offs. Net charge offs amounted to $520,000 for the nine months ended September 30, 2009, as compared to $8,000 for the first nine months of 2008.

     The allowance for loan losses as a percentage of loans, net of unearned interest was 1.29% as of September 30, 2009, and 1.27% as of December 31, 2008.


NON-INTEREST INCOME

     Total non interest or other income was $1,073,000 for the quarter ended September 30, 2009, as compared to $1,130,000 for the quarter ended September 30, 2008. Excluding investment securities gains and losses, non interest income was $1,084,000 for the third quarter of 2009, as compared to $1,119,000 in the third quarter of 2008, a decrease of 3.1%. For the nine months ended September 30, 2009, total non interest income was $3,419,000, as compared to $3,233,000, or a 5.8% increase from the first nine months of 2008. Excluding investment securities gains and losses, non interest income for the nine months ended September 30, 2009 was $3,297,000, an increase of 6.4% from the $3,099,000 reported in 2008. For the nine months ended September 30, 2009, the increase in non interest income was primarily the result of an increase in bank owned life insurance income, an increase on gains on sale of loans, and an increase in other non interest income.


NON-INTEREST EXPENSES

     Total non interest, or other expenses, was $3,888,000 for the quarter ended September 30, 2009, as compared to $3,446,000 for the quarter ended September 30, 2008, an increase of $442,000 or 12.8%. The majority of the increase in non-interest expenses in the third quarter of 2009 relate to the opening of a new branch office, the conversion to a new core operating system, and higher FDIC insurance.

     For the nine months ended September 30, 2009, total non interest expense was $11,564,000, an increase of $1,320,000, or 12.9% over the first nine months of 2008. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 50.9% of total non interest expense for the nine months ended September 30, 2009, as compared to 53.4% for the first nine months of 2008. Salaries and benefits amounted to $5,890,000 for the nine months ended September 30, 2009, an increase of $421,000, or 7.7% over the first nine months of 2008. The increase is associated with additional hires in 2009 as well as salary and benefit increases. Net occupancy expense, including furniture and equipment, amounted to $1,704,000 for the nine months ended September 30, 2009, an increase of $224,000, or 15.1% from 2008.
The increase reflects costs associated with a new branch opening and a new core processing system. Professional services increased $6,000 or 2.0% from the first nine months of 2008. State shares tax increased $12,000 or 2.3% over the first nine months of 2008. FDIC insurance amounted to $979,000 as of September 30, 2009, a substantial increase of $842,000 over 2008. Other non interest expenses amounted to $2,165,000 for the nine months ended September 30, 2009, a decrease of $185,000, or 7.9% from the first nine months of 2008. Even with the increase in non interest expenses in 2009, our overall non interest expense continues at slightly more than 2.0% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.

INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 18.8% for the third quarter of 2009 as compared to 17.5% for the third quarter of 2008. For the nine months ended September 30, 2009, our tax expense amounted to $1,223,000 for an effective tax rate of 16.1% as compared to an effective tax rate of 17.8% for the first nine months of 2008.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $757,515,000 as of September 30, 2009, an increase of $42,617,000, or 6.0% over year end 2008. Total deposits increased to $576,414,000 as of September 30, 2009, an increase of $71,781,000, or 14.2% over year end 2008.

     The Corporation used the increase in total deposits to fund primarily an increase in investment securities since loan demand was weak. In addition, borrowings were reduced. Total borrowings decreased $39,113,000 from December 31, 2008. Short term borrowings decreased to $23,283,000 as of September 30, 2009, down from $55,332,000 at year end 2008. Long term borrowings decreased to $74,998,000 as of September 30, 2009, down $7,064,000 from
$82,062,000 at year end 2008.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income decreased slightly to $407,953,000 as of September 30, 2009, a decrease of $414,000, or 0.1% from year end 2008. The loan portfolio is well diversified and the decline in the portfolio has been primarily from reduced originations of both consumer loans and commercial loans.

     In addition to loans, another primary earning asset is our investment portfolio which increased in size from December 31, 2008, to September 30, 2009. Available for sale securities amounted to $267,426,000 as of September 30, 2009, an increase of $27,251,000, or 11.3% from year end 2008. Held to maturity securities increased to $4,978,000 as of September 30, 2009, an increase of $1,988,000, or 66.5% since year end 2008. Interest bearing deposits with banks increased to $20,285,000 on September 30, 2009, as compared to $6,000 as of December 31, 2008.


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

     The Corporation follows the guidance in FASB ASC 310-10-35
Receivables Subsequent Measurement SFAS No. 114, "Accounting by
Creditors for Impairment of a Loan". Refer to Note 1 above for details.


NON-PERFORMING ASSETS

     Non-performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of September 30, 2009, total non performing assets were $2,728,000 as compared to $1,761,000 on December 31, 2008. Non performing assets to total loans and foreclosed assets was .67% as of September 30, 2009, and ..43% as of December 31, 2008.

     Interest income received on non performing loans as of September 30, 2009, was $31,000 compared to $95,000 as of December 31, 2008. Interest income, which would have been recorded on these loans under the original terms as of September 30, 2009, and December 31, 2008, was $94,000 and $149,000, respectively. As of September 30, 2009 and December 31, 2008, there was no outstanding commitments to advance additional funds with respect to these non performing loans.

DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $71,781,000 as non interest bearing deposits increased by $3,799,000 and interest bearing deposits increased by $67,982,000 as of September 30, 2009, from year end 2008. Total short term and long term borrowings decreased by $39,113,000 from year end 2008.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains or losses on investment securities available for sale increased shareholders' equity, or capital net of taxes, by $2,377,000 as of September 30, 2009, and decreased capital by $4,671,000 as of December 31, 2008. Treasury stock as of September 30, 2009 and December 31, 2008 had an effect of our reducing our total stockholders' equity by $6,240,000 on September 30, 2009 and December 31, 2008.

     Total stockholders' equity was $78,793,000 as of September 30, 2009, and $69,147,000 as of December 31, 2008. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2009, our leverage ratio was 7.89% compared to 7.59% as of December 31, 2008. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2009, were 11.10% and 12.13%, respectively. The same ratios as of December 31, 2008, were 10.95% and 12.02%, respectively.


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

ITEM 3.   Quantitative and Qualitative Disclosures
          About Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2008. The composition of rate sensitive assets and rate sensitive liabilities as of September 30, 2009 is very similar to December 31, 2008.


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


     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


                                                     Total
                                                    Number          Maximum
                                                   of Shares       Number of
                                                   Purchased      Shares That
                                                  as Part of      May Yet Be
                     Total                         Publicly       Purchased
                      Number        Average       Announced       Under the
                   of Shares      Price Paid       Plans or         Plans or
     Period        Purchased       per Share       Programs         Programs
     ______        _________       _________       ________         ________
July 1 -
July 31,
2009               ----           ----            ----           112,098

August 1 -
August 31,
2009               ----           ----            ----           112,098

Sept. 1 -
Sept. 30,
2009               ----           ----            ----           112,098

Total              ----           ----            ----           112,098




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


                             FIRST KEYSTONE CORPORATION
                             Registrant


November 9, 2009             /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



November 9, 2009             /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Chief Financial Officer
                             (Principal Accounting Officer)

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