Form 10-K
period 2009-12-31
FIRST KEYSTONE CORP
filed 2010-03-15
CIK 737875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file Number:  2-88927

FIRST KEYSTONE CORPORATION
(Exact name of registrant as specified in its Charter)

Pennsylvania	23-2249083

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

111 West Front Street Berwick, Pennsylvania	18603
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (570) 752-3671

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
Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐

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
Yes ☐      No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2009 determined by using a per share closing price on that date of $16.15 as quoted on the Over the Counter Bulletin Board, was $79,988,721.

At March 8, 2010, there were 5,440,196 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2010 definitive Proxy Statement are incorporated by reference in Part III of this Report.

FIRST KEYSTONE CORPORATION
FORM 10-K

Table of Contents

		Page
Part I

Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	11
Item 2.	Description of Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Reserved	12

Part II

Item 5.	Market for Registrant's Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	15
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	75
Item 9A.	Controls and Procedures	75
Item 9B.	Other Information	76

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	76
Item 11.	Executive Compensation	76
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	77
Item 13.	Certain Relationships and Related Transactions, and Director Independence	77
Item 14.	Principal Accountant Fees and Services	77

Part IV

Item 15.	Exhibits and Financial Statement Schedules	77
	Signatures	79
	Exhibit 21
	Exhibit 23
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

iii

FIRST KEYSTONE CORPORATION
FORM 10-K

PART I

Forward Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements.  Examples of forward-looking statements include, but are not limited to (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and © statements of assumptions, such as economic conditions in the Corporation’s market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations.  Actual results may differ materially from those projected in the forward-looking statements.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, and of changes in laws and regulations on competition, including industry consolidation and development of competing financial products and services; interest rate movements; the inability to achieve merger-related synergies; difficulties in integrating distinct business operations, including information technology difficulties; disruption from the transaction making it more difficult to maintain relationships with customers and employees, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and deteriorating economic conditions.

We caution readers not to place undue reliance on these forward-looking statements.  They only reflect management’s analysis as of this date.  The Corporation does not revise or update these forward-looking statements to reflect events or changed circumstances.  Please carefully review the risk factors described in this document and in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

ITEM 1.       BUSINESS

First Keystone Corporation is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System.  The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First Keystone National Bank.  The Corporation has one wholly-owned subsidiary, the Bank, which has a commercial banking operation and trust department as its major lines of business.  Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principle source of income has been dividends paid by the Bank.  Greater than 98% of the company's revenue and profit came from the commercial banking department for the years ended December 31, 2009, 2008, and 2007, and was the only reportable segment.  At December 31, 2009, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $758 million, $581 million and $74 million, respectively.

The Bank was organized in 1864.  The Bank is a national banking association that is a member of the Federal Reserve System.  Its deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent of the law regulated by the Office of the Comptroller of the Currency (OCC).  The Bank has fifteen branch locations (five branches within Columbia County, five branches within Luzerne County, one branch in Montour County, and four branches within Monroe County, Pennsylvania), and is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern and Central Pennsylvania market area.  The Bank's commercial banking activities include accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans.  Additionally, the Bank also provides personal and corporate trust and agency services to individuals, corporations, and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management of pension and profit sharing plans.

Acquisition

Effective November 1, 2007, the Corporation completed its acquisition of Pocono Community Bank through the merger of Pocono with and into the Bank.  On the acquisition date, Pocono Community Bank had approximately $150 million in assets, $105 million in loans and $110 million in deposits.  Headquartered in Stroudsburg, Pennsylvania and organized in 1996, Pocono had 4 banking offices located in Monroe County, Pennsylvania.  The acquisition expands the branch network of the Corporation and provides Pocono customers with a broader array of products and services.  The Pocono branches continue to operate as a division of the Bank under the name “Pocono Community Bank, a division of First Keystone National Bank.”

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

Federal Deposit Insurance Corporation Improvement Act of 1991

The FDICIA established five different levels of capitalization of financial institutions, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories.  The five categories are:

•  well capitalized
•  adequately capitalized
•  undercapitalized
•  significantly undercapitalized, and
•  critically undercapitalized.

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level.  An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%.  Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels.  In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice.  Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.  On December 31, 2009 the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency.

Other Provisions of FDICIA

Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available.  In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at “large institutions” (as defined by FDIC regulation) must include members with banking or financial management expertise.  The audit committee at “large institutions” must also have access to independent outside counsel.  In addition, an institution must notify the FDIC and the institution's primary regulator of any change in the institution’s independent auditor, and annual management letters must be provided to the FDIC and the depository institution's primary regulator.  The regulations define a “large institution” as one with over $500 million in assets, which does include the Bank.  Also, under the rule, an institution's independent auditor must examine the institution's internal controls over financial reporting and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

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

Real Estate Lending Standards.  Pursuant to the FDICIA, the OCC and other federal banking agencies adopted real estate lending guidelines which would set loan-to-value ratios for different types of real estate loans.  The LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated.  If the institution does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio.  In addition to establishing the LTV ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal of the property.

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

The following table presents the Corporation's capital ratios at December 31, 2009.

(In Thousands)
Tier I Capital	$55,785
Tier II Capital	5,323
Total Capital	$61,108

Adjusted Total Average Assets	749,798
Total Adjusted Risk-Weighted Assets1	513,574

Tier I Risk-Based Capital Ratio2	10.86%
Required Tier I Risk-Based Capital Ratio	4.00%
Excess Tier I Risk-Based Capital Ratio	6.86%
Total Risk-Based Capital Ratio3	11.90%
Required Total Risk-Based Capital Ratio	8.00%
Excess Total Risk-Based Capital Ratio	3.90%
Tier I Leverage Ratio4	7.44%
Required Tier I Leverage Ratio	4.00%
Excess Tier I Leverage Ratio	3.44%

1Includes off-balance sheet items at credit-equivalent values less intangible assets.
2Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.
3Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.
4Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.

The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of the Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses.  See also, the information under the caption “Capital Strength” appearing on page 28 of this 2009 Annual Report on Form 10-K.

Effect of Government Monetary Policies

The earnings of the Corporation are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

The Federal Reserve Board has had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or combat a recession.  The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulations of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

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
Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law and subsequently amended by the American Recovery and Reinvestment Act of 2009 on February 17, 2009. Under the authority of the EESA, as amended, the United States Department of the Treasury (the “Treasury”) created the Troubled Asset Relief Program (“TARP”) Capital Purchase Program and through this program invested in financial institutions by purchasing preferred stock and warrants to purchase either common stock or additional shares of preferred stock. As of December 31, 2009, the Treasury will not make additional investments under the TARP Capital Purchase Program but is considering continuing a similar program for banks under $10 billion in assets under a different program.

The EESA, as amended, also included a provision for a temporary increase in FDIC insurance coverage from $100,000 to $250,000 per depositor through December 31, 2009. In May 2009, Congress extended the increased coverage until December 31, 2013. After that time, the per depositor coverage will return to $100,000.

History and Business - Bank

The Bank's legal headquarters are located at 111 West Front Street, Berwick, Pennsylvania.

As of December 31, 2009, the Bank had total assets of $758,330,000, total shareholders' equity of $74,167,000 and total deposits and other liabilities of $684,163,000.

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

At December 31, 2009, the Bank had 155 full-time employees and 33 part-time employees.  In the opinion of management, the Bank enjoys a satisfactory relationship with its employees.  The Bank is not a party to any collective bargaining agreement.

Competition - Bank

The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions.  The Bank's major competitors in Columbia, Luzerne, Montour, and Monroe counties are:

•    First Columbia Bank & Trust Co. of Bloomsburg
•    PNC Bank, N.A.
•    M & T Bank
•    FNB Bank, N.A.
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

Concentration

The Corporation and the Bank are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers, such that  the loss of any one or more would not have a materially adverse effect on the financial condition of the Corporation or the Bank.

Available Information

The Corporation’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934.  The Corporation is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the Securities and Exchange Commission.  The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Corporation is an electronic filer with the SEC.  The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s internet site address is www.sec.gov.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Corporation’s results of operations, any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation Operates In A Highly Competitive Industry

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national, regional, and community banks within the various markets in which the Corporation operates.  Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Corporation currently operates.  The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems.  Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures.

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

The Trading Volume In The Corporation’s Common Stock Is Less Than That Of Other Larger Financial Services Companies

The Corporation’s common stock is currently not listed, but traded on the Over the Counter Bulletin Board.  As a result, trading volume is less than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control.  Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

The Corporation Is Subject To Lending Risk

As of December 31, 2009, approximately 60.5% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s Controls and Procedures May Fail or Be Circumvented.

Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

The Corporation May Need or Be Compelled to Raise Additional Capital in the Future, but That Capital May Not Be Available When it Is Needed and on Terms Favorable to Current Shareholders.

Federal banking regulators require the Corporation and Bank to maintain adequate levels of capital to support their operations.  These capital levels are determined and dictated by law, regulation and banking regulatory agencies.  In addition, capital levels are also determined by the Corporation’s management and board of directors based on capital levels that they believe are necessary to support the Corporation’s business operations.  The Corporation is evaluating its present and future capital requirements and needs, is developing a comprehensive capital plan and is analyzing capital raising alternatives, methods and options.  Even if the Corporation succeeds in meeting the current regulatory capital requirements, the Corporation may need to raise additional capital in the near future to support possible loan losses during future periods or to meet future regulatory capital requirements.

Further, the Corporation’s regulators may require it to increase its capital levels. If the Corporation raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and would likely dilute the per-share book value and earnings per share of its common stock.  Furthermore, it may have an adverse impact on the Corporation’s stock price.  New investors may also have rights, preferences and privileges senior to the Corporation’s current shareholders, which may adversely impact its current shareholders.  The Corporation’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance.  Accordingly, the Corporation cannot assure you of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all.  If the Corporation cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired.  Additionally, the inability to raise capital in sufficient amounts may adversely affect the Corporation’s operations, financial condition and results of operations.

If We Conclude That the Decline in Value of Any of Our Investment Securities Is Other than Temporary, We Will Be Required to Write Down the Credit-Related Portion of the Impairment of That Security Through a Charge to Earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary.  If we conclude that the decline is other than temporary, we will be required to write down the credit-related portion of the impairment of that security through a charge to earnings.  Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

If the Corporation’s Allowance For Loan Losses Is Not Sufficient To Cover Actual Loan Losses, Its Earnings Could Decrease

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment.  The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results.  In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions.  If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements.  Material additions to the Corporation’s allowance would materially decrease its net income. At December 31, 2009, its allowance for loan losses totaled $5.3 million, representing 1.30% of its average total loans.

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

In addition, federal regulators periodically review the Corporation’s allowance for loan losses and may require it to increase its allowance for loan losses or recognize further loan charge-offs.  Any increase in its allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on its results of operations and financial condition.

The Corporation’s Ability To Pay Dividends Is Subject to Limitations

The Corporation is a bank holding company and its operations are conducted by First Keystone National Bank, which is a separate and distinct legal entity.  Substantially all of the Corporation’s assets are held by First Keystone National Bank.

The Corporation’s ability to pay dividends depends on its receipt of dividends from First Keystone National Bank, its primary source of dividends.  Dividend payments from First Keystone National Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies.  The ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements.  There is no assurance that First Keystone National Bank will be able to pay dividends in the future or that the Corporation will generate adequate cash flow to pay dividends in the future.  The Corporation’s failure to pay dividends on its common stock could have material adverse effect on the market price of its common stock.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        DESCRIPTION OF PROPERTIES

The Corporation and its subsidiary occupy sixteen properties in Columbia, Luzerne, Montour, and Monroe counties in Pennsylvania, which are used principally as banking offices.

Properties owned are:

•	Main Office located at 111 West Front Street, Berwick, Pennsylvania 18603;
•	Salem Office located at 400 Fowler Avenue, Berwick, Pennsylvania 18603;
•	Freas Avenue Office located at 701 Freas Avenue, Berwick, Pennsylvania 18603;
•	Scott Township Office located at Central Road and Route 11, Bloomsburg, Pennsylvania 17815;
•	Mifflinville Office located at Third and Race Streets, Mifflinville, Pennsylvania 18631;
•	Hanover Township Office located at 1540 Sans Souci Highway, Wilkes-Barre, Pennsylvania 18706;
•	Danville Office located at 1519 Bloom Road, Danville, Pennsylvania 17821;
•	Mountainhome Office located at Route 390 & Price’s Drive, Mountainhome, Pennsylvania 18342;
•	Brodheadsville Office located at Route 209, Brodheadsville, Pennsylvania 18322;
•	Swiftwater Office located at Route 611, Swiftwater, Pennsylvania 18370;
•	Vacant lot held for expansion located at 117-119 West Front Street, Berwick, Pennsylvania 18603;
•	Parking lot located at Second and Market Streets, Berwick, Pennsylvania 18603; and
•	17 ATM’s located in Columbia, Luzerne, Montour, and Monroe counties.

Properties leased are:

•	Briar Creek Office located inside the Giant Market at 50 Briar Creek Plaza, Berwick, Pennsylvania 18603;
•	Nescopeck Office located at 437 West Third Street, Nescopeck, Pennsylvania 18635;
•	Kingston Office located at 179 South Wyoming Avenue, Kingston, Pennsylvania 18704;
•	Stroudsburg Office located at 559 Main Street, Stroudsburg, Pennsylvania 18360;
•	Operations Center located at 105 Market Street, Berwick, Pennsylvania 18603; and
•	Mountain Top Office located at 18 North Mountain Boulevard, Mountain Top, Pennsylvania 18707 (land only).

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

ITEM 4.            RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol “FKYS.OB”.  The following table sets forth:

•	The quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported to the management of the Corporation and
•	Quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2008.

MARKET VALUE OF COMMON STOCK

2009:	High	Low	Per Share Dividend

First quarter	$17.50	$14.01	$.23
Second quarter	$16.55	$15.25	$.23
Third quarter	$16.55	$15.00	$.23
Fourth quarter	$17.95	$14.55	$.23

2008:

First quarter	$18.00	$15.25	$.22
Second quarter	$18.00	$14.25	$.22
Third quarter	$18.00	$15.50	$.22
Fourth quarter	$16.00	$13.50	$.23

As of December 31, 2009, the Corporation had approximately 825 shareholders of record.

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

The Bank may not pay any dividends on its capital stock during a period in which it may be in default in the payment of its assessment for a deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C. Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because, in the opinion of the OCC, such payment would constitute an unsafe and unsound banking practice. As of December 31, 2009, there was $271,000 in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to the Corporation under the current OCC regulations.

Dividend Restrictions on the Corporation

Under the Pennsylvania Business Corporation Law of 1988, as amended, the Corporation may not pay a dividend if, after giving effect thereto, either:

•	The Corporation would be unable to pay its debts as they become due in the usual course of business, or
•	The Corporation's total assets would be less than its total liabilities.

The determination of total assets and liabilities may be based upon:

•	Financial statements prepared on the basis of generally accepted accounting principles,
•	Financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances, or
•	A fair valuation or other method that is reasonable under the circumstances.

Equity Compensation Plan Information

Information regarding the Corporation’s equity compensation plan is incorporated herein by reference from the “Equity Compensation Plan Information” section of the Corporation’s 2010 definitive proxy statement filed on Schedule 14A.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on the Corporation's common stock during the period December 31, 2004, through and including December 31, 2009, with

•	the cumulative total return on the SNL Securities Corporate Performance Index[1] for banks with less than $500 million in total assets in the Middle Atlantic area[2], and
•	the cumulative total return for all United States stocks traded on the NASDAQ Stock Market.

The comparison assumes $100 was invested on December 31, 2004, in the Corporation’s common stock and in each of the indices below and assumes further the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

FIRST KEYSTONE CORPORATION
Total Return Performance

	Period Ending
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First Keystone Corporation	100.00	92.90	90.80	83.63	81.13	100.77
NASDAQ - Total US	100.00	101.37	111.03	121.92	72.49	104.31
SNL <$500M Bank Index	100.00	104.29	118.61	95.04	60.90	58.00

1 SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.
2 The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey, New York, the District of Columbia and Puerto Rico.

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in thousands, except per share)

	Year Ended December 31,

	2009	2008	2007	2006	2005

SELECTED FINANCIAL DATA:
Total Assets	$758,330	$714,898	$681,207	$525,920	$512,399
Total Investment securities	282,798	243,165	246,059	243,938	251,536
Net loans	401,375	403,172	371,557	248,086	230,917
Total Deposits	580,569	504,633	493,041	384,020	362,796
Stockholders' equity	74,167	69,147	70,924	53,387	53,443

SELECTED OPERATING DATA:
Interest income	$37,726	$37,638	$31,899	$28,577	$26,382
Interest expense	15,565	18,116	17,785	14,972	11,621
Net interest income	$22,161	$19,522	$14,114	$13,605	$14,761
Provision for loan losses	800	700	150	500	750
Net interest income after provision for loan and lease losses	$21,361	$18,822	$13,964	$13,105	$14,011
Other income	4,299	4,046	4,199	3,788	3,782
Other expense	16,444	13,923	10,645	9,515	9,583
Income before income taxes	$9,216	$8,945	$7,518	$7,378	$8,210
Income tax expense	1,279	1,394	1,391	1,188	1,363
Net income	$7,937	$7,551	$6,127	$6,190	$6,847

PER COMMON SHARE DATA:
Net income	$1.46	$1.39	$1.31	$1.35	$1.48
Cash dividends	.92	.89	.88	.85	.78

PERFORMANCE RATIOS:
Return on average assets	1.06%	1.08%	1.09%	1.20%	1.35%
Return on average equity	10.88%	10.72%	10.48%	11.76%	12.65%
Dividend payout ratio	63.06%	64.12%	68.25%	62.63%	52.61%
Average equity to average assets ratio	9.73%	10.00%	10.37%	10.19%	10.69%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ACQUISITION
On November 1, 2007, the Corporation acquired Pocono Community Bank (hereinafter referred to as Pocono) of Stroudsburg, Pennsylvania. Pocono was a $120 million bank which operated four full-service banking offices in Monroe County, Pennsylvania. Period-to-period comparisons and the Management’s Discussion are impacted by this acquisition. The tables in Management’s Discussion include contributions of this acquisition as well as internal changes. Refer to Note 2 on page 47 of the Notes to Consolidated Financial Statements for detailed information.

RESULTS OF OPERATIONS
Year Ended December 31, 2009 Versus Year Ended December 31, 2008
Net income increased to $7,937,000 for the year ended December 31, 2009, as compared to $7,551,000 for the prior year, an increase of 5.1%. Earnings per share, both basic and diluted, for 2009 were $1.46 as compared to $1.39 in 2008, an increase of 5.0%. Cash dividends per share increased to $.92 in 2009 from $.89 in 2008, an increase of 3.4%. The Corporation’s return on average assets was 1.06% in 2009 as compared to 1.08% in 2008. Return on average equity increased to 10.88% in 2009 from 10.72% in 2008. An increase in earning asset levels resulted in an overall increase of interest income to $37,726,000, up $88,000 or 0.2% from 2008. There was the accompanying decrease in interest on deposits and borrowings as interest rates declined, which resulted in interest expense of $15,565,000 in 2009, a decrease of $2,551,000 or 14.1% from 2008.

Net interest income, as indicated below in Table 1, increased by $2,639,000 or 13.5% to $22,161,000 for the year ended December 31, 2009. The Corporation's net interest income on a fully taxable equivalent basis increased by $2,763,000, or 12.9% to $24,173,000 in 2009 as compared to an increase of $5,917,000, or 38.2% to $21,410,000 in 2008.

Year Ended December 31, 2008 Versus Year Ended December 31, 2007
Net income increased to $7,551,000 for the year ended December 31, 2008, as compared to $6,127,000 for the prior year, an increase of 23.2%. Earnings per share, both basic and diluted, for 2008 were $1.39 as compared to $1.31 in 2007. Cash dividends per share increased to $.89 in 2008 from $.88 in 2007, an increase of 1.1%. The Corporation’s return on average assets was 1.08% in 2008 as compared to 1.09% in 2007. Return on average equity increased to 10.72% in 2008 from 10.48% in 2007. An increase in earning asset levels resulted in an overall increase of interest income to $37,638,000, up $5,739,000 or 18.0% from 2007. Likewise, there was the accompanying increase in interest on deposits and borrowings which resulted in interest expense of $18,116,000 in 2008, an increase of $331,000 or 1.9% from 2007. Net interest income increased by $5,408,000 from 2007 to 2008 resulting in net interest income of $19,522,000 and $21,410,000 on a fully tax equivalent basis for 2008.

Table 1  —  Net Interest Income

(Amounts in thousands)		2009/2008			2008/2007
		Increase/(Decrease)			Increase/(Decrease)
	2009	Amount	%	2008	Amount	%	2007
Interest Income	$37,726	$88	0.2	$37,638	$5,739	18.0	$31,899
Interest Expense	15,565	(2,551)	(14.1)	18,116	331	1.9	17,785

Net Interest Income	22,161	2,639	13.5	19,522	5,408	38.3	14,114
Tax Equivalent Adjustment	2,012	124	6.6	1,888	509	36.9	1,379

Net Interest Income (fully tax equivalent)	$24,173	$2,763	12.9	$21,410	$5,917	38.2	$15,493

Table 2   —   Distribution of Assets, Liabilities and Stockholders' Equity

	2009			2008			2007
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2]	$48,286	$2,664	5.52%	$33,029	$2,822	8.54%	$21,054	$1,938	9.20%
Real Estate[1]	347,992	21,420	6.16%	333,336	21,663	6.50%	234,465	15,993	6.82%
Consumer, Net[1,2]	12,170	922	7.58%	25,498	1,136	4.46%	21,097	1,263	5.99%
Fees on Loans	—	149	—%	—	62	—%	—	(31)	—%
Total Loans (Including Fees)[3]	$408,448	$25,155	6.16%	$391,863	$25,683	6.55%	$276,616	$19,163	6.93%

Investment Securities:
Taxable	$175,042	$9,347	5.34%	$156,011	$8,623	5.53%	$179,431	$9,894	5.51%
Tax Exempt[1]	78,277	5,227	6.68%	78,902	5,128	6.50%	66,844	4,124	6.17%
Total Investment Securities	$253,319	$14,574	5.75%	$234,913	$13,751	5.85%	$246,275	$14,018	5.69%
Interest Bearing Deposits in Banks	18,457	9	0.05%	3,515	79	2.25%	1,086	66	6.05%
Federal Funds Sold	—	—	—%	436	13	2.98%	688	31	4.56%
Total Other Interest Earning Assets	18,457	9	0.05%	3,951	92	2.33%	1,774	97	5.47%
Total Interest Earning Assets	$680,224	$39,738	5.84%	$630,727	$39,526	6.27%	$524,665	$33,278	6.34%

Non-Interest Earning Assets:
Cash and Due From Banks	$6,943			$9,876			$8,132
Allowance for Loan Losses	(5,221)			(5,163)			(3,960)
Premises and Equipment	10,515			8,427			5,519
Foreclosed Assets Held for Sale	78			109			—
Other Assets	57,259			56,635			29,741
Total Non-Interest Earning Assets	69,574			69,884			39,432
Total Assets	$749,798			$700,611			$564,097

Interest Bearing Liabilities:
Savings, NOW Accounts, and Money Markets	$220,845	$2,491	1.13%	$198,916	$3,113	1.56%	$154,200	$3,681	2.39%
Time Deposits	280,005	8,873	3.17%	259,480	10,795	4.16%	214,232	9,876	4.61%
Short-Term Borrowings	4,918	31	0.63%	11,883	191	1.61%	14,551	735	5.05%
Long-Term Borrowings	79,899	3,830	4.79%	71,221	3,539	4.97%	58,345	2,901	4.97%
Fed Funds Purchased	118	2	1.55%	351	15	4.27%	11	—	4.65%
Securities Sold U/A to Repurchase	19,268	338	1.75%	17,894	463	2.59%	14,553	592	4.07%
Total Interest Bearing Liabilities	$605,053	$15,565	2.57%	$559,745	$18,116	3.24%	$455,892	$17,785	3.90%

Non-Interest Bearing Liabilities:
Demand Deposits	$58,860			$57,102			$43,795
Other Liabilities	12,959			13,315			5,940
Stockholders’ Equity	72,926			70,449			58,470
Total Liabilities/Stockholders' Equity	$749,798			$700,611			$564,097

Net Interest Income Tax Equivalent		$24,173			$21,410			$15,493

Net Interest Spread			3.27%			3.03%			2.44%

Net Interest Margin			3.55%			3.39%			2.95%

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

Table 2 on the preceding pages provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2009, 2008 and 2007.

The yield on earning assets was 5.84% in 2009, 6.27% in 2008, and 6.34% in 2007. The rate paid on interest bearing liabilities was 2.57% in 2009, 3.24% in 2008, and 3.90% in 2007. This resulted in an increase in our net interest spread to 3.27% in 2009, as compared to 3.03% in 2008 and 2.44% in 2007.

As Table 2 illustrates, the net interest margin, which is interest income less interest expense divided by average earnings assets, was 3.55% in 2009 as compared to 3.39% in 2008 and 2.95% in 2007. The net interest margins are presented on a tax-equivalent basis. The increase in net interest margin in 2009 and 2008 was due primarily to the decline in interest paid on interest bearing liabilities as interest rates in general declined, especially short-term interest rates. The decreases in net interest margin in 2007 was due primarily to the increased interest paid on  interest bearing liabilities.  This was a result of more interest bearing liabilities repricing than earning assets.

The improvement in our net interest margin came from relatively stable earning asset yields and lower funding costs in 2009 and 2008. The interest margin expansion was experienced as the yield curve returned to its more normal upward sloping environment in 2008 continuing into 2009 as compared to the previous years. Our improved net interest margin will be under pressure when interest rates start to rise since the Corporation continues to be liability sensitive and there will be more liabilities including deposits repricing than earning assets (loans and investments). To negate the potential impact of a lesser net interest margin, the Corporation has focused on attracting lower cost checking, savings and money market accounts and reduced somewhat its dependence on higher priced certificates of deposit.

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

Interest income exempt from federal tax was $4,261,000 in 2009, $4,112,000 in 2008, and $3,118,000 in 2007.  Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

In 2009, the increase in net interest income on a fully tax equivalent basis of $2,763,000 resulted from an increase in volume of $894,000 and an increase of $1,869,000 due to changes in rate. In 2008, the increase in net interest income of $5,917,000 resulted from an increase in volume of $3,746,000 and an increase of $2,171,000 due to changes in rate.

Table 3  —  Changes in Income and Expense, 2009 and 2008

(Amounts in thousands)	2009 COMPARED TO 2008			2008 COMPARED TO 2007
	VOLUME	RATE	NET	VOLUME	RATE	NET
Interest Income:
Loans, Net	$1,087	$(1,615)	$(528)	$7,984	$(1,464)	$6,520
Taxable Investment Securities	1,052	(328)	724	(1,291)	20	(1,271)
Tax-Exempt Investment Securities	(41)	140	99	744	260	1,004
Other Short-Term Investments	338	(421)	(83)	119	(124)	(5)

Total Interest Income	$2,436	$(2,224)	$212	$7,556	$(1,308)	$6,248

Interest Expense:
Savings, Now, and Money Markets	$343	$(965)	$(622)	$1,067	$(1,635)	$(568)
Time Deposits	854	(2,776)	(1,922)	2,086	(1,167)	919
Short-Term Borrowings	(122)	(51)	(173)	(119)	(410)	(529)
Long-Term Borrowings	431	(140)	291	640	(2)	638
Securities Sold U/A to Repurchase	36	(161)	(125)	136	(265)	(129)

Total Interest Expense	$1,542	$(4,093)	$(2,551)	$3,810	$(3,479)	$331

Net Interest Income	$894	$1,869	$2,763	$3,746	$2,171	$5,917

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.
Balance on non-accrual loans are included for computational purposes.  Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2009, the provision for loan losses was $800,000 as compared to $700,000 as of December 31, 2008 and $150,000 as of December 31, 2007. The provision in 2008, increased primarily because of the increase in net charge-offs. Net charge-offs by the Corporation for the fiscal years ended December 31, 2009, 2008, and 2007, were $673,000, $551,000, and $57,000, respectively.

The Corporation did not change the manner in which it determines charge-offs. Rather the challenges associated with the economy (higher unemployment and increased delinquencies) in the past two years have been largely responsible for the increase in charge-offs. While the Corporation cannot accurately predict future charge-offs, we anticipate the trend of increased charge-offs will continue into 2010 as higher than normal unemployment continues.

The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.31% as of December 31, 2009, 1.27% as of December 31, 2008, 1.34% as of December 31, 2007.

On a quarterly basis, the Corporation’s Board of Directors and management perform a detailed analysis of the adequacy of the allowance for loan losses. This analysis includes an evaluation of credit risk concentration, delinquency trends, past loss experience, current economic conditions, composition of the loan portfolio, classified loans and other relevant factors.

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

For the year ended December 31, 2009, non-interest income amounted to $4,299,000, an increase of $253,000, or 6.3% as compared to a decrease of $153,000, or 3.6% for the year ended December 31, 2008. Table 4 provides the major categories of non-interest income and each respective change comparing the past three years. Investment securities losses in 2009 and 2008 were primarily the result of the sale of equities securities at a loss. Also in 2008, there was an other than temporary impairment charge on several bank equities securities.

The Corporation does a quarterly impairment analysis. The analysis includes a review of investment securities owned by our subsidiary, First Keystone National Bank and a review of bank equities securities owned by the Corporation. With regards to the investment securities of First Keystone National Bank, all individual investment securities held at the end of each quarter are evaluated. The evaluation determines if unrealized holding losses represent credit losses which could require an other-than-temporary impairment charge through earnings. Generally, unrealized losses related to general market conditions and/or resultant lack of liquidity in the market do not require impairment charges. Similarly, all bank equities securities held at each quarter end are evaluated for other-than-temporary impairment charges, primarily if the market value has declined significantly compared to the book value on an individual basis. Also, trends relating to overall credit quality of financial institution equities owned is considered in making an impairment charge decision.

Excluding investment securities gains, non-interest income in 2009 increased $243,000, or 5.8% to $4,437,000. This compares to a increase of $478,000, or 12.9% in 2008 before investment securities gains. Income from the trust department, which consists of fees generated from individual and corporate accounts, decreased in 2009 by $55,000, or 10.4% after decreasing by $51,000, or 8.8% in 2008.  Decreased income from the trust department in 2009 and 2008 was due primarily to the decrease in market values of assets under management, especially equities securities and a reduction in estate fee income.

Service charges and fees, consisting primarily of service charges on deposit accounts and ATM and debit card income, were the largest source of non-interest income in 2009 and 2008. Service charges and fees decreased by $104,000, or 4.2% in 2009 compared to an increase of $272,000, or 12.5% in 2008. A reduction in not sufficient fund (NSF) fees in 2009 accounts for the decline in service charges and fees during the past year.

Income on Bank Owned Life Insurance (BOLI) increased $41,000 to $748,000 in 2009 as compared to an increase of $149,000 to $707,000 in 2008. The income from BOLI represents the increase in the cash surrender value of BOLI and is intended to partially cover the costs of the Bank’s employee benefit plan, including group life, disability, and health insurance.

The gain on sale of mortgages provided $300,000 in 2009 as compared to $136,000 in 2008. The increase in gains on sale of mortgages was a function of the increased originations largely due to customers taking advantage of lower mortgage rates and refinancing. Subsequently mortgages were sold into the secondary market during the past year. The Corporation continues to service the mortgages which are sold, this servicing income provides an additional source of non-interest income on an ongoing basis.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit products, and miscellaneous fees amounted to $563,000 for 2009, an increase of $197,000 or 53.8% over the $366,000 other income reported in 2008. The increased sale of non-deposit products, especially annuities and the proceeds from a bank owned life insurance policy on a deceased employee account for the majority of the increase in 2009.

Table 4  —  Non-Interest Income

(Amounts in thousands)		2009/2008			2008/2007
		Increase/(Decrease)			Increase/(Decrease)
	2009	Amount	%	2008	Amount	%	2007
Trust Department	$475	$(55)	(10.4)	$530	$(51)	(8.8)	$581
Service Charges and Fees	2,351	(104)	(4.2)	2,455	272	12.5	2,183
Income on Bank Owned Life Insurance	748	41	5.8	707	149	26.7	558
Gain on Sale of Mortgages	300	164	120.6	136	47	52.8	89
Other	563	197	53.8	366	61	20.0	305
Subtotal	$4,437	$243	5.8	$4,194	$478	12.9	$3,716
Investment Securities Gains (Losses)	(138)	10	6.8	(148)	(631)	(130.6)	483
Total	$4,299	$253	6.3	$4,046	$(153)	(3.6)	$4,199

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and benefits, occupancy, furniture and equipment, and other miscellaneous expenses. Table 5 provides the yearly non-interest expense by category, along with the amount, dollar changes, and percentage of change.

Total non-interest expense amounted to $16,444,000, an increase of $2,521,000, or 18.1% in 2009 compared to an increase of $3,278,000, or 30.8% in 2008. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to 49.0% of total non-interest expense in 2009 and 52.8% in 2008. Salaries and employee benefits increased $706,000, or 9.6% in 2009 and $1,774,000, or 31.8% in 2008. The increases in 2009 largely reflects additional hires and normal salary adjustments along with increased benefit costs, especially health insurance. In 2008, salary and employee benefits increased dramatically since it was the first full year of the Pocono Community Bank acquisition with the commensurate additional personnel expenses. The number of full time equivalent employees was 172 as of December 31, 2009, and 163 as of December 31, 2008.

Net occupancy expense increased $106,000, or 10.0% in 2009 as compared to an increase of $306,000, or 40.4% in 2008. Furniture and equipment expense increased $210,000, or 22.4% in 2009 compared to a increase of $172,000, or 22.5% in 2008. The increases in occupancy and furniture and equipment expense in 2009 relates to the opening of our Mountain Top office and the purchase of a new core processing system. In 2008, the increase in occupancy and furniture and equipment expenses relate to the Pocono acquisition and to a combination of increases in rent and lease payments and new equipment purchases. FDIC insurance expense increased $965,000, or 440.6% in 2009 as compared to an increase of $178,000, or 434.1% in 2008. The increase in FDIC insurance for 2009 was a result of both a special assessment levied by the FDIC on all banks and increases in the annual insurance premiums in both 2009 and 2008. Other non-interest expenses, including shares tax and professional services, decreased $316,000, or 7.3% in 2009 after increasing $848,000 in 2008. The decline in other non-interest expenses in 2009 relates to a reduction in advertising/ marketing fees and professional services fees.

The loss due to defalcation negatively impacted total other expense in the pretax amount of $850,000. Management believes the defalcation will be a covered loss with insurance, less the deductible. Management of the Corporation believes that investors’ understanding of the Corporation’s performance is enhanced by disclosing non-GAAP financial measures without the effect of the loss as a reasonable basis for comparison of the Corporation’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

NON-GAAP RECONCILIATION SCHEDULE
FIRST KEYSTONE CORPORATION AND SUBSIDIARY
(Unaudited)
(In Thousands)

For the Year Ended
December 31, 2009

Net interest income after provision for loan losses	$21,361
Non-interest income	4,299
Non-interest expense	(16,444)
Income tax expense	(1,279)
Net Income	7,937

Adjustments
Other expense
Loss due to defalcation	850
Income tax expense	(289)
After tax adjustment to GAAP	561
Adjusted net income	$8,498

The overall level of non-interest expense remains low, relative to our peers (community banks from $500 million to $1 billion in assets). In fact, our total non-interest expense was less than 2% of average assets in both 2008 and 2007. Our non-interest expense as a percentage of average assets places us among the leaders in our peer financial institution categories in controlling non-interest expense.

The large increase in FDIC insurance expense and the loss from the defalcation resulted in non-interest expense being 2.19% of average assets in 2009.

Table 5  —  Non-Interest Expense

(Amounts in thousands)		2009/2008			2008/2007
		Increase/(Decrease)			Increase/(Decrease)
	2009	Amount	%	2008	Amount	%	2007
Salaries and Employee Benefits	$8,056	$706	9.6	$7,350	$1,774	31.8	$5,576
Occupancy, Net	1,170	106	10.0	1,064	306	40.4	758
Furniture and Equipment	1,146	210	22.4	936	172	22.5	764
FDIC Insurance	1,184	965	440.6	219	178	434.1	41
Loss due to defalcation	850	850	N/A	0	0	0	0
Other, shares tax and professional services	4,038	(316)	(7.3)	4,354	848	24.2	3,506
Total	$16,444	$2,521	18.1	$13,923	$3,278	30.8	$10,645

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2009, was $1,279,000 as compared to $1,394,000 and $1,391,000  for the years ended December 31, 2008, and December 31, 2007, respectively. In 2009, our income tax expense decreased even though income before taxes increased $271,000 to $9,216,000 from $8,945,000 in 2008. An increase in tax exempt income reduced our income tax liability in 2009. The corporation looks to maximize its tax-exempt interest derived from both tax-free loans and tax-free municipal investments without triggering alternative minimum tax. The effective income tax rate was 14.2% in 2009, 16.2% in 2008, and 18.0% in 2007. The limited availability of tax-free municipal investments at attractive interest rates may result in a higher effective tax rate in future years.

FINANCIAL CONDITION

GENERAL

Total assets increased to $758,330,000 at year-end 2009, an increase of 6.1% from year-end 2008. As of December 31, 2009, total deposits amounted to $580,569,000, an increase of 15.0% over 2008. Assets as of December 31, 2008 were $714,898,000, an increase of 4.9% over 2007, while total deposits as of year-end 2008 amounted to $504,633,000, an increase of 2.4% from 2007.

In 2009, because of the economy and the lack of loan demand, deposit growth was used to fund the purchase of investment securities and to reduce short-term borrowings.

In both 2008 and 2007, deposit growth was used principally to fund loan growth. The Corporation continues to maintain and manage its asset growth. Our strong equity capital position provides us an opportunity to further leverage our asset growth. Borrowings decreased in 2009 by $36,956,000 after increasing by $23,870,000 in 2008. Increased borrowings in 2008 and 2007 helped fund loan growth and other asset growth on the balance sheet. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals continues to be our most significant source of funds. In 2009 and 2008, several successful sales campaigns attracted new customers and  generated growth in retail certificates of deposit (time deposits of individuals) as well as checking, savings and money market accounts.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 90.7% for 2009, compared to 90.0% for 2008 and 93.0% for 2007. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained  at minimal levels. The primary earning assets are loans and investment securities.

LOANS

Total loans, net of unearned income, decreased to $406,697,000 as of December 31, 2009, as compared to a balance of $408,367,000 as of December 31, 2008. Table 6 provides data relating to the composition of the Corporation's loan portfolio on the dates indicated. Total loans, net of unearned income, decreased $1,670,000, or 0.4% in 2009 compared to an increase of $31,764,000, or 8.4% in 2008. The economy and the resultant decline in loan demand account for the reduction in loans in 2009. Residential real estate loans increased only slightly in 2009 since the bulk of residential real estate loans originated were secondary market conforming and were sold. The Corporation did not change its underwriting standards in 2009, rather opportunities to originate commercial and consumer loans declined because of the economy and the increased unemployment.

The loan portfolio is well diversified. Increases in the portfolio in 2008 were primarily in commercial real estate loans and tax exempt loans. In 2007, the increase in loans was primarily from the Pocono Community Bank acquisition. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Table 6  —  Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	December 31,
	2009	2008	2007	2006	2005
Commercial, financial and agricultural:
Commercial secured by real estate	$207,296	$206,095	$190,803	$123,673	$92,930
Commercial - other	38,932	33,104	29,129	22,169	29,284
Tax exempt	12,525	18,920	10,899	3,264	3,840
Real estate (primarily residential mortgage loans)	138,092	136,288	130,865	86,208	92,840
Consumer loans	10,802	15,291	16,712	18,728	18,467
Total Gross Loans	$407,647	$409,698	$378,408	$254,042	$237,361
Less: Unearned income and
unamortized loan fees net of costs	950	1,331	1,805	2,285	2,768
Total Loans, net of unearned income	$406,697	$408,367	$376,603	$251,757	$234,593

INVESTMENT SECURITIES

The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The investment portfolio has been allocated between securities available for sale, including restricted equity securities, and securities held to maturity. No investment securities were established in a trading account. Available for sale securities increased $37,649,000 or 15.7% to $277,824,000 in 2009 due to the substantial increase in deposits during the year and the lack of loan demand. Available for sale securities decreased $1,346,000, or 0.6% to $240,175,000 in 2008. At December 31, 2009 the net unrealized loss, net of the tax effect, on these securities was $2,583,000 and is included in stockholders’ equity as accumulated other comprehensive loss. At December 31, 2008, accumulated other comprehensive income, net of tax effect, amounted to a loss of $4,671,000. In 2009, held to maturity securities increased $1,984,000, or 66.4% to $4,974,000 after decreasing $1,548,000, or 34.1% in 2008. Table 7 provides data on the carrying value of our investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available for sale. This provides the Corporation with increased flexibility should  there be a need or desire to liquidate an investment security.

The investment portfolio includes U.S. Government Corporations and Agencies, corporate obligations, mortgage backed securities, state and municipal securities, both tax-exempt and taxable. In addition, the investment portfolio includes restricted equity securities consisting primarily of common stock investments in the Federal Reserve Bank and the Federal Home Loan Bank. Marketable equity securities consists of common stock investments in other commercial banks and bank holding companies. A quarterly impairment analysis is conducted as outlined under non-interest income on page 20 of this report.

Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on our statements of income. The investment portfolio does not contain any structured notes, step-up bonds, off-balance sheet derivatives, or trust preferred investments.

During 2009, interest bearing deposits in other banks increased to $7,227,000 from $6,000 in 2008. Interest bearing deposits in other banks increased in 2009 since deposit growth was substantial and the Corporation elected to take a defensive posture and increase its liquidity in the event customers elected to withdraw some deposits and also be prepared for possible increases in interest rates.

Table 7  —  Carrying Value of Investment Securities

(Amounts in thousands)
	December 31,
	2009		2008		2007
	Available	Held to	Available	Held to	Available	Held to
	for Sale	Maturity	for Sale	Maturity	for Sale	Maturity
U. S. Government Corporations
and Agencies	$59,422	$3,159	$78,344	$176	$149,607	$2,191
State and Municipal	162,600	1,815	133,461	2,814	74,359	2,347
Corporate	45,904	—	19,781	—	8,530	—
Marketable Equity Securities	1,759	—	1,911	—	2,916	—
Restricted Equity Securities	8,139	—	6,678	—	6,109	—
Total Investment Securities	$277,824	$4,974	$240,175	$2,990	$241,521	$4,538

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2009, the allowance for loan losses was $5,322,000 as compared to $5,195,000 and $5,046,000 as of December 31, 2008 and 2007, respectively. The allowance for loan losses as of December 31, 2007 included $1,282,000 acquired through the Pocono Community Bank acquisition. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management feels, based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. Table 8 contains an analysis of our Allowance for Loan Losses indicating charge-offs and recoveries by the year and annual additional provisions charged to operations. In 2009, net charge-offs as a percentage of average loans were .16%, in 2008 net charge-offs as a percentage of average loans were .14% compared to .02% in  2007. Net charge-offs amounted to $673,000 in 2009, $551,000 in 2008 and $57,000 in 2007. The increase in net charge-offs in 2009 relate primarily to increased losses on commercial loans, real estate loans and consumer loans. In 2008, the increase in net charge-offs was directly related to real estate loans.

Table 8  —  Analysis of Allowance for Loan Losses

(Amounts in thousands)	Years Ended December 31,
	2009	2008	2007	2006	2005
Balance at beginning of period	$5,195	$5,046	$3,671	$3,676	$3,828
Charge-offs:
Commercial, financial, and agricultural	211	44	12	493	338
Real estate	354	633	138	183	497
Consumer	169	62	86	110	98
	734	739	236	786	933
Recoveries:
Commercial, financial, and agricultural	13	154	135	228	—
Real estate	25	6	11	4	1
Consumer	23	28	33	49	30
	61	188	179	281	31

Net charge-offs	673	551	57	505	902
Additions charged to operations	800	700	150	500	750
Allowance purchased	—	—	1,282	—	—
Balance at end of period	$5,322	$5,195	$5,046	$3,671	$3,676

Ratio of net charge-offs during the period to
average loans outstanding during the period	.16%	.14%	.02%	.21%	.39%
Allowance for loan losses to average loans
outstanding during the period	1.30%	1.33%	1.82%	1.50%	1.58%

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

With our manageable level of net charge-offs and the additions to the reserve from our provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.30% in 2009, 1.33% to 2008, and 1.82% in 2007.

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

Table 9  —  Allocation of Allowance for Loan Losses

(Amounts in thousands)	December 31,
	2009	%*	2008	%*	2007	%*	2006	%*	2005	%*
Commercial, financial, and
agricultural	$740	14.5	$721	12.7	$1,116	22.8	$674	19.7	$906	25.2
Real estate - mortgage	4,177	81.6	3,641	84.1	3,680	75.1	2,613	76.1	2,521	70.2
Consumer and other loans	199	3.9	207	3.2	103	2.1	145	4.2	164	4.6
Unallocated	206	N/A	626	N/A	147	N/A	239	N/A	85	N/A
	$5,322	100.0	$5,195	100.0	$5,046	100.0	$3,671	100.0	$3,676	100.0

*Percentage of loans in each category to total loans in the Allowance for Loan Loss Analysis.

NON-PERFORMING ASSETS

Table 10 details the Corporation's non-performing assets as of the dates indicated.  Non-accrual loans are generally delinquent and past-due approximately 90 days or more, depending upon the type of credit and the collateral. When a loan is placed on non-accrual status, any unpaid interest is charged against income. Restructured loans are loans where the borrower has been granted a concession in the interest rate or payment amount because of financial problems. Foreclosed assets held for sale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

The total of non-performing assets increased to $3,418,000 in 2009 after decreasing to $1,761,000 as of December 31, 2008 from $3,458,000 as of December 31, 2007. The economy, in particular increased unemployment, had a direct effect of increasing our non-performing assets. The Corporation is closely monitoring its commercial real estate portfolio because of the current economic environment. In particular, vacancy rates are rising as rents and property values in some markets have fallen. Losses on commercial real estate, which increased in 2009, are projected to continue higher than normal into 2010. Non-accrual and restructured loans increased to $2,948,000 in 2009 from $1,718,000 in 2008. Foreclosed assets increased to $330,000 in 2009 from $28,000 in 2008. Loans past-due 90 days or more and still accruing increased to $140,000 in 2009 from $15,000 in 2008. Non-performing assets to period end loans foreclosed assets was 0.84% in 2009, 0.43% in 2008, and 0.92% in 2007. Total non-performing assets to total assets also increased to 0.45% in 2009 from 0.25% and 0.51% in 2008 and 2007, respectively. Our allowance for loan losses to total non-performing assets decreased to 155.7% in 2009 from 295.0% in 2008. While asset quality is a priority, the corporation retains a full-time loan review officer to closely track and monitor overall loan quality.

Improving loan quality is a priority, and we actively work with borrowers to resolve credit problems. In fact, we increased our efforts to assist borrowers in 2009 and will continue our increased work out efforts in 2010. As of year end 2009, the Corporation did not have any troubled debt restructures in its portfolio. Excluding the assets disclosed in Table 10, management is not aware of any information about borrowers' possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

Interest income received on non-performing loans in 2009 and 2008 was $61,000 and $94,000, respectively. Interest income, which would have been recorded on these loans under the original terms in 2009 and 2008 was $242,000 and $145,000, respectively. At December 31, 2009, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2009, 2008 and 2007, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 10  —  Non-Performing Assets

(Amounts in thousands)	December 31,
	2009	2008	2007	2006	2005
Non-accrual and restructured loans	$2,948	$1,718	$3,208	$1,704	$2,069
Foreclosed assets	330	28	65	41	397
Loans past-due 90 days or more and still accruing	140	15	185	1,135	64
Total non-performing assets	$3,418	$1,761	$3,458	$2,880	$2,530

Non-performing assets to period-end loans and foreclosed assets	0.84%	0.43%	0.92%	1.14%	1.08%
Total non-performing assets to total assets	0.45%	0.25%	0.51%	0.55%	0.49%
Total allowance for loan losses to total non-performing assets	155.7%	295.0%	145.9%	127.5%	145.3%

Real estate mortgages comprise 84.9% of the loan portfolio as of December 31, 2009, as compared to 83.8% in 2008. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our marketing area and are subject to risks associated with the local economy. The commercial real estate loans typically reprise approximately each three to five years and are also concentrated in our marketing area.

DEPOSITS AND OTHER BORROWED FUNDS

Consumer and commercial retail deposits are attracted primarily by First Keystone’s subsidiary bank's fifteen full service office locations. The Bank offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Bank regularly reviews competing financial institutions interest rates along with prevailing market rates, especially when establishing interest rates on certificates of deposit.

Deposits increased by $75,936,000, or a 15.0% for the year ending December 31, 2009. This increase compares to a deposit increase of $11,592,000, or 2.4% in 2008. Much of the deposit increase in 2009 relates to the economy and the concerns on Wall Street. We believe customers sought the safety and stability of community banks, together with the increased FDIC insurance limits, which accounts for the rise in deposits during 2009.

During 2009, the Corporation experienced a deposit increase in both non-interest and interest bearing deposits. Non-interest bearing deposits amounted to $61,779,000 as of December 31, 2009, an increase of $3,601,000 or 6.2% from 2008. Interest bearing deposits amounted to $518,790,000 as of December 31, 2009, an increase of $72,335,000, or 16.2% over 2008.

The deposit growth in 2009 was not a function of First Keystone paying up with higher interest rates to spur deposit growth. In fact, our cost of interest bearing deposits declined in 2009 and our net-interest margin actually increased to 3.55% in 2009 from 3.39% in 2008.

During 2009, because of our deposit growth and weak loan demand, the Corporation reduced its reliance on borrowings. Short-term borrowings amounted to $17,462,000 as of year-end 2009, a decrease of $37,870,000 from 2008. Long-term borrowings remained stable at $82,976,000 in 2009 as compared to $82,062,000 as of December 31, 2008. Total borrowings were $100,438,000 as of December 31, 2009, compared to $137,394,000 on December 31, 2008. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, and short-term borrowings from the Federal Home Loan Bank (FHLB).

Long-term borrowings are typically FHLB term borrowings with a maturity of one year or more. Short-term borrowings from the Federal Home Loan Bank are commonly used to offset seasonal fluctuations in deposits. In connection with FHLB borrowings, US Treasury demand notes and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on investment securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income may increase or decrease total equity capital. The total net increase in capital was $5,020,000 in 2009 after a decrease of $1,777,000 in 2008. Much of the increase in equity capital in 2009 relates to an increase in retained earnings and a reduction in accumulated other comprehensive losses. The accumulated other comprehensive income amounted to $(2,583,000) in 2009 and $(4,671,000) in 2008. One factor which also decreased total equity capital in 2009 and 2008 relates to stock repurchase. The Corporation had 247,641 shares of common stock as of December 31, 2009 and 2008, at a cost of $6,240,000 as treasury stock.

Return on equity (ROE) is computed by dividing net income by average stockholders’ equity.  This ratio was 10.88% for 2009, 10.72% for 2008, and 10.48% for 2007. Refer to Performance Ratios on page 15 — Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 11 reflects risk-based capital ratios and the leverage ratio for our Corporation and Bank. The Corporation's leverage ratio was 7.44% at December 31, 2009, and 7.59% at December 31, 2008.

The Corporation has consistently maintained regulatory capital ratios at or above the “well capitalized” standards. For additional information on capital ratios, see Note 17 on page 64 of this report. As Table 11 indicates, the risk-based capital ratios for both the Corporation and the Bank, although down slightly, remained strong. The risk-based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk-based capital ratio is credit risk exposure associated with off-balance sheet contracts and commitments.
Table 11  —  Capital Ratios

	December 31, 2009		December 31, 2008
	Corporation	Bank	Corporation	Bank
Risk-Based Capital:
Tier I risk-based capital ratio	10.86%	11.85%	10.95%	11.97%
Total risk-based capital ratio (Tier 1 and Tier 2)	11.90%	12.88%	12.02%	13.03%
Leverage Ratio:
Tier I capital to average assets	7.44%	8.21%	7.59%	8.45%

LIQUIDITY MANAGEMENT

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Liquidity is needed to provide the funding requirements of depositors withdrawals, loan growth, and other operational needs. Asset liquidity is provided by investment securities maturing in one year or less, other short-term investments, federal funds sold, and cash and due from banks. At year-end 2009, cash and due from banks and interest-bearing deposits in other banks totaled $11,426,000 as compared to $9,951,000 at year-end 2008. Additionally, maturing loans and repayment of loans are another source of asset liquidity. Uncertain about the duration of some of our 2009 deposit growth, First Keystone chose to maintain more liquidity than normal in the event customers elected to withdraw some deposits.

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

Increases in the level of interest rates also may adversely affect the fair value of the Corporation’s securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Corporation’s interest-earning assets, which could adversely affect the Corporation’s results of operations if sold, or, in the case of interest earning assets classified as available for sale, the Corporation’s stockholders’ equity, if retained. Under the FASB ASC 320-10 Investment Debt and Equity Securities, changes in the unrealized gains and losses, net of taxes, on securities classified as available for sale will be reflected in the Corporation’s stockholders’ equity. The Corporation does not own any trading assets.

Asset/Liability Management

The principal objective of asset liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 12 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2009. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 12 include:  a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2009 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Table 12  —  Interest Rate Sensitivity Analysis

(Amounts in thousands)
	December 31, 2009
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total

Assets	$153,914	$298,281	$266,430	$39,705	$758,330

Liabilities/Stockholders Equity	251,170	282,390	149,362	75,408	758,330

Interest Rate Sensitivity Gap	(97,256)	15,891	117,068	(35,703)

Cumulative Gap	(97,256)	(81,365)	35,703

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

Table 13 presents an analysis of the changes in net-interest income and net present value of the balance sheet resulting from an increase or decrease of two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net-interest income would decrease by approximately 2.1% if rates fell by two percentage points over one year. The model projects a decrease of approximately 5.9% in net-interest income if rates rise by two percentage points over one year. Both of these forecasts are within the one year policy guidelines.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At year-end 2009, a 200 basis point immediate decrease in rates is estimated to increase net present value by 12%. Additionally, net present value is projected to decrease by 23.0% if rates increase immediately by 200 basis points. The 12.0% scenario is below our policy limits of 40%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Table 13  —  Effect of Change in Interest Rates
	Projected Change
Effect on Net Interest Income
1-year Net Income simulation Projection
–200 bp Shock vs Stable Rate	(2.1)%
+200 bp Shock vs Stable Rate	(5.9	) %

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
–200 bp Shock vs Stable Rate	12.0%
+200 bp Shock vs Stable Rate	(23.0)%

MARKET PRICE/DIVIDEND HISTORY

As of December 31, 2009, the corporation had 5,440,126 shares of $2.00 par value common stock outstanding held by shareholders of record. First Keystone Corporation’s common stock is quoted on the Over The Counter (OTC) Bulletin Board under the symbol “FKYS.OB”.

Table 14 reports the highest and lowest per share prices known to the Corporation and the dividends paid during the periods indicated. These prices do not necessarily reflect any dealer or retail markup, markdown or commission.

Table 14  —  Market Price/Dividend History

	2009		2008		2007
	Common Stock	Dividends	Common Stock	Dividends	Common Stock	Dividends
	High/Low	Paid	High/Low	Paid	High/Low	Paid
First Quarter	$17.50/$14.01	$.23	$18.00/$15.25	$.22	$19.00/$17.50	$.22
Second Quarter	$16.55/$15.25	.23	$18.00/$14.25	.22	$21.75/$17.90	.22
Third Quarter	$16.55/$15.00	.23	$18.00/$15.50	.22	$19.25/$17.00	.22
Fourth Quarter	$17.95/$14.55	.23	$16.00/$13.50	.23	$18.25/$15.80	.22

Table 15  —  Quarterly Results of Operations (Unaudited)

(Amounts in thousands, except per share)

	Three Months Ended
2009	March 31	June 30	September 30	December 31

Interest income	$9,363	$9,406	$9,253	$9,524
Interest expense	4,035	3,950	3,898	3,682
Net interest income	$5,328	$5,456	$5,355	$5,842
Provision for loan losses	275	175	150	200
Other non-interest income	1,036	1,310	1,073	1,175
Non-interest expense	3,516	4,160	3,708	5,175
Income before income taxes	$2,573	$2,431	$2,570	$1,642
Income taxes	471	268	484	56
Net income	$2,102	$2,163	$2,086	$1,586

Per share	$.39	$.39	$.39	$.29

2008	March 31	June 30	September 30	December 31

Interest income	$9,351	$9,267	$9,491	$9,529
Interest expense	4,853	4,546	4,399	4,318
Net interest income	$4,498	$4,721	$5,092	$5,211
Provision for loan losses	50	75	75	500
Other non-interest income	1,105	998	1,130	813
Non-interest expense	3,450	3,348	3,446	3,679
Income before income taxes	$2,103	$2,296	$2,701	$1,845
Income taxes	381	410	474	129
Net income	$1,722	$1,886	$2,227	$1,716

Per share	$.32	$.34	$.41	$.32

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Corporation and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of First Keystone Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010, expressed an unqualified opinion thereon.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania
March 12, 2010

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
	2009	2008
ASSETS

Cash and due from banks	$4,199	$9,945
Interest-bearing deposits in other banks	7,227	6
Investment securities available-for-sale	269,685	233,497
Investment securities held-to-maturity (estimated fair value 2009 - $4,936; 2008 - $2,906)	4,974	2,990
Restricted securities at cost	8,139	6,678
Loans, net of unearned income	406,697	408,367
Allowance for loan losses	(5,322)	(5,195)
Net loans	$401,375	$403,172
Premises and equipment, net	11,465	9,169
Accrued interest receivable	4,213	4,228
Cash surrender value of bank owned life insurance	17,622	17,157
Goodwill	19,133	19,133
Prepaid FDIC insurance	2,780	0
Other assets	7,518	8,923
TOTAL ASSETS	$758,330	$714,898

LIABILITIES

Deposits:
Non-interest bearing	$61,779	$58,178
Interest bearing	518,790	446,455
Total Deposits	580,569	504,633
Short-term borrowings	17,462	55,332
Long-term borrowings	82,976	82,062
Accrued interest and other expenses	3,101	3,488
Other liabilities	55	236
TOTAL LIABILITIES	$684,163	$645,751

STOCKHOLDERS' EQUITY

Preferred stock, par value $10.00 per share; authorized and unissued 500,000 shares	$—	$—
Common stock, par value $2.00 per share; authorized 10,000,00shares; issued 5,687,767 in 2009 and 2008	11,375	11,375
Surplus	30,269	30,269
Retained earnings	41,346	38,414
Accumulated other comprehensive (loss)	(2,583)	(4,671)
Treasury stock, at cost, 247,641 shares in 2009 and 2008	(6,240)	(6,240)

TOTAL STOCKHOLDERS' EQUITY	$74,167	$69,147

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$758,330	$714,898

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Year Ended December 31,
	2009	2008	2007
INTEREST INCOME
Interest and fees on loans	$24,819	$25,408	$19,049
Interest and dividends on investment securities:
Taxable	9,218	8,367	9,484
Tax-exempt	3,550	3,514	2,860
Dividends	130	256	409
Deposits in banks	9	79	66
Federal funds sold	—	14	31
Total interest income	$37,726	$37,638	$31,899

INTEREST EXPENSE
Deposits	$11,364	$13,908	$13,557
Short-term borrowings	371	669	1,327
Long-term borrowings	3,830	3,539	2,901
Total interest expense	$15,565	$18,116	$17,785
Net interest income	$22,161	$19,522	$14,114
Provision for loan losses	800	700	150
Net interest income after provision for loan losses	$21,361	$18,822	$13,964

NON-INTEREST INCOME
Trust department	$475	$530	$581
Service charges and fees	1,662	1,828	1,613
Bank owned life insurance income	748	707	558
ATM fees and debit card income	689	627	570
Gain on sale of loans	300	136	89
Investment securities gains (losses) - net	(138)	(148)	483
Other	563	366	305
Total non-interest income	$4,299	$4,046	$4,199

NON-INTEREST EXPENSE
Salaries and employee benefits	$8,056	$7,350	$5,576
Occupancy, net	1,170	1,064	758
Furniture and equipment	1,146	936	764
Professional services	608	534	443
State shares tax	697	683	572
FDIC insurance	1,184	219	41
Loss due to defalcation	850	—	—
Other	2,733	3,137	2,491
Total non-interest expense	$16,444	$13,923	$10,645

Income before income taxes	$9,216	$8,945	$7,518
Income tax expense	1,279	1,394	1,391
NET INCOME	$7,937	$7,551	$6,127

PER SHARE DATA
Net income per share:
Basic	$1.46	$1.39	$1.31
Diluted	$1.46	$1.39	$1.31
Cash dividends per share	$.92	$.89	$.88

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
					Accumulated
					Other
	Common		Comprehensive	Retained	Comprehensive	Treasury
	Stock	Surplus	Income	Earnings	Income (Loss)	Stock	Total

Balance At December 31, 2006	$9,511	$16,119		$33,793	$(126)	$(5,910)	$53,387
Comprehensive Income:
Net Income			$6,127	6,127			6,127
Change in net unrealized (loss) on investment securities available-for- sale, net of reclassification adjustment and tax effects			(40)		(40)		(40)
Total comprehensive income			$6,087
Purchase of 18,791 shares of treasury stock						(332)	(332)
Issuance of 932,203 shares pursuant to acquisition	1,864	14,132					15,996
Cumulative effect of change in accounting for deferred compensation endorsement split-dollar life insurance arrangements				(36)			(36)
Recognition of stock option expense			1				1
Cash dividends - $.88 per share				(4,179)			(4,179)
Balance at December 31, 2007	$11,375	$30,252		$35,705	$(166)	$(6,242)	$70,924
Comprehensive Income:
Net Income			$7,551	7,551			7,551
Change in net unrealized (loss) on investment securities available-for- sale, net of reclassification adjustment and tax effects			(4,505)		(4,505)		(4,505)
Total comprehensive income			$3,046
Issuance of 50 shares of treasury stock upon exercise of employee stock options		(1)				2	1
Recognition of stock option expense			18				18
Cash dividends - $.89 per share				(4,842)			(4,842)
Balance at December 31, 2008	$11,375	$30,269		$38,414	$(4,671)	$(6,240)	$69,147
Comprehensive Income:
Net Income			$7,937	7,937			7,937
Change in net unrealized (loss) on investment securities available-for- sale, net of reclassification adjustment and tax effects			2,088		2,088		2,088
Total comprehensive income			$10,025
Cash dividends - $.92 per share				(5,005)			(5,005)
Balance at December 31, 2009	$11,375	$30,269		$41,346	$(2,583)	$(6,240)	$74,167

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31,
OPERATING ACTIVITIES	2009	2008	2007
Net income	$7,937	$7,551	$6,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	800	700	150
Depreciation and amortization	762	710	663
Stock option expense	—	18	1
Premium amortization on investment securities	322	95	120
Discount accretion on investment securities	(1,228)	(677)	(549)
Impairment loss on investment securities	—	437	—
Core deposit discount amortization net of accretion	269	181	(35)
Deferred income tax benefit	(166)	(471)	(104)
Gain on sale of mortgage loans originated for resale	(300)	(136)	(89)
Proceeds from sale of mortgage loans originated for resale	20,130	8,992	7,467
Originations of mortgage loans originated for resale	(27,402)	(12,218)	(4,035)
(Gain) loss on sales of investment securities	138	(289)	(483)
Gain on sale of foreclosed real estate	(9)	(31)	—
(Increase) decrease in accrued interest receivable	15	(987)	41
Increase in cash surrender value of bank owned life insurance	(748)	(707)	(558)
(Increase) decrease in other assets - net	107	(104)	(143)
(Increase) in prepaid FDIC insurance	(2,780)	—	—
Increase (decrease) in accrued interest and other expenses	(387)	32	734
Increase (decrease) in other liabilities - net	(181)	85	5
Loss from sale of premises and equipment	—	—	3
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES	$(2,721)	$3,181	$9,315
INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	$82,407	$80,025	$79,828
Proceeds from maturities and redemption of investment securities available-for-sale	19,672	36,148	22,874
Purchases of investment securities available-for-sale	(134,338)	(120,676)	(93,968)
Proceeds from maturities and redemption of investment securities held-to-maturity	2,017	2,015	2,012
Proceeds from sales of investment securities held-to-maturity	—	—	375
Purchases of investment securities held-to-maturity	(4,000)	(467)	—
Proceeds from sales of restricted securities	—	3,601	3,427
Purchases of restricted securities	(1,461)	(4,171)	(2,820)
Proceeds from bank owned life insurance	530	—	—
Net (increase) decrease in loans	7,920	(29,184)	(22,277)
Purchases of premises and equipment	(3,023)	(1,476)	(692)
Purchase of investment in real estate venture	—	(18)	(485)
Purchase of bank net of cash acquired	—	—	(13,626)
Proceeds from sales of premises and equipment	—	—	2
Purchase of bank owned life insurance	—	—	(1,000)
Proceeds from sale of foreclosed real estate	441	384	41
Decrease in other liabilities related to acquisition	—	(152)	—
NET CASH (USED IN) INVESTING ACTIVITIES	$(29,835)	$(33,971)	$(26,309)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	$75,957	$11,701	$(616)
Net increase (decrease) in short-term borrowings	(37,870)	7,983	17,170
Proceeds from long-term borrowings	13,000	25,000	15,000
Repayment of long-term borrowings	(12,051)	(9,077)	(10,262)
Proceeds from sale of treasury stock	—	1	—
Acquisition of treasury stock	—	—	(332)
Cash dividends paid	(5,005)	(4,842)	(4,179)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$34,031	$30,766	$16,781
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,475	$(24)	$(213)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,951	9,975	10,188
CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,426	$9,951	$9,975

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

NOTE 1  —  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”), Atlantic Central Bankers Bank (“ACBB”) and Federal Reserve Bank and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB, the Federal Reserve Bank or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At December 31, 2009, the Corporation held $6,661,000 in stock of FHLB-Pittsburgh, $35,000 in stock of ACBB and $1,443,000 in stock of Federal Reserve Bank. At December 31, 2008, the Corporation held $5,868,000 in stock of the FHLB-Pittsburgh, $35,000 in stock of ACBB and $775,000 in stock of the Federal Reserve Bank.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at December 31, 2009 and 2008.

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

Past-Due Loans — Generally, a loan is considered to be past-due when scheduled loan payments are in arrears 15 days or more. Delinquent notices are generated automatically when a loan is 15 days past-due. Collection efforts continue on loans past-due beyond 60 days that have not been satisfied, when it is believed that some chance exists for improvement in the status of the loan. Past-due loans are continually evaluated with the determination for charge-off being made when no reasonable chance remains that the status of the loan can be improved.

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

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

Premises and Equipment

Premises, improvements, and equipment are stated at cost less accumulated depreciation computed principally utilizing the straight-line method over the estimated useful lives of the assets. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value may not be recovered.  Maintenance and minor repairs are charged to operations as incurred. The cost and accumulated depreciation of the premises and equipment retired or sold are eliminated from the property accounts at the time of retirement or sale, and the resulting gain or loss is reflected in current operations.

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

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense.  The total of foreclosed real estate properties included in other assets amounted to $330,000 and $28,000 at December 31, 2009 and 2008, respectively.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions.  Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

Investments in Real Estate Ventures

The Bank is a limited partner in  real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank.  Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense.  The amount of tax credits allocated to the Bank were $187,000 in 2009, $187,000 in 2008 and $151,000 in 2007, and the amortization of the investments in the limited partnerships were $154,000, $148,000 and $108,000 in 2009, 2008 and 2007, respectively.  The carrying value of the investments as of December 31, 2009, 2008 and 2007, were $690,000, $844,000 and $975,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 (See Note 2) and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004.  Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities were recorded related to the Pocono acquisition as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2009, and has determined there was no impairment as of that date. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Stock Based Compensation

The Corporation sponsors a stock option plan (see Note 21). Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

Per Share Data

FASB ASC 260-10 Earnings Per Share  ((SFAS) No. 128, “Earnings Per Share”), requires dual presentation of basic and fully diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation's dilutive securities are limited to stock options.  The most recent options issued were in December 2007.

Per share data has been adjusted retroactively for stock splits and stock dividends.  The reconciliation of the numerators and denominators of the basic and diluted earnings per share follows:

	Year Ended December 31, 2009
		Weighted Average
	Net Income	Number of Shares	Per Share
	Numerators	Denominators	Amount

Net income	$7,937
Basic earnings per share:
Income available to common stockholders	$7,937	5,440	$1.46
Effect of dilutive securities:
Stock options		2
Diluted earnings per share:
Income available to common stockholders	$7,937	5,442	$1.46

	Year Ended December 31, 2008
		Weighted Average
	Net Income	Number of Shares	Per Share
	Numerators	Denominators	Amount

Net income	$7,551
Basic earnings per share:
Income available to common stockholders	$7,551	5,440	$1.39
Effect of dilutive securities:
Stock options		2
Diluted earnings per share:
Income available to common stockholders	$7,551	5,442	$1.39

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

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

Recent Accounting Pronouncements

FASB ASC 820-10 — In February 2008, the FASB issued new guidance impacting FASB ASC 820-10, Fair Value Measurements and Disclosures (FASB Staff Position No. 157-2). The staff position delays the effective date of FASB ASC 820-10 (SFAS No. 157) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay expired January 1, 2009, and the expiration of the delay did not have a material impact on the Corporation’s consolidated financial positions or results of operations.

FASB ASC 805 — In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No 141® — Business Combinations). The new guidance establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard became effective for the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FASB ASC 810-10 — In December 2007, the FASB issued FASB ASC 810-10, Consolidation (Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51). FASB ASC 810-10 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. The new standard became effective for the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

FASB ASC 815-10 — In March 2008, the FASB issued FASB ASC 815-10, Derivatives and Hedging (Statement No. 161 —Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133). FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FASB ASC 855 — In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Statement No. 165 — Subsequent Events). FASB ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated. The Corporation adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FASB ASC 860 — In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing (Statement No. 166 — Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the impact of adopting the new standard on the consolidated financial statements.

FASB ASC 810-10 — In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 —Amendments to FASB Interpretation No. 46®). The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new guidance will become effective for the Corporation on January 1, 2010 and the Corporation is currently evaluating the impact of adopting the standard on the consolidated financial statements.

FASB ASC 105-10 — In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (Statement No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). The new guidance replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position or results of operations. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.

FASB ASC 715-20-50 — In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, Compensation Retirement Benefits — Defined Benefit Plans — General (FASB Staff Position No. 132®- 1, Employers’ Disclosures about Postretirement Benefit Plan Assets). This provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This standard becomes effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

FASB ASC 825-10-50 — In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments (FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends existing GAAP to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The guidance also amends existing GAAP to require those disclosures in summarized financial information at interim reporting periods. The Corporation adopted this standard for the interim reporting period ending March 31, 2009.

FASB ASC 320-10 — In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. FASB ASC 320-10 expands disclosures about other-than-temporary impairment and requires that the annual disclosures in existing generally accepted accounting principles be made for interim reporting periods. The Corporation adopted this guidance for the interim reporting period ending March 31, 2009.

FASB ASC 820 — In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Corporation adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Corporation’s consolidated financial position or results of operations.

SAB 111 — In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. On April 9, 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). SAB 111 maintains the previous views related to equity securities and amends Topic 5.M to exclude debt securities from its scope. SAB 111 was effective for the Corporation as of March 31, 2009. There was no material impact to the Corporation’s consolidated financial position or results of operations upon adoption.

SAB 112 — In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the Staff Accounting Bulletin series in order to make the interpretative guidance consistent with the recent pronouncements by the FASB, specifically FASB ASC 805 and FASB ASC 810-10 (SFAS No. 141® and SFAS No. 160). SAB 112 was effective for the Corporation as of June 30, 2009. There was no material impact to the Corporation’s consolidated financial position or results of operations upon adoption.

FASB ASC 323 — In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 323, Investments — Equity Method and Joint Ventures (Issue No. 08-6, Equity Method Investment Accounting Considerations). The new guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. An equity investor shall not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment. An equity investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, with any gain or loss recognized in earnings. The new guidance became effective for the Corporation on January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

FASB ASC 350 — In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 350, Intangibles — Goodwill and Other (Issue No. 08-7, Accounting for Defensive Intangible Assets). The new guidance clarifies how to account for defensive intangible assets subsequent to initial measurement. The guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use an asset but intends to hold the asset to prevent others from obtaining access to the asset. A defensive intangible asset should be accounted for as a separate unit of accounting with an expected life that reflects the consumption of the expected benefits related to the asset. The benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from using the asset. The new guidance was effective for intangible assets acquired on or after January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FASB ASC 260-10 — In June 2008, the FASB issued new guidance impacting FASB ASC 260-10, Earnings Per Share (FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities). This new guidance concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This new guidance was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This new guidance became effective for the Corporation on January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FASB ASC 820-10 — In August 2009, the FASB issued an update (ASC No. 2009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Corporation for the reporting period ending September 30, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FASB ASC 820-10 — In September 2009, the FASB issued an update (ASC No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent)) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of Topic 946, Financial Services-Investment Companies. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the ability to redeem an investment on the measurement date. This update becomes effective for the Corporation for interim and annual reporting periods ending after December 15, 2009. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 505-20 — In January 2010, the FASB issued an update (ASC No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash) impacting FASB ASC 505-20, Equity - Stock Dividends and Stock Splits. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share and is not a stock dividend. This update became effective for the Corporation for interim and annual periods ending after December 15, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FASB ASC 810-10 — In January 2010, the FASB issued an update (ASC No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification) impacting FASB ASC 810-10, Consolidation. The amendments in this update address implementation issues related to the changes of ownership provisions originally issued as FASB Statement 160. It also improves the disclosures related to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. This update became effective for the Corporation for interim and annual periods ending after December 15, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

FASB ASC 820-10 — In January 2010, the FASB issued an update (ASC No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in level 3 fair value measurements and clarify disclosures about the Level of disaggregation and disclosures about inputs and valuation techniques. This update becomes effective for the Corporation for interim and annual reporting periods beginning after December 15, 2009. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2009, 2008 and 2007, was approximately $267,000, $316,000 and $349,000, respectively.

Subsequent Events

Management has evaluated subsequent events for reporting and disclosure in these financial statements through March 12, 2010, the date the financial statements were issued. No material subsequent events have occurred since December 31, 2009 that require recognition or disclosure in the consolidated financial statements.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2009 consolidated financial statements. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2  —   ACQUISITIONS

Effective November 1, 2007, the Corporation completed its acquisition of Pocono Community Bank. Under the terms of the Agreement and Plan of Merger dated as of May 10, 2007, Pocono was acquired by First Keystone Corporation and merged with and into First Keystone National Bank, its wholly owned subsidiary. Headquartered and founded in Stroudsburg, Pennsylvania in 1996, Pocono had 4 banking offices located in Monroe County, Pennsylvania.  The acquisition expands the branch network that the Corporation has and its opportunity to provide Pocono customers with a broader mix of products and services. As part of the merger agreement, Pocono continues to operate under the Pocono name and logo, and has become a division of the Bank. The Corporation acquired 100% of the outstanding shares of Pocono for a total purchase price of $33.565 million. The transaction was accounted for in accordance with FASB ASC 805 Business Combinations (SFAS No. 141, “Business Combinations”). In connection therewith, 1,042,266 Pocono shares were exchanged for 932,203 shares of the Corporation’s common stock and 703,684 Pocono shares were exchanged for cash consideration totaling $11.329 million. Pocono options of 63,785 and warrants of 396,134 were exchanged for cash consideration of $5.034 million. The allocation of the Corporation’s common stock and cash was such that the Pocono shareholders did not recognize gain or loss for federal income tax purposes on those Pocono shares that were exchanged for the Corporation’s common stock in the merger. Pocono’s results of operations are included in the Corporation’s results from the date of acquisition, November 1, 2007 to December 31, 2007.

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

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

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2009, was $1,505,000, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset specific charges for services. At December 31, 2009, the amount of this balance was $5,185,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

NOTE 4  —   INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at December 31, 2009 and 2008:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$52,730	$1,074	$(575)	$53,229
Other	6,044	155	(6)	6,193
Obligations of state and political subdivisions	168,563	1,650	(7,613)	162,600
Corporate securities	44,262	1,651	(9)	45,904
Marketable equity securities	2,027	187	(455)	1,759
Restricted equity securities	8,139	—	—	8,139
Total	$281,765	$4,717	$(8,658)	$277,824

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$159	$2	$—	$161
Other	3,000	11	(34)	2,977
Obligations of state and political subdivisions	1,815	2	(19)	1,798
Total	$4,974	$15	$(53)	$4,936

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$64,966	$2,032	$—	$66,998
Other	11,011	335	—	11,346
Obligations of state and political subdivisions	142,805	308	(9,652)	133,461
Corporate securities	19,650	198	(67)	19,781
Marketable equity securities	2,605	253	(947)	1,911
Restricted equity securities	6,678	—	—	6,678
Total	$247,715	$3,126	$(10,666)	$240,175

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$176	$—	$(3)	$173
Other	—	—	—	—
Obligations of state and political subdivisions	2,814	4	(85)	2,733
Total	$2,990	$4	$(88)	$2,906

Securities Available-for-Sale with an aggregate fair value of $150,703,000 in 2009 and $140,811,000 in 2008; and securities Held-to-Maturity with an aggregate book value of $2,507,000 in 2009 and $2,523,000 in 2008, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $76,257,000 in 2009 and $57,231,000 in 2008 as required by law.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at December 31, 2009. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)

	December 31, 2009
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$100	$—	$—	$—	$6,123
Estimated fair value	103	—	—	—	6,217
Weighted average yield	4.70%	—	—	—	4.46%
1 - 5 Years:
Amortized cost	2,000	454	—	—	35,829
Estimated fair value	2,003	468	—	—	37,363
Weighted average yield	2.20%	4.02%	—	—	4.49%
5 - 10 Years:
Amortized cost	4,477	1,684	—	—	2,310
Estimated fair value	4,638	1,727	—	—	2,323
Weighted average yield	4.57%	4.26%	—	—	1.79%
After 10
Amortized cost	52,197	166,425	2,027	8,139	—
Estimated fair value	52,678	160,406	1,759	8,139	—
Weighted average yield	4.68%	5.20%	2.65%	.94%	—
Total:
Amortized cost	$58,774	$168,563	$2,027	$8,139	$44,262
Estimated fair value	59,422	162,601	1,759	8,139	45,903
Weighted average yield	4.59%	5.19%	2.65%	.94%	4.34%
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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

(Amounts in thousands)

	December 31, 2009
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Held-To-Maturity:
Within 1 Year:
Amortized cost	$—	$—	$—	$—	$—
Estimated fair value	—	—	—	—	—
Weighted average yield	—	—	—	—	—
1 - 5 Years:
Amortized cost	2,000	1,348	—	—	—
Estimated fair value	1,966	1,339	—	—	—
Weighted average yield	2.04%	3.97%	—	—	—
5 - 10 Years:
Amortized cost	1,159	—	—	—	—
Estimated fair value	1,172	—	—	—	—
Weighted average yield	3.80%	—	—	—	—
After 10 Years:
Amortized cost	—	467	—	—	—
Estimated fair value	—	459	—	—	—
Weighted average yield	—	4.85%	—	—	—
Total:
Amortized cost	$3,159	$1,815	$—	$—	$—
Estimated fair value	3,138	1,798	—	—	—
Weighted average yield	2.69%	4.20%	—	—	—
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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at December 31, 2009. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s or Standard and Poors. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from sale of investments in Available-for-Sale debt and equity securities during 2009, 2008 and 2007 were $82,407,000, $83,626,000 and $83,255,000, respectively. Gross gains realized on these sales were $1,721,000, $737,000 and $1,117,000, respectively. Gross losses on these sales were $1,859,000, $885,000 and $631,000, respectively. Included in gross losses in 2008 is an impairment loss on certain equity securities in the amount of $437,000. There were no impairment losses in 2009.

Proceeds from sale of investments in Held-To-Maturity debt and equity securities during 2009, 2008, and 2007 were $0, $0 and $375,000, respectively.  Gross losses on these sales were $0, $0 and $3,000, respectively and there were no gains realized during these periods.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). In determining OTTI under the FASB 320 (SFAS No. 115) model, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost , (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgement and is based on the information available to management at a point in time.

When other-than-temporary impairment occurs, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary impairment related to the other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment.

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. During 2008, impairment was recognized on several securities which management believed that a sufficient amount of credit damage had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term. For the year ended December 31, 2008, the Corporation recorded an other-than-temporary loss totaling $437,000 related to the investment in equity securities. Securities with an unrealized loss that were determined to be other-than-temporary were written down to fair value, with the write-down recorded as a realized loss included in security (losses) gains. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporary impaired at December 31, 2008. Based on the factors described above, management did not consider any equity securities to be other-than-temporary impaired at December 31, 2009.

In accordance with disclosures required by FASB ASC 320-10-50 Investments-Debt and Equity Securities Disclosures (EITF No. 03-1), the summary below shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or more than 12 months as of December 31, 2009 and 2008:

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the
U.S. Government	$2,961	$39	$—	$—	$2,961	$39
Federal Agency
Backed Securities	31,545	575	—	—	31,545	575
Municipal Bonds	48,858	1,483	37,530	6,150	86,388	7,633
Corporate Securities	1,062	9	—	—	1,062	9
Equities	148	19	1,111	436	1,259	455
	$84,574	$2,125	$38,641	$6,586	$123,215	$8,711

December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the
U.S. Government	$—	$—	$—	$—	$—	$—
Federal Agency
Backed Securities	—	—	173	2	173	2
Municipal Bonds	104,558	7,963	6,512	1,774	111,070	9,737
Corporate Securities	7,039	68	—	—	7,039	68
Equities	428	119	728	828	1,156	947
	$112,025	$8,150	$7,413	$2,604	$119,438	$10,754

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Corporation) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of stocks in other bank holding companies.  The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower that the Corporation’s carrying value at any measurement date. Management does not believe any of their 157 securities in an unrealized position as of December 31, 2009 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

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

At December 31, 2009 investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	Level 1	Level 2	Level 3	Total
Available for Sale Securities
Obligations of US Government Agencies
Mortgaged-backed	$—	$53,229	$—	$53,229
Other	—	6,193	—	6,193
Obligations of state and political subdivisions	—	162,600	—	162,600
Corporate securities	—	45,904	—	45,904
Equity securities	1,759	—	—	1,759
Restricted equity securities	—	8,139	—	8,139
	$1,759	$276,065	$—	$277,824

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

NOTE 5  —   LOANS

Major classifications of loans at December 31, 2009 and 2008 consisted of:

(Amounts in thousands)
	2009	2008
Commercial, Financial, and Agricultural	$38,932	$33,104
Tax-exempt	12,525	18,920
Real estate mortgages - Held-for-sale	10,429	3,613
Real estate mortgages - Consumer	127,663	132,675
Real estate mortgages - Commercial	207,296	206,095
Consumer	10,802	15,291
Gross loans	$407,647	$409,698
Add (deduct): Unearned discount	(1,273)	(1,711)
Net deferred loan fees and costs	323	380
Loans, net of unearned income	$406,697	$408,367

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

Changes in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007, were as follows:

(Amounts in thousands)
	2009	2008	2007
Balance, January 1	$5,195	$5,046	$3,671
Provision charged to operations	800	700	150
Loans charged off	(734)	(739)	(236)
Recoveries	61	188	179
Allowance purchased	—	—	1,282
Balance, December 31	$5,322	$5,195	$5,046

Non-accrual loans at December 31, 2009, 2008 and 2007 were $2,948,000, $1,718,000 and $3,208,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)
	2009	2008	2007
Gross interest due under terms	$242	$145	$258
Amount included in income	(61)	(94)	(144)
Interest income not recognized	$181	$51	$114

At December 31, 2009, 2008 and 2007 the recorded investment in impaired loans as defined by FASB ASC 310-10-35 Receivables Subsequent Measurements (SFAS 114) was $2,948,000, $1,718,000 and $3,208,000 and the impaired loans allowances were $834,000, $417,000 and $492,000, respectively at December 31, 2009, 2008 and 2007. The average recorded balance in impaired loans during the year ended December 31, 2009, 2008 and 2007 was approximately $2,803,000, $4,246,000 and $1,837,000, respectively.

Loans past-due 90 days or more and still accruing interest were $140,000 at December 31, 2009 and $15,000 at
December 31, 2008.

At December 31, 2009, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At December 31, 2009, there were no loans classified as troubled debt restructurings.

NOTE 6  —   MORTGAGE SERVICING RIGHTS

The mortgage loans sold serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $56,965,000 and $47,303,000 at December 31, 2009 and 2008, respectively. The balances of amortized capitalized mortgage servicing rights, included in other assets at December 31, 2009 and 2008, were $346,000 and $277,000, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

The following summarizes mortgage servicing rights capitalized and amortized along with the aggregate activity in the related valuation allowances:

(Amounts in thousands)
	2009	2008	2007
Balance, January 1	$277	$297	$254
Servicing asset additions	148	63	103
Amortization	(79)	(83)	(60)
Balance, December 31	$346	$277	$297

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $24,000 and $32,000 at December 31, 2009 and 2008, respectively.

NOTE 7  —   PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2009 and 2008 follows:

(Amounts in thousands)
	2009	2008
Land	$1,746	$1,746
Buildings	9,815	8,822
Leasehold improvements	390	391
Equipment	8,153	6,146
	20,104	17,105
Less: Accumulated depreciation	8,639	7,936
Total	$11,465	$9,169

Depreciation amounted to $727,000 for 2009, $681,000 for 2008 and $472,000 for 2007.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017 (See Note 15). Included in buildings above is the bank building held under a capital lease with a cost of $953,000 and accumulated amortization of $576,000 and $528,000 at December 31, 2009 and 2008, respectively. Amortization on the bank building held under the capital lease was $47,000 for each of the years ended December 31, 2009 and 2008.

NOTE 8  —   GOODWILL, OTHER INTANGIBLE ASSETS, AND PREMIUM DISCOUNTS

Goodwill, other intangible assets, and premium discounts were comprised of the following at December 31, 2009 and 2008:

(Amounts in thousands)
	Gross		Accumulated
	Carrying Amount		Amortization/(Accretion)
	2009	2008	2009	2008
Unamortized intangible asset:
Goodwill	$19,133	$19,133	$—	$—

Core deposit intangibles	$2,218	$2,218	$688	$399
Premium discount (negative premium) on acquired certificates of deposit	$(385)	$(385)	$(383)	$(362)

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

Amortization expense of the core deposit intangibles was $289,000, $289,000 and $61,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Accretion of the premium discount (negative premium) of the acquired certificates of deposit was $21,000, $109,000 and $36,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated amortization/accretion is as follows for the years ending December 31:

(Amounts in thousands)

	Amortization	Accretion of Premium Discount
	of Core	(Negative Premium)
	Deposit Intangible	on Certificates of Deposit
2010	289	(2)
2011	289	—
2012	283	—
2013	273	—
2014	273	—

NOTE 9  —   DEPOSITS

Major classifications of deposits at December 31, 2009 and 2008 consisted of:

(Amounts in thousands)

	2009	2008
Demand - non-interest bearing	$61,779	$58,178
Demand - interest bearing	117,229	83,912
Savings	116,857	94,700
Time, $100,000 and over	96,335	87,259
Other time	188,369	180,584
Total deposits	$580,569	$504,633

The following is a schedule reflecting classification and remaining maturities of time deposits of $100,000 and over at December 31, 2009:

(Amounts in thousands)
2010	$65,866
2011	15,567
2012	8,139
2013	5,120
2014	1,643
$96,335

Interest expense related to time deposits of $100,000 or more was $2,741,000 in 2009, $3,408,000 in 2008 and $2,520,000 in 2007.

In November 2007, approximately $109,672,000 of deposit accounts were assumed through the acquisition of Pocono Community Bank (See Notes 2 and 13).

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

NOTE 10  —   SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2009 and 2008:

(Amounts in thousands)	2009
			Maximum
	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$17,024	$19,385	$23,000	1.75%
Federal Home Loan Bank	—	4,479	31,350	.72%
U.S. Treasury tax and loan notes	438	440	907	—%
Total	$17,462	$24,304	$55,257	1.53%

(Amounts in thousands)	2008
			Maximum
	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$20,572	$18,245	$26,279	2.62%
Federal Home Loan Bank	32,200	11,265	32,500	1.59%
U.S. Treasury tax and loan notes	2,560	618	2,559	1.82%
Total	$55,332	$30,128	$61,338	1.84%

NOTE 11  —   LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank (FHLB) and a capital lease assumed as a result of the acquisition of Pocono Community Bank in the amount of $811,000. Long term capital lease scheduled maturities as of December 31, 2009 are: $54,000 in 2010, $60,000 in 2011, $67,000 in 2012, and $524,000 thereafter for a total balance of $705,000 as of December 31, 2009.

Under terms of a blanket agreement, collateral for the loans is secured by certain qualifying assets of the Corporation's banking subsidiary with FHLB.  The principal assets are real estate mortgages with a carrying value of $330,498,000.

A schedule of long-term borrowings by maturity as of December 31, 2009 and 2008 follows:

(Amounts in thousands)
	2009	2008
Due 2009, 3.87% to 5.01%	$—	12,000
Due 2010, 4.95% to 6.76%	23,520	23,556
Due 2011, 2.73% to 5.03%	12,000	12,000
Due 2012, 1.44% to 4.93%	16,000	10,000
Due 2013, 2.48% to 4.60%	17,000	10,000
Due 2014, 5.41%	3,750	3,750
Due 2018, 3.91% to 4.86%	8,000	8,000
Due 2028, 5.14%	2,000	2,000
	$82,270	$81,306

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

NOTE 12  —   INCOME TAXES

The current and deferred components of the income tax provision (benefit) consisted of the following:

(Amounts in thousands)
	2009	2008	2007
Federal
Current	$1,484	$1,865	$1,456
Deferred (benefit)	(177)	(419)	(104)
	$1,307	$1,446	$1,352
State
Current	(40)	—	39
Deferred	12	(52)	—
	$(28)	$(52)	$39

Total provision for income taxes	$1,279	$1,394	$1,391

The following is a reconciliation between the actual provision for federal income taxes and the amount of federal income taxes which would have been provided at the statutory rate of 34%:

(Amounts in thousands)	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rate	$3,133	34.0	$3,041	34.0%	$2,556	34.0%
Tax-exempt income	(1,463)	(15.9)	(1,397)	(15.6)	(1,060)	(14.1)
Non-deductible expenses	147	1.6	177	2.0	165	2.2
Tax credit from limited partnership
Less amortization - net	(134)	(1.5)	(136)	(1.5)	(79)	(1.1)
Bank owned life insurance income - net	(337)	(3.7)	(240)	(2.7)	(190)	(2.5)
Other-net	(39)	(.3)	1	—	(40)	(.5)
Applicable federal income tax and rate	$1,307	14.2%	$1,446	16.2%	$1,352	18.0%

Total federal income tax attributable to realized security gains and losses was $(47,000) in 2009, $98,000 in 2008 and $164,000 in 2007.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

The deferred tax assets and liabilities resulting from temporary timing differences have been netted to reflect a net deferred tax asset (liability) included in other assets or other liabilities in these consolidated financial statements. The components of the net deferred tax asset (liability) at December 31, 2009 and 2008, are as follows:

(Amounts in thousands)
	2009	2008
Deferred Tax Assets:
Allowance for loan losses	$1,791	$1,742
Deferred compensation	435	412
Mortgage servicing rights	2	—
Contributions	6	5
Non-accrual interest	5	30
Leases	112	114
Limited partnership	100	70
Alternative minimum tax credits	356	84
Tax credits from limited partnerships	531	300
Unrealized investment securities losses-net	1,358	2,429
Impairment loss on investment securities	129	177
Capital and net operating loss carry forwards	8	23
Total	$4,833	$5,386
Deferred Tax Liabilities:
Loan fees and costs	$205	$211
Depreciation	550	271
Accretion	173	26
Mortgage servicing rights	—	4
Intangibles	392	452
Total	$1,320	$964
Net Deferred Tax Asset	$3,513	$4,422

It is anticipated that all deferred tax assets are to be realized and accordingly, no valuation allowance has been provided.

The Corporation and its subsidiary file a consolidated federal income tax return.

NOTE 13  —   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the years ended December 31, 2009, 2008 and 2007, cash payments for interest expense and income taxes were as follows:

(Amounts in thousands)
	2009	2008	2007

Interest paid on deposits and other borrowings	$15,874	$18,268	$17,448

Income taxes paid	$1,650	$1,598	$1,752

The Corporation transferred loans to foreclosed assets held-for-sale in amounts of $762,000, $342,000 and $624,000 in 2009, 2008 and 2007, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

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

The Corporation maintains a 401K Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Under the savings feature, the Corporation matches 100% of the employee contribution up to 3% of compensation which amounted to $156,000, $145,000 and $111,000 in 2009, 2008 and 2007, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $399,000, $353,000 and $273,000 in 2009, 2008 and 2007, respectively.

The Bank also has non-qualified deferred compensation agreements with four of its officers and three retired officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank’s accrued liability for these deferred compensation agreements as of December 31, 2009 and 2008, was $1,231,000 and $1,173,000, respectively.  The related expense for these plans amounted to $112,000, $155,000 and $125,000 in 2009, 2008 and 2007, respectively.

The Bank entered into agreements to provide post-retirement benefits to a retired employee in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Bank’s accrued liabilities for these benefit agreements as of December 31, 2009 and 2008 was $48,000 and $38,000, respectively. The related expense for these benefit agreements amounted to $10,000 and $2,000 for the years ended December 31, 2009 and 2008, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

NOTE 15  —  COMMITMENTS AND CONTINGENCIES

The Corporation’s banking subsidiary currently leases four branch banking facilities and one parcel of land, as well as two operation centers, under operating leases. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $283,000, $274,000 and $216,000, respectively.  Minimum rental payments required under these operating leases are:  2010 - $380,000, 2011 - $381,000, 2012 - $292,000, 2013 - $233,000, 2014 - $216,000 and thereafter $2,632,000.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017. This lease has an operating lease commitment and a capital lease component.  Minimum future rental payments as of December 31, 2009 under this noncancelable operating lease component for land are due as follows and are included in the amounts of operating lease payments above,  2010 - $36,000, 2011 - $36,000, 2012 - $36,000, 2013 - $36,000, 2014 - $36,000 and thereafter $109,000.

Minimum future lease payments under the capital lease component for the bank building as of December 31, 2009 for each of the next five years and in the aggregate are:

Year Ending December 31
2010	113,000
2011	113,000
2012	115,000
2013	132,000
2014	132,000
Thereafter	384,000

Total minimum lease payments	989,000
Less amounts representing interest	279,000
Present value of net minus lease payments	$710,000

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

NOTE 16  —  RELATED PARTY TRANSACTIONS

Certain directors and executive officers of First Keystone Corporation and its Subsidiary and companies in which they are principal owners (i.e., at least 10%) were indebted to the Corporation at December 31, 2009, 2008 and 2007. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The loans do not involve more than the normal risk of collectibility nor present other unfavorable features.

A summary of the activity on the related party loans, comprised of 8 directors and 4 executive officers and their related companies consists of the following:

(Amounts in thousands)
	2009	2008	2007
Balance at January 1	$3,542	$3,650	$939
Additions	3,881	1,779	4,074
Deductions	(2,972)	(1,887)	(1,363)
Balance at December 31	$4,451	$3,542	$3,650

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on lines of credit and letters of credit for 2009, 2008 and 2007,  presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $2,653,000, $2,889,000 and $2,574,000, respectively, on the above loans.

Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $8,137,000 and $6,603,000 at December 31, 2009 and 2008, respectively.

NOTE 17  —  REGULATORY MATTERS

Dividends are paid by the Corporation to shareholders which are mainly provided by dividends from the Bank. However, national banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the limitation provides that dividend payments may not exceed the Bank's current year's retained income plus retained net income for the preceding two years. During 2009, the Bank paid dividends to the Corporation in the amount of $5,427,000 and the Bank’s net income for the year ended December 31, 2009 was $8,147,000. During 2007 and 2008, the Bank paid dividends to the Corporation in the amounts of $10,459,000 and $5,662,000 respectively, and the Bank’s net income for the years ended December 31, 2007 and 2008 was $5,817,000 and $7,855,000, respectively. The amount of dividends paid in 2007 was utilized, in part, to fund the Pocono Community Bank acquisition. Accordingly, in 2010, without prior regulatory approval, the Bank may pay dividends to the Corporation in the amount of $271,000, plus additional amounts equal to the net income earned in 2010 for the period January 1, 2010 through the date of declaration less any dividends which may have already been paid in 2010. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2009 and 2008, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set fourth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I Capital (as defined) to Average Assets (as defined).

As of December 31, 2009, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum Total Risk-Based, Tier I Risked-Based and Tier I Leverage Ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank's category.

(Amounts in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital
(to Risk Weighted Assets)	$66,666	12.88%	$41,421	8.00%	$51,777	10.00%
Tier I Capital
(to Risk Weighted Assets)	61,344	11.85%	20,711	4.00%	31,066	6.00%
Tier I Capital
(to Average Assets)	61,344	8.21%	29,884	4.00%	37,355	5.00%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

(Amounts in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$63,694	13.03%	$39,245	8.00%	$49,057	10.00%
Tier I Capital (to Risk Weighted Assets)	58,499	11.97%	19,623	4.00%	29,434	6.00%
Tier I Capital (to Average Assets)	58,499	8.45%	27,706	4.00%	34,633	5.00%

The Corporation’s capital ratios are not materially different from those of the Bank.

NOTE 18  —  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2009 and 2008 were as follows:

(Amounts in thousands)
	2009	2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$63,247	$52,762
Financial standby letters of credit	$843	$904
Performance standby letters of credit	$5,806	$6,936

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 5, “Loans”. It is management’s opinion that the loan portfolio was well balanced and diversified at December 31, 2009, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region’s economy.

NOTE 19  —  COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

(Amounts in thousands)	Years Ended December 31,
	2009	2008	2007

Unrealized holding (losses) on available-for-sale investment securities arising during the period	$(3,301)	$(7,000)	$330
Less reclassification adjustment for net gains and losses realized in income	(138)	(148)	483
Change in unrealized (losses) before tax effect	$(3,163)	$(6,852)	$(153)
Tax effects	1,075	2,347	(113)
Net change in unrealized (losses)	$(2,088)	$(4,505)	$(40)

NOTE 20  —  STOCKHOLDERS’ EQUITY

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

Participation in this plan by shareholders began in 2001. Shares transferred under this dividend reinvestment and stock purchase plan were as follows:

Year	Number of Shares
2001	3,260
2002	7,747
2003	8,000
2004	13,932
2005	21,491
2006	22,964
2007	25,900
2008	34,389
2009	39,772

NOTE 21  —  STOCK COMPENSATION PLAN

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

Information about stock options outstanding at December 31, 2009, is summarized as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance at January 1	41,695	$16.86	54,562	$17.65	51,383	$17.55
Granted	—	—	—	—	6,250	16.75
Granted due to stock dividend	—	—	—	—	—	—
Exercised	—	—	(50)	15.88	—	—
Forfeited	(9,972)	15.85	(12,817)	19.80	(3,071)	15.95
Balance at December 31	31,723	17.17	41,695	16.86	54,562	17.55

Exercisable at December 31	31,723	$17.17	41,695	$16.86	48,312	$17.65

Weighted average fair value of options granted during the year				$2.98

Under the terms of the stock option incentive plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2006.

Exercise prices of options outstanding as of December 31, 2009, ranged from $10.28 to $21.11 per share. The weighted average remaining contracted life is approximately 4.03 years.

The 31,723 options outstanding as December 31, 2009 have an intrinsic value, which is the amount that the value of the underlying stock exceeds the exercise price of the options of $49,000. The total intrinsic value of the options exercised during the years ended December 31, 2009, 2008 and 2007 was $0 for each year. Cash received from stock options exercised for the years ended December 31, 2009, 2008 and 2007 was $0, $1,000 and $0, respectively.

The following table summarizes information concerning the 1998 Employee Stock Option Plan at December 31, 2009.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Year	Outstanding*	Contractual Life	Price	Exercisable	Price

2000	4,950	.75	10.28	4,950	10.28
2002	7,394	2.75	15.08	7,394	15.08
2003	10,231	3.75	21.11	10,231	21.11
2005	3,148	5.75	20.95	3,148	20.95
2007	6,000	8.00	16.75	6,000	16.75

	31,723		17.17	31,723	17.17

*As adjusted for stock dividend noted above.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

NOTE 22  —   FAIR VALUES OF FINANCIAL INSTRUMENTS

FASB ASC 825-10-50 Financial Instruments-Disclosure ((SFAS) 107, “Disclosures about Fair Value of Financial Instruments”), requires disclosure of fair value information about financial instruments, whether or not required to be recognized in the consolidated balance sheets, for which it is practicable to estimate such fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Fair value estimates derived through these techniques cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB ASC 825-10-50 (SFAS 107) excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

Deposits

Under FASB ASC 825-10-50 (SFAS 107), the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts and Money Market Accounts is equal to the amount payable on demand at December 31, 2009 and 2008.

Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar term borrowings, to a schedule of aggregated expected monthly maturities on time deposits.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

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

At December 31, 2009 and 2008, the carrying values and estimated fair values of financial instruments of the Corporation are presented in the table below:

(Amounts in thousands)	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$4,199	$4,199	$9,945	$9,945
Short-term investments	7,227	7,227	6	6
Investment securities - available for sale	277,824	277,824	240,175	240,175
Investment securities - held to maturity	4,974	4,936	2,990	2,906
Net loans	401,375	415,261	403,172	413,226
Accrued interest receivable	4,213	4,213	4,228	4,228
Cash surrender value of life insurance	17,622	17,622	17,157	17,157

FINANCIAL LIABILITIES:
Deposits	580,569	558,389	504,633	499,922
Short-term borrowings	17,462	17,462	55,332	55,332
Long-term borrowings	82,976	86,771	82,062	87,555
Accrued interest and other expenses	3,101	3,101	3,488	3,488

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit		63,247		52,762
Financial standby letters of credit		843		904
Performance standby letters of credit		5,806		6,936

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

NOTE 23  —  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS
(Amounts in thousands)	December 31
	2009	2008
ASSETS
Cash in subsidiary bank	$1,899	$1,380
Investment in subsidiary bank	79,618	74,804
Investment in other equity securities	1,759	1,911
Prepayments and other assets	683	650
TOTAL ASSETS	$83,959	$78,745

LIABILITIES
Advance from subsidiary bank	$9,792	$9,598
TOTAL LIABILITIES	$9,792	$9,598

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—
Common stock	11,375	11,375
Surplus	30,269	30,269
Retained earnings	41,346	38,414
Accumulated other comprehensive income (loss)	(2,583)	(4,671)
Treasury stock, at cost	(6,240)	(6,240)
TOTAL STOCKHOLDERS’ EQUITY	$74,167	$69,147

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,959	$78,745

STATEMENTS OF INCOME
(Amounts in thousands)	Year Ended December 31
	2009	2008	2007
INCOME
Dividends from Subsidiary Bank	$5,427	$5,662	$10,459
Dividends - other	57	100	107
Securities gains (losses)	(295)	(542)	420
Interest	14	11	32
TOTAL INCOME	$5,203	$5,231	$11,018

Operating Expenses	67	86	89
Income Before Taxes and Equity in Undistributed Net Income of Subsidiary	$5,136	$5,145	$10,929
Income tax expense	(81)	(213)	160
Income Before Equity in Undistributed Net Income of Subsidiary	$5,217	$5,358	$10,769
Equity in (excess of) Undistributed Net Income of Subsidiary	2,720	2,193	(4,642)

NET INCOME	$7,937	$7,551	$6,127

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

STATEMENTS OF CASH FLOWS
(Amounts in thousands)	Year Ended December 31
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$7,937	$7,551	$6,127
Adjustments to reconcile net income to net cash provided by operating activities:
Securities (gains) losses	295	105	(420)
Deferred income tax benefit	59	(196)	—
Impairment loss on investment securities	—	437	—
Equity in (excess of) undistributed net income of subsidiary	(2,720)	(2,193)	4,642
(Increase) decrease in prepaid expenses and other assets	(86)	(18)	(56)
Increase (decrease) in advances payable to subsidiary bank - net operating	193	117	71
Increase (decrease) in accrued expenses and other liabilities	—	(102)	38
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,678	$5,701	$10,402

INVESTING ACTIVITIES
Purchase of equity securities	$(237)	$—	$(765)
Proceeds from sale of equity securities	83	204	1,052
Purchase of bank	—	—	(16,539)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(154)	$204	$(16,252)

FINANCING ACTIVITIES
Proceeds from sale of treasury stock	$—	$1	$—
Acquisition of treasury stock	—	—	(332)
Cash dividends paid	(5,005)	(4,842)	(4,179)
Advances from subsidiary bank	—	—	9,029
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	$(5,005)	$(4,841)	$4,518

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$519	$1,064	$(1,332)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,380	316	1,648
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,899	$1,380	$316

NOTE 24  — LOSS DUE TO DEFALCATION

The Corporation recorded a loss in the amount of $850,000, or $561,000 net of tax, for the year ended December 31, 2009. It was determined by management through an internal investigation that the defalcation was the result of unauthorized activities of an employee (non-officer) of the Bank who has been terminated. Management believes the defalcation will be a covered loss with insurance, less the deductible. At the financial statement date, management is unable to estimate the amount of recovery, if any, from an insurance policy that contains coverage for this type of risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION

We have audited First Keystone Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, First Keystone Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania
March 12, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Management of First Keystone Corporation (the “Corporation”), with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15(d)-15(e)), as of December 31, 2009. Based upon such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation required to be included in our periodic SEC filings.

During the fourth quarter of 2009, management uncovered a defalcation in the pre-tax amount of $850,000. The Corporation determined the defalcation was the result of unauthorized activities by an employee of the Bank who was immediately terminated. The Corporation expects insurance to cover the defalcation amount less a $50,000 deductible.

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

The management of First Keystone Corporation assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control — Integrated Framework.  Based on our assessment we believe that, as of December 31, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Corporation’s internal control over financial reporting as of December 31, 2009.  This report appears on page 73.

Changes in Internal Controls

In response to the defalcation discussed above, the Audit Committee and the Board of Directors has approved and management has implemented certain changes to the Corporation’s internal control over financial reporting which include: broadened segregation and rotation of duties; intensified management oversight and analysis of general ledger accounts; expanded documentation and approval procedures for certain general ledger entries; and instituted an online, real-time core banking system. In addition, management has instituted a program to require periodic testing of these changes. The Corporation made no other changes in its internal controls or in other factors that has materially affected, or is reasonably likely to materially affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial Officers.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Information As To Directors and Nominees,”“Principal Officers of the Bank and the Corporation” and “Committees of the Board of Directors” are incorporated here by reference from First Keystone Corporation's proxy statement for its 2010 annual meeting of shareholders scheduled for May 4, 2010.  The information under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” and “Code of Ethics” are as follows:

SECTION 16(A) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors, executive officers and shareholders who own more than 10% of the Corporation’s outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Corporation with the Securities and Exchange Commission.  Based solely on its review of copies of Section 16(a) forms received by it, or written representations from reporting persons that no Form 5's were required for those persons, the corporation believes that during the period January 1, 2009 through December 31, 2009, its officers, directors and reporting shareholders were in compliance with all filing requirements applicable to them.

CODE OF ETHICS

The Corporation has adopted a Directors and Senior Management Code of Ethical Conduct, which applies to all members of the Board of Directors and to senior officers of the Corporation.  It can be found on the Investor Relations section of our website at www.firstkeystonecorporation.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” (pages 22 through 31), “Compensation Discussion and Analysis (CD&A),” Compensation Committee Interlocks and Insider Participation,” and Compensation Committee Report” are incorporated here by reference from First Keystone Corporation's proxy statement for its 2010 annual meeting of shareholders scheduled for May 4, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information under the caption “Share Ownership” and “Equity Compensation Plan Information” are incorporated here by reference from First Keystone Corporation's proxy statement for its 2010 annual meeting of shareholders scheduled for May 4, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Related Person Transactions” and “Governance Of The Company” are incorporated here by reference from First Keystone Corporation's proxy statement for its 2009 annual meeting of shareholders scheduled for
May 4, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Report of the Audit Committee” is incorporated here by reference from First Keystone Corporation’s proxy statement for its 2010 annual meeting of shareholders scheduled for May 4, 2010.

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

FIRST KEYSTONE CORPORATION

/s/ J. Gerald Bazewicz
J. Gerald Bazewicz
President/Chief Executive Officer

Date:	March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Arndt	March 12, 2010
John Arndt, Secretary/Director	Date

/s/ J. Gerald Bazewicz	March 12, 2010
J. Gerald Bazewicz, President/	Date
Chief Executive Officer/Director

/s/ Don E. Bower	March 12, 2010
Don E. Bower, Director	Date

/s/ Robert A. Bull	March 12, 2010
Robert A. Bull, Director	Date

/s/ Robert E. Bull	March 12, 2010
Robert E. Bull, Chairman/Director	Date

/s/ Joseph B. Conahan, Jr.	March 12, 2010
Joseph B. Conahan, Jr., Director	Date

/s/ Jerome F. Fabian	March 12, 2010
Jerome F. Fabian, Director	Date

/s/ John G. Gerlach	March 12, 2010
John G. Gerlach, Director	Date

/s/ Diane C. A. Rosler	March 12, 2010
Diane C.A. Rosler, Chief Financial Officer	Date

/s/ David R. Saracino	March 12, 2010
David R. Saracino, Director	Date