Form 10-Q
period 2010-03-31
FIRST KEYSTONE CORP
filed 2010-05-10
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2010

                                  or

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

Common Stock, $2 Par Value, 5,440,608 shares as of May 7, 2010.

                   PART I. - FINANCIAL INFORMATION



Item. 1  Financial Statements

                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                                                    March         December
                                                     2010          2009
                                                 (Unaudited)

ASSETS
Cash and due from banks                            $  4,612        $  4,199
Interest-bearing deposits in
   other banks                                       29,756           7,227
Investment securities available-
   for-sale carried at estimated
   fair value                                       279,571         269,685
Investment securities, held-to-
   maturity securities estimated
   fair  value of $5,258 and $4,936                   5,279           4,974
Restricted securities at cost                         8,139           8,139
Loans, net of unearned income                       404,873         406,697
Allowance for loan losses                            (5,332)         (5,322)
                                                   ________        ________
    Net loans                                      $399,541        $401,375
Premises and equipment, net                          11,844          11,465
Accrued interest receivable                           4,472           4,213
Cash surrender value of bank
   owned life insurance                              17,810          17,622
Goodwill                                             19,133          19,133
Prepaid FDIC insurance                                2,594           2,780
Other assets                                          6,740           7,518
                                                   ________        ________
   TOTAL ASSETS                                    $789,491        $758,330
                                                   ========        ========
LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 65,208        $ 61,779
   Interest bearing                                 539,520         518,790
                                                   ________        ________
TOTAL DEPOSITS                                     $604,728        $580,569

Short-term borrowings                                14,904          17,462
Long-term borrowings                                 89,952          82,976
Accrued interest and other expenses                   2,992           3,101
Other liabilities                                       137              55
                                                   ________        ________
      TOTAL LIABILITIES                            $712,713        $684,163
                                                   ________        ________
STOCKHOLDERS' EQUITY
Common stock, par value $2.00
   per share                                         11,375          11,375
Surplus                                              30,258          30,269
Retained earnings                                    42,282          41,346
Accumulated other comprehensive
   income (loss)                                       (913)         (2,583)
Less treasury stock, at cost,
   247,159 in 2010 and 247,641
   shares in 2009                                    (6,224)         (6,240)
                                                   ________        ________
      TOTAL STOCKHOLDERS' EQUITY                   $ 76,778        $ 74,167
                                                   ________        ________
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                      $789,491        $758,330
                                                   ========        ========

See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED March 31, 2010 AND 2009
                                (Unaudited)


(Amounts in thousands except per share data)

                                                2010             2009
INTEREST INCOME
Interest and fees on loans                           $5,999          $6,185
Interest and dividend income
   on securities                                      3,431           3,178
Deposits in banks                                         3               0
                                                     ______          ______
   TOTAL INTEREST INCOME                             $9,433          $9,363
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $2,464          $2,940
Short-term borrowings                                    51             122
Long-term borrowings                                    954             973
                                                     ______          ______
   TOTAL INTEREST EXPENSE                            $3,469          $4,035
                                                     ______          ______

   Net interest income                               $5,964          $5,328
Provision for loan losses                               200             275
                                                     ______          ______
   NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      $5,764          $5,053
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  172          $  123
Service charges and fees                                552             545
Bank owned life insurance income                        188             184
Gain on sale of loans                                    99               0
Investment securities gains
   (losses) - net                                       (36)            126
Other                                                   121              58
                                                     ______          ______
   TOTAL NON-INTEREST INCOME                         $1,096          $1,036
                                                     ______          ______
NON-INTEREST EXPENSE
Salaries and employee benefits                       $2,210          $1,892
Occupancy, net                                          342             285
Furniture and equipment                                 329             222
Professional services                                   184              85
State shares tax                                        177             172
FDIC insurance                                          202             182
Other                                                   677             678
                                                     ______          ______
   TOTAL NON-INTEREST EXPENSES                       $4,121          $3,516
                                                     ______          ______
Income before income taxes                           $2,739          $2,573
Income tax expense                                      552             471
                                                     ______          ______
Net Income                                           $2,187          $2,102
                                                     ======          ======
PER SHARE DATA
   Net Income Per Share:
      Basic                                          $  .40          $  .39
      Diluted                                           .40             .39
      Cash dividends per share                          .23             .23


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED March 31, 2010 AND 2009
                                (Unaudited)


(Amounts in thousands)
                                                      2010         2009
OPERATING ACTIVITIES
Net income                                        $  2,187        $  2,102
Adjustments to reconcile net
   income to net cash provided
   by  operating activities:
   Provision for loan losses                           200             275
   Provision for depreciation
      and amortization                                 240             229
   Core deposit amortization less
      accretion                                         69               0
   Premium amortization on
      investment securities                            146              52
   Discount accretion on investment
      securities                                      (334)           (232)
   Loss on sale of mortgage loans                      (98)              0
   Proceeds from sale of mortgage
      loans                                          3,529              30
   Originations of mortgage loans
      for resale                                    (1,824)         (4,521)
   (Gain) loss on sales of investment
      securities                                        36            (126)
   Deferred income tax (benefit)                        34             (15)
   (Increase) decrease in interest
      receivable and other assets                     (505)             55
   Decrease in prepaid FDIC insurance                  186               0
   Increase in cash surrender bank
      owned life insurance                            (188)           (184)
   Decrease in interest payable,
      accrued expenses and other
      liabilities                                      (27)           (125)
                                                  ________        ________
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                        $  3,651        $ (2,460)
                                                  ________        ________
INVESTING ACTIVITIES
   Purchases of investment
      securities held-to-maturity                 $ (1,028)       $      0
   Purchases of investment
      securities available-for-sale                (18,637)        (19,444)
   Proceeds from sales of investment
      securities available-for-sale                  4,966          23,669
   Proceeds from maturities and
      redemptions of investment
      securities available for sale                  6,485           5,658
   Proceeds from maturities and
      redemption of investment
      securities held-to-maturity                      724               4
   Net increase (decrease) in loans                     48           1,344
   Proceeds from sale of other
      real estate owned                                  0              27
   Purchase of premises and equipment                 (610)           (710)
                                                  ________        ________
   NET CASH PROVIDED BY (USED IN)
      BY INVESTING ACTIVITIES                     $ (8,052)       $ 10,548
                                                  ________        ________
FINANCING ACTIVITIES
   Net increase in deposits                       $ 24,161        $ 37,666
   Net decrease in short-term
      borrowings                                    (2,558)        (39,523)
   Proceeds from long-term
      borrowings                                     7,000               0
   Repayment of long-term
      borrowings                                       (14)            (12)
Proceeds from the exercise
   of stock options                                      5               0
   Cash dividends                                   (1,251)         (1,251)
                                                  ________        ________
   NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                        $ 27,343        $ (3,120)
                                                  ________        ________
INCREASE IN CASH AND CASH
   EQUIVALENTS                                    $ 22,942        $  4,968
CASH AND CASH EQUIVALENTS,
   BEGINNING                                        11,426           9,951
                                                  ________        ________
CASH AND CASH EQUIVALENTS, ENDING                 $ 34,368        $ 14,919
                                                  ========        ========


SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for
      Interest                                    $  3,572        $  4,164

See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2010
                             (Unaudited)

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RESTRICTED SECURITIES

     Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh ("FHLB - Pittsburgh"), Atlantic Central Bankers Bank ("ACBB") and Federal Reserve Bank and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB - Pittsburgh, ACBB, the Federal Reserve Bank or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At March 31, 2010 and December 31, 2009, the Corporation held $6,661,000 in stock of FHLB - Pittsburgh, $35,000 in stock of ACBB and $1,443,000 in stock of Federal Reserve Bank.

     The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation's consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB's mortgage portfolio to the FHLB's liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation's restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution's operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at March 31, 2010 and December 31, 2009.

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

     Past-Due Loans - Generally, a loan is considered to be past due when scheduled loan payments are in arrears 15 days or more. Delinquent notices are generated automatically when a loan is 15 days past due. Collection efforts continue on loans past due beyond 60 days that have not been satisfied, when it is believed that some chance exists for improvement in the status of the loan. Past due loans are continually evaluated with the determination for charge off being made when no reasonable chance remains that the status of the loan can be improved.

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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis.
After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $330,000 at March
31, 2010 and December 31, 2009.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $187,000 in 2010 and 2009. The amortization of the investments in the limited partnerships were $40,000 and $39,000 for the 3 months ended March 31, 2010 and 2009. The carrying value of the investments as of March 31, 2010 and December 31, 2009 were $650,000 and $690,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. The Bank made an investment of $1,084,000 in a limited partnership on April 28, 2010 for a local affordable residential low income housing apartment building.


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

STOCK BASED COMPENSATION

     The Corporation sponsors a stock option plan. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black Scholes model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period.

PER SHARE DATA

     FASB ASC 260-10 Earnings Per Share ((SFAS) No. 128, "Earnings Per Share"), requires dual presentation of basic and fully diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation's dilutive securities are limited to stock options. The most recent options issued were in December 2007.

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

     FASB ASC 805 - In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No 141(R) - Business Combinations). The new guidance establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard became effective for the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 810-10 - In December 2007, the FASB issued FASB ASC 810-10, Consolidation (Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51). FASB ASC 810-10 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent's equity. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. The new standard became effective for the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 815-10 - In March 2008, the FASB issued FASB ASC
        815-10, Derivatives and Hedging (Statement No. 161 - Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB
Statement No. 133). FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The new standard became effective for the Corporation on January 1, 2009.
The adoption of this standard did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 855 - In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Statement No. 165 - Subsequent Events). FASB ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated. The Corporation adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this standard did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 860 - In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing (Statement No. 166 -
Accounting for Transfers of Financial Assets   an amendment of FASB
Statement No. 140). The new guidance removes the concept of a qualifying special purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the impact of adopting the new standard on the consolidated financial statements.

     FASB ASC 810-10 - In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 - Amendments to FASB Interpretation No. 46(R)). The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity's involvement with a variable interest entity. The new guidance will become effective for the Corporation on January 1, 2010 and the Corporation is currently evaluating the impact of adopting the standard on the consolidated financial statements.

     FASB ASC 105-10 - In June 2009, the FASB issued FASB ASC
        105-10, Generally Accepted Accounting Principles (Statement No. 168 - The FASB Accounting Standards Codification and the Hierarchy of
Generally Accepted Accounting Principles). The new guidance replaces
SFAS No. 162 and establishes the FASB Accounting Standards
Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Corporation's consolidated financial position or results of operations. Technical references to generally accepted accounting principles included in the Notes to Consolidated
Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.

     FASB ASC 715-20-50 - In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, Compensation Retirement Benefits - Defined Benefit Plans - General (FASB Staff Position No. 132(R)- 1, Employers' Disclosures about Postretirement Benefit Plan Assets). This provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This standard becomes effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

     SAB 111 - In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 ("SAB 111"). SAB 111 amends Topic 5.M in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. On April 9, 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments - Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments). SAB 111 maintains the previous views related to equity securities and amends Topic 5.M to exclude debt securities from its scope. SAB 111 was effective for the Corporation as of March 31, 2009. There was no material impact to the Corporation's consolidated financial position or results of operations upon adoption.

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

     FASB ASC 323   In November 2008, the FASB Emerging Issues Task
Force reached a consensus on FASB ASC 323, Investments - Equity Method and Joint Ventures (Issue No. 08-6, Equity Method Investment Accounting Considerations). The new guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. An equity investor shall not separately test an investee's underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment. An equity investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, with any gain or loss recognized in earnings. The new guidance became effective for the Corporation on January 1, 2009 and did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 350 - In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 350, Intangibles - Goodwill and Other (Issue No. 08-7, Accounting for Defensive Intangible Assets). The new guidance clarifies how to account for defensive intangible assets subsequent to initial measurement. The guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use an asset but intends to hold the asset to prevent others from obtaining access to the asset. A defensive intangible asset should be accounted for as a separate unit of accounting with an expected life that reflects the consumption of the expected benefits related to the asset. The benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from using the asset. The new guidance was effective for intangible assets acquired on or after January 1, 2009 and did not have a material impact on the Corporation's consolidated financial position or results of operations.

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

     FASB ASC 505-20 - In January 2010, the FASB issued an update (ASC No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash) impacting FASB ASC 505-20, Equity - Stock Dividends and Stock Splits. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share and is not a stock dividend. This update became effective for the Corporation for interim and annual periods ending after December 15, 2009 and did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 810-10 - In January 2010, the FASB issued an update (ASC No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification) impacting FASB ASC 810-10, Consolidation. The amendments in this update address implementation issues related to the changes of ownership provisions originally issued as FASB Statement 160. It also improves the disclosures related to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. This update became effective for the Corporation for interim and annual periods ending after December 15, 2009 and did not have a material impact on the Corporation's consolidated financial position or results of operations.

     FASB ASC 820-10 - In January 2010, the FASB issued an update (ASC No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in level 3 fair value measurements and clarify disclosures about the Level of disaggregation and disclosures about inputs and valuation techniques. This update becomes effective for the Corporation for interim and annual reporting periods beginning after December 15, 2009. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended March 31, 2010 and 2009 was approximately $58,000 and $52,000, respectively.

SUBSEQUENT EVENTS

     Management has evaluated subsequent events for reporting and disclosure in these financial statements through March 12, 2010, the date the financial statements were issued. In April 2010, the bank made an investment in a real estate venture, see above.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2010 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.

NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended March 31, 2010, and March 31, 2009, were as follows:


(amounts in thousands)

                                        March 31,          March 31,
                                           2010               2009
                                           ____               ____
Balance, January 1                           $5,322            $5,195
Provision charged to
   operations                                   200               275
Loans charged off                              (197)             (271)
Recoveries                                        7                 3
                                             ______            ______
Balance, March 31                            $5,332            $5,202
                                             ======            ======



     At March 31, 2010, the recorded investment in loans that are considered to be impaired as defined by FASB ASC No. 310-40-35, SFAS No. 114 was $3,935,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

     At March 31, 2010, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non accrual loans at March 31, 2010, and December 31, 2009, were $3,935,000 and $2,948,000, respectively.

     Loans past due 90 days or more and still accruing interest amounted to $95,000 and $140,000 on March 31, 2010 and December 31, 2009, respectively.

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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at March 31, 2010, and December 31, 2009, were as follows:


(amounts in thousands)                           March 31,      December 31,
                                                  2010             2009
                                                  ____             ____
Financial instruments whose contract
   amounts represent credit risk:
   Commitments to extend credit                    $71,201          $63,247
   Financial standby letters of
      credit                                           843              843
   Performance standby letters
      of credit                                      5,434            5,806



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at March 31, 2010, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors' ability to honor their contracts may be influenced by the region's economy.


NOTE 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended March 31, 2010 were are follows:



(Amounts in thousands, except common share data)

                                                                    Compre-
                                         Common                     hensive
                                          Stock        Surplus       Income
                                          _____        _______        _____
Balance at January 1, 2010                  $11,375       $30,269

Comprehensive Income:
  Net Income                                                            $,2187
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax effects                                           1,670
                                                                        ______
Total Comprehensive
    income (loss)                                                       $3,857
                                                                        ======
Issuance of 482 of treasury
   stock upon exercise of
   employee stock options                                     (11)
Cash dividends -
    $.23 per share
                                            _______       _______

Balance at March 31, 2010                   $11,375       $30,258
                                            =======       =======


(Amounts in thousands, except common share data)

                                                             Accumulated
                                                                Other
                                                Retained     Comprehensive
                                                Earnings     Income (Loss)
                                                ________     _____________
Balance at January 1, 2010                        $41,346        $(2,583)

Comprehensive Income:
  Net Income                                        2,187
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax effects                                     1,670
Total Comprehensive
    income (loss)
Issuance of 482 of treasury
   stock upon exercise of
   employee stock options
Cash dividends -
    $.23 per share                                 (1,251)
                                                  _______         ______
Balance at March 31, 2010                         $42,282         $ (913)
                                                  =======         ======



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2010                        $(6,240)       $74,167

Comprehensive Income:
  Net Income                                                       2,187
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax effects                                     1,670
Total Comprehensive
    income (loss)
Issuance of 482 of treasury
   stock upon exercise of
   employee stock options                              16              5
Cash dividends -
    $.23 per share                                                (1,251)
                                                  _______        _______
Balance at March 31, 2010                         $(6,224)       $76,778
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

     The results of operations for the three month period ended
March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2009, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of March 31, 2010, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2010, and 2009. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
May 10, 2010

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


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the first quarter of 2010 of $2,187,000, an increase of $85,000, or 4.0% from the first quarter of 2009. The increase in net income for 2010 was primarily the result of an increased net interest margin and an increase in net interest income of $636,000 from the first quarter of 2009. On a per share basis, net income per share was $.40 for the first three months of 2010 up from $.39 for the first three months of 2009, an increase of 2.6%. Cash dividends amounted to $.23 per share in the first quarter of 2010 and 2009.

     Year to date net income annualized as of March 31, 2010, amounts to a return on average common equity of 11.59%, a return on tangible equity of 15.15% and a return on assets of 1.13%. For the three months ended March 31, 2009, these measures were 12.00%, 16.50%, and 1.17%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2010, interest income amounted to $9,433,000, an increase of $70,000 or 0.7% from the first quarter of 2009, while interest expense amounted to $3,469,000 in the first quarter of 2010, a decrease of $566,000, or 14.0% from the first quarter of 2009. As a result, net interest income increased $636,000 or 11.9% in the first quarter of 2010 to $5,764,000 from $5,328,000 in first quarter of 2009.

     Our net interest margin for the quarter ended March 31, 2010 was 3.56% compared to 3.66% for the quarter ended March 31, 2009.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended March 31, 2010, was $200,000, compared to $275,000 for the first quarter of 2009. The decrease in the provision for loan losses was a result of a decrease in net charge offs which amounted to $190,000 for the quarter ending March 31, 2010. For the three months ended March 31, 2009, net charge offs amounted to $268,000. The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.32% as of March 31, 2010, as compared to 1.31% as of December 31, 2009 and 1.27% as of March 31, 2009.

NON-INTEREST INCOME

     Total non interest income or other income was $1,096,000 for the quarter ended March 31, 2010, as compared to $1,036,000 for the quarter ended March 31, 2009, an increase of $60,000, or 5.8%. Excluding investment securities gains and losses, non interest income was $1,132,000 for the first quarter of 2010, an increase of $222,000, or 24.4% from the first quarter of 2009. Increases in trust department income, increased service charges and fees, a $99,000 gain on sale of loans and an increase in other non interest income were the primary reasons for the higher non interest income in 2010.


NON-INTEREST EXPENSES

     Total non interest expenses, or other expenses, was $4,121,000 for the quarter ended March 31, 2010, as compared to $3,516,000 for the quarter ended March 31, 2009. The increase of $605,000, or 17.2% is comprised of salary and benefits increasing $318,000, occupancy and fixed asset expense increasing $164,000, and other non interest expense, including FDIC insurance, professional services and state shares tax increasing $123,000. These increases reflect additional employees and benefit costs along with a new office opening and upgrading to a new core processing system.

     Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amounted to $2,210,000, or 53.6% of total non interest expense for the three months ended March 31, 2010, as compared to 53.8% for the first three months of 2009. Net occupancy and fixed asset expense amounted to $671,000 for the three months ended March 31, 2010, an increase of $164,000, or 32.3%. Other non interest expenses, including FDIC insurance, professional services and state shares tax amounted to $1,240,000 for the three months ended March 31, 2010, an increase of $123,000, or 11.0% from the first three months of 2009. Our non interest expense in the first quarter of 2010 is approximately 2.1% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. Income tax amounted to $552,000 for the three months ended March 31, 2010, as compared to $471,000 for 2009, an increase of $81,000. The effective total income tax rate was 20.2% for the first quarter of 2010 as compared to 18.3% for the first quarter of 2009.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $789,491,000 as of March 31, 2010, an increase of $31,161,000 from year end 2009. Total deposits increased to $604,728,000 as of March 31, 2010, an increase of $24,159,000, or 4.2% over year end 2009. The increase in deposits funded an increase in investment securities and an increase in interest bearing deposits in other banks since loan demand was weak.


     During the first quarter of 2010 the Corporation decreased short term borrowings to $14,904,000 as of March 31, 2010, as compared to $17,462,000 as of December 31, 2009. Long term borrowings were $89,952,000 as of March 31, 2010, an increase of $6,976,000 from the $82,976,000 reported December 31, 2009.

EARNING ASSETS

     Our primary earning asset, loans, net of unearned income decreased to $404,873,000 as of March 31, 2010, down $1,824,000, or
0.4% since year end 2009. The loan portfolio continues to be diversified. Overall asset quality has declined with non performing assets increasing since year end 2009. Total non performing assets were $4,360,000 as of March 31, 2010, an increase of $942,000, or 27.6% from the $3,418,000 reported in non performing assets as of December 31, 2009. Total allowance for loan losses to total non performing assets was 122.3% as of March 31, 2010, down from 155.7% at year end 2009.

     Besides loans, another primary earning asset is our overall investment portfolio, which increased in size from December 31, 2009, to March 31, 2010. Held to maturity securities amounted to $5,279,000 as of March 31, 2010, an increase of $305,000 from
December 31, 2009. Available for sale securities amounted to $279,571,000 as of March 31, 2010, an increase of $9,886,000 from year end 2009. Interest bearing deposits with banks increased as of March 31, 2010, to $29,756,000 from $7,227,000 at year end 2009.


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


NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with loans past due 90 days or more and still accruing. As of March 31, 2010, total non performing assets were $4,360,000 as compared to $3,418,000 on December 31, 2009. Non performing assets to total loans and foreclosed assets was 1.1% as of March 31, 2010, and 0.84% as of December 31, 2009.

     Interest income received on non performing loans as of March 31, 2010, was $5,000 compared to $61,000 for the year ending of December 31, 2009. Interest income, which would have been recorded on these loans under the original terms as of March 31, 2010, and December 31, 2009, were $263,000 and $242,000, respectively. As of March 31, 2010 and December 31, 2009, there were no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased $24,159,000 to $604,728,000 as of March 31, 2010 as non interest bearing deposits increased by $3,429,000 and interest bearing deposits increased by $20,730,000 as of March 31, 2010, from year end 2009. Total short term and long term borrowings increased to $104,856,000 as of March 31, 2010, from $100,438,000 at year end 2009, an increase of $4,418,000, or 4.4%.

CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized losses on investment securities available for sale decreased shareholders' equity, or capital net of taxes, by $913,000 as of March 31, 2010, and reduced equity by $2,583,000 as of December 31, 2009. Another factor which reduced total equity capital as of March 31, 2010, and year end 2009 relates to stock repurchase. The Corporation had 247,159 shares of common stock on March 31, 2010 and 247,641 on December 31, 2009, as treasury stock. This had an effect of our reducing our total stockholders' equity by $6,224,000 on March 31, 2010, and $6,240,000 on December 31, 2009.

     Total stockholders' equity was $76,778,000 as of March 31, 2010, and $74,167,000 as of December 31, 2009. Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2010, our leverage ratio was 7.39% compared to 7.44% as of December 31, 2009. In addition, Tier I risk based capital and total risk based capital ratio as of March 31, 2010, were 10.84% and 11.85%, respectively. The same ratios as of December 31, 2009 were 10.86% and 11.90%, respectively.


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


Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2009. The composition of rate sensitive assets and rate sensitive liabilities as of March 31, 2010 is very similar to December 31, 2009.


Item 4.   Controls and Procedures

          a)   Evaluation of disclosure controls and procedures.
The company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the chief executive and chief financial officer of the company concluded that the company's disclosure controls and procedures were adequate. The company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

          b) Changes in internal control over financial reporting. The company made no changes in its internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting during the last fiscal quarter.

                     PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings

                 None.


     Item 1A. There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended
                 December 31, 2008.


     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


                                                     Total
                                                    Number          Maximum
                                                   of Shares       Number of
                                                   Purchased      Shares That
                                                  as Part of      May Yet Be
                     Total                         Publicly       Purchased
                      Number        Average       Announced       Under the
                   of Shares      Price Paid       Plans or         Plans or
     Period        Purchased       per Share       Programs         Programs
     ______        _________       _________       ________         ________
January 1 -
January 31,
2010               ----           ----            ----           112,098

February 1 -
February 28,
2010               ----           ----            ----           112,098

March 1 -
March 31,
2010               ----           ----            ----           112,098

Total              ----           ----            ----           112,098



     Item 3.     Defaults Upon Senior Securities

                 None.


     Item 4.     Removed and Reserved


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

14 Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant's Report on Form 8K dated January 9, 2007).

31.1                   Rule 13a-15(e) and 15d-15(e) Certification of
                       Chief Executive Officer.

31.2                   Rule 13a-15(e) and 15d-15(e) Certification of
                       Chief Financial Officer.

32.1                   Section 1350 Certification of Chief Executive
                       Officer.

32.2                   Section 1350 Certification of Principal
                       Financial Officer.

                      FIRST KEYSTONE CORPORATION

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST KEYSTONE CORPORATION
                             Registrant


May 10, 2010                 /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



May 10, 2010                 /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Senior Vice President and
                             Chief Financial Officer
                             (Principal Accounting Officer)

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

14 Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant's Report on Form 8K dated January 9, 2007).

31.1               Rule 13a-15(e) and 15d-15(e) Certification of
                   Chief Executive Officer.

31.2               Rule 13a-15(e) and 15d-15(e) Certification of
                   Chief Financial Officer.

32.1               Section 1350 Certification of Chief Executive
                   Officer.

32.2               Section 1350 Certification of Principal
                   Financial Officer.