Form 10-Q/A
period 2010-03-31
FIRST KEYSTONE CORP
filed 2010-05-17
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                              FORM 10Q/A
                          (Amendment No. 1)

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


                           EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q initially filed with the Securities and Exchange Commission on May 10, 2010 is being filed to correct a typographical error related to net interest income under the disclosure Net Interest Income on Page 16 and a clerical error related to interest income, which would have been recorded on non performing loans, under the disclosure Non Performing Assets on Page 18. The remainder of the document is unchanged from the original filing.

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


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2010, interest income amounted to $9,433,000, an increase of $70,000 or 0.7% from the first quarter of 2009, while interest expense amounted to $3,469,000 in the first quarter of 2010, a decrease of $566,000, or 14.0% from the first quarter of 2009. As a result, net interest income increased $636,000 or 11.9% in the first quarter of 2010 to $5,964,000 from $5,328,000 in first quarter of 2009.

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

     Interest income received on non performing loans as of March 31, 2010, was $5,000 compared to $61,000 for the year ending of December 31, 2009. Interest income, which would have been recorded on these loans under the original terms as of March 31, 2010, and December 31, 2009, were $67,000 and $242,000, respectively. As of March 31, 2010 and December 31, 2009, there were no outstanding commitments to advance additional funds with respect to these non performing loans.


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