Form 10-Q
period 2010-06-10
FIRST KEYSTONE CORP
filed 2010-08-09
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2010

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

Common Stock, $2 Par Value, 5,440,608 shares as of August 5, 2010.

                   PART I. - FINANCIAL INFORMATION

ITEM.  1  Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)

                                                   June           December
                                                     2010          2009
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $  5,015        $  4,199
Interest-bearing deposits
   in other banks                                    34,771           7,227
Federal funds sold                                    3,000               0
Investment securities available-
   for-sale carried at estimated
   fair value                                       273,353         269,685
Investment securities, held-to-
   maturity securities estimated fair
   value of $4,297 and $4,936                         4,273           4,974
Restricted securities at cost                         8,139           8,139
Loans, net of unearned income                       417,247         406,697
Allowance for loan losses                            (5,534)         (5,322)
                                                   ________        ________
   Net loans                                       $411,713        $401,375
                                                   ________        ________
Premises and equipment, net                          11,682          11,465
Accrued interest receivable                           4,378           4,213
Cash surrender value of bank
   owned life insurance                              18,002          17,622
Goodwill                                             19,133          19,133
Prepaid FDIC insurance                                2,411           2,780
Other assets                                          5,245           7,518
                                                   ________        ________
      TOTAL ASSETS                                 $801,115        $758,330
                                                   ========        ========

LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 65,387        $ 61,779
   Interest bearing                                 544,678         518,790
                                                   ________        ________
      TOTAL DEPOSITS                               $610,065        $580,569

Short-term borrowings                                21,453          17,462
Long-term borrowings                                 84,431          82,976
Accrued interest and other expenses                   3,152           3,101
Other liabilities                                       224              55
                                                   ________        ________
      TOTAL LIABILITIES                            $719,325        $684,163
                                                   ________        ________
STOCKHOLDERS' EQUITY
Common stock, par value $2.00
   per share                                         11,375          11,375
Surplus                                              30,258          30,269
Retained earnings                                    43,343          41,346
Accumulated other comprehensive
   income (loss)                                      3,038          (2,583)
Less treasury stock, at cost,
   247,159 in 2010 and 247,641
   shares in 2009                                    (6,224)         (6,240)
                                                   ________        ________
      TOTAL STOCKHOLDERS' EQUITY                   $ 81,790        $ 74,167
                                                   ________        ________
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                      $801,115        $758,330
                                                   ========        ========

See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2010             2009
INTEREST INCOME
Interest and fees on loans                           $6,086          $6,220
Interest and dividend income
   on securities                                      3,433           3,183
Deposits in banks                                         9               3
                                                     ______          ______
   Total interest income                             $9,528          $9,406
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $2,319          $2,887
Short-term borrowings                                    57              79
Long-term borrowings                                    948             984
                                                     ______          ______
   Total interest expense                            $3,324          $3,950
                                                     ______          ______
   Net interest income                               $6,204          $5,456
Provision for loan losses                               400             175
                                                     ______          ______
   Net interest income after
      provision for loan losses                      $5,804          $5,281
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  175          $  103
Service charges and fees                                401             414
Bank owned life insurance income                        192             189
ATM fees and debit card income                          208             175
Gain on sale of loans                                    97              96
Investment securities gains
   (losses) - net                                       245               7
Other                                                    77             326
                                                     ______          ______
   Total non-interest income                         $1,395          $1,310
                                                     ______          ______
NON-INTEREST EXPENSE
Salaries and employee benefits                       $2,228          $1,975
Occupancy, net                                          350             285
Furniture and equipment                                 364             322
Professional services                                   166              86
State shares tax                                        177             174
FDIC Insurance                                          219             593
Other                                                   774             725
                                                     ______          ______
   Total non-interest expenses                       $4,278          $4,160
                                                     ______          ______
Income before income taxes                           $2,921          $2,431
Income tax expense                                      608             268
                                                     ______          ______
Net Income                                           $2,313          $2,163
                                                     ======          ======
PER SHARE DATA
   Net Income Per Share:
      Basic                                          $  .83          $  .39
      Diluted                                           .83             .39
      Cash dividends per share                          .46             .23


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2010              2009
INTEREST INCOME
Interest and fees on loans                         $12,085         $12,405
Interest and dividend income
   on securities                                     6,864           6,361
Deposits in banks                                       12               3
                                                   _______         _______
   Total interest income                           $18,961         $18,769
                                                   _______         _______
INTEREST EXPENSE
Deposits                                           $ 4,783         $ 5,827
Short-term borrowings                                                            108       201
Long-term borrowings                                 1,902           1,957
                                                   _______         _______
   Total interest expense                          $ 6,793         $ 7,985
                                                   _______         _______
   Net interest income                             $12,168         $10,784
Provision for loan losses                              600             450
                                                   _______         _______
   Net interest income after
      provision for loan losses                    $11,568         $10,334
                                                   _______         _______
NON-INTEREST INCOME
Trust department                                   $   347         $   226
Service charges and fees                               768             808
Bank owned life insurance income                       380             373
ATM fees and debit card income                         393             326
Gain on sale of loans                                  196              96
Investment securities gains
   (losses) - net                                      209             133
Other                                                  198             384
                                                   _______         _______
   Total non-interest income                       $ 2,491         $ 2,346
                                                   _______         _______
NON-INTEREST EXPENSE
Salaries and employee benefits                     $ 4,438         $ 3,867
Occupancy, net                                         692             570
Furniture and equipment                                693             544
Professional services                                  350             171
State shares tax                                       354             346
FDIC Insurance                                         421             775
Other                                                1,451           1,403
                                                   _______         _______
   Total non-interest expenses                     $ 8,399         $ 7,676
                                                   _______         _______
Income before income taxes                         $ 5,660         $ 5,004
Income tax expense                                   1,160             739
                                                   _______         _______
Net Income                                         $ 4,500         $ 4,265
                                                   =======         =======
PER SHARE DATA
   Net Income Per Share:
      Basic                                        $   .83         $   .78
      Diluted                                          .83             .78
      Cash dividends per share                         .46             .46



See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
                                (Unaudited)


(Amounts in thousands)

                                                      2010         2009
OPERATING ACTIVITIES
Net income                                        $  4,500        $  4,265
Adjustments to reconcile net
   income to net cash used in
   operating activities:
   Provision or loan losses                            600             450
   Provision for depreciation
      and amortization                                 487             339
   Premium amortization on
      investment securities                            310             106
   Accretion of core deposit
      net discount                                     141             130
   Discount accretion on
      investment securities                           (708)           (541)
   Gain on sale of mortgage loans                     (196)            (96)
   Proceeds from sale of
      mortgage loans                                 6,428             526
   Originations of mortgage loans
      for resale                                    (6,103)        (13,869)
   Gain on sales of investment
      securities                                      (209)           (133)
   Deferred income tax (benefit)                       (55)           (136)
   Increase in interest receivable
      and other assets                                 (60)           (542)
   Decrease in prepaid FDIC insurance                  369               0
   Increase in cash surrender value
      of bank owned life insurance                    (380)           (373)
Increase/(Decrease) in interest
   payable, accrued expenses and
   other liabilities                                   200            (199)
                                                  ________        ________
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                        $  5,324        $(10,073)
                                                  ________        ________
INVESTING ACTIVITIES
   Purchases of investment
      securities                                  $(26,880)       $(51,594)
   Proceeds from sales of
      investment securities
      available for sale                            18,081          33,886
   Proceeds from Bank Owned
      Life Insurance                                     0             530
   Proceeds from maturities and
      redemptions of investment
      securities available for sale                 12,235          13,551
   Proceeds from maturities and
      redemption of investment
      securities held to maturity                    2,729               8
   Net increase (decrease) in loans                (11,025)         12,277
   Purchase of premises and
      equipment                                       (684)         (1,922)
   Proceeds from sale of foreclosed
      assets                                           200             155
   Purchase of investment in real
      estate venture                                (1,084)              0
                                                   _______         _______
   NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                         $(6,428)        $ 6,891
                                                   _______         _______
FINANCING ACTIVITIES
   Net increase in deposits                        $29,498         $54,805
   Net increase (decrease) in
      short-term borrowings                          3,991         (36,750)
   Proceeds from long-term
      borrowings                                     7,000               0
   Repayment of long-term
      borrowings                                    (5,527)            (25)
   Proceeds from issuance of
      treasury stock under
      stock option plan                                  5               0
   Cash dividends                                   (2,503)         (2,502)
   NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                   $32,464         $15,528

INCREASE IN CASH AND CASH
   EQUIVALENTS                                     $31,360         $12,346
CASH AND CASH EQUIVALENTS,
   BEGINNING                                        11,426           9,951
                                                   _______         _______
CASH AND CASH EQUIVALENTS, ENDING                  $42,786         $22,297
                                                   =======         =======

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Cash paid during period for
      Interest                                     $ 6,065         $ 7,818
      Income Taxes                                     689             963


See Accompanying Notes to Consolidated Financial Statements


              FIRST KEYSTONE CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2010
                             (Unaudited)


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

RESTRICTED SECURITIES

     Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh ("FHLB Pittsburgh"), Atlantic Central Bankers Bank ("ACBB") and Federal Reserve Bank and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB Pittsburgh, ACBB, the Federal Reserve Bank or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At June 30, 2010 and December 31, 2009, the Corporation held $6,661,000 in stock of FHLB Pittsburgh, $35,000 in stock of ACBB and $1,443,000 in stock of Federal Reserve Bank.

     The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation's consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB's mortgage portfolio to the FHLB's liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation's restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution's operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at June 30, 2010 and December 31, 2009.

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

PREMISES AND EQUIPMENT

     Premises, improvements, and equipment are stated at cost less accumulated depreciation computed principally utilizing the straight line method over the estimated useful lives of the assets. Long lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value may not be recovered. Maintenance and minor repairs are charged to operations as incurred. The cost and accumulated depreciation of the premises and equipment retired or sold are eliminated from the property accounts at the time of retirement or sale, and the resulting gain or loss is reflected in current operations.

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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $150,000 at June 30, 2010 and $330,000 at December 31, 2009.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $187,000 in 2010 and 2009. The amortization of the investments in the limited partnerships were $80,000 and $77,000 for the six months ended June 30, 2010 and 2009. The carrying value of the investments as of June 30, 2010 and December 31, 2009 were $1,693,000 and $690,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. The Bank made an investment of $1,084,000 in a limited partnership on April 28, 2010 for a local affordable residential low income housing apartment building.

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

     FASB ASC 805 - In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No 141R - Business Combinations). The new guidance establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard became effective for the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation's consolidated financial position or results of operations.

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

     FASB ASC 860 - In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing (Statement No. 166 - Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the impact of adopting the new standard on the consolidated financial statements.

     FASB ASC 810-10 - In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 - Amendments to FASB Interpretation No. 46R). The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity's involvement with a variable interest entity. The new guidance will become effective for the Corporation on January 1, 2010 and the Corporation is currently evaluating the impact of adopting the standard on the consolidated financial statements.

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

     FASB ASC 715-20-50 - In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, Compensation Retirement Benefits - Defined Benefit Plans - General (FASB Staff Position No. 132R- 1, Employers' Disclosures about Postretirement Benefit Plan Assets). This provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This standard becomes effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six months ended June 30, 2010 and 2009 was approximately $121,000 and $116,000, respectively.

SUBSEQUENT EVENTS

     Management has evaluated subsequent events for reporting and disclosure in these financial statements through August 6, 2010, the date the consolidated financial statements were issued.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2010 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.


NOTE 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended June 30, 2010 and June 30, 2009 were as follows:


(amounts in thousands)

                                         June 30,           June 30,
                                           2010               2009
                                           ____               ____
Balance, January 1                           $5,322            $5,195
Provision charged to operations                 600               450
Loans charged off                              (398)             (431)
Recoveries                                       10                11
                                             ______            ______
Balance, June 30                             $5,534            $5,225
                                             ======            ======


     At June 30, 2010, the recorded investment in loans that are non-accruing was $9,231,000, of which $6,971,000 was considered impaired. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance along with any other potential losses.

     At June 30, 2010 there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

     Non-accrual loans at June 30, 2010 and December 31, 2009 were $9,231,000 and $2,948,000, respectively.

     Loans past due 90 days or more and still accruing interest amounted to $107,000 and $140,000 on June 30, 2010 and December 31, 2009, respectively.

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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at June 30, 2010, and December 31, 2009, were as follows:


(amounts in thousands)

                                                 June 30,        December 31,
                                                  2010             2009
                                                  ____             ____
Financial instruments whose contract
   amounts represent credit risk:
   Commitments to extend credit                    $60,596          $63,247
   Financial standby letters of
      credit                                           805              843
   Performance standby letters of
      credit                                         5,857            5,806



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


NOTE 6.  STOCKHOLDERS' EQUITY

     Changes in Stockholders' Equity for the period ended June 30, 2010 were are follows:




(Amounts in thousands, except common share data)

                                                                    Compre-
                                         Common                     hensive
                                          Stock        Surplus       Income
                                          _____        _______        _____
Balance at January 1, 2010                 $11,375        $30,269

Comprehensive Income:
  Net Income                                                           $ 4,500
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax effects                                           5,621
                                                                       _______
Total Comprehensive
    income (loss)                                                      $10,121
                                                                       =======
Issuance of 482 of treasury
   stock upon exercise of
   employee stock options                                     (11)
Cash dividends -
    $.46 per share
                                           _______        _______

Balance at June 30, 2010                   $11,375        $30,258
                                           =======        =======


(Amounts in thousands, except common share data)

                                                             Accumulated
                                                                Other
                                                Retained     Comprehensive
                                                Earnings     Income (Loss)
                                                ________     _____________
Balance at January 1, 2010                        $41,346        $(2,583)

Comprehensive Income:
  Net Income                                        4,500
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax effects                                     5,621
Total Comprehensive
    income (loss)
Issuance of 482 of treasury
   stock upon exercise of
   employee stock options
Cash dividends -
    $.46 per share                                 (2,503)
                                                  _______         ______
Balance at June 30, 2010                          $43,343         $3,038
                                                  =======         ======



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2010                        $(6,240)       $74,167

Comprehensive Income:
  Net Income                                                       4,500
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax effects                                     5,621
Total Comprehensive
    income (loss)
Issuance of 482 of treasury
   stock upon exercise of
   employee stock options                              16              5
Cash dividends -
    $.46 per share                                                (2,503)
                                                  _______        _______
Balance at June 30, 2010                          $(6,224)       $81,790
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

     The results of operations for the six month period ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2010, and the related consolidated statements of income for the three and six month periods ended June 30, 2010 and 2009 and cash flows for the six month periods ended June 30, 2010, and 2009. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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






/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP




Kingston, Pennsylvania
August 6, 2010

ITEM 2.   First Keystone Corporation Management's
          Discussion and Analysis of Financial Condition and Results of Operation as of June 30, 2010


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

THE DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT MAY
AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, LIQUIDITY AND
STOCK PRICE.

     On July 21, 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd Frank Act, was signed into law. The Dodd Frank Act provisions affecting large and small financial institutions, including several provisions that will profoundly affect how community banks and bank holding companies will be regulated in the future. Among other things, these provisions relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank holding companies. In addition, there is significant uncertainty about the full impact of the Dodd Frank Act because many of its provisions require subsequent regulatory rule making.

     The Dodd Frank Act establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given authority to promulgate consumer protection regulations applicable to all entities offering financial services or products, including banks. Additionally, the Dodd Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and prepayments.

     The Dodd Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the Company's operating environment in substantial and unpredictable ways. Consequently, the Dodd Frank Act is likely to affect our cost of doing business, it may limit or expand the activities in which the Company permissibly may engage, and it may affect the competitive balance within the Company's industry and market areas.

     The Dodd Frank Act and the regulations to be adopted thereunder are expected to subject the Company and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on its business, financial condition, results of operations or the price of the Company's common stock, and the Company's ability to continue to conduct business consistent with historical practices.


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the second quarter of 2010 of $2,313,000, an increase of $150,000, or 6.9% from the second quarter of 2009. Six months net income for the period ended June 30, 2010 amounted to $4,500,000, an increase of $235,000, or 5.5% from the $4,265,000 net income reported June 30, 2009. Net interest income increased in both the second quarter of 2010 and for the six months ending June 30, 2010, when compared to the same periods in 2009. Our net interest margin did increase to 3.61% for the second quarter of 2010, up from 3.56% in the second quarter of 2009. Our net interest margin for the six months ended June 30, 2010 was 3.59%. The net interest margin and net interest income increases are primarily a result of a continued steepened yield curve and reduced interest rates on deposits and liabilities. Also, an increase in non interest income in the second quarter and for the six months ended June 30, 2010, helped increase earnings. On a per share basis, net income per share increased to $.83 for the first six months of 2010 compared to $.78 for the first six months of 2009, while dividends were at $.46 per share, unchanged from the first two quarters of 2009.

     Year to date net income annualized amounts to a return on average common equity of 11.54% and a return on assets of 1.11%.
For the six months ended June 30, 2009, these measures were 12.08% and 1.16%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 2010, interest income amounted to $9,528,000, an increase of $122,000 or 1.3% from the second quarter of 2009. Interest expense amounted to $3,324,000 in the second quarter of 2010, a decrease of $626,000, or 15.8% from the second quarter of 2009. As a result, net interest income amounted to $6,204,000 in the second quarter of 2010, an increase of $748,000, or 13.7% from the second quarter of 2009. Year to date for the six months ended June 30, 2010, net interest income increased $1,384,000, or 12.8% to $12,168,000 from $10,784,000 in 2009.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended June 30, 2010, was $400,000, an increase of $225,000 from the second quarter of 2009. Year to date, the provision for loan losses amounts to $600,000 in 2010, an increase of $150,000 from June 30, 2009. The increased provision for loan losses was a result of increased non performing assets. Net charge offs amounted to $398,000 for the six months ended June 30, 2010, as compared to $431,000 for the first six months of 2009.

     The allowance for loan losses as a percentage of loans, net of unearned interest remains strong at 1.33% as of June 30, 2010, as compared to 1.31% as of December 31, 2009.


NON-INTEREST INCOME

     Total non interest or other income was $1,395,000 for the quarter ended June 30, 2010, as compared to $1,310,000 for the quarter ended June 30, 2009. Excluding investment securities gains and losses, non interest income was $1,150,000 for the second quarter of 2010, as compared to $1,303,000 in the second quarter of 2009, a decrease of 11.7%. For the six months ended June 30, 2010, total non interest income was $2,491,000, an increase of $145,000, or 6.2% from the first six months of 2009. Excluding investment securities gains, non interest income for the six months ended June 30, 2010, was $2,282,000, an increase of 3.1% from the $2,213,000 reported for the first six months of 2009.


NON-INTEREST EXPENSES

     Total non interest or other expenses was $4,278,000 for the quarter ended June 30, 2010, as compared to $4,160,000 for the quarter ended June 30, 2009, an increase of 2.8%. Salaries and employee benefits, occupancy, furniture and equipment expense, professional services, state shares tax, and other expenses all increased during the second quarter of 2010. FDIC insurance expenses decreased in the second quarter of 2010 by $374,000 from the second quarter of 2009, since we were not subject to a special FDIC insurance assessment in 2010 as we were in the previous year.

     For the six months ended June 30, 2010, total non interest expense was $8,399,000, an increase of $723,000, or 9.4% over the first six months of 2009. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 52.8% of total non interest expense for the six months ended June 30, 2010, as compared to 50.4% for the first six months of 2009. Salaries and benefits amounted to $4,438,000 for the six months ended June 30, 2010, an increase of $571,000, or 14.8% from the first six months of 2009. The increase in salaries and benefits reflects normal salary adjustments, increased health insurance expenses and six new hires for our Mountain Top office which opened in the fourth quarter of 2009. Net occupancy expense, including furniture and equipment, amounted to $1,385,000 for the six months ended June 30, 2010, an increase of $271,000, or 24.3% from 2009. The increase in occupancy, including furniture and equipment, is primarily from our new branch office opening in the fourth quarter of 2009. Expenses for professional services increased $179,000 from the first six months of 2009. State shares tax increased by $8,000 or 2.3% over the first six months of 2009. FDIC insurance was $421,000, a substantial decrease from the $775,000 in FDIC insurance as of June 30, 2009. The decrease reflects an elimination of a special one time assessment levied by the FDIC on all banks in 2009. Other non interest expenses amounted to $1,451,000 for the six months ended June 30, 2010, an increase of $48,000, or 3.4% from the first six months of 2009. Even with the increase in non interest expenses in 2010, our overall non interest expense continues at approximately 2.1% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Despite an increase in our effective income tax rates, our overall tax planning has helped produce favorable net income. The effective total income tax rate was 20.8% for the second quarter of 2010 as compared to 11.0% for the second quarter of 2009. For the six months ended June 30, 2010, our tax expense amounted to $1,160,000 for an effective tax rate of 20.5% as compared to an effective tax rate of 14.8% for the first six months of 2009.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $801,115,000 as of June 30, 2010, an increase of $42,785,000, or 5.6% over year end 2009. Total deposits increased to $610,065,000 as of June 30, 2010, an increase of $29,496,000, or 5.1% over year end 2009.

     The Corporation increased short term borrowings by $3,991,000, or 22.9% as of June 30, 2010, when compared to year end 2009. Also, long term borrowings increased slightly by $1,455,000 to $84,431,000 from year end 2009, an increase of 1.8%.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased to $417,247,000 as of June 30, 2010, an increase of $10,550,000 from $406,697,000, or 2.6% since year end 2009. The loan portfolio continues to be well diversified. Asset quality has declined with both net charge offs and non performing assets increasing since year end 2009.

     In addition to loans, another primary earning asset is our investment portfolio which increased in size from December 31, 2009, to June 30, 2010. Available for sale securities amounted to $273,353,000 as of June 30, 2010, an increase of $11,807,000, or
4.4% from year end 2009. Held to maturity securities decreased to $4,273,000 as of June 30, 2010, a decrease of $701,000, or 14.1%
from year end 2009.


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

NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of June 30, 2010, total non performing assets were $9,488,000 as compared to $3,418,000 on December 31, 2009. Non performing assets to total loans and foreclosed assets was 2.27% as of June 30, 2010, and .84% as of December 31, 2009.

     At June 30, 2010 the recorded investment in loans that are considered to be impaired was $6,971,000, all of which were on non accrual basis. The related reserve for loan losses for those loans was $1,319,000.

     At March 31, 2010 the recorded investment in loans that are considered to be impaired is $3,935,000, all of which were on non accrual basis. The related reserve for loan losses for those loans was $902,000.

     At December 31, 2009 the recorded investment in loans that are considered to be impaired was $2,948,000, all of which were on non accrual basis. The related reserve for loan losses for those loans was $834,000.



Table: Non-Performing Assets


(Amounts in thousands)

                                                                     Year-End
                                         June 30,    March 31,      December
                                          2010         2010           2009
                                          ____         ____           ____
Non-accruing loans:
   Commercial secured
      by real estate                        $7,510       $2,935        $1,933
   Commercial - other                        1,253          784           797
   Tax exempt                                    0            0             0
   Real estate - residential                   468          216           218
   Consumer                                      0            0             0
                                            ______       ______        ______
Total non-accruing loans                    $9,231       $3,935        $2,948
Restructured loans                               0            0             0
                                            ______       ______        ______
Total impaired loans                         9,231        3,935         2,948
Loans past-due 90 days
   or more and still accruing                  107           95           140
Other real estate owned                        150          330           330
                                            ______       ______        ______
Total non-performing assets                 $9,488       $4,360        $3,418
                                            ======       ======        ======



     As of June 30, 2010, the increase in non accruing loans in the second quarter of 2010 consisted of six borrowers with loans which totaled approximately $5,415,000. Of that total, $4,653,000 was commercial secured by real estate, $508,000 was commercial, other, and $254,000 was real estate, residential.

    Interest income received on non performing loans as of June 30, 2010, was $87,000 compared to $61,000 as of December 31, 2009.
Interest income, which would have been recorded on these loans under the original terms as of June 30, 2010, and December 31, 2009 was $412,000 and $242,000, respectively. As of June 30, 2010 and December 31, 2009, there were no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     As indicated previously, total deposits increased by $29,496,000 as non interest bearing deposits increased by $3,608,000 and interest bearing deposits increased by $25,888,000 as of June 30, 2010, from year end 2009. Total short term and long term borrowings increased $5,446,000 as of June 30, 2010 to $105,884,000, as compared to $100,438,000 in total borrowings as of year end 2009.

CAPITAL STRENGTH

    Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains or losses on investment securities available for sale increased shareholders' equity, or capital, net of taxes, by $3,038,000 as of June 30, 2010, and decreased capital by $2,583,000 as of December 31, 2009. Treasury stock had an effect of reducing our total stockholders' equity by $6,224,000 on June 30, 2010, and $6,240,000 on December 31, 2009.

    Total stockholders' equity was $81,790,000 as of June 30, 2010, and $74,167,000 as of December 31, 2009. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2010, our leverage ratio was 7.22% compared to 7.44% as of December 31, 2009. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2010, were 10.81% and 11.84%, respectively. The same ratios as of December 31, 2009, were 10.86% and 11,90%, respectively.


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


ITEM 3.   Quantitative and Qualitative Disclosures
          About Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2009. The composition of rate sensitive assets and rate sensitive liabilities as of June 30, 2010 is very similar to December 31, 2009.


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

                     PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

             None.


Item 1A. There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" in our Annual Report on Form 10K for the year ended December 31, 2009.


Item 2.      Changes in Securities, Use of Proceeds and Issuer
             Purchases of Equity Securities


                                                     Total
                                                    Number          Maximum
                                                   of Shares       Number of
                                                   Purchased      Shares That
                                                  as Part of      May Yet Be
                     Total                         Publicly       Purchased
                      Number        Average       Announced       Under the
                   of Shares      Price Paid       Plans or         Plans or
     Period        Purchased       per Share       Programs         Programs
     ______        _________       _________       ________         ________
April 1 -
April 30,
2010               ----           ----            ----           112,098

May 1 -
May 31,
2010               ----           ----            ----           112,098

June 1 -
June 30,
2010               ----           ----            ----           112,098

Total              ----           ----            ----           112,098



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

10.2                   Management Incentive Compensation Plan
                       (Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10Q for the quarter ended March 31, 2010).

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

14 Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant's Report on Form 8K dated January 9, 2007).

31.1                   Rule 13a-15(a) and 15d-15(e) Certification of
                       Chief Executive Officer.

31.2                   Rule 13a-15(a) and 15d-15(e) Certification of
                       Chief Financial Officer.

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


                             FIRST KEYSTONE CORPORATION
                             Registrant


August 5, 2010               /s/ J. Gerald Bazewicz
                             J. Gerald Bazewicz
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)



August 5, 2010               /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Chief Financial Officer
                             (Principal Accounting Officer)

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

10.2               Management Incentive Compensation Plan
                   (Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10Q for the quarter ended March 31, 2010).

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