Form 10-Q
period 2010-09-30
FIRST KEYSTONE CORP
filed 2010-11-09
CIK 737875

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington,  D.C.  20549

                               FORM 10Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2010

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

On November 5, 2010 there were 5,444,177 shares of the Registrant's common stock outstanding.

                   PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                                                  September       December
                                                     2010          2009
                                                 (Unaudited)
ASSETS
Cash and due from banks                            $  4,742        $  4,199
Interest-bearing deposits in
   other banks                                       17,159           7,227
Federal funds sold                                    3,000               0
Investment securities available-
   for-sale carried at estimated
   fair value                                       304,901         269,685
Investment securities, held-to-
   maturity securities estimated
   fair value of $7,322 and $4,936                    7,274           4,974
Restricted securities at cost                         8,139           8,139
Loans, net of unearned income                       413,193         406,697
Allowance for loan losses                            (5,217)         (5,322)
                                                   ________        ________
   Net loans                                       $407,976        $401,375
                                                   ________        ________
Premises and equipment, net                          11,919          11,465
Accrued interest receivable                           4,420           4,213
Cash surrender value of bank owned
   life insurance                                    18,195          17,622
Goodwill                                             19,133          19,133
Prepaid FDIC insurance                                2,216           2,780
Other assets                                          6,247           7,518
                                                   ________        ________
      TOTAL ASSETS                                 $815,321        $758,330
                                                   ========        ========
LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
Deposits
   Non-interest bearing                            $ 65,466        $ 61,779
   Interest bearing                                 562,133         518,790
                                                   ________        ________
      TOTAL DEPOSITS                               $627,599        $580,569

Short-term borrowings                                23,024          17,462
Long-term borrowings                                 73,415          82,976
Accrued interest and other expenses                   2,934           3,101
Other liabilities                                     1,622              55
                                                   ________        ________
      TOTAL LIABILITIES                            $728,594        $684,163
                                                   ________        ________
STOCKHOLDERS' EQUITY
Common stock, par value $2.00
   per share                                         11,375          11,375
Surplus                                              30,175          30,269
Retained earnings                                    44,582          41,346
Accumulated other comprehensive
   income (loss)                                      6,699          (2,583)
Less treasury stock, at cost, 243,641
   shares in 2010 and 247,641 shares
   in 2009                                           (6,104)         (6,240)
                                                   ________        ________
      TOTAL STOCKHOLDERS' EQUITY                   $ 86,727        $ 74,167
                                                   ________        ________
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                      $815,321        $758,330
                                                   ========        ========

See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2010             2009
INTEREST INCOME
Interest and fees on loans                           $6,205          $6,216
Interest and dividend income on
   securities                                         3,371           3,213
Deposits in banks                                         9               4
                                                     ______          ______
   Total Interest Income                             $9,585          $9,433
                                                     ______          ______
INTEREST EXPENSE
Deposits                                             $2,208          $2,823
Short-term borrowings                                    61              85
Long-term borrowings                                    823             990
                                                     ______          ______
   Total Interest Expense                            $3,092          $3,898
                                                     ______          ______
   Net interest income                               $6,493          $5,535
Provision for loan losses                             1,075             150
                                                     ______          ______
   Net interest income after
      provision for loan losses                      $5,418          $5,385
                                                     ______          ______
NON-INTEREST INCOME
Trust department                                     $  153          $  112
Service charges and fees                                372             433
Bank owned life insurance income                        193             184
ATM fees and debit card income                          204             178
Gain on sale of loans                                   336              57
Investment securities gains
   (losses) - net                                       (11)            (11)
Recovery on loss due to defalcation                     800               0
Other                                                    26             120
                                                     ______          ______
   Total non-interest income                         $2,073          $1,073

NON-INTEREST EXPENSES
Salaries and employee benefits                       $2,281          $2,023
Occupancy, net                                          291             307
Furniture and equipment                                 308             283
Professional services                                   315             132
State shares tax                                        177             177
FDIC Insurance                                          213             204
Other                                                   703             762
                                                     ______          ______
   Total non-interest expenses                       $4,288          $3,888
                                                     ______          ______
Income before income taxes                           $3,203          $2,570
Income tax expense                                      713             484
                                                     ______          ______
Net Income                                           $2,490          $2,086
                                                     ======          ======
PER SHARE DATA
   Basic                                             $  .45          $  .39
   Diluted                                              .45             .39
   Cash dividends                                       .23             .23


See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                                (Unaudited)


(Amounts in thousands except per share data)

                                                 2010              2009
INTEREST INCOME
Interest and fees on loans                         $18,290         $18,621
Interest and dividend income on
   securities                                       10,235           9,574
Deposits in banks                                       21               7
                                                   _______         _______
   Total interest income                           $28,546         $28,202

INTEREST EXPENSE
Deposits                                           $ 6,991         $ 8,650
Short-term borrowings                                  169             286
Long-term borrowings                                 2,725           2,947
                                                   _______         _______
   Total interest expense                          $ 9,885         $11,883
                                                   _______         _______
   Net interest income                             $18,661         $16,319
Provision for loan losses                            1,675             600
                                                   _______         _______
   Net interest income after
      provision for loan losses                    $16,986         $15,719
                                                   _______         _______
NON-INTEREST INCOME
Trust department                                   $   500         $   338
Service charges and fees                             1,140           1,241
Bank owned life insurance income                       573             557
ATM fees and debit card income                         597             504
Gain on sale of loans                                  532             153
Investment securities gains
   (losses) - net                                      198             122
Recovery on loss due to defalcation                    800               0
Other                                                  224             504
                                                   _______         _______
   Total non-interest income                       $ 4,564         $ 3,419
                                                   _______         _______
NON-INTEREST EXPENSE
Salaries and employee benefits                     $ 6,719         $ 5,890
Occupancy, net                                         983             877
Furniture and equipment                              1,001             827
Professional services                                  665             303
State shares tax                                       531             523
FDIC Insurance                                         634             979
Other                                                2,154           2,165
                                                   _______         _______
   Total non-interest expenses                     $12,687         $11,564
                                                   _______         _______
Income before income taxes                         $ 8,863         $ 7,574
Income tax expense                                   1,873           1,223
                                                   _______         _______
Net Income                                         $ 6,990         $ 6,351
                                                   =======         =======
PER SHARE DATA
   Basic                                           $  1.28         $  1.17
   Diluted                                            1.28            1.17
   Cash Dividends                                      .69             .69



See Accompanying Notes to Consolidated Financial Statements



                 FIRST KEYSTONE CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED September 30, 2010 AND 2009
                                (Unaudited)

(Amounts in thousands)
                                                      2010         2009
OPERATING ACTIVITIES
Net income                                        $  6,990        $  6,351
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
Provision for loan losses                            1,675             600
Provision for depreciation
   and amortization                                    742             526
Premium amortization on
   investment securities                               531             199
Accretion of core deposit
   net discount                                        214             200
Discount accretion on investment
   securities                                       (1,025)           (891)
Gain on sale of mortgage loans                        (532)           (153)
Proceeds from sale of mortgage
   loans                                            15,860          14,751
Originations of mortgage loans
   for resale                                      (11,635)        (19,300)
Gain(loss) on sale of foreclosed
   real estate                                         (20)              5
Gain on sales of investment
   securities                                         (198)           (122)
Deferred income tax (benefit)                           73            (145)
(Increase) decrease in interest
   receivable and other assets                      (1,072)            113
Decrease in prepaid FDIC Insurance                     564               0
Increase in cash surrender value
   of bank owned life insurance                       (573)           (557)
Increase (decrease) in interest
   payable, accrued expenses
   and other liabilities                                47            (173)
                                                  ________        ________
Net Cash Provided by Operating
   Activities                                     $ 11,641        $  1,404

INVESTING ACTIVITIES
Purchases of investment
   securities available-for-sale                  $(52,958)       $(87,155)
Purchase of investment securities
   held-to-maturity                                 (5,036)         (2,000)
Proceeds from sales of investment
   securities available-for-sale                    18,216          53,932
Proceeds from maturities and
   redemptions of investment
   securities available-for-sale                    14,297          17,440
Proceeds from bank owned life
   insurance                                             0             530
Proceeds from maturities and
   redemption of investment
   securities held-to-maturity                       2,733              12
Net (increase) decrease in loans                   (12,715)          4,394
Purchase of premises and equipment                  (1,160)         (2,685)
Proceeds from sale of foreclosed
   assets                                              200             155
Purchase of investment in real
   estate venture                                   (1,084)              0
                                                  ________        ________
Net Cash Used by Investing
   Activities                                     $(37,507)       $(15,377)
                                                  ________        ________

FINANCING ACTIVITIES
Net increase in deposits                          $ 47,032        $ 71,797
Net increase (decrease) in
   short-term borrowings                             5,562         (32,049)
Proceeds from long-term borrowings                   7,000               0
Repayment of long-term borrowings                  (16,541)         (7,038)
Proceeds from sale of treasury stock                    42               0
Cash dividends                                      (3,754)         (3,753)
                                                  ________        ________
Net Cash Provided by Financing
  Activities                                      $ 39,341        $ 28,957
Increase in Cash and Cash
  Equivalents                                       13,475          14,984
Cash and Cash Equivalents, Beginning                11,426           9,951
                                                  ________        ________
Cash and Cash Equivalents, Ending                 $ 24,901        $ 24,935
                                                  ========        ========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
Cash paid during period for:
   Interest                                       $ 10,144        $ 11,975
   Income Taxes                                      1,436           1,151

See Accompanying Notes to Consolidated Financial Statements


                      FIRST KEYSTONE CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2010
                             (Unaudited)


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies of First Keystone Corporation and Subsidiary (the "Corporation") are in accordance with accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of First Keystone Corporation and its wholly owned Subsidiary, First Keystone Community Bank (the "Bank"). All significant inter-company balances and transactions have been eliminated in consolidation.

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

RESTRICTED SECURITIES

     Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh ("FHLB Pittsburgh"), Atlantic Central Bankers Bank ("ACBB") and Federal Reserve Bank and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB Pittsburgh, ACBB, the Federal Reserve Bank or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At September 30, 2010 and December 31, 2009, the Corporation held $6,661,000 in stock of FHLB Pittsburgh, $35,000 in stock of ACBB and $1,443,000 in stock of Federal Reserve Bank.

     The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation's consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB's mortgage portfolio to the FHLB's liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation's restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution's operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at September 30, 2010 and December 31, 2009.

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

FORECLOSED REAL ESTATE

     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non interest income and expense. The total of foreclosed real estate properties included in other assets amounted to $960,000 at September 30, 2010 and $330,000 at December 31, 2009.

BANK OWNED LIFE INSURANCE

     The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

INVESTMENTS IN REAL ESTATE VENTURES

     The Bank is a limited partner in real estate ventures that own and operate affordable residential low income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $187,000 in 2010 and 2009. The amortization of the investments in the limited partnerships were $120,000 and $116,000 for the nine months ended September 30, 2010 and 2009. The carrying value of the investments as of September 30, 2010 and December 31, 2009 were $1,653,000 and $690,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

CASH FLOW INFORMATION

     For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and due from other banks and interest bearing deposits in other banks. The Corporation considers cash classified as interest bearing deposits with other banks and federal funds sold as a cash equivalent since they are represented by cash accounts essentially on a demand basis.

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

     FASB ASC 860 - In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing (Statement No. 166 - Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the impact of adopting the new standard on the consolidated financial statements.

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

     SAB 112 - In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 ("SAB 112"). SAB 112 revises or rescinds portions of the interpretative guidance included in the Staff Accounting Bulletin series in order to make the interpretative guidance consistent with the recent pronouncements by the FASB, specifically FASB ASC 805 and FASB ASC 810-10 (SFAS No. 141R and SFAS No. 160). SAB 112 was effective for the Corporation as of June 30, 2009. There was no material impact to the Corporation's consolidated financial position or results of operations upon adoption.

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

     FASB ASC 505-20 - In January 2010, the FASB issued an update (ASC No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash) impacting FASB ASC 505-20, Equity, Stock Dividends and Stock Splits. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share and is not a stock dividend. This update became effective for the Corporation for interim and annual periods ending after December 15, 2009 and did not have a material impact on the Corporation's consolidated financial position or results of operations.

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

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine months ended September 30, 2010 and 2009 was approximately
$172,000 and $190,000, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2010 consolidated financial statements. Such reclassifications have no effect on the Corporation's consolidated financial condition or net income.

Note 2.  ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the periods ended September 30, 2010, and September 30, 2009, were as follows:


(amounts in thousands)

                                      September 30,      September 30,
                                           2010               2009
                                           ____               ____
Balance, January 1                           $5,322            $5,195
Provision charged to operations               1,675               600
Loans charged off                            (1,826)             (559)
Recoveries                                       46                39
                                             ______            ______
Balance, September 30                        $5,217            $5,275
                                             ======            ======


     At September 30, 2010, the total recorded investment in loans that are considered to be impaired as defined by FASB ASC 310-10-35 Receivable Subsequent Measurement (SFAS No. 114) was $3,975,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by the standard along with any other potential losses.

     At September 30, 2010, there were no significant commitments to lend additional funds with respect to non accrual and restructured loans.

     Non accrual loans at September 30, 2010 and December 31, 2009 were $3,975,000 and $2,948,000, respectively, all of which were considered impaired.

     Loans past due 90 days or more and still accruing interest amounted to $437,000 and $140,000 on September 30, 2010 and December 31, 2009, respectively.


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

     The Corporation may require collateral or other security to support financial instruments with off balance sheet credit risk.
The contract or notional amounts at September 30, 2010 and December 31, 2009 were as follows:


(amounts in thousands)
                                               September 30,    December 31,
                                                  2010             2009
                                                  ____             ____
Financial instruments whose
   contract amounts represent
   credit risk:
   Commitments to extend credit                    $57,462          $63,247
   Financial standby letters of
     credit                                            804              843
   Performance standby letters
     of credit                                       5,707            5,806



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

     The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour, and Monroe Pennsylvania. It is management's opinion that the loan portfolio was well balanced and diversified at September 30, 2010, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region's economy.

Note 6.  STOCKHOLDERS' EQUITY

    Changes in Stockholders' Equity for the period ended September 30, 2010, were are follows:



(Amounts in thousands, except common share data)

                                                                    Compre-
                                         Common                     hensive
                                          Stock        Surplus       Income
                                          _____        _______        _____
Balance at January 1, 2010                 $11,375        $30,269

Comprehensive Income:
  Net Income                                                           $ 6,990
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax effects                                           9,282
                                                                       _______
Total Comprehensive
    income (loss)                                                      $16,272
                                                                       =======
Issuance of 4,051 shares
   of treasury stock upon
   exercise of employee
   stock options                                              (94)
Cash dividends -
    $.69 per share
                                           _______        _______

Balance at September 30, 2010              $11,375        $30,175
                                           =======        =======


(Amounts in thousands, except common share data)

                                                             Accumulated
                                                                Other
                                                Retained     Comprehensive
                                                Earnings     Income (Loss)
                                                ________     _____________
Balance at January 1, 2010                        $41,346        $(2,583)

Comprehensive Income:
  Net Income                                        6,990
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax effects                                     9,282
Total Comprehensive
    income (loss)
Issuance of 4,051 shares
   of treasury stock upon
   exercise of employee
   stock options
Cash dividends -
    $.69 per share                                 (3,754)
                                                  _______         ______
Balance at September 30, 2010                     $44,582         $6,699
                                                  =======         ======



(Amounts in thousands, except common share data)

                                                Treasury
                                                  Stock         Total
                                                  _____         _____
Balance at January 1, 2010                        $(6,240)       $74,167

Comprehensive Income:
  Net Income                                                       6,990
    Change in unrealized
    gain (loss) on
    investment securities
    available-for-sale,
    net of reclassification
    adjustment and tax effects                                     9,282
Total Comprehensive
    income (loss)
Issuance of 4,051 shares
   of treasury stock upon
   exercise of employee
   stock options                                      136             42
Cash dividends -
    $.69 per share                                                (3,754)
                                                  _______        _______
Balance at September 30, 2010                     $(6,104)       $86,727
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:


We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of September 30, 2010, and the related consolidated statements of income for the three and nine month periods ended September 30, 2010 and 2009 and cash flows for the nine month periods ended September 30, 2010 and 2009. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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





/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP



Kingston, Pennsylvania
November 8, 2010

Item 2. First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of September 30, 2010


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

The Dodd Frank Wall Street Reform and consumer Protection Act may affect our financial condition, results of operations, liquidity and stock price.

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

     The Dodd Frank Act establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given authority to promulgate consumer protection regulations applicable to all entities offering financial services or products, including banks. Additionally, the Dodd Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre payments.

     The Dodd Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the Corporation's operating environment in substantial and unpredictable ways. Consequently, the Dodd Frank Act is likely to affect our cost of doing business, it may limit or expand the activities in which the Corporation permissibly may engage, and it may affect the competitive balance within the Corporation's industry and market areas.

     The Dodd Frank Act and the regulations to be adopted thereunder are expected to subject the Corporation and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on its business, financial condition, results of operations or the price of the Corporation's common stock, and the Corporation's ability to continue to conduct business consistent with historical practices.


RESULTS OF OPERATIONS

     First Keystone Corporation realized earnings for the third quarter of 2010 of $2,490,000, an increase of $404,000 or 19.4% from the third quarter of 2009. Nine months net income for the period ended September 30, 2010, amounted to $6,990,000, an increase of $639,000 or 10.1% from the $6,351,000 net income reported September 30, 2009. Net interest income increased in both the third quarter of 2010 and for the first nine months of 2010 when compared to the same period in 2009. The higher net interest income in 2010 was due to a positively sloped yield curve and an expansion of our net interest margin. Earnings in the third quarter were adversely affected by our decision to increase our provision for loan losses resulting from the write down of two commercial loans during the quarter. An increase in non interest income of $1,000,000 was due primarily to the Recovery on loss due to defalcation. Finally, non interest expense increased during the third quarter by $400,000 due to additional hires associated with our Mountain Top office and Professional services due to additional costs associated with regulatory compliance. Earnings for the nine months ended September 30, 2010 were positively affected by increased interest income and non interest income. The increase of 10.1% in net income during the first three quarters of 2010 was accomplished even though Occupancy Expense was up $106,000 and Furniture and equipment expense was up $174,000. On a per share basis, net income per share was $1.28 for the first nine months of 2010, as compared to $1.17 for the first nine months of 2009, while dividends were at $.69 per share, unchanged from the first three quarters of 2009.

     Year to date net income annualized amounts to a return on average common equity of 1.14% and a return on assets of 11.63%.
For the nine months ended September 30, 2009, these measures were 1.15% and 11.97%, respectively on an annualized basis.


NET INTEREST INCOME

     The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 2010, interest income amounted to $9,585,000, an increase of $152,000 or 1.6% from the third quarter of 2009. Interest expense amounted to $3,092,000 in the third quarter of 2010, a decrease of $806,000 or 20.7% from the third quarter of 2009. Accordingly, net interest income amounted to $6,493,000 in the third quarter of 2010, an increase of $958,000, or 17.3% from the third quarter of 2009. Year to date for the nine months ended September 30, 2010, total interest income increased $344,000, or 1.2% to $28,546,000 from $28,202,000 in the first nine months of 2009. Total interest expense decreased $1,998,000, or 16.8% to $9,885,000 for the first nine months of 2010 from $11,883,000 in the first nine months of 2009. This resulted in net interest income increasing $2,342,000 to $18,661,000 as of September 30, 2010 from $16,319,000 as of September 30, 2009, an increase of 14.4%.

     Our net interest margin for the quarter ended September 30, 2010, was 3.73% compared to 3.60% for the quarter ended September 30, 2009. For the nine months ended September 30, 2010, our net interest margin was 3.62% compared to 3.59% for the first nine months of 2009.


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the quarter ended September 30, 2010, was $1,075,000 compared to $150,000 for the third quarter of 2009. Year to date, the provision for loan losses amounts to $1,675,000 in 2010 as compared to the $600,000 provision for the period ended September 30, 2009. The increased provision for loan losses came as result of increased net charge offs. Net charge offs amounted to $1,780,000 for the nine months ended September 30, 2010, as compared to $520,000 for the first nine months of 2009.

     The allowance for loan losses as a percentage of loans, net of unearned interest was 1.26% as of September 30, 2010, and 1.31% as of December 31, 2009.


NON-INTEREST INCOME

     Total non interest or other income was $2,073,000 for the quarter ended September 30, 2010, as compared to $1,073,000 for the quarter ended September 30, 2009. Excluding investment securities gains and losses, non interest income was $2,084,000 for the third quarter of 2010, as compared to $1,084,000 in the third quarter of 2009, an increase of 92.3% and was impacted primarily by the Recovery on loss due to defalcation. For the nine months ended September 30, 2010, total non interest income was $4,564,000, as compared to $3,419,000, or a 33.5% increase from the first nine months of 2009. Excluding investment securities gains and losses, non-interest income for the nine months ended September 30, 2010 was $4,366,000, an increase of 32.4% from the $3,297,000 reported in 2009. For the nine months ended September 30, 2010, the increase in non-interest income was primarily the result of an increase Trust Department income, Gains on sale of loans and the aforementioned Recovery on loss due to defalcation.

NON-INTEREST EXPENSES

     Total non interest, or other expenses, was $4,288,000 for the quarter ended September 30, 2010, as compared to $3,888,000 for the quarter ended September 30, 2009, an increase of $400,000 or 10.3%. The majority of the increase in non interest expenses in the third quarter of 2010 relate to higher salaries related to our new Mountaintop Office and increases in Professional fees incurred to assist with regulatory compliance.

     For the nine months ended September 30, 2010, total non interest expense was $12,687,000, an increase of $1,123,000, or 9.7% over the first nine months of 2009. Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non interest expenses. Salaries and benefits amount to 53.0% of total non interest expense for the nine months ended September 30, 2010, as compared to 50.9% for the first nine months of 2009. Salaries and benefits amounted to $6,719,000 for the nine months ended September 30, 2010, an increase of $829,000, or 14.1% over the first nine months of 2009. The increase is associated with additional hires in August 2009 as well as salary and benefit increases. Net occupancy expense, including furniture and equipment, amounted to $1,984,000 for the nine months ended September 30, 2010, an increase of $280,000, or 16.4% from 2009.
The increase reflects costs associated with a new branch opening and a new core processing system. Professional services increased $362,000 or 119.5% from the first nine months of 2009. FDIC insurance amounted to $634,000 as of September 30, 2010, a substantial decrease of $345,000 compared to 2009. Other non interest expenses amounted to $2,685,000, relatively unchanged from 2009. Even with the increase in non interest expenses in 2010, our overall non interest expense continues at slightly more than 2.1% of average assets on an annualized basis. This places us among the leaders of our peer financial institutions at controlling non interest expense.


INCOME TAXES

     Effective tax planning has helped produce favorable net income. The effective total income tax rate was 22.3% for the third quarter of 2010 as compared to 18.8% for the third quarter of 2009. For the nine months ended September 30, 2010, our tax expense amounted to $1,873,000 for an effective tax rate of 21.1% as compared to an effective tax rate of 16.1% for the first nine months of 2009.


ANALYSIS OF FINANCIAL CONDITION

ASSETS

     Total assets increased to $815,321,000 as of September 30, 2010, an increase of $56,991,000, or 7.5% over year end 2009. Total deposits increased to $627,599,000 as of September 30, 2010, an increase of $47,030,000, or 8.1% over year end 2009.

     The Corporation used the increase in total deposits to fund primarily an increase in investment securities since loan demand was weak. In addition, borrowings were reduced. Total borrowings decreased $3,999,000 from December 31, 2009. Short term borrowings increased to $23,024,000 as of September 30, 2010, up from $17,462,000 at year end 2009. Long term borrowings decreased to $73,415,000 as of September 30, 2010, down $9,561,000 from
$82,976,000 at year end 2009.


EARNING ASSETS

     Our primary earning asset, loans, net of unearned income increased slightly to $413,193,000 as of September 30, 2010, an increase of $6,496,000, or 1.6% from year end 2009. The loan portfolio is well diversified and the slow increase in the portfolio has been caused primarily by reduced originations of both consumer loans and commercial loans.

     In addition to loans, another primary earning asset is our investment portfolio which increased in size from December 31, 2009, to September 30, 2010. Available for sale securities amounted to $304,901,000 as of September 30, 2010, an increase of $35,216,000, or 13.1% from year end 2009. Held to maturity securities increased to $7,274,000 as of September 30, 2010, an increase of $2,300,000, or 46.2% since year end 2009. Interest bearing deposits with banks increased to $17,159,000 on September 30, 2010, as compared to $7,227,000 as of December 31, 2009. Additionally, federal funds sold increased to $3,000,000 compared to $0 at December 31, 2010.


ALLOWANCE FOR LOAN LOSSES

     Management performs a quarterly analysis to determine the adequacy of the allowance for loan losses. The methodology in determining adequacy incorporates specific allocations together with a risk/loss analysis on various segments of the portfolio according to an internal loan review process. Management maintains its loan review and loan classification standards consistent with those of its regulatory supervisory authority. Management feels, considering the conservative portfolio composition, which is largely composed of commercial and small retail loans (mortgages and installments) with minimal classified assets, low delinquencies, and favorable loss history, that the allowance for loan loss is adequate to cover foreseeable future losses.

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


NON-PERFORMING ASSETS

     Non performing assets consist of non accrual and restructured loans, other real estate and foreclosed assets, together with the loans past due 90 days or more and still accruing. As of September 30, 2010, total non performing assets were $5,372,000 as compared to $3,418,000 on December 31, 2009. Non performing assets to total loans and foreclosed assets was 1.3% as of September 30, 2010, and ..84% as of December 31, 2009.

     The recorded investment in loans that are considered to be impaired was $3,975,000 at September 30,2010 and $2,595,000 at September 30, 2009, all of which were on non accrual basis. The related reserve for loan losses for those loans was $665,000 at September 30, 2010 and $364,000 at September 30, 2009. At December 31, 2009 the recorded investment in loans that are considered to be impaired was $2,948,000, all of which were on non accrual basis. The related reserve for loan losses for those loans was $834,000.


Table: Non-Performing Assets


(Amounts in thousands)

                                    9/30/2010      12/31/2009      9/302009
Non-accruing loans:
   Commercial secured
      by real estate                   $1,476         $1,933         $2,287
   Commercial - other                     625            797              0
   Tax exempt                               0              0              0
   Real estate -
      residential                       1,874            218            308
   Consumer                                 0              0              0
                                       ______         ______         ______
Total non-accruing loans               $3,975         $2,948         $2,595
Restructured loans                          0              0              0
                                       ______         ______         ______
Total impaired loans                    3,975          2,948          2,595
Loans past-due 90 days
   or more and
   still accruing                         437            140              0
Other real estate owned                   960            330            133
                                       ______         ______         ______
Total non-performing
   assets                              $5,372         $3,418         $2,728
                                       ======         ======         ======




     As of September 30, 2010, the decrease in non accruing loans since June 30, 2010 consisted of three commercial real estate borrowers with loans which totaled approximately $3,659,000 returning to the accrual basis. In addition, loans charged off during the quarter included $1,392,000 in commercial secured by real estate, $2,000 in commercial other, $11,000 residential real estate, and $23,000 other consumer loans.

     Interest income received on non performing loans as of September 30, 2010, was $36,000 compared to $38,000 as of September 31, 2009. Interest income, which would have been recorded on these loans under the original terms as of September 30, 2010, and September 30, 2009 was $261,000 and $94,000, respectively. As of September 30, 2010 and September 30, 2009, there were no outstanding commitments to advance additional funds with respect to these non performing loans.


DEPOSITS AND OTHER BORROWED FUNDS

     Total deposits increased by $47,030,000 as non interest bearing deposits increased by $3,687,000 and interest bearing deposits increased by $43,343,000 as of September 30, 2010, from year end
2009. Total short term and long term borrowings decreased by $3,999,000 from year end 2009.


CAPITAL STRENGTH

     Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains or losses on investment securities, available for sale, increased shareholders' equity, or capital net of taxes, by $6,699,000 as of September 30, 2010, and decreased capital by $2,583,000 as of December 31, 2009. Treasury stock as of September 30, 2010 and December 31, 2009 had an effect of our reducing our total stockholders' equity by $6,104,000 on September 30, 2010 and $6,240,000 on December 31, 2009.

     Total stockholders' equity was $86,727,000 as of September 30, 2010, and $74,167,000 as of December 31, 2009. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2010, our leverage ratio was 7.31% compared to 7.44% as of December 31, 2009. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2010, were 10.97% and 11.93%, respectively. The same ratios as of December 31, 2009, were 10.86% and 11.90%, respectively.

LIQUIDITY

     The liquidity position of the Corporation remains adequate to meet customer loan demand and deposit fluctuation. Managing liquidity remains an important segment of asset liability management. Our overall liquidity position is maintained by an active asset liability management committee.

     Management feels its current liquidity position is satisfactorily given a very stable core deposit base which has increased annually. Secondly, our payments on loans and principal paydowns on our mortgage backed securities provide a steady source of funds. Also, short term investments and maturing investment securities represent additional sources of liquidity. Finally, short term borrowings are readily accessible at the Federal Reserve Bank discount window, Atlantic Central Bankers Bank, or the Federal Home Loan Bank.


ITEM 3.   Quantitative and Qualitative Disclosures
          About Market Risk

     There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2009. The composition of rate sensitive assets and rate sensitive liabilities as of September 30, 2010 is very similar to December 31, 2009.


ITEM 4.   Controls and Procedures

     a) Evaluation of disclosure controls and procedures. The company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the chief executive officer and chief financial officer of the company concluded that the company's disclosure controls and procedures were adequate. The company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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


Item 2.      Changes in Securities, Use of Proceeds and Issuer
             Purchases of Equity Securities


                                                     Total
                                                    Number          Maximum
                                                   of Shares       Number of
                                                   Purchased      Shares That
                                                  as Part of      May Yet Be
                     Total                         Publicly       Purchased
                      Number        Average       Announced       Under the
                   of Shares      Price Paid       Plans or         Plans or
     Period        Purchased       per Share       Programs         Programs
     ______        _________       _________       ________         ________
July 1 -
July 31,
2010               ----           ----            ----           112,098

August 1 -
August 31,
2010               ----           ----            ----           112,098

Sept. 1 -
Sept. 30,
2010               ----           ----            ----           112,098

Total              ----           ----            ----           112,098



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


                             FIRST KEYSTONE CORPORATION
                             Registrant


November 8, 2010             /s/ Matthew P. Prosseda
                             Matthew P. Prosseda
                             Chief Executive Officer
                             (Principal Executive Officer)



November 8, 2010             /s/ Diane C.A. Rosler
                             Diane C.A. Rosler
                             Chief Financial Officer
                             (Principal Accounting Officer)

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