Form 10-K/A
period 2009-12-31
FIRST KEYSTONE CORP
filed 2010-12-17
CIK 737875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”), which was filed with the Securities and Exchange Commission on March 15, 2010 as amended on May 20, 2010, to amend and restate Part II, Item 9A, “Controls and Procedures,” to correct the disclosure previously provided in the Annual Report.  As required by Rule 12b-15 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as Exhibits 32.1 and 32.2 of this Amendment No. 2.

This Amendment No. 2 does not change, amend or alter any other section of the Annual Report not otherwise discussed herein and continues to speak as of the date of the Annual Report.  Accordingly, this Amendment No. 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report.

Part II

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the chief executive officer and chief financial officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective.  The Corporation believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Corporation have been detected.

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

3.        Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K	Description of Exhibit

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2006).
3ii	By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant's Report on Form 8-K dated February 25, 2009).
10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q for the quarter ended September 31, 2005).
10.2	Management Incentive Compensation Plan. (2)
10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q for the quarter ended September 30, 2006).
10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q for the quarter ended September 30, 2006).
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

14	Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 9, 2007).
21	List of Subsidiaries of the Corporation. (1)

23	Consent of Independent Auditors. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (1)
32.1	Section 1350 Certification of Chief Executive Officer. (3)

32.2	Section 1350 Certification of Chief Financial Officer. (3)

(1)	Incorporated by reference to the corresponding exhibit to the original filing.
(2)	Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the original filing.
(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST KEYSTONE CORPORATION

/s/ Matthew P. Prosseda
Matthew P. Prosseda
Chief Executive Officer

Date:	December 16, 2010