Form 10-Q/A
period 2010-03-31
FIRST KEYSTONE CORP
filed 2010-12-17
CIK 737875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 2

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “Quarterly Report”), which was filed with the Securities and Exchange Commission on May 10, 2010 as amended on May 17, 2010, to amend and restate Part I, Item 4, “Controls and Procedures,” to correct the disclosure previously provided in the Quarterly Report.  As required by Rule 12b-15 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as Exhibits 32.1 and 32.2 of this Amendment No. 2.

This Amendment No. 2 does not change, amend or alter any other section of the Quarterly Report not otherwise discussed herein and continues to speak as of the date of the Quarterly Report.  Accordingly, this Amendment No. 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Quarterly Report.

Part I

Item 4.   Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures.  First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the chief executive officer and chief financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were effective.  The Corporation believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a corporation have been detected.

b)
Changes in internal control over financial reporting.  The Corporation made no changes in its internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting during the last fiscal quarter.

Part II

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