Form 10-Q/A
period 2010-06-30
FIRST KEYSTONE CORP
filed 2010-12-17
CIK 737875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Quarterly Report”), which was filed with the Securities and Exchange Commission on August 9, 2010, to amend and restate Part I, Item 4, “Controls and Procedures,” to correct the disclosure previously provided in the Quarterly Report.  As required by Rule 12b-15 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as Exhibits 32.1 and 32.2 of this Amendment No. 1.

This Amendment No. 1 does not change, amend or alter any other section of the Quarterly Report not otherwise discussed herein and continues to speak as of the date of the Quarterly Report.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Quarterly Report.

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

Part II

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 Regulation S-K

Exhibit Number Referred to
Item 601 of Regulation S-K	Description of Exhibit

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2006).

3ii	By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant's Report on Form 8-K dated February 25, 2009).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q for the quarter ended September 31, 2005).

10.2	Management Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q for the quarter ended September 30, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (1)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (1)

32.1	Section 1350 Certification of Chief Executive Officer. (2)

32.2	Section 1350 Certification of Chief Financial Officer. (2)

(1)	Incorporated by reference to the corresponding exhibit to the original filing.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST KEYSTONE CORPORATION

/s/ Matthew P. Prosseda
Matthew P. Prosseda
Chief Executive Officer

Date:	December 16, 2010