Form 10-Q/A
period 2010-09-30
FIRST KEYSTONE CORP
filed 2010-12-17
CIK 737875

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

On November 5, 2010 there were 5,444,177 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “Quarterly Report”), which was filed with the Securities and Exchange Commission on November 9, 2010, to amend and restate Part I, Item 4, “Controls and Procedures,” to correct the disclosure previously provided in the Quarterly Report.  As required by Rule 12b-15 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our Chief Executive Officer and Chief Financial Officer are being filed as Exhibits 32.1 and 32.2 of this Amendment No. 1.

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