Form 10-K
period 2010-12-31
FIRST KEYSTONE CORP
filed 2011-03-16
CIK 737875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Yes ☐      No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2010 determined by using a per share closing price on that date of $15.55 as quoted on the Over the Counter Bulletin Board, was $76,812,957.

At March 11 2011, there were 5,444,292 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's 2011 definitive Proxy Statement are incorporated by reference in Part III of this Report.

FIRST KEYSTONE CORPORATION
FORM 10-K

Table of Contents

		Page
Part I

Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Removed and Reserved	13

Part II

Item 5.	Market for Registrant's Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
Item 9A.	Controls and Procedures	78
Item 9B.	Other Information	79

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	79
Item 11.	Executive Compensation	79
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	80
Item 13.	Certain Relationships and Related Transactions, and Director Independence	80
Item 14.	Principal Accountant Fees and Services	80

Part IV

Item 15.	Exhibits and Financial Statement Schedules	80
	Signatures	82
	Exhibit 10.2
	Exhibit 21
	Exhibit 23
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

ii

FIRST KEYSTONE CORPORATION
FORM 10-K

PART I

Forward Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements.  Examples of forward-looking statements include, but are not limited to (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the Corporation’s market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations.  Actual results may differ materially from those projected in the forward-looking statements.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; the effects of competition, changes in laws and regulation, including the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated thereunder; interest rate movements; information technology difficulties, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and deteriorating economic conditions.

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

First Keystone Corporation is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System.  The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First Keystone National Bank (the predecessor to First Keystone Community Bank).  The Corporation has one wholly-owned subsidiary, the Bank, which has a commercial banking operation and trust department as its major lines of business.  Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principle source of income has been dividends paid by the Bank.  Greater than 98% of the company's revenue and profit came from the commercial banking department for the years ended December 31, 2010, 2009, and 2008, and was the only reportable segment.  At December 31, 2010, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $797 million, $627 million and $79 million, respectively.

First Keystone Community Bank was originally organized in 1864 as a national banking association.  On October 1, 2010, the Bank converted from a national banking association to a Pennsylvania chartered commercial bank under the supervision of  the Pennsylvania Department of Banking. Its deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the maximum extent of the law regulated by the FDIC and the Pennsylvania Department of Banking. The Bank has fifteen branch locations (five branches within Columbia County, five branches within Luzerne County, one branch in Montour County, and four branches within Monroe County, Pennsylvania), and is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern and Central Pennsylvania market area.  The Bank's commercial banking activities include accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans.  Additionally, the Bank provides personal and corporate trust and agency services to individuals, corporations, and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management of pension and profit sharing plans.

Acquisition

Effective November 1, 2007, the Corporation completed its acquisition of Pocono Community Bank through the merger of Pocono with and into the Bank.  On the acquisition date, Pocono Community Bank had approximately $150 million in assets, $105 million in loans and $110 million in deposits.  Headquartered in Stroudsburg, Pennsylvania and organized in 1996, Pocono had 4 banking offices located in Monroe County, Pennsylvania.  The acquisition expanded the branch network of the Corporation and provides Pocono customers with a broader array of products and services.

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

The Bank is subject to federal and state statutes applicable to banks chartered under the banking laws of Pennsylvania and to banks whose deposits are insured by the FDIC. The Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and the FDIC.

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

·  well capitalized
·  adequately capitalized
·  undercapitalized
·  significantly undercapitalized, and
·  critically undercapitalized.

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level.  An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%.  Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2010 the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency.

Other Provisions of FDICIA

Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at “large institutions” (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at “large institutions” must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution's primary regulator of any change in the institution’s independent auditor, and annual management letters must be provided to the FDIC and the depository institution's primary regulator. The regulations define a “large institution” as one with over $500 million in assets, which does include the Bank. Also, under the rule, an institution's independent public accountant must examine the institution's internal controls over financial reporting and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

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

Real Estate Lending Standards.  Pursuant to the FDICIA, federal banking agencies adopted real estate lending guidelines which would set loan-to-value ratios for different types of real estate loans. The LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If the institution does not hold a first lien position, the total loan amount would be combined with the amount of all junior liens when calculating the ratio. In addition to establishing the LTV ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal or certificate of inspection of the property.

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

The following table presents the Corporation's capital ratios at December 31, 2010.

(In Thousands)
Tier I Capital	$60,281
Tier II Capital	5,701
Total Capital	$65,982

Adjusted Total Average Assets	810,120
Total Adjusted Risk-Weighted Assets1	555,815

Tier I Risk-Based Capital Ratio2	10.85%
Required Tier I Risk-Based Capital Ratio	4.00%
Excess Tier I Risk-Based Capital Ratio	6.85%
Total Risk-Based Capital Ratio3	11.87%
Required Total Risk-Based Capital Ratio	8.00%
Excess Total Risk-Based Capital Ratio	3.87%
Tier I Leverage Ratio4	7.44%
Required Tier I Leverage Ratio	4.00%
Excess Tier I Leverage Ratio	3.44%

1Includes off-balance sheet items at credit-equivalent values less intangible assets.
2Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.
3Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.
4Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.

The Corporation's ability to maintain the required levels of capital is substantially dependent upon the success of the Corporation's capital and business plans; the impact of future economic events on the Corporation's loan customers; and the Corporation's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses.  See also, the information under the caption “Capital Strength” appearing on page 32of this 2010 Annual Report on Form 10-K.

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

Interest Rate Risk

Federal banking agency regulations specify that the Bank's capital adequacy include an assessment of the Bank's interest rate risk  exposure. The standards for measuring the adequacy and effectiveness of a banking organization's Interest Rate Risk (IRR) management includes a measurement of Board of Directors and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. First Keystone Community Bank has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, the Corporation does not expect the addition of IRR evaluation to the agencies' capital guidelines to result in significant changes in capital requirements for the Bank.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was signed into law.  Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally creates a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank is expected to have a significant impact on our business operations as its provisions take effect. It is difficult to predict at this time what specific impact Dodd-Frank and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Among the provisions that are likely to affect us are the following:

Holding Company Capital Requirements.  Dodd-Frank requires the Federal Reserve to apply consolidated capital requirement to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance.  Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.  Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, Dodd-Frank eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance.  Dodd-Frank requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The SEC has finalized the rules implementing these requirements which took effect on January 21, 2011. Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded. Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions.  Effective one year after enactment, Dodd-Frank prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating thereto.

Interstate Branching.  Dodd-Frank authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Limits on Interstate Acquisitions and Mergers.  Dodd-Frank precludes a bank holding company from engaging in an interstate acquisition — the acquisition of a bank outside its home state — unless the bank holding company is both well capitalized and well managed. Furthermore, a bank may not engage in an interstate merger with another bank headquartered in another state unless the surviving institution will be well capitalized and well managed. The previous standard in both cases was adequately capitalized and adequately managed.

Limits on Interchange Fees.  Dodd-Frank amends the Electronic Fund Transfer Act to, among other things, give the Federal reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Consumer Financial Protection Bureau.  Dodd- Frank creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Small Business Jobs Act

The Small Business Jobs Act was signed into law on September 27, 2010, which creates a $30 billion Small Business Lending Fund (the “Fund”) to provide community banks with capital to increase small business lending. Generally, bank holding companies with assets equal to or less than $10 billion are eligible to apply for and receive a capital investment from the Fund in an amount equal to 3-5% of its risk-weighted assets.

The capital investment will take the form of preferred stock carrying a 5% dividend which has the potential to decrease to as low as 1% if the participant sufficiently increases its small business lending within the first two and one-half years. If the participant does not increase its small business lending at least 2.5% in the first two and one-half years, the dividend rate will increase to 7%. After four and one-half years, the dividend will increase to 9% regardless of the participant’s small business lending. The deadline to apply to receive capital under the fund is March 31, 2011. Whether the Fund will help spur the economy by increasing the small business lending or strengthening the capital position of community banks is uncertain.

History and Business - Bank

The Bank's legal headquarters are located at 111 West Front Street, Berwick, Pennsylvania.

As of December 31, 2010, the Bank had total assets of $796,601,000, total shareholders' equity of $79,060,000 and total deposits and other liabilities of $717,541,000.

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

At December 31, 2010, the Bank had 163 full-time employees and 34 part-time employees.  In the opinion of management, the Bank enjoys a satisfactory relationship with its employees.  The Bank is not a party to any collective bargaining agreement.

Competition - Bank

The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions.  The Bank's major competitors in Columbia, Luzerne, Montour, and Monroe counties are:

·    First Columbia Bank & Trust Co. of Bloomsburg
·    PNC Bank, N.A.
·    M & T Bank
·    FNB Bank, N.A.
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

A copy of the Corporation’s Annual Report on Form 10-K may be obtained without charge at www.fkyscorp.com or via email at info@fkcbank.com.  Information may also be obtained via written request to Investor Relations at First Keystone Corporation, Attention: Cheryl Wynings, 111 West Front Street, P.O. Box 289, Berwick, Pennsylvania 18603.

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

The Corporation Is Subject To Lending Risk

As of December 31, 2010, approximately 62.6% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

If the Corporation’s Allowance For Loan Losses Is Not Sufficient To Cover Actual Loan Losses, Its Earnings Could Decrease

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment.  The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results.  In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions.  If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements.  Material additions to the Corporation’s allowance would materially decrease its net income. At December 31, 2010, its allowance for loan losses totaled $5.7 million, representing 1.39% of its average total loans.

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

The Corporation’s Ability To Pay Dividends Is Subject to Limitations

The Corporation is a bank holding company and its operations are conducted by First Keystone Community Bank, which is a separate and distinct legal entity.  Substantially all of the Corporation’s assets are held by First Keystone Community Bank.

The Corporation’s ability to pay dividends depends on its receipt of dividends from First Keystone Community Bank, its primary source of dividends.  Dividend payments from First Keystone Community Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies.  The ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements.  There is no assurance that First Keystone Community Bank will be able to pay dividends in the future or that the Corporation will generate adequate cash flow to pay dividends in the future.  The Corporation’s failure to pay dividends on its common stock could have material adverse effect on the market price of its common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Corporation and its subsidiary occupy sixteen properties in Columbia, Luzerne, Montour, and Monroe counties in Pennsylvania, which are used principally as banking offices.

Properties owned are:

·	Main Office located at 111 West Front Street, Berwick, Pennsylvania 18603;
·	Salem Office located at 400 Fowler Avenue, Berwick, Pennsylvania 18603;
·	Freas Avenue Office located at 701 Freas Avenue, Berwick, Pennsylvania 18603;
·	Scott Township Office located at Central Road and Route 11, Bloomsburg, Pennsylvania 17815;
·	Mifflinville Office located at Third and Race Streets, Mifflinville, Pennsylvania 18631;
·	Hanover Township Office located at 1540 Sans Souci Highway, Wilkes-Barre, Pennsylvania 18706;
·	Danville Office located at 1519 Bloom Road, Danville, Pennsylvania 17821;
·	Mountainhome Office located at Route 390 & Price’s Drive, Mountainhome, Pennsylvania 18342;
·	Brodheadsville Office located at Route 209, Brodheadsville, Pennsylvania 18322;
·	Swiftwater Office located at Route 611, Swiftwater, Pennsylvania 18370;
·	Vacant lot held for expansion located at 117-119 West Front Street, Berwick, Pennsylvania 18603;
·	Parking lot located at Second and Market Streets, Berwick, Pennsylvania 18603; and
·	17 ATM’s located in Columbia, Luzerne, Montour, and Monroe counties.

Properties leased are:

·	Briar Creek Office located inside the Giant Market at 50 Briar Creek Plaza, Berwick, Pennsylvania 18603;
·	Nescopeck Office located at 437 West Third Street, Nescopeck, Pennsylvania 18635;
·	Kingston Office located at 179 South Wyoming Avenue, Kingston, Pennsylvania 18704;
·	Stroudsburg Office located at 559 Main Street, Stroudsburg, Pennsylvania 18360;
·	Operations Center located at 105 Market Street, Berwick, Pennsylvania 18603; and
·	Mountain Top Office located at 18 North Mountain Boulevard, Mountain Top, Pennsylvania 18707 (land only).

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation's Common Stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol “FKYS.OB”.  The following table sets forth:

·	The quarterly high and low prices for a share of the Corporation's Common Stock during the periods indicated as reported to the management of the Corporation and
·	Quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2009.

	MARKET VALUE OF COMMON STOCK
			Per Share
	High	Low	Dividend
2010:

First quarter	$17.25	$15.77	$.23
Second quarter	$17.49	$15.50	$.23
Third quarter	$16.75	$15.50	$.23
Fourth quarter	$17.50	$15.90	$.24

2009:

First quarter	$17.50	$14.01	$.23
Second quarter	$16.55	$15.25	$.23
Third quarter	$16.55	$15.00	$.23
Fourth quarter	$17.95	$14.55	$.23

As of December 31, 2010, the Corporation had approximately 852 shareholders of record.

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

Dividend Restrictions on the Bank

Generally, as a Pennsylvania state chartered bank, under Pennsylvania banking law, the Bank may only pay dividends out of accumulated net earnings.

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

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on the Corporation's common stock during the period December 31, 2005, through and including December 31, 2010, with

·	the cumulative total return on the SNL Securities Corporate Performance Index1 for banks $500 million to $1 billion in total assets in the Middle Atlantic area2, and
·	the cumulative total return for all United States stocks traded on the NASDAQ Stock Market.

The comparison assumes $100 was invested on December 31, 2005, in the Corporation’s common stock and in each of the indices below and assumes further the reinvestment of dividends into the applicable securities.  The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

FIRST KEYSTONE CORPORATION
Total Return Performance

	Period Ending
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
First Keystone Corporation	100.00	97.75	90.03	87.33	108.48	118.10
NASDAQ - Total US	100.00	110.39	122.15	73.32	106.57	125.91
SNL $500M- $1B Bank Index	100.00	113.73	91.14	58.40	55.62	60.72

1 SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.
2 The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey, New York, the District of Columbia and Puerto Rico.

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in thousands, except per share)

	Year Ended December 31,
	2010	2009	2008	2007	2006

SELECTED FINANCIAL DATA:
Total Assets	$796,601	$758,330	$714,898	$681,207	$525,920
Total Investment securities	316,531	282,798	243,165	246,059	243,938
Net loans	403,950	401,375	403,172	371,557	248,086
Total Deposits	626,895	580,569	504,633	493,041	384,020
Stockholders' equity	79,060	74,167	69,147	70,924	53,387

SELECTED OPERATING DATA:
Interest income	$38,154	$37,726	$37,638	$31,899	$28,577
Interest expense	12,742	15,565	18,116	17,785	14,972
Net interest income	$25,412	$22,161	$19,522	$14,114	$13,605
Provision for loan losses	2,575	800	700	150	500
Net interest income after provision for loan and lease losses	$22,837	$21,361	$18,822	$13,964	$13,105
Other income	5,758	4,299	4,046	4,199	3,788
Other expense	17,272	16,444	13,923	10,645	9,515
Income before income taxes	$11,323	$9,216	$8,945	$7,518	$7,378
Income tax expense	2,362	1,279	1,394	1,391	1,188
Net income	$8,961	$7,937	$7,551	$6,127	$6,190

PER COMMON SHARE DATA:
Net income	$1.65	$1.46	$1.39	$1.31	$1.35
Cash dividends	.93	.92	.89	.88	.85

PERFORMANCE RATIOS:
Return on average assets	1.09%	1.06%	1.08%	1.09%	1.20%
Return on average equity	10.98%	10.88%	10.72%	10.48%	11.76%
Dividend payout ratio	56.47%	63.06%	64.12%	68.25%	62.63%
Average equity to average assets ratio	9.95%	9.73%	10.00%	10.37%	10.19%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of Management’s Discussion and Analysis of First Keystone Corporation, a bank holding company (the Corporation), and its wholly owned subsidiary, First Keystone Community Bank (the Bank), is to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data contained herein. Refer to Forward Looking Statements on page 1 for detailed information.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Versus Year Ended December 31, 2009
Net income increased to $8,961,000 for the year ended December 31, 2010, as compared to $7,937,000 for the prior year, an increase of 12.9%. Earnings per share, both basic and diluted, for 2010 were $1.65 as compared to $1.46 in 2009, an increase of 13.0%. Cash dividends per share increased to $.93 in 2010 from $.92 in 2009, an increase of 1.1%. The Corporation’s return on average assets was 1.09% in 2010 as compared to 1.06% in 2009. Return on average equity increased to 10.98% in 2010 from 10.88% in 2009. An increase in earning asset levels resulted in an overall increase of interest income to $38,154,000, up $428,000 or 1.1% from 2009. There was the accompanying decrease in interest on deposits and borrowings as interest rates declined, which resulted in interest expense of $12,742,000 in 2010, a decrease of $2,823,000 or 18.1% from 2009.

Net interest income, as indicated below in Table 1, increased by $3,251,000 or 14.7% to $25,412,000 for the year ended December 31, 2010. The Corporation's net interest income on a fully taxable equivalent basis increased by $3,061,000, or 12.7% to $27,234,000 in 2010 as compared to an increase of $2,763,000, or 12.9% to $24,173,000 in 2009.

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

Table 1  —  Net Interest Income

(Amounts in thousands)	2010/2009				2009/2008
	Increase/(Decrease)				Increase/(Decrease)
	2010	Amount	%	2009	Amount	%	2008
Interest Income	$38,154	$428	1.1	$37,726	$88	0.2	$37,638
Interest Expense	12,742	(2,823)	(18.1)	15,565	(2,551)	(14.1)	18,116
Net Interest Income	25,412	3,251	14.7	22,161	2,639	13.5	19,522
Tax Equivalent Adjustment	1,822	(190)	(9.4)	2,012	124	6.6	1,888
Net Interest Income (fully tax equivalent)	$27,234	$3,061	12.7	$24,173	$2,763	12.9	$21,410

Table 2   —   Distribution of Assets, Liabilities and Stockholders' Equity

	2010			2009			2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets:
Loans:
Commercial, net1,2	$47,027	$2,307	4.91%	$48,286	$2,664	5.52%	$33,029	$2,822	8.54%
Real Estate1	354,700	21,163	5.97%	347,992	21,420	6.16%	333,336	21,663	6.50%
Consumer, Net1,2	8,700	717	8.24%	12,170	922	7.58%	25,498	1,136	4.46%
Fees on Loans	—	478	—%	—	149	—%	—	62	—%
Total Loans (Including Fees)3	$410,427	$24,666	6.01%	$408,448	$25,155	6.16%	$391,863	$25,683	6.55%

Investment Securities:
Taxable	$225,670	$10,502	4.65%	$175,042	$9,347	5.34%	$156,011	$8,623	5.53%
Tax Exempt1	72,477	4,780	6.59%	78,277	5,227	6.68%	78,902	5,128	6.50%
Total Investment Securities	$298,147	$15,281	5.13%	$253,319	$14,574	5.75%	$234,913	$13,751	5.85%
Interest Bearing Deposits in Banks	39,638	24	0.06%	18,457	9	0.05%	3,515	79	2.25%
Federal Funds Sold	1,521	4	0.30%	—	—	—%	436	13	2.98%
Total Other Interest Earning Assets	41,159	28	0.07%	18,457	9	0.05%	3,951	92	2.33%
Total Interest Earning Assets	$749,733	$39,976	5.33%	$680,224	$39,738	5.84%	$630,727	$39,526	6.27%

Non-Interest Earning Assets:
Cash and Due From Banks	$3,980			$6,943			$9,876
Allowance for Loan Losses	(5,286)			(5,221)			(5,163)
Premises and Equipment	11,816			10,515			8,427
Foreclosed Assets Held for Sale	466			78			109
Other Assets	58,916			57,259			56,635
Total Non-Interest Earning Assets	69,892			69,574			69,884
Total Assets	$819,625			$749,798			$700,611

Interest Bearing Liabilities:
Savings, NOW Accounts, and Money Markets	$288,431	$2,717	0.94%	$220,845	$2,491	1.13%	$198,916	$3,113	1.56%
Time Deposits	269,075	6,394	2.38%	280,005	8,873	3.17%	259,480	10,795	4.16%
Short-Term Borrowings	1,189	189	0.02%	4,918	31	0.63%	11,883	191	1.61%
Long-Term Borrowings	80,735	3,401	4.21%	79,899	3,830	4.79%	71,221	3,539	4.97%
Fed Funds Purchased	—	—	—%	118	2	1.55%	351	15	4.27%
Securities Sold U/A to Repurchase	19,442	229	1.18%	19,268	338	1.75%	17,894	463	2.59%
Total Interest Bearing Liabilities	$658,872	$12,742	1.93%	$605,053	$15,565	2.57%	$559,745	$18,116	3.24%

Non-Interest Bearing Liabilities:
Demand Deposits	$65,831			$58,860			$57,102
Other Liabilities	13,337			12,959			13,315
Stockholders’ Equity	81,585			72,926			70,449
Total Liabilities/Stockholders' Equity	$819,625			$749,798			$700,611

Net Interest Income Tax Equivalent		$27,234			$24,173			$21,410

Net Interest Spread			3.40%			3.27%			3.03%

Net Interest Margin			3.63%			3.55%			3.39%

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

Table 2 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2010, 2009 and 2008.

The yield on earning assets was 5.33% in 2010, 5.84% in 2009, and 6.27% in 2008. The rate paid on interest bearing liabilities was 1.93% in 2010, 2.57% in 2009, and 3.24% in 2008. This resulted in an increase in our net interest spread to 3.40% in 2010, as compared to 3.27% in 2009 and 3.03% in 2008.

As Table 2 illustrates, the net interest margin, which is interest income less interest expense divided by average earnings assets, was 3.63% in 2010 as compared to 3.55% in 2009 and 3.39% in 2008. The net interest margins are presented on a tax-equivalent basis. The increase in net interest margin in 2010 and 2009 was due primarily to the decline in interest paid on interest bearing liabilities as interest rates in general declined, especially short-term interest rates. The decreases in net interest margin in 2008 was due primarily to the increased interest paid on  interest bearing liabilities.  This was a result of more interest bearing liabilities repricing than earning assets.

The improvement in our net interest margin came from relatively stable earning asset yields and lower funding costs in 2010 and 2009. The interest margin expansion was experienced as the yield curve returned to its more normal upward sloping environment in 2009 continuing into 2010 as compared to the previous years. Our improved net interest margin will be under pressure when interest rates start to rise since the Corporation continues to be liability sensitive and there will be more liabilities, including deposits, repricing than earning assets (loans and investments). To negate the potential impact of a lesser net interest margin, the Corporation has focused on attracting lower cost checking, savings and money market accounts and reduced somewhat its dependence on higher priced certificates of deposit.

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

Interest income exempt from federal tax was $3,771,000 in 2010, $4,261,000 in 2009, and $4,112,000 in 2008.  Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

In 2010, the increase in net interest income on a fully tax equivalent basis of $3,061,000 resulted from an increase in volume of $2,016,000 and an increase of $1,045,000 due to changes in rate. In 2009, the increase in net interest income of $2,763,000 resulted from an increase in volume of $894,000 and an increase of $1,869,000 due to changes in rate.

Table 3  —  Changes in Income and Expense, 2010 and 2009

(Amounts in thousands)	2010 COMPARED TO 2009			2009 COMPARED TO 2008
	VOLUME	RATE	NET	VOLUME	RATE	NET
Interest Income:
Loans, Net	$122	$(611)	$(489)	$1,087	$(1,615)	$(528)
Taxable Investment Securities	2,703	(1,548)	1,155	1,052	(328)	724
Tax-Exempt Investment Securities	(387)	(60)	(447)	(41)	140	99
Other Short-Term Investments	11	8	19	338	(421)	(83)
Total Interest Income	$2,449	$(2,211)	$238	$2,436	$(2,224)	$212

Interest Expense:
Savings, Now, and Money Markets	$762	$(536)	$226	$343	$(965)	$(622)
Time Deposits	(346)	(2,133)	(2,479)	854	(2,776)	(1,922)
Short-Term Borrowings	(26)	(7)	(33)	(122)	(51)	(173)
Long-Term Borrowings	40	(469)	(429)	431	(140)	291
Securities Sold U/A to Repurchase	3	(111)	(108)	36	(161)	(125)
Total Interest Expense	$433	$(3,256)	$(2,823)	$1,542	$(4,093)	$(2,551)
Net Interest Income	$2,016	$1,045	$3,061	$894	$1,869	$2,763

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.
Balance on non-accrual loans are included for computational purposes.  Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2010, the provision for loan losses was $2,575,000 as compared to $800,000 as of
December 31, 2009 and $700,000 as of December 31, 2008. The provision in 2010 increased primarily because of the increase in net charge-offs. Net charge-offs by the Corporation for the fiscal years ended December 31, 2010, 2009, and 2008, were $2,196,000, $673,000, and $551,000, respectively. See Allowance for Loan Losses on Page 28 for further discussion.

The Corporation did not change the manner in which it determines charge-offs. Rather the challenges associated with the economy (higher unemployment and increased delinquencies) in the past two years have been largely responsible for the increase in charge-offs. While the Corporation cannot accurately predict future charge-offs, we anticipate the level of charge-offs may continue into 2011 if economic conditions continue to be unfavorable.

The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.39% as of December 31, 2010, 1.31% as of December 31, 2009, 1.27% as of December 31, 2008.

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

The Bank is subject to periodic regulatory examination by the Pennsylvania Department of Banking and the FDIC. As part of the examination, the regulators will assess the adequacy of the bank’s allowance for loan losses and may include factors not considered by the Bank. In the event that a regulatory examination results in a conclusion that the Bank’s allowance for loan losses is not adequate, the Bank may be required to increase its provision for loan losses.

NON-INTEREST INCOME

Non-interest income is derived primarily from trust department revenue, service charges and fees, income on bank owned life insurance, other miscellaneous revenue and the gain on the sale of mortgage loans. In addition, investment securities gains or losses also impact total non-interest income.

For the year ended December 31, 2010, non-interest income amounted to $5,758,000, an increase of $1,459,000, or 33.9% as compared to an increase of $253,000, or 6.3% for the year ended December 31, 2009. Table 4 provides the major categories of non-interest income and each respective change comparing the past three years. In 2010, gains on investment securities resulted from sales of municipal taxable and tax-free bonds, offset in part by some losses on equity securities. Investment securities losses in 2009 and 2008 were primarily the result of the sale of equities securities at a loss. Also in 2008, there was an other than temporary impairment charge on several bank equities securities.

The Corporation does a quarterly impairment analysis. The analysis includes a review of investment securities owned by our subsidiary, First Keystone Community Bank and a review of bank equities securities owned by the Corporation. With regards to the investment securities of First Keystone Community Bank, all individual investment securities held at the end of each quarter are evaluated. The evaluation determines if unrealized holding losses represent credit losses which could require an other-than-temporary impairment charge through earnings. Generally, unrealized losses related to general market conditions and/or resultant lack of liquidity in the market do not require impairment charges. Similarly, all bank equities securities held at each quarter end are evaluated for other-than-temporary impairment charges, primarily if the market value has declined significantly compared to the book value on an individual basis. Also, trends relating to overall credit quality of financial institution equities owned is considered in making an impairment charge decision.

Excluding investment securities gains, non-interest income in 2010 increased $1,158,000, or 26.1% to $5,595,000. This compares favorably to an increase of $243,000, or 5.8% in 2009 before investment securities gains. Income from the trust department, which consists of fees generated from individual and corporate accounts, increased in 2010 by $166,000, or 35.0% after decreasing by $55,000, or 10.4% in 2009.  Increased income in the trust department in 2010 was due to the increase in value of many equity based trust accounts. Fees are generally derived as a percentage of asset values under management. Decreased income from the trust department in 2009 was due primarily to the decrease in market values of assets under management, especially equities securities and a reduction in estate fee income.

Service charges and fees, consisting primarily of service charges on deposit accounts and ATM and debit card income, were the largest source of non-interest income in 2010 and 2009. Service charges and fees decreased by $53,000, or 2.3% in 2010 compared to a decrease of $104,000, or 4.2% in 2009. A reduction in non sufficient fund (NSF) fees in 2010 accounts for the decline in service charges and fees during the past year.

Income on Bank Owned Life Insurance (BOLI) increased $18,000 to $766,000 in 2010 as compared to an increase of $41,000 to $748,000 in 2009. The income from BOLI represents the increase in the cash surrender value of BOLI and is intended to partially cover the costs of the Bank’s employee benefit plan, including group life, disability, and health insurance.

The gain on sale of mortgages provided $825,000 in 2010 as compared to $300,000 in 2009. The increase in gains on sale of mortgages was a function of the increased originations largely due to customers taking advantage of lower mortgage rates and refinancing. Subsequently, mortgages were sold into the secondary market during the past year. The Corporation continues to service the majority of mortgages which are sold, this servicing income provides an additional source of non-interest income on an ongoing basis.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit products, and miscellaneous fees amounted to $265,000 for 2010, a decrease of $298,000 or 52.9% from the $563,000 other income reported in 2009. The increased sale of non-deposit products, especially annuities and the proceeds from a bank owned life insurance policy on a deceased employee account for the majority of the increase in 2009. A recovery from the loss due to defalcation was received in 2010 in the amount of $800,000. This non-recurring income item made up 14.3% of non-interest income before securities gains and losses. In 2009, the Corporation recorded a charge of $850,000 to earnings. If the $800,000 recovery on loss due to defalcation is subtracted from 2010 non-interest income, the result for 2010 is $4,958,000. This represents a $358,000 increase over 2009, or 8.1%.

Table 4  —  Non-Interest Income

(Amounts in thousands)	2010/2009				2009/2008
	Increase/(Decrease)				Increase/(Decrease)
	2010	Amount	%	2009	Amount	%	2008
Trust Department	$641	$166	34.9	$475	$(55)	(10.4)	$530
Service Charges and Fees	2,298	(53)	(2.3)	2,351	(104)	(4.2)	2,455
Income on Bank Owned Life Insurance	766	18	2.4	748	41	5.8	707
Gain on Sale of Mortgages	825	525	175.0	300	164	120.6	136
Other	265	(298)	(52.9)	563	197	53.8	366
Recovery on Loss Due to Defalcation	800	800	N/A	—	—	—	—
Subtotal	$5,595	$1,158	26.1	$4,437	$243	5.8	$4,194
Investment Securities Gains (Losses)	163	301	218.1	(138)	10	6.8	(148)
Total	$5,758	$1,459	33.9	$4,299	$253	6.3	$4,046

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and benefits, occupancy, furniture and equipment, and other miscellaneous expenses. Table 5 provides the yearly non-interest expense by category, along with the amount, dollar changes, and percentage of change.

Total non-interest expense amounted to $17,272,000, an increase of $828,000, or 5.0% in 2010 compared to an increase of $2,521,000, or 18.1% in 2009. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to 52.4% of total non-interest expense in 2010 and 49.0% in 2009. Salaries and employee benefits increased $993,000, or 12.3% in 2010 and $706,000, or 9.6% in 2009. In 2010, salaries increased by 7.1%, or $438,000 due in large part to several new positions related to maintenance of regulatory compliance and normal salary increases. Health insurance increases added $195,000 to employee benefits, rising 24.2%. The increases in 2009 largely reflects additional hires and normal salary adjustments along with increased benefit costs, including health insurance. The number of full time equivalent employees was 180 as of December 31, 2010, and 172 as of December 31, 2009.

Net occupancy expense increased $130,000, or 11.1% in 2010 as compared to an increase of $106,000, or 10.0% in 2009. Furniture and equipment and computer expense increased $217,000  or 18.9% in 2010 compared to a increase of $210,000, or 22.4% in 2009. The increases in occupancy and furniture expenses in 2010 relate to higher depreciation, maintenance and repairs for buildings and software, as well as higher real estate taxes. In 2009, the increase relates to the opening of our Mountain Top office and the purchase of a new core processing system. FDIC insurance expense decreased $308,000, or (26.0)% in 2010 as compared to an increase of $965,000, or 440.6% in 2009. The increase in FDIC insurance for 2009 was a result of both a special assessment levied by the FDIC on all banks and increases in the annual insurance premiums in both 2009 and 2008. Other non-interest expenses, including shares tax, ATM and debit card fees and professional services, increased $646,000, or 16.0% in 2010 after decreasing $316,000 in 2009. The increase in other non-interest expenses in 2010 relates to an increase in accounting, auditing and professional services fees.

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

NON-GAAP RECONCILIATION SCHEDULE
FIRST KEYSTONE CORPORATION AND SUBSIDIARY
(Unaudited)
(In Thousands)

	For the Year Ended December 31,
	2010	2009

Net interest income after provision for loan losses	$22,837	$21,361
Non-interest income	5,758	4,299
Non-interest expense	(17,272)	(16,444)
Income tax expense	(2,362)	(1,279)
Net Income	8,961	7,937

Adjustments
Other income
Recovery on loss due to defalcation	(800)	850
Income tax expense	272	(289)
After tax adjustment to GAAP	(528)	561
Adjusted net income	$8,433	$8,498

The overall level of non-interest expense remains low, relative to our peers (community banks from $500 million to $1 billion in assets). In fact, our total non-interest expense was 2.11% and 2.08% of average assets in 2010 and if the $850,000 loss due to defalcation is subtracted from 2009 non-interest expense, respectively. Our non-interest expense as a percentage of average assets places us among the leaders in our peer financial institution categories in controlling non-interest expense.

Table 5  —  Non-Interest Expense

(Amounts in thousands)	2010/2009				2009/2008
	Increase/(Decrease)				Increase/(Decrease)
	2010	Amount	%	2009	Amount	%	2008
Salaries and Employee Benefits	$9,049	$993	12.3	$8,056	$706	9.6	$7,350
Occupancy, Net	1,300	130	11.1	1,170	106	10.0	1,064
Furniture and Equipment	1,363	217	18.9	1,146	210	22.4	936
FDIC Insurance	876	(308)	(26.0)	1,184	965	440.6	219
Loss due to defalcation	—	(850)	N/A	850	850	N/A	0
Other, shares tax and professional services	4,684	646	16.0	4,038	(316)	(7.3)	4,354
Total	$17,272	$828	5.0	$16,444	$2,521	18.1	$13,923

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2010, was $2,362,000 as compared to $1,279,000 and $1,394,000  for the years ended December 31, 2009, and December 31, 2008, respectively. Income tax expense increased in 2010 due to the increase in income and also due to a reduction in tax-free municipal securities held in our investment portfolio. In 2009, our income tax expense decreased even though income before taxes increased $271,000 to $9,216,000 from $8,945,000 in 2008. An increase in tax exempt income reduced our income tax liability in 2009. The corporation looks to maximize its tax-exempt interest derived from both tax-free loans and tax-free municipal investments without triggering alternative minimum tax. The effective income tax rate was 21.1% in 2010, 14.2% in 2009, and 16.2% in 2008. The limited availability of tax-free municipal investments at attractive interest rates may result in a higher effective tax rate in future years.

FINANCIAL CONDITION

GENERAL

Total assets increased to $796,601,000 at year-end 2010, an increase of 5.1% from year-end 2009. As of December 31, 2010, total deposits amounted to $626,895,000, an increase of 8.0% over 2009. Assets as of December 31, 2009 were $758,330,000, an increase of 6.1% over 2008, while total deposits as of year-end 2009 amounted to $580,569,000, an increase of 15.0% from 2008.

In 2010, because of the economy and the continuing lack of loan demand, deposit growth was used to fund the purchase of investment securities and to reduce short-term borrowings.

In both 2009 and 2008, deposit growth was used principally to fund loan growth. The Corporation continues to maintain and manage its asset growth. Our strong equity capital position provides us an opportunity to further leverage our asset growth. Borrowings decreased in 2010 by $13,061,000 after decreasing by $36,956,000 in 2009. Increased borrowings in 2008 helped fund loan growth and other asset growth on the balance sheet. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals continues to be our most significant source of funds. In 2009, several successful sales campaigns attracted new customers and  generated growth in retail certificates of deposit (time deposits of individuals) as well as checking, savings and money market accounts.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 91.5% for 2010, compared to 90.7% for 2009 and 90.0% for 2008. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained  at minimal levels. The primary earning assets are loans and investment securities.

LOANS

Total loans, net of unearned income, increased to $409,651,000 as of December 31, 2010, as compared to a balance of $406,697,000 as of December 31, 2009. Table 6 provides data relating to the composition of the Corporation's loan portfolio on the dates indicated. Total loans, net of unearned income, increased $2,954,000, or 0.7% in 2010 compared to a decrease of $1,670,000, or 0.4% in 2009.

The economy and the resultant decline in loan demand account for the slow growth in loans in 2010. Residential real estate loans decreased by $6,111,000 in 2010 since the bulk of residential real estate loans originated were secondary market conforming and were sold. The Corporation did not change its underwriting standards in 2010, rather opportunities to originate commercial and consumer loans declined because of the economy and the increased unemployment in our market area.

The loan portfolio is well diversified. The total commercial portfolio is $269,290,000 of which $233,764,000 or 57.0% of gross loans is secured by commercial real estate. The largest relationship is an $8,000,000 tax-free loan to a municipality founded in 1816 consisting of 35 square miles, which is located in the eastern region of our market area. The township has experienced 17% growth in population over the past 9 years and future job growth is projected to be 29% over the next 10 years. The township is currently involved in a $70,000,000 sewer expansion project. Our loan is secured by project receivables and the full faith, credit and taxing power of the township.

The second largest relationship of $7,734,000 is comprised of loans to individuals and their related companies involved in the ownership and operation of gas stations, convenience stores, and truck stops located in northern, central, and eastern Pennsylvania. The borrowers are well experienced in the industry and have been operating various locations since 1988. The loans are secured by commercial real estate, and perfected security interest in all business assets.

The next largest relationship is a real estate holding LLC established in 2006, and its related medical service companies. The LLC was formed to construct and provide medical office space for a group of closely related medical entities and outside services and is located in the corporation’s immediate central market area. The relationship had outstanding loan balances of $6,714,000 at December 31, 2010, secured primarily by commercial real estate and perfected security interest in all business assets of the various related entities.  A small portion of the relationship is to an individual $45,000 secured by vehicles.

The fourth largest commercial relationship is the net balance of $6,010,000, after participations sold of $3,559,000 and letters of credit of $2,833,000. This relationship is comprised of a $5,000,000 revolving line of credit and related $2,833,000 letters of credit to develop a Planned Residential Community in the eastern portion of our market area, several commercial investment properties totaling $4,032,000, a $450,000 revolving line of credit for working capital and an $87,000 residential mortgage. The borrowers and their related companies have been involved in real estate development since 1974, and have developed residential communities, and medical and professional office space. The entire relationship is secured by a combination of real estate and marketable securities.

The fifth largest relationship of $5,546,000 is located in our central market area and is involved in metal machinery, metal coating, plastic refinery and related real estate holding companies.  Loans consist of mortgages on the commercial real estate from which the various businesses operate, term loans and lines of credit, and are secured by a combination of commercial real estate and perfected interest in all business assets.

Each of the aforementioned loans are paying as agreed and none of the loans are considered criticized or classified. The property securing each of the loans was approved at the time the loan was originated. Appraisals are ordered independently of the loan approval process from appraisers on an approved list. All appraisals are reviewed internally for conformity with accepted standards of the Bank.

All loan relationships in excess of $1,500,000 are reviewed internally and through an external loan review process on an annual basis. Such review is based upon analysis of current financial statements of the borrower, co-borrowers/guarantors, payment history, and economic conditions.

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

Increases in the portfolio in 2008 were primarily in commercial real estate loans. There was a slight increase in commercial loans - other. These are loans to corporations and businesses not secured by real estate. The Corporation continued to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Table 6  —  Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	December 31,
	2010	2009	2008	2007	2006
Commercial, financial and agricultural:
Commercial secured by real estate	$227,147	$203,413	$206,095	$190,803	$123,673
Commercial - other	29,693	42,815	33,104	29,129	22,169
Tax exempt - real estate and other	12,450	12,525	18,920	10,899	3,264
Real estate (primarily residential mortgage loans)	131,981	138,092	136,288	130,865	86,208
Consumer loans	8,781	10,802	15,291	16,712	18,728
Total Gross Loans	$410,052	$407,647	$409,698	$378,408	$254,042
Less: Unearned income and unamortized loan fees net of costs	401	950	1,331	1,805	2,285
Total Loans, net of unearned income	$409,651	$406,697	$408,367	$376,603	$251,757

INVESTMENT SECURITIES

The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The investment portfolio has been allocated between securities available for sale, including restricted equity securities, and securities held to maturity. No investment securities were established in a trading account. Available for sale securities increased $32,441,000 or 11.7% to $310,265,000 in 2010 due to the substantial increase in deposits during the year and the lack of loan demand. Available for sale securities increased $37,649,000, or 15.7% to $277,824,000 in 2009. At December 31, 2010 the net unrealized loss, net of the tax effect, on these securities was $1,633,000 and is included in stockholders’ equity as accumulated other comprehensive loss. At December 31, 2009, accumulated other comprehensive income, net of tax effect, amounted to a loss of $2,583,000. In 2010, held to maturity securities increased $1,292,000, or 26.0% to $6,266,000 after increasing $1,984,000, or 66.4% in 2009. Table 7 provides data on the carrying value of our investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available for sale. This provides the Corporation with increased flexibility should  there be a need or desire to liquidate an investment security.

The Corporation reduced investments in US government corporations and agencies and increased investment in state and municipal and corporate securities in order to attain more attractive yields.

The investment portfolio includes U.S. Government Corporations and Agencies, corporate obligations, mortgage backed securities, state and municipal securities, both tax-exempt and taxable. In addition, the investment portfolio includes restricted equity securities consisting primarily of common stock investments in the Federal Reserve Bank and the Federal Home Loan Bank. Marketable equity securities consists of common stock investments in other commercial banks and bank holding companies. A quarterly impairment analysis is conducted as outlined under non-interest income on page 22 of this report.

Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on our statements of income. The investment portfolio does not contain any structured notes, step-up bonds, off-balance sheet derivatives, or trust preferred investments.

During 2010, interest bearing deposits in other banks decreased to $4,559,000 from $7,227,000 in 2009. The decrease in interest bearing deposits in other banks in 2010 was the result of more efficient investment of excess funds into the investment portfolio. Interest bearing deposits in other banks increased in 2009 since deposit growth was substantial and the Corporation elected to take a defensive posture and increase its liquidity in the event customers elected to withdraw some deposits and also be prepared for possible increases in interest rates.

Table 7  —  Carrying Value of Investment Securities

(Amounts in thousands)
	December 31,
	2010		2009		2008
	Available	Held to	Available	Held to	Available	Held to
	for Sale	Maturity	for Sale	Maturity	for Sale	Maturity
U. S. Government Corporations and Agencies	$51,873	$5,169	$59,422	$3,159	$78,344	$176
State and Municipal	177,252	1,097	162,600	1,815	133,461	2,814
Corporate	72,952	—	45,904	—	19,781	—
Marketable Equity Securities	1,825	—	1,759	—	1,911	—
Restricted Equity Securities	6,363	—	8,139	—	6,678	—
Total Investment Securities	$310,265	$6,266	$277,824	$4,974	$240,175	$2,990

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of
December 31, 2010, the allowance for loan losses was $5,701,000 as compared to $5,322,000 and $5,195,000 as of December 31, 2009 and 2008, respectively. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

Table 8 contains an analysis of our Allowance for Loan Losses indicating charge-offs and recoveries by the year and annual additional provisions charged to operations. In 2010, net charge-offs as a percentage of average loans were 0.5%, in 2009 net charge-offs as a percentage of average loans were 0.2% compared to 0.1% in  2008. Net charge-offs amounted to $2,196,000 in 2010, $673,000 in 2009 and $551,000 in 2008. The increase in net charge-offs in 2010 relates primarily to increased losses of commercial loans secured by real estate. The largest relationship, representing 45.7% of net charge-offs in 2010, is located in the eastern portion of our market area and was directly related to the housing industry. The downturn in the economy resulted in a drastic reduction in the number of housing starts in that region. The second largest loan relationship, representing 17.8%, of net charge-offs in 2010 was related to residential investment real estate which was also negatively affected with the downturn in the economy resulting in increased vacancy rates. The resulting charge-offs verses the specific allocations for these two relationships required an additional provision in the third quarter of 2010. The increase in net charge-offs in 2009 relate primarily to increased losses on commercial loans, real estate loans and consumer loans. In 2009, the charge-offs were related to the downturn in the economy and the housing industry in commercial loans, and the economy in general in the consumer portfolio. In 2008, the increase in net charge-offs was directly related to real estate loans.

For the year ended December 31, 2010 the provision for loan losses was $2,575,000 as compared to $800,000 for 2009 and $700,000 for 2008. In 2010, $2,033,000 of the provision was related to commercial and real estate loans. Net charge-offs of commercial and real estate loans in 2010 were $2,115,000 and this impacted the historical loss component factor for the allowance for loan loss valuation. The remaining provision of $542,000 was affected by the current year net charge-offs of $81,000 as well as an increase of the economic component factor of the allowance for loan loss valuation. The Corporation determined that the provision for loan losses made during 2010 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2010.

Table 8  —  Analysis of Allowance for Loan Losses

(Amounts in thousands)	Years Ended December 31,
	2010	2009	2008	2007	2006
Balance at beginning of period	$5,322	$5,195	$5,046	$3,671	$3,676
Charge-offs:
Commercial, financial, and agricultural	389	211	44	12	493
Real estate	1,778	354	633	138	183
Consumer	95	169	62	86	110
	2,262	734	739	236	786
Recoveries:
Commercial, financial, and agricultural	39	13	154	135	228
Real estate	13	25	6	11	4
Consumer	14	23	28	33	49
	66	61	188	179	281

Net charge-offs	2,196	673	551	57	505
Additions charged to operations	2,575	800	700	150	500
Allowance purchased	—	—	—	1,282	—
Balance at end of period	$5,701	$5,322	$5,195	$5,046	$3,671

Ratio of net charge-offs during the period to average loans outstanding during the period	0.5%	0.2%	0.1%	.02%	0.2%
Allowance for loan losses to average loans outstanding during the period	1.39%	1.30%	1.33%	1.82%	1.50%

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

With our manageable level of net charge-offs and the additions to the reserve from our provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.39% in 2010, 1.30% to 2009, and 1.33% in 2008.

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

Table 9  —  Allocation of Allowance for Loan Losses

(Amounts in thousands)	December 31,
	2010	%*	2009	%*	2008	%*	2007	%*	2006	%*
Commercial, financial, and agricultural	$565	11.4	$970	14.5	$721	12.7	$1,116	22.8	$674	19.7
Real estate – mortgage	4,270	86.1	3,948	81.6	3,641	84.1	3,680	75.1	2,613	76.1
Consumer and other loans	123	2.5	99	3.9	207	3.2	103	2.1	145	4.2
Unallocated	743	N/A	306	N/A	626	N/A	147	N/A	239	N/A
	$5,701	100.0	$5,323	100.0	$5,195	100.0	$5,046	100.0	$3,671	100.0

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

The total of non-performing assets increased to $5,425,000 in 2010 after increasing to $3,418,000 as of December 31, 2009 from $1,761,000 as of December 31, 2008. The economy, in particular increased unemployment and the downturn of the housing industry, had a direct effect of increasing our non-performing assets. The Corporation is closely monitoring its commercial real estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Losses on commercial real estate, which increased in 2010, are projected to continue higher than normal into 2011. Impaired loans increased to $4,276,000 in 2010 from $2,948,000 in 2009. Foreclosed assets increased to $1,149,000 in 2010 from $330,000 in 2009. Loans past-due 90 days or more and still accruing decreased to $0 in 2010 from $140,000 in 2009. Non-performing assets to period end loans and foreclosed assets was 1.3% in 2010, 0.8% in 2009, and 0.4% in 2008. Total non-performing assets to total assets also increased to 0.7% in 2010 from 0.5% and 0.3% in 2009 and 2008, respectively. Our allowance for loan losses to total non-performing assets decreased to 105.1% in 2010 from 155.7% and 295.0% in 2009 and 2008, respectively. Additional detail can be found on page 31, Table 10—Non-Performing Assets and page 60 in the Financing Receivables on non-accrual status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, and a full-time workout specialist to manage collection efforts.

Impaired loans were $4,276,000 at December 31, 2010. Three relationships carried aggregate balances of $500,000 or greater. The largest relationship is represented by two loans carrying a balance of $636,000 secured by leasehold mortgages. The year end valuation carried a net realizable value of $587,000, after an estimated 10% cost to sell, resulting in a specific allocation of $49,000.  The next largest relationship is represented by four loans carrying a balance of $627,000 secured by three commercial real estate properties. The year end valuations carried a net realizable value of $486,000, after an estimated 10% cost to sell, resulting in a specific allocation of $141,000 at December 31, 2010. The next largest relationship is represented by three loans carrying a balance of $500,000 secured by residential real estate. The year end appraisal indicated a maximum sales price of $721,000 and a liquidation value of $556,000. The Corporation charged off  $70,000 prior to year end bringing the loan balances to $500,000 equaling the net realizable value after an estimated 10% cost to sell. Of the $4,276,000, $636,000 is located outside of our primary market area. None of the impaired loans were participation loans.

The Corporation’s impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values.

For impaired loans less than $250,000 upon classification and annually at year end, the Corporation completes a Certificate of Inspection (approved by the State Department of Banking and the FDIC examiners) which includes the results of an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.

Improving loan quality is a priority, and we actively work with borrowers to resolve credit problems and will continue our close monitoring efforts in 2011. As of December 31, 2010, the Corporation did not have any troubled debt restructurings in its loan portfolio. Excluding the assets disclosed in Table 10, management is not aware of any information about borrowers' possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

Should the economic climate no longer continue to be stable or deteriorate further, borrowers may experience difficulty, and the level of non-performing loans and assets, charge-offs and delinquencies could rise and possibly require additional increases in our allowance for loan losses.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan and lease losses. They may require additions to allowances based upon their judgements about information available to them at the time of examination.

Interest income received on non-performing loans in 2010 and 2009 was $63,000 and $61,000, respectively. Interest income, which would have been recorded on these loans under the original terms in 2010 and 2009 was $316,000 and $242,000,  respectively. At December 31, 2010 and 2009, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2010 and 2009, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 10  —  Non-Performing Assets

(Amounts in thousands)
	2010	2009	2008
Non-performing assets
Impaired loans	$4,276	$2,948	$1,718
Foreclosed assets held for resale	1,149	330	28
Loans past-due 90 days or more and still accruing interest	—	140	15
Total non-performing assets	$5,425	$3,418	$1,761

Impaired loans
Non-performing loans	$4,276	$2,948	$1,718
Allocated allowance for loan losses	(605)	(834)	(417)
Net investment in impaired loans	$3,671	$2,114	$1,301

Impaired loans with a valuation allowance	$2,553	$1,055	$567
Impaired loans without a valuation allowance	1,723	1,893	1,151
Total impaired loans	$4,276	$2,948	$1,718

Valuation allowance related to impaired loans	$605	$834	$417

Valuation allowance as a percent of impaired loans	14.2%	28.3%	24.3%
Impaired loans to loans net of unearned discount	1.0%	0.7%	0.4%
Non-performing assets to period-end loans and foreclosed assets	1.3%	0.8%	0.4%
Total non-performing assets to total assets	0.7%	0.5%	0.3%
Allowance for loan losses to impaired loans	133.3%	180.5%	302.4%
Allowance for loan losses to total non-performing assets	105.1%	155.7%	295.0%

Real estate mortgages comprise 89.2% of the loan portfolio as of December 31, 2010, as compared to 84.9% in 2009. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our marketing area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately each three to five years and are also concentrated in our marketing area. The Corporation’s loss exposure on its non-performing loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Deposits increased by $46,326,000, or a 8.0% for the year ending December 31, 2010. This increase compares to a deposit increase of $75,936,000, or 15.0% in 2009. Much of the deposit increase in both 2010 and 2009 relates to the economy and the concerns on Wall Street. We believe customers sought the safety and stability of community banks, together with the increased FDIC insurance limits, which accounts for the rise in deposits during this period.

During 2010, the Corporation experienced a deposit increase in both non-interest and interest bearing deposits. Non-interest bearing deposits amounted to $69,080,000 as of December 31, 2010, an increase of $7,301,000 or 11.8% from 2009. Interest bearing deposits amounted to $557,815,000 as of December 31, 2010, an increase of $39,025,000, or 7.5% over 2009.

The deposit growth in 2010 was not a function of First Keystone paying up with higher interest rates to spur deposit growth. In fact, our cost of interest bearing deposits fell in 2010 and our net-interest margin actually increased to 3.63% in 2010 from 3.55% in 2009.

During 2010, because of our deposit growth and weak loan demand, the Corporation reduced its reliance on borrowings. Short-term borrowings amounted to $20,977,000 as of year-end 2010, an increase of $3,515,000 from 2009. However, long-term borrowings decreased to $66,400,000 in 2010 as compared to $82,976,000 as of December 31, 2009. Total borrowings were $87,377,000 as of December 31, 2010, compared to $100,438,000 on December 31, 2009. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, and short-term borrowings from the Federal Home Loan Bank (FHLB).

Long-term borrowings are typically FHLB term borrowings with a maturity of one year or more. Short-term borrowings from the Federal Home Loan Bank are commonly used to offset seasonal fluctuations in deposits. In connection with FHLB borrowings, US Treasury demand notes and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on investment securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income, may increase or decrease total equity capital. The total net increase in capital was $4,893,000 in 2010 after an increase of $5,020,000 in 2009. Approximately 80% of the increase in equity capital in 2010 relates to an increase in retained earnings. The accumulated other comprehensive income amounted to $(1,633,000) in 2010 and $(2,583,000) in 2009. The Corporation had 243,540 shares of common stock as of December 31, 2010, and 247,641 shares of common stock as of December 31, 2009, at a cost of $6,103,000 and $6,240,000, respectively as treasury stock.

Return on equity (ROE) is computed by dividing net income by average stockholders’ equity.  This ratio was 10.98% for 2010, 10.88% for 2009, and 10.72% for 2008. Refer to Performance Ratios on page 17— Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 11 reflects risk-based capital ratios and the leverage ratio for our Corporation and Bank. The Corporation's leverage ratio was 7.44% at both December 31, 2010 and December 31, 2009.

The Corporation has consistently maintained regulatory capital ratios at or above the “well capitalized” standards. For additional information on capital ratios, see Note 16 on page 68 of this report. As Table 11 indicates, the risk-based capital ratios for both the Corporation and the Bank, although down slightly, remained strong. The risk-based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk-based capital ratio is credit risk exposure associated with off-balance sheet contracts and commitments.

Table 11  —  Capital Ratios
	December 31, 2010		December 31, 2009
	Corporation	Bank	Corporation	Bank
Risk-Based Capital:
Tier I risk-based capital ratio	10.85%	11.52%	10.86%	11.85%
Total risk-based capital ratio (Tier 1 and Tier 2)	11.87%	12.53%	11.90%	12.88%
Leverage Ratio:
Tier I capital to average assets	7.44%	8.02%	7.44%	8.21%

LIQUIDITY MANAGEMENT

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Liquidity is needed to provide the funding requirements of depositors withdrawals, loan growth, and other operational needs. Asset liquidity is provided by investment securities maturing in one year or less, other short-term investments, federal funds sold, and cash and due from banks. At year-end 2010, cash and due from banks and interest-bearing deposits in other banks totaled $11,905,000 as compared to $11,426,000 at year-end 2009. Additionally, maturing loans and repayment of loans are another source of asset liquidity. Uncertain about the duration of some of our 2010 and 2009 deposit growth, First Keystone chose to maintain more liquidity than normal in the event customers elected to withdraw some deposits.

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

Increases in the level of interest rates also may adversely affect the fair value of the Corporation’s securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Corporation’s interest-earning assets, which could adversely affect the Corporation’s results of operations if sold, or, in the case of interest earning assets classified as available for sale, the Corporation’s stockholders’ equity, if retained. Under FASB ASC 320-10 Investment Debt and Equity Securities, changes in the unrealized gains and losses, net of taxes, on securities classified as available for sale will be reflected in the Corporation’s stockholders’ equity. The Corporation does not own any trading assets.

Asset/Liability Management

The principal objective of asset liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 12 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2010. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 12 include:  a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2010 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Table 12  —  Interest Rate Sensitivity Analysis

(Amounts in thousands)
	December 31, 2010
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total

Assets	$149,893	$341,104	$265,861	$39,743	$796,601

Liabilities/Stockholders Equity	221,694	318,912	176,438	79,557	796,601

Interest Rate Sensitivity Gap	$(71,801)	$22,192	$89,423	$(39,814)

Cumulative Gap	$(71,801)	$(49,609)	$39,814

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

Table 13 presents an analysis of the changes in net-interest income and net present value of the balance sheet resulting from an increase or decrease of two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net-interest income would decrease by approximately 5.8% if rates fell by two percentage points over one year. The model projects a decrease of approximately 4.7% in net-interest income if rates rise by two percentage points over one year. Both of these forecasts are within the one year policy guidelines.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At year-end 2010, a 200 basis point immediate decrease in rates is estimated to increase net present value by 4.0%. Additionally, net present value is projected to decrease by 18.0% if rates increase immediately by 200 basis points. Both scenario projections are below our policy limits of 40%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Table 13  —  Effect of Change in Interest Rates
Projected Change
Effect on Net Interest Income
1-year Net Income simulation Projection
–200 bp Shock vs Stable Rate	(5.8)%
+200 bp Shock vs Stable Rate	(4.7)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
–200 bp Shock vs Stable Rate	4.00%
+200 bp Shock vs Stable Rate	(18.00)%

MARKET PRICE/DIVIDEND HISTORY

As of December 31, 2010, the corporation had 5,444,227 shares of $2.00 par value common stock outstanding held by shareholders of record. First Keystone Corporation’s common stock is quoted on the Over The Counter (OTC) Bulletin Board under the symbol “FKYS.OB”.

Table 14 reports the highest and lowest per share prices known to the Corporation and the dividends paid during the periods indicated. These prices do not necessarily reflect any dealer or retail markup, markdown or commission.

Table 14  —  Market Price/Dividend History

	2010		2009		2008
	Common Stock	Dividends	Common Stock	Dividends	Common Stock	Dividends
	High/Low	Paid	High/Low	Paid	High/Low	Paid
First Quarter	$17.25/$15.77	$.23	$17.50/$14.01	$.23	$18.00/$15.25	$.22
Second Quarter	$17.49/$15.50	.23	$16.55/$15.25	.23	$18.00/$14.25	.22
Third Quarter	$16.75/$15.50	.23	$16.55/$15.00	.23	$18.00/$15.50	.22
Fourth Quarter	$17.50/$15.90	.24	$17.95/$14.55	.23	$16.00/$13.50	.23

Table 15  —  Quarterly Results of Operations (Unaudited)

(Amounts in thousands, except per share)

	Three Months Ended
2010	March 31	June 30	September 30	December 31

Interest income	$9,433	$9,528	$9,585	$9,608
Interest expense	3,469	3,324	3,092	2,857
Net interest income	$5,964	$6,204	$6,493	$6,751
Provision for loan losses	200	400	1,075	900
Other non-interest income	1,096	1,395	2,073	1,194
Non-interest expense	4,121	4,278	4,288	4,585
Income before income taxes	$2,739	$2,921	$3,203	$2,460
Income taxes	552	608	713	489
Net income	$2,187	$2,313	$2,490	$1,971

Per share	$.40	$.43	$.45	$.37

2009	March 31	June 30	September 30	December 31

Interest income	$9,363	$9,406	$9,253	$9,524
Interest expense	4,035	3,950	3,898	3,682
Net interest income	$5,328	$5,456	$5,355	$5,842
Provision for loan losses	275	175	150	200
Other non-interest income	1,036	1,310	1,073	880
Non-interest expense	3,516	4,160	3,708	4,880
Income before income taxes	$2,573	$2,431	$2,570	$1,642
Income taxes	471	268	484	56
Net income	$2,102	$2,163	$2,086	$1,586

Per share	$.39	$.39	$.39	$.29

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  First Keystone Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Corporation and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) First Keystone Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011, expressed an unqualified opinion.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania
March 15, 2011

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
	2010	2009
ASSETS
Cash and due from banks	$4,346	$4,199
Interest-bearing deposits in other banks	4,559	7,227
Federal funds sold	3,000	—
Total cash and cash equivalents	11,905	11,426
Investment securities available-for-sale	303,902	269,685
Investment securities held-to-maturity (estimated fair value 2010 - $6,191; 2009 - $4,936)	6,266	4,974
Restricted securities at cost - available-for-sale	6,363	8,139
Loans, net of unearned income	409,651	406,697
Allowance for loan losses	(5,701)	(5,322)
Net loans	$403,950	$401,375
Premises and equipment, net	11,842	11,465
Accrued interest receivable	4,589	4,213
Cash surrender value of bank owned life insurance	18,388	17,622
Investment in limited partnerships	1,600	690
Goodwill	19,133	19,133
Core deposit intangible	1,240	1,530
Prepaid FDIC insurance	2,005	2,780
Foreclosed assets held for resale	1,149	330
Deferred income taxes	2,742	3,513
Other assets	1,527	1,455
TOTAL ASSETS	$796,601	$758,330

LIABILITIES
Deposits:
Non-interest bearing	$69,080	$61,779
Interest bearing	557,815	518,790
Total Deposits	626,895	580,569
Short-term borrowings	20,977	17,462
Long-term borrowings	66,400	82,976
Accrued interest and other expenses	2,976	3,101
Other liabilities	293	55
TOTAL LIABILITIES	$717,541	$684,163

STOCKHOLDERS' EQUITY
Preferred stock, par value $10.00 per share; authorized and unissued 500,000 shares	$—	$—
Common stock, par value $2.00 per share; authorized 10,000,000 shares; issued 5,687,767 in 2010 and 2009	11,375	11,375
Surplus	30,175	30,269
Retained earnings	45,246	41,346
Accumulated other comprehensive (loss)	(1,633)	(2,583)
Treasury stock, at cost, 243,540 shares in 2010 and 247,641 shares in 2009	(6,103)	(6,240)

TOTAL STOCKHOLDERS' EQUITY	$79,060	$74,167
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$796,601	$758,330

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Year Ended December 31,

	2010	2009	2008
INTEREST INCOME
Interest and fees on loans	$24,401	$24,819	$25,408
Interest and dividends on investment securities:
Taxable	10,386	9,218	8,367
Tax-exempt	3,223	3,550	3,514
Dividends	116	130	256
Deposits in banks	23	9	79
Federal funds sold	5	—	14
Total interest income	$38,154	$37,726	$37,638

INTEREST EXPENSE
Deposits	$9,111	$11,364	$13,908
Short-term borrowings	230	371	669
Long-term borrowings	3,401	3,830	3,539
Total interest expense	$12,742	$15,565	$18,116
Net interest income	$25,412	$22,161	$19,522
Provision for loan losses	2,575	800	700
Net interest income after provision for loan losses	$22,837	$21,361	$18,822

NON-INTEREST INCOME
Trust department	$641	$475	$530
Service charges and fees	1,494	1,662	1,828
Bank owned life insurance income	766	748	707
ATM fees and debit card income	804	689	627
Gain on sale of loans	825	300	136
Investment securities gains (losses) - net	163	(138)	(148)
Recovery on loss due to defalcation	800	—	—
Other	265	563	366
Total non-interest income	$5,758	$4,299	$4,046

NON-INTEREST EXPENSE
Salaries and employee benefits	$9,049	$8,056	$7,350
Occupancy, net	1,300	1,170	1,064
Furniture and equipment	567	504	529
Computer expense	796	642	407
Professional services	905	608	534
State shares tax	708	697	683
FDIC insurance	876	1,184	219
ATM and debit card fees	351	277	346
Loss due to defalcation	—	850	—
Other	2,720	2,456	2,791
Total non-interest expense	$17,272	$16,444	$13,923

Income before income taxes	$11,323	$9,216	$8,945
Income tax expense	2,362	1,279	1,394
NET INCOME	$8,961	$7,937	$7,551

PER SHARE DATA
Net income per share:
Basic	$1.65	$1.46	$1.39
Diluted	$1.65	$1.46	$1.39
Cash dividends per share	$.93	$.92	$.89

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amounts in thousands, except per share data)
					Accumulated
					Other
	Common		Comprehensive	Retained	Comprehensive	Treasury
	Stock	Surplus	Income	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2007	$11,375	$30,252		$35,705	$(166)	$(6,242)	$70,924

Comprehensive Income:
Net Income			$7,551	7,551			7,551
Change in net unrealized (loss) on investment securities available-for- sale, net of reclassification adjustment and tax effects			(4,505)		(4,505)		(4,505)
Total comprehensive income			$3,046
Issuance of 50 shares of treasury stock upon exercise of employee stock options		(1)				2	1
Recognition of stock option expense			18
							18
Cash dividends - $.89 per share				(4,842)			(4,842)

Balance at December 31, 2008	$11,375	$30,269		$38,414	$(4,671)	$(6,240)	$69,147

Comprehensive Income:
Net Income			$7,937	7,937			7,937
Change in net unrealized (loss) on investment securities available-for- sale, net of reclassification adjustment and tax effects			2,088		2,088		2,088
Total comprehensive income			$10,025
Cash dividends - $.92 per share				(5,005)			(5,005)

Balance at December 31, 2009	$11,375	$30,269		$41,346	$(2,583)	$(6,240)	$74,167

Comprehensive Income:
Net Income			$8,961	8,961			8,961
Change in net unrealized (loss) on investment securities available-for- sale, net of reclassification adjustment and tax effects			950		950		950
Total comprehensive income			$9,911
Issuance of 4,101 shares of treasury stock upon exercise of employee stock options		(94)				137	43
Cash dividends - $.93 per share				(5,061)			(5,061)

Balance at December 31, 2010	$11,375	$30,175		$45,246	$(1,633)	$(6,103)	$79,060

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31,

	2010	2009	2008
OPERATING ACTIVITIES
Net income	$8,961	$7,937	$7,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,575	800	700
Depreciation and amortization	1,049	762	710
Stock option expense	—	—	18
Premium amortization on investment securities	825	322	95
Discount accretion on investment securities	(1,344)	(1,228)	(677)
Impairment loss on investment securities	—	—	437
Core deposit discount amortization net of accretion	288	269	181
Deferred income tax provision (benefit)	244	(166)	(471)
Gain on sale of mortgage loans originated for resale	(825)	(300)	(136)
Proceeds from sale of mortgage loans originated for resale	25,433	20,130	8,992
Originations of mortgage loans originated for resale	(20,515)	(27,402)	(12,218)
(Gain) loss on sales of investment securities	(163)	138	(289)
Gain on sale of foreclosed real estate	(20)	(9)	(31)
(Increase) decrease in accrued interest receivable	(376)	15	(987)
Increase in cash surrender value of bank owned life insurance	(766)	(748)	(707)
(Increase) decrease in other assets - net	(72)	107	(104)
(Increase) decrease in prepaid FDIC insurance	775	(2,780)	—
Increase (decrease) in accrued interest and other expenses	(125)	(387)	32
Increase (decrease) in other liabilities - net	238	(181)	85
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES	$16,182	$(2,721)	$3,181

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	$32,691	$82,407	$80,025
Proceeds from maturities and redemption of investment securities available-for-sale	26,381	19,672	36,148

Purchases of investment securities available-for-sale	(90,123)	(134,338)	(120,676)
Proceeds from maturities and redemption of investment securities held-to-maturity	2,737	2,017	2,015

Purchases of investment securities held-to-maturity	(5,036)	(4,000)	(467)
Proceeds from sales of restricted securities	1,776	—	3,601
Purchases of restricted securities	—	(1,461)	(4,171)
Proceeds from bank owned life insurance	—	530	—
Net (increase) decrease in loans	(10,337)	7,920	(29,184)
Purchases of premises and equipment	(1,357)	(3,023)	(1,476)
Purchase of investment in real estate venture	(1,084)	—	(18)
Proceeds from sale of foreclosed assets held for resale	380	441	384
Decrease in other liabilities related to acquisition	—	—	(152)
NET CASH (USED IN) INVESTING ACTIVITIES	$(43,972)	$(29,835)	$(33,971)

FINANCING ACTIVITIES
Net increase in deposits	$46,328	$75,957	$11,701
Net increase (decrease) in short-term borrowings	3,515	(37,870)	7,983
Proceeds from long-term borrowings	7,000	13,000	25,000
Repayment of long-term borrowings	(23,556)	(12,051)	(9,077)
Proceeds from issuance of treasury stock	43	—	1
Cash dividends paid	(5,061)	(5,005)	(4,842)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$28,269	$34,031	$30,766

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$479	$1,475	$(24)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,426	9,951	9,975
CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,905	$11,426	$9,951

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

NOTE 1  —  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of First Keystone Corporation and Subsidiary (the “Corporation”) are in accordance with accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:

Principles of Consolidation

The consolidated financial statements include the accounts of First Keystone Corporation and its wholly-owned Subsidiary, First Keystone Community Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could significantly differ from those estimates.

Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, impairment of other intangible assets and foreclosed real estate. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed. The result of the analysis could result in adjustments to the estimates.

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”), Atlantic Central Bankers Bank (“ACBB”) and Federal Reserve Bank and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB, the Federal Reserve Bank or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At December 31, 2010, the Corporation held $6,328,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2009, the Corporation held $6,661,000 in stock of the FHLB-Pittsburgh, $35,000 in stock of ACBB and $1,443,000 in stock of the Federal Reserve Bank.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at December 31, 2010 and 2009.

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

Mortgage loans held for resale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse to the Corporation.

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

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

Impaired Loans — A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under current accounting standards, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s effective interest rate or the fair value of the collateral for certain collateral dependent loans. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above.

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

In addition, the Corporation is subject to periodic examination by its federal and state examiners, and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.

In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. The allowance is estimated by management and is classified in other liabilities.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. At the present time, select loans are not aggregated for collective impairment evaluation, as such; all loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a trouble debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding two years. In calculating the historical component of our allowance, we aggregate loans into one of four portfolio segments: Commercial, Commercial Real Estate, Consumer and Residential. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the concentration of watch and substandard loans as a percentage of total loans, levels of loan concentration within the portfolio segment or division of a portfolio segment and broad economic conditions.

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

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. The real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense.  The total of foreclosed real estate properties amounted to $1,149,000 and $330,000 at December 31, 2010 and 2009, respectively.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions.  Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

Investments in Real Estate Ventures

The Bank is a limited partner in  real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank.  Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense.  The amount of tax credits allocated to the Bank were $187,000 in 2010, $187,000 in 2009 and $187,000 in 2008, and the amortization of the investments in the limited partnerships were $173,291, $154,000 and $148,000 in 2010, 2009 and 2008, respectively.  The carrying value of the investments as of December 31, 2010, 2009 and 2008, were $1,600,000, $690,000 and $844,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. During 2010, the Bank purchased an interest in a low income housing partnership in the amount of $1,084,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At December 31, 2010 and 2009 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2010 and December 31, 2009, the Corporation does not have any amounts accrued for interest and/or penalties.

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004.  Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities were recorded related to the Pocono acquisition as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2010, and has determined there was no impairment as of that date. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired.  The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party.  Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party.  The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing.  The Corporation has tested the core deposit intangible included in its consolidated balance sheet at December 31, 2010 and has determined there was no impairment as of that date.  No assurance can be given that future impairment tests will not result in a charge to earnings.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

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

Per share data has been adjusted retroactively for stock splits and stock dividends.  The reconciliation of the numerators and denominators of the basic and diluted earnings per share follows:

	Year Ended December 31, 2010
		Weighted Average
	Net Income	Number of Shares	Per Share
	Numerators	Denominators	Amount

Net income	$8,961
Basic earnings per share:
Income available to common stockholders	$8,961	5,442	$1.65
Effect of dilutive securities:
Stock options		2
Diluted earnings per share:
Income available to common stockholders	$8,961	5,444	$1.65

	Year Ended December 31, 2009
		Weighted Average
	Net Income	Number of Shares	Per Share
	Numerators	Denominators	Amount

Net income	$7,937
Basic earnings per share:
Income available to common stockholders	$7,937	5,440	$1.46
Effect of dilutive securities:
Stock options		2
Diluted earnings per share:
Income available to common stockholders	$7,937	5,442	$1.46

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31, 2008
		Weighted Average
	Net Income	Number of Shares	Per Share
	Numerators	Denominators	Amount

Net income	$7,551
Basic earnings per share:
Income available to common stockholders	$7,551	5,440	$1.39
Effect of dilutive securities:
Stock options		2
Diluted earnings per share:
Income available to common stockholders	$7,551	5,442	$1.39

Cash Flow Information

For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and due from other banks and interest bearing deposits in other banks and federal funds sold. The Corporation considers cash classified as interest bearing deposits with other banks as a cash equivalent since they are represented by cash accounts essentially on a demand basis. Federal funds are also included as a cash equivalent because they are generally purchased and sold for one-day periods.

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a last-in-first-out basis.

Trust Assets and Income

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Trust Department income is generally  recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

Accumulated Other Comprehensive Income

The Corporation is required to present accumulated other comprehensive income in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income is comprised of net unrealized holding gains on the available for sale investment securities portfolio. The Corporation has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

Recent Accounting Pronouncements

FASB ASU 2010-20 - “Receivable (Topic 310), Disclosures about the Credit Quality of Financial Receivables and the Allowance for Credit Losses” — ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past-due financing receivables, allowance for credit losses related to financing receivable, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 4.

FASB ASU 2010-09 - Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure requirements. This accounting standard update modifies the requirement to disclose the date that subsequent events are considered through for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

FASB ASC 860 - In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and servicing (Statement No. 166 — Accounting for Transfers of Financial Assets — and amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuting involvement with the transferred financial asset. The new guidance became effective for the Corporation on January 1, 2010. The implementation of this new guidance did not have a material impact on the Corporation’s consolidated financial statements.

FASB ASC 820-10 - In January 2010, the FASB issued an updated (ASC No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 210-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales issuances and settlements in Level 3 fair value measurements and clarify disclosures about the Level of disaggregation and disclosures abut inputs and valuation techniques. This update became effective for the Corporation on January 1, 2010. The implementation of this new guidance did not have a material impact on the Corporation’s consolidated financial statements.

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2010, 2009 and 2008, was approximately $273,000, $267,000 and $316,000, respectively.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2010 consolidated financial statements. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2  —   RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2010, was $1,062,000, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset specific charges for services. At December 31, 2010, the amount of this balance was $3,495,000.

NOTE 3  —   INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at December 31, 2010 and 2009:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$43,673	$1,250	$(146)	$44,777
Other	7,079	47	(30)	7,096
Obligations of state and political subdivisions	182,181	2,617	(7,546)	177,252
Corporate securities	71,708	1,497	(253)	72,952
Marketable equity securities	1,725	256	(156)	1,825
Restricted equity securities	6,363	—	—	6,363
Total	$312,729	$5,667	$(8,131)	$310,265

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$142	$3	$—	$145
Other	5,027	19	(81)	4,965
Obligations of state and political subdivisions	1,097	—	(16)	1,081
Total	$6,266	$22	$(97)	$6,191

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$52,730	$1,074	$(575)	$53,229
Other	6,044	155	(6)	6,193
Obligations of state and political subdivisions	168,563	1,650	(7,613)	162,600
Corporate securities	44,262	1,651	(9)	45,904
Marketable equity securities	2,027	187	(455)	1,759
Restricted equity securities	8,139	—	—	8,139
Total	$281,765	$4,717	$(8,658)	$277,824

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$159	$2	$—	$161
Other	3,000	11	(34)	2,977
Obligations of state and political subdivisions	1,815	2	(19)	1,798
Total	$4,974	$15	$(53)	$4,936

Securities Available-for-Sale with an aggregate fair value of $186,735,000 in 2010 and $150,703,000 in 2009; and securities Held-to-Maturity with an aggregate book value of $5,799,000 in 2010 and $2,507,000 in 2009, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $109,283,000 in 2010 and $76,257,000 in 2009 as required by law.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at December 31, 2010. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)
	December 31, 2010
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations1	Subdivisions2	Securities3	Securities3	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$—	$—	$—	$—	$10,746
Estimated fair value	—	—	—	—	10,845
Weighted average yield	—	—	—	—	4.32%
1 - 5 Years:
Amortized cost	4,056	452	—	—	57,902
Estimated fair value	4,064	467	—	—	59,069
Weighted average yield	1.25%	5.78%	—	—	3.22%
5 - 10 Years:
Amortized cost	10,682	1,734	—	—	3,060
Estimated fair value	11,149	1,823	—	—	3,040
Weighted average yield	4.08%	6.05%	—	—	3.19%
After 10
Amortized cost	36,014	179,995	1,725	6,363	—
Estimated fair value	36,660	174,962	1,825	6,363	—
Weighted average yield	4.03%	6.14%	2.54%	.95%	—
Total:
Amortized cost	$50,752	$182,181	$1,725	$6,363	$71,708
Estimated fair value	51,873	177,252	1,825	6,363	72,952
Weighted average yield	3.82%	6.14%	2.54%	.95%	3.38%

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

(Amounts in thousands)
	December 31, 2010
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations1	Subdivisions2	Securities3	Securities3	Securities
Held-To-Maturity:
Within 1 Year:
Amortized cost	$—	$630	$—	$—	$—
Estimated fair value	—	628	—	—	—
Weighted average yield	—	4.49%	—	—	—
1 - 5 Years:
Amortized cost	3,027	—	—	—	—
Estimated fair value	3,030	—	—	—	—
Weighted average yield	3.83%	—	—	—	—
5 - 10 Years:
Amortized cost	2,142	—	—	—	—
Estimated fair value	2,080	—	—	—	—
Weighted average yield	2.37%	—	—	—	—
After 10 Years:
Amortized cost	—	467	—	—	—
Estimated fair value	—	453	—	—	—
Weighted average yield	—	7.04%	—	—	—
Total:
Amortized cost	$5,169	$1,097	$—	$—	$—
Estimated fair value	5,110	1,081	—	—	—
Weighted average yield	3.22%	5.58%	—	—	—

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at December 31, 2010. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poors or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from sale of investments in Available-for-Sale debt and equity securities during 2010, 2009 and 2008 were $34,467,000, $82,407,000 and $83,626,000, respectively. Gross gains realized on these sales were $601,000, $1,721,000 and $737,000, respectively. Gross losses on these sales were $438,000, $1,859,000 and $885,000, respectively. Included in gross losses in 2008 is an impairment loss on certain equity securities in the amount of $437,000. There were no impairment losses in 2009 and 2010.

There were no proceeds from sale of investments in Held-To-Maturity debt and equity securities during 2010 and 2009.  There were no gains or losses realized during these periods.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). In determining OTTI under the FASB 320 (SFAS No. 115) model, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost , (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. During 2008, impairment was recognized on several securities which management believed that a sufficient amount of credit damage had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term. For the year ended December 31, 2008, the Corporation recorded an other-than-temporary loss totaling $437,000 related to the investment in equity securities. Securities with an unrealized loss that were determined to be other-than-temporary were written down to fair value, with the write-down recorded as a realized loss included in security (losses) gains. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporary impaired at December 31, 2008. Based on the factors described above, management did not consider any equity securities to be other-than-temporary impaired at December 31, 2010 and 2009.

In accordance with disclosures required by FASB ASC 320-10-50 Investments-Debt and Equity Securities Disclosures (EITF No. 03-1), the summary below shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or more than 12 months as of December 31, 2010 and 2009:

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$7,925	$111	$—	$—	$7,925	$111
Federal Agency
Backed Securities	4,859	146	—	—	4,859	146
Municipal Bonds	90,995	3,239	13,160	4,323	104,155	7,562
Corporate Securities	18,414	253	—	—	18,414	253
Equities	98	27	645	129	743	156
	$122,291	$3,776	$13,805	$4,452	$136,096	$8,228

December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$2,961	$39	$—	$—	$2,961	$39
Federal Agency
Backed Securities	31,545	575	—	—	31,545	575
Municipal Bonds	48,858	1,483	37,530	6,150	86,388	7,633
Corporate Securities	1,062	9	—	—	1,062	9
Equities	148	19	1,111	436	1,259	455
	$84,574	$2,125	$38,641	$6,586	$123,215	$8,711

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Corporation) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of stocks in other bank holding companies.  The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 170 securities in an unrealized position as of December 31, 2010 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

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

Assets Measured at Fair Value on a Recurring Basis

The Corporation measures certain assets at fair value on a recurring basis. Fair value is defined as a price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 (SFAS 157) establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs used in determining valuations into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

A.
Level 1: Fair value is based on unadjusted quoted prices in active markets that are accessible to the Bank for identical assets. These generally provide the most reliable evidence and are used to measure fair value whenever available.

B.
Level 2: Fair value is based on significant inputs, other than Level 1 inputs, that are observable either directly or indirectly for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, quoted market prices that are not active for identical or similar assets and other observable inputs.

C.
Level 3: Fair value is based on significant unobservable inputs. Examples of valuation methodologies that would result in Level 3 classification include option pricing models, discounted cash flows and other similar techniques.

At December 31, 2010 investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	Level 1	Level 2	Level 3	Total
Available for Sale Securities
Obligations of US Government Agencies
Mortgaged-backed	$—	$44,777	$—	$44,777
Other	—	7,096	—	7,096
Obligations of state and political subdivisions	—	177,252	—	177,252
Corporate securities	—	72,952	—	72,952
Equity securities	1,825	—	—	1,825
Restricted equity securities	—	6,363	—	6,363
	$1,825	$308,440	$—	$310,265

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

NOTE 4  —   LOANS

Major classifications of loans at December 31, 2010 and 2009 consisted of:

(Amounts in thousands)
	2010	2009
Commercial, Financial, and Agricultural	$29,693	$42,815
Tax-exempt	12,450	12,525
Real estate mortgages - Held-for-sale	4,950	10,429
Real estate mortgages - Consumer	127,031	127,663
Real estate mortgages - Commercial	227,147	203,413
Consumer	8,781	10,802
Gross loans	$410,052	$407,647
Add (deduct): Unearned discount	(675)	(1,273)
Net deferred loan fees and costs	274	323
Loans, net of unearned income	$409,651	$406,697

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

Activity in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008, were as follows:

(Amounts in thousands)
	2010	2009	2008
Balance, January 1	$5,322	$5,195	$5,046
Provision charged to operations	2,575	800	700
Loans charged off	(2,262)	(734)	(739)
Recoveries	66	61	188
Balance, December 31	$5,701	$5,322	$5,195

	Commercial &		Commercial Real Estate		Commercial Real Estate
	Industrial		Construction		Other
	2010	2009	2010	2009	2010	2009
Grade:
1-6 Pass	$37,991	$39,449	$5,111	$5,011	$205,941	$195,417
7 Special Mention	1,330	1,994	—	—	8,308	9,231
8 Substandard	991	392	433	—	8,958	5,366
9 Doubtful	227	—	—	—	—	—
Add (deduct): Unearned discount	—	—	—	—	—	—
Net deferred loan fees & costs	74	79	(13)	(12)	35	75
Loans, net of unearned income	$40,603	$41,914	$5,531	$4,999	$223,252	$210,089

	Residential Real Estate
	Including Home Equity		Consumer Loans
	2010	2009	2010	2009
Grade:
1-6 Pass	$130,477	$139,394	$8,781	$11,392
7 Special Mention	191	—	—	—
8 Substandard	1,313	—	—	—
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount	—	—	(675)	(1,273)
Net deferred loan fees & costs	82	57	96	125
Loans, net of unearned income	$132,063	$139,451	$8,202	$10,244

Commercial C & I and Commercial Real Estate Other include loans categorized as tax free loans.

Loan risk grading is a management tool designed to identify and measure risk in the Bank’s loan portfolio.  Its purpose is to provide a uniform framework and common language to assess and monitor risk, primarily in the Bank’s commercial loan/commercial real estate loan portfolios.

The grading system focuses on a borrower’s financial strength and performance, experience and depth of management, primary and secondary sources of repayment, the nature of the business and the outlook for the particular industry. Primary emphasis will be on the financial condition and trends. The grade also reflects current economic and industry conditions; as well as other variables such as liquidity, cash flow, revenue/earnings trends, management strengths or weaknesses, quality of financial information, and credit history.

The Bank utilizes a risk grading matrix to assign a risk rating to commercial loans, on a scale of 1 to 9. Risk grades in the residential real estate and consumer loan portfolios are assigned based on payment activity. Risk rating grade characteristics are as follows:

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

Risk Grade 1:-  Cash Secured - Pass through and including Risk Grade 6 – Watch- Pass 6:

At the low end of the rating scale, a risk grade of 1 has virtually no risk of loss or default. This grade is reserved for credit evidenced by 100% cash, or other liquid collateral, properly margined and monitored. This grade reflects excellent credit quality with virtually no risk of loss.

Loan ratings then progress through escalating ratings of 2 through 6 based upon risk. Risk is evaluated via examination of several attributes including but not limited to financial trends and strengths and weaknesses, likelihood of repayment when considering both cash flow and collateral, sources of repayment, leverage position, management expertise, and repayment history.  A risk rating of 2 reflects excellent credit quality with low risk, while a rating of 3 is considered moderate risk, 4 is a loan with average risk, and 5 is acceptable risk.

At the high end of the Pass ratings is a Risk Grade of 6:- Watch - Pass 6. A 6 rated credit represents borderline risk reflecting higher than normal risk of loss or default, and serves as an early warning system that the credit needs to be monitored more closely.  Loans in this category are performing according to terms, but present some type of potential concern.

Risk Grade 7 - SPECIAL MENTION

Generally, these loans or assets are currently protected, but are “Potentially Weak”.  They constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard.

Assets in this category are currently protected but have potential weakness which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date.  No loss of principal or interest is envisioned, however they constitute an undue credit risk that may be minor but is unwarranted in light of the circumstances surrounding a specific asset.  Risk is increasing beyond that at which the loan originally would have been granted.  Historically, cash flows are inconsistent; financial trends show some deterioration.  Liquidity and leverage are above industry averages.  Financial information could be incomplete or inadequate.  A Special Mention asset has potential weaknesses that deserve management's close attention.

Risk Grade 8:- SUBSTANDARD

Generally, these assets are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Assets so classified must have “well-defined” weaknesses that jeopardize the full liquidation of the debt.  There is a distinct possibility that the Bank will sustain some loss.

They are characterized by the distinct possibility that the Bank will sustain some loss if in the aggregate amount of substandard assets, is not fully covered by the liquidation of the collateral used as security.  Substandard loans are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral, and have a high probability of payment default, or they have other well-defined weaknesses.  Such assets require more intensive supervision by Bank Management.

Risk Grade 9:- DOUBTFUL

Generally, all the weaknesses inherent in a substandard loan with the added factor that the weaknesses are pronounced to a point where the basis of current information, conditions, and values, collection or liquidation in full is highly improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to strengthen the asset, its classification is deferred until, for example, a proposed merger, acquisition, liquidation procedures, capital injection, perfection of liens on additional collateral and refinancing plans are completed. Loans are graded doubtful if they contain weaknesses so serious that collection or liquidation in full is questionable.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

The activity in the allowance for loan losses, by loan segment, is summarized below for the years indicated.

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated		Total
2010
Allowance for Credit Losses:
Beginning balance	$970	$2,213	$99	$1,734		$306	$5,322
Charge-offs	(389)	(1,585)	(95)	(193)		—	(2,262)
Recoveries	38	13	14	1		—	66
Provision	(54)	2,128	105	(41)		437	2,575
Ending Balance	$565	$2,769	$123	$1,501		$743	$5,701
Ending balance: individually evaluated for impairment	296	309	—	—		—	605
Ending balance: collectively evaluated for impairment	$269	$2,460	$123	$1,501		$743	$5,096

Financing Receivables:
Ending Balance	$20,969	$199,878	$7,357	$181,447	$		$409,651
Ending balance: individually evaluated for impairment	381	3,109	—	787		—	4,276
Ending balance: collectively evaluated for impairment	$20,588	$196,769	$7,357	$180,660		$—	$405,375

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2009
Allowance for Credit Losses:
Beginning balance	$381	$2,297	$159	$1,732	$626	$5,195
Charge-offs	(211)	(230)	(169)	(124)	—	(734)
Recoveries	12	5	24	21	—	62
Provision	788	142	85	105	(320)	800
Ending Balance	$970	$2,214	$99	$1,734	$306	$5,323
Ending balance: individually evaluated for impairment	460	364	—	10	—	834
Ending balance: collectively evaluated for impairment	$510	$1,849	$99	$1,724	$306	$4,489

Financing Receivables:
Ending Balance	$50,423	$160,671	$9,465	$186,138	$—	$406,697
Ending balance: individually evaluated for impairment	672	2,058	—	218	—	2,948
Ending balance: collectively evaluated for impairment	$49,751	$158,613	$9,465	$185,920	$—	$403,749

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

Impaired loans at December 31, 2010, 2009 and 2008 were $4,276,000, $2,948,000 and $1,718,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)
	2010	2009	2008
Gross interest due under terms	$316	$242	$145
Amount included in income	(63)	(61)	(94)
Interest income not recognized	$253	$181	$51

The Corporation’s impaired loans are summarized below for the years ended 2010 and 2009.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2010:
With no related allowance recorded:
Commercial	$29	$29	$—	$29	$—
Commercial real estate	907	942	—	937	14
Residential	787	866	—	785	19

With an allowance recorded:
Commercial	352	352	296	356	7
Commercial real estate	2,201	2,641	309	2,398	23
Residential	—	—	—	—	—
Total	$4,276	$4,830	$605	$4,505	$63

Total consists of:
Commercial	$381	$381	$296	$385	$7
Commercial real estate	$3,108	$3,583	$309	$3,335	$37
Residential	$787	$866	$—	$785	$19

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2009:
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	1,752	1,752	—	1,788	44
Residential	141	141	—	120	7

With an allowance recorded:
Commercial	672	672	560	692	2
Commercial real estate	306	306	264	305	8
Residential	77	77	10	77	—
Total	$2,948	$2,948	$834	$2,982	$61

Total consists of:
Commercial	$672	$672	$560	$692	$2
Commercial real estate	$2,058	$2,058	$264	$2,093	$52
Residential	$218	$218	$10	$197	$7

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan. The average recorded investment is calculated on the daily loan balance during the period of impairment.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

Financing receivables on non-accrual status and foreclosed assets as of December 31, 2010 and 2009 were as follows:

(Amounts in thousands)
	2010	2009
Commercial - R/E	$3,108	$2,058
Commercial - other	381	672
Residential	787	218
Consumer	—	—
Total non-accruing loans	$4,276	$2,948
Restructured loans	—	—
Total impaired loans	$4,276	$2,948
Loans past-due 90 days or more and still accruing	—	140
Foreclosed assets	1,149	330
Total non-performing assets	$5,425	$3,418

At December 31, 2010 and 2009, the recorded investment in impaired loans as defined by FASB ASC 310-10-35 Receivables Subsequent Measurements (SFAS 114) was $4,276,000 and $2,948,000 and the impaired loans allowances were $605,000 and $834,000, respectively at December 31, 2010 and 2009. The average recorded balance in impaired loans during the year ended December 31, 2010 and 2009 was approximately $4,505,000 and $2,982,000, respectively.

The following tables present the aging of past-due loans by class of loans at December 31:

(Amounts in thousands)						Total
	30-59 Days	60-89 Days	Greater Than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
2010
Commercial	$740	$101	$—	$842	$34,758	$35,600
Commercial real estate	999	2,149	—	3,148	230,638	233,786
Consumer	75	1	—	76	8,127	8,203
Residential	1,212	155	—	1,367	133,696	132,062

Total	$3,026	$2,408	$—	$5,433	$404,219	$409,651

(Amounts in thousands)						Total
	30-59 Days	60-89 Days	Greater Than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
2009
Commercial	$388	$22	$—	$410	$51,125	$51,536
Commercial real estate	1,009	—	140	1,149	206,209	207,358
Consumer	131	147	—	278	9,376	9,654
Residential	414	9	—	423	137,726	138,149

Total	$1,942	$178	$140	$2,260	$404,437	$406,697

Loans past-due 90 days or more and still accruing interest were $0 at December 31, 2010 and $140,000 at
December 31, 2009.

At December 31, 2010, there were no commitments to lend additional funds with respect to non-accrual and restructured loans.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At December 31, 2010, there were no loans classified as troubled debt restructurings.

NOTE 5  —   MORTGAGE SERVICING RIGHTS

The mortgage loans sold serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $66,006,000 and $56,965,000 at December 31, 2010 and 2009, respectively. The balances of amortized capitalized mortgage servicing rights, included in other assets at December 31, 2010 and 2009, were $387,000 and $346,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized along with the aggregate activity in the related valuation allowances:

(Amounts in thousands)
	2010	2009	2008
Balance, January 1	$346	$277	$297
Servicing asset additions	80	148	63
Amortization	(39)	(79)	(83)
Balance, December 31	$387	$346	$277

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $18,000 and $24,000 at December 31, 2010 and 2009, respectively.

NOTE 6  —   PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2010 and 2009 follows:

(Amounts in thousands)
	2010	2009
Land	$1,851	$1,746
Buildings	10,158	9,815
Leasehold improvements	376	390
Equipment	8,518	8,153
	20,903	20,104
Less: Accumulated depreciation	9,061	8,639
Total	$11,842	$11,465

Depreciation amounted to $980,000 for 2010, $727,000 for 2009 and $681,000 for 2008.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017 (See Note 14). Included in buildings above is the bank building held under a capital lease with a cost of $951,000 and accumulated amortization of $622,000 and $576,000 at December 31, 2010 and 2009, respectively. Amortization on the bank building held under the capital lease was $46,000 for the year ended December 31, 2010 and $47,000 for each of the years ended December 31, 2009 and 2008.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

NOTE 7  —   GOODWILL, OTHER INTANGIBLE ASSETS, AND PREMIUM DISCOUNTS

Goodwill, other intangible assets, and premium discounts were comprised of the following at December 31, 2010 and 2009:

(Amounts in thousands)
	Gross		Accumulated
	Carrying Amount		Amortization/(Accretion)
	2010	2009	2010	2009
Unamortized intangible asset:
Goodwill	$19,133	$19,133	$—	$—

Core deposit intangibles	$2,218	$2,218	$977	$688
Premium discount (negative premium) on acquired certificates of deposit	$(385)	$(385)	$(384)	$(383)

Amortization expense of the core deposit intangibles was $289,000 for each the years ended December 31, 2010, 2009 and 2008. Accretion of the premium discount (negative premium) of the acquired certificates of deposit was $2,000, $21,000 and $109,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated amortization/accretion is as follows for the years ending December 31:

(Amounts in thousands)

	Amortization	Accretion of Premium Discount
	of Core	(Negative Premium)
	Deposit Intangible	on Certificates of Deposit
2011	289	(1)
2012	283	—
2013	274	—
2014	274	—
2015	121	—

NOTE 8  —   DEPOSITS

Major classifications of deposits at December 31, 2010 and 2009 consisted of:

(Amounts in thousands)

	2010	2009
Demand - non-interest bearing	$69,080	$61,779
Demand - interest bearing	142,364	117,229
Savings	156,670	116,857
Time, $100,000 and over	75,719	96,335
Other time	183,062	188,369
Total deposits	$626,895	$580,569

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

The following is a schedule reflecting classification and remaining maturities of time deposits of $100,000 and over at December 31, 2010:

(Amounts in thousands)
2011	$52,876
2012	12,317
2013	4,973
2014	2,917
2015	2,636
$75,719

Interest expense related to time deposits of $100,000 or more was $1,126,000 in 2010, $2,741,000 in 2009 and $3,408,000 in 2008.

At December 31, 2010 two depositors had aggregate deposits of approximately $57,365,000 as follows:

School district	$31,767,000
Tax collection	25,598,000
Total	$57,365,000

NOTE 9  —   SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2010 and 2009:

(Amounts in thousands)	2010
			Maximum
	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$19,948	$19,442	$25,683	1.18%
Federal Home Loan Bank	—	28	—	.64%
U.S. Treasury tax and loan notes	1,029	473	1,056	—%
Total	$20,977	$19,943	$26,739	1.15%

(Amounts in thousands)	2009
			Maximum
	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$17,024	$19,385	$23,000	1.75%
Federal Home Loan Bank	—	4,479	31,350	.72%
U.S. Treasury tax and loan notes	438	440	907	—%
Total	$17,462	$24,304	$55,257	1.53%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

NOTE 10  —   LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank (FHLB) and a capital lease assumed as a result of the acquisition of Pocono Community Bank in the amount of $811,000. Long term capital lease scheduled maturities as of December 31, 2010 are:  $61,000 in 2011, $69,000 in 2012, $91,000 in 2013, $99,000 in 2014, $108,000 in 2015 and $222,000 thereafter for a total balance of $650,000 as of December 31, 2010.

Under terms of a blanket agreement, collateral for the loans is secured by certain qualifying assets of the Corporation's banking subsidiary with FHLB.  The principal assets are real estate mortgages with a carrying value of $311,915,000.

A schedule of long-term borrowings by maturity as of December 31, 2010 and 2009 follows:

(Amounts in thousands)
	2010	2009
Due 2010, 4.95% to 6.76%	$—	$23,520
Due 2011, 2.73% to 5.03%	12,000	12,000
Due 2012, 1.44% to 4.93%	16,000	16,000
Due 2013, 2.48% to 4.60%	17,000	17,000
Due 2014, 5.41%	3,750	3,750
Due 2015, 3.29%	7,000	—
Due 2018, 3.91% to 4.86%	8,000	8,000
Due 2028, 5.14%	2,000	2,000
	$65,750	$82,270

NOTE 11  —   INCOME TAXES

The current and deferred components of the income tax provision (benefit) consisted of the following:

(Amounts in thousands)
	2010	2009	2008
Federal
Current	$2,145	$1,484	$1,865
Deferred (benefit)	240	(177)	(419)
	$2,385	$1,307	$1,446
State
Current	(27)	(40)	—
Deferred	4	12	(52)
	$(23)	$(28)	$(52)

Total provision for income taxes	$2,362	$1,279	$1,394

The following is a reconciliation between the actual provision for federal income taxes and the amount of federal income taxes which would have been provided at the statutory rate of 34%:

(Amounts in thousands)	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rate	$3,850	34.0%	$3,133	34.0%	$3,041	34.0%
Tax-exempt income	(1,294)	(11.4)	(1,463)	(15.9)	(1,397)	(15.6)
Non-deductible expenses	104	0.9	147	1.6	177	2.0
Tax credit from limited partnership Less amortization - net	(128)	(1.1)	(134)	(1.5)	(136)	(1.5)
Bank owned life insurance income - net	(260)	(2.3)	(337)	(3.7)	(240)	(2.7)
Other-net	113	1.0	(39)	(.3)	1	—

Applicable federal income tax and rate	$2,385	21.1%	$1,307	14.2%	$1,446	16.2%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

Total federal income tax attributable to realized security gains and losses was $55,000 in 2010, $(47,000) in 2009 and $98,000 in 2008.

The deferred tax assets and liabilities resulting from temporary timing differences have been netted to reflect a net deferred tax asset included in these consolidated financial statements. The components of the net deferred tax asset (liability) at December 31, 2010 and 2009, are as follows:

(Amounts in thousands)
	2010	2009
Deferred Tax Assets:
Allowance for loan losses	$1,928	$1,791
Deferred compensation	456	435
Mortgage servicing rights	—	2
Contributions	4	6
Non-accrual interest	15	5
Leases	110	112
Limited partnership investments	110	100
Alternative minimum tax credits	352	356
Tax credits from limited partnerships	385	531
Unrealized investment securities losses-net	831	1,358
Impairment loss on investment securities	50	129
Capital and net operating loss carry forwards	57	8
Total	$4,298	$4,833
Deferred Tax Liabilities:
Loan fees and costs	$158	$205
Premises and equipment	655	550
Accretion	353	173
Mortgage servicing rights	28	—
Intangibles	362	392
Total	$1,556	$1,320
Net Deferred Tax Asset	$2,742	$3,513

No valuation allowance for deferred tax assets was recorded at December 31, 2010 and 2009 as management believes it is more likely than not that all deferred tax assets are to be realized based on an evaluation of the amount of taxes paid in available carry back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.

The Corporation and its subsidiary file a consolidated federal income tax return.  The Corporation is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.

The Corporation has state net operating loss carry forwards of $124,000 expiring in 2030 and capital loss carry forwards of $98,000 expiring in 2015 available to offset future state and capital gain income respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

NOTE 12  —   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the years ended December 31, 2010, 2009 and 2008, cash payments for interest expense and income taxes were as follows:

(Amounts in thousands)
	2010	2009	2008
Interest paid on deposits and other borrowings	$13,050	$15,874	$18,268

Income taxes paid	$1,923	$1,650	$1,598

The Corporation transferred loans to foreclosed assets held-for-sale in amounts of $1,179,000, $762,000 and $342,000 in 2010, 2009 and 2008, respectively.

NOTE 13  —   EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401K Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Under the savings feature, the Corporation matches 100% of the employee contribution up to 3% of compensation which amounted to $166,000, $156,000 and $145,000 in 2010, 2009 and 2008, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $419,000, $399,000 and $353,000 in 2010, 2009 and 2008, respectively.

The Bank also has non-qualified deferred compensation agreements with three of its officers and four retired officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank’s accrued liability for these deferred compensation agreements as of December 31, 2010 and 2009, was $1,291,000 and $1,231,000, respectively.  The related expense for these plans amounted to $121,000, $122,000 and $155,000 in 2010, 2009 and 2008, respectively.

The Bank entered into agreements to provide post-retirement benefits to a retired employee in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Bank’s accrued liabilities for these benefit agreements as of December 31, 2010 and 2009 was $51,000 and $48,000, respectively. The related expense for these benefit agreements amounted to $3,000, $10,000 and $2,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 14  —  COMMITMENTS AND CONTINGENCIES

The Corporation’s banking subsidiary currently leases four branch banking facilities and one parcel of land, as well as two operation centers, under operating leases. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $283,000, $283,000 and $274,000, respectively.  Minimum rental payments required under these operating leases are:  2011 - $382,000, 2012 - $295,000, 2013 - $248,000, 2014 - $231,000, 2015 - $208,000 and thereafter $2,466,980.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017. This lease has an operating lease commitment and a capital lease component.  Minimum future rental payments as of December 31, 2010 under this noncancelable operating lease component for land are due as follows and are included in the amounts of operating lease payments above,  2011 - $39,000, 2012 - $39,000, 2013 - $39,000, 2014 - $39,000, 2015 - $39,000 and thereafter $72,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

Minimum future lease payments under the capital lease component for the bank building as of December 31, 2010 for each of the next five years and in the aggregate are:

Year Ending December 31
2011	$113,000
2012	115,000
2013	132,000
2014	132,000
2015	132,000
Thereafter	253,000

Total minimum lease payments	877,000
Less amounts representing interest	227,000
Present value of net minimum lease payments	$650,000

In November 2010, the Bank entered into an agreement with another financial institution to acquire property consisting of land and a bank branch building in the amount of $275,000 in Luzerne County, Pennsylvania. The property was acquired on
March 9, 2011.

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

NOTE 15 —  RELATED PARTY TRANSACTIONS

Certain directors and executive officers of First Keystone Corporation and its Subsidiary and companies in which they are principal owners (i.e., at least 10%) were indebted to the Corporation at December 31, 2010, 2009 and 2008. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The loans do not involve more than the normal risk of collectibility nor present other unfavorable features.

A summary of the activity on the related party loans, comprised of 9 directors and 5 executive officers and their related companies consists of the following:

(Amounts in thousands)
	2010	2009	2008
Balance at January 1	$4,451	$3,542	$3,650
Additions	1,610	3,881	1,779
Deductions	(1,174)	(2,972)	(1,887)
Balance at December 31	$4,887	$4,451	$3,542

The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on lines of credit and letters of credit for 2010, 2009 and 2008,  presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $3,318,000, $2,653,000 and $2,889,000, respectively, on the above loans.

Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $3,787,000 and $8,137,000 at December 31, 2010 and 2009, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

NOTE 16  —  REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2010, $37,095,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2010 and 2009, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set fourth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I Capital (as defined) to Average Assets (as defined).

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum Total Risk-Based, Tier I Risked-Based and Tier I Leverage Ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank's category.

(Amounts in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital
(to Risk Weighted Assets)	$70,493	12.53%	$45,006	8.00%	$56,257	10.00%
Tier I Capital
(to Risk Weighted Assets)	64,792	11.52%	22,503	4.00%	33,754	6.00%
Tier I Capital
(to Average Assets)	64,792	8.02%	32,311	4.00%	40,388	5.00%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008
(Amounts in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital
(to Risk Weighted Assets)	$66,666	12.88%	$41,421	8.00%	$51,777	10.00%
Tier I Capital
(to Risk Weighted Assets)	61,344	11.85%	20,711	4.00%	31,066	6.00%
Tier I Capital
(to Average Assets)	61,344	8.21%	29,884	4.00%	37,355	5.00%

The Corporation’s capital ratios are not materially different from those of the Bank.

NOTE 17 —	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2010 and 2009 were as follows:

(Amounts in thousands)

	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$55,551	$63,247
Financial standby letters of credit	$805	$843
Performance standby letters of credit	$5,315	$5,806

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4, “Loans”. It is management’s opinion that the loan portfolio was well balanced and diversified at December 31, 2010, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors ability to honor their contracts may be influenced by the region’s economy.

NOTE 18  —  COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

(Amounts in thousands)	Years Ended December 31,

	2010	2009	2008
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period	$1,639	$3,025	$(7,000)
Less reclassification adjustment for net gains and (losses) realized in income	163	(138)	(148)
Change in unrealized gains (losses) before tax effect	$1,476	$3,163	$(6,852)
Tax effects	526	1,075	2,347
Net change in unrealized gains (losses)	$950	$2,088	$(4,505)

NOTE 19  —  STOCKHOLDERS’ EQUITY

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

Participation in this plan by shareholders began in 2001. Shares transferred under this dividend reinvestment and stock purchase plan were as follows:

Year	Number of Shares
2001	3,260
2002	7,747
2003	8,000
2004	13,932
2005	21,491
2006	22,964
2007	25,900
2008	34,389
2009	39,772
2010	41,227

NOTE 20  —  STOCK COMPENSATION PLAN

On February 10, 1998, the Board of Directors adopted a stock option incentive plan and initially reserved 100,000 shares of common stock for issuance under the plan for certain employees of the Bank. After adjustments for the effects of stock dividends, options exercised and options forfeited there remains 26,653 options for possible issuance.  Under the Plan, options are granted at fair market value and the time period during which any option granted may be exercised may not commence before six months or continue beyond the expiration of ten years after the option is awarded.  Upon exercise of the stock options, shares of the Corporation’s stock are issued from Treasury Stock.

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

Stock based compensation expense was $18,000 for the year ended December 31, 2008, attributable to stock options granted in 2007.

The fair value of each option grant is estimated on the date of grant using the Binomial Option Pricing Model derived from the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for options granted in 2007: dividend yield of 5.25%; expected volatility of 26.17%; risk-free interest rate of 3.64%; and an expected life of 5.25 years.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

Information about stock options outstanding at December 31, 2010, is summarized as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance at January 1	31,723	$17.17	41,695	$16.86	54,562	$17.65
Granted	—	—	—	—	—	—
Granted due to stock dividend	—	—	—	—	—	—
Exercised	(4,101)	10.42	—	—	(50)	15.88
Forfeited	(969)	10.28	(9,972)	15.85	(12,817)	19.80
Balance at December 31	26,653	18.46	31,723	17.17	41,695	16.86

Exercisable at December 31	26,653	$18.46	31,723	$17.17	41,695	$16.86

Weighted average fair value of options granted during the year						$2.98

Under the terms of the stock option incentive plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2006.

Exercise prices of options outstanding as of December 31, 2010, ranged from $15.08 to $21.11 per share. The weighted average remaining contracted life is approximately 3.65 years.

The 26,653 options outstanding as December 31, 2010 have an intrinsic value, which is the amount that the value of the underlying stock exceeds the exercise price of the options of $22,000. The total intrinsic value of the options exercised during the years ended December 31, 2010, 2009 and 2008 was $24,000, $0 and $0, respectively. Cash received from stock options exercised for the years ended December 31, 2010, 2009 and 2008 was $43,000, $0 and $1,000, respectively.

The following table summarizes information concerning the 1998 Employee Stock Option Plan at December 31, 2010.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Year	Outstanding*	Contractual Life	Price	Exercisable	Price

2002	7,274	1.75	15.08	7,174	15.08
2003	10,231	2.75	21.11	10,231	21.11
2005	3,148	4.75	20.95	3,148	20.95
2007	6,000	7.00	16.75	6,000	16.75

	26,653		18.46	26,653	18.46

*As adjusted for stock dividend noted above.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

NOTE 21  —   FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Non-performing Assets

The banks’ impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end.  A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values.

For impaired loans less than $250,000 upon classification and annually at year end, the bank completes a Certificate of Inspection (approved by the State Dept. of Banking and the FDIC examiners) which includes the results of an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.

The banks’ foreclosed asset valuation procedure requires an appraisal to be completed with the exception of those cases which the bank has obtained a sales agreement.

Cash Surrender Value of Bank Owned Life Insurance

Fair value is equal to the cash surrender value of life insurance policies.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

Deposits

Under FASB ASC 825-10-50 (SFAS 107), the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts and Money Market Accounts is equal to the amount payable on demand at December 31, 2010 and 2009.

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

There were no transfers amongst valuation levels in 2010 and 2009. At December 31, 2010 and 2009, the carrying values and estimated fair values of financial instruments of the Corporation are presented in the table below:

(Amounts in thousands)	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$4,346	$4,346	$4,199	$4,199
Short-term investments	7,559	7,559	7,227	7,227
Investment securities - available for sale	310,265	310,265	277,824	277,824
Investment securities - held to maturity	6,266	6,191	4,974	4,936
Net loans	403,950	408,984	401,375	415,261
Accrued interest receivable	4,589	4,589	4,213	4,213
Cash surrender value of life insurance	18,388	18,388	17,622	17,622

FINANCIAL LIABILITIES:
Deposits	626,895	610,632	580,569	558,389
Short-term borrowings	20,977	20,977	17,462	17,462
Long-term borrowings	66,400	69,869	82,976	86,771
Accrued interest and other expenses	2,976	2,976	3,101	3,101

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit		55,551		63,247
Financial standby letters of credit		805		843
Performance standby letters of credit		5,315		5,806

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

NOTE 22  —  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS
(Amounts in thousands)	December 31
	2010	2009
ASSETS
Cash in subsidiary bank	$2,879	$1,899
Investment in subsidiary bank	83,513	79,618
Investment in other equity securities	1,825	1,759
Prepayments and other assets	538	683
TOTAL ASSETS	$88,755	$83,959

LIABILITIES
Advance from subsidiary bank	$9,695	$9,792
TOTAL LIABILITIES	$9,695	$9,792

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—
Common stock	11,375	11,375
Surplus	30,175	30,269
Retained earnings	45,246	41,346
Accumulated other comprehensive (loss)	(1,633)	(2,583)
Treasury stock, at cost	(6,103)	(6,240)
TOTAL STOCKHOLDERS’ EQUITY	$79,060	$74,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,755	$83,959

STATEMENTS OF INCOME
(Amounts in thousands)	Year Ended December 31
	2010	2009	2008
INCOME
Dividends from Subsidiary Bank	$5,867	$5,427	$5,662
Dividends - other	51	57	100
Securities (losses)	(81)	(295)	(542)
Interest	14	14	11
TOTAL INCOME	$5,851	$5,203	$5,231

Operating Expenses	131	67	86
Income Before Taxes and Equity in Undistributed Net Income of Subsidiary	$5,720	$5,136	$5,145
Income tax expense (benefit)	(78)	(81)	(213)
Income Before Equity in Undistributed Net Income of Subsidiary	$5,798	$5,217	$5,358
Equity in Undistributed Net Income of Subsidiary	3,163	2,720	2,193

NET INCOME	$8,961	$7,937	$7,551

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008
STATEMENTS OF CASH FLOWS
(Amounts in thousands)	Year Ended December 31
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$8,961	$7,937	$7,551
Adjustments to reconcile net income to net cash provided by operating activities:
Securities losses	81	295	105
Deferred income tax benefit	31	59	(196)
Impairment loss on investment securities	—	—	437
Equity in (excess of) undistributed net income of subsidiary	(3,163)	(2,720)	(2,193)
(Increase) decrease in prepaid expenses and other assets	(36)	(86)	(18)
Increase (decrease) in advances payable to subsidiary bank - net operating	(97)	193	117
Increase (decrease) in accrued expenses and other liabilities	—	—	(102)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,777	$5,678	$5,701

INVESTING ACTIVITIES
Purchase of equity securities	$(19)	$(237)	$—
Proceeds from sale of equity securities	240	83	204
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$221	$(154)	$204

FINANCING ACTIVITIES
Proceeds from sale of treasury stock	$43	$—	$1
Cash dividends paid	(5,061)	(5,005)	(4,842)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$(5,018)	$(5,005)	$(4,841)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$980	$519	$1,064
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,899	1,380	316
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,879	$1,899	$1,380

NOTE 23  — LOSS DUE TO DEFALCATION

The Corporation recorded a loss in the amount of $850,000, or $561,000 net of tax, for the year ended December 31, 2009. It was determined by management through an internal investigation that the defalcation was the result of unauthorized activities of an employee (non-officer) of the Bank who has been terminated. The defalcation was a covered loss with insurance, less the deductible. In September 2010, a final agreement was entered into with an insurance carrier and the Corporation recognized a recovery of $800,000 due to the defalcation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION

We have audited First Keystone Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First Keystone Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, First Keystone Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania
March 15, 2011

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

During the fourth quarter of 2009, management uncovered a defalcation in the pre-tax amount of $850,000. A recovery due to the loss in 2010 was recognized in the amount of $800,000.

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

The Corporation’s internal control over financial reporting are supported by written policies that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Corporation are being made only in accordance with authorization of the Corporation’s management and Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the consolidated financial statements.

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

The management of First Keystone Corporation assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, the Corporation’s internal control over financial reporting as of December 31, 2010. This report appears on page 77.

Changes in Internal Controls

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

The information under the captions “Information As To Directors and Nominees,” “Principal Officers of the Bank and the Corporation” and “Committees of the Board of Directors” are incorporated here by reference from First Keystone Corporation's proxy statement for its 2011 annual meeting of shareholders scheduled for May 17, 2011.  The information under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” and “Code of Ethics” are as follows:

SECTION 16(A) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors, executive officers and shareholders who own more than 10% of the Corporation’s outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Corporation with the Securities and Exchange Commission.  Based solely on its review of copies of Section 16(a) forms received by it, or written representations from reporting persons that no Form 5's were required for those persons, the corporation believes that during the period January 1, 2010 through December 31, 2010, its officers, directors and reporting shareholders were in compliance with all filing requirements applicable to them.

CODE OF ETHICS

The Corporation has adopted a Directors and Senior Management Code of Ethical Conduct, which applies to all members of the Board of Directors and to senior officers of the Corporation.  It can be found on the Investor Relations section of our website at www.firstkeystonecorporation.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation” (pages 22 through 33), “Compensation Discussion and Analysis (CD&A),” Compensation Committee Interlocks and Insider Participation,” and Compensation Committee Report” are incorporated here by reference from First Keystone Corporation's proxy statement for its 2011 annual meeting of shareholders scheduled for May 17, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information under the caption “Share Ownership” are incorporated here by reference from First Keystone Corporation's proxy statement for its 2011 annual meeting of shareholders scheduled for May 17, 2011.

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	26,653	$18.46	85,445

Equity compensation plans not approved by shareholders	—	—	—

Total	26,653	$18.46	85,445

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Related Person Transactions” and “Governance Of The Company” are incorporated here by reference from First Keystone Corporation's proxy statement for its 2010 annual meeting of shareholders scheduled for
May 17, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Report of the Audit Committee” is incorporated here by reference from First Keystone Corporation’s proxy statement for its 2011 annual meeting of shareholders scheduled for May 17, 2011.

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

FIRST KEYSTONE CORPORATION

/s/ Matthew P. Prosseda
Matthew P. Prosseda
Chief Executive Officer
(Principal Executive Officer

Date:	March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Arndt	March 15, 2011
John Arndt, Secretary/Director	Date

/s/ J. Gerald Bazewicz	March 15, 2011
J. Gerald Bazewicz, President/Director	Date

/s/ Don E. Bower	March 15, 2011
Don E. Bower, Director	Date

/s/ Robert A. Bull	March 15, 2011
Robert A. Bull, Director	Date

/s/ Robert E. Bull	March 15, 2011
Robert E. Bull, Chairman/Director	Date

/s/ Joseph B. Conahan, Jr.	March 15, 2011
Joseph B. Conahan, Jr., Director	Date

/s/ Jerome F. Fabian	March 15, 2011
Jerome F. Fabian, Director	Date

/s/ John G. Gerlach	March 15, 2011
John G. Gerlach, Director	Date

/s/ Diane C. A. Rosler	March 15, 2011
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 15, 2011
David R. Saracino, Director	Date