Form 10-Q
period 2011-03-31
FIRST KEYSTONE CORP
filed 2011-05-11
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Common Stock, $2 Par Value, 5,444,292 shares as of May 9, 2011.

PART I. - FINANCIAL INFORMATION

Item. 1  Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	March	December
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$8,072	$4,346
Interest-bearing deposits in other banks	22,340	4,559
Federal funds sold	0	3,000
Total cash and cash equivalents	$30,412	$11,905
Investment securities available-for-sale	296,963	303,902
Investment securities held-to-maturity estimated fair value
of $6,199 in 2011 and $6,191 in 2010	6,257	6,266
Restricted securities at cost - available-for-sale	6,046	6,363
Loans, net of unearned income	409,997	409,651
Allowance for loan losses	(5,861)	(5,701)
Net loans	$404,136	$403,950
Premises and equipment, net	12,011	11,842
Accrued interest receivable	4,278	4,589
Cash surrender value of bank owned life insurance	18,578	18,388
Investment in limited partnerships	1,571	1,600
Goodwill	19,133	19,133
Core deposit intangible	1,168	1,240
Prepaid FDIC insurance	1,799	2,005
Foreclosed assets held for resale	1,472	1,149
Deferred income taxes	3,241	2,742
Other assets	2,218	1,527
TOTAL ASSETS	$809,283	$796,601

LIABILITIES
Deposits:
Non-interest bearing	$77,147	$69,080
Interest bearing	549,202	557,815
TOTAL DEPOSITS	626,349	626,895
Short-term borrowings	24,734	20,977
Long-term borrowings	71,385	66,400
Accrued interest and other expenses	3,258	2,976
Other liabilities	4,362	293
TOTAL LIABILITIES	$730,088	$717,541

STOCKHOLDERS' EQUITY
Common stock, par value $2.00 per share	11,375	11,375
Surplus	30,173	30,175
Retained earnings	46,435	45,246
Accumulated other comprehensive (loss)	(2,687)	(1,633)
Less treasury stock, at cost, 243,475 shares in 2011 and
243,540 shares in 2010	(6,101)	(6,103)

TOTAL STOCKHOLDERS' EQUITY	$79,195	$79,060
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$809,283	$796,601

See Accompanying Notes to Consolidated Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED March 31, 2011 AND 2010
(Unaudited)

(Amounts in thousands except per share data)
	2011	2010
INTEREST INCOME
Interest and fees on loans	$5,845	$5,999
Interest and dividend income on securities	3,500	3,431
Deposits in banks	2	3
Total interest income	$9,347	$9,433

INTEREST EXPENSE
Deposits	$1,839	$2,464
Short-term borrowings	50	51
Long-term borrowings	627	954
Total interest expense	$2,516	$3,469

Net interest income	$6,831	$5,964
Provision for loan losses	300	200
Net interest income after provision for loan losses	$6,531	$5,764

NON-INTEREST INCOME
Trust department	$140	$172
Service charges and fees	316	367
Bank owned life insurance income	190	188
ATM fees and debit card income	210	185
Gain on sale of mortgage loans	40	99
Investment securities losses - net	(75)	(36)
Other	142	121
Total non-interest income	$963	$1,096

NON-INTEREST EXPENSE
Salaries and employee benefits	$2,283	$2,210
Occupancy, net	354	342
Furniture and equipment	100	104
Computer expenses	234	225
Professional services	153	184
State shares tax	183	177
FDIC insurance	245	202
Other	752	677
Total non-interest expenses	$4,304	$4,121

Income before income taxes	$3,190	$2,739
Income tax expense	694	552
Net Income	$2,496	$2,187

PER SHARE DATA
Net Income Per Share:
Basic	$.46	$.40
Diluted	.46	.40
Cash dividends per share	.24	.23

See Accompanying Notes to Consolidated Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Amounts in thousands, except per share data)
					Accumulated
					Other
	Common		Comprehensive	Retained	Comprehensive	Treasury
	Stock	Surplus	Income	Earnings	(Loss)	Stock	Total
Balance at December 31, 2009	$11,375	$30,269		$41,346	$(2,583)	$(6,240)	$74,167
Comprehensive Income:
Net Income			$2,187	2,187			2,187
Change in net unrealized
gain (loss) on investment
securities available-for-
sale, net of reclassification
adjustment and tax effects			1,670		1,670		1,670
Total comprehensive income			$3,857
Issuance of 4,101 shares of
treasury stock upon exercise
of employee stock options		(11)				16	5
Cash dividends - $.23 per share				(1,251)			(1,251)

Balance at March 31, 2010	$11,375	$30,258		$42,282	$(913)	$(6,224)	$76,778

Balance at December 31, 2010	$11,375	$30,175		$45,246	$(1,633)	$(6,103)	$79,060
Comprehensive Income:
Net Income			$2,496	2,496			2,496
Change in unrealized
gain (loss) on investment
securities available-
sale, net of reclassification
adjustment and tax effects			(1,054)		(1,054)		(1,054)
Total Comprehensive income			$1,442
Issuance of 65 of treasury
stock upon exercise of
employee stock options		(2)				2
Cash dividends - $.24 per share				(1,307)			(1,307)

Balance at March 31, 2011	$11,375	$30,173		$46,435	$(2,687)	$(6,101)	$(79,195)

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED March 31, 2011 AND 2010
(Unaudited)
(Amounts in thousands)	2011	2010
OPERATING ACTIVITIES
Net income	$2,496	$2,187
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	200
Provision for depreciation and amortization	228	240
Core deposit amortization	72	69
Premium amortization on investment securities	278	146
Discount accretion on investment securities	(294)	(334)
Gain on sale of mortgage loans	(40)	(99)
Proceeds from sale of mortgage loans	4,697	3,529
Originations of mortgage loans for resale	(4,252)	(1,824)
Loss on sales of investment securities	75	36
Deferred income tax provision	40	34
Increase in interest receivable and other assets	(380)	(505)
Decrease in prepaid FDIC insurance	206	186
Increase in cash surrender bank owned life insurance	(190)	(188)
Increase (decrease) in interest payable, accrued expenses and other liabilities	181	(26)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,417	$3,651

INVESTING ACTIVITIES
Purchases of investment securities held-to-maturity	0	(1,028)
Purchases of investment securities available-for-sale	(42,169)	(18,637)
Proceeds from sales of investment securities available-for-sale	44,129	4,966
Proceeds from the redemption of restricted securities	317	0
Proceeds from maturities and redemptions
of investment securities available for sale	7,467	6,485
Proceeds from maturities and redemption of
investment securities held-to-maturity	39	724
Net increase (decrease) in loans	(1,193)	48
Purchase of premises and equipment	(389)	(610)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$8,201	$(8,052)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(546)	$24,161
Net increase (decrease) in short-term borrowings	3,757	(2,558)
Proceeds from long-term borrowings	5,000	7,000
Repayment of long-term borrowings	(15)	(14)
Proceeds from the exercise of stock options	0	5
Cash dividends	(1,307)	(1,251)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,889	$27,343

INCREASE IN CASH AND CASH EQUIVALENTS	18,507	$22,942
CASH AND CASH EQUIVALENTS, BEGINNING	11,905	11,426
CASH AND CASH EQUIVALENTS, ENDING	$30,412	$34,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for interest	$2,614	$3,572
Loans transferred to foreclosed assets held for resale	323	0
Investment securities purchased - $4,170 less settlement obligation $4,170 in 2011	0	0

See Accompanying Notes to Consolidated Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”), Atlantic Central Bankers Bank (“ACBB”) and Federal Reserve Bank and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB, the Federal Reserve Bank or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At March 31, 2011, the Corporation held $6,011,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2010, the Corporation held $6,328,000 in stock of the FHLB-Pittsburgh, and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at March 31, 2011 and December 31, 2010.

Loans

Loans are stated at their outstanding unpaid principal balances, net of deferred fees or costs, unearned income and the allowance for loan losses. Interest on installment loans is recognized as income over the term of each loan, generally, by the actuarial or accrual methods. Interest on all other loans is primarily recognized based upon the principal amount outstanding on an actual day basis. Loan origination fees and certain direct loan origination costs have been deferred with the net amount amortized using the interest method over the contractual life of the related loans as an interest yield adjustment.

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

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. The real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense.  The total of foreclosed real estate properties amounted to $1,472,000 at March 31, 2011 and $1,149,000 at December 31, 2010.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (BOLI) with split dollar life provisions.  Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

Investments in Real Estate Ventures

The Bank is a limited partner in  real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $187,000 in 2011 and 2010, and the amortization of the investments in the limited partnerships were $29,000 in the first quarter of 2011 and 2010. The carrying value of the investments as of March 31, 2011 and December 31, 2010 were $1,571,000 and $1,600,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. During 2010, the Bank purchased an interest in a low income housing partnership in the amount of $1,084,000.

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

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2010, and has determined there was no impairment as of that date or as of March 31, 2011. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired.  The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party.  Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party.  The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing.  The Corporation has tested the core deposit intangible included in its consolidated balance sheet at December 31, 2010 and has determined there was no impairment as of that date or as of March 31, 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock Based Compensation

The Corporation sponsored a stock option plan which expired on April 21, 2008. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. There were 26,588 outstanding options that may be exercised as of March 31, 2011.

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

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the at March 31, 2011 and 2010, was approximately $58,000 and $58,000, respectively.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2011 consolidated financial statements. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2.  INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at March 31, 2011 and December 31, 2010:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$66,349	$1,201	$(148)	$67,402
Other	8,118	36	(30)	8,124
Obligations of state and political subdivisions	175,057	1,672	(7,784)	168,945
Corporate securities	49,772	1,000	(143)	50,629
Marketable equity securities	1,725	271	(133)	1,863
Restricted equity securities	6,046	—	—	6,046
Total	$307,067	$4,180	$(8,238)	$303,009

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$137	$3	$—	$140
Other	5,023	19	(67)	4,975
Obligations of state and political subdivisions	1,097	—	(13)	1,084
Total	$6,257	$22	$(80)	$6,199

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$43,673	$1,250	$(146)	$44,777
Other	7,079	47	(30)	7,096
Obligations of state and political subdivisions	182,181	2,617	(7,546)	177,252
Corporate securities	71,708	1,497	(253)	72,952
Marketable equity securities	1,725	256	(156)	1,825
Restricted equity securities	6,363	0	0	6,363
Total	$312,729	$5,667	$(8,131)	$310,265

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$142	$3	$0	$145
Other	5,027	19	(81)	4,965
Obligations of state and political subdivisions	1,097	0	(16)	1,081
Total	$6,266	$22	$(97)	$6,191

Securities Available-for-Sale with an aggregate fair value of $178,648,000 at March 31, 2011 and $186,735,000 at December 31, 2010; and securities Held-to-Maturity with an aggregate book value of $5,790,000 at March 31, 2011 and $5,799,000 at December 31, 2010, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $89,580,000 at March 31, 2011 and $109,283,000 at December 31, 2010.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at March 31, 2011 and December 31, 2010. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)
	March 31, 2011
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations1	Subdivisions2	Securities3	Securities3	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$—	$4,002	$—	$—	$13,829
Estimated fair value	—	4,013	—	—	14,065
Weighted average yield	—	6.00%	—	—	3.60%
1 - 5 Years:
Amortized cost	5,099	2,470	—	—	32,886
Estimated fair value	5,099	2,458	—	—	33,525
Weighted average yield	1.30%	4.11%	—	—	3.28%
5 - 10 Years:
Amortized cost	10,002	11,271	—	—	3,057
Estimated fair value	10,431	11,528	—	—	3,040
Weighted average yield	4.03%	5.35%	—	—	3.19%
After 10
Amortized cost	59,367	157,313	1,725	6,046	—
Estimated fair value	59,995	150,946	1,863	6,046	—
Weighted average yield	3.90%	6.23%	3.27%	.01%	—
Total:
Amortized cost	$74,468	$175,056	$1,725	$6,046	$49,772
Estimated fair value	75,525	168,945	1,863	6,046	50,630
Weighted average yield	3.74%	6.14%	3.27%	.01%	3.36%

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

(Amounts in thousands)
	March 31, 2011
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations1	Subdivisions2	Securities3	Securities3	Securities
Held-To-Maturity:
Within 1 Year:
Amortized cost	$—	$630	$—	$—	$—
Estimated fair value	—	628	—	—	—
Weighted average yield	—	4.50%	—	—	—
1 - 5 Years:
Amortized cost	3,023	—	—	—	—
Estimated fair value	3,028	—	—	—	—
Weighted average yield	1.35%	—	—	—	—
5 - 10 Years:
Amortized cost	2,137	—	—	—	—
Estimated fair value	2,088	—	—	—	—
Weighted average yield	2.36%	—	—	—	—
After 10 Years:
Amortized cost	—	467	—	—	—
Estimated fair value	—	456	—	—	—
Weighted average yield	—	7.04%	—	—	—
Total:
Amortized cost	$5,160	$1,097	$—	$—	$—
Estimated fair value	5,116	1,084	—	—	—
Weighted average yield	1.77%	5.58%	—	—	—

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at March 31, 2011. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poors or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from sale of investments in Available-for-Sale debt and equity securities during the first quarter of 2011 and 2010 were $44,129,000 and $4,966,000, respectively. Gross gains realized on these sales were $650,000 and $601,000, respectively. Gross losses on these sales were $725,000 and $637,000, respectively. There were no impairment losses in 2011 and 2010.

There were no proceeds from sale of investments in Held-To-Maturity debt and equity securities during 2011 and 2010.  There were no gains or losses realized during these periods.

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

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Securities with an unrealized loss that were determined to be other-than-temporary were written down to fair value, with the write-down recorded as a realized loss included in security (losses) gains. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporary impaired at March 31, 2011.

In accordance with disclosures required by FASB ASC 320-10-50 Investments-Debt and Equity Securities Disclosures (EITF No. 03-1), the summary below shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or more than 12 months as of March 31, 2011 and December 31, 2010:

March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the
U.S. Government	$6,984	$97	$—	$—	$6,984	$97
Federal Agency
Backed Securities	27,422	148	—	—	27,422	148
Municipal Bonds	88,649	3,651	12,797	4,146	101,446	7,797
Corporate Securities	12,871	143	—	—	12,871	143
Equities	288	22	618	111	906	133
	$136,214	$4,061	$13,415	$4,257	$149,629	$8,318

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the
U.S. Government	$7,925	$111	$—	$—	$7,925	$111
Federal Agency
Backed Securities	4,859	146	—	—	4,859	146
Municipal Bonds	90,995	3,239	13,160	4,323	104,155	7,562
Corporate Securities	18,414	253	—	—	18,414	253
Equities	98	27	645	129	743	156
	$122,291	$3,776	$13,805	$4,452	$136,096	$8,228

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Corporation) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of stocks in other bank holding companies.  The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 166 securities in an unrealized position as of March 31, 2011 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Securities with an unrealized loss that are determined to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss included in securities gains (losses).

NOTE 4  —   LOANS

Major classifications of loans at March 31, 2011 and December 31, 2010 consisted of:

(Amounts in thousands)
	March 31,	December 31,
	2011	2010
Commercial, Financial, and Agricultural	$28,714	$29,693
Tax-exempt	13,928	12,450
Real estate mortgages - Held-for-sale	4,545	4,950
Real estate mortgages - Consumer	126,515	127,031
Real estate mortgages - Commercial	227,719	227,147
Consumer	8,892	8,781
Gross loans	$410,313	$410,052
Add (deduct): Unearned discount	(601)	(675)
Net deferred loan fees and costs	285	274
Loans, net of unearned income	$409,997	$409,651

Activity in the allowance for loan losses for the quarter ended March 31, 2011 and the year ended December 31, 2010:

(Amounts in thousands)
	March 31,	December 31,
	2011	2010
Balance, January 1	$5,701	$5,322
Provision charged to operations	300	2,575
Loans charged off	(151)	(2,262)
Recoveries	11	66
Balance, December 31	$5,861	$5,701

The credit quality indicators by loan segment are summarized below at March 31, 2011 and December 31, 2010:

	Commercial &		Commercial Real Estate
	Industrial		Construction
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Grade:
1-6 Pass	$39,265	$37,991	$5,203	$5,111
7 Special Mention	610	1,330	—	—
8 Substandard	947	991	578	433
9 Doubtful	224	227	—	—
Add (deduct): Unearned discount	—	—	—	—
Net deferred loan fees & costs	83	74	(10)	(13)
Loans, net of unearned income	$41,129	$40,603	$5,771	$5,531

	Commercial Real Estate		Residential Real Estate
	Other		Including Home Equity
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Grade:
1-6 Pass	$209,933	$205,941	$129,689	$130,477
7 Special Mention	2,943	8,308	—	191
8 Substandard	10,658	8,958	1,371	1,313
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount	—	—	—	—
Net deferred loan fees & costs	51	35	71	82
Loans, net of unearned income	$223,585	$223,252	$131,131	$132,063

	Consumer Loans
	March 31,	December 31,
	2011	2010
Grade:
1-6 Pass	$8,885	$8,781
7 Special Mention		—
8 Substandard	7	—
9 Doubtful	—	—
Add (deduct): Unearned discount	(601)	(675)
Net deferred loan fees & costs	90	96
Loans, net of unearned income	$8,381	$8,202

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

The reduction in C & I loans rated Special Mention was primarily due to the payoff of one loan.

The Substandard Commercial Real Estate Construction category was increased due to construction draws for the same project as listed at December 31, 2010. This project is performing as agreed, and nearing the final stages of construction.

The reduction in Special Mention Commercial Real Estate Other was due to upgrades of 5 relationships totaling $3,388,000 to Pass categories, and downgrade of one relationship totaling $1,977,000 to Substandard. The downgraded relationship is related to the hotel industry, and paying as agreed.

The reduction in Special Mention Residential Real Estate was due entirely to the upgrade of one relationship.

The Bank utilizes a risk grading matrix to assign a risk rating to commercial loans, on a scale of 1 to 9.  Risk grades in the residential real estate and consumer loan portfolios are assigned based on payment activity. Risk rating grade characteristics are as follows:

Risk Grade 1 -  Cash Secured - Pass through and including Risk Grade 6 – Watch- Pass 6

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

At the high end of the Pass ratings is a Risk Grade of 6 - Watch - Pass.  A 6 rated credit represents borderline risk reflecting higher than normal risk of loss or default, and serves as an early warning system that the credit needs to be monitored more closely.  Loans in this category are performing according to terms, but present some type of potential concern.

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

The activity in the allowance for loan losses, by loan segment, is summarized below for the years indicated.

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
March 31, 2011:
Allowance for Credit Losses:
Beginning balance	$565	$2,769	$123	$1,501	$743	$5,701
Charge-offs	(128)	—	(23)	—	—	(151)
Recoveries	6	—	4	1	—	11
Provision	175	(317)	73	471	(102)	300
Ending Balance	$618	$2,452	$177	$1,973	$641	$5,861
Ending balance: individually evaluated for impairment	224	512	—	22	—	758
Ending balance: collectively evaluated for impairment	$394	$1,939	$177	$1,952	$641	$5,103

Financing Receivables:
Ending Balance	$41,128	$180,798	$8,382	$179,689	$—	$409,997
Ending balance: individually evaluated for impairment	224	2,570	—	1,301	—	4,095
Ending balance: collectively evaluated for impairment	$40,904	$178,228	$8,382	$178,388	$—	$405,902

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated		Total
December 31, 2010:
Allowance for Credit Losses:
Beginning balance	$970	$2,213	$99	$1,734		$306	$5,322
Charge-offs	(389)	(1,585)	(95)	(193)		—	(2,262)
Recoveries	38	13	14	1		—	66
Provision	(54)	2,128	105	(41)		437	2,575
Ending Balance	$565	$2,769	$123	$1,501		$743	$5,701
Ending balance: individually evaluated for impairment	296	309	—	—		—	605
Ending balance: collectively evaluated for impairment	$269	$2,460	$123	$1,501		$743	$5,096

Financing Receivables:
Ending Balance	$20,969	$199,878	$7,357	$181,447	$		$409,651
Ending balance: individually evaluated for impairment	381	3,109	—	787		—	4,276
Ending balance: collectively evaluated for impairment	$20,588	$196,769	$7,357	$180,660		$—	$405,375

Impaired loans at March 31, 2011 and December 31, 2010 were $4,095,000 and $4,276,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)
	March 31,	December 31,
	2011	2010
Gross interest due under terms	$369	$316
Amount included in income	—	(63)
Interest income not recognized	$369	$253

The Corporation’s impaired loans are summarized below for the periods ended March 31, 2011 and December 31, 2010.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2011:
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	665	708	—	673	—
Residential	734	804	—	736	—

With an allowance recorded:
Commercial	224	224	224	229	—
Commercial real estate	2,382	2,754	526	2,571	—
Residential	90	90	8	90	—
Total	$4,095	$4,580	$758	$4,299	$—

Total consists of:
Commercial	$224	$224	$224	$229	$—
Commercial real estate	$3,047	$3,462	$526	$3,244	$—
Residential	$824	$894	$8	$826	$—

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2010:
With no related allowance recorded:
Commercial	$29	$29	$—	$29	$—
Commercial real estate	907	942	—	937	14
Residential	787	866	—	785	19

With an allowance recorded:
Commercial	352	352	296	356	7
Commercial real estate	2,201	2,641	309	2,398	23
Residential	—	—	—	—	—
Total	$4,276	$4,830	$605	$4,505	$63

Total consists of:
Commercial	$381	$381	$296	$385	$7
Commercial real estate	$3,108	$3,583	$309	$3,335	$37
Residential	$787	$866	$—	$785	$19

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan. The average recorded investment is calculated on the daily loan balance during the period of impairment.

Financing receivables on non-accrual status and foreclosed assets as of March 31, 2011 and December 31, 2010 were as follows:

(Amounts in thousands)
	March 31,	December 31,
	2011	2010
Commercial - R/E	$3,047	$3,108
Commercial - other	224	381
Residential	824	787
Consumer	—	—
Total non-accruing loans	$4,095	$4,276
Restructured loans	—	—
Total impaired loans	$4,095	$4,276
Loans past-due 90 days or more and still accruing	7	—
Foreclosed assets	1,472	1,149
Total non-performing assets	$5,574	$5,425

At March 31, 2011 and December 31, 2010, the recorded investment in impaired loans as defined by FASB ASC 310-10-35 Receivables Subsequent Measurements (SFAS 114) was $4,095,000 and $4,276,000 and the impaired loans allowances were $758,000 and $605,000, respectively at March 31, 2011 and December 31, 2010. The average recorded balance in impaired loans during the quarter ended March 31, 2011 and the year ended December 31, 2010 was approximately $4,299,000 and $4,505,000, respectively.

The following tables present the aging of past-due loans by class of loans at March 31, 2011:

(Amounts in thousands)						Total
	30-59 Days	60-89 Days	Greater Than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
March 31, 2011:
Commercial	$89	$49	$—	$138	$40,990	$41,128
Commercial real estate	1,405	512	—	1,917	178,881	180,798
Consumer	90	4	7	101	8,281	8,382
Residential	1,028	135	—	1,163	178,526	179,689
Total	$2,612	$700	$7	$3,319	$406,678	$409,997

(Amounts in thousands)						Total
	30-59 Days	60-89 Days	Greater Than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
December 31, 2010:
Commercial	$740	$101	$—	$842	$34,758	$35,600
Commercial real estate	999	2,149	—	3,148	230,638	233,786
Consumer	75	1	—	76	8,127	8,203
Residential	1,212	155	—	1,367	133,696	132,062
Total	$3,026	$2,408	$—	$5,433	$404,219	$409,651

Loans past-due 90 days or more and still accruing interest were $7,000 and $0 at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, there were no commitments to lend additional funds with respect to non-accrual and restructured loans.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At March 31, 2011, there were no loans classified as troubled debt restructurings.

NOTE 5.  SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand.

NOTE 6.  LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank (FHLB). Under terms of a blanket agreement, collateral for the loans are secured by certain qualifying assets of the Corporation's banking subsidiary which consist principally of first mortgage loans and certain investment securities.

NOTE 7.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONSOF CREDIT RISK

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2011, and December 31, 2010, were as follows:

(amounts in thousands)	March 31,	December 31,
	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$61,526	$55,551
Financial standby letters of credit	937	805
Performance standby letters of credit	4,619	5,315

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania.  It is management’s opinion that the loan portfolio was well balanced and diversified at March 31, 2011, to the extent necessary to avoid any significant concentration of credit risk.  However, its debtors’ ability to honor their contracts may be influenced by the region’s economy.

NOTE 8.   FAIR VALUES OF FINANCIAL INSTRUMENTS

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

At March 31, 2011 and December 31, 2010 investments measured at fair value on a recurring basis and the valuation methods used are as follows:

March 31, 2011	Level 1	Level 2	Level 3	Total
Available for Sale Securities
Obligations of US Government Agencies
Mortgaged-backed	$—	$67,402	$—	$67,402
Other	—	8,124	—	8,124
Obligations of state and political subdivisions	—	168,869	—	168,945
Corporate securities	—	50,629	—	50,629
Equity securities	1,863	—	—	1,863
Restricted equity securities	—	6,046	—	6,046
	$1,863	$301,070	$—	$303,009

December 31, 2010	Level 1	Level 2	Level 3	Total
Available for Sale Securities
Obligations of US Government Agencies
Mortgaged-backed	$—	$44,777	$—	$44,777
Other	—	7,096	—	7,096
Obligations of state and political subdivisions	—	177,252	—	177,252
Corporate securities	—	72,952	—	72,952
Equity securities	1,825	—	—	1,825
Restricted equity securities	—	6,363	—	6,363
	$1,825	$308,440	$—	$310,265

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

Deposits

Under FASB ASC 825-10-50 (SFAS 107), the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts and Money Market Accounts is equal to the amount payable on demand at March 31, 2011 and December 31, 2010.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

March 31, 2011	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$4,095	$4,095
Foreclosed assets held for sale	—	—	1,472	1,472
Loans held for sale	—	—	4,545	4,545

December 31, 2010	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$4,276	$4,276
Foreclosed assets held for sale	—	—	1,149	1,149
Loans held for sale	—	—	4,950	4,950

There were no transfers amongst valuation levels March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, the carrying values and estimated fair values of financial instruments of the Corporation are presented in the table below:

(Amounts in thousands)	March 31, 2011		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$8,072	$8,072	$4,346	$4,346
Short-term investments	22,340	22,340	7,559	7,559
Investment securities - available for sale	296,963	296,963	310,265	310,265
Investment securities - held to maturity	6,257	6,199	6,266	6,191
Net loans	404,136	416,499	403,950	408,984
Accrued interest receivable	4,278	4,278	4,589	4,589
Cash surrender value of life insurance	18,578	18,578	18,388	18,388

FINANCIAL LIABILITIES:
Deposits	626,349	603,481	626,895	610,632
Short-term borrowings	24,734	24,734	20,977	20,977
Long-term borrowings	71,385	74,619	66,400	69,869
Accrued interest and other expenses	3,258	3,258	2,976	2,976

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit		61,526		55,551
Financial standby letters of credit		937		805
Performance standby letters of credit		4,619		5,315

NOTE 9.	MANAGEMENT'S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDEDWITH FORM 10Q FILING

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

The results of operations for the three-month period ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing.  The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2010, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:

We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of
March 31, 2011, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2011, and 2010.  These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania
May 10, 2011

Item 2.	First Keystone Corporation Management's Discussion and Analysis of Financial Condition and Results of Operation as of March 31, 2011

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

RESULTS OF OPERATIONS

First Keystone Corporation realized earnings for the first quarter of 2011 of $2,496,000, an increase of $309,000, or 14.1% from the first quarter of 2010.  The increase in net income for 2011 was primarily the result of an increased net interest margin and an increase in net interest income of $867,000 from the first quarter of 2010.  On a per share basis, net income per share was $.46 for the first three months of 2011 up from $.40 for the first three months of 2010, an increase of 15.0%.  Cash dividends increased to $.24 per share up from $.23 in the first quarter of 2010, an increase of 4.3%.

Year-to-date net income annualized as of March 31, 2011, amounts to a return on average common equity of 12.20%, a return on tangible equity of 15.24% and a return on assets of 1.23%.  For the three months ended March 31, 2010, these measures were 11.59%, 15.15%, and 1.13%, respectively on an annualized basis.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense.  In the first quarter of 2011, interest income amounted to $9,347,000, a decrease of $86,000 or 0.9% from the first quarter of 2010, while interest expense amounted to $2,516,000 in the first quarter of 2011, a decrease of $953,000, or 27.5% from the first quarter of 2010.  As a result, net interest income increased $867,000 or 14.5% in the first quarter of 2011 to $6,831,000 from $5,964,000 in first quarter of 2010.

Our net interest margin for the quarter ended March 31, 2011 was 3.96% compared to 3.56% for the quarter ended March 31, 2010.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarter ended March 31, 2011, was $300,000, compared to $200,000 for the first quarter of 2010.  The increase in the provision for loan losses resulted from our analysis of our current loan portfolio, including non performing loans. Net charge-offs amounted to $140,000 for the quarter ending March 31, 2011. For the three months ended March 31, 2010, net charge-offs amounted to $190,000.  The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.43% as of March 31, 2011, as compared to 1.39% as of December 31, 2010 and 1.31% as of March 31, 2010.  See Allowance for Loan Losses on Page 35 for further discussion.

NON-INTEREST INCOME

Total non-interest income or other income was $963,000 for the quarter ended March 31, 2011, as compared to $1,096,000 for the quarter ended March 31, 2010, a decrease of $133,000, or 12.1%.  Excluding investment securities gains and losses, non-interest income was $1,038,000 for the first quarter of 2011, a decrease of $94,000, or 8.3% from the first quarter of 2010. The decrease in non-interest income was caused by a decrease in trust department income, service charges and fees on deposits, and gains on the sale of residential mortgages.

NON-INTEREST EXPENSES

Total non-interest expenses, or other expenses, was $4,304,000 for the quarter ended March 31, 2011, as compared to $4,121,000 for the quarter ended March 31, 2010.  The increase of $183,000, or 4.4% is comprised of salary and benefits increasing $73,000, occupancy and fixed asset expense increasing $12,000, and other non-interest expense, including FDIC insurance, professional services and state shares tax increasing $98,000.  These increases reflect additional employees and benefit costs along with a new office opening and upgrading to a new core processing system.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses.  Salaries and benefits amounted to $2,283,000, or 53.0% of total non-interest expense for the three months ended March 31, 2011, as compared to 53.6% for the first three months of 2010.  Net occupancy, furniture and equipment, and computer expense amounted to $688,000 for the three months ended March 31, 2011, an increase of $17,000, or 2.5%.  Other non-interest expenses, including FDIC insurance, professional services and state shares tax amounted to $1,333,000 for the three months ended March 31, 2011, an increase of $93,000, or 7.5% from the first three months of 2010.  Our non-interest expense in the first quarter of 2011 is approximately 2.1% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non-interest expense.

INCOME TAXES

Effective tax planning has helped produce favorable net income.  Income tax amounted to $694,000 for the three months ended March 31, 2011, as compared to $552,000 for 2010, an increase of $142,000.  The effective total income tax rate was 21.8% for the first quarter of 2011 as compared to 20.2% for the first quarter of 2010.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

Total assets increased to $809,283,000 as of March 31, 2011, an increase of $12,682,000 from year-end 2010.  Loan balances did not change significantly in the quarter as loan demand remains weak and borrowers are generally paying down debt.  Excess cash led to an increase in interest bearing deposits held at other banks.

During the first quarter of 2011 the Corporation increased short-term borrowings to $24,734,000 as of March 31, 2011, as compared to $20,977,000 as of December 31, 2010.  Long-term borrowings were $71,385,000 as of March 31, 2011, an increase of $4,985,000 from the $66,400,000 reported December 31, 2010.

EARNING ASSETS

Our primary earning asset, loans, net of unearned income increased to $409,997,000 as of March 31, 2011, up $346,000, or 0.1% since year-end 2010.  The loan portfolio continues to be diversified.  Overall asset quality has remained consistent with non-performing assets increasing since year-end 2010.  Total non-performing assets were $5,574,000 as of March 31, 2011, an increase of $149,000, or 2.7% from the $5,425,000 reported in non-performing assets as of December 31, 2010.  Total allowance for loan losses to total non-performing loans was 1.43% as of March 31, 2011 and 1.33% at December 31, 2010.

Besides loans, another primary earning asset is our overall investment portfolio, which increased in size from
December 31, 2010, to March 31, 2011.  Held-to-maturity securities amounted to $6,257,000 as of March 31, 2011, an increase of $9,000 from December 31, 2010.  Available-for-sale securities amounted to $296,963,000 as of March 31, 2011, a decrease of $6,939,000 from year-end 2010.  Interest bearing deposits in other banks increased as of March 31, 2011, to $22,340,000  from $4,559,000 at year-end 2010.

LOANS

Total loans, net of unearned income, increased to $409,997,000 as of March 31, 2011, as compared to a balance of $409,651,000 as of December 31, 2010.  The table on page 35 provides data relating to the composition of the Corporation's loan portfolio on the dates indicated. Total loans, net of unearned income, increased $346,000,  or 0.1% as of March 31, 2011.

The economy and the resultant decline in loan demand account for the slow growth in loans in 2010 and continued into 2011. Residential real estate loans decreased by $921,000 in 2011 since the bulk of residential real estate loans originated were secondary market conforming and were sold. The Corporation did not change its underwriting standards in 2010 or 2011, rather opportunities to originate commercial and consumer loans declined because of the economy and the increased unemployment in our market area.

The loan portfolio is well diversified. The total commercial portfolio is $270,361,000 of which $229,316,000 or 84.8% of gross loans is secured by commercial real estate. The largest relationship is an $8,500,000 tax-free loan to a municipality founded in 1816 consisting of 35 square miles, which is located in the eastern region of our market area. According to the township it has experienced 17% growth in population over the past 9 years and future job growth is projected to be 29% over the next 10 years. The township is currently involved in a $70,000,000 sewer expansion project. Our loan is secured by project receivables and the full faith, credit and taxing power of the township.

The second largest relationship of $8,264,000 is comprised of loans to individuals and their related companies involved in the ownership and operation of gas stations, convenience stores, and truck stops located in northern, central, and eastern Pennsylvania. The borrowers are well experienced in the industry and have been operating various locations since 1988. The loans are secured by commercial real estate, and perfected security interest in all business assets.

The next largest relationship is a real estate holding LLC established in 2006, and its related medical service companies. The LLC was formed to construct and provide medical office space for a group of closely related medical entities and outside services and is located in the corporation’s immediate central market area. The relationship had outstanding loan balances of $6,634,000 at March 31, 2011, secured primarily by commercial real estate and perfected security interest in all business assets of the various related entities.  A small portion of the relationship is to an individual, $43,000, secured by vehicles, and a $335,000 residential mortgage secured by real estate.

The fourth largest commercial relationship is the net balance of $6,000,000, after participations sold of $3,500,000 and letters of credit of $2,331,000. This relationship is comprised of a $5,000,000 revolving line of credit and related $2,331,000 letters of credit to develop a Planned Residential Community in the eastern portion of our market area, several commercial investment properties totaling $3,966,000, a $450,000 revolving line of credit for working capital and an $84,000 residential mortgage. The borrowers and their related companies have been involved in real estate development since 1974, and have developed residential communities, and medical and professional office space. The entire relationship is secured by a combination of real estate and marketable securities.

The fifth largest relationship of $5,089,000 is located in our central market area and is involved in construction and ownership of a 60 room hotel.  Loans consist of mortgages on the commercial real estate and perfected interest in all business assets.

Each of the aforementioned loans are paying as agreed and none of the loans are considered criticized or classified. The property securing each of the loans was appraised at the time the loan was originated. Appraisals are ordered independently of the loan approval process from appraisers on an approved list. All appraisals are reviewed internally for conformity with accepted standards of the Bank.

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

Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	March 31,	December 31,
	2011	2010
Commercial, financial and agricultural:
Commercial secured by real estate	$227,719	$227,147
Commercial - other	28,714	29,693
Tax exempt - real estate and other	13,928	12,450
Real estate (primarily residential mortgage loans)	131,060	131,981
Consumer loans	8,892	8,781
Total Gross Loans	$410,313	$410,052
Less: Unearned income and
unamortized loan fees net of costs	316	401
Total Loans, net of unearned income	$409,997	$409,651

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2011 the allowance for loan loss was $5,861,000 as compared to $5,701,000 as of December 31, 2010. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of our Allowance for Loan Losses indicating charge-offs and recoveries by the year and annual additional provisions charged to operations. In the first quarter of 2011, net charge-offs as a percentage of average loans were 0.03%, as compared to 0.5% in 2010. Net charge-offs amounted to $140,000 for the first quarter of 2011, as compared to $2,196,000 in 2010. Charge-offs for March 2011 resulted from $127,000 for a commercial relationship related to retail food sales and $23,000 in various consumer loans. Net charge-offs in 2010 relates primarily to increased losses of commercial loans secured by real estate. The largest relationship, representing 45.7% of net charge-offs in 2010, is located in the eastern portion of our market area and was directly related to the housing industry. The downturn in the economy resulted in a drastic reduction in the number of housing starts in that region. The second largest loan relationship, representing 17.8%, of net charge-offs in 2010 was related to residential investment real estate which was also negatively affected with the downturn in the economy resulting in increased vacancy rates. The resulting charge-offs verses the specific allocations for these two relationships required an additional provision in the third quarter of 2010.

For the first quarter of 2011, the provision for loan losses was $300,000 as compared to $200,000 for 2010. In the first quarter of 2011, $292,000 of the provision was related to commercial real estate loans, while $8,000 was related to residential real estate loans. The Corporation determined that the provision for loan losses in the first quarter was sufficient to adequately fund the reserve to account for probable future losses in the loan portfolio. In 2010, $2,033,000 of the provision was related to commercial and real estate loans. Net charge-offs of commercial and real estate loans in 2010 were $2,115,000 and this impacted the historical loss component factor for the allowance for loan loss valuation. The remaining provision of $542,000 was affected by the current year net charge-offs of $81,000 as well as an increase of the economic component factor of the allowance for loan loss valuation. The Corporation determined that the provision for loan losses made during 2010 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2010.

Analysis of Allowance for Loan Losses

(Amounts in thousands)

	March 31,	December 31,	March 31,
	2011	2010	2010
Balance at beginning of period	$5,701	$5,322	$5,322
Charge-offs:	128	389	175
Commercial, financial, and agricultural	—	1,778	4
Real estate	23	95	17
Consumer	151	2,262	197
Recoveries:
Commercial, financial, and agricultural	6	39	—
Real estate	1	13	1
Consumer	4	14	6
	11	66	7

Net charge-offs	140	2,196	190
Additions charged to operations	300	2,575	200
Allowance purchased	—	—	—
Balance at end of period	$5,861	$5,701	$5,332

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.5%	0.05%
Allowance for loan losses to average loans outstanding during the period	1.43%	1.39%	1.32%

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

With our manageable level of net charge-offs and the additions to the reserve from our provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.43% at March 31, 2011, 1.39% at December 31, 2010 and 1.32% at March 31, 2010.

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percentage of loans in each category to total loans receivable at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses that may occur within the loan category, since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

Allocation of Allowance for Loan Losses

(Amounts in thousands)	March 31,			December 31,
	2011			2010
Commercial, financial, and agricultural	$618	11.8	%*	$565	11.4	%*
Real estate - mortgage	4,425	84.8	%*	4,270	86.1	%*
Consumer and other loans	177	3.4	%*	123	2.5	%*
Unallocated	641	N/A	*	743	N/A	*
	$5,861	100.0	%*	$5,701	100.0	%*

*Percentage of loans in each category to total loans in the Allowance for Loan Loss Analysis.

NON-PERFORMING ASSETS

The Non-Performing Assets table on page 23 details the Corporation's non-performing assets as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Restructured loans are loans where the borrower has been granted a concession in the interest rate or payment amount because of financial problems. Foreclosed assets held for sale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

The total of non-performing assets increased $149,000 to $5,574,000 in the first quarter of 2011 after increasing to $5,425,000 as of December 31, 2010. The economy, in particular increased unemployment and the downturn of the housing industry, had a direct effect of increasing our non-performing assets. The Corporation is closely monitoring its commercial real estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Losses on commercial real estate, which increased in 2010, are projected to continue somewhat higher than normal into 2011. Impaired loans decreased to $4,095,000 in the first quarter of 2011, after increasing to $4,276,000 in 2010 from $2,948,000 in 2009. Foreclosed assets increased to $1,472,000 in the first quarter of 2011 from $1,149,000 in 2010. Loans past-due 90 days or more and still accruing increased to $7,000 after decreasing to $0 in 2010. Non-performing assets to period end loans and foreclosed assets was 1.4% in the first quarter of 2011 and 1.3% in 2010. Total non-performing assets to total assets remained at 0.7% in 2011 and 2010. Our allowance for loan losses to total non-performing assets remained 105.1% at March 31, 2011 and December 31, 2010. Additional detail can be found on page 38, Non-Performing Assets Table and page 24 in the Financing Receivables on non-accrual status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, and a full-time workout specialist to manage collection efforts.

Impaired loans decreased to $4,095,000 at March 31, 2011 from $4,276,000 at December 31, 2010. As in 2010, three relationships in 2011 carried aggregate balances of $500,000 or greater. The largest relationship is represented by two loans carrying a balance of $629,000 secured by leasehold mortgages. The March 31, 2011 valuation carried a net realizable value of $522,000, after an estimated 10% cost to sell, resulting in a specific allocation of $107,000, which was increased from $49,000 at December 31, 2010.  The next largest relationship is represented by four loans carrying a balance of $624,000 secured by three commercial real estate properties. The March 31, 2011 valuations carried a net realizable value of $418,500, after an estimated 10% cost to sell, resulting in a specific allocation of $206,000 at March 31, 2011 compared to $141,000 at December 31, 2010. The next largest relationship is represented by three loans carrying a balance of $500,000 secured by residential real estate. The December 31, 2010 and March 31, 2011 valuations indicated a maximum sales price of $721,000 and a liquidation value of $556,000. The Corporation charged off  $70,000 prior to year end bringing the loan balances to $500,000 equaling the net realizable value after an estimated 10% cost to sell. Of the $4,095,000, $629,000 is located outside of our primary market area. None of the impaired loans were participation loans.

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

Improving loan quality is a priority, and we actively work with borrowers to resolve credit problems and we continue our close monitoring efforts in 2011. As of March 31, 2011, the Corporation did not have any troubled debt restructurings in its loan portfolio. Excluding the assets disclosed in the Non-Performing Assets Table, management is not aware of any information about borrowers' possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

Interest income received on non-performing loans in 2011 and 2010 was $0 and $63,000, respectively. Interest income, which would have been recorded on these loans under the original terms in 2011 and 2010 was $369,000 and $316,000,  respectively. At March 31, 2011 and December 31, 2010, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2011 and December 31, 2010 and 2009, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets

(Amounts in thousands)	March 31,	December 31,
	2011	2010
Non-performing assets
Impaired loans	$4,095	$4,276
Foreclosed assets held for resale	1,472	1,149
Loans past-due 90 days or more and still accruing interest	7	—
Total non-performing assets	$5,574	$5,425

Impaired loans
Non-performing loans	$4,095	$4,276
Allocated allowance for loan losses	(758)	(605)
Net investment in impaired loans	$3,337	$3,671

Impaired loans with a valuation allowance	2,696	$2,553
Impaired loans without a valuation allowance	1,399	1,723
Total impaired loans	$4,095	$4,276

Valuation allowance related to impaired loans	$758	$605

Valuation allowance as a percent of impaired loans	18.5%	14.2%
Impaired loans to loans net of unearned discount	1.0%	1.0%
Non-performing assets to period-end loans and foreclosed assets	1.4%	1.3%
Total non-performing assets to total assets	0.7%	0.7%
Allowance for loan losses to impaired loans	143.1%	133.3%
Allowance for loan losses to total non-performing assets	105.1%	105.1%

Real estate mortgages comprise 87.8% of the loan portfolio as of March 31, 2011, as compared to 89.2% as of December 31, 2010. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our marketing area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately each three to five years and are also concentrated in our marketing area. The Corporation’s loss exposure on its non-performing loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Total deposits decreased $546,000 to $626,349,000 as of March 31, 2011 as non-interest bearing deposits increased by $8,067,000 and interest bearing deposits decreased by $8,613,000 as of March 31, 2011, from year-end 2010.  Total short-term and long-term borrowings increased to $96,119,000 as of March 31, 2011, from $87,377,000 at year-end 2010, an increase of $8,742,000, or 10.0%.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out.  Also, accumulated other comprehensive income derived from unrealized losses on investment securities available-for-sale decreased stockholders’ equity, or capital net of taxes, by $1,054,000 for the three months ended March 31, 2011, and increased equity by $1,670,000 for the three months ended March 31, 2010. The Corporation had 243,475 shares of common stock on March 31, 2011 and 243,540 on December 31, 2010, as treasury stock.  This had an effect of our reducing our total stockholders' equity by $6,101,000 on  March 31, 2011, and $6,103,000 on December 31, 2010.

Total stockholders' equity was $79,195,000 as of March 31, 2011, and $79,060,000 as of December 31, 2010.  Leverage ratio and risk based capital ratios remain very strong.  As of March 31, 2011, our leverage ratio was 7.8% compared to 7.44% as of December 31, 2010.  In addition, Tier I risk based capital and total risk based capital ratio as of March 31, 2011, were 11.46% and 12.56%, respectively.  The same ratios as of December 31, 2010 were 10.85% and 11.87%, respectively.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s quantitative and qualitative market risks since December 31, 2010.  The composition of rate sensitive assets and rate sensitive liabilities as of March 31, 2011 is very similar to December 31, 2010.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2011	—	—	—	112,098
February 1 — February 28, 2011	—	—	—	112,098
March 1 — March 31, 2011	—	—	—	112,098
Total	—	—	—	112,098

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

The Company made no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2006).

3ii	By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2006).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Report on Form 8-K dated January 9, 2007).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

FIRST KEYSTONE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST KEYSTONE CORPORATION
Registrant

May 10, 2011	/s/ Matthew P. Prosseda
Matthew P. Prosseda
Chief Executive Officer
(Principal Executive Officer)

May 10, 2011	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2006).

3ii	By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2006).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.