Form 10-Q
period 2011-06-30
FIRST KEYSTONE CORP
filed 2011-08-09
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒     No   ☐    -

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 5,445,042 shares as of August 5, 2011.

PART I. - FINANCIAL INFORMATION

ITEM.  1  Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)
	June	December
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$7,477	$4,346
Interest-bearing deposits in other banks	2,137	4,559
Federal funds sold	0	3,000
Total cash and cash equivalents	$9,614	$11,905
Investment securities available-for-sale	312,923	303,902
Investment securities held-to-maturity estimated fair value of $6,299 in 2011 and $6,191 in 2010	6,249	6,266
Restricted securities at cost - available-for-sale	5,746	6,363
Loans, net of unearned income	413,550	409,651
Allowance for loan losses	(5,760)	(5,701)
Net loans	$407,790	$403,950
Premises and equipment, net	12,103	11,842
Accrued interest receivable	4,428	4,589
Cash surrender value of bank owned life insurance	18,771	18,388
Investment in limited partnerships	1,542	1,600
Goodwill	19,133	19,133
Core deposit intangible	1,096	1,240
Prepaid FDIC insurance	1,599	2,005
Foreclosed assets held for resale	1,094	1,149
Deferred income taxes	1,214	2,742
Other assets	1,734	1,527
TOTAL ASSETS	$805,036	$796,601

LIABILITIES
Deposits:
Non-interest bearing	$68,517	$69,080
Interest bearing	554,583	557,815
TOTAL DEPOSITS	623,100	626,895
Short-term borrowings	23,130	20,977
Long-term borrowings	71,370	66,400
Accrued interest and other expenses	2,941	2,976
Other liabilities	148	293
TOTAL LIABILITIES	$720,689	$717,541

STOCKHOLDERS’ EQUITY
Common stock, par value $2.00 per share	11,375	11,375
Surplus	30,160	30,175
Retained earnings	47,672	45,246
Accumulated other comprehensive income (loss)	1,215	(1,633)
Less treasury stock, at cost, 242,725 shares in 2011 and 243,540 shares in 2010	(6,075)	(6,103)

TOTAL STOCKHOLDERS’ EQUITY	$84,347	$79,060
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$805,036	$796,601

See Accompanying Notes to Consolidated Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

(Amounts in thousands except per share data)
	2011	2010
INTEREST INCOME
Interest and fees on loans	$5,879	$6,086
Interest and dividend income on investment securities	3,450	3,433
Deposits in banks	1	9
Total interest income	$9,330	$9,528

INTEREST EXPENSE
Deposits	$1,767	$2,319
Short-term borrowings	43	57
Long-term borrowings	653	948
Total interest expense	$2,463	$3,324

Net interest income	$6,867	$6,204
Provision for loan losses	300	400
Net interest income after provision for loan losses	$6,567	$5,804

NON-INTEREST INCOME
Trust department	$147	$175
Service charges and fees	331	401
Bank owned life insurance income	193	192
ATM fees and debit card income	230	208
Gain on sale of loans	54	97
Investment securities gains (losses) - net	0	245
Other	104	77
Total non-interest income	$1,059	$1,395

NON-INTEREST EXPENSE
Salaries and employee benefits	$2,350	$2,228
Occupancy, net	326	350
Furniture and equipment	108	151
Computer expenses	243	213
Professional services	173	166
State shares tax	138	177
FDIC Insurance	192	219
ATM and debit card fees	92	87
Other	850	687
Total non-interest expenses	$4,472	$4,278

Income before income taxes	$3,154	$2,921
Income tax expense	611	608
Net Income	$2,543	$2,313

PER SHARE DATA
Net Income Per Share:
Basic	$.47	$.43
Diluted	.47	.43
Cash dividends per share	.24	.23

See Accompanying Notes to Consolidated Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

(Amounts in thousands except per share data)
	2011	2010

INTEREST INCOME
Interest and fees on loans	$11,724	$12,085
Interest and dividend income on investment securities	6,950	6,864
Deposits in banks	3	12
Total interest income	$18,677	$18,961

INTEREST EXPENSE
Deposits	$3,606	$4,783
Short-term borrowings	93	108
Long-term borrowings	1,280	1,902
Total interest expense	$4,979	$6,793

Net interest income	$13,698	$12,168
Provision for loan losses	600	600
Net interest income after provision for loan losses	$13,098	$11,568

NON-INTEREST INCOME
Trust department	$287	$347
Service charges and fees	647	768
Bank owned life insurance income	383	380
ATM fees and debit card income	440	393
Gain on sale of loans	94	196
Investment securities gains (losses) - net	(75)	209
Other	246	198
Total non-interest income	$2,022	$2,491

NON-INTEREST EXPENSE
Salaries and employee benefits	$4,633	$4,438
Occupancy, net	680	692
Furniture and equipment	208	255
Computer expenses	477	438
Professional services	326	350
State shares tax	321	354
FDIC Insurance	437	421
ATM and debit card fees	181	175
Other	1,513	1,276
Total non-interest expenses	$8,776	$8,399

Income before income taxes	$6,344	$5,660
Income tax expense	1,305	1,160
Net Income	$5,039	$4,500

PER SHARE DATA
Net Income Per Share:
Basic	$.93	$.83
Diluted	.93	.83
Cash dividends per share	.48	.46

See Accompanying Notes to Consolidated Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(Amounts in thousands, except per share data)
					Accumulated
					Other
	Common		Comprehensive	Retained	Comprehensive	Treasury
	Stock	Surplus	Income	Earnings	(Loss)	Stock	Total

Balance at December 31, 2009	$11,375	$30,269		$41,346	$(2,583)	$(6,240)	$74,167

Comprehensive Income:
Net Income			$4,500	4,500			4,500
Change in net unrealized gain (loss) on investment securities available-for-sale, net of reclassification adjustment and tax effects			5,621		5,621		5,621
Total comprehensive income			$10,121
Issuance of 482 shares of treasury stock upon exercise of employee stock options		(11)				16	5
Cash dividends - $.46 per share				(2,503)			(2,503)

Balance at June 30, 2010	$11,375	$30,258		$43,343	$3,038	$(6,224)	$81,790

Balance at December 31, 2010	$11,375	$30,175		$45,246	$(1,633)	$(6,103)	$79,060

Comprehensive Income:
Net Income			$5,039	5,039			5,039
Change in unrealized gain (loss) on investment securities available-sale, net of reclassification adjustment and tax effects			2,848		2,848		2,848
Total Comprehensive income			$7,887
Issuance of 815 shares of treasury stock upon exercise of employee stock options		(15)				28	13
Cash dividends - $.48 per share				(2,613)			(2,613)

Balance at June 30, 2011	$11,375	$30,160		$47,672	$1,215	$(6,075)	$84,347

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)
(Amounts in thousands)
	2011	2010
OPERATING ACTIVITIES
Net income	$5,039	$4,500
Adjustments to reconcile net income to net cash provided by operating activities:
Provision or loan losses	600	600
Provision for depreciation and amortization	459	487
Premium amortization on investment securities	509	310
Core deposit amortization	144	141
Discount accretion on investment securities	(580)	(708)
Gain on sale of mortgage loans	(94)	(196)
Proceeds from sale of mortgage loans for resale	9,774	6,428
Originations of mortgage loans for resale	(8,333)	(6,103)
Loss (gain) on sale and valuation adjustments on foreclosed assets held for sale	138	(20)
Loss (gain) on sales of investment securities	75	(209)
Deferred income tax provision (benefit)	65	(55)
Increase in interest receivable and other assets	(46)	(40)
Decrease in prepaid FDIC insurance	406	369
Increase in cash surrender value of bank owned life insurance	(383)	(380)
Increase/(Decrease) in interest payable, accrued expenses and other liabilities	(180)	200
NET CASH PROVIDED BY PROVIDED BY OPERATING ACTIVITIES	$7,593	$5,324

INVESTING ACTIVITIES
Purchases of investment securities	$(66,390)	$(26,880)
Proceeds from sales of investment securities available for sale	44,129	18,081
Proceeds from maturities and redemptions of investment securities available for sale	17,520	12,235
Proceeds from the redemption of restricted securities	617	0
Proceeds from maturities and redemption of investment securities held to maturity	44	2,729
Net (decrease) in loans	(6,067)	(11,025)
Purchase of premises and equipment	(705)	(684)
Proceeds from sale of foreclosed assets	240	200
Purchase of investment in real estate venture	0	(1,084)
NET CASH (USED IN) INVESTING ACTIVITIES	$(10,612)	$(6,428)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(3,795)	$29,498
Net increase (decrease) in short-term borrowings	2,153	3,991
Proceeds from long-term borrowings	5,000	7,000
Repayment of long-term borrowings	(30)	(5,527)
Proceeds from issuance of treasury stock under stock option plan	13	5
Cash dividends	(2,613)	(2,503)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$728	$32,464

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(2,291)	$31,360
CASH AND CASH EQUIVALENTS, BEGINNING	11,905	11,426
CASH AND CASH EQUIVALENTS, ENDING	$9,614	$42,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for
Interest	$5,081	$6,065
Income Taxes	1,062	689
Loans transferred to foreclosed assets held for resale	323	0

See Accompanying Notes to Consolidated Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Nature of Operations

The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly-owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 16 full service offices and 18 ATMs located in Columbia, Luzerne, Montour and Monroe Counties. The Corporation and its subsidiary must also adhere to certain federal banking laws and regulations and are subject to periodic examinations made by various federal agencies.

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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”), Atlantic Central Bankers Bank (“ACBB”) and Federal Reserve Bank and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB, the Federal Reserve Bank or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At June 30, 2011, the Corporation held $5,711,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2010, the Corporation held $6,328,000 in stock of the FHLB-Pittsburgh, and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at June 30, 2011 and December 31, 2010.

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

Impaired Loans — A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under current accounting standards, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan=s effective interest rate or the fair value of the collateral for certain collateral dependent loans. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above.

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

Investments in Real Estate Ventures

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $187,000 in 2011 and 2010, and the amortization of the investments in the limited partnerships were $58,000 and $80,000 for the six months ended June 30, 2011 and 2010, respectively.  The carrying value of the investments as of June 30, 2011 and December 31, 2010 were $1,542,000 and $1,600,000, respectively.  During 2010, the Bank purchased an interest in a low income housing partnership in the amount of $1,084,000.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At June 30, 2011 and 2010 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At June 30, 2011 and December 31, 2010, the Corporation does not have any amounts accrued for interest and/or penalties.

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2010, and has determined there was no impairment as of that date or as of June 30, 2011. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired.  The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party.  Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party.  The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing.  The Corporation has tested the core deposit intangible included in its consolidated balance sheet at December 31, 2010 and has determined there was no impairment as of that date or as of June 30, 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock Based Compensation

The Corporation sponsored a stock option plan which expired on April 21, 2008. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. There were 20,245 outstanding options that may be exercised as of June 30, 2011.

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

Treasury Stock

The purchase of the Corporation=s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a last-in-first-out basis.

Trust Assets and Income

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

Accumulated Other Comprehensive Income

The Corporation is required to present accumulated other comprehensive income in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income is comprised of net unrealized holding gains on the available for sale investment securities portfolio. The Corporation has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders= Equity.

Recent Accounting Pronouncements

FASB ASU 2010-20 - AReceivable (Topic 310), Disclosures about the Credit Quality of Financial Receivables and the Allowance for Credit Losses@ — ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity=s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past-due financing receivables, allowance for credit losses related to financing receivable, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 3.

FASB ASU 2010-09 - Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure requirements. This accounting standard update modifies the requirement to disclose the date that subsequent events are considered through for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC=s requirements.

FASB ASC 860 - In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and servicing (Statement No. 166 — Accounting for Transfers of Financial Assets — and amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new guidance became effective for the Corporation on January 1, 2010. The implementation of this new guidance did not have a material impact on the Corporation=s consolidated financial statements.

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

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six months ended June 30, 2011 and 2010, was approximately $111,000 and $121,000, respectively.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2011 consolidated financial statements. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2  —  INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at June 30, 2011 and December 31, 2010:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$66,731	$1,908	$0	$68,639
Other	10,096	52	(11)	10,137
Obligations of state and political subdivisions	176,399	3,949	(4,783)	175,565
Corporate securities	56,125	888	(223)	56,790
Marketable equity securities	1,725	258	(191)	1,792
Restricted equity securities	5,746	0	0	5,746
Total	$316,822	$7,055	$(5,208)	$318,669

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$133	$3	$0	$136
Other	5,019	42	0	5,061
Obligations of state and political subdivisions	1,097	5	0	1,102
Total	$6,249	$50	$0	$6,299

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$43,673	$1,250	$(146)	$44,777
Other	7,079	47	(30)	7,096
Obligations of state and political subdivisions	182,181	2,617	(7,546)	177,252
Corporate securities	71,708	1,497	(253)	72,952
Marketable equity securities	1,725	256	(156)	1,825
Restricted equity securities	6,363	0	0	6,363
Total	$312,729	$5,667	$(8,131)	$310,265

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$142	$3	$0	$145
Other	5,027	19	(81)	4,965
Obligations of state and political subdivisions	1,097	0	(16)	1,081
Total	$6,266	$22	$(97)	$6,191

Securities Available-for-Sale with an aggregate fair value of $174,000,000 at June 30, 2011 and $186,735,000 at December 31, 2010; and securities Held-to-Maturity with an aggregate book value of $5,782,000 at June 30, 2011 and $5,799,000 at December 31, 2010, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $109,031,000 at June 30, 2011 and $109,283,000 at December 31, 2010.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at June 30, 2011 and December 31, 2010. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)

June 30, 2011
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations1	Subdivisions2	Securities3	Securities3	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$1,024	$—	$—	$—	$11,935
Estimated fair value	1,031	—	—	—	12,112
Weighted average yield	1.05%	—	—	—	3.28%
1 - 5 Years:
Amortized cost	4,068	2,469	—	—	42,635
Estimated fair value	4,107	2,534	—	—	43,136
Weighted average yield	1.37%	4.11%	—	—	2.96%
5 - 10 Years:
Amortized cost	11,447	11,282	—	—	1,555
Estimated fair value	11,898	11,996	—	—	1,543
Weighted average yield	3.66%	5.35%	—	—	3.13%
After 10
Amortized cost	60,288	162,648	1,725	5,746	—
Estimated fair value	61,739	161,035	1,792	5,746	—
Weighted average yield	3.98%	6.23%	3.15%	.01%	—
Total:
Amortized cost	$76,827	$176,399	$1,725	$5,746	$56,125
Estimated fair value	78,775	175,565	1,792	5,746	56,791
Weighted average yield	3.76%	6.14%	3.15%	.01%	3.03%

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

(Amounts in thousands)

June 30, 2011
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations1	Subdivisions2	Securities3	Securities3	Securities
Held-To-Maturity:
Within 1 Year:
Amortized cost	$—	$630	$—	$—	$—
Estimated fair value	—	630	—	—	—
Weighted average yield	—	4.45%	—	—	—
1 - 5 Years:
Amortized cost	3,019	—	—	—	—
Estimated fair value	3,057	—	—	—	—
Weighted average yield	1.26%	—	—	—	—
5 - 10 Years:
Amortized cost	2,133	—	—	—	—
Estimated fair value	2,140	—	—	—	—
Weighted average yield	2.36%	—	—	—	—
After 10 Years:
Amortized cost	—	467	—	—	—
Estimated fair value	—	472	—	—	—
Weighted average yield	—	7.04%	—	—	—
Total:
Amortized cost	$5,152	$1,097	$—	$—	$—
Estimated fair value	5,197	1,102	—	—	—
Weighted average yield	1.72%	5.55%	—	—	—

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at June 30, 2011. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poors or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from sale of investments in Available-for-Sale debt and equity securities during the second quarter of 2011 and 2010 were $0 and $13,115,000, respectively. Gross gains realized on these sales were $0 and $407,000, respectively. Gross losses on these sales were $0 and $162,000, respectively. There were no impairment losses in 2011 and 2010.

There were no proceeds from sale of investments in Held-To-Maturity debt and equity securities during 2011 and 2010.  There were no gains or losses realized during these periods.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). In determining OTTI under the FASB 320 (SFAS No. 115) model, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When other-than-temporary impairment occurs, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment=s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary impairment related to the other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment.

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Securities with an unrealized loss that were determined to be other-than-temporary were written down to fair value, with the write-down recorded as a realized loss included in security (losses) gains. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation=s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporary impaired at June 30, 2011.

In accordance with disclosures required by FASB ASC 320-10-50 Investments-Debt and Equity Securities Disclosures (EITF No. 03-1), the summary below shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or more than 12 months as of June 30, 2011 and December 31, 2010:

June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$1,989	$11	$—	$—	$1,989	$11
Federal Agency
Backed Securities	—	—	—	—	—	—
Municipal Bonds	34,128	1,153	13,418	3,630	47,546	4,783
Corporate Securities	20,314	223	—	—	20,314	223
Equities	324	34	603	157	927	191
	$56,755	$1,421	$14,021	$3,787	$70,776	$5,208

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$7,925	$111	$—	$—	$7,925	$111
Federal Agency
Backed Securities	4,859	146	—	—	4,859	146
Municipal Bonds	90,995	3,239	13,160	4,323	104,155	7,562
Corporate Securities	18,414	253	—	—	18,414	253
Equities	98	27	645	129	743	156
	$122,291	$3,776	$13,805	$4,452	$136,096	$8,228

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Corporation) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of stocks in other bank holding companies.  The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation=s carrying value at any measurement date. Management does not believe any of their 92 securities in an unrealized position as of June 30, 2011 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Securities with an unrealized loss that are determined to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss included in securities gains (losses).

NOTE 3  —   LOANS

Major classifications of loans at June 30, 2011 and December 31, 2010 consisted of:

(Amounts in thousands)
	June 30,	December 31,
	2011	2010
Commercial, Financial, and Agricultural	$23,860	$29,693
Tax-exempt	18,419	12,450
Real estate mortgages - Held-for-sale	3,604	4,950
Real estate mortgages - Consumer	125,004	127,031
Real estate mortgages - Commercial	234,531	227,147
Consumer	8,359	8,781
Gross loans	$413,777	$410,052
Add (deduct): Unearned discount	(512)	(675)
Net deferred loan fees and costs	285	274
Loans, net of unearned income	$413,550	$409,651

Activity in the allowance for loan losses for the quarter ended June 30, 2011 and the year ended December 31, 2010:

(Amounts in thousands)
	June 30,	December 31,
	2011	2010
Balance, January 1	$5,701	$5,322
Provision charged to operations	600	2,575
Loans charged off	(591)	(2,262)
Recoveries	50	66
Balance, December 31	$5,760	$5,701

The credit quality indicators by loan segment are summarized below at June 30, 2011 and December 31, 2010:

	Commercial &		Commercial Real Estate
	Industrial		Construction
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
Grade:
1-6 Pass	$39,246	$37,991	$5,238	$5,111
7 Special Mention	584	1,330	—	—
8 Substandard	868	991	—	433
9 Doubtful	—	227	—	—
Add (deduct): Unearned discount	—	—	—	—
Net deferred loan fees & costs	85	74	(12)	(13)
Loans, net of unearned income	$40,783	$40,603	$5,226	$5,531

	Commercial Real Estate		Residential Real Estate
	Other		Including Home Equity
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
Grade:
1-6 Pass	$217,810	$205,941	$127,349	$130,477
7 Special Mention	4,148	8,308	C	191
8 Substandard	8,916	8,958	1,259	1,313
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount	—	—	—	—
Net deferred loan fees & costs	40	3	88	82
Loans, net of unearned income	$230,914	$223,252	$128,696	$132,063

	Consumer Loans
	June 30,	December 31,
	2011	2010
Grade:
1-6 Pass	$8,346	$8,781
7 Special Mention	—	—
8 Substandard	7	—
9 Doubtful	6	—
Add (deduct): Unearned discount	(512)	(675)
Net deferred loan fees & costs	84	96
Loans, net of unearned income	$7,931	$8,202

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

The reduction in C & I loans rated Special Mention was primarily due to the payoff of one loan.  The reduction in Substandard C & I loans was due to one loan being charged-off, and payments made on several other loans.  The reduction in C & I loans rated doubtful was due to the charge-off of one unsecured loan.

The Substandard Commercial Real Estate Construction category was decreased due to the upgrade of one relationship.

The reduction in Special Mention Commercial Real Estate Other was due to upgrades of 5 relationships.  Commercial Real Estate Other rated Substandard remained relatively level from December 31, 2010 to June 30, 2011.

The reduction in Special Mention Residential Real Estate was due entirely to the upgrade of one relationship.

Consumer loans had a downgrade of 1 relationship from Pass to Substandard, and one downgrade from Pass to Doubtful.

The Bank utilizes a risk grading matrix to assign a risk rating to commercial loans, on a scale of 1 to 9.  Risk grades in the residential real estate and consumer loan portfolios are assigned based on payment activity. Risk rating grade characteristics are as follows:

Risk Grade 1 -  Cash Secured - Pass through and including Risk Grade 6 B Watch- Pass 6

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

Assets in this category are currently protected but have potential weakness which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. No loss of principal or interest is envisioned, however they constitute an undue credit risk that may be minor but is unwarranted in light of the circumstances surrounding a specific asset. Risk is increasing beyond that at which the loan originally would have been granted. Historically, cash flows are inconsistent; financial trends show some deterioration. Liquidity and leverage are above industry averages. Financial information could be incomplete or inadequate. A Special Mention asset has potential weaknesses that deserve management’s close attention.

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

The activity in the allowance for loan losses, by loan segment, is summarized below for the periods indicated.

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Six months ended June 30, 2011:
Allowance for Credit Losses:
Beginning balance	$565	$2,769	$123	$1,501	$743	$5,701
Charge-offs	(443)	—	(47)	(101)	—	(591)
Recoveries	13	31	5	1	—	50
Provision	272	212	85	96	(65)	600
Ending Balance	$407	$3,012	$166	$1,497	$678	$5,760
Ending balance: individually evaluated for impairment	—	455	—	58	—	513
Ending balance: collectively evaluated for impairment	$407	$2,557	$166	$1,439	$678	$5,247

Financing Receivables:
Ending Balance	$40,783	$236,139	$7,932	$128,696	$—	$413,550
Ending balance: individually evaluated for impairment	—	2,727	—	1,301	—	4,028
Ending balance: collectively evaluated for impairment	$40,783	$233,412	$7,932	$127,395	$—	$409,522

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Year ended December 31, 2010:
Allowance for Credit Losses:
Beginning balance	$970	$2,213	$99	$1,734	$306	$5,322
Charge-offs	(389)	(1,585)	(95)	(193)	—	(2,262)
Recoveries	38	13	14	1	—	66
Provision	(54)	2,128	105	(41)	437	2,575
Ending Balance	$565	$2,769	$123	$1,501	$743	$5,701
Ending balance: individually evaluated for impairment	296	309	—	C	—	605
Ending balance: collectively evaluated for impairment	$269	$2,460	$123	$1,501	$743	$5,096

Financing Receivables:
Ending Balance	$20,969	$199,878	$7,357	$181,447	$—	$409,651
Ending balance: individually evaluated for impairment	381	3,108	—	787	—	4,276
Ending balance: collectively evaluated for impairment	$20,588	$196,770	$7,357	$180,660	$—	$405,375

Impaired loans at June 30, 2011 and December 31, 2010 were $4,028,000 and $4,276,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)
	June 30,	December 31,
	2011	2010
Gross interest due under terms	$442	$316
Amount included in income	(6)	(63)
Interest income not recognized	$436	$253

The Corporation’s impaired loans are summarized below for the periods ended June 30, 2011 and December 31, 2010.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2011:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	747	747	—	749	3
Residential	665	735	—	665	1

With an allowance recorded:
Commercial	—	—	—	—	—
Commercial real estate	1,980	2,340	455	2,055	2
Residential	636	782	58	649	—
Total	$4,028	$4,604	$513	$4,118	$6

Total consists of:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	$2,727	$3,087	$455	$2,804	$5
Residential	$1,301	$1,517	$58	$1,314	$1

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2010:
With no related allowance recorded:
Commercial	$29	$29	$—	$29	$—
Commercial real estate	907	942	—	937	14
Residential	787	866	—	785	19

With an allowance recorded:
Commercial	352	352	296	356	7
Commercial real estate	2,201	2,641	309	2,398	23
Residential	—	—	—	—	—
Total	$4,276	$4,830	$605	$4,505	$63

Total consists of:
Commercial	$381	$381	$296	$385	$7
Commercial real estate	$3,108	$3,583	$309	$3,335	$37
Residential	$787	$866	$—	$785	$19

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan. The average recorded investment is calculated on the daily loan balance during the period of impairment.

Financing receivables on non-accrual status and foreclosed assets as of June 30, 2011 and December 31, 2010 were as follows:

(Amounts in thousands)
	June 30,	December 31,
	2011	2010
Commercial – Real Estate	$2,727	$3,108
Commercial - other	—	381
Residential	1,301	787
Consumer	—	—
Total non-accruing loans	$4,028	$4,276
Restructured loans	—	—
Total impaired loans	$4,028	$4,276
Loans past-due 90 days or more and still accruing	—	—
Foreclosed assets	1,094	1,149
Total non-performing assets	$5,122	$5,425

At June 30, 2011 and December 31, 2010, the recorded investment in impaired loans as defined by FASB ASC 310-10-35 Receivables Subsequent Measurements was $4,028,000 and $4,276,000 and the impaired loans allowances were $513,000 and $605,000, respectively at June 30, 2011 and December 31, 2010. The average recorded balance in impaired loans during the quarter ended June 30, 2011 and the year ended December 31, 2010 was approximately $4,118,000 and $4,505,000, respectively.

The following tables present the aging of past-due loans by class of loans at June 30, 2011:

(Amounts in thousands)						Total
	30-59 Days	60-89 Days	Greater Than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
June 30, 2011:
Commercial	$73	$126	$—	$199	$40,584	$40,783
Commercial real estate	2,342	27	—	2,369	233,771	236,140
Consumer	132	42	—	174	7,758	7,932
Residential	1,122	182	—	1,304	127,391	128,695
Total	$3,669	$377	$—	$4,046	$409,504	$413,550

(Amounts in thousands)						Total
	30-59 Days	60-89 Days	Greater Than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
December 31, 2010:
Commercial	$740	$102	$—	$842	$34,758	$35,600
Commercial real estate	999	2,149	—	3,148	230,638	233,786
Consumer	75	1	—	76	8,127	8,203
Residential	1,212	155	—	1,367	130,695	132,062
Total	$3,026	$2,407	$—	$5,433	$404,218	$409,651

Loans past-due 90 days or more and still accruing interest was $0 at June 30, 2011 and December 31, 2010.

At June 30, 2011, there were no commitments to lend additional funds with respect to non-accrual and restructured loans.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At June 30, 2011 and December 31, 2010, there were no loans classified as troubled debt restructurings.

NOTE 4  —   SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand.

NOTE 5  —   LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank (FHLB). Under terms of a blanket agreement, collateral for the loans are secured by certain qualifying assets of the Corporation’s banking subsidiary which consist principally of first mortgage loans and certain investment securities.

NOTE 6 —	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2011, and December 31, 2010, were as follows:

(amounts in thousands)	June 30,	December 31,
	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$52,635	$55,551
Financial standby letters of credit	$886	$805
Performance standby letters of credit	$4,904	$5,315

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour, and Monroe, Pennsylvania.  It is management’s opinion that the loan portfolio was well balanced and diversified at June 30, 2011, to the extent necessary to avoid any significant concentration of credit risk.  However, its debtors’ ability to honor their contracts may be influenced by the region’s economy.

NOTE 7 —   FAIR VALUES OF FINANCIAL INSTRUMENTS

Assets Measured at Fair Value on a Recurring Basis

The Corporation measures certain assets at fair value on a recurring basis. Fair value is defined as a price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. FASB ASC 820-10 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs used in determining valuations into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

At June 30, 2011 and December 31, 2010 investments measured at fair value on a recurring basis and the valuation methods used are as follows:

June 30, 2011	Level 1	Level 2	Level 3	Total
Available for Sale Securities
Obligations of US Government Agencies
Mortgaged-backed	$—	$68,639	$—	$68,639
Other	—	10,137	—	10,137
Obligations of state and political subdivisions	—	175,565	—	175,565
Corporate securities	—	56,790	—	56,790
Equity securities	1,792	—	—	1,792
Restricted equity securities	—	5,746	—	5,746
	$1,792	$316,877	$—	$318,669

December 31, 2010	Level 1	Level 2	Level 3	Total
Available for Sale Securities
Obligations of US Government Agencies
Mortgaged-backed	$—	$44,777	$—	$44,777
Other	—	7,096	—	7,096
Obligations of state and political subdivisions	—	177,252	—	177,252
Corporate securities	—	72,952	—	72,952
Equity securities	1,825	—	—	1,825
Restricted equity securities	—	6,363	—	6,363
	$1,825	$308,440	$—	$310,265

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

FASB ASC 825-10-50 Fair Value Measurement Disclosure (“Disclosures about Fair Value of Financial Instruments”), requires disclosure of fair value information about financial instruments, whether or not required to be recognized in the consolidated balance sheets, for which it is practicable to estimate such fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Fair value estimates derived through these techniques cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB ASC 825-10-50 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

Non-Performing Assets

The banks= impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end.  A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values.

For impaired loans less than $250,000 upon classification and annually at year end, the bank completes a Certificate of Inspection (approved by the State Dept. of Banking and the FDIC examiners) which includes the results of an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.

The banks= foreclosed asset valuation procedure requires an appraisal to be completed with the exception of those cases which the bank has obtained a sales agreement.

Cash Surrender Value of Bank Owned Life Insurance

Fair value is equal to the cash surrender value of life insurance policies.

Deposits

Under FASB ASC 825-10-50, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts and Money Market Accounts is equal to the amount payable on demand at June 30, 2011 and December 31, 2010.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

June 30, 2011	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$4,028	$4,028
Foreclosed assets held for sale	—	—	1,094	1,094
Loans held for sale	—	—	3,604	3,604

December 31, 2010	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$4,276	$4,276
Foreclosed assets held for sale	—	—	1,149	1,149
Loans held for sale	—	—	4,950	4,950

There were no transfers amongst valuation levels June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010, the carrying values and estimated fair values of financial instruments of the Corporation are presented in the table below:

(Amounts in thousands)	June 31,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$7,477	$7,477	$4,346	$4,346
Short-term investments	2,137	2,137	7,559	7,559
Investment securities - available for sale	312,923	312,923	310,265	310,265
Investment securities - held to maturity	6,249	6,299	6,266	6,191
Net loans	407,790	426,140	403,950	408,984
Accrued interest receivable	4,428	4,428	4,589	4,589
Cash surrender value of life insurance	18,771	18,771	18,388	18,388

FINANCIAL LIABILITIES:
Deposits	623,100	600,684	626,895	610,632
Short-term borrowings	23,130	23,130	20,977	20,977
Long-term borrowings	71,370	75,259	66,400	69,869
Accrued interest and other expenses	2,941	2,941	2,976	2,976

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit		52,635		55,551
Financial standby letters of credit		887		805
Performance standby letters of credit		4,904		5,315

NOTE 8 —	MANAGEMENT’S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDED WITH FORM 10Q FILING

In management’s opinion, the consolidated interim financial statements reflect fair presentation of the consolidated financial position of First Keystone Corporation and Subsidiary, and the results of their operations and their cash flows for the interim periods presented.  Further, the consolidated interim financial statements are unaudited; however they reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim periods presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature.  The independent registered public accounting firm, J. H. Williams & Co., LLP, reviewed these consolidated financial statements as stated in their accompanying review report.

The results of operations for the six-month period ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation’s annual Form 10K filing.  The reader of these consolidated interim financial statements may wish to refer to the Corporation’s annual report or Form 10K for the period ended December 31, 2010, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:

We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2011, and the related consolidated statements of income for the three and six month periods ended June 30, 2011 and 2010 and cash flows for the six-month periods ended June 30, 2011, and 2010.  These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania
August 5, 2011

ITEM 2.	First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation as of June 30, 2011

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

RESULTS OF OPERATIONS

First Keystone Corporation realized earnings for the second quarter of 2011 of $2,543,000, an increase of $230,000, or 9.9% from the second quarter of 2010.  The increase in net income for 2011 was primarily the result of an increased net interest margin and an increase in net interest income of $1,530,000 from the second quarter of 2010.  On a per share basis, net income per share was $.93 for the first six months of 2011 up from $.83 for the first six months of 2010, an increase of 12.0%.  Cash dividends increased to $.48 per share up from $.46 in the first half of 2010, an increase of 4.3%.

Year-to-date net income annualized as of June 30, 2011, amounts to a return on average common equity of 12.48%, a return on tangible equity of 15.91% and a return on assets of 1.24%.  For the six months ended June 30, 2010, these measures were 11.54%, 15.23%, and 1.11%, respectively on an annualized basis.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense.  In the second quarter of 2011, interest income amounted to $9,330,000, a decrease of $198,000 or 2.1% from the second quarter of 2010, while interest expense amounted to $2,463,000 in the second quarter of 2011, a decrease of $861,000, or 25.9% from the second quarter of 2010.  As a result, net interest income increased $663,000 or 10.7% in the second quarter of 2011 to $6,867,000 from $6,204,000 in second quarter of 2010.

Our net interest margin for the quarter ended June 30, 2011 was 3.97% compared to 3.59% for the quarter ended June 30, 2010.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarter ended June 30, 2011, was $300,000, compared to $400,000 for the second quarter of 2010.  The decrease in the provision for loan losses resulted from our analysis of our current loan portfolio, including non performing loans. Net charge-offs amounted to $541,000 for the six months ending June 30, 2011. For the six months ended June 30, 2010, net charge-offs amounted to $388,000.  The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.39% as of June 30, 2011, as compared to 1.39% as of December 31, 2010 and 1.33% as of June 30, 2010.  See Allowance for Loan Losses on Page 35 for further discussion.

NON-INTEREST INCOME

Total non-interest income or other income was $1,059,000 for the quarter ended June 30, 2011, as compared to $1,395,000 for the quarter ended June 30, 2010, a decrease of $336,000, or 24.1%.  In the second quarter of 2010, securities gains were $245,000, while there were no gains or losses in the second quarter of 2011.  Therefore, after adjusting for the securities gain in 2010, the decrease in non-interest income was $91,000, or 7.9%.  The decrease in non-interest income was caused by a decrease in trust department income, service charges and fees on deposits, and gains on the sale of residential mortgages.

NON-INTEREST EXPENSES

Total non-interest expenses, or other expenses, was $4,472,000 for the quarter ended June 30, 2011, as compared to $4,278,000 for the quarter ended June 31, 2010.  The increase of $194,000, or 4.5% is comprised of salary and benefits increasing $122,000, occupancy and fixed asset expense decreasing $67,000. The increases reflect additional employees and benefit costs related to information technology security and greater regulatory compliance.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses.  Salaries and benefits amounted to $4,633,000, or 52.8% of total non-interest expense for the six months ended June 30, 2011, as compared to 52.8% for the six months ended June 30, 2010.  Net occupancy, furniture and equipment, and computer expense amounted to $1,365,000 for the six months ended June 30, 2011, a decrease of $20,000, or 1.4%.  Other non-interest expenses, including FDIC insurance, professional services and state shares tax amounted to $2,778,000 for the six months ended June 30, 2011, an increase of $202,000, or 7.8% from the first six months of 2010.  Our non-interest expense in the second quarter of 2011 is approximately 2.15% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non-interest expense.

INCOME TAXES

Effective tax planning has helped produce favorable net income.  Income tax amounted to $1,305,000 for the six months ended June 30, 2011, as compared to $1,160,000 for 2010, an increase of $145,000.  The effective total income tax rate was 20.6% for the second quarter of 2011 as compared to 20.5% for the second quarter of 2010.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

Total assets increased to $805,036,000 as of June 30, 2011, an increase of $8,435,000 from year-end 2010.  Net loans increased by just less than 1% as loan demand remains weak and borrowers are generally paying down debt.  A small increase in borrowings led to an increase in the investment portfolio.

During the second quarter of 2011 the Corporation increased short-term borrowings to $23,130,000 as of June 30, 2011, as compared to $20,977,000 as of December 31, 2010.  Long-term borrowings were $71,370,000 as of June 30, 2011, an increase of $4,970,000 from the $66,400,000 reported December 31, 2010.

EARNING ASSETS

Our primary earning asset, loans, net of unearned income increased to $407,790,000 as of June 30, 2011, up $3,840,000, or 1.0% since year-end 2010.  The loan portfolio continues to be diversified.  Overall asset quality has remained consistent with non-performing assets decreasing since year-end 2010.  Total non-performing assets were $5,122,000 as of June 30, 2011, a decrease of $303,000, or 5.58% from the $5,425,000 reported in non-performing assets as of December 31, 2010.  Total allowance for loan losses to total non-performing loans was 143.0% as of June 30, 2011 and 133.3% at December 31, 2010.

Besides loans, another primary earning asset is our overall investment portfolio, which increased in size from
December 31, 2010, to June 30, 2011.  Held-to-maturity securities amounted to $6,249,000 as of June 30, 2011, a decrease of $17,000 from December 31, 2010.  Available-for-sale securities amounted to $312,923,000 as of June 30, 2011, an increase of $9,021,000 from year-end 2010.  Interest bearing deposits in other banks decreased as of June 30, 2011, to $2,137,000 from $4,559,000 at year-end 2010.

LOANS

Total loans, net of unearned income and the allowance for loan losses, increased to $407,790,000 as of June 30, 2011, as compared to a balance of $403,950,000 as of December 31, 2010.  The table on page 35 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans, net of unearned income, increased $3,840,000, or 1.0% as of June 30, 2011.

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

The loan portfolio is well diversified. The total commercial portfolio is $276,810,000 of which $236,112,000 or 85.3% of gross loans is secured by commercial real estate. The largest relationship is an $8,500,000 tax-free loan to a municipality founded in 1816 consisting of 35 square miles, which is located in the eastern region of our market area. According to the township it has experienced 17% growth in population over the past 9 years and future job growth is projected to be 29% over the next 10 years. The township is currently involved in a $70,000,000 sewer expansion project. Our loan is secured by project receivables and the full faith, credit and taxing power of the township.

The second largest relationship of $7,621,364 is comprised of loans to individuals and their related companies involved in the ownership and operation of gas stations, convenience stores, and truck stops located in northern, central, and eastern Pennsylvania. The borrowers are well experienced in the industry and have been operating various locations since 1988. The loans are secured by commercial real estate, and perfected security interest in all business assets.

The next largest relationship is a real estate holding LLC established in 2006, and its related medical service companies. The LLC was formed to construct and provide medical office space for a group of closely related medical entities and outside services and is located in the corporation’s immediate central market area. The relationship had outstanding loan balances of $6,743,000 at June 30, 2011, secured primarily by commercial real estate and perfected security interest in all business assets of the various related entities.  A small portion of the relationship is to an individual, $40,000, secured by vehicles, and a $277,000 residential mortgage secured by real estate.

The fourth largest commercial relationship is the net balance of $5,992,000, after participations sold of $3,457,000 and letters of credit of $2,331,000. This relationship is comprised of a $5,000,000 revolving line of credit and related $2,331,000 letters of credit to develop a Planned Residential Community in the eastern portion of our market area, several commercial investment properties totaling $3,921,000, a $450,000 revolving line of credit for working capital and a $78,000 residential mortgage. The borrowers and their related companies have been involved in real estate development since 1974, and have developed residential communities, and medical and professional office space. The entire relationship is secured by a combination of real estate and marketable securities.

The fifth largest relationship of $5,084,000 is located in our central market area and is involved in construction and ownership of a 60 room hotel.  Loans consist of mortgages on the commercial real estate and perfected interest in all business assets.

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

Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	June 30,	December 31,
	2011	2010
Commercial, financial and agricultural:
Commercial secured by real estate	$234,531	$227,147
Commercial - other	23,860	29,693
Tax exempt - real estate and other	18,419	12,450
Real estate (primarily residential mortgage loans)	128,608	131,981
Consumer loans	8,359	8,781
Total Gross Loans	$413,777	$410,052
Less: Unearned income and unamortized loan fees net of costs	227	401
Total Loans, net of unearned income	$413,550	$409,651

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of June 30, 2011 the allowance for loan loss was $5,760,000 as compared to $5,701,000 as of December 31, 2010. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any that might be incurred in the future.

The Analysis of Allowance for Loan Losses table contains an analysis of our Allowance for Loan Losses indicating charge-offs and recoveries by the year and annual additional provisions charged to operations.  In the second quarter of 2011, net charge-offs as a percentage of average loans were 0.26%, as compared to 0.9% in the second quarter of 2010.  Net charge-offs amounted to $541,000 and $388,000 for the first six months of 2011 and 2010, respectively.  Commercial loan charge-offs for second quarter 2011 resulted from $315,000 for 2 commercial-other loans related to working capital lines of credit. Net charge-offs in 2010 relates primarily to increased losses of commercial loans secured by real estate. The largest relationship, representing 45.7% of net charge-offs in 2010, is located in the eastern portion of our market area and was directly related to the housing industry. The downturn in the economy resulted in a drastic reduction in the number of housing starts in that region. The second largest loan relationship, representing 17.8%, of net charge-offs in 2010 was related to residential investment real estate which was also negatively affected with the downturn in the economy resulting in increased vacancy rates. The resulting charge-offs versus the specific allocations for these two relationships required an additional provision in the third quarter of 2010.

For the second quarter of 2011, the provision for loan losses was $300,000 as compared to $400,000 for 2010. In the second quarter of 2011, $3,012,000 of the reserve was related to commercial real estate loans, while $1,497,000 was related to residential real estate loans.  The Corporation determined that the reserve for loan losses as of June 30, 2011 was sufficient to adequately fund the reserve to account for probable future losses in the loan portfolio.  At December 31, 2010, $2,033,000 of the reserve was related to commercial and real estate loans.  Net charge-offs of commercial and real estate loans in 2010 were $2,115,000 and this impacted the historical loss component factor for the allowance for loan loss valuation.  The remaining provision of $542,000 was affected by the current year net charge-offs of $81,000 as well as an increase of the economic component factor of the allowance for loan loss valuation.  The Corporation determined that the provision for loan losses made during 2010 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2010.

Analysis of Allowance for Loan Losses

(Amounts in thousands)
	June 30,	December 31,	June 30,
	2011	2010	2010
Balance at beginning of period	$5,701	$5,322	$5,322
Charge-offs:
Commercial, financial, and agricultural	443	389	240
Real estate	101	1,778	103
Consumer	47	95	55
	591	2,262	398
Recoveries:
Commercial, financial, and agricultural	13	39	1
Real estate	32	13	1
Consumer	5	14	8
	50	66	10

Net charge-offs	541	2,196	388
Additions charged to operations	600	2,575	600
Allowance purchased	—	—	—
Balance at end of period	$5,760	$5,701	$5,534

Ratio of net charge-offs during the period to average loans outstanding during the period	0.26%	0.50%	0.09%
Allowance for loan losses to average loans outstanding during the period	1.39%	1.39%	1.35%

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

The loan review process, which is conducted quarterly, is an integral part of our evaluation of the loan portfolio. A detailed quarterly analysis to determine the adequacy of the Corporation’s allowance for loan losses is reviewed by our Board of Directors.

With our manageable level of net charge-offs and the additions to the reserve from our provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.39% at June 30, 2011, 1.39% at December 31, 2010 and 1.35% at June 30, 2010.

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

Allocation of Allowance for Loan Losses

(Amounts in thousands)	June 30,			December 31,
	2011			2010
Commercial, financial, and agricultural	$407	8.0	%*	$565	11.4	%*
Real estate - mortgage	4,509	88.7	%*	4,270	86.1	%*
Consumer and other loans	166	3.3	%*	123	2.5	%*
Unallocated	678	N/A	*	743	N/A	*
	$5,760	100.0	%*	$5,701	100.0	%*

*Percentage of loans in each category to total loans in the Allowance for Loan Loss Analysis.

NON-PERFORMING ASSETS

The Non-Performing Assets table on page 38 details the Corporation’s non-performing assets as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Restructured loans are loans where the borrower has been granted a concession in the interest rate or payment amount because of financial problems. Foreclosed assets held for sale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

The total of non-performing assets decreased $452,000 to $5,122,000 in the second quarter of 2011 after increasing to $5,425,000 as of December 31, 2010.  The economy, in particular increased unemployment and the downturn of the housing industry, had a direct effect of increasing our non-performing assets at December 31, 2010.  The Corporation is closely monitoring its commercial real estate portfolio because of the current economic environment.  In particular, vacancy rates are rising and rents and property values in some markets have fallen.  Losses on commercial real estate, which increased in 2010, are projected to continue somewhat higher than normal into 2011.  Impaired loans decreased to $4,028,000 in the second quarter of 2011, after increasing to $4,276,000 in 2010 from $2,948,000 in 2009.  Foreclosed assets decreased to $1,094,000 in the second quarter of 2011 from $1,149,000 in 2010.  Loans past-due 90 days or more and still accruing were $0 for the second quarter of 2011 and 2010. Non-performing assets to period end loans and foreclosed assets was 1.4% in the second quarter of 2011 and 1.3% in 2010. Total non-performing assets to total assets is 0.6% and 0.7% at June 30, 2011 and December 31, 2010, respectively.  Our allowance for loan losses to total non-performing assets were 112.4% at June 30, 2011 and 105.1% at June 30, 2011 and December 31, 2010.  Additional detail can be found on page 38, Non-Performing Assets Table and page 24 in the Financing Receivables on non-accrual status table.  Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, and a full-time workout specialist to manage collection efforts.

Impaired loans decreased to $4,028,000 at June 30, 2011 from $4,276,000 at December 31, 2010.  Three relationships in 2011 carried aggregate balances of $500,000 or greater. The largest relationship is represented by two loans carrying a balance of $612,000 secured by leasehold mortgages. The June 30, 2011 valuation carried a net realizable value of $522,000, after an estimated 10% cost to sell, resulting in a specific allocation of $108,000, which was increased from $49,000 at December 31, 2010.  The next largest relationship is represented by three loans carrying a balance of $531,000 secured by two commercial real estate properties.  The June 30, 2011 valuations carried a net realizable value of $418,500, after an estimated 10% cost to sell, resulting in a specific allocation of $113,000 at June 30, 2011 compared to $141,000 at December 31, 2010. A portion of this relationship, $91,000, was charged-off during the quarter ended June 30, 2011. The next largest relationship is represented by three loans carrying a balance of $500,000 secured by residential real estate. The December 31, 2010 and June 30, 2011 valuations indicated a maximum sales price of $721,000 and a liquidation value of $556,000. The Corporation charged off  $70,000 prior to year end bringing the loan balances to $500,000 equaling the net realizable value after an estimated 10% cost to sell. Of the $4,028,000, $612,000 is located outside of our primary market area. None of the impaired loans were participation loans.

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

Improving loan quality is a priority, and we actively work with borrowers to resolve credit problems and we continue our close monitoring efforts in 2011. As of June 30, 2011, the Corporation did not have any troubled debt restructurings in its loan portfolio. Excluding the assets disclosed in the Non-Performing Assets Table, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

Interest income received on non-performing loans in 2011 and 2010 was $0 and $87,000, respectively. Interest income, which would have been recorded on these loans under the original terms in 2011 and 2010 was $442,000 and $412,000, respectively. At June 30, 2011 and December 31, 2010, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of June 30, 2011 and December 31, 2010 and 2009, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets

(Amounts in thousands)
	June 30,	December 31,
	2011	2010
Non-performing assets
Impaired loans	$4,028	$4,276
Foreclosed assets held for resale	1,094	1,149
Loans past-due 90 days or more and still accruing interest	—	—
Total non-performing assets	$5,122	$5,425

Impaired loans
Non-performing loans	$4,028	$4,276
Allocated allowance for loan losses	(513)	(605)
Net investment in impaired loans	$3,515	$3,671

Impaired loans with a valuation allowance	$2,616	$2,553
Impaired loans without a valuation allowance	1,412	1,723
Total impaired loans	$4,028	$4,276

Valuation allowance related to impaired loans	$513	$605

Valuation allowance as a percent of impaired loans	12.7%	14.2%
Impaired loans to loans net of unearned discount	1.0%	1.0%
Non-performing assets to period-end loans and foreclosed assets	1.2%	1.3%
Total non-performing assets to total assets	0.6%	0.7%
Allowance for loan losses to impaired loans	143.0%	133.3%
Allowance for loan losses to total non-performing assets	112.4%	105.1%

Real estate mortgages comprise 88.1% of the loan portfolio as of June 30, 2011, as compared to 89.2% as of December 31, 2010. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our marketing area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately each three to five years and are also concentrated in our marketing area. The Corporation’s loss exposure on its non-performing loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

As indicated previously, total deposits decreased by $3,795,000 as non-interest bearing deposits decreased by $563,000 and interest bearing deposits decreased by $3,232,000 as of June 30, 2011, from year-end 2010.  Total short-term and long-term borrowings increased $7,123,000 as of June 30, 2011 to $94,500,000, as compared to $87,377,000 in total borrowings as of year-end 2010.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out.  Also, accumulated other comprehensive income or loss derived from unrealized gains or losses on investment securities available-for-sale can have a positive or negative impact on capital.

At June 30, 2011, total stockholders’ equity was $84,347,000, an increase of $5,287,000 or 6.7% over December 31, 2010. During the six month period ended June 30, 2011, the Corporation retained earnings in excess of dividends in the amount of $2,426,000. Also, the accumulated other comprehensive income from unrealized gains in the available-for-sale investment portfolio was $1,215,000, an increase of $2,848,000 from a loss as of December 31, 2010.

The Corporation had 242,725 shares of common stock as treasury stock as of June 30, 2011 compared to 243,540 on December 31, 2010. This had the effect of decreasing our Stockholders’ Equity by $6,075,000 on June 30, 2011 and by $6,103,000 on December 31, 2010.

Total stockholders’ equity was $84,347,000 as of June 30, 2011 and $79,060,000 as of December 31, 2010. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2011, our leverage ratio was 7.87% compared to 7.44% as of December 31, 2010. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2011, were 11.60% and 12.67%, respectively. The same ratios as of December 31, 2010s were 10.85% and 11.87%, respectively.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative market risks since December 31, 2010.  The composition of rate sensitive assets and rate sensitive liabilities as of June 30, 2011 is very similar to December 31, 2010.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 — April 30, 2011	—	—	—	112,098

May 1 — May 31, 2011	—	—	—	112,098

June 1 — June 30, 2011	—	—	—	112,098

Total	—	—	—	112,098

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

The Company made no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006).

3ii	By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Report on Form 8-K dated January 9, 2007).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

FIRST KEYSTONE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST KEYSTONE CORPORATION
Registrant

August 5, 2011	/s/ Matthew P. Prosseda
Matthew P. Prosseda
Chief Executive Officer
(Principal Executive Officer)

August 5, 2011	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006).

3ii	By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.