Form 10-Q
period 2011-09-30
FIRST KEYSTONE CORP
filed 2011-11-09
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 5,445,042 shares as of November 4, 2011.

PART I. - FINANCIAL INFORMATION

ITEM.  1  Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)	September	December
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$7,040	$4,346
Interest-bearing deposits in other banks	10,958	4,559
Federal funds sold	3,000	3,000
Total cash and cash equivalents	$20,998	$11,905
Investment securities available-for-sale	328,827	303,902
Investment securities held-to-maturity estimated fair value of $3,297 in 2011 and $6,191 in 2010	3,241	6,266
Restricted securities at cost - available-for-sale	5,460	6,363
Loans, net of unearned income	410,381	409,651
Allowance for loan losses	(5,474)	(5,701)
Net loans	$404,907	$403,950
Premises and equipment, net	12,191	11,842
Accrued interest receivable	4,274	4,589
Cash surrender value of bank owned life insurance	18,958	18,388
Investment in limited partnerships	1,513	1,600
Goodwill	19,133	19,133
Core deposit intangible	1,023	1,240
Prepaid FDIC insurance	1,485	2,005
Foreclosed assets held for resale	1,000	1,149
Deferred income taxes	0	2,742
Other assets	1,745	1,527
TOTAL ASSETS	$824,755	$796,601

LIABILITIES
Deposits:
Non-interest bearing	$79,192	$69,080
Interest bearing	554,615	557,815
TOTAL DEPOSITS	633,807	626,895
Short-term borrowings	22,349	20,977
Long-term borrowings	69,355	66,400
Accrued interest and other expenses	2,944	2,976
Deferred income taxes	2,078	0
Other liabilities	2,226	293
TOTAL LIABILITIES	$732,759	$717,541

STOCKHOLDERS’ EQUITY
Common stock, par value $2.00 per share	11,375	11,375
Surplus	30,161	30,175
Retained earnings	49,042	45,246
Accumulated other comprehensive income (loss)	7,493	(1,633)
Less treasury stock, at cost, 242,725 shares in 2011 and 243,540 shares in 2010	(6,075)	(6,103)

TOTAL STOCKHOLDERS’ EQUITY	$91,996	$79,060
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$824,755	$796,601

See Accompanying Notes to Consolidated Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

(Amounts in thousands except per share data)
	2011	2010
INTEREST INCOME
Interest and fees on loans	$5,848	6,205
Interest and dividend income on investment securities	3,388	3,371
Deposits in banks	0	9
Interest on federal funds sold	1	0
Total interest income	$9,237	$9,585

INTEREST EXPENSE
Deposits	$1,657	$2,208
Short-term borrowings	36	61
Long-term borrowings	647	823
Total interest expense	$2,340	$3,092

Net interest income	$6,897	$6,493
Provision for loan losses	500	1,075
Net interest income after provision for loan losses	$6,397	$5,418

NON-INTEREST INCOME
Trust department	$153	$153
Service charges and fees	335	372
Bank owned life insurance income	187	193
ATM fees and debit card income	238	204
Gain on sale of loans	117	336
Investment securities gains (losses) - net	218	(11)
Recovery on loss due to defalcation	0	800
Other	95	26
Total non-interest income	$1,343	$2,073

NON-INTEREST EXPENSE
Salaries and employee benefits	$2,394	$2,281
Occupancy, net	335	291
Furniture and equipment	120	108
Computer expenses	268	200
Professional services	197	315
State shares tax	227	177
FDIC Insurance	127	213
ATM and debit card fees	98	86
Other	665	617
Total non-interest expenses	$4,431	$4,288

Income before income taxes	$3,309	$3,203
Income tax expense	632	713
Net Income	$2,677	$2,490

PER SHARE DATA
Net Income Per Share:
Basic	$.49	$.45
Diluted	.49	.45
Cash dividends per share	.24	.23
See Accompanying Notes to Consolidated Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

(Amounts in thousands except per share data)
	2011	2010
INTEREST INCOME
Interest and fees on loans	$17,572	$18,290
Interest and dividend income on investment securities	10,338	10,235
Deposits in banks	3	21
Interest on federal funds sold	1	0
Total interest income	$27,914	$28,546

INTEREST EXPENSE
Deposits	$5,263	$6,991
Short-term borrowings	129	169
Long-term borrowings	1,927	2,725
Total interest expense	$7,319	$9,885

Net interest income	$20,595	$18,661
Provision for loan losses	1,100	1,675
Net interest income after provision for loan losses	$19,495	$16,986

NON-INTEREST INCOME
Trust department	$440	$500
Service charges and fees	983	1,140
Bank owned life insurance income	569	573
ATM fees and debit card income	678	597
Gain on sale of loans	211	532
Investment securities gains (losses) - net	143	198
Recovery on loss due to defalcation	0	800
Other	341	224
Total non-interest income	$3,365	$4,564

NON-INTEREST EXPENSE
Salaries and employee benefits	$7,027	$6,719
Occupancy, net	1,015	983
Furniture and equipment	328	363
Computer expenses	745	638
Professional services	523	665
State shares tax	548	531
FDIC Insurance	564	634
ATM and debit card fees	279	261
Other	2,178	1,893
Total non-interest expenses	$13,207	$12,687

Income before income taxes	$9,653	$8,863
Income tax expense	1,937	1,873
Net Income	$7,716	$6,990

PER SHARE DATA
Net Income Per Share:
Basic	$1.42	$1.28
Diluted	1.42	1.28
Cash dividends per share	.72	.69
See Accompanying Notes to Consolidated Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(Amounts in thousands, except per share data)
					Accumulated
					Other
	Common		Comprehensive	Retained	Comprehensive	Treasury
	Stock	Surplus	Income	Earnings	(Loss)	Stock	Total
Balance at December 31, 2009	$11,375	$30,269		$41,346	$(2,583)	$(6,240)	$74,167
Comprehensive Income:
Net Income			$6,990	6,990			6,990
Change in net unrealized gain (loss) on investment securities available-for- sale, net of reclassification adjustment and tax effects			9,282		9,282		9,282
Total comprehensive income			$16,272
Issuance of 4,051 shares of treasury stock upon exercise of employee stock options		(94)				136	42
Cash dividends - $.69 per share				(3,754)			(3,754)

Balance at September 30, 2010	$11,375	$30,175		$44,582	$6,699	$(6,104)	$86,727

Balance at December 31, 2010	$11,375	$30,175		$45,246	$(1,633)	$(6,103)	$79,060
Comprehensive Income:
Net Income			$7,716	7,716			7,716
Change in unrealized gain (loss) on investment securities available-for sale, net of reclassification adjustment and tax effects			9,126		9,126		9,126
Total Comprehensive income			$16,842
Issuance of 815 shares of treasury stock upon exercise of employee stock options		(14)				28	14
Cash dividends - $.72 per share				(3,920)			(3,920)

Balance at September 30, 2011	$11,375	$30,161		$49,042	$7,493	$(6,075)	$91,996

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
(Amounts in thousands)
	2011	2010
OPERATING ACTIVITIES
Net income	$7,716	$6,990
Adjustments to reconcile net income to net cash provided by operating activities:
Provision or loan losses	1,100	1,675
Provision for depreciation and amortization	721	742
Premium amortization on investment securities	760	531
Core deposit amortization	217	214
Discount accretion on investment securities	(860)	(1,025)
Gain on sale of mortgage loans	(211)	(532)
Proceeds from sale of mortgage loans for resale	14,270	15,860
Originations of mortgage loans for resale	(12,756)	(11,635)
Loss (gain) on sale and valuation adjustments on foreclosed assets held for sale	137	(20)
Gain on sales of investment securities	(143)	(198)
Deferred income tax provision	141	73
Decrease (increase) in interest receivable and other assets	97	(1,072)
Decrease in prepaid FDIC insurance	520	564
Increase in cash surrender value of bank owned life insurance	(569)	(573)
Increase/(decrease) in interest payable, accrued expenses and other liabilities	(292)	47
NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,848	$11,641

INVESTING ACTIVITIES
Purchase of investment securities	$(87,501)	$(57,994)
Proceeds from sales of investment securities available for sale	53,564	18,216
Proceeds from maturities and redemptions of investment securities available for sale	26,229	14,297
Proceeds from the redemption of restricted securities	903	0
Proceeds from maturities and redemption of investment securities held to maturity	2,048	2,733
Net (decrease) in loans	(3,632)	(12,715)
Purchase of premises and equipment	(1,047)	(1,160)
Proceeds from sale of foreclosed assets	348	200
Purchase of investment in real estate venture	0	(1,084)
NET CASH (USED IN) INVESTING ACTIVITIES	$(9,088)	$(37,507)

FINANCING ACTIVITIES
Net increase in deposits	$6,912	$47,032
Net increase in short-term borrowings	1,372	5,562
Proceeds from long-term borrowings	5,000	7,000
Repayment of long-term borrowings	(2,045)	(16,541)
Proceeds from issuance of treasury stock under stock option plan	14	42
Cash dividends	(3,920)	(3,754)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$7,333	$39,341

INCREASE IN CASH AND CASH EQUIVALENTS	$9,093	$13,475
CASH AND CASH EQUIVALENTS, BEGINNING	11,905	11,426
CASH AND CASH EQUIVALENTS, ENDING	$20,998	$24,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for
Interest	$7,484	$10,144
Income taxes	1,572	1,436
Loans transferred to foreclosed assets held for resale	336	821
Investment securities purchased - $2,192 less settlement obligation $2,192 in 2011	0	0
See Accompanying Notes to Consolidated Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”), Atlantic Central Bankers Bank (“ACBB”) and Federal Reserve Bank and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB, the Federal Reserve Bank or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At September 30, 2011, the Corporation held $5,425,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2010, the Corporation held $6,328,000 in stock of the FHLB-Pittsburgh, and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at September 30, 2011 and December 31, 2010.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. At the present time, select loans are not aggregated for collective impairment evaluation, as such; all loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Investments in Real Estate Ventures

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $187,000 in 2011 and $187,000 in 2010, and the amortization of the investments in the limited partnerships were $88,000 and $120,000 for the nine months ended September 30, 2011 and 2010, respectively.  The carrying value of the investments as of September 30, 2011 and December 31, 2010 were $1,513,000 and $1,600,000, respectively.  During 2010, the Bank purchased an interest in a low income housing partnership in the amount of $1,084,000.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At September 30, 2011 and 2010 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At September 30, 2011 and December 31, 2010, the Corporation does not have any amounts accrued for interest and/or penalties.

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2010, and has determined there was no impairment as of that date or as of September 30, 2011. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired.  The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party.  Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party.  The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing.  The Corporation has tested the core deposit intangible included in its consolidated balance sheet at December 31, 2010 and has determined there was no impairment as of that date or as of September 30, 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock Based Compensation

The Corporation sponsored a stock option plan which expired on April 21, 2008. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. There were 20,245 outstanding options that may be exercised as of September 30, 2011.

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

FASB ASC 860 - In September 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and servicing (Statement No. 166 — Accounting for Transfers of Financial Assets — and amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new guidance became effective for the Corporation on January 1, 2010. The implementation of this new guidance did not have a material impact on the Corporation=s consolidated financial statements.

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

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine months ended September 30, 2011 and 2010, was approximately $201,000 and $172,000, respectively.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentation used in the 2011 consolidated financial statements. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2  —  INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at September 30, 2011 and December 31, 2010:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$69,248	$3,165	$(15)	$72,398
Other	13,208	109	(25)	13,292
Obligations of state and political subdivisions	176,011	11,052	(2,362)	184,701
Corporate securities	57,294	470	(928)	56,836
Marketable equity securities	1,725	203	(328)	1,600
Restricted equity securities	5,460	—	—	5,460
Total	$322,946	$14,999	$(3,658)	$334,287

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$128	$4	$0	$132
Other	2,016	41	0	2,057
Obligations of state and political subdivisions	1,097	11	0	1,108
Total	$3,241	$56	$0	$3,297

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$43,673	$1,250	$(146)	$44,777
Other	7,079	47	(30)	7,096
Obligations of state and political subdivisions	182,181	2,617	(7,546)	177,252
Corporate securities	71,708	1,497	(253)	72,952
Marketable equity securities	1,725	256	(156)	1,825
Restricted equity securities	6,363	0	0	6,363
Total	$312,729	$5,667	$(8,131)	$310,265

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$142	$3	$0	$145
Other	5,027	19	(81)	4,965
Obligations of state and political subdivisions	1,097	0	(16)	1,081
Total	$6,266	$22	$(97)	$6,191

Securities Available-for-Sale with an aggregate fair value of $180,993,000 at September 30, 2011 and $186,735,000 at December 31, 2010; and securities Held-to-Maturity with an aggregate book value of $2,774,000 at September 30, 2011 and $5,799,000 at December 31, 2010, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $113,470,000 at September 30, 2011 and $109,283,000 at December 31, 2010.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at September 30, 2011 and December 31, 2010. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)

September 30, 2011
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations1	Subdivisions2	Securities3	Securities3	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$1,018	$—	$—	$—	$14,268
Estimated fair value	1,023	—	—	—	14,502
Weighted average yield	1.05%	—	—	—	3.81%
1 - 5 Years:
Amortized cost	10,195	2,929	—	—	42,025
Estimated fair value	10,228	3,084	—	—	41,411
Weighted average yield	.99%	4.53%	—	—	2.77%
5 - 10 Years:
Amortized cost	12,138	11,699	—	—	1,000
Estimated fair value	12,600	13,037	—	—	923
Weighted average yield	3.35%	5.33%	—	—	3.10%
After 10
Amortized cost	59,106	161,383	1,725	5,460	—
Estimated fair value	61,839	168,580	1,600	5,460	—
Weighted average yield	3.89%	6.23%	3.33%	—	—
Total:
Amortized cost	$82,457	$176,011	$1,725	$5,460	$57,293
Estimated fair value	85,690	184,701	1,600	5,460	56,836
Weighted average yield	3.42%	6.14%	3.33%	—	3.04%

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

(Amounts in thousands)

September 30, 2011
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations1	Subdivisions2	Securities3	Securities3	Securities
Held-To-Maturity:
Within 1 Year:
Amortized cost	$—	$630	$—	$—	$—
Estimated fair value	—	630	—	—	—
Weighted average yield	—	—	—	—	—
1 - 5 Years:
Amortized cost	2,016	—	—	—	—
Estimated fair value	2,057	—	—	—	—
Weighted average yield	1.31%	—	—	—	—
5 - 10 Years:
Amortized cost	128	—	—	—	—
Estimated fair value	132	—	—	—	—
Weighted average yield	2.56%	—	—	—	—
After 10 Years:
Amortized cost	—	467	—	—	—
Estimated fair value	—	478	—	—	—
Weighted average yield	—	7.04%	—	—	—
Total:
Amortized cost	$2,144	$1,097	$—	$—	$—
Estimated fair value	2,189	1,108	—	—	—
Weighted average yield	1.38%	3.00%	—	—	—

1 Mortgage-backed securities are allocated for maturity reporting at their original maturity date.
2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.
3Marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the after ten year category.

(Amounts in thousands)

December 31, 2010
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations1	Subdivisions2	Securities3	Securities3	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$—	$—	$—	$—	$10,746
Estimated fair value	—	—	—	—	10,843
Weighted average yield	—	—	—	—	4.32%
1 - 5 Years:
Amortized cost	4,056	452	—	—	57,902
Estimated fair value	4,064	467	—	—	59,069
Weighted average yield	1.25%	5.78%	—	—	3.22%
5 - 10 Years:
Amortized cost	10,682	1,734	—	—	3,060
Estimated fair value	11,149	1,823	—	—	3,040
Weighted average yield	4.08%	6.05%	—	—	3.19%
After 10
Amortized cost	36,014	179,995	1,725	6,363	—
Estimated fair value	36,660	174,962	1,825	6,363	—
Weighted average yield	4.03%	6.14%	2.54%	.95%	—
Total:
Amortized cost	$50,752	$182,181	$1,725	$6,363	$71,708
Estimated fair value	51,873	177,252	1,825	6,363	72,952
Weighted average yield	3.82%	6.14%	2.54%	.95%	3.38%

1 Mortgage-backed securities are allocated for maturity reporting at their original maturity date.
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

1 Mortgage-backed securities are allocated for maturity reporting at their original maturity date.
2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.
3Marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the after ten year category.

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at September 30, 2011. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poors or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from sale of investments in Available-for-Sale debt and equity securities during the third quarter of 2011 and 2010 were $9,721,000 and $0, respectively. Gross gains realized on these sales were $407,000 and $0, respectively. Gross losses on these sales were $188,000 and $0, respectively. There were no impairment losses in 2011 and 2010.

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

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Securities with an unrealized loss that were determined to be other-than-temporary were written down to fair value, with the write-down recorded as a realized loss included in security (losses) gains. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation=s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporary impaired at September 30, 2011.

In accordance with disclosures required by FASB ASC 320-10-50 Investments-Debt and Equity Securities Disclosures (EITF No. 03-1), the summary below shows the gross unrealized losses and fair value of the Bank’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or more than 12 months as of September 30, 2011 and December 31, 2010:

September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$6,108	$25	$—	$—	$6,108	$25
Federal Agency Backed Securities	5,200	15	—	—	5,200	15
Municipal Bonds	4,191	24	10,914	2,338	15,105	2,362
Corporate Securities	28,101	891	463	37	28,564	928
Equities	389	69	501	259	890	328
	$43,989	$1,024	$11,878	$2,634	$55,867	$3,658

December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$7,925	$111	$—	$—	$7,925	$111
Federal Agency Backed Securities	4,859	146	—	—	4,859	146
Municipal Bonds	90,995	3,239	13,160	4,323	104,155	7,562
Corporate Securities	18,414	253	—	—	18,414	253
Equities	98	27	645	129	743	156
	$122,291	$3,776	$13,805	$4,452	$136,096	$8,228

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Corporation) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of stocks in other bank holding companies.  The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation=s carrying value at any measurement date. Management does not believe any of their 71 securities in an unrealized position as of September 30, 2011 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Securities with an unrealized loss that are determined to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss included in securities gains (losses).

NOTE 3  —   LOANS

Major classifications of loans at September 30, 2011 and December 31, 2010 consisted of:

(Amounts in thousands)
	September 30,	December 31,
	2011	2010
Commercial, Financial, and Agricultural	$21,786	$29,693
Tax-exempt	19,346	12,450
Real estate mortgages - Held-for-sale	3,646	4,950
Real estate mortgages - Consumer	122,904	127,031
Real estate mortgages - Commercial	235,186	227,147
Consumer	7,688	8,781
Gross loans	$410,556	$410,052
Add (deduct): Unearned discount	(453)	(675)
Net deferred loan fees and costs	278	274
Loans, net of unearned income	$410,381	$409,651

Activity in the allowance for loan losses for the quarter ended September 30, 2011 and the year ended December 31, 2010:

(Amounts in thousands)
	September 30,	December 31,
	2011	2010
Balance, January 1	$5,701	$5,322
Provision charged to operations	1,100	2,575
Loans charged off	(1,392)	(2,262)
Recoveries	65	66
Current period and year-end balance	$5,474	$5,701

The credit quality indicators by loan segment are summarized below at September 30, 2011 and December 31, 2010:

	Commercial &		Commercial Real Estate
	Industrial		Construction
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
Grade:
1-6 Pass	$39,662	$37,991	$5,763	$5,111
7 Special Mention	557	1,330	—	—
8 Substandard	913	991	—	433
9 Doubtful	—	227	—	—
Add (deduct): Unearned discount	—	—	—	—
Net deferred loan fees & costs	91	74	(9)	(13)
Loans, net of unearned income	$41,223	$40,613	$5,754	$5,531

	Commercial Real Estate		Residential Real Estate
	Other		Including Home Equity
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
Grade:
1-6 Pass	$216,642	$205,941	$125,383	$130,477
7 Special Mention	4,551	8,308	—	191
8 Substandard	8,230	8,958	1,167	1,313
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount	—	—	—	—
Net deferred loan fees & costs	23	35	93	82
Loans, net of unearned income	$229,446	$223,242	$126,643	$132,063

	Consumer Loans
	September 30,	December 31,
	2011	2010
Grade:
1-6 Pass	$7,661	$8,781
7 Special Mention	—	—
8 Substandard	27	—
9 Doubtful	—	—
Add (deduct): Unearned discount	(453)	(675)
Net deferred loan fees & costs	80	96
Loans, net of unearned income	$7,315	$8,202

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

The reduction in Special Mention Commercial Real Estate Other was due to upgrades of 5 relationships.  Commercial Real Estate Other rated Substandard remained relatively level from December 31, 2010 to September 30, 2011.

The reduction in Special Mention Residential Real Estate was due entirely to the upgrade of one relationship.

Consumer loans had a downgrade of 1 relationship from Pass to Substandard.

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

The activity in the allowance for loan losses, by loan segment, is summarized below for the periods indicated.

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Nine months ended September 30, 2011:
Allowance for Credit Losses:
Beginning balance	$565	$2,769	$123	$1,501	$743	$5,701
Charge-offs	(483)	(712)	(71)	(126)	—	(1,392)
Recoveries	23	31	10	1	—	65
Provision	342	726	89	88	(145)	1,100
Ending Balance	$447	$2,814	$151	$1,464	$598	$5,474
Ending balance: individually evaluated for impairment	—	372	—	38	—	410
Ending balance: collectively evaluated for impairment	$447	$2,442	$151	$1,426	$598	$5,064

Financing Receivables:
Ending Balance	$41,223	$235,200	$7,315	$126,643	$—	$410,381
Ending balance: individually evaluated for impairment	43	3,747	—	852	—	4,642
Ending balance: collectively evaluated for impairment	$41,180	$231,453	$7,315	$125,791	$—	$405,739

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Year ended December 31, 2010:
Allowance for Credit Losses:
Beginning balance	$970	$2,213	$99	$1,734	$306	$5,322
Charge-offs	(389)	(1,585)	(95)	(193)	—	(2,262)
Recoveries	38	13	14	1	—	66
Provision	(54)	2,128	105	(41)	437	2,575
Ending Balance	$565	$2,769	$123	$1,501	$743	$5,701
Ending balance: individually evaluated for impairment	296	309	—	C	—	605
Ending balance: collectively evaluated for impairment	$269	$2,460	$123	$1,501	$743	$5,096

Financing Receivables:
Ending Balance	$20,969	$199,878	$7,357	$181,447	$—	$409,651
Ending balance: individually evaluated for impairment	381	3,108	—	787	—	4,276
Ending balance: collectively evaluated for impairment	$20,588	$196,770	$7,357	$180,660	$—	$405,375

Impaired loans at September 30, 2011 and December 31, 2010 were $4,642,000 and $4,276,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)
	September 30,	December 31,
	2011	2010
Gross interest due under terms	$536	$316
Amount included in income	(62)	(63)
Interest income not recognized	$474	$253

The Corporation’s impaired loans are summarized below for the periods ended September 30, 2011 and December 31, 2010.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
September 30, 2011:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$43	$187	$—	$253	$—
Commercial real estate	1,779	2,402	—	2,513	62
Residential	584	654	—	657	—

With an allowance recorded:
Commercial	—	—	—	—	—
Commercial real estate	1,968	2,236	372	2,272	—
Residential	268	268	38	269	—
Total	$4,642	$5,747	$410	$5,964	$62

Total consists of:
Commercial	$43	$187	$—	$253	$—

Commercial real estate	$3,747	$4,638	$372	$4,785	$62

Residential	$852	$922	$38	$926	$—

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$29	$29	$—	$29	$—
Commercial real estate	907	942	—	937	14
Residential	787	866	—	785	19

With an allowance recorded:
Commercial	352	352	296	356	7
Commercial real estate	2,201	2,641	309	2,398	23
Residential	—	—	—	—	—
Total	$4,276	$4,830	$605	$4,505	$63

Total consists of:
Commercial	$381	$381	$296	$385	$7

Commercial real estate	$3,108	$3,583	$309	$3,335	$37

Residential	$787	$866	$—	$785	$19

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan. The average recorded investment is calculated on the daily loan balance during the period of impairment.

Financing receivables on non-accrual status and foreclosed assets as of September 30, 2011 and December 31, 2010 were as follows:

(Amounts in thousands)	September 30,	December 31,
	2011	2010
Commercial – Real Estate	$3,747	$3,108
Commercial - other	43	381
Residential	852	787
Consumer	—	—
Total impaired/non-accruing loans	$4,642	$4,276
Restructured loans	—	—
Total impaired loans	$4,642	$4,276
Loans past-due 90 days or more and still accruing	28	—
Foreclosed assets	1,000	1,149
Total non-performing assets	$5,670	$5,425

At September 30, 2011 and December 31, 2010, the recorded investment in impaired loans as defined by FASB ASC 310-10-35 Receivables Subsequent Measurements was $4,642,000 and $4,276,000 and the impaired loans allowances were $410,000 and $605,000, respectively at September 30, 2011 and December 31, 2010. The average recorded balance in impaired loans during the quarter ended September 30, 2011 and the year ended December 31, 2010 was approximately $5,964,000 and $4,505,000, respectively.

The following tables present the aging of past-due loans by class of loans at September 30, 2011:

(Amounts in thousands)						Total
	30-59 Days	60-89 Days	Greater Than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
September 30, 2011:
Commercial	$199	$79	$28	$306	$40,917	$41,223
Commercial real estate	3,297	483	—	3,780	231,420	235,200
Consumer	122	30	—	152	7,163	7,315
Residential	1,059	399	—	1,458	125,185	126,643
Total	$4,677	$991	$28	$5,696	$404,685	$410,381

(Amounts in thousands)						Total
	30-59 Days	60-89 Days	Greater Than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
December 31, 2010:
Commercial	$740	$102	$—	$842	$34,758	$35,600
Commercial real estate	999	2,149	—	3,148	230,638	233,786
Consumer	75	1	—	76	8,127	8,203
Residential	1,212	155	—	1,367	130,695	132,062
Total	$3,026	$2,407	$—	$5,433	$404,218	$409,651

Loans past-due 90 days or more and still accruing interest was $28 and $0 at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, there were no commitments to lend additional funds with respect to non-accrual and restructured loans.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At September 30, 2011 and December 31, 2010, there were no loans classified as troubled debt restructurings.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2011, and December 31, 2010, were as follows:

(amounts in thousands)	September 30,	December 31,
	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$62,222	$55,551
Financial standby letters of credit	$1,189	$805
Performance standby letters of credit	$4,614	$5,315

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour, and Monroe, Pennsylvania.  It is management’s opinion that the loan portfolio was well balanced and diversified at September 30, 2011, to the extent necessary to avoid any significant concentration of credit risk.  However, its debtors’ ability to honor their contracts may be influenced by the region’s economy.

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

At September 30, 2011 and December 31, 2010 investments measured at fair value on a recurring basis and the valuation methods used are as follows:

September 30, 2011	Level 1	Level 2	Level 3	Total
Available for Sale Securities
Obligations of US Government Agencies
Mortgaged-backed	$—	$72,398	$—	$72,398
Other	—	13,292	—	13,292
Obligations of state and political subdivisions	—	184,701	—	184,701
Corporate securities	—	56,836	—	56,836
Equity securities	1,600	—	—	1,600
Restricted equity securities	—	5,460	—	5,460
	$1,600	$332,687	$—	$334,287

December 31, 2010	Level 1	Level 2	Level 3	Total
Available for Sale Securities
Obligations of US Government Agencies
Mortgaged-backed	$—	$44,777	$—	$44,777
Other	—	7,096	—	7,096
Obligations of state and political subdivisions	—	177,252	—	177,252
Corporate securities	—	72,952	—	72,952
Equity securities	1,825	—	—	1,825
Restricted equity securities	—	6,363	—	6,363
	$1,825	$308,440	$—	$310,265

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

Deposits

Under FASB ASC 825-10-50, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts and Money Market Accounts is equal to the amount payable on demand at September 30, 2011 and December 31, 2010.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

September 30, 2011	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$4,642	$4,642
Foreclosed assets held for sale	—	—	1,000	1,000
Loans held for sale	—	—	3,646	3,646

December 31, 2010	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$4,276	$4,276
Foreclosed assets held for sale	—	—	1,149	1,149
Loans held for sale	—	—	4,950	4,950

There were no transfers amongst valuation levels September 30, 2011 and December 31, 2010. At September 30, 2011 and December 31, 2010, the carrying values and estimated fair values of financial instruments of the Corporation are presented in the table below:

(Amounts in thousands)	September 30,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$7,040	$7,040	$4,346	$4,346
Short-term investments	13,958	13,958	7,559	7,559
Investment securities - available for sale	334,287	334,287	310,265	310,265
Investment securities - held to maturity	3,241	3,297	6,266	6,191
Net loans	404,907	427,811	403,950	408,984
Accrued interest receivable	4,274	4,274	4,589	4,589
Cash surrender value of life insurance	18,958	18,958	18,388	18,388

FINANCIAL LIABILITIES:
Deposits	633,807	636,275	626,895	610,632
Short-term borrowings	22,349	22,349	20,977	20,977
Long-term borrowings	69,355	73,579	66,400	69,869
Accrued interest and other expenses	2,944	2,944	2,976	2,976

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit		62,222		55,551
Financial standby letters of credit		1,189		805
Performance standby letters of credit		4,614		5,315

NOTE8 —	MANAGEMENT’S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDED WITH FORM 10Q FILING

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

The results of operations for the nine-month period ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:

We have reviewed the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of
September 30, 2011, and the related consolidated statements of income for the three and nine month periods ended September 30, 2011 and 2010 and changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2011, and 2010.  These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

/s/ J.H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania
November 7, 2011

ITEM 2.	First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation as of September 30, 2011

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

RESULTS OF OPERATIONS

First Keystone Corporation realized earnings for the third quarter of 2011 of $2,677,000, an increase of $187,000, or 7.51% from the third quarter of 2010.  The increase in net income for 2011 was primarily the result of an increased net interest margin and an increase in net interest income of $404,000 from the third quarter of 2010.  On a per share basis, net income per share was $1.42 for the first nine months of 2011 up from $1.28 for the first nine months of 2010, an increase of 10.9%.  Cash dividends increased to $.72 per share up from $.69 in the first half of 2010, an increase of 4.3%.

Year-to-date net income annualized as of September 30, 2011, amounts to a return on average common equity of 12.38%, a return on tangible equity of 16.07% and a return on assets of 1.26%.  For the nine months ended September 30, 2010, these measures were 11.63%, 15.62%, and 1.14%, respectively on an annualized basis.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense.  In the third quarter of 2011, interest income amounted to $9,237,000, a decrease of $348,000 or 3.6% from the third quarter of 2010, while interest expense amounted to $2,340,000 in the third quarter of 2011, a decrease of $752,000, or 24.3% from the third quarter of 2010.  As a result, net interest income increased $404,000 or 6.2% in the third quarter of 2011 to $6,897,000 from $6,493,000 in third quarter of 2010.

Our net interest margin for the quarter ended September 30, 2011 was 3.97% compared to 3.73% for the quarter ended September 30, 2010.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarter ended September 30, 2011, was $500,000, compared to $1,075,000 for the third quarter of 2010.  The decrease in the provision for loan losses resulted from our analysis of our current loan portfolio, including non performing loans. Net charge-offs amounted to $1,363,000 for the nine months ending September 30, 2011. For the nine months ended September 30, 2010, net charge-offs amounted to $1,781,000.  The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.33% as of September 30, 2011, as compared to 1.39% as of December 31, 2010 and 1.26% as of September 30, 2010.  See Allowance for Loan Losses on Page 35 for further discussion.

NON-INTEREST INCOME

Total non-interest income or other income was $1,343,000 for the quarter ended September 30, 2011, as compared to $2,073,000 for the quarter ended September 30, 2010, a decrease of $730,000, or 35.2%.  In the third quarter of 2010 the bank recorded income of $800,000 as a recovery on loss due to defalcation.  Adjusting for that one time income indicates that other non-interest income was $1,273,000.

Securities gains in the third quarter of 2011 were $218,000 versus a loss of $11,000 in the third quarter of 2010.  After adjusting for the one-time recovery on loss due to defalcation and the securities gains and losses, non-interest income from operations for the third quarter of 2011 was $1,125,000 versus $1,284,000 in 2010.  This is a reduction of $159,000 or 12.4%.  The main component of this decline was gains on sale of residential mortgage loans.  The reduction in gains on sale of loans from 2010 to 2011 was $219,000, which represented 93% of the decline.

NON-INTEREST EXPENSES

Total non-interest expenses, or other expenses, was $4,431,000 for the quarter ended September 30, 2011, as compared to $4,288,000 for the quarter ended September 30, 2010.  The increase of $143,000, or 3.3% is comprised of salary and benefits, increasing $113,000, occupancy, furniture and equipment and computer expense increasing $124,000. The increases reflect additional employees and benefit costs related to information technology security and greater regulatory compliance.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expenses.  Salaries and benefits amounted to $7,027,000, or 53.2% of total non-interest expense for the nine months ended September 30, 2011, as compared to 53.0% for the nine months ended September 30, 2010.  Net occupancy, furniture and equipment, and computer expense amounted to $2,088,000 for the nine months ended September 30, 2011, an increase of $104,000, or 5.2%.  Other non-interest expenses, including FDIC insurance, professional services and state shares tax amounted to $1,635,000 for the nine months ended September 30, 2011, a decrease of $195,000, or 10.7% from the first nine months of 2010.  Our non-interest expense for the nine months ended September 30, 2011 is approximately 2.15% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non-interest expense.

INCOME TAXES

Effective tax planning has helped produce favorable net income.  Income tax amounted to $1,937,000 for the nine months ended September 30, 2011, as compared to $1,873,000 for 2010, an increase of $64,000.  The effective total income tax rate was 20.1% and 21.1% for the nine months ended September 30, 2011 and 2010, respectively.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

Total assets increased to $824,755,000 as of September 30, 2011, an increase of $28,154,000 from year-end 2010.  Net loans decreased by just less than 1% as loan demand remains weak and borrowers are generally paying down debt.  An increase in deposits led to a similar size increase in the investment portfolio.

During the third quarter of 2011 the Corporation decreased short-term borrowings to $22,349,000 as of September 30, 2011, as compared to $23,130,000 as of June 30, 2011.  Long-term borrowings were $69,355,000 as of September 30, 2011, a decrease of $2,375,000 from the $71,730,000 reported June 30, 2011.

EARNING ASSETS

Our primary earning asset, loans, net of unearned income increased to $404,907,000 as of September 30, 2011, up $957,000 since year-end 2010.  The loan portfolio continues to be diversified.  Overall asset quality has remained consistent with non-performing assets increasing only slightly since year-end 2010.  Total non-performing assets were $5,670,000 as of September 30, 2011, an increase of $245,000, or 4.5% from the $5,425,000 reported in non-performing assets as of December 31, 2010.  Total allowance for loan losses to total non-performing loans was 117.9% as of September 30, 2011 and 133.3% at December 31, 2010.

Besides loans, another primary earning asset is our overall investment portfolio, which increased in size from
December 31, 2010, to September 30, 2011.  Held-to-maturity securities amounted to $3,241,000 as of September 30, 2011, a decrease of $3,025,000 from December 31, 2010.  Available-for-sale securities amounted to $334,287,000 as of September 30, 2011, an increase of $24,022,000 from year-end 2010.  Interest bearing deposits in other banks and federal funds sold increased as of September 30, 2011, to $13,958,000 from $7,559,000 at year-end 2010.

LOANS

Total loans, net of unearned income and the allowance for loan losses, increased to $404,907,000 as of September 30, 2011, as compared to a balance of $403,950,000 as of December 31, 2010.  The table on page 35 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans, net of unearned income and the allowance for loan losses, increased $957,000, or 0.2% as of September 30, 2011.

The economy and the resultant decline in loan demand account for the slow growth in loans in 2010 and continued into 2011.  Residential real estate loans declined from December 31, 2010 a total of $131,981,000 to $126,550,000 as of September 30, 2011.  The decline is attributed to the weak housing market, unstable employment and consumer’s reluctance to take on debt.  The Corporation did not change its underwriting standards in 2010 or 2011, rather opportunities to originate commercial and consumer loans declined because of the economy and the increased unemployment in our market area.

The loan portfolio is well diversified. The total commercial portfolio is $276,318,000 of which $235,186,000 or 85.1% of gross loans is secured by commercial real estate. The largest relationship is an $8,500,000 tax-free loan to a municipality founded in 1816 consisting of 35 square miles, which is located in the eastern region of our market area. According to the township it has experienced 17% growth in population over the past 9 years and future job growth is projected to be 29% over the next 10 years. The township is currently involved in a $70,000,000 sewer expansion project. Our loan is secured by project receivables and the full faith, credit and taxing power of the township.

The second largest relationship of $6,839,476 is comprised of loans to individuals and their related companies involved in the ownership and operation of gas stations, convenience stores, and truck stops located in northern, central, and eastern Pennsylvania. The borrowers are well experienced in the industry and have been operating various locations since 1988. The loans are secured by commercial real estate, and perfected security interest in all business assets.

The next largest relationship is a real estate holding LLC established in 2006, and its related medical service companies. The LLC was formed to construct and provide medical office space for a group of closely related medical entities and outside services and is located in the corporation’s immediate central market area. The relationship had outstanding loan balances of $6,702,555 at September 30, 2011, secured primarily by commercial real estate and perfected security interest in all business assets of the various related entities.  A small portion of the relationship is to an individual, $40,000, secured by vehicles, and a $277,000 residential mortgage secured by real estate.

The fourth largest commercial relationship is the net balance of $5,977,358, after participations sold of $3,365,000 and letters of credit of $2,331,000. This relationship is comprised of a $5,000,000 revolving line of credit and related $2,331,000 letters of credit to develop a Planned Residential Community in the eastern portion of our market area, several commercial investment properties totaling $3,921,000, a $450,000 revolving line of credit for working capital and a $78,000 residential mortgage. The borrowers and their related companies have been involved in real estate development since 1974, and have developed residential communities, and medical and professional office space. The entire relationship is secured by a combination of real estate and marketable securities.

The fifth largest relationship of $4,803,489 is located in our central market area and is involved in construction and ownership of a 60 room hotel.  Loans consist of mortgages on the commercial real estate and perfected interest in all business assets.

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

Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	September 30,	December 31,
	2011	2010
Commercial, financial and agricultural:
Commercial secured by real estate	$235,186	$227,147
Commercial - other	21,786	29,693
Tax exempt - real estate and other	19,346	12,450
Real estate (primarily residential mortgage loans)	126,550	131,981
Consumer loans	7,688	8,781
Total Gross Loans	$410,556	$410,052
Add (deduct): Unearned income	(453)	(675)
Unamortized loan fees net of costs	278	274
Total Loans, net of unearned income	$410,381	$409,651

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of September 30, 2011 the allowance for loan loss was $5,474,000 as compared to $5,701,000 as of December 31, 2010. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of our Allowance for Loan Losses indicating charge-offs and recoveries by the year and annual additional provisions charged to operations.  In the third quarter of 2011, net charge-offs as a percentage of average loans were 0.32%, as compared to 0.43% in the third quarter of 2010.  Net charge-offs amounted to $1,327,000 and $1,781,000 for the first nine months of 2011 and 2010, respectively.  Commercial loan charge-offs for third quarter 2011 resulted primarily from $711,000 for 2 commercial-real estate secured loans. Net charge-offs in 2010 relates primarily to increased losses of commercial loans secured by real estate. The largest relationship, representing 45.7% of net charge-offs in 2010, is located in the eastern portion of our market area and was directly related to the housing industry. The downturn in the economy resulted in a drastic reduction in the number of housing starts in that region. The second largest loan relationship, representing 17.8%, of net charge-offs in 2010 was related to residential investment real estate which was also negatively affected with the downturn in the economy resulting in increased vacancy rates. The resulting charge-offs versus the specific allocations for these two relationships required an additional provision in the third quarter of 2010.

For the first three quarters of 2011, the provision for loan losses was $1,100,000 as compared to $1,675,000 for the first three quarters of 2010.  As of September 30, 2011, the majority of the reserve was related to commercial real estate loans of $2,814,000 and residential real estate loans of $1,464,000.  The Corporation determined that the reserve for loan losses as of September 30, 2011 was sufficient to adequately fund the reserve to account for probable future losses in the loan portfolio.  At December 31, 2010, $4,270,000 of the reserve was related to commercial and real estate loans.  Net charge-offs of commercial and real estate loans in 2010 were $2,115,000 and this impacted the historical loss component factor for the allowance for loan loss valuation.  The Corporation determined that the provision for loan losses made during 2010 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2010.

Analysis of Allowance for Loan Losses

(Amounts in thousands)
	September 30,	December 31,	September 30,
	2011	2010	2010
Balance at beginning of period	$5,701	$5,322	$5,322
Charge-offs:
Commercial, financial, and agricultural	483	389	243
Real estate	838	1,778	1,506
Consumer	71	95	77
	1,392	2,262	1,826
Recoveries:
Commercial, financial, and agricultural	23	39	31
Real estate	32	13	1
Consumer	10	14	13
	65	66	45

Net charge-offs	1,327	2,196	1781
Additions charged to operations	1,100	2,575	1,675
Allowance purchased	—	—	—
Balance at end of period	$5,474	$5,701	$5,216

Ratio of net charge-offs during the period to average loans outstanding during the period	0.32%	0.54%	0.43%
Allowance for loan losses to average loans outstanding during the period	1.33%	1.39%	1.26%

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

With our manageable level of net charge-offs and the additions to the reserve from our provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.33% at September 30, 2011, 1.39% at December 31, 2010 and 1.26% at September 30, 2010.

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

Allocation of Allowance for Loan Losses

(Amounts in thousands)	September 30,			December 31,
	2011			2010
Commercial, financial, and agricultural	$447	9.2	%*	$565	11.4	%*
Real estate - mortgage	4,278	87.7	%*	4,270	86.1	%*
Consumer and other loans	151	3.1	%*	123	2.5	%*
Unallocated	598	N/A	*	743	N/A	*
	$5,474	100.0	%*	$5,701	100.0	%*
______________________
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

The total of non-performing assets increased $245,000 to $5,670,000 in the third quarter of 2011 after increasing to $5,425,000 as of December 31, 2010.  The economy, in particular increased unemployment and the downturn of the housing industry, had a direct effect of increasing our non-performing assets at December 31, 2010.  The Corporation is closely monitoring its commercial real estate portfolio because of the current economic environment.  In particular, vacancy rates are rising and rents and property values in some markets have fallen.  Losses on commercial real estate, which increased in 2010, are projected to continue somewhat higher than normal into 2011.  Impaired loans increased to $4,642,000 in the third quarter of 2011, after increasing to $4,276,000 in 2010 from $2,948,000 in 2009.  Foreclosed assets decreased to $1,000,000 in the third quarter of 2011 from $1,149,000 in 2010.  Loans past-due 90 days or more and still accruing were $28,000 for the third quarter of 2011 and $0 in 2010. Non-performing assets to period end loans and foreclosed assets was 1.4% in the third quarter of 2011 and 1.3% in 2010.  Total non-performing assets to total assets is 0.7% at September 30, 2011 and December 31, 2010.  Our allowance for loan losses to total non-performing assets were 96.5% at September 30, 2011 and 105.1% at December 31, 2010.  Additional detail can be found on page 38, Non-Performing Assets Table and page 24 in the Financing Receivables on non-accrual status table.  Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, and a full-time workout specialist to manage collection efforts.

Impaired loans increased to $4,642,000 at September 30, 2011 from $4,276,000 at December 31, 2010.  Four relationships in 2011 carried aggregate balances of $500,000 or greater.  The largest relationship is represented by two loans carrying a balance of $1,000,000 secured by commercial real estate. The September 30, 2011 valuation carried a net realizable value of $1,200,000, after an estimated 10% cost to sell.  The next largest relationship is represented by two loans carrying a balance of $600,000 secured by leasehold mortgages.  The September 30, 2011 valuations carried a net realizable value of $492,000, after an estimated 10% cost to sell, resulting in a specific allocation of $108,000, which was increased from $49,000 at December 31, 2010.  The next largest relationship is represented by three loans carrying a balance of $532,000 secured by two commercial real estate properties.  The September 30, 2011 valuations carried a net realizable value of $502,000 after an estimated 10% cost to sell, resulting in a specific allocation of $30,000 at September 30, 2011 compared to $141,000 at December 31, 2010.  A portion of this relationship, $91,000, was charged-off during the quarter ended June 30, 2011.  The next largest relationship is represented by three loans carrying a balance of $500,000 secured by residential real estate.  The December 31, 2010 and September 30, 2011 valuations indicated a maximum sales price of $721,000 and a liquidation value of $556,000. The Corporation charged off  $70,000 prior to year end bringing the loan balances to $500,000 equaling the net realizable value after an estimated 10% cost to sell.  Of the $4,642,000, $600,000 is located outside of our primary market area.  None of the impaired loans were participation loans.

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

Improving loan quality is a priority, and we actively work with borrowers to resolve credit problems and we continue our close monitoring efforts in 2011. As of September 30, 2011, the Corporation did not have any troubled debt restructurings in its loan portfolio. Excluding the assets disclosed in the Non-Performing Assets Table, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

Interest income received on non-performing loans as of September 30, 2011 and September 30, 2010 was $62,000 and $36,000, respectively. Interest income, which would have been recorded on these loans under the original terms was $536,000 as of September 30, 2011 and $261,000 as of September 30, 2010.  At September 30, 2011 and December 31, 2010, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of September 30, 2011 and December 31, 2010 and 2009, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets

(Amounts in thousands)
	September 30,	December 31,
	2011	2010
Non-performing assets
Impaired/non-accrual loans	$4,642	$4,276
Foreclosed assets held for resale	1,000	1,149
Loans past-due 90 days or more and still accruing interest	28	—
Total non-performing assets	$5,670	$5,425

Impaired loans
Non-performing loans	$4,642	$4,276
Allocated allowance for loan losses	(410)	(605)
Net investment in impaired loans	$4,232	$3,671

Impaired loans with a valuation allowance	$2,236	$2,553
Impaired loans without a valuation allowance	2,406	1,723
Total impaired loans	$4,642	$4,276

Valuation allowance related to impaired loans	$410	$605

Valuation allowance as a percent of impaired loans	8.8%	14.2%
Impaired loans to loans net of unearned discount	1.1%	1.0%
Non-performing assets to period-end loans and foreclosed assets	1.4%	1.3%
Total non-performing assets to total assets	0.7%	0.7%
Allowance for loan losses to impaired loans	117.9%	133.3%
Allowance for loan losses to total non-performing assets	96.5%	105.1%

Real estate mortgages comprise 88.5% of the loan portfolio as of September 30, 2011, as compared to 89.2% as of December 31, 2010. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our marketing area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately each three to five years and are also concentrated in our marketing area. The Corporation’s loss exposure on its non-performing loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

As indicated previously, total deposits increased by $6,912,000 as non-interest bearing deposits increased by $10,112,000 and interest bearing deposits decreased by $3,200,000 as of September 30, 2011, from year-end 2010.  Total short-term and long-term borrowings increased $4,327,000 as of September 30, 2011 to $91,704,000, as compared to $87,377,000 in total borrowings as of year-end 2010.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out.  Also, accumulated other comprehensive income or loss derived from unrealized gains or losses on investment securities available-for-sale can have a positive or negative impact on capital.

At September 30, 2011, total stockholders’ equity was $91,996,000, an increase of $12,936,000 or 16.4% over December 31, 2010.  During the nine month period ended September 30, 2011, the Corporation retained earnings in excess of dividends in the amount of $3,796,000.  Also, the accumulated other comprehensive income from unrealized gains in the available-for-sale investment portfolio was $7,493,000, an increase of $9,126,000 from a loss of $1,633,000 as of December 31, 2010.

The Corporation had 242,725 shares of common stock as treasury stock as of September 30, 2011 compared to 243,540 on December 31, 2010. This had the effect of decreasing our Stockholders’ Equity by $6,075,000 on September 30, 2011 and by $6,103,000 on December 31, 2010.

Total stockholders’ equity was $91,996,000 as of September 30, 2011 and $79,060,000 as of December 31, 2010. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2011, our leverage ratio was 7.95% compared to 7.44% as of December 31, 2010. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2011, were 11.88% and 12.89%, respectively. The same ratios as of December 31, 2010 were 10.85% and 11.87%, respectively.

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

There have been no material changes in the Company’s quantitative and qualitative market risks since December 31, 2010.  The composition of rate sensitive assets and rate sensitive liabilities as of September 30, 2011 is very similar to December 31, 2010.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2011	—	—	—	112,098
August 1 — August 31, 2011	—	—	—	112,098
Sept 1 — Sept 30, 2011	—	—	—	112,098
Total	—	—	—	112,098

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

The Company made no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006).

3ii	By-Laws, as amended (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Report on Form 8-K dated January 9, 2007).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

FIRST KEYSTONE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST KEYSTONE CORPORATION
Registrant

November 7, 2011	/s/ Matthew P. Prosseda
Matthew P. Prosseda
Chief Executive Officer
(Principal Executive Officer)

November 7, 2011	/s/ Diane C.A. Rosler
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