Form 10-K
period 2011-12-31
FIRST KEYSTONE CORP
filed 2012-03-15
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2011 determined by using a per share closing price on that date of $19.01 as quoted on the Over the Counter Bulletin Board, was $96,179,000.

At March 1, 2012 there were 5,446,037 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2012 definitive Proxy Statement are incorporated by reference in Part III of this Report.

FIRST KEYSTONE CORPORATION

FORM 10-K

ii

FIRST KEYSTONE CORPORATION

FORM 10-K

PART I

Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in the First Keystone Corporation’s (the “Corporation”) market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

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

ITEM 1.       BUSINESS

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First Keystone National Bank (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 98% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2011, 2010, and 2009, and was the only reportable segment. At December 31, 2011, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $819 million, $624 million and $93 million, respectively.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent of the law regulated by the FDIC and the Pennsylvania Department of Banking. The Bank is subject to regulation by the Federal Reserve Board governing reserves required to be maintained against certain deposits and other matters. The Bank is also a member of the Federal Home Loan Bank of Pittsburgh, which is one of the twelve regional cooperative banks comprising the system of Federal Home Loan Banks that lending institutions use to finance housing and economic development in local communities.

The Bank’s legal headquarters are located at 111 West Front Street, Berwick, Pennsylvania, from which it oversees the operations of its sixteen branch locations. These locations consist of five branches within Columbia County, six branches within Luzerne County, one branch in Montour County, and four branches within Monroe County, Pennsylvania. For further information, please refer to Item 2 – Properties, and Note 14 – Commitments and Contingencies in the notes to the consolidated financial statements.

The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern Pennsylvania market area. The Bank’s commercial banking activities include accepting time, demand and savings deposits and making secured and unsecured commercial, real estate and consumer loans. Additionally, the Bank provides personal and corporate trust and agency services to individuals, corporations and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management of pension and profit sharing plans. The Bank’s business is not seasonal in nature. The Bank has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board. Substantially all of the loans in the Bank’s portfolio have been originated by the Bank. Policies adopted by the Board of Directors are the basis by which the Bank conducts its lending activities.

At December 31, 2011, the Bank had 179, full-time employees and 28 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is www.firstkeystonecorporation.com and the Bank’s internet website is www.firstkeystonecommunity.com.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches from Danville, Pennsylvania in Montour County along the Interstate 80 corridor east to Stroudsburg, Pennsylvania in Monroe County. It also expands north from the Interstate 80/Interstate 81 interchange to Kingston, Pennsylvania in Luzerne, Pennsylvania.

Competition - Bank

The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions. The Bank’s major competitors in Columbia, Luzerne, Montour and Monroe counties are:

•	First Columbia Bank & Trust Co. of Bloomsburg
•	PNC Bank, N.A.
•	M & T Bank
•	FNB Bank, N.A.
•	Wells Fargo Bank
•	Sovereign Bank
•	Citizens Bank
•	ESSA Bank & Trust
•	First National Community Bank
•	Wayne Bank

Credit unions are also competitors, especially in Luzerne and Montour counties. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Concentration

The Corporation and the Bank are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers, such that the loss of any one or more would not have a materially adverse effect on the financial condition of the Corporation or the Bank. The customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Pennsylvania, among other factors.

Supervision and Regulation

The Corporation is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and of state securities laws for matters relating to the offering and sale of its securities. The Corporation is currently subject to the SEC’s rules and regulations relating to companies whose shares are registered under Section 12 of the Securities Exchange Act of 1934, as amended.

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

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”)

The FDICIA established five different levels of capitalization of financial institutions, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are:

•	well capitalized
•	adequately capitalized
•	undercapitalized
•	significantly undercapitalized, and
•	critically undercapitalized.

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2011, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category.

Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency.

Other Provisions of FDICIA

Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at “large institutions” (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at “large institutions” must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution’s primary regulator of any change in the institution’s independent auditor, and annual management letters must be provided to the FDIC and the depository institution’s primary regulator. The regulations define a “large institution” as one with over $500 million in assets, which does include the Bank. Also, under the rule, an institution's independent public accountant must examine the institution's internal controls over financial reporting and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

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

Real Estate Lending Standards. Pursuant to the FDICIA, federal banking agencies adopted real estate lending guidelines which would set loan-to-value (“LTV”) ratios for different types of real estate loans. The LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If the institution does not hold a first lien position, the total loan amount would be combined with the amount of all junior liens when calculating the ratio. In addition to establishing the LTV ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal or certificate of inspection of the property.

Regulatory Capital Requirements

The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

The following table presents the Corporation’s capital ratios at December 31, 2011.

(In Thousands)
Tier I Capital	$65,209
Tier II Capital	6,004
Total Capital	$71,213

Adjusted Total Average Assets	$807,792
Total Adjusted Risk-Weighted Assets[1]	$543,901

Tier I Risk-Based Capital Ratio[2]	11.99%
Required Tier I Risk-Based Capital Ratio	4.00%
Excess Tier I Risk-Based Capital Ratio	7.99%
Total Risk-Based Capital Ratio[3]	13.09%
Required Total Risk-Based Capital Ratio	8.00%
Excess Total Risk-Based Capital Ratio	5.09%
Tier I Leverage Ratio[4]	8.07%
Required Tier I Leverage Ratio	4.00%
Excess Tier I Leverage Ratio	4.07%

1Includes off-balance sheet items at credit-equivalent values less intangible assets.

2Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.

3Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.

4Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.

The Corporation’s ability to maintain the required levels of capital is substantially dependent upon the success of the Corporation’s capital and business plans; the impact of future economic events on the Corporation’s loan customers; and the Corporation’s ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also, the information under Capital Strength in Management’s Discussion and Analysis on page 32 of this report.

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

Interest Rate Risk

Federal banking agency regulations specify that the Bank’s capital adequacy include an assessment of the Bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s Interest Rate Risk (“IRR”) management includes a measurement of Board of Directors and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. First Keystone Community Bank has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, the Corporation does not expect the addition of IRR evaluation to the agencies’ capital guidelines to result in significant changes in capital requirements for the Bank.

The Gramm-Leach-Bliley Act of 2000

In 2000, the Gramm-Leach-Bliley Act became law, which is also known as the Financial Services Modernization Act. The act repealed some Depression-era banking laws and will permit banks, insurance companies and securities firms to engage in each others’ businesses after complying with certain conditions and regulations. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, the Corporation has no plans to pursue these additional possibilities.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) became law in July 2010. Dodd-Frank is intended to affect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank is expected to have a significant impact on our business operations as its provisions take effect. It is difficult to predict at this time what specific impact Dodd-Frank and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Among the provisions that are likely to affect us are the following:

Holding Company Capital Requirements. Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

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

Limits on Interchange Fees. Dodd-Frank amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.24 per transaction. While the restrictions on interchange fees do not affect banks with assets less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

Consumer Financial Protection Bureau. Dodd-Frank creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Available Information

The Corporation’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934. The Corporation is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the SEC. The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at

1-800-SEC-0330. The Corporation is an electronic filer with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s internet site address is www.sec.gov.

A copy of the Corporation’s Annual Report on Form 10-K may be obtained without charge at www.fkyscorp.com or via email at info@fkcbank.com. Quarterly reports on Form 10-Q, current event reports on Form 8-K, and amendments to these reports, may be obtained without charge via email at info@fkcbank.com. Information may also be obtained via written request to Investor Relations at First Keystone Corporation, Attention: Cheryl Wynings, 111 West Front Street, P.O. Box 289, Berwick, Pennsylvania 18603, or by telephone at 570-752-3671, extension 1175.

ITEM 1A.       RISK FACTORS

Investments in the Corporation’s common stock involve risk. The market price of the Corporation’s common stock may fluctuate significantly in response to a number of factors, including:

The Corporation Is Subject To Interest Rate Risk.

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

The Corporation’s Profitability Depends Significantly On Economic Conditions In The Commonwealth of Pennsylvania.

The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in Columbia, Luzerne, Montour and Monroe counties. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. Also, a significant decline in general economic conditions could impact the local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Operates In A Highly Competitive Industry.

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets in which the Corporation operates. Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Corporation currently operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures.

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
•	The ability to expand the Corporation’s market position;
•	The scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	The rate at which the Corporation introduces new products and services relative to its competitors;
•	Customer satisfaction with the Corporation’s level of service; and
•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Corporation’s competitive position, which could adversely affect the Corporation’s growth and profitability, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation Is Subject To Extensive Government Regulation and Supervision.

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

The Corporation Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility.

From time to time, customers make claims and take legal action pertaining to the Corporation’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Corporation’s performance of its fiduciary responsibilities are founded or unfounded, and if such claims and legal actions are not resolved in a manner favorable to the Corporation, they may result in significant financial liability and/or adversely affect the market perception of the Corporation and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Trading Volume In The Corporation’s Common Stock Is Less Than That Of Other Larger Financial Services Companies.

The Corporation’s common stock is currently not listed on a national stock exchange, but traded on the Over the Counter Bulletin Board. As a result, trading volume is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

The Corporation Is Subject To Lending Risk.

As of December 31, 2011, approximately 66.8% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Federal banking regulators require the Corporation and Bank to maintain adequate levels of capital to support their operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by the Corporation’s management and board of directors, based on capital levels that they believe are necessary to support the Corporation’s business operations. The Corporation is evaluating its present and future capital requirements and needs, is developing a comprehensive capital plan and is analyzing capital raising alternatives, methods and options. Even if the Corporation succeeds in meeting the current regulatory capital requirements, the Corporation may need to raise additional capital in the near future to support possible loan losses during future periods or to meet future regulatory capital requirements.

Further, the Corporation’s regulators may require it to increase its capital levels. If the Corporation raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and would likely dilute the per-share book value and earnings per share of its common stock. Furthermore, it may have an adverse impact on the Corporation’s stock price. New investors may also have rights, preferences and privileges senior to the Corporation’s current shareholders, which may adversely impact its current shareholders. The Corporation’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, the Corporation cannot assure the shareholders of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all. If the Corporation cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect the Corporation’s operations, financial condition and results of operations.

If the Corporation Concludes That the Decline in Value of Any of Its Investment Securities Is Other than Temporary, the Corporation Will Be Required to Write Down the Credit-Related Portion of the Impairment of That Security Through a Charge to Earnings.

Management reviews its investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of its investment securities has declined below its carrying value, management is required to assess whether the decline is other than temporary. If management concludes that the decline is other than temporary, management will be required to write down the credit-related portion of the impairment of that security through a charge to earnings. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

If the Corporation’s Allowance For Loan Losses Is Not Sufficient To Cover Actual Loan Losses, Its Earnings Could Decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Corporation’s allowance would materially decrease its net income. At December 31, 2011, its allowance for loan losses totaled $5.9 million, representing 1.44% of its average total loans.

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

The Corporation’s Ability To Pay Dividends Is Subject to Limitations.

The Corporation is a bank holding company and its operations are conducted by the Bank, which is a separate and distinct legal entity. Substantially all of the Corporation’s assets are held by the Bank.

The Corporation’s ability to pay dividends depends on its receipt of dividends from the Bank, its primary source of dividends. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that the Bank will be able to pay dividends in the future or that the Corporation will generate adequate cash flow to pay dividends in the future. The Corporation’s failure to pay dividends on its common stock could have material adverse effect on the market price of its common stock.

Pennsylvania Business Corporation Law and Various Anti-Takeover Provisions Under its Articles of Incorporation and Bylaws Could Impede the Takeover of the Corporation.

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire the Corporation, even if the acquisition would be advantageous to shareholders. In addition, the Corporation has various anti-takeover measures in place under its Articles of Incorporation and Bylaws, including a staggered board of directors and the absence of cumulative voting. Any one or more of these measures may impede the takeover of the Corporation without the approval of its Board of Directors and may prevent its shareholders from taking part in a transaction in which they could realize a premium over the current market price of its common stock.

The Corporation’s Banking Subsidiary may be Required to Pay Higher FDIC Insurance Premiums or Special Assessments Which May Adversely Affect its Earnings.

Poor economic conditions and the resulting bank failures have increased the costs of the FDIC and depleted its deposit insurance fund. Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue special assessments. The Corporation generally is unable to control the amount of premiums or special assessments that its subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the Corporation’s results of operations, financial condition, and its ability to continue to pay dividends on its common stock at the current rate or at all.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Corporation and its subsidiary occupy seventeen properties in Columbia, Luzerne, Montour and Monroe counties in Pennsylvania, which are used principally as banking offices.

Properties owned are:

•	Main Office located at 111 West Front Street, Berwick, Pennsylvania 18603;
•	Salem Office located at 400 Fowler Avenue, Berwick, Pennsylvania 18603;
•	Freas Avenue Office located at 701 Freas Avenue, Berwick, Pennsylvania 18603;
•	Scott Township Office located at 2301 Columbia Boulevard, Bloomsburg, Pennsylvania 17815;
•	Mifflinville Office located at Third and Race Streets, Mifflinville, Pennsylvania 18631;
•	Hanover Township Office located at 1540 Sans Souci Highway, Wilkes-Barre, Pennsylvania 18706;
•	Danville Office located at 1519 Bloom Road, Danville, Pennsylvania 17821;
•	Mountainhome Office located at 154 Route 390, Mountainhome, Pennsylvania 18342;
•	Brodheadsville Office located at Route 209, Brodheadsville, Pennsylvania 18322;
•	Swiftwater Office located at 2070 Route 611, Swiftwater, Pennsylvania 18370;
•	Plymouth Office located at 463 West Main Street, Plymouth, Pennsylvania 18651;
•	Vacant lot held for expansion located at 117-119 West Front Street, Berwick, Pennsylvania 18603;
•	Parking lot located at Second and Market Streets, Berwick, Pennsylvania 18603; and
•	18 ATMs located in Columbia, Luzerne, Montour and Monroe counties.

Properties leased are:

•	Briar Creek Office located inside the Giant Market at 50 Briar Creek Plaza, Berwick, Pennsylvania 18603;
•	Nescopeck Office located at 437 West Third Street, Nescopeck, Pennsylvania 18635;
•	Kingston Office located at 179 South Wyoming Avenue, Kingston, Pennsylvania 18704;
•	Stroudsburg Office located at 559 Main Street, Stroudsburg, Pennsylvania 18360;
•	Operations Center located at 105 Market Street, Berwick, Pennsylvania 18603; and
•	Mountain Top Office located at 18 North Mountain Boulevard, Mountain Top, Pennsylvania 18707 (land parcel is leased and the bank building is owned).

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol “FKYS.OB”. The following table sets forth:

•	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
•	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2010; and
•	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK
			Per Share
	High	Low	Dividend Paid

2011:

First quarter	$18.05	$16.85	$.24
Second quarter	$19.75	$17.30	$.24
Third quarter	$20.50	$18.55	$.24
Fourth quarter	$20.50	$18.50	$.25

2010:

First quarter	$17.25	$15.77	$.23
Second quarter	$17.49	$15.50	$.23
Third quarter	$16.75	$15.50	$.23
Fourth quarter	$17.50	$15.90	$.24

As of December 31, 2011, the Corporation had approximately 877 shareholders of record.

The Corporation has paid dividends since commencement of business in 1984. It is the present intention of the Corporation’s Board of Directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Corporation considers its dividend policy. Cash available for dividend distributions to shareholders of the Corporation must initially come from dividends paid by the Bank to the Corporation. Therefore, the restrictions on the Bank’s dividend payments are directly applicable to the Corporation.

Transfer Agent:

Registrar and Transfer Company	(800) 368-5948
10 Commerce Drive
Cranford, NJ 07016-3752

The following brokerage firms make a market in First Keystone Corporation common stock:

RBC Dain Rauscher	(800) 223-4207
Janney Montgomery Scott LLC	(800) 526-6397
Stifel Nicolaus & Co. Inc.	(800) 223-6807
Boenning & Scattergood, Inc.	(800) 883-1212

Dividend Restrictions on the Bank

Generally, as a Pennsylvania state chartered bank, under Pennsylvania banking law, the Bank may only pay dividends out of accumulated net earnings.

Dividend Restrictions on the Corporation

Under the Pennsylvania Business Corporation Law of 1988, as amended, the Corporation may not pay a dividend if, after giving effect thereto, either:

•	The Corporation would be unable to pay its debts as they become due in the usual course of business; or
•	The Corporation’s total assets would be less than its total liabilities.

The determination of total assets and liabilities may be based upon:

•	Financial statements prepared on the basis of generally accepted accounting principles;
•	Financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or
•	A fair valuation or other method that is reasonable under the circumstances.

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on the Corporation’s common stock during the period December 31, 2006, through and including December 31, 2011, with

•	the cumulative total return on the SNL Securities Corporate Performance Index[1] for banks $500 million to $1 billion in total assets in the Middle Atlantic area[2], and
•	the cumulative total return for all United States stocks traded on the NASDAQ Stock Market.

The comparison assumes $100 was invested on December 31, 2006, in the Corporation’s common stock and in each of the indices below and assumes further the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

FIRST KEYSTONE CORPORATION

Total Return Performance

	Period Ending
	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First Keystone Corporation	100.00	92.10	89.35	110.98	120.82	149.00
NASDAQ - Total US	100.00	110.66	66.42	96.54	114.06	113.16
SNL $500M- $1B Bank Index	100.00	80.13	51.35	48.90	53.38	46.96

1 SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

2 The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey, New York, the District of Columbia and Puerto Rico.

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in thousands, except per share)

	Year Ended December 31,
	2011	2010	2009	2008	2007

SELECTED FINANCIAL DATA:
Total assets	$818,546	$796,601	$758,330	$714,898	$681,207
Total investment securities	336,618	316,531	282,798	243,165	246,059
Net loans	410,066	403,950	401,375	403,172	371,557
Total deposits	624,349	626,895	580,569	504,633	493,041
Total long-term borrowings	64,339	66,400	82,976	82,062	66,175
Stockholders’ equity	93,092	79,060	74,167	69,147	70,924

SELECTED OPERATING DATA:
Interest income	$37,028	$38,154	$37,726	$37,638	$31,899
Interest expense	9,405	12,742	15,565	18,116	17,785
Net interest income	27,623	25,412	22,161	19,522	14,114
Provision for loan losses	1,900	2,575	800	700	150
Net interest income after provision for loan losses	25,723	22,837	21,361	18,822	13,964
Non-interest income	4,431	5,758	4,299	4,046	4,199
Non-interest expense	17,695	17,272	16,444	13,923	10,645
Income before income taxes	12,459	11,323	9,216	8,945	7,518
Income tax expense	2,552	2,362	1,279	1,394	1,391
Net income	$9,907	$8,961	$7,937	$7,551	$6,127

PER COMMON SHARE DATA:
Net income	$1.82	$1.65	$1.46	$1.39	$1.31
Cash dividends	.97	.93	.92	.89	.88

PERFORMANCE RATIOS:
Return on average assets	1.21%	1.09%	1.06%	1.08%	1.09%
Return on average equity	11.57%	10.98%	10.88%	10.72%	10.48%
Dividend payout	53.31%	56.47%	63.06%	64.12%	68.25%
Average equity to average assets	10.43%	9.95%	9.73%	10.00%	10.37%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of Management’s Discussion and Analysis of First Keystone Corporation, a bank holding company (the “Corporation”), and its wholly owned subsidiary, First Keystone Community Bank (the “Bank”), is to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data contained herein. Refer to Forward Looking Statements on page 1 for detailed information.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Versus Year Ended December 31, 2010

Net income increased to $9,907,000 for the year ended December 31, 2011, as compared to $8,961,000 for the prior year, an increase of 10.6%. Earnings per share, both basic and diluted, for 2011 were $1.82 as compared to $1.65 in 2010, an increase of 10.3%. Cash dividends per share increased to $.97 in 2011 from $.93 in 2010, an increase of 4.3%. The Corporation’s return on average assets was 1.21% in 2011 as compared to 1.09% in 2010. Return on average equity increased to 11.6% in 2011 from 11.0% in 2010. Falling yields and a slight decrease in earning asset levels resulted in an overall decrease of interest income to $37,028,000, down $1,126,000 or 2.9% from 2010. There was the accompanying decrease in interest on deposits and borrowings as interest rates declined, which resulted in interest expense of $9,405,000 in 2011, a decrease of $3,337,000 or 26.2% from 2010.

Net interest income, as indicated below in Table 1, increased by $2,211,000 or 8.7% to $27,623,000 for the year ended December 31, 2011. The Corporation’s net interest income on a fully taxable equivalent basis increased by $2,663,000, or 9.8% to $29,897,000 in 2011 as compared to an increase of $3,061,000, or 12.7% to $27,234,000 in 2010.

Year Ended December 31, 2010 Versus Year Ended December 31, 2009

Net income increased to $8,961,000 for the year ended December 31, 2010, as compared to $7,937,000 for the prior year, an increase of 12.9%. Earnings per share, both basic and diluted, for 2010 were $1.65 as compared to $1.46 in 2009, an increase of 13.0%. Cash dividends per share increased to $.93 in 2010 from $.92 in 2009, an increase of 1.1%. The Corporation’s return on average assets was 1.1% in 2010 as compared to 1.1% in 2009. Return on average equity increased to 11.0% in 2010 from 10.9% in 2009. An increase in earning asset levels resulted in an overall increase of interest income to $38,154,000, up $428,000 or 1.1% from 2009. There was the accompanying decrease in interest on deposits and borrowings as interest rates declined, which resulted in interest expense of $12,742,000 in 2010, a decrease of $2,823,000 or 18.1% from 2009.

Net interest income, as indicated below in Table 1, increased by $3,251,000 or 14.7% to $25,412,000 for the year ended December 31, 2010. The Corporation’s net interest income on a fully taxable equivalent basis increased by $3,061,000, or 12.7% to $27,234,000 in 2010 as compared to an increase of $2,763,000, or 12.9% to $24,173,000 in 2009.

Table 1 — Net Interest Income

(Amounts in thousands)	2011/2010				2010/2009
	Increase/(Decrease)				Increase/(Decrease)
	2011	Amount	%	2010	Amount	%	2009
Interest Income	$37,028	$(1,126)	(2.9)	$38,154	$428	1.1	$37,726
Interest Expense	9,405	(3,337)	(26.2)	12,742	(2,823)	(18.1)	15,565
Net Interest Income	27,623	2,211	8.7	25,412	3,251	14.7	22,161
Tax Equivalent Adjustment	2,274	452	24.8	1,822	(190)	(9.4)	2,012
Net Interest Income (fully tax equivalent)	$29,897	$2,663	9.8	$27,234	$3,061	12.7	$24,173

Table 2 — Distribution of Assets, Liabilities and Stockholders’ Equity

	2011			2010			2009
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2]	$40,883	$2,214	5.42%	$41,246	$2,307	5.59%	$48,286	$2,664	5.52%
Real Estate[1]	364,099	20,427	5.61%	360,481	21,164	5.87%	347,992	21,420	6.16%
Consumer, Net[1,2]	7,561	643	8.50%	8,700	717	8.24%	12,170	922	7.58%
Fees on Loans	—	454	—%	—	478	—%	—	149	—%
Total Loans (Including Fees)[3]	$412,543	$23,738	5.75%	$410,427	$24,666	6.01%	$408,448	$25,155	6.16%

Investment Securities:
Taxable	$234,410	$9,790	4.18%	$225,670	$10,502	4.65%	$175,042	$9,347	5.34%
Tax Exempt[1]	87,427	5,769	6.60%	72,477	4,780	6.60%	78,277	5,227	6.68%
Total Investment Securities	321,837	15,559	4.83%	298,147	15,282	5.13%	253,319	14,574	5.75%
Interest Bearing Deposits in Banks	13,840	4	0.03%	39,638	24	0.06%	18,457	9	0.05%
Federal Funds Sold	565	1	0.18%	1,521	4	0.26%	—	—	—%
Total Other Interest Earning Assets	14,405	5	0.03%	41,159	28	0.07%	18,457	9	0.05%
Total Interest Earning Assets	$748,785	$39,302	5.25%	$749,733	$39,976	5.33%	$680,224	$39,738	5.84%

Non-Interest Earning Assets:
Cash and Due From Banks	$6,050			$3,980			$6,943
Allowance for Loan Losses	(5,711)			(5,286)			(5,221)
Premises and Equipment	12,072			11,816			10,515
Foreclosed Assets Held for Sale	1,208			466			78
Other Assets	58,744			58,916			57,259
Total Non-Interest Earning Assets	72,363			69,892			69,574
Total Assets	$821,148			$819,625			$749,798

Interest Bearing Liabilities:
Savings, NOW Accounts, and Money Markets	$308,778	$1,721	0.56%	$288,431	$2,717	0.94%	$220,845	$2,491	1.13%
Time Deposits	249,543	4,997	2.00%	269,075	6,394	2.38%	280,005	8,873	3.17%
Short-Term Borrowings	2,316	7	0.30%	1,189	—	—%	4,918	31	0.63%
Long-Term Borrowings	68,356	2,523	3.69%	80,735	3,401	4.21%	79,899	3,830	4.79%
Fed Funds Purchased	—	—	—%	—	—	—%	118	2	1.69%
Securities Sold U/A to Repurchase	21,593	157	0.73%	19,442	230	1.18%	19,268	338	1.75%
Total Interest Bearing Liabilities	$650,586	$9,405	1.45%	$658,872	$12,742	1.93%	$605,053	$15,565	2.57%

Non-Interest Bearing Liabilities:
Demand Deposits	$71,661			$65,831			$58,860
Other Liabilities	13,292			13,337			12,959
Stockholders’ Equity	85,609			81,585			72,926
Total Liabilities/Stockholders’ Equity	$821,148			$819,625			$749,798

Net Interest Income Tax Equivalent		$29,897			$27,234			$24,173

Net Interest Spread			3.80%			3.40%			3.27%

Net Interest Margin			3.99%			3.63%			3.55%

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

Table 2 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2011, 2010 and 2009.

The yield on earning assets was 5.25% in 2011, 5.33% in 2010, and 5.84% in 2009. The rate paid on interest bearing liabilities was 1.45% in 2011, 1.93% in 2010, and 2.57% in 2009. This resulted in an increase in our net interest spread to 3.80% in 2011, as compared to 3.40% in 2010 and 3.27% in 2009.

As Table 2 illustrates, the net interest margin, which is interest income less interest expense divided by average earnings assets, was 3.99% in 2011 as compared to 3.63% in 2010 and 3.55% in 2009. The net interest margins are presented on a tax-equivalent basis. In 2011, yield on earning assets fell by 0.08%, from 5.33% to 5.25% while the rate paid on interest bearing liabilities dropped 0.48%. The Bank is liability sensitive, meaning that its liabilities reprice more quickly than its assets. This is the reason for the 0.40% increase in net interest spread. The increase in spread and margin in 2010 as compared to 2009 was similarly caused by falling rates. Interest income exempt from federal tax was $4,617,000 in 2011, $3,771,000 in 2010, and $4,261,000 in 2009. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The improvement in our net interest margin came from slightly lower earning asset yields and significantly lower funding costs in 2011 and 2010. The interest margin expansion was experienced as the yield curve retained its upward slope during 2011. Our improved net interest margin will be under pressure when interest rates start to rise since the Corporation continues to be liability sensitive and there will be more liabilities, including deposits, repricing than earning assets (loans and investments). To negate the potential impact of a lesser net interest margin, the Corporation has focused on attracting lower cost checking, savings and money market accounts and reduced somewhat its dependence on higher priced certificates of deposit.

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

In 2011, the increase in net interest income on a fully tax equivalent basis of $2,663,000 resulted from an increase in volume of $2,270,000 and an increase of $393,000 due to changes in rate. In 2010, the increase in net interest income of $3,061,000 resulted from an increase in volume of $2,016,000 and an increase of $1,045,000 due to changes in rate.

Table 3 — Changes in Income and Expense, 2011 and 2010

(Amounts in thousands)	2011 COMPARED TO 2010			2010 COMPARED TO 2009
	VOLUME	RATE	NET	VOLUME	RATE	NET
Interest Income:
Loans, Net	$127	$(1,054)	$(927)	$122	$(611)	$(489)
Taxable Investment Securities	407	(1,119)	(712)	2,703	(1,548)	1,155
Tax-Exempt Investment Securities	986	3	989	(387)	(60)	(447)
Other Short-Term Investments	(18)	(6)	(24)	11	8	19
Total Interest Income	$1,502	$(2,176)	$(674)	$2,449	$(2,211)	$238

Interest Expense:
Savings, Now and Money Markets	$192	$(1,188)	$(996)	$762	$(536)	$226
Time Deposits	(464)	(934)	(1,398)	(346)	(2,133)	(2,479)
Short-Term Borrowings	—	7	7	(26)	(7)	(33)
Long-Term Borrowings	(521)	(357)	(878)	40	(469)	(429)
Securities Sold U/A to Repurchase	25	(97)	(72)	3	(111)	(108)
Total Interest Expense	(768)	(2,569)	(3,337)	433	(3,256)	(2,823)
Net Interest Income	$2,270	$393	$2,663	$2,016	$1,045	$3,061

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Balance on non-accrual loans is included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2011, the provision for loan losses was $1,900,000 as compared to $2,575,000 as of December 31, 2010 and $800,000 as of December 31, 2009. The provision in 2011 decreased primarily because net charge-offs decreased. Net charge-offs by the Corporation for the fiscal years ended December 31, 2011, 2010 and 2009, were $1,672,000, $2,196,000, and $673,000, respectively. See Allowance for Loan Losses on Page 28 for further discussion.

The Corporation did not change the manner in which it determines charge-offs. Rather the challenges associated with the economy (higher unemployment and increased delinquencies) have been largely responsible for the increase in net charge-offs in 2011 and 2010 as compared to the prior years. While the Corporation cannot accurately predict future charge-offs, we anticipate the level of charge-offs may continue into 2012 if economic conditions continue to be unfavorable.

The allowance for loan losses as a percentage of loans, net of unearned interest, was 1.43% as of December 31, 2011, 1.39% as of December 31, 2010 and 1.31% as of December 31, 2009.

On a quarterly basis, management performs and the Corporation’s Audit Committee and the Board of Directors reviews a detailed analysis of the adequacy of the allowance for loan losses. This analysis includes an evaluation of credit risk concentration, delinquency trends, past loss experience, current economic conditions, composition of the loan portfolio, classified loans and other relevant factors.

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

Non-interest income through December 31, 2011 was $4,431,000, a decrease of 23.0%, or $1,327,000, from 2010. Table 4 provides the major categories of non-interest income and each respective change comparing the last three years. Two major contributors to the decline in 2011 were 1) non-recurring income of $800,000 in 2010 from the recovery on loss due to defalcation and 2) a sharp decline in new residential mortgage originations that were sold on the secondary market. In 2010 non-interest income was $5,758,000 which was an increase of $1,459,000 from 2009. The increase from 2009 to 2010 was due to changes in the same items.

During 2011, the Corporation recorded a net gain of $111,000 from sales of securities in its investment portfolio. This was $52,000 less than in 2010 and resulted from the sale of municipal taxable and tax-free bonds at a gain and was offset in part by sales of equity securities at a loss. In 2010, net gain on the sale of investment securities was $163,000 as compared to a net loss of $138,000 during 2009. In 2010, the gains were also the result of sales of municipal securities at a net gain.

The Corporation performs a quarterly impairment analysis. The analysis includes a review of investment securities owned by our subsidiary, First Keystone Community Bank, and a review of bank equities securities owned by the Corporation. With regards to the investment securities of the Bank, all individual investment securities held at the end of each quarter are evaluated. The evaluation determines if unrealized holding losses represent credit losses which could require an other-than-temporary impairment charge through earnings. Generally, unrealized losses related to general market conditions and/or resultant lack of liquidity in the market do not require impairment charges. Similarly, all bank equities securities held at each quarter end are evaluated for other-than-temporary impairment charges, primarily if the market value has declined significantly compared to the book value on an individual basis. Also, trends relating to overall credit quality of financial institution equities owned is considered in making an impairment charge decision.

Excluding investment securities gains (losses) and the recovery on loss due to defalcation, non-interest income fell by $475,000 in 2011 as compared to 2010, a 9.9% decline. The major factors in the reduction were lower gains on the sale of residential mortgage loans, lower service charges on deposits, and lower trust department income.

The gain on the sale of mortgage loans provided $368,000 in 2011 as compared to $825,000 in 2010 and $300,000 in 2009. During 2010, there was a significant wave of residential mortgage refinancing due to a drop in long term interest rates. That led to a greater number of new residential mortgages sold on the secondary market. In 2011, that volume reduced and led to a $457,000 decline in gain on sale of mortgage loans. The Corporation continues to service the majority of mortgages which are sold. This servicing income provides an additional source of non-interest income on an ongoing basis.

Service charges and fees, consisting primarily of service charges on deposit accounts and ATM and debit card income, were the largest source of non-interest income in 2011 and 2010. Service charges and fees were lower by $70,000 in 2011 than in 2010, or 3.1%. During 2011, overdraft fees on demand deposit accounts fell, causing a reduction in fees of more than $150,000. Service charges and fees decreased $58,000 in 2010 as compared to 2009, primarily due to a reduction in non-sufficient fund (“NSF”) fees.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit products, and miscellaneous fees, increased $117,000 or 43.3% in 2011 and decreased $293,000 or 52.0% in 2010. Other non-interest income rose in 2011, which was caused in large measure by an increase in commissions earned on sales of retail non-deposit investment products. In 2009, the increased sale of non-deposit products, especially annuities, and the proceeds from a bank owned life insurance policy on a deceased employee, accounted for the majority of the 2009 increase. A recovery from the loss due to defalcation was received in 2010 in the amount of $800,000. This 2010 non-recurring income item made up 14.3% of non-interest income before investment securities gains (losses).

Table 4 — Non-Interest Income

(Amounts in thousands)	2011/2010				2010/2009
	Increase/(Decrease)				Increase/(Decrease)
	2011	Amount	%	2010	Amount	%	2009
Trust department	$585	$(56)	(8.7)	$641	$166	34.9	$475
Service charges and fees	2,223	(70)	(3.1)	2,293	(58)	(2.5)	2,351
Income on bank owned life insurance	757	(9)	(1.2)	766	18	2.4	748
Gain on sale of mortgage loans	368	(457)	(55.4)	825	525	175.0	300
Other	387	117	43.3	270	(293)	(52.0)	563
Recovery on loss due to defalcation	—	(800)	N/A	800	800	N/A	—
Subtotal	4,320	(1,275)	(22.8)	5,595	1,158	26.1	4,437
Investment securities gains (losses)-net	111	(52)	(31.9)	163	301	218.1	(138)
Total	$4,431	$(1,327)	(23.0)	$5,758	$1,459	33.9	$4,299

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and employee benefits, occupancy, furniture and equipment, and other miscellaneous expenses. Table 5 provides the yearly non-interest expense by category, along with the amount, dollar changes, and percentage of change.

Total non-interest expense amounted to $17,695,000, an increase of $423,000, or 2.5% in 2011 compared to an increase of $828,000, or 5.0% in 2010. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to 53.6% of total non-interest expense in 2011 and 52.4% in 2010. Salaries and employee benefits increased $431,000, or 4.8% in 2011 and $993,000, or 12.3% in 2010. Salaries increased in 2011 due to normal, annual employee increases and in part to the new positions created from the opening of our Plymouth Office. In 2010, salaries increased due in large part to several new positions related to maintenance of regulatory compliance and normal salary increases. Health insurance increases added $40,000 to employee benefits in 2011 and $195,000 in 2010. The number of full time equivalent employees was 190 as of December 31, 2011, and 180 as of December 31, 2010.

Net occupancy expense increased $64,000, or 4.9% in 2011 as compared to an increase of $130,000, or 11.1% in 2010. Furniture and equipment and computer expense increased $73,000, or 5.4% in 2011 compared to an increase of $217,000, or 18.9% in 2010. The increases in occupancy and furniture expenses in 2011 relate to higher maintenance and repairs for buildings and software, as well as higher real estate taxes. FDIC insurance expense decreased $242,000, or 27.6% in 2011 as compared to a decrease of $308,000, or 26.0% in 2010. Other non-interest expenses, including shares tax, ATM and debit card fees and professional services, increased $97,000, or 2.1% in 2011 after increasing $646,000, or 16.0% in 2010. The increase in other non-interest expense in 2010 relates to an increase in accounting, auditing and professional services fees.

Management of the Corporation believes that investors’ understanding of the Corporation’s performance is enhanced by disclosing non-GAAP financial measures without the effect of the loss due to defalcation as a reasonable basis for comparison of the Corporation’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

NON-GAAP RECONCILIATION SCHEDULE

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

(Unaudited)

(In Thousands)

	For the Year Ended December 31,
	2011	2010

Net interest income after provision for loan losses	$25,723	$22,837
Non-interest income	4,431	5,758
Non-interest expense	(17,695)	(17,272)
Income tax expense	(2,552)	(2,362)
Net Income	9,907	8,961

Adjustments
Other income
Recovery on loss due to defalcation	—	(800)
Income tax expense	—	272
After tax adjustment to GAAP	—	(528)
Adjusted net income	$9,907	$8,433

The overall level of non-interest expense remains low, relative to the Bank’s peers (community banks from $500 million to $1 billion in assets). In fact, the Bank’s total non-interest expense was 2.15% and 2.11% of average assets in 2011 and 2010, respectively. The Bank’s non-interest expense as a percentage of average assets places the Bank among the leaders in its peer financial institution categories in controlling non-interest expense.

Table 5 — Non-Interest Expense

(Amounts in thousands)	2011/2010				2010/2009
	Increase/(Decrease)				Increase/(Decrease)
	2011	Amount	%	2010	Amount	%	2009
Salaries and employee benefits	$9,480	$431	4.8	$9,049	$993	12.3	$8,056
Occupancy, net	1,364	64	4.9	1,300	130	11.1	1,170
Furniture and equipment and computer expense	1,436	73	5.4	1,363	217	18.9	1,146
FDIC Insurance	634	(242)	(27.6)	876	(308)	(26.0)	1,184
Loss due to defalcation	—	—	N/A	—	(850)	N/A	850
Other	4,781	97	2.1	4,684	646	16.0	4,038
Total	$17,695	$423	2.5	$17,272	$828	5.0	$16,444

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2011, was $2,552,000 as compared to $2,362,000 and $1,279,000 for the years ended December 31, 2010 and 2009, respectively. The effective income tax rate was 20.5% in 2011, 20.9% in 2010, and 13.9% in 2009. The limited availability of tax-free municipal investments at attractive interest rates may result in a higher effective tax rate in future years. The tax rate in 2011 was just slightly lower than 2010. The increase in the tax rate from 2009 to 2010 was the result of a reduction in tax-free municipal securities held in our investment portfolio. The Corporation looks to maximize its tax-exempt income derived from both tax-free loans and tax-free municipal securities without triggering the alternative minimum tax.

FINANCIAL CONDITION

GENERAL

Total assets increased to $818,546,000 at year-end 2011, an increase of 2.8% from year-end 2010. As of December 31, 2011, total deposits amounted to $624,349,000, a decrease of 0.4% over 2010. Total assets as of December 31, 2010 were $796,601,000, an increase of 5.1% over 2009, while total deposits as of year-end 2010 amounted to $626,895,000, an increase of 8.0% from 2009.

In 2011 and 2010, because of the economy and the continuing lack of loan demand, excess cash was deployed in the investment portfolio.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Borrowings increased in 2011 by $7,844,000 after decreasing in 2010 by $13,061,000. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals, continues to be the Corporation’s most significant source of funds.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 91.2% for 2011, compared to 91.5% for 2010 and 90.7% for 2009. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

LOANS

Total loans, net of unearned income, increased to $415,995,000 as of December 31, 2011, as compared to a balance of $409,651,000 as of December 31, 2010. Table 6 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans, net of unearned income, increased $6,344,000, or 1.6% in 2011 compared to an increase of $2,954,000, or 0.7% in 2010.

The economy and the resultant decline in loan demand account for the slow growth in the loan portfolio in 2011. Residential real estate loans decreased to $130,718,000 as of December 31, 2011, as compared to $131,981,000 as of December 31, 2010. The majority of the decline was the result of originating and selling secondary market conforming mortgage loans rather than holding them in the Bank’s portfolio. The Corporation did not change its underwriting standards in 2011, rather opportunities to originate commercial and consumer loans declined because of the economy and the increased unemployment in our market area.

The loan portfolio is well diversified. The total commercial portfolio was $277,872,000 of which $238,186,000 or 57.3% of gross loans is secured by commercial real estate.

The largest relationship is an $8,500,000 tax-free loan to a municipality founded in 1816 consisting of 35 square miles, which is located in the eastern region of our market area. According to township officials, the township experienced 17% growth in population from 2001 through 2010 and future job growth is projected to be 29% over the next 10 years. The township is currently involved in a $70,000,000 sewer expansion project. The Bank’s loan is secured by project receivables and the full faith, credit and taxing power of the township.

The second largest relationship of $7,479,000 is comprised of loans to individuals and their related companies involved in the ownership and operation of gas stations, convenience stores, and truck stops located in northern, central and eastern Pennsylvania. The borrowers are well experienced in the industry and have been operating various locations since 1988. The loans are secured by commercial real estate, and perfected security interest in all business assets.

The third largest relationship is a real estate development company and its related entities, specializing in the design, construction and management of student housing units. The company was established in the late 1980s and its primary market is our immediate central market. The relationship had outstanding loan balances of $7,119,000 at December 31, 2011, and is secured primarily by income producing real estate.

The fourth largest relationship is a real estate holding LLC established in 2006, and its related medical service companies. The LLC was formed to construct and provide medical office space for a group of closely related medical entities and outside services and is located in the Corporation’s immediate central market area. The relationship had outstanding loan balances of $6,921,000 at December 31, 2011, secured primarily by commercial real estate and perfected security interest in all business assets of the various related entities. A small portion of the relationship is to an individual $45,000 secured by vehicles.

The fifth largest relationship consisted of the net balance of $5,964,000 after participations sold of $3,301,000, and letters of credit of $2,331,000. This relationship is comprised of a $5,000,000 revolving line of credit with related letters of credit to develop a Planned Residential Community in the eastern portion of our market area; a $72,000 residential mortgage; the unsold principal balance of several commercial mortgages secured by investment properties totaling $442,000; and a $450,000 revolving line of credit for working capital. The borrowers and their related companies have been involved in real estate development since 1974, and have developed residential communities and medical and professional office space. The entire relationship is secured by a combination of real estate and marketable securities.

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

Increases in the portfolio in 2011 were primarily in commercial real estate loans. There was a decrease in commercial loans - other. These are loans to corporations and businesses not secured by real estate. The Corporation continued to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Table 6 — Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	December 31,
	2011	2010	2009	2008	2007
Commercial, financial and agricultural:
Commercial secured by real estate	$236,645	$227,147	$203,413	$206,095	$190,803
Commercial - other	21,448	29,693	42,815	33,104	29,129
Tax exempt - real estate and other	19,779	12,450	12,525	18,920	10,899
Real estate (primarily residential mortgage loans)	130,718	131,981	138,092	136,288	130,865
Consumer loans	7,429	8,781	10,802	15,291	16,712
Total Gross Loans	$416,019	$410,052	$407,647	$409,698	$378,408
Less: Unearned income and unamortized loan fees net of costs	24	401	950	1,331	1,805
Total Loans, net of unearned income	$415,995	$409,651	$406,697	$408,367	$376,603

INVESTMENT SECURITIES

The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The investment portfolio has been allocated between securities available-for-sale, including restricted equity securities, and securities held-to-maturity. No investment securities were established in a trading account. Available-for-sale securities increased $23,748,000 or 7.7% to $334,013,000 in 2011 as excess cash was directed to the investment portfolio in the face of low loan demand. Available-for-sale securities increased $32,441,000, or 11.7% to $310,265,000 in 2010. At December 31, 2011, the net unrealized gain, net of the tax effect, on these securities was $7,757,000 and is included in stockholders’ equity as accumulated other comprehensive income (loss). At December 31, 2010, accumulated other comprehensive income (loss), net of tax effect, amounted to a loss of $1,633,000. In 2011, held-to-maturity securities decreased $3,661,000, or 58.4% to $2,605,000 after increasing $1,292,000, or 26.0% in 2010. The reduction in held-to-maturity securities was primarily due to a $630,000 matured bond and $3,000,000 of called bonds. Table 7 provides data on the carrying value of the Corporation’s investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate an investment security.

In 2011, the Corporation increased investments in U.S. Government corporations and agencies, including mortgage backed securities and decreased investments in corporate securities in order to attain more attractive yields.

The investment portfolio includes U.S. Government corporations and agencies, corporate obligations, mortgage backed securities, and obligations of state and political subdivisions, both tax-exempt and taxable. In addition, the investment portfolio includes restricted equity securities consisting primarily of common stock investments in the Federal Home Loan Bank as of December 31, 2011. Marketable equity securities consists of common stock investments in other commercial banks and bank holding companies. A quarterly impairment analysis is conducted as outlined under non-interest income on page 22 of Management’s Discussion and Analysis.

Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on the Corporation’s consolidated statements of income. As of December 31, 2011, the investment portfolio does not contain any off-balance sheet derivatives or trust preferred investments.

During 2011, interest bearing deposits in other banks decreased to $1,776,000 from $4,559,000 in 2010 and from $7,227,000 in 2009. In 2011, as in 2010 the decrease in interest bearing deposits in other banks was the result of more efficient investment of excess funds into the investment portfolio.

Table 7 — Carrying Value of Investment Securities

(Amounts in thousands)
	December 31,
	2011		2010		2009
	Available	Held to	Available	Held to	Available	Held to
	for Sale	Maturity	for Sale	Maturity	for Sale	Maturity
U. S. Government corporations and agencies	$81,056	$2,138	$51,873	$5,169	$59,422	$3,159
Obligations of state and political subdivisions	186,785	467	177,252	1,097	162,600	1,815
Corporate securities	59,242	—	72,952	—	45,904	—
Marketable equity securities	1,741	—	1,825	—	1,759	—
Restricted equity securities	5,189	—	6,363	—	8,139	—
Total	$334,013	$2,605	$310,265	$6,266	$277,824	$4,974

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2011, the allowance for loan losses was $5,929,000 as compared to $5,701,000 and $5,322,000 as of December 31, 2010 and 2009, respectively. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Table 8 contains an analysis of our Allowance for Loan Losses indicating charge-offs and recoveries by the year and annual additional provisions charged to operations. In 2011, net charge-offs as a percentage of average loans were 0.4%, in 2010 net charge-offs as a percentage of average loans were 0.5% compared to 0.2% in 2009. Net charge-offs amounted to $1,672,000 in 2011, $2,196,000 in 2010 and $673,000 in 2009. The decrease in net charge-offs in 2011 relates primarily to decreased losses of commercial loans secured by real estate when compared to previous years. The largest relationship of $711,000, represents 42.5% of net charge-offs in 2011, is located in the eastern central portion of our market area and was directly related to the food service industry. The downturn in the economy resulted in a significant reduction in consumers’ disposable income, which impacted this industry. The next largest group of loan relationships, representing 27.3%, of net charge-offs in 2011 was related to several small commercial and industrial relationships, which were negatively affected with the economic downturn and resulted in losses. The resulting charge-offs required an additional provision in the fourth quarter of 2011. The increase in net charge-offs in 2010 relate primarily to increased losses on commercial loans, real estate loans and consumer loans. In 2009, the charge-offs were related to the downturn in the economy and the housing industry in commercial loans, and the economy in general in the consumer portfolio.

For the year ended December 31, 2011, the provision for loan losses was $1,900,000 as compared to $2,575,000 for 2010 and $800,000 for 2009. The provision, net of charge-offs and recoveries, increased the year-end Allowance for Loan Losses to $5,929,000 of which 8.3% was attributed to the Commercial-other component; 59.1% attributed to Commercial Real Estate component; 2.3% attributed to the Consumer component; 20.7% attributed to Real estate (primarily residential mortgage loans) component and 9.6% being the unallocated component (refer to the activity in the allowance for loan losses table in Note 4 — Loans on page 59). The Allowance for Loan losses as of December 31, 2011 increased from $5,701,000 as of December 31, 2010. The Corporation determined that the provision for loan losses made during 2011 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2011.

Table 8 — Analysis of Allowance for Loan Losses

(Amounts in thousands)	Years Ended December 31,
	2011	2010	2009	2008	2007
Balance at beginning of period	$5,701	$5,322	$5,195	$5,046	$3,671
Charge-offs:
Commercial, financial and agricultural	485	389	211	44	12
Real estate	1,186	1,778	354	633	138
Consumer	98	95	169	62	86
	1,769	2,262	734	739	236
Recoveries:
Commercial, financial and agricultural	28	39	13	154	135
Real estate	53	13	25	6	11
Consumer	16	14	23	28	33
	97	66	61	188	179

Net charge-offs	1,672	2,196	673	551	57
Additions charged to operations	1,900	2,575	800	700	150
Allowance purchased	—	—	—	—	1,282
Balance at end of period	$5,929	$5,701	$5,322	$5,195	$5,046

Ratio of net charge-offs during the period to average loans outstanding during the period	0.4%	0.5%	0.2%	0.1%	0.02%
Allowance for loan losses to average loans outstanding during the period	1.44%	1.39%	1.30%	1.33%	1.82%

It is the policy of management and the Corporation’s Board of Directors to make a provision for both identified and unidentified losses inherent in its loan portfolio. A provision for loan losses is charged to operations based upon an evaluation of the potential losses in the loan portfolio. This evaluation takes into account such factors as portfolio concentrations, delinquency trends, trends of non-accrual and classified loans, economic conditions, and other relevant factors.

The loan review process, which is conducted quarterly, is an integral part of the Bank’s evaluation of the loan portfolio. A detailed quarterly analysis to determine the adequacy of the Corporation’s allowance for loan losses is reviewed by the Board of Directors.

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.44% in 2011, 1.39% in 2010 and 1.30% in 2009.

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

Table 9 — Allocation of Allowance for Loan Losses

(Amounts in thousands)	December 31,
	2011	%*	2010	%*	2009	%*	2008	%*	2007	%*
Commercial, financial and agricultural	$489	9.1	$565	11.4	$970	19.3	$721	15.8	$1,116	22.8
Real estate - mortgage	4,735	88.3	4,270	86.1	3,948	78.7	3,641	79.7	3,680	75.1
Consumer and other loans	137	2.6	123	2.5	99	2.0	207	4.5	103	2.1
Unallocated	568	N/A	743	N/A	305	N/A	626	N/A	147	N/A
	$5,929	100.0	$5,701	100.0	$5,322	100.0	$5,195	100.0	$5,046	100.0

*Percentage of allocation in each category to total allocations in the Allowance for Loan Loss Analysis, excluding unallocated.

NON-PERFORMING ASSETS

Table 10 details the Corporation’s non-performing assets as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against income. Restructured loans are loans where the borrower has been granted a concession in the interest rate or payment amount because of financial problems. Foreclosed assets held for sale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

The total of non-performing assets decreased to $4,968,000 in 2011 after increasing to $5,425,000 as of December 31, 2010 and from $3,418,000 as of December 31, 2009. The economy, in particular, increased unemployment and the downturn of the housing industry had a direct effect of increasing the Corporation’s non-performing assets. The Corporation is closely monitoring its commercial real estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Losses on commercial real estate, which increased in 2011 and 2010, are projected to continue higher than normal into 2012. Impaired loans decreased to $4,188,000 in 2011 from $4,276,000 in 2010 as compared to 2009 from $2,948,000 in 2009. Foreclosed assets decreased to $780,000 in 2011 from $1,149,000 in 2010. Loans past-due 90 days or more and still accruing remained unchanged at $0 in 2011 and 2010, decreasing from $140,000 in 2009. Non-performing assets to period end loans and foreclosed assets was 1.2% in 2011, 1.3% in 2010, and 0.8% in 2009. Total non-performing assets to total assets decreased to 0.6% in 2011 from 0.7% in 2010 and increased from 0.5% in 2009. Our allowance for loan losses to total non-performing assets increased to 119.3% in 2011 from 105.1% in 2010 and decreased from 155.7% in 2009. Additional detail can be found on page 31, Table 10 — Non-Performing Assets and page 61 in the Financing Receivables on non-accrual status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, and a full-time workout specialist to manage collection efforts.

Impaired loans were $4,188,000 at December 31, 2011. Three relationships carried aggregate balances of $450,000 or greater. The largest relationship is represented by two loans carrying a balance of $1,000,000 secured by commercial real estate and business assets. The year-end valuation carried a net realizable value of $804,000, after an estimated 10% cost to sell, resulting in a specific allocation of $196,000. The second largest relationship is represented by two loans carrying a balance of $586,000 secured by leasehold mortgages. The year-end valuations carried a net realizable value of $382,000, after an estimated 10% cost to sell, resulting in a specific allocation of $204,000 at December 31, 2011. The third largest relationship is represented by three loans carrying a balance of $457,000 secured by residential real estate and a bare land track. The year-end valuation carried a net realizable value of $298,000, after an estimated 10% cost to sell, resulting in a specific allocation of $159,000. Of the $4,188,000, $586,000 is located outside of our primary market area. None of the impaired loans were participation loans.

The Corporation’s impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values.

For impaired loans less than $250,000 upon classification and annually at year end, the Corporation completes a Certificate of Inspection (the format was approved by the State Department of Banking and the FDIC examiners), which includes the results of an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.

Improving loan quality is a priority, and we actively work with borrowers to resolve credit problems and will continue our close monitoring efforts in 2012. As of December 31, 2011, the Corporation did not have any troubled debt restructurings in its loan portfolio. Excluding the assets disclosed in Table 10, management is not aware of any information about borrowers' possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

Should the economic climate no longer continue to be stable or deteriorate further, borrowers may experience difficulty, and the level of non-performing loans and assets, charge-offs and delinquencies could rise and possibly require additional increases in the Corporation’s allowance for loan losses.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan and lease losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

Interest income received on non-performing loans in 2011, 2010 and 2009 was $54,000, $63,000 and $61,000, respectively. Interest income, which would have been recorded on these loans under the original terms in 2011, 2010 and 2009 was $342,000, $316,000 and $242,000, respectively. At December 31, 2011 and 2010, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2011 and 2010, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 10 — Non-Performing Assets

(Amounts in thousands)
	2011	2010	2009
Non-performing assets
Impaired loans	$4,188	$4,276	$2,948
Foreclosed assets held for resale	780	1,149	330
Loans past-due 90 days or more and still accruing interest	—	—	140
Total non-performing assets	$4,968	$5,425	$3,418

Impaired loans
Non-performing loans	$4,188	$4,276	$2,948
Allocated allowance for loan losses	(947)	(605)	(834)
Net investment in impaired loans	$3,241	$3,671	$2,114

Impaired loans with a valuation allowance	$2,556	$2,553	$1,055
Impaired loans without a valuation allowance	1,632	1,723	1,893
Total impaired loans	$4,188	$4,276	$2,948

Valuation allowance related to impaired loans	$947	$605	$834

Valuation allowance as a percent of impaired loans	22.6%	14.2%	28.3%
Impaired loans to loans net of unearned discount	1.0%	1.0%	0.7%
Non-performing assets to period-end loans and foreclosed assets	1.2%	1.3%	0.8%
Total non-performing assets to total assets	0.6%	0.7%	0.5%
Allowance for loan losses to impaired loans	141.6%	133.3%	180.5%
Allowance for loan losses to total non-performing assets	119.3%	105.1%	155.7%

Real estate mortgages comprise 88.7% of the loan portfolio as of December 31, 2011, as compared to 88.1% in 2010. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately each three to five years and are also concentrated in our market area. The Corporation’s loss exposure on its non-performing loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Consumer and commercial retail deposits are attracted primarily by First Keystone’s subsidiary bank’s sixteen full service office locations. The Bank offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Bank regularly reviews competing financial institutions interest rates along with prevailing market rates, especially when establishing interest rates on certificates of deposit.

Deposits decreased by $2,546,000, or a 0.4% for the year ending December 31, 2011. This decrease compares unfavorably to a deposit increase of $46,326,000, or 8.0% in 2010. In 2011, the Bank experienced a $6,409,000 or 9.3% increase in non-interest bearing deposits. However, the overall drop in deposits of $2,546,000 was due to lower volume of new retail certificates of deposit less than $100,000. Much of the deposit increase in 2010 related to the economy and the concerns on Wall Street. The Corporation believes customers sought the safety and stability of community banks, together with the increased FDIC insurance limits, which accounts for the rise in deposits during 2010.

The deposit growth in 2010 was not a function of First Keystone paying higher interest rates to spur deposit growth. In fact, the Bank’s cost of interest bearing deposits fell in 2010 and its net-interest margin actually increased to 3.63% in 2010.

During 2011, the Corporation increased its reliance on borrowings. Short-term borrowings amounted to $30,882,000 as of year-end 2011, an increase of $9,905,000 from 2010. However, long-term borrowings decreased to $64,339,000 in 2011 as compared to $66,400,000 as of December 31, 2010. Total borrowings were $95,221,000 as of December 31, 2011, compared to $87,377,000 on December 31, 2010. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, and short-term borrowings from the Federal Home Loan Bank (“FHLB”). Short-term borrowings from the FHLB are commonly used to offset seasonal fluctuations in deposits. Long-term borrowings are typically FHLB term borrowings with a maturity of one year or more. In connection with FHLB borrowings, U.S. Treasury demand notes and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on investment securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income (loss), may increase or decrease total equity capital. The total net increase in capital was $14,032,000 in 2011 after an increase of $4,893,000 in 2010. Approximately 66.9% of the increase in equity capital in 2011 related to an increase in accumulated other comprehensive income (loss) due to market fluctuations, while approximately 79.7% of the increase in equity capital in 2010 related to an increase in retained earnings. The accumulated other comprehensive income (loss) amounted to $7,757,000 in 2011 and $(1,633,000) in 2010. The Corporation had 242,517 shares of common stock as of December 31, 2011, and 243,540 shares of common stock as of December 31, 2010, at a cost of $6,069,000 and $6,103,000, respectively, as treasury stock.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 11.57% for 2011, 10.98% for 2010, and 10.88% for 2009. Refer to Performance Ratios on page 17 — Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 11 reflects risk-based capital ratios and the leverage ratio for our Corporation and Bank. The Corporation’s leverage ratio was 8.07% at December 31, 2011 and 7.44% at December 31, 2010.

The Corporation has consistently maintained regulatory capital ratios at or above the “well capitalized” standards. For additional information on capital ratios, see Note 16 — Regulatory Matters on page 69. As Table 11 indicates, the risk-based capital ratios for both the Corporation and the Bank increased over the prior year. The risk-based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk-based capital ratio is credit risk exposure associated with off-balance sheet contracts and commitments.

Table 11 — Capital Ratios

	December 31, 2011		December 31, 2010
	Corporation	Bank	Corporation	Bank
Risk-Based Capital:
Tier I risk-based capital ratio	11.99%	12.57%	10.85%	11.52%
Total risk-based capital ratio (Tier 1 and Tier 2)	13.09%	13.64%	11.87%	12.53%
Leverage Ratio:
Tier I capital to average assets	8.07%	8.59%	7.44%	8.02%

LIQUIDITY MANAGEMENT

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Liquidity is needed to provide the funding requirements of depositor’s withdrawals, loan growth, and other operational needs. Asset liquidity is provided by investment securities maturing in one year or less, other short-term investments, federal funds sold, and cash and due from banks. At year-end 2011, cash and due from banks decreased to $10,179,000 from $11,905,000. The liquidity is augmented by repayment of loans and cash flows from the mortgage backed securities.

Liability liquidity is accomplished by maintaining a core deposit base, acquired by attracting new deposits and retaining maturing deposits. Also, short-term borrowings provide funds to meet liquidity.

Management feels its current liquidity position is satisfactory given the fact that the Corporation has a very stable core deposit base which has increased annually. Secondly, the Corporation’s loan payments and principal paydowns on its mortgage backed securities provide a steady source of funds. Also, short-term investments and maturing investments represent additional sources of liquidity.

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

The following table represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2011.

(Amounts in thousands)

	Less than	1 - 3	3 -5	Over
Contractual Obligations	1 Year	Years	Years	5 Years	Total

Time deposits	$135,711	$90,269	$26,151	$—	$252,131
Securities sold under agreement to repurchase	18,132	—	—	—	18,132
FHLB borrowings	28,750	32,750	13,000	2,000	76,500
Commitments to grant loans[1]	5,703	—	—	—	5,703
Commitments to fund loans for secondary market mortgages	1,311	—	—	—	1,311
Unfunded commitments on lines of credit[1]	47,445	—	—	—	47,445
Purchase obligations of loan participations[1]	8,000	—	—	—	8,000
Financial standby letters of credit[1]	789	—	—	—	789
Performance standby letters of credit[1]	4,370	—	—	—	4,370
Purchase and building commitments	6,080	—	—	—	6,080
Operating lease obligations	187	305	189	2,394	3,075
Capital lease obligations	108	406	290	—	804
	$256,586	$123,730	$39,630	$4,394	$424,340

1The Corporation does not expect all of the commitments and letters of credit to be fully funded. The total commitments amount related to these contractual obligations does not necessarily represent future cash requirements.

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Corporation’s market risk is composed primarily of interest rate risk. The Corporation’s interest rate risk results from timing differences in the repricing of assets, liabilities, off-balance sheet instruments, and changes in relationships between ratio indices and the potential exercise of explicit or embedded options.

Increases in the level of interest rates also may adversely affect the fair value of the Corporation’s securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Corporation’s interest-earning assets, which could adversely affect the Corporation’s results of operations if sold, or, in the case of interest earning assets classified as available-for-sale, the Corporation’s stockholders’ equity, if retained. Under FASB ASC 320-10, Investment Debt and Equity Securities, changes in the unrealized gains and losses, net of taxes, on securities classified as available-for-sale will be reflected in the Corporation’s stockholders’ equity. The Corporation does not own any trading assets.

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 12 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2011. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 12 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2011 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Table 12 — Interest Rate Sensitivity Analysis

(Amounts in thousands)

	December 31, 2011
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total

Assets	$185,827	$342,096	$239,585	$51,038	$818,546

Liabilities/Stockholders’ Equity	207,178	333,509	182,444	95,415	818,546

Interest Rate Sensitivity Gap	$(21,351)	$8,587	$57,141	$(44,377)

Cumulative Gap	$(21,351)	$(12,764)	$44,377

Earnings at Risk

The Bank’s Asset/Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Corporation’s Board of Directors. The Corporation recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond interest rate sensitivity gap. Although the Corporation continues to measure its interest rate sensitivity gap, the Corporation utilizes additional modeling for interest rate risk in the overall balance sheet. Earnings at risk and economic values at risk are analyzed.

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

Table 13 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from an increase or decrease of two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease by approximately 7.0% if rates fell by two percentage points over one year. The model projects a decrease of approximately 3.7% in net interest income if rates rise by two percentage points over one year. Both of these forecasts are within the Corporation’s one year policy guidelines.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At year-end 2011, a 200 basis point immediate decrease in rates is not estimated to increase or decrease net present value. Additionally, net present value is projected to decrease by 3.0% if rates increase immediately by 200 basis points. Both scenario projections are below the Corporation’s policy limits of 35%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Table 13 — Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-year Net Income Simulation Projection
-200 bp Shock vs Stable Rate	(7.0)%
+200 bp Shock vs Stable Rate	(3.7)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
-200 bp Shock vs Stable Rate	0.0%
+200 bp Shock vs Stable Rate	(3.0)%

Table 14 — Quarterly Results of Operations (Unaudited)

(Amounts in thousands, except per share)

	Three Months Ended
2011	March 31	June 30	September 30	December 31

Interest income	$9,347	$9,330	$9,237	$9,114
Interest expense	2,516	2,463	2,340	2,086
Net interest income	6,831	6,867	6,897	7,028
Provision for loan losses	300	300	500	800
Non-interest income	963	1,059	1,343	1,066
Non-interest expense	4,304	4,472	4,431	4,488
Income before income tax expense	3,190	3,154	3,309	2,806
Income tax expense	694	611	632	615
Net income	$2,496	$2,543	$2,677	$2,191

Per share	$.46	$.47	$.49	$.40

	Three Months Ended
2010	March 31	June 30	September 30	December 31

Interest income	$9,433	$9,528	$9,585	$9,608
Interest expense	3,469	3,324	3,092	2,857
Net interest income	5,964	6,204	6,493	6,751
Provision for loan losses	200	400	1,075	900
Non-interest income	1,096	1,395	2,073	1,194
Non-interest expense	4,121	4,278	4,288	4,585
Income before income tax expense	2,739	2,921	3,203	2,460
Income tax expense	552	608	713	489
Net income	$2,187	$2,313	$2,490	$1,971

Per share	$.40	$.43	$.45	$.37

Critical Accounting Estimates

The Corporation has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Corporation applies those accounting policies in a consistent manner.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require that the Corporation make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The Corporation evaluates these estimates and assumptions on an ongoing basis and may retain outside consultants, lawyers and actuaries to assist in its evaluation.

The Corporation believes the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of its consolidated financial statements. Please refer to the discussion of the allowance for loan losses calculation under “Non-Performing Assets” and the “Allowance for Loan Losses” in the “Financial Condition” section of Management’s Discussion and Analysis. Please refer to Note 1 to the consolidated financial statements for “Income Taxes” and “Goodwill, Intangible Assets and Premium Discounts”. Please refer to Note 3 to the consolidated financial statements for the discussion on estimating other-than-temporary impairment losses on securities. Please refer to Note 14 to the consolidated financial statements for “Commitments and Contingencies”. Please refer to Note 21 to the consolidated financial statements for “Fair Values of Financial Instruments”.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. First Keystone Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Corporation and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) First Keystone Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012, expressed an unqualified opinion.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania

March 15, 2012

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
	2011	2010
ASSETS
Cash and due from banks	$8,403	$4,346
Interest-bearing deposits in other banks	1,776	4,559
Federal funds sold	—	3,000
Total cash and cash equivalents	10,179	11,905
Investment securities available-for-sale	328,824	303,902
Investment securities held-to-maturity (estimated fair value 2011- $2,666; 2010 - $6,191)	2,605	6,266
Restricted securities at cost - available-for-sale	5,189	6,363
Loans, net of unearned income	415,995	409,651
Allowance for loan losses	(5,929)	(5,701)
Net loans	410,066	403,950
Premises and equipment, net	12,725	11,842
Accrued interest receivable	4,375	4,589
Cash surrender value of bank owned life insurance	19,145	18,388
Investment in limited partnerships	1,484	1,600
Goodwill	19,133	19,133
Core deposit intangible	951	1,240
Prepaid FDIC insurance	1,427	2,005
Foreclosed assets held for resale	780	1,149
Deferred income taxes	30	2,742
Other assets	1,633	1,527
TOTAL ASSETS	$818,546	$796,601

LIABILITIES
Deposits:
Non-interest bearing	$75,489	$69,080
Interest bearing	548,860	557,815
Total deposits	624,349	626,895
Short-term borrowings	30,882	20,977
Long-term borrowings	64,339	66,400
Accrued interest and other expenses	2,857	2,976
Deferred income taxes	2,350	—
Other liabilities	677	293
TOTAL LIABILITIES	$725,454	$717,541

STOCKHOLDERS’ EQUITY
Common stock, par value $2.00 per share; authorized 10,000,000 shares; issued 5,687,767 in 2011 and 2010	$11,375	$11,375
Surplus	30,157	30,175
Retained earnings	49,872	45,246
Accumulated other comprehensive income (loss)	7,757	(1,633)
Treasury stock, at cost, 242,517 shares in 2011 and 243,540 shares in 2010	(6,069)	(6,103)

TOTAL STOCKHOLDERS’ EQUITY	93,092	79,060
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$818,546	$796,601

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Year Ended December 31,
	2011	2010	2009
INTEREST INCOME
Interest and fees on loans	$23,369	$24,401	$24,819
Interest and dividends on investment securities:
Taxable	9,729	10,386	9,218
Tax-exempt	3,865	3,223	3,550
Dividends	60	116	130
Deposits in banks	4	23	9
Federal funds sold	1	5	—
Total interest income	$37,028	$38,154	$37,726

INTEREST EXPENSE
Deposits	$6,718	$9,111	$11,364
Short-term borrowings	164	230	371
Long-term borrowings	2,523	3,401	3,830
Total interest expense	9,405	12,742	15,565
Net interest income	27,623	25,412	22,161
Provision for loan losses	1,900	2,575	800
Net interest income after provision for loan losses	$25,723	$22,837	$21,361

NON-INTEREST INCOME
Trust department	$585	$641	$475
Service charges and fees	1,305	1,489	1,662
Bank owned life insurance income	757	766	748
ATM fees and debit card income	918	804	689
Gain on sale of mortgage loans	368	825	300
Investment securities gains (losses) - net	111	163	(138)
Recovery on loss due to defalcation	—	800	—
Other	387	270	563
Total non-interest income	$4,431	$5,758	$4,299

NON-INTEREST EXPENSE
Salaries and employee benefits	$9,480	$9,049	$8,056
Occupancy, net	1,364	1,300	1,170
Furniture and equipment	439	516	504
Computer expense	997	847	642
Professional services	617	905	608
State shares tax	731	708	697
FDIC insurance	634	876	1,184
ATM and debit card fees	377	351	277
Loss due to defalcation	—	—	850
Other	3,056	2,720	2,456
Total non-interest expense	$17,695	$17,272	$16,444

Income before income tax expense	$12,459	$11,323	$9,216
Income tax expense	2,552	2,362	1,279
NET INCOME	$9,907	$8,961	$7,937

PER SHARE DATA
Net income per share:
Basic	$1.82	$1.65	$1.46
Diluted	1.82	1.65	1.46
Cash dividends per share	.97	.93	.92

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

					Accumulated
					Other
	Common		Comprehensive	Retained	Comprehensive	Treasury
	Stock	Surplus	Income	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2008	$11,375	$30,269		$38,414	$(4,671)	$(6,240)	$69,147

Comprehensive Income:
Net Income			$7,937	7,937			7,937
Change in net unrealized gains on investment securities available-for- sale, net of reclassification adjustment and tax effects			2,088		2,088		2,088
Total comprehensive income			$10,025
Cash dividends - $.92 per share				(5,005)			(5,005)
Balance at December 31, 2009	$11,375	$30,269		$41,346	$(2,583)	$(6,240)	$74,167

Comprehensive Income:
Net Income			$8,961	8,961			8,961
Change in net unrealized gains on investment securities available-for- sale, net of reclassification adjustment and tax effects			950		950		950
Total comprehensive income			$9,911
Issuance of 4,101 shares of treasury stock upon exercise of employee stock options		(94)				137	43
Cash dividends - $.93 per share				(5,061)			(5,061)
Balance at December 31, 2010	$11,375	$30,175		$45,246	$(1,633)	$(6,103)	$79,060

Comprehensive Income:
Net Income			$9,907	9,907			9,907
Change in net unrealized gains on investment securities available-for- sale, net of reclassification adjustment and tax effects			9,390		9,390		9,390
Total comprehensive income			$19,297
Issuance of 1,023 shares of treasury stock upon exercise of employee stock options		(18)				34	16
Cash dividends - $.97 per share				(5,281)			(5,281)
Balance at December 31, 2011	$11,375	$30,157		$49,872	$7,757	$(6,069)	$93,092

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$9,907	$8,961	$7,937
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,900	2,575	800
Depreciation and amortization	978	1,049	762
Premium amortization on investment securities	1,077	825	322
Discount accretion on investment securities	(1,127)	(1,344)	(1,228)
Core deposit discount amortization net of accretion	290	288	269
Deferred income tax provision (benefit)	218	244	(166)
Gain on sale of mortgage loans originated for resale	(368)	(825)	(300)
Proceeds from sale of mortgage loans originated for resale	20,115	25,433	20,130
Originations of mortgage loans originated for resale	(16,153)	(20,515)	(27,402)
(Gain) loss on sales of investment securities	(111)	(163)	138
Loss (gain) on sale of foreclosed real estate held for resale	69	(20)	(9)
Decrease (increase) in accrued interest receivable	214	(376)	15
(Increase) in cash surrender value of bank owned life insurance	(757)	(766)	(748)
(Increase) decrease in other assets - net	(105)	(72)	107
Decrease (increase) in prepaid FDIC insurance	578	775	(2,780)
(Decrease) in accrued interest and other expenses	(119)	(125)	(387)
Increase (decrease) in other liabilities - net	384	238	(181)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$16,990	$16,182	$(2,721)

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	$64,638	$32,691	$82,407
Proceeds from maturities and redemption of investment securities available-for-sale	30,562	26,381	19,672
Purchases of investment securities available-for-sale	(105,752)	(90,123)	(134,338)
Proceeds from maturities and redemption of investment securities held-to-maturity	3,683	2,737	2,017
Purchases of investment securities held-to-maturity	—	(5,036)	(4,000)
Proceeds from sales of restricted securities	1,174	1,776	—
Purchases of restricted securities	—	—	(1,461)
Proceeds from bank owned life insurance	—	—	530
Net (increase) decrease in loans	(11,658)	(10,337)	7,920
Purchases of premises and equipment	(1,830)	(1,357)	(3,023)
Purchase of investment in real estate venture	—	(1,084)	—
Proceeds from sale of foreclosed assets held for resale	433	380	441
NET CASH (USED IN) INVESTING ACTIVITIES	$(18,750)	$(43,972)	$(29,835)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	$(2,545)	$46,328	$75,957
Net increase (decrease) in short-term borrowings	9,905	3,515	(37,870)
Proceeds from long-term borrowings	5,000	7,000	13,000
Repayment of long-term borrowings	(7,061)	(23,556)	(12,051)
Proceeds from issuance of treasury stock	16	43	—
Cash dividends paid	(5,281)	(5,061)	(5,005)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$34	$28,269	$34,031

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(1,726)	$479	$1,475
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,905	11,426	9,951
CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,179	$11,905	$11,426

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of First Keystone Corporation and Subsidiary (the “Corporation”) are in accordance with accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant accounting policies follow:

Principles of Consolidation

The consolidated financial statements include the accounts of First Keystone Corporation and its wholly-owned subsidiary, First Keystone Community Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated in consolidation.

Nature of Operations

The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly-owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, government, and public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 16 full service offices and 18 Automated Teller Machines (“ATM”) located in Columbia, Luzerne, Montour and Monroe counties. The Corporation and its subsidiary must also adhere to certain federal and state banking laws and regulations and are subject to periodic examinations made by various federal agencies.

Segment Reporting

The Corporation’s subsidiary acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business, government, and public and institutional customers. Through its branch and ATM network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services through its Trust Department.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, trust and mortgage banking operations of the Corporation. Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

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

Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, impairment of goodwill and other intangible assets and foreclosed assets held for resale. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstance indicate that the previous assumptions and factors have changed. The result of the analysis could result in adjustments to the estimates.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Investment Securities

The Corporation classifies its investment securities as either “Held-to-Maturity” or “Available-for-Sale” at the time of purchase. Investment securities are accounted for on a trade date basis. Debt securities are classified as Held-to-Maturity when the Corporation has the ability and positive intent to hold the securities to maturity. Investment securities classified as Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity.

Debt securities not classified as Held-to-Maturity and equity securities are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as other comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders’ Equity. Management’s decision to sell Available-for-Sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

The cost of debt securities classified as Held-to-Maturity or Available-for-Sale is adjusted for amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income from investments. Realized gains and losses are included in net investment securities gains and losses. The cost of investment securities sold, redeemed or matured is based on the specific identification method.

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Central Bankers Bank (“ACBB”). These securities do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At December 31, 2011, the Corporation held $5,154,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2010, the Corporation held $6,328,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at December 31, 2011 and 2010.

Loans

Loans are stated at their outstanding unpaid principal balances, net of deferred fees or costs, unearned income and the allowance for loan losses. Interest on loans is recognized as income over the term of each loan, generally, by the accrual method. Loan origination fees and certain direct loan origination costs have been deferred with the net amount amortized using the interest method over the contractual life of the related loans as an interest yield adjustment.

Residential mortgage loans held for resale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse to the Corporation.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

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

Non-Accrual Loans — Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against interest income. Certain non-accrual loans may continue to perform, that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgment as to collectability of principal.

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

In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. This allowance is estimated by management and if deemed necessary, the allowance would be classified in other liabilities on the consolidated balance sheets. As of December 31, 2011 and 2010, an allowance for possible credit losses on off-balance sheet credit exposures was not recorded.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding two years. In calculating the historical component of our allowance, we aggregate loans into one of four portfolio segments: Commercial, Commercial Real Estate, Consumer and Residential. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the concentration of special mention, substandard and doubtful loans as a percentage of total loans, levels of loan concentration within the portfolio segment or division of a portfolio segment, broad economic conditions, delinquency trends, volume trends and terms, and policy and management changes.

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

Mortgage Servicing Rights

The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation may retain the right to service these loans. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The unamortized cost is included in other assets in the consolidated balance sheets. The servicing rights are periodically evaluated for impairment based on their relative fair value.

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. The real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets on the consolidated balance sheets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in non-interest income and expense on the consolidated statements of income. The total of foreclosed real estate properties amounted to $780,000 and $1,149,000 at December 31, 2011 and 2010, respectively.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (“BOLI”) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Investments in Real Estate Ventures

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $160,000 in 2011, $187,000 in 2010 and $187,000 in 2009, and the amortization of the investments in the limited partnerships were $116,000, $173,000 and $154,000 in 2011, 2010 and 2009, respectively.

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

In assessing the ultimate realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2008. At December 31, 2011 and 2010, the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as non-interest expense. At December 31, 2011 and 2010, the Corporation does not have any amounts accrued for interest and/or penalties.

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2011, and has determined there was no impairment as of that date. No assurance can be given that future impairment tests will not result in a charge to earnings.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired. The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party. Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party. The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing. The Corporation has tested the core deposit intangible included in its consolidated balance sheet at December 31, 2011 and has determined there was no impairment as of that date. No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock Based Compensation

The Corporation adopted a stock option incentive plan in 1998 (see Note 20). Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes Option Pricing Model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. The Plan expired in 2008.

Per Share Data

FASB ASC 260-10, Earnings Per Share, requires dual presentation of basic and fully diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation’s dilutive securities are limited to stock options. The most recent options issued were in December 2007.

Per share data has been adjusted retroactively for stock splits and stock dividends. The reconciliation of the numerators and denominators of the basic and diluted earnings per share follows:

	Year Ended December 31, 2011
		Weighted Average
	Net Income	Number of Shares	Per Share
	Numerators	Denominators	Amount

Net income	$9,907
Basic earnings per share:
Income available to common stockholders	$9,907	5,445	$1.82
Effect of dilutive securities:
Stock options		11
Diluted earnings per share:
Income available to common stockholders	$9,907	5,456	$1.82

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

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

Cash Flow Information

For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation considers cash classified as interest-bearing deposits with other banks as a cash equivalent since they are represented by cash accounts essentially on a demand basis. Federal funds are also included as a cash equivalent because they are generally purchased and sold for one-day periods.

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Trust Assets and Income

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

Accumulated Other Comprehensive Income (Loss)

The Corporation is required to present accumulated other comprehensive income (loss) in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income (loss) is comprised of net unrealized holding gains (losses) on the available-for-sale investment securities portfolio. The Corporation has elected to report the effects of accumulated other comprehensive income (loss) as part of the Consolidated Statements of Changes in Stockholders’ Equity.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, to amend previous guidance with respect to troubled debt restructurings (“TDR”). The ASU provides additional guidance to assist creditors with determining whether or not a restructuring constitutes a TDR. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a TDR. The amendments in the update are effective for the first interim period or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption. The adoption of the ASU did not have a material impact on the Corporation’s consolidated financial statements. For further detail on TDRs, please refer to Note 4 — Loans.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The primary purpose of the ASU is to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (“IFRS”) fair value and reporting requirements. The ASU also requires additional disclosures about transfers between level 1 and 2 of the fair value hierarchy, quantitative information for level 3 inputs, and the level of the fair value measurement hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The ASU is effective for the interim and annual periods beginning after December 15, 2011. The Corporation does not anticipate this standard will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The ASU requires presentation of the components of other comprehensive income (“OCI”) in either a continuous statement of comprehensive income or two separate but consecutive statements. The update does not change the items presented in OCI and does not affect the calculation or reporting of earnings per share (“EPS”). In December 2011, the FASB issued ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards update No. 2011-05, which deferred the effective date for the amendments to the reclassification of items out of accumulated other comprehensive income (“AOCI”). The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011, and must be applied retrospectively for all periods presented. The provisions of the update are only expected to change the manner in which the Corporation’s AOCI is disclosed.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, to simplify the current two-step goodwill impairment test in FASB ASC Topic 350-20, Intangibles – Goodwill and Other: Goodwill. The update permits entities to first perform a qualitative assessment to determine whether or not it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Corporation will adopt the standard as of January 1, 2012 and will apply the new guidance to future goodwill impairment testing. However, the Corporation does not expect the standard to have a material impact on its consolidated financial statements or its goodwill impairment evaluation.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities, to increase the disclosure requirements surrounding derivative instruments that are offset within the balance sheet pursuant to the provisions of current U.S. GAAP. The objective of the update is to provide greater comparability between issuers reporting under U.S. GAAP versus IFRS and provide users the ability to evaluate the effect of netting arrangements on a company’s financial statements. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective disclosure for all comparative periods presented. The Corporation is evaluating the impact of the ASU; however, the Corporation does not anticipate this update will have a material impact on its consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2011, 2010 and 2009, was approximately $299,000, $273,000 and $267,000, respectively.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentations used in the 2011 consolidated financial statements. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2 — RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2011, was $947,000, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset specific charges for services. At December 31, 2011, the amount of this balance was $1,769,000.

NOTE 3 — INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at December 31, 2011 and 2010:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$64,892	$2,930	$(41)	$67,781
Other	13,187	94	(6)	13,275
Obligations of state and political subdivisions	177,139	11,846	(2,200)	186,785
Corporate securities	60,263	373	(1,394)	59,242
Marketable equity securities	1,574	292	(125)	1,741
Restricted equity securities	5,189	—	—	5,189
Total	$322,244	$15,535	$(3,766)	$334,013

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$124	$4	$—	$128
Other	2,014	46	—	2,060
Obligations of state and political subdivisions	467	11	—	478
Total	$2,605	$61	$—	$2,666

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$43,673	$1,250	$(146)	$44,777
Other	7,079	47	(30)	7,096
Obligations of state and political subdivisions	182,181	2,617	(7,546)	177,252
Corporate securities	71,708	1,497	(253)	72,952
Marketable equity securities	1,725	256	(156)	1,825
Restricted equity securities	6,363	—	—	6,363
Total	$312,729	$5,667	$(8,131)	$310,265

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$142	$3	$—	$145
Other	5,027	19	(81)	4,965
Obligations of state and political subdivisions	1,097	—	(16)	1,081
Total	$6,266	$22	$(97)	$6,191

Securities Available-for-Sale with an aggregate fair value of $182,478,000 in 2011 and $186,735,000 in 2010; and securities Held-to-Maturity with an aggregate book value of $2,138,000 in 2011 and $5,799,000 in 2010, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $106,647,000 in 2011 and $109,283,000 in 2010 as required by law.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at December 31, 2011. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)

	December 31, 2011
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$2,016	$—	$—	$—	$10,757
Estimated fair value	2,030	—	—	—	10,928
Weighted average yield	1.20%	—	—	—	4.70%
1 - 5 Years:
Amortized cost	11,175	3,411	—	—	48,506
Estimated fair value	11,250	3,614	—	—	47,444
Weighted average yield	1.17%	4.77%	—	—	2.59%
5 - 10 Years:
Amortized cost	6,905	11,475	—	—	1,000
Estimated fair value	7,285	12,826	—	—	870
Weighted average yield	4.04%	5.33%	—	—	3.10%
After 10 Years:
Amortized cost	57,983	162,253	1,574	5,189	—
Estimated fair value	60,491	170,345	1,741	5,189	—
Weighted average yield	3.66%	6.30%	3.37%	0.01%	—
Total:
Amortized cost	$78,079	$177,139	$1,574	$5,189	$60,263
Estimated fair value	81,056	186,785	1,741	5,189	59,242
Weighted average yield	3.27%	6.21%	3.37%	0.01%	2.98%

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

(Amounts in thousands)

	December 31, 2011
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Held-to-Maturity:
Within 1 Year:
Amortized cost	$—	$—	$—	$—	$—
Estimated fair value	—	—	—	—	—
Weighted average yield	—	—	—	—	—
1 - 5 Years:
Amortized cost	2,014	—	—	—	—
Estimated fair value	2,060	—	—	—	—
Weighted average yield	1.41%	—	—	—	—
5 - 10 Years:
Amortized cost	124	—	—	—	—
Estimated fair value	128	—	—	—	—
Weighted average yield	2.56%	—	—	—	—
After 10 Years:
Amortized cost	—	467	—	—	—
Estimated fair value	—	478	—	—	—
Weighted average yield	—	7.14%	—	—	—
Total:
Amortized cost	$2,138	$467	$—	$—	$—
Estimated fair value	2,188	478	—	—	—
Weighted average yield	1.48%	7.14%	—	—	—

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2011. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from the sale of investments in Available-for-Sale debt and equity securities during 2011, 2010 and 2009 were $65,812,000, $34,467,000 and $82,407,000, respectively. Gross gains realized on these sales were $1,143,000, $601,000 and $1,721,000, respectively. Gross losses on these sales were $1,032,000, $438,000 and $1,859,000, respectively. There were no impairment losses in 2011, 2010 and 2009.

There were no proceeds from sale of investments in Held-to-Maturity debt and equity securities during 2011, 2010 and 2009. There were no gains or losses realized during these periods.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320, Investments - Debt and Equity Securities. In determining OTTI under the FASB ASC 320 model, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be other-than-temporary impaired at December 31, 2011 and 2010.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2011 and 2010:

December 31, 2011

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$6,118	$6	$—	$—	$6,118	$6
Federal agency backed securities	7,806	41	—	—	7,806	41
Municipal bonds	2,455	11	10,518	2,189	12,973	2,200
Corporate securities	32,162	1,185	1,791	209	33,953	1,394
Marketable equity securities	82	20	754	105	836	125
	$48,623	$1,263	$13,063	$2,503	$61,686	$3,766

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

December 31, 2010

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$7,925	$111	$—	$—	$7,925	$111
Federal agency backed securities	4,859	146	—	—	4,859	146
Municipal bonds	90,995	3,239	13,160	4,323	104,155	7,562
Corporate securities	18,414	253	—	—	18,414	253
Marketable equity securities	98	27	645	129	743	156
	$122,291	$3,776	$13,805	$4,452	$136,096	$8,228

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”) or FNMA (“Federal National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 64 securities in an unrealized loss position as of December 31, 2011 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Securities with an unrealized loss that are determined to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss included in investment securities gains (losses) expense-net on the consolidated statements of income.

Assets Measured at Fair Value on a Recurring Basis

The Corporation measures certain assets at fair value on a recurring basis. Fair value is defined as a price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. FASB ASC 820-10, Fair Value Measures and Disclosures, establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs used in determining valuations into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

A.	Level 1: Fair value is based on unadjusted quoted prices in active markets that are accessible to the Corporation for identical assets. These generally provide the most reliable evidence and are used to measure fair value whenever available.
B.	Level 2: Fair value is based on significant inputs, other than Level 1 inputs, that are observable either directly or indirectly for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, quoted market prices that are not active for identical or similar assets and other observable inputs.
C.	Level 3: Fair value is based on significant unobservable inputs. Examples of valuation methodologies that would result in Level 3 classification include option pricing models, discounted cash flows and other similar techniques.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

At December 31, 2011 and 2010, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

December 31, 2011

	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations & Agencies:
Mortgaged-backed	$—	$67,781	$—	$67,781
Other	—	13,275	—	13,275
Obligations of state and political subdivisions	—	186,785	—	186,785
Corporate securities	—	59,242	—	59,242
Marketable equity securities	1,741	—	—	1,741
Restricted equity securities	—	5,189	—	5,189
Total	$1,741	$332,272	$—	$334,013

December 31, 2010

	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations & Agencies:
Mortgaged-backed	$—	$44,777	$—	$44,777
Other	—	7,096	—	7,096
Obligations of state and political subdivisions	—	177,252	—	177,252
Corporate securities	—	72,952	—	72,952
Marketable equity securities	1,825	—	—	1,825
Restricted equity securities	—	6,363	—	6,363
Total	$1,825	$308,440	$—	$310,265

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs.

NOTE 4 — LOANS

Major classifications of loans at December 31, 2011 and 2010 consisted of:

(Amounts in thousands)

	2011	2010
Commercial, Financial and Agricultural	$21,448	$29,693
Tax-exempt	19,779	12,450
Real estate mortgages - Held-for-sale	1,356	4,950
Real estate mortgages - Consumer	129,362	127,031
Real estate mortgages - Commercial	236,645	227,147
Consumer	7,429	8,781
Gross loans	416,019	410,052
Add (deduct): Unearned discount	(331)	(675)
Net deferred loan fees and costs	307	274
Total loans, net of unearned income	$415,995	$409,651

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Activity in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009, were as follows:

(Amounts in thousands)

	2011	2010	2009
Balance, January 1	$5,701	$5,322	$5,195
Provision charged to operations	1,900	2,575	800
Loans charged off	(1,769)	(2,262)	(734)
Recoveries	97	66	61
Balance, December 31	$5,929	$5,701	$5,322

Loan risk grading is a management tool designed to identify and measure risk in the Bank’s loan portfolio. The purpose of the risk grading is to provide a uniform framework and common language to assess and monitor risk, primarily in the Bank’s commercial loan/commercial real estate loan portfolios.

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

Risk Grade 1:- CASH SECURED - PASS THROUGH AND INCLUDING Risk Grade 6:−WATCH − PASS 6:

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

Risk Grade 7:− SPECIAL MENTION

Generally, these loans or assets are currently protected, but are “Potentially Weak”. They constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard.

Assets in this category are currently protected but have potential weakness which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. No loss of principal or interest is envisioned; however they constitute an undue credit risk that may be minor but is unwarranted in light of the circumstances surrounding a specific asset. Risk is increasing beyond that at which the loan originally would have been granted. Historically, cash flows are inconsistent and financial trends show some deterioration. Liquidity and leverage are above industry averages. Financial information could be incomplete or inadequate. A Special Mention asset has potential weaknesses that deserve management's close attention.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Risk Grade 8:− SUBSTANDARD

Generally, these assets are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have “well-defined” weaknesses that jeopardize the full liquidation of the debt. There is a distinct possibility that the Bank will sustain some loss.

These loans are characterized by the distinct possibility that the Bank will sustain some loss if in the aggregate amount of substandard assets, they are not fully covered by the liquidation of the collateral used as security. Substandard loans are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral, and have a high probability of payment default, or they have other well-defined weaknesses. Such assets require more intensive supervision by Bank management.

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

	Commercial &		Commercial Real Estate		Commercial Real
	Industrial		Construction		Estate Other
	2011	2010	2011	2010	2011	2010
Grade:
1-6 Pass	$38,250	$37,991	$3,781	$5,111	$224,030	$205,941
7 Special Mention	556	1,330	—	—	3,269	8,308
8 Substandard	880	991	—	433	7,106	8,958
9 Doubtful	—	227	—	—	—	—
Add (deduct): Unearned discount	—	—	—	—	—	—
Net deferred loan fees & costs	100	74	(8)	(13)	3	35
Loans, net of unearned income	$39,786	$40,613	$3,773	$5,531	$234,408	$223,242

	Residential Real Estate
	Including Home Equity		Consumer Loans
	2011	2010	2011	2010
Grade:
1-6 Pass	$129,627	$130,477	$7,405	$8,781
7 Special Mention	—	191	—	—
8 Substandard	1,091	1,313	24	—
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount	—	—	(331)	(675)
Net deferred loan fees & costs	133	82	79	96
Loans, net of unearned income	$130,851	$132,063	$7,177	$8,202

Commercial & Industrial and Commercial Real Estate Other include loans categorized as tax free loans.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

The activity in the allowance for loan losses, by loan segment, is summarized below for the years indicated.

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011
Allowance for Loan Losses:
Beginning balance	$565	$2,769	$123	$1,501	$743	$5,701
Charge-offs	(485)	(968)	(98)	(218)	—	(1,769)
Recoveries	28	51	16	2	—	97
Provision	381	1,655	96	(57)	(175)	1,900
Ending Balance	489	3,507	137	1,228	568	5,929
Ending balance: individually evaluated for impairment	80	756	—	111	—	947
Ending balance: collectively evaluated for impairment	$409	$2,751	$137	$1,117	$568	$4,982

Financing Receivables:
Ending Balance	$39,786	$238,181	$7,177	$130,851	$—	$415,995
Ending balance: individually evaluated for impairment	122	3,211	—	855	—	4,188
Ending balance: collectively evaluated for impairment	$39,664	$234,970	$7,177	$129,996	$—	$411,807

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2010
Allowance for Loan Losses:
Beginning balance	$970	$2,213	$99	$1,734	$306	$5,322
Charge-offs	(389)	(1,585)	(95)	(193)	—	(2,262)
Recoveries	38	13	14	1	—	66
Provision	(54)	2,128	105	(41)	437	2,575
Ending Balance	565	2,769	123	1,501	743	5,701
Ending balance: individually evaluated for impairment	296	309	—	—	—	605
Ending balance: collectively evaluated for impairment	$269	$2,460	$123	$1,501	$743	$5,096

Financing Receivables:
Ending Balance	$20,969	$199,878	$7,357	$181,447	$—	$409,651
Ending balance: individually evaluated for impairment	381	3,108	—	787	—	4,276
Ending balance: collectively evaluated for impairment	$20,588	$196,770	$7,357	$180,660	$—	$405,375

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Impaired loans at December 31, 2011, 2010 and 2009 were $4,188,000, $4,276,000 and $2,948,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)
	2011	2010	2009
Gross interest due under terms	$342	$316	$242
Amount included in income	(54)	(63)	(61)
Interest income not recognized	$288	$253	$181

The Corporation’s impaired loans are summarized below for the years ended 2011 and 2010.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2011:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$43	$188	$—	$239	$—
Commercial real estate	1,319	1,505	—	1,554	12
Residential	270	280	—	286	1

With an allowance recorded:
Commercial	80	80	80	89	3
Commercial real estate	1,891	2,932	756	2,947	34
Residential	585	733	111	736	4
Total	$4,188	$5,718	$947	$5,851	$54

Total consists of:
Commercial	$123	$268	$80	$328	$3
Commercial real estate	$3,210	$4,437	$756	$4,501	$46
Residential	$855	$1,013	$111	$1,022	$5

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2010:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$29	$29	$—	$29	$—
Commercial real estate	907	942	—	937	14
Residential	787	866	—	785	19

With an allowance recorded:
Commercial	352	352	296	356	7
Commercial real estate	2,201	2,641	309	2,398	23
Residential	—	—	—	—	—
Total	$4,276	$4,830	$605	$4,505	$63

Total consists of:
Commercial	$381	$381	$296	$385	$7
Commercial real estate	$3,108	$3,583	$309	$3,335	$37
Residential	$787	$866	$—	$785	$19

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan. The average recorded investment is calculated on the daily loan balance during the period of impairment.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Financing receivables on non-accrual status and foreclosed assets as of December 31, 2011 and 2010 were as follows:

(Amounts in thousands)

	2011	2010
Commercial – real estate	$3,211	$3,108
Commercial - other	122	381
Residential	855	787
Consumer	—	—
Total non-accruing loans	4,188	4,276
Restructured loans	—	—
Total impaired loans	4,188	4,276
Loans past-due 90 days or more and still accruing	—	—
Foreclosed assets	780	1,149
Total non-performing assets	$4,968	$5,425

At December 31, 2011 and 2010, the recorded investment in impaired loans as defined by FASB ASC 310-10-35, Receivables Subsequent Measurements, was $4,188,000 and $4,276,000, and the impaired loans allowances were $947,000 and $605,000, respectively at December 31, 2011 and 2010. The average recorded balance in impaired loans during the year ended December 31, 2011 and 2010 was approximately $5,851,000 and $4,505,000, respectively.

The following tables present the aging of past-due loans by class of loans at December 31:

(Amounts in thousands)			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
2011
Commercial	$166	$21	$—	$187	$122	$39,477	$39,786
Commercial real estate	1,427	785	—	2,212	3,211	232,758	238,181
Consumer	64	62	—	126	—	7,051	7,177
Residential	1,473	353	—	1,826	855	128,170	130,851
Total	$3,130	$1,221	$—	$4,351	$4,188	$407,456	$415,995

(Amounts in thousands)			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
2010
Commercial	$740	$102	$—	$842	$381	$34,377	$35,600
Commercial real estate	999	2,149	—	3,148	3,108	227,530	233,786
Consumer	75	1	—	76	—	8,127	8,203
Residential	1,212	154	—	1,366	787	129,909	132,062
Total	$3,026	$2,406	$—	$5,432	$4,276	$399,943	$409,651

Loans past-due 90 days or more and still accruing interest were $0 at December 31, 2011 and December 31, 2010.

At December 31, 2011, there were no commitments to lend additional funds with respect to non-accrual and restructured loans.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At December 31, 2011, there were no loans classified as troubled debt restructurings.

NOTE 5 — MORTGAGE SERVICING RIGHTS

The mortgage loans sold and serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $72,130,000 and $66,006,000 at December 31, 2011 and 2010, respectively. The balances of amortized capitalized mortgage servicing rights, included in other assets at December 31, 2011 and 2010, were $421,000 and $387,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized along with the aggregate activity in the related valuation allowances:

(Amounts in thousands)

	2011	2010	2009
Balance, January 1	$387	$346	$277
Servicing asset additions	137	80	148
Amortization	(103)	(39)	(79)
Balance, December 31	$421	$387	$346

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $14,000 and $11,000 at December 31, 2011 and 2010, respectively.

NOTE 6 — PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2011 and 2010 follows:

(Amounts in thousands)

	2011	2010
Land	$1,900	$1,851
Buildings	11,376	10,158
Leasehold improvements	431	376
Equipment	7,486	8,518
	21,193	20,903
Less: Accumulated depreciation	8,468	9,061
Total	$12,725	$11,842

Depreciation amounted to $947,000 for 2011, $980,000 for 2010 and $727,000 for 2009.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017 (See Note 14). Included in buildings above is the bank building held under a capital lease with a cost of $948,000 and $951,000 at December 31, 2011 and 2010, respectively, and accumulated amortization of $667,000 and $622,000 at December 31, 2011 and 2010, respectively. Amortization of the bank building held under the capital lease was $45,000 for the year ended December 31, 2011, $46,000 for the year ended December 31, 2010 and $47,000 for the year ended December 31, 2009.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

NOTE 7 — GOODWILL, OTHER INTANGIBLE ASSETS, AND PREMIUM DISCOUNTS

Goodwill, other intangible assets, and premium discounts were comprised of the following at December 31, 2011 and 2010:

(Amounts in thousands)

	Gross		Accumulated
	Carrying Amount		Amortization/(Accretion)
	2011	2010	2011	2010
Unamortized intangible asset:
Goodwill	$19,133	$19,133	$—	$—

Core deposit intangibles	$2,218	$2,218	$1,267	$977
Premium discount (negative premium) on acquired certificates of deposit	$(385)	$(385)	$(384)	$(383)

Amortization expense of the core deposit intangibles was $290,000, $288,000 and $269,000 for each the years ended December 31, 2011, 2010 and 2009, respectively. Accretion of the premium discount (negative premium) of the acquired certificates of deposit was $1,000, $2,000, and $21,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated amortization/accretion is as follows for the years ending December 31:

(Amounts in thousands)

Amortization
of Core
Deposit Intangibles
2012	$283
2013	274
2014	274
2015	120

NOTE 8 — DEPOSITS

Major classifications of deposits at December 31, 2011 and 2010 consisted of:

(Amounts in thousands)

	2011	2010
Demand - non-interest bearing	$75,489	$69,080
Demand - interest bearing	140,645	142,364
Savings	156,084	156,670
Time, $100,000 and over	77,583	75,719
Other time	174,548	183,062
Total deposits	$624,349	$626,895

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

The following is a schedule reflecting classification and remaining maturities of time deposits of $100,000 and over at December 31, 2011:

(Amounts in thousands)

2012	$40,827
2013	12,053
2014	17,198
2015	3,149
2016 and thereafter	4,356
$77,583

Interest expense related to time deposits of $100,000 or more was $632,000 in 2011, $1,126,000 in 2010 and $2,741,000 in 2009.

At December 31, 2011, two depositors had aggregate deposits of approximately $51,981,000 as follows:

School district	$31,380,000
Tax collection	20,601,000
Total	$51,981,000

NOTE 9 — SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand. Short-term borrowings consisted of the following at December 31, 2011 and 2010:

(Amounts in thousands)	2011
			Maximum
	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$18,132	$21,593	$25,411	0.73%
Federal Home Loan Bank	12,750	1,138	12,855	0.64%
U.S. Treasury tax and loan notes	—	550	1,102	—%
Federal Discount Window	—	7	—	0.75%
Total	$30,882	$23,288	$39,368	0.70%

(Amounts in thousands)	2010
			Maximum
	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$19,948	$19,442	$25,683	1.18%
Federal Home Loan Bank	—	28	—	0.64%
U.S. Treasury tax and loan notes	1,029	473	1,056	—%
Federal Discount Window	—	—	—	—%
Total	$20,977	$19,943	$26,739	1.15%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

NOTE 10 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank (“FHLB”) and a capital lease assumed as a result of the acquisition of Pocono Community Bank in the amount of $811,000. Long term capital lease scheduled maturities as of December 31, 2011 are: $69,000 in 2012, $91,000 in 2013, $99,000 in 2014, $108,000 in 2015, $117,000 in 2016 and $105,000 thereafter for a total balance of $589,000 as of December 31, 2011.

Under terms of a blanket agreement, collateral for the loans is secured by certain qualifying assets of the Corporation’s banking subsidiary with FHLB. The principal assets are real estate mortgages with a carrying value of $323,987,000.

A schedule of long-term borrowings by maturity as of December 31, 2011 and 2010 follows:

(Amounts in thousands)

	2011	2010
Due 2011, 2.73% to 5.03%	$—	$12,000
Due 2012, 1.44% to 4.93%	16,000	16,000
Due 2013, 2.48% to 4.60%	17,000	17,000
Due 2014, 1.49% to 5.41%	8,750	3,750
Due 2015, 3.29%	7,000	7,000
Due 2016, 2.69%	5,000	—
Due 2018, 3.91% to 4.86%	8,000	8,000
Due 2028, 5.14%	2,000	2,000
	$63,750	$65,750

NOTE 11 — INCOME TAXES

The current and deferred components of the income tax provision (benefit) consisted of the following:

(Amounts in thousands)

	2011	2010	2009
Federal
Current	$2,334	$2,145	$1,484
Deferred provision (benefit)	229	240	(177)
	2,563	2,385	1,307
State
Current (benefit)	—	(27)	(40)
Deferred (benefit) provision	(11)	4	12
	(11)	(23)	(28)

Total provision for income taxes	$2,552	$2,362	$1,279

The following is a reconciliation between the actual provision for federal income taxes and the amount of federal income taxes which would have been provided at the statutory rate of 34%:

(Amounts in thousands)	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rate	$4,236	34.0%	$3,850	34.0%	$3,133	34.0%
Tax-exempt income	(1,551)	(12.4)	(1,294)	(11.4)	(1,463)	(15.9)
Non-deductible expenses	95	0.8	104	0.9	147	1.6
Tax credit from limited partnership
Less amortization - net	(120)	(1.0)	(128)	(1.1)	(134)	(1.5)
Bank owned life insurance income - net	(257)	(2.1)	(260)	(2.3)	(337)	(3.7)
Other - net	160	1.3	113	1.0	(39)	(0.3)
Applicable federal income tax and rate	$2,563	20.6%	$2,385	21.1%	$1,307	14.2%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Total federal income tax attributable to realized investment security gains (losses), net, was $38,000 in 2011, $55,000 in 2010 and $(47,000) in 2009.

The components of the net deferred tax asset (liability) at December 31, 2011 and 2010 are as follows:

(Amounts in thousands)

	2011	2010
Deferred Tax Assets:
Allowance for loan losses	$2,018	$1,928
Deferred compensation	474	456
Contributions	13	4
Non-accrual interest	15	15
Leases	105	110
Limited partnership investments	117	110
Alternative minimum tax credits	279	352
Tax credits from limited partnerships	263	385
Unrealized investment securities losses - net	—	831
Impairment loss on investment securities	50	50
Capital and net operating loss carry forwards	57	57
Total	$3,391	$4,298
Deferred Tax Liabilities:
Unrealized investment securities gains – net	$4,013	$—
Loan fees and costs	158	158
Premises and equipment (depreciation)	794	655
Accretion	411	353
Mortgage servicing rights	20	28
Intangibles	315	362
Total	5,711	1,556
Net Deferred Tax Asset (Liability)	$(2,320)	$2,742

Deferred Income Tax Asset	$30	$2,742
Deferred Income Tax Liability	(2,350)	—
Net Deferred Tax Asset (Liability)	$(2,320)	$2,742

No valuation allowance for deferred tax assets was recorded at December 31, 2011 and 2010 as management believes it is more likely than not that all deferred tax assets are to be realized based on an evaluation of the amount of taxes paid in available carry back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2008.

The Corporation has state net operating loss carry forwards of $124,000 expiring in 2030 and capital loss carry forwards of $98,000 expiring in 2015 available to offset future state and capital gain income.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

NOTE 12 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the years ended December 31, 2011, 2010 and 2009, cash payments for interest expense and income taxes were as follows:

(Amounts in thousands)

	2011	2010	2009
Interest paid on deposits and other borrowings	$9,630	$13,050	$15,874

Income taxes paid	$2,069	$1,923	$1,650

The Corporation transferred loans to foreclosed assets held for resale, net of charge-offs and adjustments, in amounts of $133,000, $1,179,000 and $762,000 in 2011, 2010 and 2009, respectively.

NOTE 13 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Under the savings feature, the Corporation matches 100% of the employee contribution up to 3% of compensation which amounted to $173,000, $166,000 and $156,000 in 2011, 2010 and 2009, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $461,000, $419,000 and $399,000 in 2011, 2010 and 2009, respectively.

The Bank also has non-qualified deferred compensation agreements with three of its officers and four retired officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank’s accrued liability for these deferred compensation agreements as of December 31, 2011 and 2010, was $1,342,000 and $1,291,000, respectively. The related expense for these agreements amounted to $147,000, $118,000 and $112,000 in 2011, 2010 and 2009, respectively.

The Bank entered into an agreement to provide post-retirement benefits to a retired employee in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Bank’s accrued liabilities for this benefit agreement as of December 31, 2011 and 2010 was $53,000 and $51,000, respectively. The related expense for this benefit agreement amounted to $2,000, $3,000 and $10,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Corporation’s banking subsidiary currently leases four branch banking facilities and one parcel of land, as well as two operation centers, under operating leases. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $287,000, $283,000 and $283,000, respectively. Minimum rental payments required under these operating leases are: 2012 - $187,000, 2013 - $119,000, 2014 - $104,000, 2015 - $82,000, 2016 - $53,000 and thereafter $2,530,000.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017. This lease has an operating lease commitment and a capital lease component. Minimum future rental payments as of December 31, 2011 under this non-cancelable operating lease component for land are due as follows and are not included in the amounts of operating lease payments above, 2012 - $39,000, 2013 - $36,000, 2014 - $36,000, 2015 - $36,000, 2016 - $36,000 and thereafter $32,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Minimum future lease payments under the capital lease component for the bank building as of December 31, 2011 for each of the next five years and in the aggregate are:

Year Ending December 31
2012	$117,000
2013	132,000
2014	132,000
2015	132,000
2016	132,000
Thereafter	107,000

Total minimum lease payments	752,000
Less amounts representing interest	163,000
Present value of net minimum lease payments	$589,000

In August 2011, the Bank entered into an agreement with a seller to acquire property consisting of three parcels of vacant land in the amount of $509,000 in Kingston, Pennsylvania. The property was acquired on February 15, 2012. As of December 31, 2011, the Bank has committed to build a new facility at an approximate cost of $1,429,000, of which $127,000 was spent in 2011.

In 2011, the Bank began work to expand its main headquarters in Berwick, Pennsylvania. As of December 31, 2011, the Bank has committed to spend $5.3 million on this facility, of which $1.1 million was spent in 2010 and 2011.

In February 2012, the Bank entered into an agreement with a seller to acquire property consisting of a parcel of land and a building in the amount of $400,000 in Shickshinny, Pennsylvania. This property is expected to be acquired in the second quarter of 2012.

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

NOTE 15 — RELATED PARTY TRANSACTIONS

Certain directors and executive officers of First Keystone Corporation and its subsidiary and companies in which they are principal owners (i.e., at least 10%) were indebted to the Corporation at December 31, 2011, 2010 and 2009. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans, comprised of directors and executive officers and their related companies consists of the following:

(Amounts in thousands)

	2011	2010	2009
Balance at January 1	$4,887	$4,451	$3,542
Additions	1,973	1,610	3,881
Deductions	(2,386)	(1,174)	(2,972)
Balance at December 31	$4,474	$4,887	$4,451

The above loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2011, 2010 and 2009, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $3,834,000, $3,318,000 and $2,653,000, respectively, on the above loans.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Deposits from certain officers and directors and/or their related companies held by the Bank amounted to $5,179,000, $3,787,000 and $8,137,000 at December 31, 2011, 2010 and 2009, respectively.

NOTE 16 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2011, $10,018,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2011 and 2010, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk Weighted Assets (as defined), and of Tier I Capital (as defined) to Average Assets (as defined).

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage Ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Amounts in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital
(to Risk Weighted Assets)	$75,143	13.64%	$44,060	8.00%	$55,075	10.00%
Tier I Capital
(to Risk Weighted Assets)	$69,204	15.57%	$22,030	4.00%	$33,045	6.00%
Tier I Capital
(to Average Assets)	$69,204	8.59%	$32,225	4.00%	$40,281	5.00%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

(Amounts in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital
(to Risk Weighted Assets)	$70,493	12.53%	$45,006	8.00%	$56,257	10.00%
Tier I Capital
(to Risk Weighted Assets)	$64,792	11.52%	$22,503	4.00%	$33,754	6.00%
Tier I Capital
(to Average Assets)	$64,792	8.02%	$32,311	4.00%	$40,388	5.00%

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2011 and 2010 were as follows:

(Amounts in thousands)

	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$62,459	$55,551
Financial standby letters of credit	$789	$805
Performance standby letters of credit	$4,370	$5,315

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied income-producing commercial properties, and residential real estate.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4 — Loans. It is management’s opinion that the loan portfolio was well balanced and diversified at December 31, 2011, to the extent necessary to avoid any significant concentration of credit risk. However, its debtor’s ability to honor their contracts may be influenced by the region’s economy.

NOTE 18 — COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

(Amounts in thousands)	Years Ended December 31,
	2011	2010	2009
Unrealized holding gains on available-for-sale investment securities arising during the period	$14,345	$1,639	$3,025
Less reclassification adjustment for net gains (losses) realized in income	111	163	(138)
Change in unrealized gains before tax effect	14,234	1,476	3,163
Tax effects	4,844	526	1,075
Net change in unrealized gains	$9,390	$950	$2,088

NOTE 19 — STOCKHOLDERS’ EQUITY

The Corporation also offers to its shareholders a Dividend Reinvestment and Stock Purchase Plan. The Corporation is authorized to issue up to 200,000 shares of its common stock under the plan. The plan provides First Keystone shareholders a convenient and economical way to purchase additional shares of common stock by reinvesting dividends. A plan participant can elect full dividend reinvestment or partial dividend reinvestment provided at least 25 shares are enrolled in the plan. In addition, plan participants may make additional voluntary cash purchases of common stock under the plan of not less than $100 per calendar quarter or more than $2,500 in any calendar quarter.

Shares of First Keystone common stock are purchased for the plan either in the open market by an independent broker on behalf of the plan, directly from First Keystone as original issue shares, or through negotiated transactions. A combination of the previous methods could also occur.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Participation in this plan by shareholders began in 2001. Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were as follows:

Year	Number of Shares
2001	3,260
2002	7,747
2003	8,000
2004	13,932
2005	21,491
2006	22,964
2007	25,900
2008	34,389
2009	39,772
2010	41,227
2011	42,277

NOTE 20 — STOCK COMPENSATION PLAN

On February 10, 1998, the Board of Directors adopted the 1998 Employee Stock Option Plan and initially reserved 100,000 shares of common stock for issuance under the plan for certain employees of the Bank. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 20,037 exercisable options issued and outstanding. Under the Plan, options are granted at fair market value and the time period during which any option granted may be exercised may not commence before six months or continue beyond the expiration of ten years after the option is awarded. Upon exercise of the stock options, shares of the Corporation’s stock are issued from Treasury Stock. The Plan expired in 2008, and therefore, no stock options are available for issuance.

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

Information about stock options outstanding at December 31, 2011, 2010 and 2009, is summarized as follows:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance at January 1	26,653	$18.46	31,723	$17.17	41,695	$16.86
Granted	—	—	—	—	—	—
Granted due to stock dividend	—	—	—	—	—	—
Exercised	(1,023)	16.30	(4,101)	10.42	—	—
Forfeited/Expired	(5,593)	19.88	(969)	10.28	(9,972)	15.85
Balance at December 31	20,037	$18.18	26,653	$18.46	31,723	$17.17

Exercisable at December 31	20,037	$18.18	26,653	$18.46	31,723	$17.17

Weighted average fair value of options granted during the year		$0.00		$0.00		$0.00

Under the terms of the stock option incentive plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2006.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Exercise prices of options outstanding as of December 31, 2011, ranged from $15.08 to $21.11 per share. The weighted average remaining contracted life is approximately 2.51 years.

The 20,037 options outstanding as December 31, 2011 have an intrinsic value, which is the amount that the value of the underlying stock exceeds the exercise price of the options of $52,000. The total intrinsic value of the options exercised during the years ended December 31, 2011, 2010 and 2009 was $1,600, $24,000 and $0, respectively. Cash received from stock options exercised for the years ended December 31, 2011, 2010 and 2009 was $16,700, $43,000 and $0, respectively.

The following table summarizes information concerning the 1998 Employee Stock Option Plan at December 31, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Year	Outstanding*	Contractual Life	Price	Exercisable	Price

2002	6,608	.75	$15.08	6,608	$15.08
2003	7,081	1.75	21.11	7,081	21.11
2005	2,098	3.75	20.95	2,098	20.95
2007	4,250	6.00	16.75	4,250	16.75

	20,037		$18.18	20,037	$18.18

*As adjusted for stock dividend noted above.

NOTE 21 — FAIR VALUES OF FINANCIAL INSTRUMENTS

FASB ASC 825-10-50, Financial Instruments - Overall - Disclosure, requires disclosure of fair value information about financial instruments, whether or not required to be recognized in the consolidated balance sheets, for which it is practicable to estimate such fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Fair value estimates derived through these techniques cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB ASC 825-10-50 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Loans

Fair values are estimated for categories of loans with similar financial characteristics. Loans were segregated by type such as commercial, tax-exempt, real estate mortgages and consumer. For estimation purposes, each loan category was further segmented into fixed and adjustable rate interest terms and also into performing and non-performing classifications.

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

For impaired loans less than $250,000 upon classification and annually at year end, the Corporation completes a Certificate of Inspection (the format was approved by the State Department of Banking and the FDIC examiners), which includes the results of an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.

The Corporation’s foreclosed asset valuation procedure requires an appraisal to be completed periodically with the exception of those cases which the Corporation has obtained a sales agreement.

Cash Surrender Value of Bank Owned Life Insurance

Fair value is equal to the cash surrender value of life insurance policies.

Deposits

Under FASB ASC 825-10-50, the fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at December 31, 2011 and 2010.

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

Commitments to Extend Credit and Standby Letters of Credit

Management estimates that there are no material differences between the notional amount and the estimated fair value of those off-balance sheet items since they are primarily composed of unfunded loan commitments which are generally priced at market at the time of funding.

There were no transfers amongst valuation levels in 2011 and 2010. At December 31, 2011 and 2010, the carrying values and estimated fair values of financial instruments of the Corporation are presented in the table below:

(Amounts in thousands)	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$8,403	$8,403	$4,346	$4,346
Short-term investments	1,776	1,776	7,559	7,559
Investment securities – available-for-sale	334,013	334,013	310,265	310,265
Investment securities – held-to-maturity	2,605	2,666	6,266	6,191
Net loans	410,066	410,033	403,950	408,984
Accrued interest receivable	4,375	4,375	4,589	4,589
Cash surrender value of bank owned life insurance	19,145	19,145	18,388	18,388

FINANCIAL LIABILITIES:
Deposits	624,349	624,758	626,895	610,632
Short-term borrowings	30,882	30,882	20,977	20,977
Long-term borrowings	64,339	69,055	66,400	69,869
Accrued interest and other expenses	2,857	2,857	2,976	2,976

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit		62,459		55,551
Financial standby letters of credit		789		805
Performance standby letters of credit		4,370		5,315

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

NOTE 22 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS
(Amounts in thousands)	December 31
	2011	2010
ASSETS
Cash in subsidiary bank	$3,638	$2,879
Investment in subsidiary bank	96,998	83,513
Investment in other equity securities	1,741	1,825
Prepayments and other assets	234	538
TOTAL ASSETS	$102,611	$88,755

LIABILITIES
Advance from subsidiary bank	$9,519	$9,695
TOTAL LIABILITIES	$9,519	$9,695

STOCKHOLDERS’ EQUITY
Common stock	$11,375	$11,375
Surplus	30,157	30,175
Retained earnings	49,872	45,246
Accumulated other comprehensive gain (loss)	7,757	(1,633)
Treasury stock, at cost	(6,069)	(6,103)
TOTAL STOCKHOLDERS’ EQUITY	$93,092	$79,060

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,611	$88,755

STATEMENTS OF INCOME
(Amounts in thousands)	Year Ended December 31
	2011	2010	2009
INCOME
Dividends from subsidiary bank	$5,867	$5,867	$5,427
Dividends - other	58	51	57
Securities (losses)	(74)	(81)	(295)
Interest	9	14	14
Miscellaneous income	6	—	—
TOTAL INCOME	$5,866	$5,851	$5,203

OPERATING EXPENSES	128	131	67
Income Before Taxes and Equity in Undistributed Net Income of Subsidiary	$5,738	$5,720	$5,136
Income tax expense (benefit)	(34)	(78)	(81)
Income Before Equity in Undistributed Net Income of Subsidiary	$5,772	$5,798	$5,217
Equity in Undistributed Net Income of Subsidiary	4,135	3,163	2,720

NET INCOME	$9,907	$8,961	$7,937

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

STATEMENTS OF CASH FLOWS
(Amounts in thousands)	Year Ended December 31
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$9,907	$8,961	$7,937
Adjustments to reconcile net income to net cash provided by operating activities:
Securities losses	74	81	295
Deferred income tax benefit	—	31	59
Equity in (excess of) undistributed net income of subsidiary	(4,135)	(3,163)	(2,720)
Decrease (increase) in prepaid expenses and other assets	277	(36)	(86)
(Decrease) increase in advances payable to subsidiary bank - net operating	(176)	(97)	193
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,947	$5,777	$5,678

INVESTING ACTIVITIES
Purchase of equity securities	$—	$(19)	$(237)
Proceeds from sales of equity securities	77	240	83
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$77	$221	$(154)

FINANCING ACTIVITIES
Proceeds from issuance of treasury stock	$16	$43	$—
Cash dividends paid	(5,281)	(5,061)	(5,005)
NET CASH (USED IN) FINANCING ACTIVITIES	$(5,265)	$(5,018)	$(5,005)

INCREASE IN CASH AND CASH EQUIVALENTS	$759	$980	$519
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,879	1,899	1,380
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,638	$2,879	$1,899

NOTE 23 — LOSS DUE TO DEFALCATION

The Corporation recorded a loss in the amount of $850,000, or $561,000 net of tax, for the year ended December 31, 2009. It was determined by management through an internal investigation that the defalcation was the result of unauthorized activities of an employee (non-officer) of the Bank who has been terminated. The defalcation was a covered loss with insurance, less the deductible. In September 2010, a final agreement was entered into with the insurance carrier and the Corporation recognized a recovery of $800,000 due to the defalcation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION

We have audited First Keystone Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Keystone Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, First Keystone Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania
March 15, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

The management of First Keystone Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934). The Corporation’s internal control system was designed to provide reasonable assurance to the Corporation’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. This report can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

There was no information required on Form 8-K during this quarter that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Information As To Directors and Nominees,” “Principal Officers of the Bank and the Corporation,” “Committees of the Board of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 23, 2012.

CODE OF ETHICS

The Corporation has adopted a Directors and Senior Management Code of Ethics, which applies to all members of the Board of Directors and to senior officers of the Corporation. It can be found on the Investor Relations section of our website at www.firstkeystonecorporation.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation”, “Compensation Discussion and Analysis (CD&A)”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 23, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Share Ownership” is incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 23, 2012.

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	20,037	$18.18	—

Equity compensation plans not approved by shareholders	—	—	—

Total	20,037	$18.18	—

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Related Person Transactions” and “Governance of the Company” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 23, 2012.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Report of the Audit Committee” and “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 23, 2012.

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

3.  Exhibits

Exhibits required by Item 601 of Regulation S:

Exhibit Number Referred to
Item 601 of Regulation S-K	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated January 14, 2011).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 9, 2007).

21	List of Subsidiaries of the Issuer, filed with this annual report on Form 10-K.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed with this annual report on Form 10-K.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed with this annual report on Form 10-K.

32.1	Section 1350 Certification of Chief Executive Officer, filed with this annual report on Form 10-K.

32.2	Section 1350 Certification of Chief Financial Officer, filed with this annual report on Form 10-K.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

***In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation’s principal executive offices.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST KEYSTONE CORPORATION

/s/ Matthew P. Prosseda
Matthew P. Prosseda
Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 15, 2012
John E. Arndt, Secretary/Director	Date

/s/ J. Gerald Bazewicz	March 15, 2012
J. Gerald Bazewicz, President/Director	Date

/s/ Don E. Bower	March 15, 2012
Don E. Bower, Director	Date

/s/ Robert A. Bull	March 15, 2012
Robert A. Bull, Director	Date

/s/ Robert E. Bull	March 15, 2012
Robert E. Bull, Chairman/Director	Date

/s/ Joseph B. Conahan, Jr.	March 15, 2012
Joseph B. Conahan, Jr., Director	Date

/s/ Jerome F. Fabian	March 15, 2012
Jerome F. Fabian, Director	Date

/s/ John G. Gerlach	March 15, 2012
John G. Gerlach, Director	Date

/s/ Diane C.A. Rosler	March 15, 2012
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 15, 2012
David R. Saracino, Director	Date

/s/ Toney C. Horst	March 15, 2012
Toney C. Horst, Controller	Date
(Principal Accounting Officer)

[THIS PAGE INTENTIONALLY LEFT BLANK]