Form 10-Q
period 2012-03-31
FIRST KEYSTONE CORP
filed 2012-05-10
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Common Stock, $2 Par Value, 5,446,037 shares as of May 4, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$6,964	$8,403
Interest-bearing deposits in other banks	3,958	1,776
Total cash and cash equivalents	10,922	10,179
Investment securities available-for-sale	327,456	328,824
Investment securities held-to-maturity (estimated fair value of $2,656 in 2012 and $2,666 in 2011)	2,598	2,605
Restricted securities at cost - available-for-sale	4,931	5,189
Loans, net of unearned income	420,187	415,995
Allowance for loan losses	(5,964)	(5,929)
Net loans	414,223	410,066
Premises and equipment, net	14,311	12,725
Accrued interest receivable	4,467	4,375
Cash surrender value of bank owned life insurance	19,329	19,145
Investment in limited partnerships	1,430	1,484
Goodwill	19,133	19,133
Core deposit intangible	880	951
Prepaid FDIC insurance	1,314	1,427
Foreclosed assets held for resale	780	780
Deferred income taxes	14	30
Other assets	1,905	1,633
TOTAL ASSETS	$823,693	$818,546

LIABILITIES
Deposits:
Non-interest bearing	$84,131	$75,489
Interest bearing	554,674	548,860
Total Deposits	638,805	624,349
Short-term borrowings	18,586	30,882
Long-term borrowings	64,323	64,339
Accrued interest and other expenses	3,175	2,857
Deferred income taxes	2,852	2,350
Other liabilities	334	677
TOTAL LIABILITIES	$728,075	$725,454

STOCKHOLDERS’ EQUITY
Common stock, par value $2.00 per share; authorized 10,000,000 shares; issued 5,687,767 in 2012 and 2011	$11,375	$11,375
Surplus	30,142	30,157
Retained earnings	51,167	49,872
Accumulated other comprehensive income	8,976	7,757
Treasury stock, at cost, 241,730 shares in 2012 and 242,517 shares in 2011	(6,042)	(6,069)

TOTAL STOCKHOLDERS’ EQUITY	95,618	93,092
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$823,693	$818,546

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

(Amounts in thousands, except per share data)

	2012	2011
INTEREST INCOME
Interest and fees on loans	$5,671	$5,845
Interest and dividend income on investment securities	3,256	3,500
Deposits in banks	0	2
Total interest income	$8,927	$9,347

INTEREST EXPENSE
Deposits	$1,305	$1,839
Short-term borrowings	29	50
Long-term borrowings	573	627
Total interest expense	$1,907	$2,516

Net interest income	$7,020	$6,831
Provision for loan losses	400	300
Net interest income after provision for loan losses	$6,620	$6,531

NON-INTEREST INCOME
Trust department	$190	$140
Service charges and fees	286	316
Bank owned life insurance income	183	190
ATM fees and debit card income	243	210
Gain on sale of mortgage loans	160	40
Investment securities gains (losses) - net	30	(75)
Other	112	142
Total non-interest income	$1,204	$963

NON-INTEREST EXPENSE
Salaries and employee benefits	$2,622	$2,283
Occupancy, net	345	354
Furniture and equipment	111	100
Computer expense	252	234
Professional services	170	153
State shares tax	180	183
FDIC insurance	126	245
ATM and debit card fees	110	144
Other	669	608
Total non-interest expense	$4,585	$4,304

Income before income taxes expense	$3,239	$3,190
Income tax expense	583	694
NET INCOME	$2,656	$2,496

PER SHARE DATA
Net Income Per Share:
Basic	$.49	$.46
Diluted	.49	.46
Cash dividends per share	.25	.24

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except per share data)					Accumulated
					Other
	Common		Comprehensive	Retained	Comprehensive	Treasury
	Stock	Surplus	Income	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2010	$11,375	$30,175		$45,246	$(1,633)	$(6,103)	$79,060
Comprehensive Income:
Net Income			$2,496	2,496			2,496
Change in net unrealized gains (losses) on investment securities available-for- sale, net of reclassification adjustment and tax effects			(1,054)		(1,054)		(1,054)
Total comprehensive income			$1,442
Issuance of 65 shares treasury stock upon exercise of employee stock options		(2)				2
Cash dividends - $.24 per share				(1,307)			(1,307)
Balance at March 31, 2011	$11,375	$30,173		$46,435	$(2,687)	$(6,101)	$(79,195)

Balance at December 31, 2011	$11,375	$30,157		$49,872	$7,757	$(6,069)	$93,092
Comprehensive Income:
Net Income			$2,656	2,656			2,656
Change in net unrealized gains (losses) on investment securities available-for- sale, net of reclassification adjustment and tax effects			1,219		1,219		1,219
Total comprehensive income			$3,875
Issuance of 787 shares treasury stock upon exercise of employee stock options		(15)				27	12
Cash dividends - $.25 per share	(1,361)			(1,361)
Balance at March 31, 2012	$11,375	$30,142		$51,167	$8,976	$(6,042)	$95,618

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)	Three Months Ended
	March 31,	March 31,
	2012	2011
Net Income	$2,656	$2,496
Other comprehensive income (losses):
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period	1,893	(1,669)
Less reclassification adjustment for net gains (losses) realized in income	30	(75)
Change in unrealized gains (losses) before tax effect	1,863	(1,594)
Tax effects	(644)	(540)
Net change in unrealized gains (losses)	1,219	(1,054)
Comprehensive Income	$3,875	$1,442

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2012 AND 2011

(Unaudited)

(Amounts in thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$2,656	$2,496
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	300
Depreciation and amortization	275	228
Premium amortization on investment securities	323	278
Discount accretion on investment securities	(231)	(294)
Core deposit discount amortization net of accretion	71	72
Deferred income tax (benefit) provision	(116)	40
(Gain) loss on sale of mortgage loans originated for resale	(159)	(40)
Proceeds from sale of mortgage loans originated for resale	5,092	4,697
Originations of mortgage loans originated for resale	(6,726)	(4,252)
(Gain) loss on sales of investment securities	(30)	75
(Gain) loss on sale of foreclosed real estate held for resale	(12)	0
(Increase) decrease in accrued interest receivable	(92)	311
(Increase) decrease in cash surrender value of bank owned life insurance	(184)	(190)
(Increase) decrease in other assets – net	(272)	(691)
Decrease (increase) in prepaid FDIC insurance	113	206
Increase (decrease) in accrued interest and other expenses	318	282
(Decrease) increase in other liabilities	(343)	(101)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,083	$3,417

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	8,711	44,129
Proceeds from maturities and redemptions of investment securities available-for-sale	8,559	7,467
Purchases of investment securities available-for-sale	(14,109)	(42,169)
Proceeds from maturities and redemption of
investment securities held-to-maturity	5	39
Proceeds from the redemption of restricted securities	258	317
Net (increase) decrease in loans	(2,791)	(1,193)
Purchases of premises and equipment	(1,829)	(389)
Proceeds from sale of foreclosed assets held for resale	61	0
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(1,135)	$8,201

FINANCING ACTIVITIES
Net increase (decrease) in deposits	$14,456	$(546)
Net (decrease) increase in short-term borrowings	(12,296)	3,757
Proceeds from long-term borrowings	0	5,000
Repayment of long-term borrowings	(16)	(15)
Proceeds from issuance of treasury stock	12	0
Cash dividends paid	(1,361)	(1,307)
NET CASH PROVIDED BY FINANCING ACTIVITIES	$795	$6,889

INCREASE IN CASH AND CASH EQUIVALENTS	743	18,507
CASH AND CASH EQUIVALENTS, BEGINNING	10,179	11,905
CASH AND CASH EQUIVALENTS, ENDING	$10,922	$30,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for:
Cash paid during period for interest	$1,997	$2,614
Income taxes paid	0	0

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Debt securities not classified as Held-to-Maturity and equity securities are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as accumulated other comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders’ Equity. Management’s decision to sell Available-for-Sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Central Bankers Bank (“ACBB”). These securities do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At March 31, 2012, the Corporation held $4,896,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2011, the Corporation held $5,154,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at March 31, 2012 and December 31, 2011.

Loans

Loans are stated at their outstanding unpaid principal balances, net of deferred fees or costs, unearned income and the allowance for loan losses. Interest on loans is recognized as income over the term of each loan, generally, by the accrual method. Loan origination fees and certain direct loan origination costs have been deferred with the net amount amortized using the straight line method or the interest method over the contractual life of the related loans as an interest yield adjustment.

Residential mortgage loans held for resale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse to the Corporation.

Past-Due Loans — Generally, a loan is considered to be past-due when scheduled loan payments are in arrears 15 days or more. Delinquent notices are generated automatically when a loan is 15 days past-due. Collection efforts continue on past-due loans that have not been satisfied, when it is believed that some chance exists for improvement in the status of the loan. Past-due loans are continually evaluated with the determination for charge-off being made when no reasonable chance remains that the status of the loan can be improved.

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

In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. This allowance is estimated by management and if deemed necessary, the allowance would be classified in other liabilities on the consolidated balance sheets. As of March 31, 2012 and December 31, 2011, an allowance for possible credit losses on off-balance sheet credit exposures was not recorded.

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

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. The real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets on the consolidated balance sheets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in non-interest income and expense on the consolidated statements of income. The total of foreclosed real estate properties amounted to $780,000 at March 31, 2012 and December 31, 2011.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (“BOLI”) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

Investments in Real Estate Ventures

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $277,000 in 2012 and $160,000 in 2011, and the amortization of the investments in the limited partnerships were $53,000 in the first quarter of 2012 and $29,000 in the first quarter of 2011.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2008. At March 31, 2012 and December 31, 2011, the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as non-interest expense. At March 31, 2012 and December 31, 2011, the Corporation does not have any amounts accrued for interest and/or penalties.

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2011, and has determined there was no impairment as of that date or as of March 31, 2012. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired. The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party. Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party. The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing. The Corporation has tested the core deposit intangible included in its consolidated balance sheet at December 31, 2011 and has determined there was no impairment as of that date or as of March 31, 2012. No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock Based Compensation

The Corporation adopted a stock option incentive plan in 1998. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes Option Pricing Model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. The Plan expired in 2008, and therefore, no stock options are available for issuance. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 19,250 exerciseable options issued and outstanding as of March 31, 2012.

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The primary purpose of the ASU is to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (“IFRS”) fair value and reporting requirements. The ASU also requires additional disclosures about transfers between level 1 and 2 of the fair value hierarchy, quantitative information for level 3 inputs, and the level of the fair value measurement hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The ASU was effective for the interim and annual periods beginning after December 15, 2011. The adoption of the standard did not have a material impact on the Corporation’s consolidated financial statements. See Notes 2 and 8 for further information.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The ASU requires presentation of the components of other comprehensive income (“OCI”) in either a continuous statement of comprehensive income or two separate but consecutive statements. The update does not change the items presented in OCI and does not affect the calculation or reporting of earnings per share (“EPS”). In December 2011, the FASB issued ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards update No. 2011-05, which deferred the effective date for the amendments to the reclassification of items out of accumulated other comprehensive income (“AOCI”). The guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2011, and must be applied retrospectively for all periods presented. Upon adoption of this standard, the Corporation presented total other comprehensive income and the components of other comprehensive income in a separate statement of comprehensive income.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, to simplify the current two-step goodwill impairment test in FASB ASC Topic 350-20, Intangibles – Goodwill and Other: Goodwill. The update permits entities to first perform a qualitative assessment to determine whether or not it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Corporation adopted the standard as of January 1, 2012 and will apply the new guidance to future goodwill impairment testing. The adoption of the standard did not have a material impact on the Corporation’s consolidated financial statements or its goodwill impairment evaluation.

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

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the three months ended March 31, 2012 and 2011, was approximately $80,000 and $58,000, respectively.

Reclassifications

The Corporation reclassified certain immaterial amounts in the consolidated statements of income. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2 — INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at March 31, 2012 and December 31, 2011:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$59,381	$2,782	$(14)	$62,149
Other	16,369	111	(1)	16,479
Obligations of state and political subdivisions	176,950	11,803	(1,377)	187,376
Corporate securities	59,550	650	(647)	59,553
Marketable equity securities	1,574	367	(42)	1,899
Restricted equity securities	4,931	0	0	4,931
Total	$318,755	$15,713	$(2,081)	$332,387

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$119	$4	$0	$123
Other	2,012	42	0	2,054
Obligations of state and political subdivisions	467	12	0	479
Total	$2,598	$58	$0	$2,656

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$64,892	$2,930	$(41)	$67,781
Other	13,187	94	(6)	13,275
Obligations of state and political subdivisions	177,139	11,846	(2,200)	186,785
Corporate securities	60,263	373	(1,394)	59,242
Marketable equity securities	1,574	292	(125)	1,741
Restricted equity securities	5,189	0	0	5,189
Total	$322,244	$15,535	$(3,766)	$334,013

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$124	$4	$0	$128
Other	2,014	46	0	2,060
Obligations of state and political subdivisions	467	11	0	478
Total	$2,605	$61	$0	$2,666

Securities Available-for-Sale with an aggregate fair value of $184,654,000 at March 31, 2012 and $182,478,000 at December 31, 2011; and securities Held-to-Maturity with an aggregate book value of $1,131,000 at March 31, 2012 and $2,138,000 at December 31, 2011, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $101,743,000 at March 31, 2012 and $106,647,000 at December 31, 2011.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at March 31, 2012 and December 31, 2011. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)
	March 31, 2012
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$2,008	$0	$0	$0	$13,505
Estimated fair value	2,017	0	0	0	13,747
Weighted average yield	1.20%	0	0	0	4.53%
1 - 5 Years:
Amortized cost	12,160	3,417	0	0	42,131
Estimated fair value	12,255	3,625	0	0	42,011
Weighted average yield	1.03%	4.77%	0	0	2.33%
5 - 10 Years:
Amortized cost	6,271	11,981	0	0	3,914
Estimated fair value	6,647	13,356	0	0	3,795
Weighted average yield	3.93%	5.33%	0	0	3.52%
After 10 Years:
Amortized cost	55,311	161,552	1,574	4,931	0
Estimated fair value	57,709	170,395	1,899	4,931	0
Weighted average yield	3.53%	6.30%	3.52%	0.04%	0
Total:
Amortized cost	$75,750	$176,950	$1,574	$4,931	$59,550
Estimated fair value	78,628	187,376	1,899	4,931	59,553
Weighted average yield	3.10%	6.20%	3.52%	0.04%	2.91%

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

(Amounts in thousands)
	March 31, 2012
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Held-to-Maturity:
Within 1 Year:
Amortized cost	$0	$0	$0	$0	$0
Estimated fair value	0	0	0	0	0
Weighted average yield	0	0	0	0	0
1 - 5 Years:
Amortized cost	2,012	0	0	0	0
Estimated fair value	2,054	0	0	0	0
Weighted average yield	1.38%	0	0	0	0
5 - 10 Years:
Amortized cost	119	0	0	0	0
Estimated fair value	123	0	0	0	0
Weighted average yield	2.56%	0	0	0	0
After 10 Years:
Amortized cost	467	0	0	0	0
Estimated fair value	479	0	0	0	0
Weighted average yield	7.14%	0	0	0	0
Total:
Amortized cost	$2,598	$0	$0	$0	$0
Estimated fair value	2,656	0	0	0	0
Weighted average yield	2.47%	0	0	0	0

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

(Amounts in thousands)
	December 31, 2011
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$2,016	$0	$0	$0	$10,757
Estimated fair value	2,030	0	0	0	10,928
Weighted average yield	1.20%	0	0	0	4.70%
1 - 5 Years:
Amortized cost	11,175	3,411	0	0	48,506
Estimated fair value	11,250	3,614	0	0	47,444
Weighted average yield	1.17%	4.77%	0	0	2.59%
5 - 10 Years:
Amortized cost	6,905	11,475	0	0	1,000
Estimated fair value	7,285	12,826	0	0	870
Weighted average yield	4.04%	5.33%	0	0	3.10%
After 10 Years:
Amortized cost	57,983	162,253	1,574	5,189	0
Estimated fair value	60,491	170,345	1,741	5,189	0
Weighted average yield	3.66%	6.30%	3.37%	0.01%	0
Total:
Amortized cost	$78,079	$177,139	$1,574	$5,189	$60,263
Estimated fair value	81,056	186,785	1,741	5,189	59,242
Weighted average yield	3.27%	6.21%	3.37%	0.01%	2.98%

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

(Amounts in thousands)
	December 31, 2011
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Held-to-Maturity:
Within 1 Year:
Amortized cost	$0	$0	$0	$0	$0
Estimated fair value	0	0	0	0	0
Weighted average yield	0	0	0	0	0
1 - 5 Years:
Amortized cost	2,014	0	0	0	0
Estimated fair value	2,060	0	0	0	0
Weighted average yield	1.41%	0	0	0	0
5 - 10 Years:
Amortized cost	124	0	0	0	0
Estimated fair value	128	0	0	0	0
Weighted average yield	2.56%	0	0	0	0
After 10 Years:
Amortized cost	0	467	0	0	0
Estimated fair value	0	478	0	0	0
Weighted average yield	0	7.14%	0	0	0
Total:
Amortized cost	$2,138	$467	$0	$0	$0
Estimated fair value	2,188	478	0	0	0
Weighted average yield	1.48%	7.14%	0	0	0

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated stockholders’ equity at March 31, 2012. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from the sale of investments in Available-for-Sale debt and equity securities during the first quarter of 2012 and 2011 were $8,711,000 and $44,129,000, respectively. Gross gains realized on these sales were $35,000 and $650,000, respectively. Gross losses on these sales were $5,000 and $725,000, respectively. There were no impairment losses in the first quarter of 2012 and 2011.

There were no proceeds from sale of investments in Held-to-Maturity debt and equity securities during the first quarter of 2012 and 2011. There were no gains or losses realized during these periods.

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

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be other-than-temporary impaired at March 31, 2012 and December 31, 2011.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of March 31, 2012 and December 31, 2011:

March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$1,997	$1	$0	$0	$1,997	$1
Federal agency backed securities	5,084	14	0	0	5,084	14
Municipal bonds	1,755	22	9,949	1,356	11,704	1,378
Corporate securities	17,505	342	4,753	305	22,258	647
Marketable equity securities	14	2	380	39	394	41
	$26,355	$381	$15,082	$1,700	$41,437	$2,081

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$6,118	$6	$0	$0	$6,118	$6
Federal agency backed securities	7,806	41	0	0	7,806	41
Municipal bonds	2,455	11	10,518	2,189	12,973	2,200
Corporate securities	32,162	1,185	1,791	209	33,953	1,394
Marketable equity securities	82	20	754	105	836	125
	$48,623	$1,263	$13,063	$2,503	$61,686	$3,766

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”) or FNMA (“Federal National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 42 securities in an unrealized loss position as of March 31, 2012 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

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

Assets Measured at Fair Value on a Recurring Basis

The Corporation measures certain assets at fair value on a recurring basis. Fair value is defined as a price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. FASB ASC 820-10, Fair Value Measures and Disclosures, establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs used in determining valuations into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

A.	Level 1: Fair value is based on unadjusted quoted prices in active markets that are accessible to the Corporation for identical assets. These generally provide the most reliable evidence and are used to measure fair value whenever available.
B.	Level 2: Fair value is based on significant inputs, other than Level 1 inputs, that are observable either directly or indirectly for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, quoted market prices that are not active for identical or similar assets and other observable inputs.
C.	Level 3: Fair value is based on significant unobservable inputs. Examples of valuation methodologies that would result in Level 3 classification include option pricing models, discounted cash flows and other similar techniques.

At March 31, 2012 and December 31, 2011, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

March 31, 2012
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations & Agencies:
Mortgaged-backed	$0	$62,149	$0	$62,149
Other	0	16,479	0	16,479
Obligations of state and political subdivisions	0	187,376	0	187,376
Corporate securities	0	59,553	0	59,553
Marketable equity securities	1,899	0	0	1,899
Restricted equity securities	0	4,931	0	4,931
Total	$1,899	$330,488	$0	$332,387

December 31, 2011
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations & Agencies:
Mortgaged-backed	$0	$67,781	$0	$67,781
Other	0	13,275	0	13,275
Obligations of state and political subdivisions	0	186,785	0	186,785
Corporate securities	0	59,242	0	59,242
Marketable equity securities	1,741	0	0	1,741
Restricted equity securities	0	5,189	0	5,189
Total	$1,741	$332,272	$0	$334,013

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs. There were no transfers between Level 1 and Level 2 during the quarter ended March 31, 2012.

NOTE 3 — LOANS

Major classifications of loans at March 31, 2012 and December 31, 2011 consisted of:

(Amounts in thousands)
	March 31,	December 31,
	2012	2011
Commercial, Financial and Agricultural	$23,152	$21,448
Tax-exempt - Real Estate and Other	21,368	19,779
Real estate mortgages - Held-for-sale	2,915	1,356
Real estate mortgages - Consumer	132,428	129,362
Real estate mortgages - Commercial	233,376	236,645
Consumer	6,942	7,429
Gross loans	420,181	416,019
Add (deduct): Unearned discount and	(286)	(331)
Net deferred loan fees and costs	292	307
Total loans, net of unearned income	$420,187	$415,995

Activity in the allowance for loan losses for the quarter ended March 31, 2012 and the year ended December 31, 2011:

(Amounts in thousands)
	March 31,	December 31,
	2012	2011
Balance at beginning of period	$5,929	$5,701
Provision charged to operations	400	1,900
Loans charged off	(394)	(1,769)
Recoveries	29	97
Balance at end of period	$5,964	$5,929

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $409,375,000 or 97.4% of gross loans are graded Pass; $2,487,000 or 0.6% are graded Special Mention; $8,319,000 or 2.0% are graded Substandard; and $0 are graded Doubtful.

Commercial & Industrial non-pass grades increased to $1,541,000 as of March 31, 2012, as compared to $1,436,000 as of December 31, 2011. Commercial Real Estate non-pass grades decreased to $8,191,000 as of March 31, 2012, as compared to $10,375,000 as of December 31, 2011. The $2,184,000 decrease was the result of $1,057,000 in loans being upgraded, no new additions to the substandard category, with the balance attributed to the charge-down of several assets. The Residential Real Estate and Consumer Loans non-pass grades decreased to $1,074,000 as of March 31, 2012 compared to $1,115,000 as of December 31, 2011. The reduction in Special Mention Residential Real Estate was due entirely to the upgrade of one relationship.

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

The credit quality indicators by loan segment are summarized below at March 31, 2012 and December 31, 2011:

	Commercial &		Commercial Real Estate
	Industrial		Construction
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
Grade:
1-6 Pass	$40,986	$38,250	$11,586	$3,781
7 Special Mention	605	556	0	0
8 Substandard	936	880	0	0
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount	0	0	0	0
Net deferred loan fees & costs	93	100	(2)	(8)
Loans, net of unearned income	$42,620	$39,786	$11,584	$3,773

	Commercial Real Estate		Residential Real Estate
	Other		Including Home Equity
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
Grade:
1-6 Pass	$215,591	$224,030	$134,291	$129,627
7 Special Mention	1,882	3,269	0	0
8 Substandard	6,309	7,106	1,052	1,091
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount	0	0	0	0
Net deferred loan fees & costs	(8)	3	135	133
Loans, net of unearned income	$223,774	$234,408	$135,478	$130,851

	Consumer Loans
	March 31,	December 31,
	2012	2011
Grade:
1-6 Pass	$6,921	$7,405
7 Special Mention	0	0
8 Substandard	22	24
9 Doubtful	0	0
Add (deduct): Unearned discount	(286)	(331)
Net deferred loan fees & costs	74	79
Loans, net of unearned income	$6,731	$7,177

Commercial C & I and Commercial Real Estate Other include loans categorized as tax free loans.

The activity in the allowance for loan losses, by loan segment, is summarized below for the years indicated.

(Amounts in thousands)
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Three months ended March 31, 2012:
Allowance for Loan Losses:
Beginning balance	$489	$3,507	$137	$1,228	$568	$5,929
Charge-offs	(5)	(369)	(18)	(2)	0	(394)
Recoveries	15	1	13	0	0	29
Provision	36	209	0	69	86	400
Ending Balance	535	3,348	132	1,295	654	5,964
Ending balance: individually evaluated for impairment	101	651	0	138	0	890
Ending balance: collectively evaluated for impairment	$434	$2,697	$132	$1,157	$654	$5,074

Financing Receivables:
Ending Balance	$42,620	$235,358	$6,731	$135,478	$0	$420,187
Ending balance: individually evaluated for impairment	219	2,589	0	842	0	3,650
Ending balance: collectively evaluated for impairment	$42,401	$232,769	$6,731	$134,636	$0	$416,537

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
December 31, 2011:
Allowance for Loan Losses:
Beginning balance	$565	$2,769	$123	$1,501	$743	$5,701
Charge-offs	(485)	(968)	(98)	(218)	0	(1,769)
Recoveries	28	51	16	2	0	97
Provision	381	1,655	96	(57)	(175)	1,900
Ending Balance	489	3,507	137	1,228	568	5,929
Ending balance: individually evaluated for impairment	80	756	0	111	0	947
Ending balance: collectively evaluated for impairment	$409	$2,751	$137	$1,117	$568	$4,982

Financing Receivables:
Ending Balance	$39,786	$238,181	$7,177	$130,851	$0	$415,995
Ending balance: individually evaluated for impairment	122	3,211	0	855	0	4,188
Ending balance: collectively evaluated for impairment	$39,664	$234,970	$7,177	$129,996	$0	$411,807

Impaired loans at March 31, 2012 and December 31, 2011 were $3,650,000 and $4,188,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)
	March 31,	December 31,
	2012	2011
Gross interest due under terms year-to-date	$92	$342
Amount included in income	0	(54)
Interest income not recognized	$92	$288

The Corporation’s impaired loans are summarized below for the periods ended March 31, 2012 and December 31, 2011.

(Amounts in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2012:
With no related allowance recorded:
Commercial	$39	$185	$0	$187	$0
Commercial real estate	914	1,164	0	1,240	0
Residential	300	322	0	322	0

With an allowance recorded:
Commercial	180	370	101	370	0
Commercial real estate	1,675	2,736	651	2,742	0
Residential	542	678	138	678	0
Total	$3,650	$5,455	$890	$5,539	$0

Total consists of:
Commercial	$219	$555	$101	$557	$0
Commercial real estate	$2,589	$3,900	$651	$3,982	$0
Residential	$842	$1,000	$138	$1,000	$0

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$43	$188	$0	$239	$0
Commercial real estate	1,319	1,505	0	1,554	12
Residential	270	280	0	286	1

With an allowance recorded:
Commercial	80	80	80	89	3
Commercial real estate	1,891	2,932	756	2,947	34
Residential	585	733	111	736	4
Total	$4,188	$5,718	$947	$5,851	$54

Total consists of:
Commercial	$123	$268	$80	$328	$3
Commercial real estate	$3,210	$4,437	$756	$4,501	$46
Residential	$855	$1,013	$111	$1,022	$5

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan. The average recorded investment is calculated on the daily loan balance during the period of impairment.

Financing receivables on non-accrual status and foreclosed assets as of March 31, 2012 and December 31, 2011 were as follows:

(Amounts in thousands)
	March 31,	December 31,
	2012	2011
Commercial – real estate	$2,589	$3,211
Commercial - other	219	122
Residential	842	855
Consumer	0	0
Total non-accruing loans	3,650	4,188
Restructured loans	0	0
Total impaired loans	3,650	4,188
Loans past-due 90 days or more and still accruing	1,009	0
Foreclosed assets	780	780
Total non-performing assets	$5,439	$4,968

At March 31, 2012 and December 31, 2011, the recorded investment in impaired loans as defined by FASB ASC 310-10-35, Receivables Subsequent Measurements, was $3,650,000 and $4,188,000, and the impaired loans allowances were $890,000 and $947,000, respectively at March 31, 2012 and December 31, 2011. The average recorded balance in impaired loans during the quarter ended March 31, 2012 and December 31, 2011 was approximately $5,539,000 and $5,851,000, respectively.

The following tables present the aging of past-due loans by class of loans at March 31, 2012 and December 31, 2011:

(Amounts in thousands)
			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
March 31, 2012:
Commercial	$165	$670	$58	$893	$219	$41,415	$42,527
Commercial real estate	1,071	674	615	2,360	2,589	230,425	235,374
Consumer	38	45	19	102	0	6,841	6,943
Residential	1,517	359	317	2,193	842	132,308	135,343
Total	$2,791	$1,748	$1,009	$5,548	$3,650	$410,989	$420,187

(Amounts in thousands)
			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
December 31, 2011:
Commercial	$166	$21	$0	$187	$123	$39,476	$39,786
Commercial real estate	1,427	785	0	2,212	3,210	232,759	238,181
Consumer	64	62	0	126	0	7,051	7,177
Residential	1,473	353	0	1,826	855	128,170	130,851
Total	$3,130	$1,221	$0	$4,351	$4,188	$407,456	$415,995

Loans past-due 90 days or more and still accruing interest were $1,009,000 and $0 at March 31, 2012 and December 31, 2011, respectively. Loans 90 days or greater past-due remained on accrual status as these assets were deemed to be in the process of collection, and guaranteed or well secured.

At March 31, 2012, there were no commitments to lend additional funds with respect to non-accrual and restructured loans.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At March 31, 2012, there were no loans classified as troubled debt restructurings.

NOTE 4 — SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand.

NOTE 5 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank (“FHLB”) and a capital lease assumed as a result of the acquisition of Pocono Community Bank in the amount of $811,000 at November 1, 2007. Under terms of a blanket agreement, collateral for the loans are secured by certain qualifying assets of the Corporation’s banking subsidiary with FHLB, which consist principally of first mortgage loans and certain investment securities.

NOTE 6 — COMMITTMENTS AND CONTINGENCIES

In August 2011, the Bank entered into an agreement with a seller to acquire property consisting of three parcels of vacant land in the amount of $504,000 in Kingston, Pennsylvania. The property was acquired on February 15, 2012. As of March 31, 2012, the Bank has committed to build a new facility at an approximate cost of $1,429,000, of which $163,000 has been spent.

In 2011, the Bank began work to expand its main headquarters in Berwick, Pennsylvania. As of March 31, 2012, the Bank has committed to spend $5.4 million on this facility, of which $2.1 million has been spent.

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

NOTE 7 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at March 31, 2012 and December 31, 2011, were as follows:

(Amounts in thousands)
	March 31,	December 31,
	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$63,005	$62,459
Financial standby letters of credit	$842	$789
Performance standby letters of credit	$4,330	$4,370

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. It is management’s opinion that the loan portfolio was well balanced and diversified at March 31, 2012, to the extent necessary to avoid any significant concentration of credit risk. However, its debtor’s ability to honor their contracts may be influenced by the region’s economy.

NOTE 8 — FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Deposits

Under FASB ASC 825-10-50, the fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at March 31, 2012 and December 31, 2011.

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

Commitments to Extend Credit and Standby Letters of Credit

Management estimates that there are no material differences between the notional amount and the estimated fair value of those off-balance sheet items since they are primarily composed of unfunded loan commitments which are generally priced at market at the time of approval.

There were no transfers amongst valuation levels in the first quarter of 2012 and in the year ended 2011. At March 31, 2012 and December 31, 2011, the carrying values and estimated fair values of financial instruments of the Corporation are presented in the table below:

	March 31,		December 31,
(Amounts in thousands)	2012		2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS:
Cash and due from banks	$6,964	$6,964	$8,403	$8,403
Short-term investments	3,958	3,958	1,776	1,776
Investment securities – available-for-sale	332,387	332,387	334,013	334,013
Investment securities – held-to-maturity	2,598	2,656	2,605	2,666
Net loans	414,223	413,425	410,066	410,033
Accrued interest receivable	4,467	4,467	4,375	4,375
Cash surrender value of bank owned life insurance	19,329	19,329	19,145	19,145

FINANCIAL LIABILITIES:
Deposits	638,805	635,372	624,349	624,758
Short-term borrowings	18,586	18,586	30,882	30,882
Long-term borrowings	64,323	68,773	64,339	69,055
Accrued interest and other expenses	3,175	3,175	2,857	2,857

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit		63,005		62,459
Financial standby letters of credit		842		789
Performance standby letters of credit		4,330		4,370

NOTE 9 —	MANAGEMENT’S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDED WITH FORM 10-Q FILING

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

The results of operations for the three-month period ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

These consolidated interim financial statements have been prepared in accordance with requirements of Form 10-Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation’s Annual Report on Form 10-K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2011, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Keystone Corporation:

We have reviewed the consolidated balance sheet of First Keystone Corporation and Subsidiary as of March 31, 2012 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Standards Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Keystone Corporation as of December 31, 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP

Kingston, Pennsylvania

May 9, 2012

Item 2.	First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation as of March 31, 2012

This quarterly report contains certain forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation’s ability to effectively carry out its business plans and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions, and pending or threatened litigation. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

RESULTS OF OPERATIONS

First Keystone Corporation realized earnings for the first quarter of 2012 of $2,656,000, an increase of $160,000, or 6.4% from the first quarter of 2011. The increase in net income for 2012 was primarily the result of an increased net interest margin and an increase in net interest income of $189,000 from the first quarter of 2011. On a per share basis, net income per share was $.49 for the first three months of 2012 up from $.46 for the first three months of 2011, an increase of 6.5%. Cash dividends increased to $.25 per share up from $.24 in the first quarter of 2011, an increase of 4.2%.

Year-to-date net income annualized as of March 31, 2012, amounts to a return on average common equity of 11.11%, a return on tangible equity of 15.70% and a return on assets of 1.29%. For the three months ended March 31, 2011, these measures were 12.20%, 15.24%, and 1.23%, respectively, on an annualized basis.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2012, interest income amounted to $8,927,000, a decrease of $420,000 or 4.5% from the first quarter of 2011, while interest expense amounted to $1,907,000 in the first quarter of 2012, a decrease of $609,000, or 24.2% from the first quarter of 2011. As a result, net interest income increased $189,000 or 2.8% in the first quarter of 2012 to $7,020,000 from $6,831,000 in first quarter of 2011.

Our net interest margin for the quarter ended March 31, 2012 was 4.09% compared to 3.96% for the quarter ended March 31, 2011.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarter ended March 31, 2012, was $400,000, compared to $300,000 for the first quarter of 2011. The increase in the provision for loan losses resulted from our analysis of our current loan portfolio, including non-performing loans. Net charge-offs for the period ended March 31, 2012 were $365,000, compared to $140,000 for the first quarter of 2011. The allowance for loan losses as a percentage of average loans outstanding, net of unearned interest, was 1.43% as of March 31, 2012, as compared to 1.44% as of December 31, 2011. See Allowance for Loan Losses on Page 35 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,204,000 for the quarter ended March 31, 2012, as compared to $963,000 for the quarter ended March 31, 2011, an increase of $241,000, or 25.0%. Excluding investment securities gains and losses, non-interest income was $1,174,000 for the first quarter of 2012, an increase of $136,000, or 13.1% from the first quarter of 2011. The increase in non-interest income was driven by an increase in gains on sale of residential mortgage loans of $120,000 and an increase in Trust Department income of $50,000 as compared to the first quarter of 2011.

NON-INTEREST EXPENSE

Total non-interest expense was $4,585,000 for the quarter ended March 31, 2012, as compared to $4,304,000 for the quarter ended March 31, 2011. The increase of $281,000, or 6.5% is comprised of salary and employee benefits expense increasing $339,000, net occupancy, furniture and equipment and computer expense increasing $20,000, and other non-interest expense, including FDIC insurance, professional services and state shares tax decreasing $78,000. These increases reflect additional employee and benefit costs associated with a new office opening, and additions to the accounting and the information security areas.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,622,000, or 57.2% of total non-interest expense for the three months ended March 31, 2012, as compared to 53.0% for the first three months of 2011. Net occupancy, furniture and equipment, and computer expense amounted to $708,000 for the three months ended March 31, 2012, an increase of $20,000, or 2.9%. Other non-interest expense, including FDIC insurance, professional services and state shares tax amounted to $1,255,000 for the three months ended March 31, 2012, a decrease of $78,000, or 5.9% from the first three months of 2011. Non-interest expense in the first quarter of 2012 is approximately 2.2% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non-interest expense.

INCOME TAXES

Effective tax planning has helped produce favorable net income. Income tax amounted to $583,000 for the three months ended March 31, 2012, as compared to $694,000 for 2011, a decrease of $111,000. The effective total income tax rate was 18.0% for the first quarter of 2012 as compared to 21.8% for the first quarter of 2011. The decrease in the effective tax rate was due to an additional tax credit taken as a result of a low-income housing investment partnership acquired in 2010.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

Total assets increased to $823,693,000 as of March 31, 2012, an increase of $5,147,000 from year-end 2011. Net loans increased by $4,157,000 or 1.0%, reflecting continued weak demand. Cash balances remained nearly the same from year-end, as excess cash continues to be used in the investment portfolio.

During the first quarter of 2012, the Corporation decreased short-term borrowings to $18,586,000 as of March 31, 2012, as compared to $30,882,000 as of December 31, 2011. Long-term borrowings were $64,323,000 as of March 31, 2012, basically unchanged from the $64,339,000 as of December 31, 2011.

EARNING ASSETS

Our primary earning asset, loans, net of unearned income, increased to $420,187,000 as of March 31, 2012, up $4,192,000, or 1.0% since year-end 2011. The loan portfolio continues to be diversified. Overall asset quality has remained consistent with non-performing assets increasing slightly since year-end 2011. Total non-performing assets were $5,439,000 as of March 31, 2012, an increase of $471,000, or 9.5% from the $4,968,000 reported in non-performing assets as of December 31, 2011. Total allowance for loan losses to total non-performing assets was 109.7% as of March 31, 2012 and 119.3% at December 31, 2011.

In addition to loans, another primary earning asset is our overall investment portfolio, which decreased in size from

December 31, 2011, to March 31, 2012. Held-to-maturity securities amounted to $2,598,000 as of March 31, 2012, a decrease of $7,000 from December 31, 2011. Available-for-sale securities amounted to $332,387,000 as of March 31, 2012, a decrease of $1,626,000 from year-end 2011. Interest-bearing deposits in other banks increased as of March 31, 2012, to $3,958,000 from $1,776,000 at year-end 2011.

LOANS

Total loans, net of unearned income, increased to $420,187,000 as of March 31, 2012, as compared to a balance of $415,995,000 as of December 31, 2011. The table on page 20 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans, net of unearned income, increased $4,192,000, or 1.0% in the first quarter of 2012.

The economy and the resultant decline in loan demand account for the slow growth in the loan portfolio in the first quarter of 2012. Residential real estate loans increased to $135,343,000 as of March 31, 2012, as compared to $130,718,000 as of December 31, 2011. The majority of the increase was the result of new originations and refinances held in the Bank’s portfolio. The Corporation did not change its underwriting standards in the first quarter of 2012 and expects to maintain these underwriting standards in the future.

The loan portfolio is well diversified. The total commercial portfolio was $277,896,000 at March 31, 2012 and $277,872,000 at December 31, 2011, of which $235,369,000 or 56.0% at March 31, 2012 and $238,186,000 or 57.3% at December 31, 2011, of gross loans is secured by commercial real estate.

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

The second largest relationship of $7,395,000 is comprised of loans to individuals and their related companies involved in the ownership and operation of gas stations, convenience stores, and truck stops located in northern, central and eastern Pennsylvania. The borrowers are well experienced in the industry and have been operating various locations since 1988. The loans are secured by commercial real estate, and perfected security interest in all business assets.

The third largest relationship consisted of the net balance of $7,160,000 after participations sold of $3,234,000. This relationship is comprised of a $5,000,000 revolving line of credit with related letters of credit to develop a Planned Residential Community in the eastern portion of our market area; a $68,000 residential mortgage; the unsold principal balance of several commercial mortgages secured by investment properties totaling $435,000; and a $450,000 revolving line of credit for working capital. The borrowers and their related companies have been involved in real estate development since 1974, and have developed residential communities and medical and professional office space. The entire relationship is secured by a combination of real estate and marketable securities.

The fourth largest relationship is a real estate development company and its related entities, specializing in the design, construction and management of student housing units. The company was established in the late 1980s and its primary market is our immediate central market. The relationship had outstanding loan balances of $7,077,000 at March 31, 2012, and is secured primarily by income producing real estate.

The fifth largest relationship is a real estate holding LLC established in 2006, and its related medical service companies. The LLC was formed to construct and provide medical office space for a group of closely related medical entities and outside services and is located in the Corporation’s immediate central market area. The relationship had outstanding loan balances of $7,012,000 at March 31, 2012, secured primarily by commercial real estate and perfected security interest in all business assets of the various related entities.

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

Increases in the portfolio in the first quarter of 2012 were primarily in residential mortgage real estate loans. There was an increase in commercial loans – other; these are loans to corporations and businesses not secured by real estate. The Corporation continued to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	March 31,	December 31,
	2012	2011
Commercial, financial and agricultural:
Commercial secured by real estate	$233,376	$236,645
Commercial - other	23,152	21,448
Tax exempt - real estate and other	21,368	19,779
Real estate (primarily residential mortgage loans)	135,343	130,718
Consumer loans	6,942	7,429
Total Gross Loans	420,181	416,019
Add (deduct): Unearned discount and
Net deferred loan fees and costs	6	(24)
Total Loans, net of unearned income	$420,187	$415,995

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2012, the allowance for loan loss was $5,964,000 as compared to $5,929,000 as of December 31, 2011. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of our Allowance for Loan Losses indicating charge-offs and recoveries by the quarter and the year and additional provisions charged to operations. In the first quarter of 2012, net charge-offs as a percentage of average loans were 0.09%, as compared to net charge-offs as a percentage of average loans of 0.41% in 2011. Net charge-offs amounted to $365,000 for the first quarter of 2012 as compared to $1,672,000 at year-end 2011, and $140,000 for the first quarter of 2011. The increase in net charge-offs in the first quarter of 2012 as compared to the first quarter of 2011 relates primarily to two commercial real estate relationships that were charged down. The largest of these, $159,000, represents 43.6% of net charge-offs for the first quarter of 2012. This borrower is related to the residential construction business and experienced a significant decrease in his business related to the downturn of the housing market which continued into 2012. The second largest chargedown of $150,000, or 41.1% of net charge-offs is related to a commercial real estate investor whose income stream has been negatively impacted by decreased consumer disposable income. The balance of net charge-offs is comprised of two small commercial relationships and five small consumer loans.

For the first quarter of 2012, the provision for loan losses was $400,000 as compared to $300,000 for the first quarter of 2011. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $5,964,000 of which $535,000 or 9.0% is attributed to Commercial, financial and agriculture loans; $4,643,000 or 77.8% is attributed to Real Estate loans; $132,000 or 2.2% is attributed to Consumer loans, and $654,000 or 11.0% being the unallocated component (refer to the activity in the allowance for loan losses by loan segment table in Note 3 — Loans on page 20). The Allowance for Loan Losses increased to $5,964,000 as of March 31, 2012, as compared to $5,929,000 as of December 31, 2011. The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for probable losses inherent in the loan portfolio as of March 31, 2012.

Analysis of Allowance for Loan Losses

(Amounts in thousands)
	March 31,	December 31,	March 31,
	2012	2011	2011
Balance at beginning of period	$5,929	$5,701	$5,701
Charge-offs:
Commercial, financial and agricultural	5	485	128
Real estate	371	1,186	0
Consumer	18	98	23
	394	1,769	151
Recoveries:
Commercial, financial and agricultural	15	28	6
Real estate	1	53	1
Consumer	13	16	4
	29	97	11

Net charge-offs	365	1,672	140
Additions charged to operations	400	1,900	300
Balance at end of period	$5,964	$5,929	$5,861

Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.41%	0.03%
Allowance for loan losses to average loans outstanding during the period	1.43%	1.44%	1.43%

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

With our manageable level of net charge-offs and the additions to the reserve from our provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.43% at March 31, 2012, 1.44% at December 31, 2011 and 1.43% at March 31, 2011.

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

Allocation of Allowance for Loan Losses

(Amounts in thousands)	March 31,			December 31,
	2012			2011
Commercial, financial and agricultural	$535	10.1	%*	$489	9.1	%*
Real estate - mortgage	4,643	87.4	%*	4,735	88.3	%*
Consumer and other loans	132	2.5	%*	137	2.6	%*
Unallocated	654	N/A	*	568	N/A	*
	$5,964	100.0	%*	$5,929	100.0	%*

*Percentage of allocation in each category to total in the Allowance for Loan Loss Analysis, excluding unallocated.

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

Total non-performing assets increased $471,000 to $5,439,000 in the first quarter of 2012 as compared to $4,968,000 as of December 31, 2011. The economy, in particular, high unemployment, weak job market, rising cost of fuel, and the continued slowness in the housing industry had a direct effect of increasing the Corporation’s non-performing assets. The Corporation is closely monitoring its commercial real estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Losses on commercial real estate, which increased in 2011, are projected to continue at higher than average levels into 2012. Impaired loans decreased to $3,650,000 for the quarter ending March 31, 2012, as compared to $4,188,000 as of December 31, 2011. Foreclosed assets remained the same at $780,000 for March 31, 2012 and December 31, 2011. Loans past-due 90 days or more and still accruing interest increased to $1,009,000 as of March 31, 2012, as compared to $0 as of December 31, 2011. These loans are deemed to be well secured and in the process of collection. Non-performing assets to period end loans and foreclosed assets was 1.3% in the first quarter of 2012 and 1.2% on December 31, 2011. Total non-performing assets to total assets was 0.7% as of March 31, 2012 and 0.6% on December 31, 2011. Our allowance for loan losses to total non-performing assets was 109.7% as of March 31, 2012 and 119.3% at December 31, 2011. Additional detail can be found on page 38, “Non-Performing Assets Table” and page 25 in the “Financing Receivables on Non-Accrual Status Table”. Asset quality is a priority and the Corporation retains a full-time Loan Review Officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Impaired loans decreased to $3,650,000 at March 31, 2012 from $4,188,000 at December 31, 2011. Three relationships carried aggregate balances of $250,000 or greater. The largest relationship is represented by two loans carrying a balance of $988,000 secured by commercial real estate and business assets. The March 31, 2012 valuation carried a net realizable value of $595,000, after an estimated $105,000 cost to sell, resulting in a specific allocation of $393,000. The second largest relationship is represented by two loans carrying a balance of $436,000 secured by leasehold mortgages. The March 31, 2012 valuation carried a net realizable value of $298,000, after an estimated $53,000 cost to sell, resulting in a specific allocation of $139,000. The third largest relationship is represented by three loans carrying a balance of $431,000 secured by residential real estate and a bare land track. The March 31, 2012 valuation carried a net realizable value of $386,000, after an estimated $43,000 cost to sell, resulting in a specific allocation of $46,000. Of the $3,650,000 in impaired loans, $436,000 is located outside of our primary market area. None of the impaired loans are participated facilities.

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

Improving loan quality is a priority, and we actively work with borrowers to resolve credit problems and will continue our close monitoring efforts in 2012. As of March 31, 2012, the Corporation did not have any troubled debt restructurings in its loan portfolio. Excluding the assets disclosed in the Non-Performing Assets Table, management is not aware of any information about borrowers' possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

Interest income received on non-performing loans in the first quarter of 2012 and for the year ended December 31, 2011 was $0 and $54,000, respectively. Interest income, which would have been recorded on these loans under the original terms as of March 31, 2012 and December 31, 2011 was $92,000 and $342,000, respectively. At March 31, 2012 and December 31, 2011, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2012 and December 31, 2011, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-performing Assets

(Amounts in thousands)
	March 31,	December 31,
	2012	2011
Non-performing assets
Impaired loans	$3,650	$4,188
Foreclosed assets held for resale	780	780
Loans past-due 90 days or more and still accruing interest	1,009	0
Total non-performing assets	$5,439	$4,968

Impaired loans
Non-performing loans	$3,650	$4,188
Allocated allowance for loan losses	(890)	(947)
Net investment in impaired loans	$2,760	$3,241

Impaired loans with a valuation allowance	$2,397	$2,556
Impaired loans without a valuation allowance	1,253	1,632
Total impaired loans	$3,650	$4,188

Allocated valuation allowance related to impaired loans	$890	$947

Allocated valuation allowance as a percent of impaired loans	24.4%	22.6%
Impaired loans to loans net of unearned discount	0.9%	1.0%
Non-performing assets to period-end loans and foreclosed assets	1.3%	1.2%
Total non-performing assets to total assets	0.7%	0.6%

Allowance for loan losses to impaired loans	163.4%	141.6%
Allowance for loan losses to total non-performing assets	109.7%	119.3%

Real estate mortgages comprise 88.2% of the net loan portfolio as of March 31, 2012, as compared to 88.7% as of December 31, 2011. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately each three to five years and are also concentrated in our market area. The Corporation’s loss exposure on its non-performing loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Total deposits increased $14,456,000 to $638,805,000 as of March 31, 2012 as non-interest bearing deposits increased by $8,642,000 and interest bearing deposits increased by $5,814,000 as of March 31, 2012, from year-end 2011. Total short-term and long-term borrowings decreased to $82,909,000 as of March 31, 2012, from $95,221,000 at year-end 2011, a decrease of $12,312,000, or 12.9%.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available-for-sale increased stockholders’ equity, or capital net of taxes, by $1,219,000 for the three months ended March 31, 2012. The Corporation had 241,730 shares of common stock on March 31, 2012 and 242,517 on December 31, 2011, as treasury stock. This had an effect of our reducing our total stockholders’ equity by $6,042,000 as of March 31, 2012, and $6,069,000 as of December 31, 2011.

Total stockholders’ equity was $95,618,000 as of March 31, 2012, and $93,092,000 as of December 31, 2011. Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2012, our leverage ratio was 8.25% compared to 8.07% as of December 31, 2011. In addition, Tier I risk based capital and total risk based capital ratio as of March 31, 2012, were 12.14% and 13.25%, respectively. The same ratios as of December 31, 2011 were 11.99% and 13.09%, respectively.

LIQUIDITY

The liquidity position of the Corporation remains adequate to meet customer loan demand and deposit fluctuation. Managing liquidity remains an important segment of asset/liability management. Our overall liquidity position is maintained by an active asset/liability management committee.

Management feels its current liquidity position is satisfactory given the fact that the Corporation has a very stable core deposit base which has increased annually. Secondly, the Corporation’s loan payments and principal paydowns on its mortgage backed securities provide a steady source of funds. Also, short-term investments and maturing investments represent additional sources of liquidity.

The following table represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of March 31, 2012 and December 31, 2011.

(Amounts in thousands)

	Less than	1 - 3	3 -5	Over
Contractual Obligations March 31, 2012	1 Year	Years	Years	5 Years	Total

Time deposits	$152,323	$76,224	$28,443	$0	$256,990
Securities sold under agreement to repurchase	18,586	0	0	0	18,586
FHLB borrowings	16,000	32,750	13,000	2,000	63,750
Commitments to grant loans[1]	7,965	0	0	0	7,965
Commitments to fund loans for secondary market mortgages	2,231	0	0	0	2,231
Unfunded commitments on lines of credit[1]	44,809	0	0	0	44,809
Purchase obligations of loan participations[1]	8,000	0	0	0	8,000
Financial standby letters of credit[1]	842	0	0	0	842
Performance standby letters of credit[1]	4,330	0	0	0	4,330
Purchase and building commitments	4,959	0	0	0	4,959
Operating lease obligations	209	297	193	2,376	3,075
Capital lease obligations	131	448	270	0	849
	$260,385	$109,719	$41,906	$4,376	$416,386

1The Corporation does not expect all of the commitments and letters of credit to be fully funded. The total commitments amount related to these contractual obligations does not necessarily represent future cash requirements.

(Amounts in thousands)

	Less than	1 - 3	3 -5	Over
Contractual Obligations December 31, 2011	1 Year	Years	Years	5 Years	Total

Time deposits	$135,711	$90,269	$26,151	$0	$252,131
Securities sold under agreement to repurchase	18,132	0	0	0	18,132
FHLB borrowings	28,750	32,750	13,000	2,000	76,500
Commitments to grant loans[1]	5,703	0	0	0	5,703
Commitments to fund loans for secondary market mortgages	1,311	0	0	0	1,311
Unfunded commitments on lines of credit[1]	47,445	0	0	0	47,445
Purchase obligations of loan participations[1]	8,000	0	0	0	8,000
Financial standby letters of credit[1]	789	0	0	0	789
Performance standby letters of credit[1]	4,370	0	0	0	4,370
Purchase and building commitments	6,080	0	0	0	6,080
Operating lease obligations	187	305	189	2,394	3,075
Capital lease obligations	108	406	290	0	804
	$256,586	$123,730	$39,630	$4,394	$424,340

1The Corporation does not expect all of the commitments and letters of credit to be fully funded. The total commitments amount related to these contractual obligations does not necessarily represent future cash requirements.

Critical Accounting Estimates

The Corporation has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Corporation applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2011 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Corporation filed its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Corporation’s quantitative and qualitative market risks since December 31, 2011. The composition of rate sensitive assets and rate sensitive liabilities as of March 31, 2012 is very similar to December 31, 2011. For more information, please refer to Part II - Item 7A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2012.

b)	Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Although the Corporation is subject to various claims and legal actions that occur from time to time in the ordinary course of business, the Corporation is not party to any pending legal proceedings that management believes could have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 — January 31, 2012	—	—	—	120,000

February 1 — February 29, 2012	—	—	—	120,000

March 1 — March 31, 2012	—	—	—	120,000

Total	—	—	—	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated January 14, 2011).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 9, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

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

FIRST KEYSTONE CORPORATION
Registrant

May 9, 2012	/s/ Matthew P. Prosseda
Matthew P. Prosseda
Chief Executive Officer
(Principal Executive Officer)

May 9, 2012	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2006).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated January 14, 2011).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 9, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation’s principal executive offices.

