Form 10-Q/A
period 2012-03-31
FIRST KEYSTONE CORP
filed 2012-05-16
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q/A

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

This filing is being amended to reflect the actual filing date of May 10, 2012 of the 10-Q.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except per share data)					Accumulated
					Other
	Common		Comprehensive	Retained	Comprehensive	Treasury
	Stock	Surplus	Income	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2010	$11,375	$30,175		$45,246	$(1,633)	$(6,103)	$79,060
Comprehensive Income:
Net Income			$2,496	2,496			2,496
Change in net unrealized gains (losses) on investment securities available-for- sale, net of reclassification adjustment and tax effects			(1,054)		(1,054)		(1,054)
Total comprehensive income			$1,442
Issuance of 65 shares treasury stock upon exercise of employee stock options		(2)				2
Cash dividends - $.24 per share				(1,307)			(1,307)
Balance at March 31, 2011	$11,375	$30,173		$46,435	$(2,687)	$(6,101)	$79,195
Balance at December 31, 2011	$11,375	$30,157		$49,872	$7,757	$(6,069)	$93,092
Comprehensive Income:
Net Income			$2,656	2,656			2,656
Change in net unrealized gains (losses) on investment securities available-for- sale, net of reclassification adjustment and tax effects			1,219		1,219		1,219
Total comprehensive income			$3,875
Issuance of 787 shares treasury stock upon exercise of employee stock options		(15)				27	12
Cash dividends - $.25 per share				(1,361)			(1,361)
Balance at March 31, 2012	$11,375	$30,142		$51,167	$8,976	$(6,042)	$95,618

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)	Three Months Ended
	March 31,	March 31,
	2012	2011
Net Income	$2,656	$2,496
Other comprehensive income (losses):
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period	1,893	(1,669)
Less reclassification adjustment for net gains (losses) realized in income	30	(75)
Change in unrealized gains (losses) before tax effect	1,863	(1,594)
Tax effects	(644)	540
Net change in unrealized gains (losses)	1,219	(1,054)
Comprehensive Income	$3,875	$1,442

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

May 10, 2012

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

FIRST KEYSTONE CORPORATION
Registrant

May 10, 2012	/s/ Matthew P. Prosseda
Matthew P. Prosseda
Chief Executive Officer
(Principal Executive Officer)

May 10, 2012	/s/ Diane C.A. Rosler
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

