Form 10-Q
period 2012-06-30
FIRST KEYSTONE CORP
filed 2012-08-09
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Common Stock, $2 Par Value, 5,456,193 shares as of August 8, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Cash and due from banks	$8,462	$8,403
Interest-bearing deposits in other banks	2,967	1,776
Total cash and cash equivalents	11,429	10,179
Investment securities available-for-sale	308,532	328,824
Investment securities held-to-maturity (estimated fair value of $2,646 in 2012 and $2,666 in 2011)	2,591	2,605
Restricted securities at cost - available-for-sale	4,892	5,189
Loans, net of unearned income	419,638	415,995
Allowance for loan losses	(5,824)	(5,929)
Net loans	413,814	410,066
Premises and equipment, net	16,088	12,725
Accrued interest receivable	4,104	4,375
Cash surrender value of bank owned life insurance	19,512	19,145
Investment in real estate ventures	1,382	1,484
Goodwill	19,133	19,133
Core deposit intangible	810	951
Prepaid FDIC insurance	1,209	1,427
Foreclosed assets held for resale	1,086	780
Deferred income taxes	47	30
Other assets	1,579	1,633
TOTAL ASSETS	$806,208	$818,546

LIABILITIES
Deposits:
Non-interest bearing	$85,172	$75,489
Interest bearing	525,446	548,860
Total Deposits	610,618	624,349
Short-term borrowings	39,658	30,882
Long-term borrowings	50,557	64,339
Accrued interest and other expenses	2,524	2,857
Deferred income taxes	3,752	2,350
Other liabilities	483	677
TOTAL LIABILITIES	$707,592	$725,454

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2012; issued 0 in 2012	$0	$0
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2012 and 10,000,000 shares in 2011; issued 5,687,767 in 2012 and 2011	11,375	11,375
Surplus	30,142	30,157
Retained earnings	52,383	49,872
Accumulated other comprehensive income	10,758	7,757
Treasury stock, at cost, 241,730 shares in 2012 and 242,517 shares in 2011	(6,042)	(6,069)

TOTAL STOCKHOLDERS’ EQUITY	98,616	93,092
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$806,208	$818,546

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

(Amounts in thousands, except per share data)

	2012	2011
INTEREST INCOME
Interest and fees on loans	$5,628	$5,879
Interest and dividend income on investment securities	3,213	3,450
Interest on deposits in banks	0	1
Total interest income	$8,841	$9,330

INTEREST EXPENSE
Interest on deposits	$1,158	$1,767
Interest on short-term borrowings	30	43
Interest on long-term borrowings	527	653
Total interest expense	$1,715	$2,463

Net interest income	$7,126	$6,867
Provision for loan losses	400	300
Net interest income after provision for loan losses	$6,726	$6,567

NON-INTEREST INCOME
Trust department	$178	$147
Service charges and fees	286	331
Bank owned life insurance income	184	193
ATM fees and debit card income	248	230
Gains on sale of mortgage loans	246	54
Investment securities gains (losses) - net	977	0
Other	74	104
Total non-interest income	$2,193	$1,059

NON-INTEREST EXPENSE
Salaries and employee benefits	$2,570	$2,350
Occupancy, net	329	326
Furniture and equipment	132	108
Computer expense	271	243
Professional services	170	173
State shares tax	191	138
FDIC insurance	129	192
ATM and debit card fees	117	101
FHLB prepayment penalties	811	0
Other	1,087	841
Total non-interest expense	$5,807	$4,472

Income before income tax expense	$3,112	$3,154
Income tax expense	534	611
NET INCOME	$2,578	$2,543

PER SHARE DATA
Net Income Per Share:
Basic	$.47	$.47
Diluted	.47	.47
Cash dividends per share	.25	.24

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

(Amounts in thousands, except per share data)

	2012	2011
INTEREST INCOME
Interest and fees on loans	$11,299	$11,724
Interest and dividend income on investment securities	6,469	6,950
Interest on deposits in banks	0	3
Total interest income	$17,768	$18,677

INTEREST EXPENSE
Interest on deposits	$2,463	$3,606
Interest on short-term borrowings	59	93
Interest on long-term borrowings	1,100	1,280
Total interest expense	$3,622	$4,979

Net interest income	$14,146	$13,698
Provision for loan losses	800	600
Net interest income after provision for loan losses	$13,346	$13,098

NON-INTEREST INCOME
Trust department	$368	$287
Service charges and fees	572	647
Bank owned life insurance income	367	383
ATM fees and debit card income	491	440
Gains on sale of mortgage loans	406	94
Investment securities gains (losses) - net	1,007	(75)
Other	186	246
Total non-interest income	$3,397	$2,022

NON-INTEREST EXPENSE
Salaries and employee benefits	$5,192	$4,633
Occupancy, net	674	680
Furniture and equipment	243	208
Computer expense	523	477
Professional services	340	326
State shares tax	371	321
FDIC insurance	255	437
ATM and debit card fees	227	198
FHLB prepayment penalties	811	0
Other	1,756	1,496
Total non-interest expense	$10,392	$8,776

Income before income tax expense	$6,351	$6,344
Income tax expense	1,117	1,305
NET INCOME	$5,234	$5,039

PER SHARE DATA
Net Income Per Share:
Basic	$.96	$.93
Diluted	.96	.93
Cash dividends per share	.50	.48

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except shares)

						Accumulated
				Compre-		Other
	Common Stock			hensive	Retained	Comprehensive	Treasury
	Shares	Amount	Surplus	Income	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2011	5,687,767	$11,375	$30,157		$49,872	$7,757	$(6,069)	$93,092
Comprehensive Income:
Net Income				$5,234	5,234			5,234
Change in net unrealized gains (losses) on investment securities available-for-sale, net of reclassification adjustment and tax effects				3,001		3,001		3,001
Total comprehensive income				$8,235
Issuance of 787 shares of treasury stock upon exercise of employee stock options			(15)				27	12
Cash dividends - $.50 per share					(2,723)			(2,723)
Balance at June 30, 2012	5,687,767	$11,375	$30,142		$52,383	$10,758	$(6,042)	$98,616

Balance at December 31, 2010	5,687,767	$11,375	$30,175		$45,246	$(1,633)	$(6,103)	$79,060
Comprehensive Income:
Net Income				$5,039	5,039			5,039
Change in unrealized gains (losses) on investment securities available-for sale, net of reclassification adjustment and tax effects				2,848		2,848		2,848
Total comprehensive income				$7,887
Issuance of 815 shares of treasury stock upon exercise of employee stock options			(15)				28	13
Cash dividends - $.48 per share					(2,613)			(2,613)
Balance at June 30, 2011	5,687,767	$11,375	$30,160		$47,672	$1,215	$(6,075)	$84,347

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income	$2,578	$2,543	$5,234	$5,039
Other comprehensive income (losses):
Unrealized holding gains on available-for-sale investment securities arising during the period	3,670	5,905	5,563	4,236
Less reclassification adjustment for net gains (losses) realized in income	977	0	1,007	(75)
Change in unrealized gains before tax effect	2,693	5,905	4,556	4,311
Tax effects	(911)	(2,003)	(1,555)	(1,463)
Net change in unrealized gains	1,782	3,902	3,001	2,848
Comprehensive Income	$4,360	$6,445	$8,235	$7,887

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

(Amounts in thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$5,234	$5,039
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	600
Depreciation and amortization	562	459
Premium amortization on investment securities	649	509
Discount accretion on investment securities	(465)	(580)
Core deposit discount amortization net of accretion	141	144
Deferred income (benefit) tax provision	(171)	65
(Gain) loss on sale of mortgage loans originated for resale	(406)	(94)
Proceeds from sale of mortgage loans originated for resale	14,285	9,774
Originations of mortgage loans originated for resale	(14,802)	(8,333)
(Gain) loss on sales of investment securities	(1,007)	75
Loss (gain) on sale of foreclosed assets held for resale	52	138
Decrease (increase) in accrued interest receivable	271	161
(Increase) decrease in cash surrender value of bank owned life insurance	(367)	(383)
Decrease (increase) in other assets – net	54	(207)
Decrease (increase) in prepaid FDIC insurance	218	406
(Decrease) increase in accrued interest and other expenses	(334)	(35)
(Decrease) increase in other liabilities	(194)	(145)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,520	$7,593

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	$26,908	$44,129
Proceeds from maturities and redemptions of investment securities available-for-sale	14,847	17,520
Purchases of investment securities available-for-sale	(16,078)	(66,390)
Proceeds from maturities and redemption of investment securities held-to-maturity	9	44
Proceeds from the redemption of restricted securities	503	617
Purchases of restricted securities	(206)	0
Net (increase) decrease in loans	(4,187)	(6,067)
Purchases of premises and equipment	(3,865)	(705)
Proceeds from sale of foreclosed assets held for resale	247	240
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$18,178	$(10,612)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	$(13,731)	$(3,795)
Net increase (decrease) in short-term borrowings	8,776	2,153
Proceeds from long-term borrowings	5,000	5,000
Repayment of long-term borrowings	(18,782)	(30)
Proceeds from issuance of treasury stock	12	13
Cash dividends paid	(2,723)	(2,613)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(21,448)	$728

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,250	$(2,291)
CASH AND CASH EQUIVALENTS, BEGINNING	10,179	11,905
CASH AND CASH EQUIVALENTS, ENDING	$11,429	$9,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for:
Cash paid during period for interest	$3,826	$5,081
Cash paid for income taxes	1,264	1,062

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Debt securities not classified as Held-to-Maturity and equity securities are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as accumulated other comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders’ Equity and in the Consolidated Statements of Comprehensive Income. Management’s decision to sell Available-for-Sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

The cost of debt securities classified as Held-to-Maturity or Available-for-Sale is adjusted for amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion, as well as interest and dividends, are included in interest and dividend income from investment securities. Realized gains and losses are included in net investment securities gains and losses. The cost of investment securities sold, redeemed or matured is based on the specific identification method.

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Central Bankers Bank (“ACBB”). These securities do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At June 30, 2012, the Corporation held $4,857,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2011, the Corporation held $5,154,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at June 30, 2012 and December 31, 2011.

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

In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. This allowance is estimated by management and if deemed necessary, the allowance would be classified in other liabilities on the consolidated balance sheets. As of June 30, 2012 and December 31, 2011, an allowance for possible credit losses on off-balance sheet credit exposures was not recorded.

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

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. The real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets on the consolidated balance sheets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in non-interest income and expense on the consolidated statements of income. The total of foreclosed real estate properties amounted to $1,086,000 at June 30, 2012 and $780,000 at December 31, 2011.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (“BOLI”) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

Investments in Real Estate Ventures

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $277,000 in 2012 and $160,000 in 2011, and the amortization of the investments in the limited partnerships were $102,000 for the six months ended June 30, 2012 and $58,000 for the six months ended June 30, 2011.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2008. At June 30, 2012 and December 31, 2011, the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as non-interest expense. At June 30, 2012 and December 31, 2011, the Corporation does not have any amounts accrued for interest and/or penalties.

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2011, and has determined there was no impairment as of that date or as of June 30, 2012. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired. The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party. Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party. The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing. The Corporation has tested the core deposit intangible included in its consolidated balance sheet at December 31, 2011 and has determined there was no impairment as of that date or as of June 30, 2012. No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock Based Compensation

The Corporation adopted a stock option incentive plan in 1998. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes Option Pricing Model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. The Plan expired in 2008, and therefore, no stock options are available for issuance. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 19,250 exercisable options issued and outstanding as of June 30, 2012.

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

Accumulated Other Comprehensive Income (Loss)

The Corporation is required to present accumulated other comprehensive income (loss) in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income (loss) is comprised of net unrealized holding gains (losses) on the available-for-sale investment securities portfolio. The Corporation has elected to report these effects on the Consolidated Statements of Comprehensive Income.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The primary purpose of the ASU is to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (“IFRS”) fair value and reporting requirements. The ASU also requires additional disclosures about transfers between level 1 and 2 of the fair value hierarchy, quantitative information for level 3 inputs, and the level of the fair value measurement hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The ASU was effective for the interim and annual periods beginning after December 15, 2011. The adoption of the standard did not have a material impact on the Corporation’s consolidated financial statements. See Note 8 for further information.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The ASU requires presentation of the components of other comprehensive income (“OCI”) in either a continuous statement of comprehensive income or two separate but consecutive statements. The update does not change the items presented in OCI and does not affect the calculation or reporting of earnings per share (“EPS”). In December 2011, the FASB issued ASU 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards update No. 2011-05, which deferred the effective date for the amendments to the reclassification of items out of accumulated other comprehensive income (“AOCI”). The guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2011, and must be applied retrospectively for all periods presented. Total other comprehensive income and the components of other comprehensive income are presented in the Consolidated Statements of Comprehensive Income.

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

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six months ended June 30, 2012 and 2011, was approximately $140,000 and $111,000, respectively.

Reclassifications

The Corporation reclassified certain immaterial amounts in the Consolidated Statements of Income. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2 — INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at June 30, 2012 and December 31, 2011:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$48,777	$2,908	$0	$51,685
Other	15,307	136	0	15,443
Obligations of state and political subdivisions	172,100	14,163	(989)	185,274
Corporate securities	54,448	449	(601)	54,296
Marketable equity securities	1,574	341	(81)	1,834
Restricted equity securities	4,892	0	0	4,892
Total	$297,098	$17,997	$(1,671)	$313,424

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$114	$5	$0	$119
Other	2,010	37	0	2,047
Obligations of state and political subdivisions	467	13	0	480
Total	$2,591	$55	$0	$2,646

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$64,892	$2,930	$(41)	$67,781
Other	13,187	94	(6)	13,275
Obligations of state and political subdivisions	177,139	11,846	(2,200)	186,785
Corporate securities	60,263	373	(1,394)	59,242
Marketable equity securities	1,574	292	(125)	1,741
Restricted equity securities	5,189	0	0	5,189
Total	$322,244	$15,535	$(3,766)	$334,013

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$124	$4	$0	$128
Other	2,014	46	0	2,060
Obligations of state and political subdivisions	467	11	0	478
Total	$2,605	$61	$0	$2,666

Securities Available-for-Sale with an aggregate fair value of $181,820,000 at June 30, 2012 and $182,478,000 at December 31, 2011; and securities Held-to-Maturity with an aggregate book value of $1,125,000 at June 30, 2012 and $2,138,000 at December 31, 2011, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $81,172,000 at June 30, 2012 and $106,647,000 at December 31, 2011.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at June 30, 2012 and December 31, 2011. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)

	June 30, 2012
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$1,002	$0	$0	$0	$18,893
Estimated fair value	1,007	0	0	0	19,088
Weighted average yield	1.35%	0	0	0	3.99%
1 - 5 Years:
Amortized cost	12,147	3,423	0	0	31,096
Estimated fair value	12,260	3,623	0	0	30,880
Weighted average yield	1.03%	4.77%	0	0	2.30%
5 - 10 Years:
Amortized cost	4,350	10,445	0	0	4,459
Estimated fair value	4,676	11,749	0	0	4,328
Weighted average yield	4.60%	5.49%	0	0	3.34%
After 10
Amortized cost	46,585	158,232	1,574	4,892	0
Estimated fair value	49,185	169,902	1,834	4,892	0
Weighted average yield	3.64%	6.33%	3.55%	0.06%	0
Total:
Amortized cost	$64,084	$172,100	$1,574	$4,892	$54,448
Estimated fair value	67,128	185,274	1,834	4,892	54,296
Weighted average yield	3.16%	6.23%	3.55%	0.06%	2.98%

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

(Amounts in thousands)

	June 30, 2012
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Held-To-Maturity:
Within 1 Year:
Amortized cost	$0	$0	$0	$0	$0
Estimated fair value	0	0	0	0	0
Weighted average yield	0	0	0	0	0
1 - 5 Years:
Amortized cost	2,010	0	0	0	0
Estimated fair value	2,047	0	0	0	0
Weighted average yield	1.37%	0	0	0	0
5 - 10 Years:
Amortized cost	114	0	0	0	0
Estimated fair value	119	0	0	0	0
Weighted average yield	2.56%	0	0	0	0
After 10 Years:
Amortized cost	467	0	0	0	0
Estimated fair value	480	0	0	0	0
Weighted average yield	7.14%	0	0	0	0
Total:
Amortized cost	$2,591	$0	$0	$0	$0
Estimated fair value	2,646	0	0	0	0
Weighted average yield	2.47%	0	0	0	0

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at June 30, 2012. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from sale of investments in Available-for-Sale debt and equity securities during the second quarter of 2012 and 2011 were $18,197,000 and $0, respectively. Gross gains realized on these sales were $979,000 and $0, respectively. Gross losses on these sales were $2,000 and $0, respectively. There were no impairment losses in 2012 and 2011.

There were no proceeds from sale of investments in Held-to-Maturity debt and equity securities during the second quarter of 2012 and 2011. There were no gains or losses realized during these periods.

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

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be other-than-temporary impaired at June 30, 2012 and December 31, 2011.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of June 30, 2012 and December 31, 2011:

June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the
U.S. Government	$0	$0	$0	$0	$0	$0
Federal agency backed securities	0	0	0	0	0	0
Municipal bonds	459	1	6,685	988	7,144	989
Corporate securities	4,921	133	16,414	468	21,335	601
Marketable equity securities	230	25	286	56	516	81
	$5,610	$159	$23,385	$1,512	$28,995	$1,671

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the
U.S. Government	$6,118	$6	$0	$0	$6,118	$6
Federal agency backed securities	7,806	41	0	0	7,806	41
Municipal bonds	2,455	11	10,518	2,189	12,973	2,200
Corporate securities	32,162	1,185	1,791	209	33,953	1,394
Marketable equity securities	82	20	754	105	836	125
	$48,623	$1,263	$13,063	$2,503	$61,686	$3,766

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”) or FNMA (“Federal National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 34 securities in an unrealized loss position as of June 30, 2012 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Securities with an unrealized loss that are determined to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss included in investment securities gains (losses) expense-net on the consolidated statements of income.

NOTE 3 — LOANS

Major classifications of loans at June 30, 2012 and December 31, 2011 consisted of:

(Amounts in thousands)

	June 30,	December 31,
	2012	2011
Commercial, Financial and Agricultural	$24,853	$21,448
Tax-exempt - Real Estate and Other	22,211	19,779
Real estate mortgages - Held-for-sale	894	1,356
Real estate mortgages - Consumer	136,295	129,362
Real estate mortgages - Commercial	228,597	236,645
Consumer	6,697	7,429
Gross loans	419,547	416,019
Add (deduct): Unearned discount and	(235)	(331)
Net deferred loan fees and costs	326	307
Total loans, net of unearned income	$419,638	$415,995

Activity in the allowance for loan losses for the six months ended June 30, 2012 and the year ended December 31, 2011:

(Amounts in thousands)

	June 30,	December 31,
	2012	2011
Balance at beginning of period	$5,929	$5,701
Provision charged to operations	800	1,900
Loans charged off	(962)	(1,769)
Recoveries	57	97
Balance at end of period	$5,824	$5,929

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $409,149,000 or 97.5% of gross loans are graded Pass; $3,160,000 or 0.8% are graded Special Mention; $7,238,000 or 1.7% are graded Substandard; and $0 are graded Doubtful.

Commercial & Industrial non-pass grades decreased to $1,372,000 as of June 30, 2012, as compared to $1,436,000 as of December 31, 2011. Commercial Real Estate non-pass grades decreased to $8,154,000 as of June 30, 2012, as compared to $10,375,000 as of December 31, 2011. The $2,221,000 decrease in Commercial Real Estate was the result of $1,172,000 in loans upgraded, $520,000 in loans charged-down, and $218,000 in loans transferred into foreclosed assets held for resale, with the balance attributed to borrower repayments. The Residential Real Estate and Consumer Loans non-pass grades decreased to $872,000 as of June 30, 2012 compared to $1,115,000 as of December 31, 2011. The reduction in Residential Real Estate was due to one large residential property being transferred into foreclosed assets held for resale.

The Bank utilizes a risk grading matrix as a tool for managing credit risk in the loan portfolio and assigns an Asset Quality Rating (risk grade) to all retail, commercial and commercial real estate borrowing relationships. An asset quality rating is assigned using the guidance provided in the Bank’s loan policy, which was revised in the second quarter of 2012. Primary responsibility for assigning the asset quality rating rests with the lender. The asset quality rating is validated periodically by both an internal and external loan review process. The rating will always represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with our Bank, credit history and lender knowledge of the borrower. Risk grade characteristics are as follows:

Risk Grade 1 – MINIMAL RISK through Risk Grade 6 – MANAGEMENT ATTENTION (Pass Grade Categories)

Risk is evaluated via examination of several attributes including but not limited to financial trends and strengths and weaknesses, likelihood of repayment when considering both cash flow and collateral, sources of repayment, leverage position, management expertise, and repayment history.

At the low-risk end of the rating scale, a risk grade of 1 - Minimal Risk is the grade reserved for loans with exceptional credit fundamentals and virtually no risk of default or loss. Loan grades then progress through escalating ratings of 2 through 6 based upon risk. Risk Grade 2 - Modest Risk are loans with sufficient cash flows; Risk Grade 3 - Average Risk are loans with key balance sheet ratios slightly above the borrower’s peers; Risk Grade 4 - Acceptable Risk are loans with key balance sheet ratios usually near the borrower’s peers, but one or more ratios may be higher; and Risk Grade 5 – Marginally Acceptable are loans with strained cash flow, increasing leverage and/or weakening markets. Risk Grade 6 - Management Attention are loans with weaknesses resulting from declining performance trends and the borrower’s cash flows may be temporarily strained. Loans in this category are performing according to terms, but present some type of potential concern.

Risk Grade 7 − SPECIAL MENTION (Non-Pass Category)

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

Risk Grade 8 − SUBSTANDARD (Non-Pass Category)

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

Risk Grade 9 − DOUBTFUL (Non-Pass Category)

Generally, loans graded doubtful have all the weaknesses inherent in a substandard loan with the added factor that the weaknesses are pronounced to a point where the basis of current information, conditions, and values, collection or liquidation in full is highly improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to strengthen the asset, its classification is deferred until, for example, a proposed merger, acquisition, liquidation procedures, capital injection, perfection of liens on additional collateral and/or refinancing plans are completed. Loans are graded doubtful if they contain weaknesses so serious that collection or liquidation in full is questionable.

The credit quality indicators by loan segment are summarized below at June 30, 2012 and December 31, 2011:

	Commercial &		Commercial Real Estate
	Industrial		Construction
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
Grade:
1-6 Pass	$43,196	$38,250	$4,991	$3,781
7 Special Mention	680	556	0	0
8 Substandard	692	880	0	0
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount	0	0	0	0
Net deferred loan fees & costs	114	100	(1)	(8)
Loans, net of unearned income	$44,682	$39,786	$4,990	$3,773

	Commercial Real Estate		Residential Real Estate
	Other		Including Home Equity
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
Grade:
1-6 Pass	$217,948	$224,030	$136,336	$129,627
7 Special Mention	2,340	3,269	137	0
8 Substandard	5,814	7,106	716	1,091
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount	0	0	0	0
Net deferred loan fees & costs	(7)	3	145	133
Loans, net of unearned income	$226,095	$234,408	$137,334	$130,851

	Consumer Loans
	June 30,	December 31,
	2012	2011
Grade:
1-6 Pass	$6,678	$7,405
7 Special Mention	3	0
8 Substandard	16	24
9 Doubtful	0	0
Add (deduct): Unearned discount	(235)	(331)
Net deferred loan fees & costs	75	79
Loans, net of unearned income	$6,537	$7,177

Commercial C & I and Commercial Real Estate Other include loans categorized as tax free loans.

The activity in the allowance for loan losses, by loan segment, is summarized below for the years indicated.

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Six months ended June 30, 2012:
Allowance for Loan Losses:
Beginning balance	$489	$3,507	$137	$1,228	$568	$5,929
Charge-offs	(243)	(520)	(28)	(171)	0	(962)
Recoveries	15	20	21	1	0	57
Provision	185	346	(19)	167	121	800
Ending Balance	446	3,353	111	1,225	689	5,824
Ending balance: individually evaluated for impairment	21	753	0	147	0	921
Ending balance: collectively evaluated for impairment	$425	$2,600	$111	$1,078	$689	$4,903

Financing Receivables:
Ending Balance	$44,682	$231,085	$6,537	$137,334	$0	$419,638
Ending balance: individually evaluated for impairment	611	3,070	0	584	0	4,265
Ending balance: collectively evaluated for impairment	$44,071	$228,015	$6,537	$136,750	$0	$415,373

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
December 31, 2011:
Allowance for Loan Losses:
Beginning balance	$565	$2,769	$123	$1,501	$743	$5,701
Charge-offs	(485)	(968)	(98)	(218)	0	(1,769)
Recoveries	28	51	16	2	0	97
Provision	381	1,655	96	(57)	(175)	1,900
Ending Balance	489	3,507	137	1,228	568	5,929
Ending balance: individually evaluated for impairment	80	756	0	111	0	947
Ending balance: collectively evaluated for impairment	$409	$2,751	$137	$1,117	$568	$4,982

Financing Receivables:
Ending Balance	$39,786	$238,181	$7,177	$130,851	$0	$415,995
Ending balance: individually evaluated for impairment	122	3,211	0	855	0	4,188
Ending balance: collectively evaluated for impairment	$39,664	$234,970	$7,177	$129,996	$0	$411,807

Impaired loans at June 30, 2012 and December 31, 2011 were $4,265,000 and $4,188,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)

	June 30,	December 31,
	2012	2011
Gross interest due under terms year-to-date	$188	$342
Amount included in income year-to-date	(10)	(54)
Interest income not recognized year-to-date	$178	$288

The Corporation’s impaired loans are summarized below for the periods ended June 30, 2012 and December 31, 2011.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2012:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$37	$183	$0	$186	$0
Commercial real estate	1,113	1,414	0	1,442	0
Residential	151	171	0	171	0

With an allowance recorded:
Commercial	574	918	21	918	3
Commercial real estate	1,957	2,937	753	2,941	7
Residential	433	496	147	503	0
Total	$4,265	$6,119	$921	$6,161	$10

Total consists of:
Commercial	$611	$1,101	$21	$1,104	$3
Commercial real estate	$3,070	$4,351	$753	$4,383	$7
Residential	$584	$667	$147	$674	$0

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$43	$188	$0	$239	$0
Commercial real estate	1,319	1,505	0	1,554	12
Residential	270	280	0	286	1

With an allowance recorded:
Commercial	80	80	80	89	3
Commercial real estate	1,891	2,932	756	2,947	34
Residential	585	733	111	736	4
Total	$4,188	$5,718	$947	$5,851	$54

Total consists of:
Commercial	$123	$268	$80	$328	$3
Commercial real estate	$3,210	$4,437	$756	$4,501	$46
Residential	$855	$1,013	$111	$1,022	$5

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan. The average recorded investment is calculated on the daily loan balance during the period of impairment.

Financing receivables on non-accrual status and foreclosed assets as of June 30, 2012 and December 31, 2011 were as follows:

(Amounts in thousands)

	June 30,	December 31,
	2012	2011
Commercial – real estate	$3,070	$3,211
Commercial - other	611	122
Residential	584	855
Consumer	0	0
Total non-accruing loans	4,265	4,188
Restructured loans	0	0
Total impaired loans	4,265	4,188
Loans past-due 90 days or more and still accruing	189	0
Foreclosed assets	1,086	780
Total non-performing assets	$5,540	$4,968

At June 30, 2012 and December 31, 2011, the recorded investment in impaired loans as defined by FASB ASC 310-10-35, Receivables Subsequent Measurements, was $4,265,000 and $4,188,000, and the impaired loans allowances were $921,000 and $947,000, respectively at June 30, 2012 and December 31, 2011. The average recorded balance in impaired loans during the quarter ended June 30, 2012 and December 31, 2011 was approximately $6,161,000 and $5,851,000, respectively.

The following tables present the aging of past-due loans by class of loans at June 30, 2012 and December 31, 2011:

(Amounts in thousands)			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
June 30, 2012:
Commercial	$50	$9	$0	$59	$611	$44,012	$44,682
Commercial real estate	776	801	123	1,700	3,070	226,315	231,085
Consumer	52	5	0	57	0	6,480	6,537
Residential	996	412	66	1,474	584	135,276	137,334
Total	$1,874	$1,227	$189	$3,290	$4,265	$412,083	$419,638

(Amounts in thousands)			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
December 31, 2011:
Commercial	$166	$21	$0	$187	$123	$39,476	$39,786
Commercial real estate	1,427	785	0	2,212	3,210	232,759	238,181
Consumer	64	62	0	126	0	7,051	7,177
Residential	1,473	353	0	1,826	855	128,170	130,851
Total	$3,130	$1,221	$0	$4,351	$4,188	$407,456	$415,995

Loans past-due 90 days or more and still accruing interest were $189,000 and $0 at June 30, 2012 and December 31, 2011, respectively. Loans 90 days or greater past-due remained on accrual status as these assets were deemed to be in the process of collection, guaranteed, or well secured.

At June 30, 2012, there were no commitments to lend additional funds with respect to non-accrual and restructured loans.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At June 30, 2012, there were no loans classified as troubled debt restructurings.

NOTE 4 — SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank are payable on demand.

NOTE 5 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank (“FHLB”) and a capital lease assumed as a result of the acquisition of Pocono Community Bank in the amount of $811,000 on November 1, 2007. Under terms of a blanket agreement, collateral for the loans are secured by certain qualifying assets of the Corporation’s banking subsidiary with FHLB, which consist principally of real estate mortgages and certain investment securities.

NOTE 6 — COMMITTMENTS AND CONTINGENCIES

In August 2011, the Bank entered into an agreement with a seller to acquire property consisting of three parcels of vacant land in the amount of $504,000 in Kingston, Pennsylvania. The property was acquired on February 15, 2012. As of June 30, 2012, the Bank has committed to build a new facility at an approximate cost of $1,429,000, of which $986,000 has been spent.

In 2011, the Bank began work to expand its main headquarters in Berwick, Pennsylvania. As of June 30, 2012, the Bank has committed to spend $5.4 million on this facility, of which $3.1 million has been spent.

In February 2012, the Bank entered into an agreement with a seller to acquire property consisting of a parcel of land and a building in the amount of $400,000 in Shickshinny, Pennsylvania. This property was acquired on July 26, 2012.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at June 30, 2012 and December 31, 2011, were as follows:

(Amounts in thousands)

	June 30,	December 31,
	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$65,482	$62,459
Financial standby letters of credit	$756	$789
Performance standby letters of credit	$3,838	$4,370

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. It is management’s opinion that the loan portfolio was well balanced and diversified at June 30, 2012, to the extent necessary to avoid any significant concentration of credit risk. However, its debtor’s ability to honor their contracts may be influenced by the region’s economy.

NOTE 8 — FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer (exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

A.	Level 1: Fair value is based on unadjusted quoted prices in active markets that are accessible to the Corporation for identical, unrestrictive assets. These generally provide the most reliable evidence and are used to measure fair value whenever available.

B.	Level 2: Fair value is based on significant other observable inputs, other than Level 1 inputs, that are observable either directly or indirectly for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, quoted market prices that are not active for identical or similar assets and other observable inputs.

C.	Level 3: Fair value is based on significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. Examples of valuation methodologies that would result in Level 3 classification include option pricing models, discounted cash flows and other similar techniques.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers of financial instruments between levels within the fair value hierarchy are recognized on the date management determines that the underlying circumstances or assumptions have changed.

Financial Assets Measured at Fair Value on a Recurring Basis

At June 30, 2012 and December 31, 2011, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

June 30, 2012

	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$51,685	$0	$51,685
Other	0	15,443	0	15,443
Obligations of state and political subdivisions	0	185,274	0	185,274
Corporate securities	0	54,296	0	54,296
Marketable equity securities	1,834	0	0	1,834
Restricted equity securities	0	4,892	0	4,892
Total	$1,834	$311,590	$0	$313,424

December 31, 2011
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$67,781	$0	$67,781
Other	0	13,275	0	13,275
Obligations of state and political subdivisions	0	186,785	0	186,785
Corporate securities	0	59,242	0	59,242
Marketable equity securities	1,741	0	0	1,741
Restricted equity securities	0	5,189	0	5,189
Total	$1,741	$332,272	$0	$334,013

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for investments. There were no transfers between Level 1 and Level 2 during 2012 and 2011.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2012 and December 31, 2011, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

	Level 1	Level 2	Level 3	Total
Assets at June 31, 2012
Impaired loans:
Commercial	$0	$0	$611	$611
Commercial real estate	0	0	3,070	3,070
Residential	0	0	584	584
Total impaired loans	$0	$0	$4,265	$4,265

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2011
Impaired loans:
Commercial	$0	$0	$123	$123
Commercial real estate	0	0	3,210	3,210
Residential	0	0	855	855
Total impaired loans	$0	$0	$4,188	$4,188

The Bank’s impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For impaired loans less than $250,000 upon classification and annually at year end, the Bank completes a Certificate of Inspection, which includes an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2012 and 2011.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2012 and December 31, 2011, foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

	Level 1	Level 2	Level 3	Total
Assets at June 31, 2012
Other foreclosed assets held for resale:
Residential real estate	$0	$0	$338	$338
Commercial real estate	0	0	748	748
Total foreclosed assets held for resale	$0	$0	$1,086	$1,086

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2011
Other foreclosed assets held for resale:
Commercial real estate	$0	$0	$780	$780
Total foreclosed assets held for resale	$0	$0	$780	$780

The Bank’s foreclosed asset valuation procedure requires an appraisal to be completed periodically with the exception of those cases which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2012 and 2011.

Fair Value of Financial Instruments

(Amounts in thousands)

	Carrying	Fair Value Measurements at June 30, 2012
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,462	$8,462	$0	$0	$8,462
Short-term investments	2,967	2,967	0	0	2,967
Investment securities – available-for-sale	313,424	1,834	311,590	0	313,424
Investment securities – held-to-maturity	2,591	0	2,646	0	2,646
Net loans	413,814	0	0	411,728	411,728
Mortgage servicing rights	440	0	0	440	440
Accrued interest receivable	4,104	4,104	0	0	4,104
Cash surrender value of bank owned life insurance	19,512	19,512	0	0	19,512

FINANCIAL LIABILITIES:
Deposits	610,618	358,460	0	253,611	612,071
Short-term borrowings	39,658	39,658	0	0	39,658
Long-term borrowings	50,557	0	0	53,710	53,710
Accrued interest payable	582	582	0	0	582

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit					65,482
Financial standby letters of credit					756
Performance standby letters of credit					3,838

(Amounts in thousands)

	Carrying	Fair Value Measurements at December 31, 2011
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,403	$8,403	$0	$0	$8,403
Short-term investments	1,776	1,776	0	0	1,776
Investment securities – available-for-sale	334,013	1,741	332,272	0	334,013
Investment securities – held-to-maturity	2,605	0	2,666	0	2,666
Net loans	410,066	0	0	410,033	410,033
Mortgage servicing rights	421	0	0	421	421
Accrued interest receivable	4,375	4,375	0	0	4,375
Cash surrender value of bank owned life insurance	19,145	19,145	0	0	19,145

FINANCIAL LIABILITIES:
Deposits	624,349	368,831	0	255,962	624,793
Short-term borrowings	30,882	30,882	0	0	30,882
Long-term borrowings	64,339	0	0	69,055	69,055
Accrued interest payable	785	785	0	0	785

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit					62,459
Financial standby letters of credit					789
Performance standby letters of credit					4,370

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

Deposits

Under FASB ASC 825-10-50, the fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at June 30, 2012 and December 31, 2011.

Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar term borrowings, to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term and Long-Term Borrowings

The fair values of short-term borrowings are equal to the current carrying values, and long-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s incremental borrowing rate for similar instruments.

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

The results of operations for the six-month period ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:

We have reviewed the consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2012 and the related consolidated statements of income, changes in stockholders’ equity, and comprehensive income for the three and six month periods ended June 30, 2012 and 2011 and cash flows for the six-month periods ended June 30, 2012 and 2011. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP

Kingston, Pennsylvania

August 8, 2012

Item 2. First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation as of June 30, 2012

This quarterly report contains certain forward-looking statements, which are included pursuant to the “safeharbor” provisions of the Private Securities Litigation Reform Act of 1995, and reflect management’s beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Corporation’s ability to effectively carry out its business plans and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions, and pending or threatened litigation. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

RESULTS OF OPERATIONS

First Keystone Corporation realized earnings for the second quarter of 2012 of $2,578,000, an increase of $35,000, or 1.4% from the second quarter of 2011. The increase in net income for 2012 was primarily the result of an increased net interest margin and an increase in net interest income of $259,000 from the second quarter of 2011. On a per share basis, net income per share was $.96 for the first six months of 2012 up from $.93 for the first six months of 2011, an increase of 3.2%. Cash dividends increased to $.50 per share up from $.48 in the first half of 2011, an increase of 4.2%.

Year-to-date net income annualized as of June 30, 2012, amounted to a return on average common equity of 10.78%, a return on tangible equity of 13.43% and a return on assets of 1.26%. For the six months ended June 30, 2011, these measures were 12.48%, 16.35%, and 1.24%, respectively, on an annualized basis.

In July 2012, the Corporation completed transactions designed to improve net interest income. Investment securities with a market value of $15,941,000 and having a yield of 2.95% were sold for a gain of $946,000. In addition, term borrowings with the Federal Home Loan Bank of Pittsburgh in the amount of $13,750,000 with a weighted average cost of 4.29% were prepaid, resulting in a prepayment penalty of $811,000. The impact of these transactions was an annualized increase in net interest income of $150,000. The deleveraging of the balance sheet also improved Tier 1 leverage and improved sensitivity to rising interest rates.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 2012, interest income amounted to $8,841,000, a decrease of $489,000 or 5.2% from the second quarter of 2011, while interest expense amounted to $1,715,000 in the second quarter of 2012, a decrease of $748,000, or 30.4% from the second quarter of 2011. As a result, net interest income increased $259,000 or 3.8% in the second quarter of 2012 to $7,126,000 from $6,867,000 in second quarter of 2011.

Our net interest margin for the six months ended June 30, 2012 was 4.09% compared to 3.97% for the six months ended June 30, 2011.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the first half of 2012, was $800,000, compared to $600,000 for the first half of 2011. The increase in the provision for loan losses resulted from our analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Net charge-offs for the six month period ended June 30, 2012 was $905,000, compared to $541,000 for the six month period ended 2011. The allowance for loan losses as a percentage of average loans outstanding, net of unearned interest, was 1.39% for the six months ended June 30, 2012, as compared to 1.39% for the six months ended June 30, 2011, and 1.44% for the year ended December 31, 2011. See Allowance for Loan Losses on Page 36 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $2,193,000 for the quarter ended June 30, 2012, as compared to $1,059,000 for the quarter ended June 30, 2011, an increase of $1,134,000, or 107.1%. Excluding investment securities gains and losses, non-interest income was $1,216,000 for the second quarter of 2012, an increase of $157,000, or 14.8% from the second quarter of 2011. The increase in non-interest income was driven by an increase in net gains on the sale of investment securities of $977,000, an increase in gains on sale of residential mortgage loans of $192,000 and an increase in Trust Department income of $31,000 as compared to the second quarter of 2011.

NON-INTEREST EXPENSE

Total non-interest expense was $5,807,000 for the quarter ended June 30, 2012, as compared to $4,472,000 for the quarter ended June 30, 2011. The increase of $1,335,000, or 29.9% is comprised of prepayment penalties on the early pay-off of several long-term borrowings of $811,000, salary and employee benefits expense increasing $220,000, net occupancy, furniture and equipment, and computer expense increasing $55,000, and other non-interest expense, including FDIC insurance, professional services and state shares tax increasing $249,000. These increases reflect additional employee and benefit costs associated with a new office opening in Plymouth, Pennsylvania, in the third quarter of 2011, and staffing additions to the accounting and the information security areas.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $5,192,000, or 50.0% of total non-interest expense for the six months ended June 30, 2012, as compared to 52.8% for the six months of 2011. Net occupancy, furniture and equipment, and computer expense amounted to $1,440,000 for the six months ended June 30, 2012, an increase of $75,000, or 5.5%. Other non-interest expense, including the FHLB prepayment penalty, FDIC insurance, professional services and state shares tax amounted to $3,760,000 for the six months ended June 30, 2012, an increase of $982,000, or 35.3% from the first six months of 2011. Non-interest expense in the first half of 2012 is approximately 2.5% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non-interest expense.

INCOME TAXES

Effective tax planning has helped produce favorable net income. Income tax expense amounted to $1,117,000 for the six months ended June 30, 2012, as compared to $1,305,000 for the six months ended June 30, 2011, a decrease of $188,000. The effective total income tax rate was 17.2% for the second quarter of 2012 as compared to 19.4% for the second quarter of 2011. The effective total income tax rate was 17.6% for the first half of 2012 as compared to 20.6% for the first half of 2011. The decrease in the effective tax rate was due to an additional tax credit taken as a result of a low-income housing investment partnership acquired in 2010.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

Total assets decreased to $806,208,000 as of June 30, 2012, a decrease of $12,338,000 from year-end 2011. Net loans increased by $3,748,000 or 0.9%, reflecting continued weak demand. Cash balances remained nearly the same from year-end.

During the first half of 2012, the Corporation increased short-term borrowings to $39,658,000 as of June 30, 2012, as compared to $30,882,000 as of December 31, 2011. Long-term borrowings decreased to $50,557,000 as of June 30, 2012, down from the $64,339,000 as of December 31, 2011.

The decreases in total assets and long-term borrowings were attributable to a program in which investments were sold to pay-off several long-term borrowings to further improve net interest margin.

EARNING ASSETS

Our primary earning asset, loans, net of unearned income, increased to $419,638,000 as of June 30, 2012, up $3,643,000, or 0.9% since year-end 2011. The loan portfolio continues to be diversified. Overall asset quality has remained consistent with non-performing assets increasing since year-end 2011. Total non-performing assets were $5,540,000 as of June 30, 2012, an increase of $572,000, or 11.5% from the $4,968,000 reported in non-performing assets as of December 31, 2011. Total allowance for loan losses to total non-performing assets was 105.1% as of June 30, 2012 and 119.3% at December 31, 2011.

In addition to loans, another primary earning asset is our overall investment portfolio, which decreased in size from

December 31, 2011, to June 30, 2012. Held-to-maturity securities amounted to $2,591,000 as of June 30, 2012, a decrease of $14,000 from December 31, 2011. Available-for-sale securities amounted to $313,424,000 as of June 30, 2012, a decrease of $20,589,000 from year-end 2011. Interest-bearing deposits in other banks increased as of June 30, 2012, to $2,967,000 from $1,776,000 at year-end 2011.

LOANS

Total loans, net of unearned income, increased to $419,638,000 as of June 30, 2012, as compared to a balance of $415,995,000 as of December 31, 2011. The table on page 19 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans, net of unearned income, increased $3,643,000, or 0.9% in the first half of 2012.

The economy and the resultant decline in loan demand accounted for slow growth in the loan portfolio in the first half of 2012. The Residential Real Estate loan portfolio increased $6,471,000 to $137,189,000 as of June 30, 2012, as compared to $130,718,000 as of December 31, 2011. The majority of the increase was the result of new originations and refinances held in the Bank’s portfolio. The Commercial Secured by Real Estate loan portfolio decreased $8,048,000 to $228,597,000 as of June 30, 2012, as compared to $236,645,000 as of December 31, 2011. The decrease was the result of weak new loan originations; a $6,405,000 pay-off of one large commercial mortgage; pay-offs of four commercial mortgages with balances of $450,000 or more (all of which were income-producing properties); and typical portfolio run-off.

The loan portfolio is well diversified. The total commercial portfolio was $275,661,000 at June 30, 2012 and $277,872,000 at December 31, 2011, of which $231,093,000 or 55.1% of gross loans were secured by commercial real estate at June 30, 2012, and $238,186,000 or 57.3% at December 31, 2011.

The largest relationship is an $8,387,000 tax-free loan to a municipality founded in 1816 consisting of 35 square miles, which is located in the eastern region of our market area. According to township officials, the township experienced 17% growth in population from 2001 through 2010 and future job growth is projected to be 29% over the next 10 years. The township is currently involved in a $70,000,000 sewer expansion project. The Bank’s loan is secured by project receivables and the full faith, credit and taxing power of the township.

The second largest relationship consisted of the net balance of $8,361,000 after participation shares sold of $3,166,000. This relationship is comprised of several first lien mortgages relating to office and professional rental properties and a $5,000,000 line of credit to a planned residential community in the Corporation’s eastern market area. The principal and related companies have been involved in real estate development since 1974, and have successfully developed residential communities, medical office facilities, and professional office facilities. The entire relationship is secured by a combination of real estate and marketable securities.

The third largest relationship of $7,325,000 is comprised of loans to individuals and their related companies involved in the ownership and operation of gas stations, convenience stores, and truck stops located in northern, central and eastern Pennsylvania. The borrowers are well experienced in the industry and have been operating various locations since 1988. The loans are secured by commercial real estate, and perfected security interest in all business assets.

The fourth largest relationship is a real estate development company and its related entities, specializing in the design, construction and management of student housing units. The company was established in the late 1980s and its primary market is our immediate central market. The relationship had outstanding loan balances of $7,035,000 at June 30, 2012, and is secured primarily by income producing real estate.

The fifth largest relationship is a real estate holding LLC established in 2006 along with its related medical service companies. The LLC was formed to construct and provide medical office space for a group of closely related medical entities and outside services and is located in the Corporation’s immediate central market area. The relationship had outstanding loan balances of $6,916,000 at June 30, 2012, secured primarily by commercial real estate and perfected security interest in all business assets of the various related entities.

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

Increases in the portfolio in the first half of 2012 were primarily in residential mortgage real estate loans. There was an increase in commercial loans – other; these are loans to corporations and businesses not secured by real estate. The Corporation continued to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	June 30,	December 31,
	2012	2011
Commercial, financial and agricultural:
Commercial secured by real estate	$228,597	$236,645
Commercial - other	24,853	21,448
Tax exempt - real estate and other	22,211	19,779
Real estate (primarily residential mortgage loans)	137,189	130,718
Consumer loans	6,697	7,429
Total Gross Loans	419,547	416,019
Add (deduct): Unearned discount and
Net deferred loan fees and costs	91	(24)
Total Loans, net of unearned income	$419,638	$415,995

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of June 30, 2012, the allowance for loan loss was $5,824,000 as compared to $5,929,000 as of December 31, 2011. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of our Allowance for Loan Losses indicating charge-offs and recoveries for the six month period and the year and additional provisions charged to operations. In the first six months of 2012, net charge-offs as a percentage of average loans were 0.22%, as compared to net charge-offs as a percentage of average loans of 0.41% during the twelve months of 2011, and 0.26% for the first six months of 2011. Net charge-offs amounted to $905,000 for the first six months of 2012 as compared to $1,672,000 for the twelve months ended December 31, 2011, and $541,000 for the first six months of 2011. The increase in net charge-offs in the first six months of 2012 as compared to the first six months of 2011 relates primarily to one commercial real estate relationship that was charged down $300,000 or 33.1% of net charge-offs; one Commercial/Financial relationship that was written down $153,000 or 16.9% of net charge-offs; and two Residential Mortgages that were charged down $169,000 or 18.7% of net charge-offs. The remaining balance of net charge-offs was comprised of small commercial relationships and small consumer loans.

For the first half of 2012, the provision for loan losses was $800,000 as compared to $600,000 for the first half of 2011. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $5,824,000 of which $446,000 or 7.7% is attributed to Commercial, financial and agriculture loans; $4,578,000 or 78.6% is attributed to Real Estate loans; $111,000 or 1.9% is attributed to Consumer loans, and $689,000 or 11.8% being the unallocated component (refer to the activity in the allowance for loan losses by loan segment table in Note 3 — Loans on page 19). The Allowance for Loan Losses decreased to $5,824,000 as of June 30, 2012, as compared to $5,929,000 as of December 31, 2011. The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for probable losses inherent in the loan portfolio as of June 30, 2012.

Analysis of Allowance for Loan Losses

(Amounts in thousands)
	June 30,	December 31,	June 30,
	2012	2011	2011
Balance at beginning of period	$5,929	$5,701	$5,701
Charge-offs:
Commercial, financial and agricultural	243	485	443
Real estate	691	1,186	101
Consumer	28	98	47
	962	1,769	591
Recoveries:
Commercial, financial and agricultural	15	28	13
Real estate	21	53	32
Consumer	21	16	5
	57	97	50

Net charge-offs	905	1,672	541
Additions charged to operations	800	1,900	600
Balance at end of period	$5,824	$5,929	$5,760

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.22%	0.41%	0.26%
Allowance for loan losses to average loans
outstanding during the period	1.39%	1.44%	1.39%

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

With our manageable level of net charge-offs and the additions to the reserve from our provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.39% at June 30, 2012, 1.44% at December 31, 2011 and 1.39% at June 30, 2011.

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

Allocation of Allowance for Loan Losses

(Amounts in thousands)	June 30,			December 31,
	2012			2011
Commercial, financial and agricultural	$446	8.7	%*	$489	9.1	%*
Real estate - mortgage	4,578	89.2	%*	4,735	88.3	%*
Consumer and other loans	111	2.1	%*	137	2.6	%*
Unallocated	689	N/A	*	568	N/A	*
	$5,824	100.0	%*	$5,929	100.0	%*

______________________

*Percentage of allocation in each category to total in the Allowance for Loan Loss Analysis, excluding unallocated.

NON-PERFORMING ASSETS

The “Non-Performing Assets” table on page 40 details the Corporation’s non-performing assets as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against income. Restructured loans are loans where the borrower has been granted a concession in the interest rate or payment amount because of financial problems. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets increased $572,000 to $5,540,000 as of June 30, 2012 as compared to $4,968,000 as of December 31, 2011. The economy, in particular, high unemployment, weak job markets, unsettled fuel prices, rising energy costs, and the continued slowness in the housing industry had a direct effect of increasing the Corporation’s non-performing assets. The Corporation is closely monitoring its commercial real estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Losses on commercial real estate, which increased in 2011, are projected to continue at higher than average levels into 2012. Impaired loans increased to $4,265,000 as of June 30, 2012, as compared to $4,188,000 as of December 31, 2011. Foreclosed assets held for resale increased to $1,086,000 as of June 30, 2012 as compared to $780,000 as of December 31, 2011. Loans past-due 90 days or more and still accruing interest increased to $189,000 as of June 30, 2012, as compared to $0 as of December 31, 2011. These loans are deemed to be well secured and in the process of collection. Non-performing assets to period end loans and foreclosed assets was 1.3% as of June 30, 2012 and 1.2% as of December 31, 2011. Total non-performing assets to total assets was 0.7% as of June 30, 2012 and 0.6% as of December 31, 2011. Our allowance for loan losses to total non-performing assets was 105.1% as of June 30, 2012 and 119.3% as of December 31, 2011. Additional detail can be found on page 40, “Non-Performing Assets Table” and page 24 in the “Financing Receivables on Non-Accrual Status Table”. Asset quality is a priority and the Corporation retains a full-time Loan Review Officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Impaired loans increased to $4,265,000 at June 30, 2012 from $4,188,000 at December 31, 2011. Five relationships carried aggregate balances of $250,000 or greater. The largest relationship is represented by five loans carrying a balance of $1,147,000 secured by rental residential real estate. The June 30, 2012 valuation carried a net realizable value of $1,037,000, after an estimated $94,000 cost to sell, resulting in a specific allocation of $110,000. The second largest relationship is represented by two loans carrying a balance of $988,000 secured by commercial real estate and business assets. The June 30, 2012 valuation carried a net realizable value of $595,000, after an estimated $105,000 cost to sell, resulting in a specific allocation of $393,000. The third largest relationship is represented by two loans carrying a balance of $286,000 secured by leasehold mortgages. The June 30, 2012 valuation carried a net realizable value of $148,000, after an estimated $53,000 cost to sell, resulting in a specific allocation of $138,000. The fourth largest relationship is represented by two loans carrying a balance of $257,000 secured by commercial real estate and business assets. The June 30, 2012 valuation carried a net realizable value of $360,000, after an estimated $40,000 cost to sell, resulting in a specific allocation of $0. The fifth largest relationship is represented by one loan carrying a balance of $253,000 secured by residential/farm property with acreage. The June 30, 2012 valuation carried a net realizable value of $194,000, after an estimated $22,000 cost to sell, resulting in a specific allocation of $59,000. Of the $4,265,000 in impaired loans, $286,000 is located outside of our primary market area. None of the impaired loans are participated facilities.

The Corporation’s impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values.

For impaired loans less than $250,000 upon classification and annually at year end, the Corporation completes a Certificate of Inspection, which includes the results of an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.

Improving loan quality is a priority, and we actively work with borrowers to resolve credit problems and will continue our close monitoring efforts in 2012. As of June 30, 2012, the Corporation did not have any troubled debt restructurings in its loan portfolio. Excluding the assets disclosed in the Non-Performing Assets Table, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

Interest income received and accrued on non-performing loans in the first half of 2012 and for the year ended December 31, 2011 was $10,000 and $54,000, respectively. Interest income, which would have been recorded on these loans under the original terms as of June 30, 2012 and December 31, 2011, was $188,000 and $342,000, respectively. At June 30, 2012 and December 31, 2011, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of June 30, 2012 and December 31, 2011, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-performing Assets

(Amounts in thousands)

	June 30,	December 31,
	2012	2011
Non-performing assets
Impaired loans	$4,265	$4,188
Foreclosed assets held for resale	1,086	780
Loans past-due 90 days or more and still accruing interest	189	0
Total non-performing assets	$5,540	$4,968

Impaired loans
Non-performing loans	$4,265	$4,188
Allocated allowance for loan losses	(921)	(947)
Net investment in impaired loans	$3,344	$3,241

Impaired loans with a valuation allowance	$2,963	$2,556
Impaired loans without a valuation allowance	1,302	1,632
Total impaired loans	$4,265	$4,188

Allocated valuation allowance related to impaired loans	$921	$947

Allocated valuation allowance as a percent of impaired loans	21.6%	22.6%
Impaired loans to loans net of unearned discount	1.0%	1.0%
Non-performing assets to period-end loans and foreclosed assets	1.3%	1.2%
Total non-performing assets to total assets	0.7%	0.6%
Allowance for loan losses to impaired loans	136.6%	141.6%
Allowance for loan losses to total non-performing assets	105.1%	119.3%

Real estate mortgages comprise 87.8% of the net loan portfolio as of June 30, 2012, as compared to 88.7% as of December 31, 2011. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our market area and are subject to risks associated with the local economy. The commercial real estate loans typically re-price approximately each three to five years and are also concentrated in our market area. The Corporation’s loss exposure on its non-performing loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Total deposits decreased $13,731,000 to $610,618,000 as of June 30, 2012 as non-interest bearing deposits increased by $9,683,000 and interest bearing deposits decreased by $23,414,000 as of June 30, 2012, from year-end 2011. Total short-term and long-term borrowings decreased to $90,215,000 as of June 30, 2012, from $95,221,000 at year-end 2011, a decrease of $5,006,000, or 5.3%.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available-for-sale increased stockholders’ equity, or capital net of taxes, by $3,001,000 for the six months ended June 30, 2012. The Corporation had 241,730 and 242,517 shares of common stock on June 30, 2012 and December 31, 2011, respectively, as treasury stock. This had an effect of reducing our total stockholders’ equity by $6,042,000 as of June 30, 2012, and $6,069,000 as of December 31, 2011.

Total stockholders’ equity was $98,616,000 as of June 30, 2012, and $93,092,000 as of December 31, 2011. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2012, our leverage ratio was 8.41% compared to 8.07% as of December 31, 2011. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2012, were 12.60% and 13.70%, respectively. The same ratios as of December 31, 2011 were 11.99% and 13.09%, respectively.

At its Annual Shareholders’ Meeting on May 10, 2012, the Corporation’s Articles of Incorporation were amended to increase the number of authorized common shares with a par value of $2.00 from 10,000,000 to 20,000,000 shares. Additionally, the Corporation was authorized to issue up to 1,000,000 shares of preferred stock on terms to be determined by the Board of Directors.

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

The following table represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of June 30, 2012 and December 31, 2011.

(Amounts in thousands)

	Less than	1 - 3	3 - 5	Over
Contractual Obligations June 30, 2012	1 Year	Years	Years	5 Years	Total

Time deposits	$144,246	$78,471	$27,601	$0	$250,318
Securities sold under agreement to repurchase	18,503	0	0	0	18,503
FHLB borrowings	32,155	19,000	5,000	15,000	71,155
Commitments to grant loans[1]	6,528	0	0	0	6,528
Commitments to fund loans for secondary market mortgages	961	0	0	0	961
Unfunded commitments on lines of credit[1]	57,993	0	0	0	57,993
Financial standby letters of credit[1]	756	0	0	0	756
Performance standby letters of credit[1]	3,838	0	0	0	3,838
Purchase and building commitments	3,120	0	0	0	3,120
Commitment for investment in real estate venture	180	0	0	0	180
Operating lease obligations	170	271	196	2,360	2,997
Capital lease obligations	135	454	229	0	818
	$268,585	$98,196	$33,026	$17,360	$417,167

1The Corporation does not expect all of the commitments and letters of credit to be fully funded. The total commitments amount related to these contractual obligations does not necessarily represent future cash requirements.

(Amounts in thousands)

	Less than	1 - 3	3 - 5	Over
Contractual Obligations December 31, 2011	1 Year	Years	Years	5 Years	Total

Time deposits	$135,711	$90,269	$26,151	$0	$252,131
Securities sold under agreement to repurchase	18,132	0	0	0	18,132
FHLB borrowings	28,750	32,750	13,000	2,000	76,500
Commitments to grant loans[1]	5,703	0	0	0	5,703
Commitments to fund loans for secondary market mortgages	1,311	0	0	0	1,311
Unfunded commitments on lines of credit[1]	47,445	0	0	0	47,445
Purchase obligations of loan participations[1]	8,000	0	0	0	8,000
Financial standby letters of credit[1]	789	0	0	0	789
Performance standby letters of credit[1]	4,370	0	0	0	4,370
Purchase and building commitments	6,080	0	0	0	6,080
Commitment for investment in real estate venture	180	0	0	0	180
Operating lease obligations	187	305	189	2,394	3,075
Capital lease obligations	108	406	290	0	804
	$256,766	$123,730	$39,630	$4,394	$424,520

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Corporation’s quantitative and qualitative market risks since December 31, 2011. The composition of rate sensitive assets and rate sensitive liabilities as of June 30, 2012 is very similar to December 31, 2011. For more information, please refer to Part II - Item 7A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2012.

b)	Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2012	—	—	—	120,000
May 1 — May 31, 2012	—	—	—	120,000
June 1 — June 30, 2012	—	—	—	120,000
Total	—	—	—	120,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit

3i	Articles of Incorporation, as amended.

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated January 14, 2011).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 9, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

FIRST KEYSTONE CORPORATION

Registrant

August 8, 2012                                                                                                                       /s/ Matthew P. Prosseda

Matthew P. Prosseda

President and Chief Executive Officer

(Principal Executive Officer)

August 8, 2012                                                                                                                       /s/ Diane C.A. Rosler

Diane C.A. Rosler

Senior Vice President and Chief Financial Officer

(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description

3i	Articles of Incorporation, as amended.

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated January 14, 2011).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 9, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation’s principal executive offices.

