Form 10-Q/A
period 2012-06-30
FIRST KEYSTONE CORP
filed 2012-09-10
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Quarterly Report”), which was filed with the Securities and Exchange Commission on August 9, 2012, to furnish Exhibit 101 to the Form 10-Q, which provides certain items from our Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”).

This Amendment No. 1 does not change, amend or alter any other section of the Quarterly Report not otherwise discussed herein and continues to speak as of the date of the Quarterly Report. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Quarterly Report.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit

3i	Articles of Incorporation, as amended.*

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated January 14, 2011).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 9, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Previously filed with First Keystone Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed on August 9, 2012).

** Attached as Exhibits 101 to this Form 10-Q/A Amendment No. 1 are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

FIRST KEYSTONE CORPORATION
Registrant

September 7, 2012	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

September 7, 2012	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)