Form 10-Q
period 2012-09-30
FIRST KEYSTONE CORP
filed 2012-11-09
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Common Stock, $2 Par Value, 5,469,962 shares as of November 4, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$6,677	$8,403
Interest-bearing deposits in other banks	4,040	1,776
Total cash and cash equivalents	10,717	10,179
Investment securities available-for-sale	303,244	328,824
Investment securities held-to-maturity (estimated fair value of $2,632 in 2012 and $2,666 in 2011)	2,585	2,605
Restricted securities at cost - available-for-sale	4,427	5,189
Loans, net of unearned income	430,977	415,995
Allowance for loan losses	(5,905)	(5,929)
Net loans	425,072	410,066
Premises and equipment, net	18,027	12,725
Accrued interest receivable	4,219	4,375
Cash surrender value of bank owned life insurance	19,691	19,145
Investment in real estate ventures	1,346	1,484
Goodwill	19,133	19,133
Core deposit intangible	739	951
Prepaid FDIC insurance	1,102	1,427
Foreclosed assets held for resale	534	780
Deferred income taxes	8	30
Other assets	1,984	1,633
TOTAL ASSETS	$812,828	$818,546

LIABILITIES
Deposits:
Non-interest bearing	$86,025	$75,489
Interest bearing	544,207	548,860
Total Deposits	630,232	624,349
Short-term borrowings	16,764	30,882
Long-term borrowings	50,540	64,339
Accrued interest and other expenses	2,988	2,857
Deferred income taxes	4,346	2,350
Other liabilities	5,697	677
TOTAL LIABILITIES	$710,567	$725,454

STOCKHOLDERS' EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2012; issued 0 in 2012	$0	$0
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2012 and 10,000,000 shares in 2011; issued 5,707,395 in 2012 and 5,687,767 in 2011	11,415	11,375
Surplus	30,526	30,157
Retained earnings	53,782	49,872
Accumulated other comprehensive income	12,472	7,757
Treasury stock, at cost, 238,489 shares in 2012 and 242,517 shares in 2011	(5,934)	(6,069)

TOTAL STOCKHOLDERS' EQUITY	102,261	93,092
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$812,828	$818,546

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

(Amounts in thousands, except per share data)

	2012	2011
INTEREST INCOME
Interest and fees on loans	$5,534	$5,848
Interest and dividend income on investment securities	2,987	3,388
Interest on deposits in banks	1	0
Interest on federal funds sold	0	1
Total interest income	$8,522	$9,237

INTEREST EXPENSE
Interest on deposits	$1,065	$1,657
Interest on short-term borrowings	29	36
Interest on long-term borrowings	382	647
Total interest expense	$1,476	$2,340

Net interest income	$7,046	$6,897
Provision for loan losses	400	500
Net interest income after provision for loan losses	$6,646	$6,397

NON-INTEREST INCOME
Trust department	$193	$153
Service charges and fees	313	335
Bank owned life insurance income	179	187
ATM fees and debit card income	239	238
Gains on sale of mortgage loans	332	117
Investment securities gains (losses) - net	477	218
Other	153	95
Total non-interest income	$1,886	$1,343

NON-INTEREST EXPENSE
Salaries and employee benefits	$2,602	$2,394
Occupancy, net	398	335
Furniture and equipment	202	122
Computer expense	277	266
Professional services	174	197
State shares tax	193	227
FDIC insurance	120	127
ATM and debit card fees	121	98
Other	1,089	665
Total non-interest expense	$5,176	$4,431

Income before income tax expense	$3,356	$3,309
Income tax expense	592	632
NET INCOME	$2,764	$2,677

PER SHARE DATA
Net Income Per Share:
Basic	$.51	$.49
Diluted	.51	.49
Cash dividends per share	.25	.24

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

(Amounts in thousands, except per share data)

	2012	2011
INTEREST INCOME
Interest and fees on loans	$16,833	$17,572
Interest and dividend income on investment securities	9,456	10,338
Interest on deposits in banks	1	3
Interest on federal funds sold	0	1
Total interest income	$26,290	$27,914

INTEREST EXPENSE
Interest on deposits	$3,528	$5,263
Interest on short-term borrowings	88	129
Interest on long-term borrowings	1,482	1,927
Total interest expense	$5,098	$7,319

Net interest income	$21,192	$20,595
Provision for loan losses	1,200	1,100
Net interest income after provision for loan losses	$19,992	$19,495

NON-INTEREST INCOME
Trust department	$561	$440
Service charges and fees	885	983
Bank owned life insurance income	546	569
ATM fees and debit card income	730	678
Gains on sale of mortgage loans	738	211
Investment securities gains (losses) - net	1,484	143
Other	339	341
Total non-interest income	$5,283	$3,365

NON-INTEREST EXPENSE
Salaries and employee benefits	$7,794	$7,027
Occupancy, net	1,072	1,015
Furniture and equipment	445	330
Computer expense	800	743
Professional services	514	523
State shares tax	564	548
FDIC insurance	375	564
ATM and debit card fees	348	279
FHLB prepayment penalties	811	0
Other	2,845	2,178
Total non-interest expense	$15,568	$13,207

Income before income tax expense	$9,707	$9,653
Income tax expense	1,709	1,937
NET INCOME	$7,998	$7,716

PER SHARE DATA
Net Income Per Share:
Basic	$1.47	$1.42
Diluted	1.47	1.42
Cash dividends per share	.75	.72

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except shares)

						Accumulated
				Compre-		Other
	Common Stock			hensive	Retained	Comprehensive	Treasury
	Shares	Amount	Surplus	Income	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2011	5,687,767	$11,375	$30,157		$49,872	$7,757	$(6,069)	$93,092
Comprehensive Income:
Net Income				$7,998	7,998			7,998
Change in net unrealized gains (losses) on investment securities available-for- sale, net of reclassification adjustment and tax effects				4,715		4,715		4,715
Total comprehensive income				$12,713
Issuance of 19,628 shares of common stock for stock dividends and stock purchase plan	19,628	40	439					479
Issuance of 4,028 shares of treasury stock upon exercise of employee stock options			(70)				135	65
Cash dividends - $.75 per share					(4,088)			(4,088)
Balance at September 30, 2012	5,707,395	$11,415	$30,526		$53,782	$12,472	$(5,934)	$102,261

Balance at December 31, 2010	5,687,767	$11,375	$30,175		$45,246	$(1,633)	$(6,103)	$79,060
Comprehensive Income:
Net Income				$7,716	7,716			7,716
Change in unrealized gains (losses) on investment securities available-for sale, net of reclassification adjustment and tax effects				9,126		9,126		9,126
Total comprehensive income				$16,842
Issuance of 815 shares of treasury stock upon exercise of employee stock options			(14)				28	14
Cash dividends - $.72 per share					(3,920)			(3,920)
Balance at September 30, 2011	5,687,767	$11,375	$30,161		$49,042	$7,493	$(6,075)	$91,996

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$2,764	$2,677	$7,998	$7,716
Other comprehensive income:
Unrealized holding gains on available-for-sale investment securities arising during the period	3,088	9,712	8,651	13,948
Less reclassification adjustment for net gains realized in income	477	218	1,484	143
Change in unrealized gains before tax effect	2,611	9,494	7,167	13,805
Tax effects	(897)	(3,216)	(2,452)	(4,679)
Net change in unrealized gains	1,714	6,278	4,715	9,126
Comprehensive Income	$4,478	$8,955	$12,713	$16,842

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTMBER 30, 2012 AND 2011

(Unaudited)

(Amounts in thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$7,998	7,716
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	1,100
Depreciation and amortization	837	721
Premium amortization on investment securities	913	760
Discount accretion on investment securities	(676)	(860)
Core deposit discount amortization net of accretion	212	217
Deferred (benefit) income tax provision	(434)	141
(Gain) loss on sale of mortgage loans originated for resale	(738)	(211)
Proceeds from sale of mortgage loans originated for resale	23,301	14,270
Originations of mortgage loans originated for resale	(24,499)	(12,756)
(Gain) loss on sales of investment securities	(1,484)	(143)
Loss (gain) on sale of foreclosed assets held for resale	195	137
Decrease (increase) in accrued interest receivable	156	315
(Increase) decrease in cash surrender value of bank owned life insurance	(546)	(569)
(Increase) decrease in other assets - net	(327)	(218)
Decrease (increase) in prepaid FDIC insurance	325	520
Increase (decrease) in accrued interest and other expenses	131	(32)
(Decrease) increase in other liabilities	(408)	(260)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,156	$10,848

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	$36,737	$53,564
Proceeds from maturities and redemptions of investment securities available-for-sale	27,894	26,229
Purchases of investment securities available-for-sale	(25,473)	(87,501)
Proceeds from maturities and redemption of investment securities held-to-maturity	14	2,048
Proceeds from the redemption of restricted securities	968	903
Purchases of restricted securities	(206)	0
Net (increase) decrease in loans	(15,007)	(3,632)
Purchases of premises and equipment	(5,795)	(1,047)
Proceeds from sale of foreclosed assets held for resale	852	348
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$19,984	$(9,088)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	$5,883	$6,912
Net (decrease) increase in short-term borrowings	(14,118)	1,372
Proceeds from long-term borrowings	10,000	5,000
Repayment of long-term borrowings	(23,799)	(2,045)
Proceeds from issuance of common stock	65	0
Proceeds from issuance of treasury stock	246	14
Cash dividends paid	(3,879)	(3,920)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(25,602)	$7,333

INCREASE IN CASH AND CASH EQUIVALENTS	$538	$9,093
CASH AND CASH EQUIVALENTS, BEGINNING	10,179	11,905
CASH AND CASH EQUIVALENTS, ENDING	$10,717	$20,998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for:
Cash paid during period for interest	$5,355	$7,484
Cash paid for income taxes	1,726	1,572

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Nature of Operations

The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly-owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, government, and public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 16 full service offices and 17 Automated Teller Machines (“ATM”) located in Columbia, Luzerne, Montour and Monroe counties. The Corporation and its subsidiary must also adhere to certain federal and state banking laws and regulations and are subject to periodic examinations made by various federal agencies.

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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Central Bankers Bank (“ACBB”). These securities do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At September 30, 2012, the Corporation held $4,392,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2011, the Corporation held $5,154,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at September 30, 2012 and December 31, 2011.

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

In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. This allowance is estimated by management and if deemed necessary, the allowance would be classified in other liabilities on the consolidated balance sheets. As of September 30, 2012 and December 31, 2011, an allowance for possible credit losses on off-balance sheet credit exposures was not recorded.

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

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. The real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets on the consolidated balance sheets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in non-interest income and expense on the consolidated statements of income. The total of foreclosed real estate properties amounted to $534,000 at September 30, 2012 and $780,000 at December 31, 2011.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (“BOLI”) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

Investments in Real Estate Ventures

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $277,000 in 2012 and $160,000 in 2011, and the amortization of the investments in the limited partnerships were $138,000 for the nine months ended September 30, 2012 and $88,000 for the nine months ended September 30, 2011.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2008. At September 30, 2012 and December 31, 2011, the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as non-interest expense. At September 30, 2012 and December 31, 2011, the Corporation does not have any amounts accrued for interest and/or penalties.

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has tested the goodwill included in its consolidated balance sheet at December 31, 2011, and has determined there was no impairment as of that date or as of September 30, 2012. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired. The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party. Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party. The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing. The Corporation has tested the core deposit intangible included in its consolidated balance sheet at December 31, 2011 and has determined there was no impairment as of that date or as of September 30, 2012. No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock Based Compensation

The Corporation adopted a stock option incentive plan in 1998. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes Option Pricing Model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. The Plan expired in 2008, and therefore, no stock options are available for issuance. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 13,603 exercisable options issued and outstanding as of September 30, 2012.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350). The primary purpose of the ASU is to simplify the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the Corporation the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Corporation will adopt this standard in the fourth quarter of 2012, and does not anticipate that this standard will have a material impact on its consolidated financial statements.

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine months ended September 30, 2012 and 2011, was approximately $216,000 and $201,000, respectively.

Reclassifications

The Corporation reclassified certain immaterial amounts in the Consolidated Statements of Income. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2 — INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at September 30, 2012 and December 31, 2011:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$45,928	$2,484	$(58)	$48,354
Other	17,720	164	0	17,884
Obligations of state and political subdivisions	171,305	16,220	(670)	186,855
Corporate securities	47,736	704	(301)	48,139
Marketable equity securities	1,619	447	(54)	2,012
Restricted equity securities	4,427	0	0	4,427
Total	$288,735	$20,019	$(1,083)	$307,671

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$110	$5	$0	$115
Other	2,008	30	0	2,038
Obligations of state and political subdivisions	467	12	0	479
Total	$2,585	$47	$0	$2,632

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$64,892	$2,930	$(41)	$67,781
Other	13,187	94	(6)	13,275
Obligations of state and political subdivisions	177,139	11,846	(2,200)	186,785
Corporate securities	60,263	373	(1,394)	59,242
Marketable equity securities	1,574	292	(125)	1,741
Restricted equity securities	5,189	0	0	5,189
Total	$322,244	$15,535	$(3,766)	$334,013

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$124	$4	$0	$128
Other	2,014	46	0	2,060
Obligations of state and political subdivisions	467	11	0	478
Total	$2,605	$61	$0	$2,666

Securities Available-for-Sale with an aggregate fair value of $180,422,000 at September 30, 2012 and $182,478,000 at December 31, 2011; and securities Held-to-Maturity with an aggregate book value of $1,118,000 at September 30, 2012 and $2,138,000 at December 31, 2011, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $99,800,000 at September 30, 2012 and $106,647,000 at December 31, 2011.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at September 30, 2012 and December 31, 2011. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)

	September 30, 2012
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$1,001	$0	$0	$0	$12,282
Estimated fair value	1,002	0	0	0	12,412
Weighted average yield	1.35%	0%	0%	0%	3.78%
1 - 5 Years:
Amortized cost	12,134	3,430	0	0	30,993
Estimated fair value	12,264	3,626	0	0	31,357
Weighted average yield	1.03%	4.77%	0%	0%	2.29%
5 - 10 Years:
Amortized cost	9,116	10,946	0	0	4,461
Estimated fair value	9,436	12,350	0	0	4,370
Weighted average yield	4.62%	5.52%	0%	0%	3.30%
After 10
Amortized cost	41,397	156,929	1,619	4,427	0
Estimated fair value	43,536	170,879	2,012	4,427	0
Weighted average yield	3.23%	6.30%	3.63%	0.09%	0%
Total:
Amortized cost	$63,648	$171,305	$1,619	$4,427	$47,736
Estimated fair value	66,238	186,855	2,012	4,427	48,139
Weighted average yield	2.98%	6.22%	3.63%	0.09%	2.78%

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

(Amounts in thousands)

	September 30, 2012
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Held-To-Maturity:
Within 1 Year:
Amortized cost	$0	$0	$0	$0	$0
Estimated fair value	0	0	0	0	0
Weighted average yield	0%	0%	0%	0%	0%
1 - 5 Years:
Amortized cost	1,008	0	0	0	0
Estimated fair value	1,023	0	0	0	0
Weighted average yield	1.78%	0%	0%	0%	0%
5 - 10 Years:
Amortized cost	1,110	0	0	0	0
Estimated fair value	1,130	0	0	0	0
Weighted average yield	1.07%	0%	0%	0%	0%
After 10 Years:
Amortized cost	0	467	0	0	0
Estimated fair value	0	479	0	0	0
Weighted average yield	0%	7.14%	0%	0%	0%
Total:
Amortized cost	$2,118	$467	$0	$0	$0
Estimated fair value	2,153	479	0	0	0
Weighted average yield	1.41%	7.14%	0%	0%	0%

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

(Amounts in thousands)

	December 31, 2011
	U.S. Government	Obligations
	Agency &	of State	Marketable	Restricted
	Corporation	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$2,016	$0	$0	$0	$10,757
Estimated fair value	2,030	0	0	0	10,928
Weighted average yield	1.20%	0%	0%	0%	4.70%
1 - 5 Years:
Amortized cost	11,175	3,411	0	0	48,506
Estimated fair value	11,250	3,614	0	0	47,444
Weighted average yield	1.17%	4.77%	0%	0%	2.59%
5 - 10 Years:
Amortized cost	6,905	11,475	0	0	1,000
Estimated fair value	7,285	12,826	0	0	870
Weighted average yield	4.04%	5.33%	0%	0%	3.10%
After 10 Years:
Amortized cost	57,983	162,253	1,574	5,189	0
Estimated fair value	60,491	170,345	1,741	5,189	0
Weighted average yield	3.66%	6.30%	3.37%	0.01%	0%
Total:
Amortized cost	$78,079	$177,139	$1,574	$5,189	$60,263
Estimated fair value	81,056	186,785	1,741	5,189	59,242
Weighted average yield	3.27%	6.21%	3.37%	0.01%	2.98%

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

(Amounts in thousands)

	December 31, 2011
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Held-to-Maturity:
Within 1 Year:
Amortized cost	$0	$0	$0	$0	$0
Estimated fair value	0	0	0	0	0
Weighted average yield	0%	0%	0%	0%	0%
1 - 5 Years:
Amortized cost	2,014	0	0	0	0
Estimated fair value	2,060	0	0	0	0
Weighted average yield	1.41%	0%	0%	0%	0%
5 - 10 Years:
Amortized cost	124	0	0	0	0
Estimated fair value	128	0	0	0	0
Weighted average yield	2.56%	0%	0%	0%	0%
After 10 Years:
Amortized cost	0	467	0	0	0
Estimated fair value	0	478	0	0	0
Weighted average yield	0%	7.14%	0%	0%	0%
Total:
Amortized cost	$2,138	$467	$0	$0	$0
Estimated fair value	2,188	478	0	0	0
Weighted average yield	1.48%	7.14%	0%	0%	0%

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at September 30, 2012. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from sale of investments in Available-for-Sale debt and equity securities during the third quarter of 2012 and 2011 were $9,829,000 and $9,435,000, respectively. Gross gains realized on these sales were $477,000 and $407,000, respectively. Gross losses on these sales were $0 and $188,000, respectively. There were no impairment losses in 2012 and 2011.

There were no proceeds from sale of investments in Held-to-Maturity debt and equity securities during the third quarter of 2012 and 2011. There were no gains or losses realized during these periods.

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

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be other-than-temporary impaired at September 30, 2012 and December 31, 2011.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of September 30, 2012 and December 31, 2011:

September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Direct obligations of the
U.S. Government	$0	$0	$0	$0	$0	$0
Federal agency backed securities	5,656	58	0	0	5,656	58
Municipal bonds	578	9	7,085	661	7,663	670
Corporate securities	1,919	51	6,277	250	8,196	301
Marketable equity securities	134	9	297	45	431	54
	$8,287	$127	$13,659	$956	$21,946	$1,083

December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss
Direct obligations of the
U.S. Government	$6,118	$6	$0	$0	$6,118	$6
Federal agency backed securities	7,806	41	0	0	7,806	41
Municipal bonds	2,455	11	10,518	2,189	12,973	2,200
Corporate securities	32,162	1,185	1,791	209	33,953	1,394
Marketable equity securities	82	20	754	105	836	125
	$48,623	$1,263	$13,063	$2,503	$61,686	$3,766

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”) or FNMA (“Federal National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 26 securities in an unrealized loss position as of September 30, 2012 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Securities with an unrealized loss that are determined to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss included in investment securities gains (losses) expense-net on the consolidated statements of income.

NOTE 3 — LOANS

Major classifications of loans at September 30, 2012 and December 31, 2011 consisted of:

(Amounts in thousands)

	September 30,	December 31,
	2012	2011
Commercial, Financial and Agricultural	$23,730	$21,448
Tax-exempt - Real Estate and Other	31,601	19,779
Real estate mortgages - Held-for-sale	1,904	1,356
Real estate mortgages - Consumer	141,868	129,362
Real estate mortgages - Commercial	225,100	236,645
Consumer	6,651	7,429
Gross loans	430,854	416,019
Add (deduct): Unearned discount and	(202)	(331)
Net deferred loan fees and costs	325	307
Total loans, net of unearned income	$430,977	$415,995

Activity in the allowance for loan losses for the nine months ended September 30, 2012 and the year ended December 31, 2011:

(Amounts in thousands)

	September 30,	December 31,
	2012	2011
Balance at beginning of period	$5,929	$5,701
Provision charged to operations	1,200	1,900
Loans charged off	(1,291)	(1,769)
Recoveries	67	97
Balance at end of period	$5,905	$5,929

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $420,949,000 or 97.7% of gross loans are graded Pass; $3,372,000 or 0.8% are graded Special Mention; $6,533,000 or 1.5% are graded Substandard; and $0 are graded Doubtful.

Commercial & Industrial non-pass grades decreased to $1,198,000 as of September 30, 2012, as compared to $1,436,000 as of December 31, 2011. Commercial Real Estate non-pass grades decreased to $7,203,000 as of September 30, 2012, as compared to $10,375,000 as of December 31, 2011. The $3,172,000 decrease in Commercial Real Estate was the result of $1,172,000 in loans upgraded, $771,000 in loans charged-down, and $381,000 in loans transferred into foreclosed assets held for resale, with the balance attributed to borrower repayments. The Residential Real Estate and Consumer Loans non-pass grades increased to $1,504,000 as of September 30, 2012, compared to $1,115,000 as of December 31, 2011. The increase was due to the net of down-grading several residential assets and the transfer of one large residential property to foreclosed assets held for resale.

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

The credit quality indicators by loan segment are summarized below at September 30, 2012 and December 31, 2011:

	Commercial &		Commercial Real Estate
	Industrial		Construction
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Grade:
1-6 Pass	$51,341	$38,250	$5,470	$3,781
7 Special Mention	642	556	0	0
8 Substandard	556	880	0	0
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount	0	0	0	0
Net deferred loan fees & costs	119	100	(2)	(8)
Loans, net of unearned income	$52,658	$39,786	$5,468	$3,773

	Commercial Real Estate		Residential Real Estate
	Other		Including	Home Equity
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Grade:
1-6 Pass	$215,218	$224,030	$142,285	$129,627
7 Special Mention	2,590	3,269	137	0
8 Substandard	4,613	7,106	1,350	1,091
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount	0	0	0	0
Net deferred loan fees & costs	(26)	3	156	133
Loans, net of unearned income	$222,395	$234,408	$143,928	$130,851

			Loans,
	Consumer Loans		Net of Unearned Income
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Grade:
1-6 Pass	$6,635	$7,405	$420,949	$403,093
7 Special Mention	3	0	3,372	3,825
8 Substandard	14	24	6,533	9,101
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount	(202)	(331)	(202)	(331)
Net deferred loan fees & costs	78	79	325	307
Loans, net of unearned income	$6,528	$7,177	$430,977	$415,995

Commercial C & I and Commercial Real Estate Other include loans categorized as tax free loans.

The activity in the allowance for loan losses, by loan segment, is summarized below for the years indicated.

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Nine months ended September 30, 2012:
Allowance for Loan Losses:
Beginning balance	$489	$3,507	$137	$1,228	$568	$5,929
Charge-offs	(264)	(708)	(54)	(265)	0	(1,291)
Recoveries	23	21	22	1	0	67
Provision	308	164	(24)	557	195	1,200
Ending Balance	556	2,984	81	1,521	763	5,905
Ending balance: individually
evaluated for impairment	0	390	0	158	0	548
Ending balance: collectively
evaluated for impairment	$556	$2,594	$81	$1,363	$763	$5,357

Financing Receivables:
Ending Balance	$52,658	$227,863	$6,528	$143,928	$0	$430,977
Ending balance: individually
evaluated for impairment	502	1,894	0	951	0	3,347
Ending balance: collectively
evaluated for impairment	$52,156	$225,969	$6,528	$142,977	$0	$427,630

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
December 31, 2011:
Allowance for Loan Losses:
Beginning balance	$565	$2,769	$123	$1,501	$743	$5,701
Charge-offs	(485)	(968)	(98)	(218)	0	(1,769)
Recoveries	28	51	16	2	0	97
Provision	381	1,655	96	(57)	(175)	1,900
Ending Balance	489	3,507	137	1,228	568	5,929
Ending balance: individually
evaluated for impairment	80	756	0	111	0	947
Ending balance: collectively
evaluated for impairment	$409	$2,751	$137	$1,117	$568	$4,982

Financing Receivables:
Ending Balance	$39,786	$238,181	$7,177	$130,851	$0	$415,995
Ending balance: individually
evaluated for impairment	122	3,211	0	855	0	4,188
Ending balance: collectively
evaluated for impairment	$39,664	$234,970	$7,177	$129,996	$0	$411,807

Impaired loans at September 30, 2012 and December 31, 2011 were $3,347,000 and $4,188,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)
	September 30,	December 31,
	2012	2011
Gross interest due under terms year-to-date	$201	$342
Amount included in income year-to-date	(20)	(54)
Interest income not recognized year-to-date	$181	$288

The Corporation’s impaired loans are summarized below for the periods ended September 30, 2012 and December 31, 2011.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
September 30, 2012:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$502	$801	$0	$811	$3
Commercial real estate	865	1,326	0	1,364	0
Residential	108	173	0	177	0

With an allowance recorded:
Commercial	0	0	0	0	0
Commercial real estate	1,029	1,298	390	1,302	7
Residential	843	926	158	940	10
Total	$3,347	$4,524	$548	$4,594	$20

Total consists of:
Commercial	$502	$801	$0	$811	$3
Commercial real estate	$1,894	$2,624	$390	$2,666	$7
Residential	$951	$1,099	$158	$1,117	$10

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$43	$188	$0	$239	$0
Commercial real estate	1,319	1,505	0	1,554	12
Residential	270	280	0	286	1

With an allowance recorded:
Commercial	80	80	80	89	3
Commercial real estate	1,891	2,932	756	2,947	34
Residential	585	733	111	736	4
Total	$4,188	$5,718	$947	$5,851	$54

Total consists of:
Commercial	$123	$268	$80	$328	$3
Commercial real estate	$3,210	$4,437	$756	$4,501	$46
Residential	$855	$1,013	$111	$1,022	$5

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan. The average recorded investment is calculated on the daily loan balance during the period of impairment.

Financing receivables on non-accrual status and foreclosed assets as of September 30, 2012 and December 31, 2011 were as follows:

(Amounts in thousands)
	September 30,	December 31,
	2012	2011
Commercial - real estate	$1,894	$3,210
Commercial - other	502	123
Residential	951	855
Consumer	0	0
Total non-accruing loans	3,347	4,188
Restructured loans	0	0
Total impaired loans	3,347	4,188
Loans past-due 90 days or more and still accruing	2,016	0
Foreclosed assets	534	780
Total non-performing assets	$5,897	$4,968

At September 30, 2012 and December 31, 2011, the recorded investment in impaired loans as defined by FASB ASC 310-10-35, Receivables Subsequent Measurements, was $3,347,000 and $4,188,000, and the impaired loans allowances were $548,000 and $947,000, respectively at September 30, 2012 and December 31, 2011. The average year-to-date recorded balance in impaired loans during the period ended September 30, 2012 and December 31, 2011 was approximately $4,594,000 and $5,851,000, respectively.

The following tables present the aging of past-due loans by class of loans at September 30, 2012 and December 31, 2011:

(Amounts in thousands)			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
September 30, 2012:
Commercial	$81	$0	$0	$81	$502	$52,075	$52,658
Commercial real estate	2,027	437	1,544	4,008	1,894	221,961	227,863
Consumer	63	15	0	78	0	6,450	6,528
Residential	1,126	91	472	1,689	951	141,288	143,928
Total	$3,297	$543	$2,016	$5,856	$3,347	$421,774	$430,977

(Amounts in thousands)			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
December 31, 2011:
Commercial	$166	$21	$0	$187	$123	$39,476	$39,786
Commercial real estate	1,427	785	0	2,212	3,210	232,759	238,181
Consumer	64	62	0	126	0	7,051	7,177
Residential	1,473	353	0	1,826	855	128,170	130,851
Total	$3,130	$1,221	$0	$4,351	$4,188	$407,456	$415,995

Loans past-due 90 days or more and still accruing interest were $2,016,000 and $0 at September 30, 2012 and December 31, 2011, respectively. Loans 90 days or greater past-due remained on accrual status as these assets were deemed to be in the process of collection, guaranteed, or well secured. The loans consist of a participation loan with a balance of approximately $1,000,000 that is a well secured property with a loan-to-value of 25%; approximately $500,000 in commercial retail properties that are in the process of collection and deemed to be well secured; and two residential mortgages with a balance of $500,000, both of which are in the process of collection with the borrowers making payments.

At September 30, 2012, there were no commitments to lend additional funds with respect to non-accrual and restructured loans.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At September 30, 2012, there were no loans classified as troubled debt restructurings.

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

NOTE 6 — COMMITTMENTS AND CONTINGENCIES

In February 2012, the Bank acquired three parcels of vacant land in the amount of $504,000 in Kingston, Pennsylvania. This location opened on August 20, 2012 with a new branch building at a cost of $1.3 million.

In 2011, the Bank began work to expand its main headquarters in Berwick, Pennsylvania. As of September 30, 2012, the Bank has committed to spend $5.3 million on this facility, of which $4.3 million has been spent.

In February 2012, the Bank entered into an agreement with a seller to acquire property consisting of a parcel of land and a building in the amount of $400,000 in Shickshinny, Pennsylvania. This property was acquired on July 26, 2012, and is expected to open in the second quarter of 2013.

In September 2012, the Bank entered into an agreement with a seller to acquire property consisting of a parcel of land and a building in the amount of $311,000 in Dallas, Pennsylvania. The property is to be acquired by the end of the fourth quarter of 2012, and is expected to be open by the end of the first quarter of 2013.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at September 30, 2012 and December 31, 2011, were as follows:

(Amounts in thousands)

	September 30, 2012	December 31, 2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$58,631	$62,459
Financial standby letters of credit	$724	$789
Performance standby letters of credit	$3,783	$4,370

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. It is management’s opinion that the loan portfolio was well balanced and diversified at September 30, 2012, to the extent necessary to avoid any significant concentration of credit risk. However, its debtor’s ability to honor their contracts may be influenced by the region’s economy.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At September 30, 2012 and December 31, 2011, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

September 30, 2012

	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$48,354	$0	$48,354
Other	0	17,884	0	17,884
Obligations of state and political subdivisions	0	186,855	0	186,855
Corporate securities	0	48,139	0	48,139
Marketable equity securities	2,012	0	0	2,012
Restricted equity securities	0	4,427	0	4,427
Total	$2,012	$305,659	$0	$307,671

December 31, 2011

	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$67,781	$0	$67,781
Other	0	13,275	0	13,275
Obligations of state and political subdivisions	0	186,785	0	186,785
Corporate securities	0	59,242	0	59,242
Marketable equity securities	1,741	0	0	1,741
Restricted equity securities	0	5,189	0	5,189
Total	$1,741	$332,272	$0	$334,013

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2012 and December 31, 2011, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

	Level 1	Level 2	Level 3	Total
Assets at September 30, 2012
Impaired loans:
Commercial, Financial and Agricultural	$0	$0	$502	$502
Commercial real estate mortgages	0	0	1,894	1,894
Residential real estate mortgages	0	0	951	951
Total impaired loans	$0	$0	$3,347	$3,347

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2011
Impaired loans:
Commercial, Financial and Agricultural	$0	$0	$123	$123
Commercial real estate mortgages	0	0	3,210	3,210
Residential real estate mortgages	0	0	855	855
Total impaired loans	$0	$0	$4,188	$4,188

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2012 and December 31, 2011, foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

	Level 1	Level 2	Level 3	Total
Assets at September 30, 2012
Other foreclosed assets held for resale:
Residential real estate mortgages	$0	$0	$474	$474
Commercial real estate mortgages	0	0	60	60
Total foreclosed assets held for resale	$0	$0	$534	$534

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2011
Other foreclosed assets held for resale:
Commercial real estate mortgages	$0	$0	$780	$780
Total foreclosed assets held for resale	$0	$0	$780	$780

The Bank’s foreclosed asset valuation procedure requires an appraisal to be completed periodically with the exception of those cases which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2012 and 2011.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Assets at September 30, 2012
Impaired loans	$3,347	Appraisal of collateral[1,3]	Appraisal adjustments[2]	10% - 35%
Foreclosed assets held for sale	534	Appraisal of collateral[1,3]	Appraisal adjustments[2]	10% - 35%

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Amounts in thousands)

	Carrying	Fair Value Measurements at September 30, 2012
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$6,677	$6,677	$0	$0	$6,677
Short-term investments	4,040	4,040	0	0	4,040
Investment securities – available-for-sale	307,671	2,012	305,659	0	307,671
Investment securities – held-to-maturity	2,585	0	2,632	0	2,632
Net loans	425,072	0	0	425,579	425,579
Mortgage servicing rights	459	0	0	459	459
Accrued interest receivable	4,219	4,219	0	0	4,219
Cash surrender value of bank owned life insurance	19,691	19,691	0	0	19,691

FINANCIAL LIABILITIES:
Deposits	630,232	381,925	0	251,663	633,588
Short-term borrowings	16,764	16,764	0	0	16,764
Long-term borrowings	50,540	0	0	54,083	54,083
Accrued interest payable	529	529	0	0	529

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit					58,631
Financial standby letters of credit					724
Performance standby letters of credit					3,783

(Amounts in thousands)

	Carrying	Fair Value Measurements at December 31, 2011
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,403	$8,403	$0	$0	$8,403
Short-term investments	1,776	1,776	0	0	1,776
Investment securities – available-for-sale	334,013	1,741	332,272	0	334,013
Investment securities – held-to-maturity	2,605	0	2,666	0	2,666
Net loans	410,066	0	0	410,033	410,033
Mortgage servicing rights	421	0	0	421	421
Accrued interest receivable	4,375	4,375	0	0	4,375
Cash surrender value of bank owned life insurance	19,145	19,145	0	0	19,145

FINANCIAL LIABILITIES:
Deposits	624,349	368,831	0	255,962	624,793
Short-term borrowings	30,882	30,882	0	0	30,882
Long-term borrowings	64,339	0	0	69,055	69,055
Accrued interest payable	785	785	0	0	785

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit					62,459
Financial standby letters of credit					789
Performance standby letters of credit					4,370

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

Deposits

Under FASB ASC 825-10-50, the fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at September 30, 2012 and December 31, 2011.

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

The results of operations for the nine-month period ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:

We have reviewed the consolidated balance sheet of First Keystone Corporation and Subsidiary as of September 30, 2012 and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2012 and 2011 and changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2012 and 2011. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP

Kingston, Pennsylvania

November 8, 2012

Item 2.	First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation as of September 30, 2012

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

RESULTS OF OPERATIONS

First Keystone Corporation realized earnings for the third quarter of 2012 of $2,764,000, an increase of $87,000, or 3.3% from the third quarter of 2011. The increase in net income for the third quarter of 2012 was due to several factors, including an increase in net interest income, an increase in gains on sale of mortgage loans and an increase in gains on the sale of investment securities. On a per share basis, net income per share was $1.47 for the first nine months of 2012, up from $1.42 for the first nine months of 2011, an increase of 3.5%. Cash dividends increased to $.75 per share up from $.72 in the first nine months of 2011, an increase of 4.2%.

Year-to-date net income annualized as of September 30, 2012, amounted to a return on average common equity of 10.83%, a return on tangible equity of 15.47% and a return on assets of 1.30%. For the nine months ended September 30, 2011, these measures were 12.38%, 16.07%, and 1.26%, respectively, on an annualized basis.

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

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 2012, interest income amounted to $8,522,000, a decrease of $715,000 or 7.7% from the third quarter of 2011, while interest expense amounted to $1,476,000 in the third quarter of 2012, a decrease of $864,000, or 36.9% from the third quarter of 2011. As a result, net interest income increased $149,000 or 2.2% in the third quarter of 2012 to $7,046,000 from $6,897,000 in third quarter of 2011. Net interest income increased $597,000 or 2.9% for the nine months ended September 30, 2012 to $21,192,000 from $20,595,000 for the same period in 2011.

Our net interest margin for the nine months ended September 30, 2012 was 4.12% compared to 3.97% for the nine months ended September 30, 2011.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarter ended September 30, 2012, was $400,000, compared to $500,000 for the quarter ended September 30, 2011. The year-to-date provision for loan losses amounted to $1,200,000 as of September 30, 2012, as compared to $1,100,000 as of September 30, 2011. The increase in the provision for loan losses resulted from the Bank’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Net charge-offs for the nine month period ended September 30, 2012 was $1,224,000, compared to $1,327,000 for the nine month period ended September 30, 2011. The allowance for loan losses as a percentage of average loans outstanding, net of unearned interest, was 1.40% for the nine months ended September 30, 2012, as compared to 1.33% for the nine months ended September 30, 2011, and 1.44% for the year ended December 31, 2011. See Allowance for Loan Losses on Page 36 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,886,000 for the quarter ended September 30, 2012, as compared to $1,343,000 for the quarter ended September 30, 2011, an increase of $543,000, or 40.4%. Excluding investment securities gains and losses, non-interest income was $1,409,000 for the third quarter of 2012, an increase of $284,000, or 25.2% from the third quarter of 2011. The increase in non-interest income was driven by an increase in net gains on the sale of investment securities of $259,000, an increase in gains on sale of residential mortgage loans of $215,000 and an increase in Trust Department income of $40,000 as compared to the third quarter of 2011.

NON-INTEREST EXPENSE

Total non-interest expense was $5,176,000 for the quarter ended September 30, 2012, as compared to $4,431,000 for the quarter ended September 30, 2011. Non-interest expense was up $745,000, or 16.8%. Salaries and employee benefits rose by $208,000, or 8.7%. These increases reflect additional employee and benefit costs associated with staffing additions in the accounting and information security areas. Also, medical insurance costs have risen for the period. Further, non-interest expense was impacted by increased costs related to collections and other real estate owned.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $7,794,000, or 50.1% of total non-interest expense for the nine months ended September 30, 2012, as compared to 53.2% for the nine months of 2011. Net occupancy, furniture and equipment, and computer expense amounted to $2,317,000 for the nine months ended September 30, 2012, an increase of $229,000, or 11.0%. Other non-interest expense, including the FHLB prepayment penalty, FDIC insurance, professional services and state shares tax amounted to $5,457,000 for the nine months ended September 30, 2012, an increase of $1,365,000, or 33.4% from the first nine months of 2011. Non-interest expense in the first nine months of 2012 is approximately 2.6% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non-interest expense.

INCOME TAXES

Effective tax planning has helped produce favorable net income. Income tax expense amounted to $1,709,000 for the nine months ended September 30, 2012, as compared to $1,937,000 for the nine months ended September 30, 2011, a decrease of $228,000. The effective total income tax rate was 17.6% for the third quarter of 2012 as compared to 19.1% for the third quarter of 2011. The effective total income tax rate was 17.6% for the first nine months of 2012 as compared to 20.1% for the first nine months of 2011. The decrease in the effective tax rate was due to additional tax exempt income received and an additional low-income housing tax credit recognized during the period.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

Total assets decreased to $812,828,000 as of September 30, 2012, a decrease of $5,718,000 from year-end 2011. Net loans increased by $15,006,000 or 3.7%, reflecting a slight pickup in activity. Cash balances decreased compared to year-end.

During the first nine months of 2012, the Corporation decreased short-term borrowings to $16,764,000 as of September 30, 2012, as compared to $30,882,000 as of December 31, 2011. Long-term borrowings decreased to $50,540,000 as of September 30, 2012, down from the $64,339,000 as of December 31, 2011.

The decreases in total assets and long-term borrowings were attributable to a program in which investments were sold to pay-off several long-term borrowings to further improve net interest margin.

EARNING ASSETS

Our primary earning asset, loans, net of unearned income, increased to $430,977,000 as of September 30, 2012, up $14,982,000, or 3.6% since year-end 2011. The loan portfolio continues to be diversified. Overall asset quality has remained consistent with non-performing assets increasing since year-end 2011. Total non-performing assets were $5,897,000 as of September 30, 2012, an increase of $929,000, or 18.7% from the $4,968,000 reported in non-performing assets as of December 31, 2011. Total allowance for loan losses to total non-performing assets was 100.1% as of September 30, 2012 and 119.3% at December 31, 2011.

In addition to loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2011, to September 30, 2012. Held-to-maturity securities amounted to $2,585,000 as of September 30, 2012, a decrease of $20,000 from December 31, 2011. Available-for-sale securities amounted to $307,671,000 as of September 30, 2012, a decrease of $26,342,000 from year-end 2011. Interest-bearing deposits in other banks increased as of September 30, 2012, to $4,040,000 from $1,776,000 at year-end 2011.

LOANS

Total loans, net of unearned income, increased to $430,977,000 as of September 30, 2012, as compared to a balance of $415,995,000 as of December 31, 2011. The table on page 19 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans, net of unearned income, increased $14,982,000, or 3.6% in the first nine months of 2012.

The economy and the resultant decline in loan demand accounted for slow growth in the loan portfolio in the first nine months of 2012. The Residential Real Estate loan portfolio increased $13,054,000 to $143,772,000 as of September 30, 2012, as compared to $130,718,000 as of December 31, 2011. The majority of the increase was the result of new originations and, to a lesser extent, refinances held in the Bank’s portfolio. The Commercial Secured by Real Estate loan portfolio decreased $11,545,000 to $225,100,000 as of September 30, 2012, as compared to $236,645,000 as of December 31, 2011. The decrease was the result of weak new loan originations; a $6,405,000 pay-off of one large commercial mortgage; pay-offs of four commercial mortgages with balances of $450,000 or more (all of which were income-producing properties); and typical portfolio run-off.

The loan portfolio is well diversified. The total commercial portfolio was $280,431,000 at September 30, 2012 and $277,872,000 at December 31, 2011, of which $227,891,000 or 52.9% of gross loans were secured by commercial real estate at September 30, 2012, and $238,186,000 or 57.3% at December 31, 2011.

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

The second largest relationship consisted of the net balance of $8,256,000 after participation shares sold of $3,166,000. This relationship is comprised of several first lien mortgages relating to office and professional rental properties and a $5,000,000 line of credit to a planned residential community in the Corporation’s eastern market area. The principal and related companies have been involved in real estate development since 1974, and have successfully developed residential communities, medical office facilities, and professional office facilities. The entire relationship is secured by a combination of real estate and marketable securities.

The third largest relationship is a real estate development company and its related entities, specializing in the design, construction and management of student housing units. The company was established in the late 1980s and its primary market is our immediate central market. The relationship had outstanding loan balances of $7,518,000 at September 30, 2012, and is secured primarily by income producing real estate.

The fourth largest relationship of $7,261,000 is comprised of loans to individuals and their related companies involved in the ownership and operation of gas stations, convenience stores, and truck stops located in northern, central and eastern Pennsylvania. The borrowers are well experienced in the industry and have been operating various locations since 1988. The loans are secured by commercial real estate, and perfected security interest in all business assets.

The fifth largest relationship is a real estate holding LLC established in 2006 along with its related medical service companies. The LLC was formed to construct and provide medical office space for a group of closely related medical entities and outside services and is located in the Corporation’s immediate central market area. The relationship had outstanding loan balances of $6,993,000 at September 30, 2012, secured primarily by commercial real estate and perfected security interest in all business assets of the various related entities.

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

Increases in the portfolio in the first nine months of 2012 were primarily in residential mortgage real estate loans. There was an increase in commercial loans – other; these are loans to corporations and businesses not secured by real estate. The Corporation continued to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	September 30, 2012	December 31, 2011
Commercial, financial and agricultural:
Commercial secured by real estate	$225,100	$236,645
Commercial - other	23,730	21,448
Tax exempt - real estate and other	31,601	19,779
Real estate (primarily residential mortgage loans)	143,772	130,718
Consumer loans	6,651	7,429
Total Gross Loans	430,854	416,019
Add (deduct): Unearned discount and	(202)	(331)
Net deferred loan fees and costs	325	307
Total Loans, net of unearned income	$430,977	$415,995

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of September 30, 2012, the allowance for loan loss was $5,905,000 as compared to $5,929,000 as of December 31, 2011. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of our Allowance for Loan Losses indicating charge-offs and recoveries for the nine month period and the year and additional provisions charged to operations. In the first nine months of 2012, net charge-offs as a percentage of average loans were 0.29%, as compared to net charge-offs as a percentage of average loans of 0.41% during the twelve months of 2011, and 0.32% for the first nine months of 2011. Net charge-offs amounted to $1,224,000 for the first nine months of 2012 as compared to $1,672,000 for the twelve months ended December 31, 2011, and $1,327,000 for the first nine months of 2011. The decrease in net charge-offs in the first nine months of 2012 as compared to the first nine months of 2011 relates primarily to one commercial real estate relationship that was charged down $400,000 or 32.7% of net charge-offs; one Commercial/Financial relationship that was written down $153,000 or 12.5% of net charge-offs; and two Residential Mortgages that were charged down $169,000 or 13.8% of net charge-offs. The remaining balance of net charge-offs was comprised of small commercial relationships and small consumer loans.

For the first nine months of 2012, the provision for loan losses was $1,200,000 as compared to $1,100,000 for the first nine months of 2011. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $5,905,000 of which $556,000 or 9.4% is attributed to Commercial, financial and agriculture loans; $4,505,000 or 76.3% is attributed to Real Estate loans; $81,000 or 1.4% is attributed to Consumer loans; and $763,000 or 12.9% being the unallocated component (refer to the activity in the allowance for loan losses by loan segment table in Note 3 — Loans on page 19). The Allowance for Loan Losses decreased to $5,905,000 as of September 30, 2012, as compared to $5,929,000 as of December 31, 2011. The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for probable losses inherent in the loan portfolio as of September 30, 2012.

Analysis of Allowance for Loan Losses

(Amounts in thousands)

	September 30, 2012	December 31, 2011	September 30, 2011
Balance at beginning of period	$5,929	$5,701	$5,701
Charge-offs:
Commercial, financial and agricultural	264	485	483
Real estate	973	1,186	838
Consumer	54	98	71
	1,291	1,769	1,392
Recoveries
Commercial, financial and agricultural	23	28	23
Real estate	22	53	32
Consumer	22	16	10
	67	97	65

Net charge-offs	1,224	1,672	1,327
Additions charged to operations	1,200	1,900	1,100
Balance at end of period	$5,905	$5,929	$5,474

Ratio of net charge-offs during the period to average loans outstanding during the period	0.29%	0.41%	0.32%
Allowance for loan losses to average loans outstanding during the period	1.40%	1.44%	1.33%

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

With our manageable level of net charge-offs and the additions to the reserve from our provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.40% at September 30, 2012, 1.44% at December 31, 2011 and 1.33% at September 30, 2011.

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

Allocation of Allowance for Loan Losses

(Amounts in thousands)	September 30, 2012			December 31, 2011
Commercial, financial and agricultural	$556	10.8	%*	$489	9.1	%*
Real estate - mortgage	4,505	87.6	%*	4,735	88.3	%*
Consumer and other loans	81	1.6	%*	137	2.6	%*
Unallocated	763	N/A	*	568	N/A	*
	$5,905	100.0	%*	$5,929	100.0	%*

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

Total non-performing assets increased $929,000 to $5,897,000 as of September 30, 2012 as compared to $4,968,000 as of December 31, 2011. The economy, in particular, high unemployment, weak job markets, unsettled fuel prices, rising energy costs, and the continued slowness in the housing industry had a direct effect of increasing the Corporation’s non-performing assets. The Corporation is closely monitoring its commercial real estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Losses on commercial real estate, which increased in 2011, are projected to continue at higher than average levels through 2012 and into early 2013. Impaired loans decreased to $3,347,000 as of September 30, 2012, as compared to $4,188,000 as of December 31, 2011. Foreclosed assets held for resale decreased to $534,000 as of September 30, 2012 as compared to $780,000 as of December 31, 2011. Loans past-due 90 days or more and still accruing interest increased to $2,016,000 as of September 30, 2012, as compared to $0 as of December 31, 2011. These loans are deemed to be well secured and in the process of collection. They consist of a participation loan with a balance of approximately $1,000,000 that is a well secured property with a loan-to-value of 25%; approximately $500,000 in commercial retail properties that are in the process of collection and deemed to be well secured; and two residential mortgages with a balance of approximately $500,000, both of which are in the process of collection with the borrowers making payments. Non-performing assets to period end loans and foreclosed assets was 1.4% as of September 30, 2012 and 1.2% as of December 31, 2011. Total non-performing assets to total assets was 0.7% as of September 30, 2012 and 0.6% as of December 31, 2011. Our allowance for loan losses to total non-performing assets was 100.1% as of September 30, 2012 and 119.3% as of December 31, 2011. Additional detail can be found on page 40, “Non-Performing Assets Table” and page 24 in the “Financing Receivables on Non-Accrual Status Table”. Asset quality is a priority and the Corporation retains a full-time Loan Review Officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Impaired loans decreased to $3,347,000 at September 30, 2012 from $4,188,000 at December 31, 2011. Two relationships carried aggregate balances of $250,000 or greater. The largest relationship is represented by five loans carrying a balance of $1,135,000 secured by rental residential real estate. The September 30, 2012 valuation carried a net realizable value of $1,008,000, after an estimated $130,000 cost to sell, resulting in a specific allocation of $138,000. The second largest relationship is represented by one loan carrying a balance of $285,000 secured by residential property. The September 30, 2012 valuation carried a net realizable value of $226,000, after an estimated $25,000 cost to sell, resulting in a specific allocation of $59,000. Of the $3,347,000 in impaired loans, one is located outside of our primary market area carrying a balance of $186,000. None of the impaired loans are participated facilities.

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

Improving loan quality is a priority, and we actively work with borrowers to resolve credit problems and will continue our close monitoring efforts in 2012. As of September 30, 2012, the Corporation did not have any troubled debt restructurings in its loan portfolio. Excluding the assets disclosed in the Non-Performing Assets Table, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

Interest income received and accrued on non-performing loans in the first nine months of 2012 and for the year ended December 31, 2011 was $20,000 and $54,000, respectively. Interest income, which would have been recorded on these loans under the original terms as of September 30, 2012 and December 31, 2011, was $201,000 and $342,000, respectively. At September 30, 2012 and December 31, 2011, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of September 30, 2012 and December 31, 2011, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-performing Assets

(Amounts in thousands)
	September 30, 2012	December 31, 2011
Non-performing assets
Impaired loans	$3,347	$4,188
Foreclosed assets held for resale	534	780
Loans past-due 90 days or more and still accruing interest	2,016	0
Total non-performing assets	$5,897	$4,968

Impaired loans
Non-performing loans	$3,347	$4,188
Allocated allowance for loan losses	(548)	(947)
Net investment in impaired loans	$2,799	$3,241

Impaired loans with a valuation allowance	$1,872	$2,556
Impaired loans without a valuation allowance	1,475	1,632
Total impaired loans	$3,347	$4,188

Allocated valuation allowance related to impaired loans	$548	$947

Allocated valuation allowance as a percent of impaired loans	16.4%	22.6%
Impaired loans to loans net of unearned discount	0.8%	1.0%
Non-performing assets to period-end loans and foreclosed assets	1.4%	1.2%
Total non-performing assets to total assets	0.7%	0.6%
Allowance for loan losses to impaired loans	176.4%	141.6%
Allowance for loan losses to total non-performing assets	100.1%	119.3%

Real estate mortgages comprise 86.2% of the net loan portfolio as of September 30, 2012, as compared to 88.7% as of December 31, 2011. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our market area and are subject to risks associated with the local economy. The commercial real estate loans typically re-price approximately each three to five years and are also concentrated in our market area. The Corporation’s loss exposure on its non-performing loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Total deposits increased $5,883,000 to $630,232,000 as of September 30, 2012 as non-interest bearing deposits increased by $10,536,000 and interest bearing deposits decreased by $4,653,000 as of September 30, 2012, from year-end 2011. Total short-term and long-term borrowings decreased to $67,304,000 as of September 30, 2012, from $95,221,000 at year-end 2011, a decrease of $27,917,000, or 29.3%.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from unrealized gains on investment securities available-for-sale increased stockholders’ equity, or capital net of taxes, by $4,715,000 for the nine months ended September 30, 2012. The Corporation had 238,489 and 242,517 shares of common stock on September 30, 2012 and December 31, 2011, respectively, as treasury stock. This had an effect of reducing our total stockholders’ equity by $5,934,000 as of September 30, 2012, and $6,069,000 as of December 31, 2011.

Total stockholders’ equity was $102,261,000 as of September 30, 2012, and $93,092,000 as of December 31, 2011. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2012, our leverage ratio was 9.01% compared to 8.07% as of December 31, 2011. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2012, were 13.24% and 14.38%, respectively. The same ratios as of December 31, 2011 were 11.99% and 13.09%, respectively.

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

The following table represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of September 30, 2012 and December 31, 2011.

(Amounts in thousands)

Contractual Obligations September 30, 2012	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total

Time deposits	$137,960	$80,378	$29,970	$0	$248,308
Securities sold under agreement to repurchase	16,764	0	0	0	16,764
FHLB borrowings	6,000	19,000	5,000	20,000	50,000
Commitments to grant loans[1]	6,712	0	0	0	6,712
Commitments to fund loans for secondary market mortgages	2,016	0	0	0	2,016
Unfunded commitments on lines of credit[1]	49,903	0	0	0	49,903
Financial standby letters of credit[1]	724	0	0	0	724
Performance standby letters of credit[1]	3,783	0	0	0	3,783
Purchase and building commitments	1,400	0	0	0	1,400
Commitment for investment in real estate venture	180	0	0	0	180
Commitments to purchase investment securities	5,158	0	0	0	5,158
Operating lease obligations	155	255	194	2,360	2,964
Capital lease obligations	130	395	143	0	668
	$230,885	$100,028	$35,307	$22,360	$388,580

1The Corporation does not expect all of the commitments and letters of credit to be fully funded. The total commitments amount related to these contractual obligations does not necessarily represent future cash requirements.

(Amounts in thousands)

Contractual Obligations December 31, 2011	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years	Total

Time deposits	$135,711	$90,269	$26,151	$0	$252,131
Securities sold under agreement to repurchase	18,132	0	0	0	18,132
FHLB borrowings	28,750	32,750	13,000	2,000	76,500
Commitments to grant loans[1]	5,703	0	0	0	5,703
Commitments to fund loans for secondary market mortgages	1,311	0	0	0	1,311
Unfunded commitments on lines of credit[1]	47,445	0	0	0	47,445
Purchase obligations of loan participations[1]	8,000	0	0	0	8,000
Financial standby letters of credit[1]	789	0	0	0	789
Performance standby letters of credit[1]	4,370	0	0	0	4,370
Purchase and building commitments	6,080	0	0	0	6,080
Commitment for investment in real estate venture	180	0	0	0	180
Operating lease obligations	187	305	189	2,394	3,075
Capital lease obligations	108	406	290	0	804
	$256,766	$123,730	$39,630	$4,394	$424,520

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Corporation’s quantitative and qualitative market risks since December 31, 2011. The composition of rate sensitive assets and rate sensitive liabilities as of September 30, 2012 is very similar to December 31, 2011. For more information, please refer to Part II - Item 7A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2012.

b)	Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2012	—	—	—	120,000
August 1 — August 31, 2012	—	—	—	120,000
Sept. 1 — Sept. 30, 2012	—	—	—	120,000
Total	—	—	—	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated January 14, 2011).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 9, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

FIRST KEYSTONE CORPORATION
Registrant

November 8, 2012	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2012	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated January 14, 2011).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 9, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation’s principal executive offices.

