Form 10-K
period 2012-12-31
FIRST KEYSTONE CORP
filed 2013-03-18
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2012 determined by using a per share closing price on that date of $23.81 as quoted on the Over the Counter Bulletin Board, was $117,130,819.

At March 1, 2013 there were 5,480,217 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2013 definitive Proxy Statement are incorporated by reference in Part III of this Report.

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

ITEM 1.     BUSINESS

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 98% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2012, 2011, and 2010, and was the only reportable segment. At December 31, 2012, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $820 million, $609 million and $103 million, respectively.

First Keystone Community Bank was originally organized in 1864 as a national banking association. On October 1, 2010, the Bank converted from a national banking association to a Pennsylvania chartered commercial bank under the supervision of the Pennsylvania Department of Banking and Securities and the FDIC.

Effective November 1, 2007, the Corporation completed its acquisition of Pocono Community Bank through the merger of Pocono with and into the Bank. On the acquisition date, Pocono Community Bank had approximately $150 million in assets, $105 million in loans and $110 million in deposits. Headquartered in Stroudsburg, Pennsylvania, and organized in 1996, Pocono had 4 banking offices located in Monroe County, Pennsylvania. The acquisition expanded the branch network of the Corporation and provides Pocono customers with a broader array of products and services.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent of the law regulated by the FDIC and the Pennsylvania Department of Banking and Securities. The Bank is subject to regulation by the Federal Reserve Board governing reserves required to be maintained against certain deposits and other matters. The Bank is also a member of the Federal Home Loan Bank of Pittsburgh, which is one of the twelve regional cooperative banks comprising the system of Federal Home Loan Banks that lending institutions use to finance housing and economic development in local communities.

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

At December 31, 2012, the Bank had 180 full-time employees and 26 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is www.firstkeystonecorporation.com and the Bank’s internet website is www.firstkeystonecommunity.com.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches from Monroe and Montour counties along the Interstate 80 corridor through parts of Columbia and Luzerne counties as well as other adjoining counties. The Bank’s eastern market area is centered in Stroudsburg, Pennsylvania and serves all of Monroe county, as well as adjoining counties of Pike and Northampton. The area served by the Bank is a mix of rural communities and small to mid-sized towns. The current population of the Bank’s primary four-county footprint has grown 0.5% since 2010 to 579,000 and is estimated to increase 0.8% to 584,000 by 2017. As of June 30, 2012, the FDIC deposit market share data ranked the Bank 6th in the deposit market share in the four-county market, with 6.57% of deposits.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 10,000. The Bank ranks a commanding first in deposit market share in the Berwick market with 72.63% of deposits as of June 30, 2012, based on data compiled annually by the FDIC.

In the course of attracting and retaining deposits and originating loans, the Bank faces considerable competition. The Bank competes with 36 commercial banks, 5 savings associations, and 21 credit unions for traditional banking products, such as deposits and loans in its primary four-county market area. Additionally, the Bank competes with consumer finance companies for loans, mutual funds and other investment alternatives for deposits. The Bank competes for deposits based on the ability to provide a range of competitively priced products, quality service, competitive rates, and convenient locations and hours. The competition among its peers for loan origination generally relates to interest rates offered, products available, ease of process, quality of service, and loan origination fees charged. The economic base of the Bank’s market region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

The Bank continues to assess the market area to determine the best way to meet the financial needs of the communities it serves. Management continues to pursue new market opportunities based on a strategic plan to efficiently grow the Bank, improve earnings performance, and bring the Bank’s products and services to new customers. Management strategically addresses growth opportunities versus competitive issues by determining the new products and services to be offered, evaluating expansion opportunities of its existing footprint with new locations, as well as investing in the expertise of skilled staffing. The Bank continues to succeed in serving its customers by living up to its motto, “Yesterday’s Traditions. Tomorrow’s Vision.”

Competition - Bank

The Bank’s competition is comprised of national, regional and community banking financial institutions. The Bank’s major competitors in Columbia, Luzerne, Montour and Monroe counties are:

•	First Columbia Bank & Trust Co. of Bloomsburg
•	PNC Bank, N.A.
•	M & T Bank
•	FNB Bank, N.A.
•	Wells Fargo Bank
•	National Penn Bank
•	Citizens Bank
•	ESSA Bank & Trust
•	First National Community Bank
•	Service 1st FCU
•	Jersey Shore State Bank
•	Bank of America

The Bank competes with a number of credit unions, especially in Luzerne and Montour counties. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

Supervision and Regulation

The Corporation is subject to the jurisdiction of the Securities and Exchange Commission (the “SEC”) and of state securities laws for matters relating to the offering and sale of its securities. The Corporation is currently subject to the SEC’s rules and regulations relating to companies whose shares are registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.

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

The Bank is subject to federal and state statutes applicable to banks chartered under the banking laws of Pennsylvania and to banks whose deposits are insured by the FDIC. The Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities, the FDIC and the Consumer Protection Finance Bureau.

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2012, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 16 — Regulatory Matters.

Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain “prompt corrective actions” imposed depending on the level of capital deficiency.

Other Provisions of the FDICIA

Each depository institution must submit audited financial statements to its primary regulator and the FDIC, whose reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at “large institutions” (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at “large institutions” must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution’s primary regulator of any change in the institution’s independent auditor, and annual management letters must be provided to the FDIC and the depository institution’s primary regulator. The regulations define a “large institution” as one with over $500 million in assets, which does include the Bank. Also, under the rule, an institution's independent public accountant must examine the institution's internal controls over financial reporting and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

Under the FDICIA, each federal banking agency must prescribe certain safety and soundness standards for depository institutions and their holding companies. Three types of standards must be prescribed:

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

The FDICIA also sets forth Truth in Savings disclosure and advertising requirements applicable to all depository institutions.

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

The following table presents the Corporation’s capital ratios at December 31, 2012.

(In Thousands)
Tier I Capital	$70,955
Tier II Capital	5,972
Total Capital	$76,927

Adjusted Total Average Assets	$791,434
Total Adjusted Risk-Weighted Assets[1]	$532,112

Tier I Risk-Based Capital Ratio[2]	13.33%
Required Tier I Risk-Based Capital Ratio	4.00%
Excess Tier I Risk-Based Capital Ratio	9.33%
Total Risk-Based Capital Ratio[3]	14.46%
Required Total Risk-Based Capital Ratio	8.00%
Excess Total Risk-Based Capital Ratio	6.46%
Tier I Leverage Ratio[4]	8.97%
Required Tier I Leverage Ratio	4.00%
Excess Tier I Leverage Ratio	4.97%

____________________________

1Includes off-balance sheet items at credit-equivalent values less intangible assets.

2Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.

3Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.

4Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.

The Corporation’s ability to maintain the required levels of capital is substantially dependent upon the success of the Corporation’s capital and business plans; the impact of future economic events on the Corporation’s loan customers; and the Corporation’s ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also, the information under Capital Strength in Management’s Discussion and Analysis on page 34 of this report.

Proposed Regulatory Capital Changes

In June 2012, the Federal Reserve Bank, the FDIC and the Office of the Comptroller of the Currency issued proposed rules that would revise bank regulatory capital requirements and the risk-weighted asset rules. These rules represent the most extensive changes to bank capital requirements in the recent past. The rules will extend large parts of a regulatory capital administration to all U.S. banks and their holding companies, other than the smallest bank holding companies (generally, those with under $500 million in consolidated assets). The implementation of the rules has been delayed several times and it is uncertain when they will go into effect at this time. Below is a summary:

Summary of proposed rules for capital:

•	Revise the definition of regulatory capital components and related calculations, which would include conservative guidelines for determining whether an instrument could qualify as regulatory capital;
•	Add common equity Tier 1 capital as a new regulatory capital component;
•	Increase the minimum Tier 1 capital ratio requirement;
•	Create a capital conservation buffer that would limit payment of capital distributions and certain discretionary bonus payments to executive officers if the institution does not hold enough common equity Tier 1 capital;
•	Provide for a transition period for several aspects of the rule; and
•	Incorporate the new and revised regulatory capital requirements into the Prompt Corrective Action rules.

Summary of proposed rules for risk-weighted assets:

The proposal would expand the number of risk-weighted categories and increase the required capital for certain categories of assets, including higher-risk residential mortgages and higher-risk construction real estate loans. In addition, the rule would:

•	Revise risk weights for residential mortgages based on LTV ratios and certain loan characteristics, assigning risk weights between 35% and 200%;
•	Increase capital requirements for past due loans from 100% to 150% and set the risk weight for high volatility commercial real estate loans at 150%; and
•	Revise the risk-weighted percentage for unused commitments with an original maturity of one year or less from 0% to 20% unless the commitment is unconditionally cancelable by the bank.

The risk-weighted asset rule will apply to all U.S. banks and savings banks and almost all of their holding companies, although smaller, “non-complex” banking organizations will not need to comply with some of the rule’s requirements. The Corporation is in the process of assessing the impact of these proposed changes on the regulatory ratios of the Corporation and the Bank on the capital, operations, liquidity and earnings of the Corporation and Bank.

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

Interest Rate Risk

Federal banking agency regulations specify that the Bank’s capital adequacy include an assessment of the Bank’s interest rate risk exposure. The standards for measuring the adequacy and effectiveness of a banking organization’s Interest Rate Risk (“IRR”) management includes a measurement of Board of Directors and senior management oversight, and a determination of whether a banking organization’s procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization. The Bank has internal IRR models that are used to measure and monitor IRR. Additionally, the regulatory agencies have been assessing IRR on an informal basis for several years. For these reasons, the Corporation does not expect the addition of IRR evaluation to the agencies’ capital guidelines to result in significant changes in capital requirements for the Bank.

JOBS Act

On April 5, 2012, President Obama signed the Jumpstart Our Business Startups Act (the “JOBS Act”) into law. The JOBS Act is aimed at facilitating capital raising by smaller companies, banks and bank holding companies by implementing the following changes:

•	Raising the threshold requiring registration under the Exchange Act for banks and bank holdings companies from 500 to 2,000 holders of record;
•	Raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;
•	Raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;
•	Permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;
•	Allowing private companies to use "crowdfunding" to raise up to $1 million in any 12-month period, subject to certain conditions; and
•	Creating a new category of issuer, called an "Emerging Growth Company," for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity initial public offering and complying with public company reporting obligations for up to five years.

While the JOBS Act is not expected to have any immediate application to the Corporation, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

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

The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file periodic reports with the SEC under the Exchange Act. The legislation includes provisions, among other things:

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) became law in July 2010. Dodd-Frank is intended to affect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank is expected to have a significant impact on our business operations as its provisions take effect. It is difficult to predict at this time what specific impact Dodd-Frank and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Among the provisions that are likely to affect us are the following:

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

Available Information

The Corporation’s common stock is registered under Section 12(g) of the Exchange Act. The Corporation is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the SEC. The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Corporation is an electronic filer with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s internet site address is www.sec.gov.

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

The Basel III capital requirements may require the Corporation to maintain higher levels of capital, which could reduce its profitability.

If adopted as proposed, Basel III targets higher levels of base capital, certain capital buffers and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support its business risk profile prior to final implementation of the Basel III standards. If the Corporation and the Bank are required to maintain higher levels of capital, the Corporation and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to the Corporation and the Bank and adversely impact its financial condition and results of operations.

Future credit downgrades of the United States Government due to issues relating to debt and the deficit may adversely affect the Corporation.

As a result of failure of the federal government to reach agreement over federal debt and the ongoing issues connected with the debt ceiling, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade.  The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit on negative watch and a downgrade of the United States’ credit rating would trigger a similar downgrade in the credit rating of these government sponsored enterprises.  Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on the Corporation’s financial condition and results of operations.

A breach of information security could negatively affect the Corporation’s earnings.

Increasingly, the Corporation depends upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet. The Corporation has policies and procedures, security applications and fraud mitigation applications designed to prevent or limit the effect of a failure, interruption, security breach or fraud attack on our information systems. The Corporation cannot be certain its systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, the Corporation relies on the services of a variety of vendors to meet its data processing and communication needs. Disruptions to its vendors' systems may arise from events that are wholly or partially beyond its vendors' control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls the Corporation and its third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to the Corporation or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect its earnings. In addition, its reputation could be damaged which could result in loss of customers, greater difficulty in attracting new customers, or an adverse effect on the value of its common stock.

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

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources and greater technology. Such competitors primarily include national, regional and community banks within the various markets in which the Corporation operates. The Corporation also faces competition from many other types of financial institutions, including, without limitation, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as online account opening, automatic transfer and automatic payment systems. Many of the Corporation’s competitors have fewer regulatory constraints and may have lower cost structures.

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

The Corporation’s common stock is not currently listed on a national stock exchange, but traded on the Over the Counter Bulletin Board. As a result, trading volume is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

The Corporation is subject to lending risk.

As of December 31, 2012, approximately 64.5% of the Corporation’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Corporation’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Corporation’s allowance would materially decrease its net income. At December 31, 2012, its allowance for loan losses totaled $5.8 million, representing 1.36% of its average total loans.

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

The Corporation’s ability to pay dividends depends on its receipt of dividends from the Bank, its primary source of dividends. Dividend payments from the Bank are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that the Bank will be able to pay dividends in the future or that the Corporation will generate adequate cash flow to pay dividends in the future. The Corporation’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

Poor economic conditions and the resulting bank failures have increased the costs of the FDIC and depleted its deposit insurance fund. Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue special assessments. The Corporation is generally unable to control the amount of premiums or special assessments that its subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the Corporation’s results of operations, financial condition, and its ability to continue to pay dividends on its common stock at the current rate or at all.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

The Corporation and its subsidiary occupy sixteen branch properties in Columbia, Luzerne, Montour and Monroe counties in Pennsylvania, which are used principally as banking offices.

Properties owned are:

•	Main Office located at 111-119 West Front Street, Berwick, Pennsylvania 18603;
•	Salem Office located at 400 Fowler Avenue, Berwick, Pennsylvania 18603;
•	Freas Avenue Office located at 701 Freas Avenue, Berwick, Pennsylvania 18603;
•	Scott Township Office located at 2301 Columbia Boulevard, Bloomsburg, Pennsylvania 17815;
•	Mifflinville Office located at Third and Race Streets, Mifflinville, Pennsylvania 18631;
•	Hanover Township Office located at 1540 Sans Souci Highway, Wilkes-Barre, Pennsylvania 18706;
•	Danville Office located at 1519 Bloom Road, Danville, Pennsylvania 17821;
•	Mountainhome Office located at 154 Route 390, Mountainhome, Pennsylvania 18342;
•	Brodheadsville Office located at Route 209, Brodheadsville, Pennsylvania 18322;
•	Swiftwater Office located at 2070 Route 611, Swiftwater, Pennsylvania 18370;
•	Plymouth Office located at 463 West Main Street, Plymouth, Pennsylvania 18651;
•	Kingston Office located at 299 Wyoming Avenue, Kingston, Pennsylvania 18704;
•	Dallas Office located at 225 Memorial Highway, Dallas, Pennsylvania 18612 (See Note 14);
•	Shickshinny property located at 107 South Main Street, Shickshinny, Pennsylvania 18655 (See Note 14);
•	Properties located at Second and Market Streets, and Third and Bowman Streets, Berwick, Pennsylvania 18603; and
•	17 ATMs located in Columbia, Luzerne, Montour and Monroe counties.

Properties leased are:

•	Briar Creek Office located inside the Giant Market at 50 Briar Creek Plaza, Berwick, Pennsylvania 18603;
•	Nescopeck Office located at 437 West Third Street, Nescopeck, Pennsylvania 18635;
•	Stroudsburg Office located at 559 Main Street, Stroudsburg, Pennsylvania 18360;
•	Operations Center located at 105 Market Street, Berwick, Pennsylvania 18603; and
•	Mountain Top Office located at 18 North Mountain Boulevard, Mountain Top, Pennsylvania 18707 (land parcel is leased and the bank building is owned).

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

The Corporation’s common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol “FKYS.OB”. The following table sets forth:

•	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
•	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2011; and
•	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK

			Per Share
	High	Low	Dividend Paid
2012:

First quarter	$23.00	$19.75	$.25
Second quarter	$26.00	$22.30	$.25
Third quarter	$25.49	$24.00	$.25
Fourth quarter	$25.20	$23.71	$.26

2011:

First quarter	$18.05	$16.85	$.24
Second quarter	$19.75	$17.30	$.24
Third quarter	$20.50	$18.55	$.24
Fourth quarter	$20.50	$18.50	$.25

As of December 31, 2012, the Corporation had approximately 905 shareholders of record.

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

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on the Corporation’s common stock during the period December 31, 2007, through and including December 31, 2012, with

•	The cumulative total return on the SNL Securities Corporate Performance Index[1] for banks $500 million to $1 billion in total assets in the Middle Atlantic area[2], and
•	The cumulative total return for all United States stocks traded on the NASDAQ Stock Market.

The comparison assumes $100 was invested on December 31, 2007, in the Corporation’s common stock and in each of the indices below and assumes further the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

FIRST KEYSTONE CORPORATION

Total Return Performance

	Period Ending
	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
First Keystone Corporation	100.00	97.01	120.50	131.19	161.78	200.16
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $500M- $1B	100.00	64.08	61.03	66.62	58.61	75.14

1 SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

2 The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey, New York, the District of Columbia and Puerto Rico.

ITEM 6.      SELECTED FINANCIAL DATA

(Amounts in thousands, except per share)

	Year Ended December 31,
	2012	2011	2010	2009	2008

SELECTED FINANCIAL DATA:
Total assets	$819,966	$818,546	$796,601	$758,330	$714,898
Total investment securities	303,756	336,618	316,531	282,798	243,165
Net loans	427,124	410,066	403,950	401,375	403,172
Total deposits	608,834	624,349	626,895	580,569	504,633
Total long-term borrowings	44,520	64,339	66,400	82,976	82,062
Total stockholders’ equity	103,330	93,092	79,060	74,167	69,147

SELECTED OPERATING DATA:
Interest income	$34,936	$37,028	$38,154	$37,726	$37,638
Interest expense	6,514	9,405	12,742	15,565	18,116
Net interest income	28,422	27,623	25,412	22,161	19,522
Provision for loan losses	1,600	1,900	2,575	800	700
Net interest income after provision for loan losses	26,822	25,723	22,837	21,361	18,822
Non-interest income	5,933	4,431	5,758	4,299	4,046
Non-interest expense	20,398	17,695	17,272	16,444	13,923
Income before income tax expense	12,357	12,459	11,323	9,216	8,945
Income tax expense	2,187	2,552	2,362	1,279	1,394
Net income	$10,170	$9,907	$8,961	$7,937	$7,551

PER SHARE DATA:
Net income	$1.86	$1.82	$1.65	$1.46	$1.39
Cash dividends	1.01	.97	.93	.92	.89

PERFORMANCE RATIOS:
Return on average assets	1.25%	1.21%	1.09%	1.06%	1.08%
Return on average equity	10.19%	11.57%	10.98%	10.88%	10.72%
Dividend payout	54.18%	53.31%	56.47%	63.06%	64.12%
Average equity to average assets	12.28%	10.43%	9.95%	9.73%	10.00%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Versus Year Ended December 31, 2011

Net income increased to $10,170,000 for the year ended December 31, 2012, as compared to $9,907,000 for the prior year, an increase of 2.7%. Earnings per share, both basic and diluted, for 2012 were $1.86 as compared to $1.82 in 2011, an increase of 2.2%. Cash dividends per share increased to $1.01 in 2012 from $.97 in 2011, an increase of 4.1%. The Corporation’s return on average assets was 1.25% in 2012 as compared to 1.21% in 2011. Return on average equity decreased to 10.2% in 2012 from 11.6% in 2011. Falling yields and a slight decrease in earning asset levels resulted in an overall decrease of interest income to $34,936,000, down $2,092,000 or 5.7% from 2011. There was the accompanying decrease in interest on deposits and borrowings as interest rates declined, which resulted in interest expense of $6,514,000 in 2012, a decrease of $2,891,000 or 30.7% from 2011.

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

Net interest income, as indicated below in Table 1, increased by $799,000 or 2.9% to $28,422,000 for the year ended December 31, 2012. The Corporation’s net interest income on a fully taxable equivalent basis increased by $1,185,000, or 4.0% to $31,082,000 in 2012 as compared to an increase of $2,663,000, or 9.8% to $29,897,000 in 2011.

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

Net interest income, as indicated below in Table 1, increased by $2,211,000 or 8.7% to $27,623,000 for the year ended December 31, 2011. The Corporation’s net interest income on a fully taxable equivalent basis increased by $2,663,000, or 9.8% to $29,897,000 in 2011 as compared to 2010.

Table 1 — Net Interest Income

(Amounts in thousands)	2012/2011				2011/2010
	Increase/(Decrease)				Increase/(Decrease)
	2012	Amount	%	2011	Amount	%	2010
Interest Income	$34,936	$(2,092)	(5.7)	$37,028	$(1,126)	(2.9)	$38,154
Interest Expense	6,514	(2,891)	(30.7)	9,405	(3,337)	(26.2)	12,742
Net Interest Income	28,422	799	2.9	27,623	2,211	8.7	25,412
Tax Equivalent Adjustment	2,660	386	17.0	2,274	452	24.8	1,822
Net Interest Income (fully tax equivalent)	$31,082	$1,185	4.0	$29,897	$2,663	9.8	$27,234

Table 2 — Distribution of Assets, Liabilities and Stockholders’ Equity

	2012			2011			2010
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2]	$47,386	$2,398	5.06%	$40,883	$2,214	5.42%	$41,246	$2,307	5.59%
Real Estate[1]	369,674	19,538	5.29%	364,099	20,427	5.61%	360,481	21,164	5.87%
Consumer, net[1,2]	6,520	517	7.93%	7,561	643	8.50%	8,700	717	8.24%
Fees on Loans	0	650	0%	0	454	0%	0	478	0%
Total Loans (Including Fees)[3]	$423,580	$23,103	5.45%	$412,543	$23,738	5.75%	$410,427	$24,666	6.01%

Investment Securities:
Taxable	$215,849	$8,028	3.72%	$234,410	$9,790	4.18%	$225,670	$10,502	4.65%
Tax Exempt[1]	105,359	6,464	6.14%	87,427	5,769	6.60%	72,477	4,780	6.60%
Total Investment Securities	321,208	14,492	4.51%	321,837	15,559	4.83%	298,147	15,282	5.13%
Interest Bearing Deposits in Banks	2,791	1	0.04%	13,840	4	0.03%	39,638	24	0.06%
Federal Funds Sold	0	0	0%	565	1	0.18%	1,521	4	0.26%
Total Other Interest Earning Assets	2,791	1	0.04%	14,405	5	0.03%	41,159	28	0.07%
Total Interest Earning Assets	$747,579	$37,596	5.03%	$748,785	$39,302	5.25%	$749,733	$39,976	5.33%

Non-Interest Earning Assets:
Cash and Due From Banks	$6,881			$6,050			$3,980
Allowance for Loan Losses	(5,994)			(5,711)			(5,286)
Premises and Equipment	15,978			12,072			11,816
Foreclosed Assets Held for Sale	876			1,208			466
Other Assets	47,660			58,744			58,916
Total Non-Interest Earning Assets	65,401			72,363			69,892
Total Assets	$812,980			$821,148			$819,625

Interest Bearing Liabilities:
Savings, NOW Accounts, and Money Markets	$289,399	$762	0.26%	$308,778	$1,721	0.56%	$288,431	$2,717	0.94%
Time Deposits	249,150	3,794	1.52%	249,543	4,997	2.00%	269,075	6,394	2.38%
Short-Term Borrowings	11,030	28	0.26%	2,316	7	0.30%	1,189	0	0%
Long-Term Borrowings	56,351	1,840	3.27%	68,356	2,523	3.69%	80,735	3,401	4.21%
Fed Funds Purchased	0	0	0%	0	0	0%	0	0	0%
Securities Sold U/A to Repurchase	19,458	90	0.46%	21,593	157	0.73%	19,442	230	1.18%
Total Interest Bearing Liabilities	$625,388	$6,514	1.04%	$650,586	$9,405	1.45%	$658,872	$12,742	1.93%

Non-Interest Bearing Liabilities:
Demand Deposits	$80,087			$71,661			$65,831
Other Liabilities	7,671			13,292			13,337
Stockholders’ Equity	99,834			85,609			81,585
Total Liabilities/Stockholders’ Equity	$812,980			$821,148			$819,625

Net Interest Income Tax Equivalent		$31,082			$29,897			$27,234

Net Interest Spread			3.99%			3.80%			3.40%

Net Interest Margin			4.16%			3.99%			3.63%

_________________________

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

Table 2 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2012, 2011 and 2010.

The yield on earning assets was 5.03% in 2012, 5.25% in 2011, and 5.33% in 2010. The rate paid on interest bearing liabilities was 1.04% in 2012, 1.45% in 2011, and 1.93% in 2010. This resulted in an increase in our net interest spread to 3.99% in 2012, as compared to 3.80% in 2011 and 3.40% in 2010.

As Table 2 illustrates, the net interest margin, which is interest income less interest expense divided by average earning assets, was 4.16% in 2012 as compared to 3.99% in 2011 and 3.63% in 2010. The net interest margins are presented on a tax-equivalent basis. In 2012, yield on earning assets fell by 0.22%, from 5.25% to 5.03% while the rate paid on interest bearing liabilities dropped 0.41%. As the long end of the Treasury yield curve declined during 2012, asset yields fell. This was more than offset by lower costs on liabilities. Savings, NOW accounts and money market interest expense declined significantly as did the interest costs of certificates of deposit and long-term borrowings. The increase in spread and margin in 2012 as compared to 2011 and 2010 was similarly caused by falling rates. Interest income exempt from federal tax was $5,317,000 in 2012, $4,617,000 in 2011, and $3,771,000 in 2010. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The improvement in our net interest margin came from slightly lower earning asset yields and significantly lower funding costs in 2012 and 2011. Fully tax equivalent net interest income grew from 2011 to 2012 by $1,185,000 or 4.0% to $31,082,000. This occurred while the level of earning assets was effectively unchanged. Our improved net interest margin will be under pressure when interest rates start to rise since the Corporation continues to be liability sensitive. There will be more liabilities, including deposits, repricing than earning assets (loans and investments). To negate the potential impact of a lesser net interest margin, the Corporation will continue to focus on attracting lower cost checking, savings and money market accounts and reduce somewhat its dependence on higher priced certificates of deposit.

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

In 2012, the increase in net interest income on a fully tax equivalent basis of $1,185,000 resulted from an increase in volume of $1,589,000 and a decrease of $404,000 due to changes in rate. In 2011, the increase in net interest income of $2,663,000 resulted from an increase in volume of $2,270,000 and an increase of $393,000 due to changes in rate.

Table 3 — Changes in Income and Expense, 2012 and 2011

(Amounts in thousands)	2012 COMPARED TO 2011			2011 COMPARED TO 2010
	VOLUME	RATE	NET	VOLUME	NET	RATE
Interest Income:
Loans, Net	$635	$(1,271)	$(636)	$127	$(1,054)	$(927)
Taxable Investment Securities	(775)	(987)	(1,762)	407	(1,119)	(712)
Tax-Exempt Investment Securities	1,183	(488)	695	986	3	989
Other Short-Term Investments	(3)	0	(3)	(18)	(6)	(24)
Total Interest Income	$1,040	$(2,746)	$(1,706)	$1,502	$(2,176)	$(674)
Interest Expense:
Savings, NOW and Money Markets	$(108)	$(851)	$(959)	$192	$(1,188)	$(996)
Time Deposits	(8)	(1,194)	(1,202)	(464)	(934)	(1,398)
Short-Term Borrowings	26	(5)	21	0	7	7
Long-Term Borrowings	(443)	(240)	(683)	(521)	(357)	(878)
Securities Sold U/A to Repurchase	(16)	(52)	(68)	25	(97)	(72)
Total Interest Expense	(549)	(2,342)	(2,891)	(768)	(2,569)	(3,337)
Net Interest Income	$1,589	$(404)	$1,185	$2,270	$393	$2,663

________________________

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Balance on non-accrual loans is included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2012, the provision for loan losses was $1,600,000 as compared to $1,900,000 as of December 31, 2011 and $2,575,000 as of December 31, 2010. The provision in 2012 decreased due to the Bank’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions and other relevant factors. Net charge-offs by the Corporation for the fiscal years ended December 31, 2012, 2011 and 2010, were $1,757,000, $1,672,000, and $2,196,000, respectively. See Allowance for Loan Losses on Page 30 for further discussion.

The Corporation did not change the methodology in which it determines charge-offs. Rather the challenges associated with the economy (higher unemployment and increased delinquencies) have been largely responsible for the increase in net charge-offs in 2012, 2011 and 2010 as compared to the prior years. While the Corporation cannot accurately predict future charge-offs, we anticipate the level of charge-offs may continue into 2013 if economic conditions continue to be unfavorable.

The allowance for loan losses as a percentage of average loans outstanding was 1.36% as of December 31, 2012, 1.44% as of December 31, 2011 and 1.39% as of December 31, 2010.

On a quarterly basis, management performs, and the Corporation’s Audit Committee and the Board of Directors reviews, a detailed analysis of the adequacy of the allowance for loan losses. This analysis includes an evaluation of credit risk concentration, delinquency trends, past loss experience, current economic conditions, composition of the loan portfolio, classified loans and other relevant factors.

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

The Bank is subject to periodic regulatory examination by the Pennsylvania Department of Banking and Securities and the FDIC. As part of the examination, the regulators will assess the adequacy of the Bank’s allowance for loan losses and may include factors not considered by the Bank. In the event that a regulatory examination results in a conclusion that the Bank’s allowance for loan losses is not adequate, the Bank may be required to increase its provision for loan losses.

NON-INTEREST INCOME

Non-interest income is derived primarily from trust department revenue, service charges and fees, income on bank owned life insurance, other miscellaneous revenue and gains on sales of mortgage loans. In addition, net investment securities gains and losses also impact total non-interest income. Table 4 provides the yearly non-interest income by category, along with the amount, dollar changes, and percentage of change.

Non-interest income through December 31, 2012 was $5,933,000, an increase of 33.9%, or $1,502,000, from 2011. Table 4 provides the major categories of non-interest income and each respective change comparing the last three years. The majority of the 2012 increase was due to an increase in gains on sales of mortgage loans and an increase in net gains on sales of investment securities. Two major contributors to the decline in 2011 were 1) non-recurring income of $800,000 in 2010 from the recovery on loss due to defalcation and 2) a sharp decline in new residential mortgage originations that were sold on the secondary market.

During 2012, the Corporation recorded a net gain of $813,000 from the sales of securities in its investment portfolio, an increase of $702,000 from 2011. The primary reasons for the increase in gains in 2012 were to shift a portion of the portfolio from taxable municipal bonds to tax free municipal bonds, and to sell some faster paying mortgage pools that were held at a premium. These strategies were responsible for a significant part of the net gain. These net gains were sufficient to offset losses on some zero-coupon municipal bonds sold during 2012. In 2011, gains totaled $111,000, while in 2010 they were $163,000. These gains resulted from the normal readjustment process within the portfolio.

The Corporation performs a quarterly impairment analysis. The analysis includes a review of investment securities owned by its subsidiary, First Keystone Community Bank, and a review of bank equity securities owned by the Corporation. With regards to the investment securities of the Bank, all individual investment securities held at the end of each quarter are evaluated. The evaluation determines if unrealized holding losses represent credit losses which could require an other-than-temporary impairment charge through earnings. Generally, unrealized losses related to general market conditions and/or resultant lack of liquidity in the market do not require impairment charges. Similarly, all bank equity securities held at each quarter end are evaluated for other-than-temporary impairment charges, primarily if the market value has declined significantly compared to the book value on an individual basis. Also, trends relating to overall credit quality of bank equity securities owned is considered in making an impairment charge decision.

Gains on sales of mortgage loans provided $1,016,000 in 2012 as compared to $368,000 in 2011 and $825,000 in 2010. The increase in gains on sales of mortgage loans in 2012 was due to two factors. First, the Bank originated $50,140,000 in residential mortgage loans and sold $30,732,000 in 2012. That compares favorably to 2011, when $23,795,000 were originated and $18,117,000 were sold. The second factor was the percentage gain on the mortgage loans sold increased from 2.04% in 2011 to 3.30% in 2012. The increase in volume was due to the continuing favorable interest rate for refinancing and the Bank’s emphasis on marketing its residential mortgage originations. The increased percentage gains on sales of mortgage loans was achieved because of the continued drop in long-term interest rates during the period. During 2010, there was a significant wave of residential mortgage refinancing due to a drop in long-term interest rates. That led to a greater number of new residential mortgages sold on the secondary market. In 2011, that volume reduced and led to a $457,000 decline in gains on sales of mortgage loans. The Corporation continues to service the majority of mortgages which are sold. This servicing income provides an additional source of non-interest income on an ongoing basis.

Service charges and fees consisted primarily of service charges on deposit accounts and ATM fees and debit card income. Service charges and fees were lower by $41,000 in 2012 than in 2011, or 1.8%. Service charges on deposits declined due to lower fees collected on checking accounts and lower overdraft fees. While ATM and debit card fees rose, higher deferred costs related to underwriting of secondary market residential mortgages more than offset the increase. Service charges and fees decreased $70,000 in 2011 as compared to 2010, primarily due to a reduction in overdraft fees.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit investment products, and miscellaneous fees, increased $65,000 or 16.8% in 2012 and increased $117,000 or 43.3% in 2011. Other non-interest income rose in 2012 and 2011, which was caused in large measure by an increase in commissions earned on sales of retail non-deposit investment products. A recovery from the loss due to defalcation was received in 2010 in the amount of $800,000. This 2010 non-recurring income item made up 14.3% of non-interest income before investment securities gains (losses).

Table 4 — Non-Interest Income

(Amounts in thousands)	2012/2011				2011/2010
	Increase/(Decrease)				Increase/(Decrease)
	2012	Amount	%	2011	Amount	%	2010
Trust department	$746	$161	27.5	$585	$(56)	(8.7)	$641
Service charges and fees	2,182	(41)	(1.8)	2,223	(70)	(3.1)	2,293
Bank owned life insurance income	724	(33)	(4.4)	757	(9)	(1.2)	766
Gains on sales of mortgage loans	1,016	648	176.1	368	(457)	(55.4)	825
Other	452	65	16.8	387	117	43.3	270
Recovery on loss due to defalcation	0	0	N/A	0	(800)	N/A	800
Subtotal	5,120	800	18.5	4,320	(1,275)	(22.8)	5,595
Investment securities gains (losses) - net	813	702	632.4	111	(52)	(31.9)	163
Total	$5,933	$1,502	33.9	$4,431	$(1,327)	(23.0)	$5,758

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and employee benefits, occupancy, furniture and equipment, and other miscellaneous expenses. Table 5 provides the yearly non-interest expense by category, along with the amount, dollar changes, and percentage of change.

Total non-interest expense amounted to $20,398,000, an increase of $2,703,000, or 15.3% in 2012 compared to an increase of $423,000, or 2.5% in 2011. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to 51.0% of total non-interest expense in 2012 and 53.6% in 2011. Salaries and employee benefits increased $933,000, or 9.8% in 2012 and $431,000, or 4.8% in 2011. The majority of the increase was related to the hiring in 2012 of several new employees including a Residential Mortgage Consultant, a Training Director and a Business Deposit Specialist, among others. The balance of the increase was due to normal annual increases in salaries. In addition, the Corporation experienced a 21.8% increase in medical insurance for its employees, from $1,027,000 to $1,251,000. Salaries increased in 2011 due to normal, annual employee increases and in part to the new positions created from the opening of our Plymouth Office and the addition of an Information Security Officer. Health insurance increases added $40,000 to employee benefits in 2011. The number of full time equivalent employees was 193 as of December 31, 2012, and 190 as of December 31, 2011.

Net occupancy expense increased $41,000, or 3.0% in 2012 as compared to an increase of $64,000, or 4.9% in 2011. Furniture and equipment and computer expense increased $213,000, or 14.8% in 2012 compared to an increase of $73,000, or 5.4% in 2011. The increase was caused by higher service maintenance on equipment, including ATMs, higher depreciation, and a loss on disposal of leasehold improvements due to the relocation of our Kingston Office to a bank-owned facility. The increases in occupancy and furniture expenses in 2011 relate to higher maintenance and repairs for buildings and software, as well as higher real estate taxes. FDIC insurance expense decreased $148,000, or 23.3% in 2012 as compared to a decrease of $242,000, or 27.6% in 2011. FHLB prepayment penalties of $811,000 were one-time expenses related to the early prepayment of borrowings with the Federal Home Loan Bank (“FHLB”). Other non-interest expense, including state shares tax, ATM and debit card fees and professional services, increased by 17.8% or $853,000 in 2012 after increasing by $97,000 or 2.1% in 2011. This increase in 2012 is primarily related to legal, collections and expenses associated with foreclosed assets held for resale and an increase in ATM and debit card fees.

The overall level of non-interest expense remains low, relative to the Bank’s peers (community banks from $500 million to $1 billion in assets). In fact, the Bank’s total non-interest expense was 2.51% and 2.15% of average assets in 2012 and 2011, respectively. The Bank’s non-interest expense as a percentage of average assets places the Bank among the leaders in its peer financial institution categories in controlling non-interest expense.

Table 5 — Non-Interest Expense

(Amounts in thousands)	2012/2011				2011/2010
	Increase/(Decrease)				Increase/(Decrease)
	2012	Amount	%	2011	Amount	%	2010
Salaries and employee benefits	$10,413	$933	9.8	$9,480	$431	4.8	$9,049
Occupancy, net	1,405	41	3.0	1,364	64	4.9	1,300
Furniture and equipment and computer expense	1,649	213	14.8	1,436	73	5.4	1,363
FDIC Insurance	486	(148)	(23.3)	634	(242)	(27.6)	876
FHLB prepayment penalties	811	811	N/A	0	0	N/A	0
Other	5,634	853	17.8	4,781	97	2.1	4,684
Total	$20,398	$2,703	15.3	$17,695	$423	2.5	$17,272

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2012, was $2,187,000 as compared to $2,552,000 and $2,362,000 for the years ended December 31, 2011 and 2010, respectively. The effective income tax rate was 17.7% in 2012, 20.5% in 2011, and 20.9% in 2010. The decrease in the effective tax rate for 2012 was due to additional tax exempt income received and an additional low-income housing tax credit recognized during the period. The tax rate in 2011 was just slightly lower than 2010. The Corporation looks to maximize its tax-exempt income derived from both tax-free loans and tax-free municipal securities without triggering the alternative minimum tax.

FINANCIAL CONDITION

GENERAL

Total assets increased to $819,966,000 at year-end 2012, an increase of 0.2% from year-end 2011. As of December 31, 2012, total deposits amounted to $608,834,000, a decrease of 2.5% from 2011. Total assets as of December 31, 2011 were $818,546,000, an increase of 2.8% over 2010, while total deposits as of year-end 2011 amounted to $624,349,000, a decrease of 0.4% from 2010.

Net loans increased in 2012 from $410,066,000 to $427,124,000, a 4.2% increase. Loan demand continues to be weak as borrowers, both consumer and business, are reducing their leverage positions. Loans in 2011 grew only slightly from 2010 by $6,116,000 or 1.5%.

The decreases in investments and long-term borrowings were attributable to a program in which investments were sold to pay-off several long-term borrowings to further improve net interest margin.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Borrowings increased in 2012 by $4,368,000 and increased in 2011 by $7,844,000. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals, continues to be the Corporation’s most significant source of funds.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.0% for 2012, compared to 91.2% for 2011 and 91.5% for 2010. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

LOANS

Total loans, net of unearned income, increased to $432,896,000 as of December 31, 2012, as compared to a balance of $415,995,000 as of December 31, 2011. Table 6 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans, net of unearned income, increased $16,901,000, or 4.1% in 2012 compared to an increase of $6,344,000, or 1.6% in 2011.

The lackluster economy and resultant decline in loan demand accounted for nominal growth in the loan portfolio in 2012. Residential Real Estate loans increased $16,293,000 to $147,011,000 as of December 31, 2012, as compared to $130,718,000 as of December 31, 2011. The increase was the result of new originations and, to a lesser extent, refinances held in the Bank’s portfolio. The Corporation continued to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Commercial Secured by Real Estate loan portfolio decreased $15,307,000 to $221,338,000 as of December 31, 2012 as compared to $236,645,000 at December 31, 2011. The decrease was the result of weak new loan originations; a $6,405,000 pay-off of one large commercial mortgage; pay-offs of eight commercial mortgages with balances of $450,000 or more; and the impact of typical portfolio run-off. The Commercial - Other portfolio increased $7,266,000 to $28,714,000 as of December 31, 2012, as compared to $21,448,000 as of December 31, 2011. This increase was primarily due to three large new loan originations, including a $4,500,000 term loan and a $2,000,000 line of credit to one borrower and another $1,688,000 term loan to an additional borrower. Other increases in the loan portfolio in 2012 were attributed to the $9,413,000 increase in the Tax Exempt portfolio to $29,192,000 at December 31, 2012 from $19,779,000 at December 31, 2011. This increase was mainly due to four new unrelated loan originations totaling $9,138,000.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $279,244,000 of which $225,173,000 or 52.0% of gross loans is secured by commercial real estate.

The largest relationship is a manufacturing/fabrication company and its related entities. The company has a long history of successful operations dating back to 1980. The relationship had outstanding loan balances and unused commitments of $9,475,000 at December 31, 2012. The debt consists of approximately $6,980,000 in term debt secured by various real estate holdings, and approximately $2,495,000 in operating lines of credit secured by business assets and guaranties.

The second largest relationship is an $8,387,000 tax free loan to a municipality founded in 1816 consisting of 35 square miles. According to township officials, the population has been increasing steadily since 2001 and is currently in excess of 11,000 people. In 2012, the township completed its $74,000,000 sewer expansion project. The Bank’s loan is secured by project receivables and the full faith, credit, and taxing power of the township.

The third largest relationship is a real estate development company and its related entities, specializing in the design, construction, and management of multi-tenant residential housing. The company was established in the late 1980s. The relationship had outstanding loan balances of $8,348,000 at December 31, 2012, and is secured primarily by income producing multi-tenant real estate.

The fourth largest relationship consisted of the net balance of $8,331,000 after participation shares sold of $3,040,000. This relationship is comprised of several first lien mortgages relating to office and professional rental properties and a $5,000,000 line of credit to a planned residential community. The principal and related companies have been involved in real estate development since 1974, and have successfully developed residential communities, medical office facilities, and professional office facilities. The entire relationship is secured by a combination of real estate and marketable securities.

The fifth largest relationship is a real estate holding company established in 2006 and its related entities. The company was formed to construct and manage a multi-tenant medical complex, housing offices of medical practitioners, social services providers, and other related services. The relationship had outstanding loan balances of $7,232,000 as of December 31, 2012. The loans are secured primarily by income producing commercial real estate and perfected by security interest in business assets.

Each of the aforementioned relationships is located within the Corporation’s market area.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $424,244,000 or 98.0% of gross loans are graded Pass; $2,884,000 or 0.7% are graded Special Mention; $5,600,000 or 1.3% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans for risk grading tables.

Commercial & Industrial non-pass grades decreased to $916,000 as of December 31, 2012, as compared to $1,436,000 as of December 31, 2011. Commercial Real Estate non-pass grades decreased to $6,241,000 as of December 31, 2012, as compared to $10,375,000 as of December 31, 2011. The $4,134,000 decrease in Commercial Real Estate was the result of $1,052,000 in loans upgraded, $1,077,000 in loans charged-down, and $1,094,000 in loans transferred into foreclosed assets held for resale, with the balance attributed to borrower repayments including one large payoff of $431,000. The Residential Real Estate and Consumer Loans non-pass grades increased to $1,327,000 as of December 31, 2012, compared to $1,115,000 as of December 31, 2011. The increase was due to the net effect of down-grading several residential assets and the transfer of one large residential property to foreclosed assets held for resale.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Table 6 — Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	December 31,
	2012	2011	2010	2009	2008
Commercial, financial and agricultural:
Commercial secured by real estate	$221,338	$236,645	$227,147	$203,413	$206,095
Commercial - other	28,714	21,448	29,693	42,815	33,104
Tax exempt - real estate and other	29,192	19,779	12,450	12,525	18,920
Real estate (primarily residential mortgage loans)	147,011	130,718	131,981	138,092	136,288
Consumer loans	6,473	7,429	8,781	10,802	15,291
Total Gross Loans	432,728	416,019	410,052	407,647	409,698
Add (deduct): Unearned income and
unamortized loan fees net of costs	168	(24)	(401)	(950)	(1,331)
Total Loans, net of unearned income	$432,896	$415,995	$409,651	$406,697	$408,367

INVESTMENT SECURITIES

The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The investment portfolio has been allocated between securities available-for-sale, including restricted equity securities, and securities held-to-maturity. No investment securities were established in a trading account. Available-for-sale securities decreased $32,818,000 or 9.8% to $301,195,000 in 2012 as nearly all classes of securities declined. The primary reason for the decline was normal principal payments and maturities in the investment portfolio. Available-for-sale securities increased $23,748,000, or 7.7% to $334,013,000 in 2011. At December 31, 2012, the net unrealized gain, net of the tax effect, on these securities was $12,528,000 and was included in stockholders’ equity as accumulated other comprehensive income. At December 31, 2011, accumulated other comprehensive income, net of tax effect, amounted to $7,757,000. In 2012, held-to-maturity securities decreased $44,000, or 1.7% to $2,561,000 after decreasing $3,661,000, or 58.4% in 2011. Table 7 provides data on the carrying value of the Corporation’s investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate an investment security.

The investment portfolio includes U.S. Government corporations and agencies, corporate obligations, mortgage-backed securities, and obligations of state and political subdivisions, both tax-exempt and taxable. In addition, the investment portfolio includes restricted equity securities consisting primarily of common stock investments in the Federal Home Loan Bank as of December 31, 2012. Marketable equity securities consists of common stock investments in other commercial banks and bank holding companies. A quarterly impairment analysis is conducted as outlined under non-interest income on page 25 of Management’s Discussion and Analysis.

Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on the Corporation’s consolidated statements of income. As of December 31, 2012, the investment portfolio does not contain any off-balance sheet derivatives or trust preferred investments.

During 2012, interest-bearing deposits in other banks increased to $10,882,000 from $1,776,000 in 2011. In 2012, the increase in interest-bearing deposits in other banks was the result of an excess cash position on December 31, 2012. In 2011, the decrease in interest-bearing deposits in other banks, from $4,559,000 in 2010 to $1,776,000, was the result of more efficient investment of excess funds into the investment portfolio.

Table 7 — Carrying Value of Investment Securities

(Amounts in thousands)	December 31,
	2012		2011		2010
	Available	Held to	Available	Held to	Available	Held to
	for Sale	Maturity	for Sale	Maturity	for Sale	Maturity
U. S. Government corporations and agencies	$72,875	$2,094	$81,056	$2,138	$51,873	$5,169
Obligations of state and political subdivisions	176,953	467	186,785	467	177,252	1,097
Corporate securities	44,507	0	59,242	0	72,952	0
Marketable equity securities	1,977	0	1,741	0	1,825	0
Restricted equity securities	4,883	0	5,189	0	6,363	0
Total	$301,195	$2,561	$334,013	$2,605	$310,265	$6,266

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2012, the allowance for loan losses was $5,772,000 as compared to $5,929,000 as of December 31, 2011. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Table 8 contains an analysis of the allowance for loan losses indicating charge-offs and recoveries by the year. In 2012, net charge-offs as a percentage of average loans were 0.4%. In 2011, net charge-offs as a percentage of average loans were 0.4%, compared to 0.5% in 2010. Net charge-offs amounted to $1,757,000 in 2012, $1,672,000 in 2011, and $2,196,000 in 2010. The increase in net charge-offs in 2012 relates primarily to increased losses on commercial loans secured by real estate. These relationships include a $586,000 charge down of a commercial relationship located outside our market area, which represents 33.4% of net charge-offs; a charge down of $329,000 on an income producing commercial relationship, which represents 18.7% of net charge-offs; and a charge down of $159,000 on a commercial real estate relationship, which represents 9.1% of net charge-offs in 2012. The remainder of charge-offs were comprised of smaller residential, commercial real estate and consumer relationships. The decrease in net charge-offs in 2011 as compared to 2010 related primarily to decreased losses in commercial loans secured by real estate. The increase in net charge-offs in 2010 as compared to prior years relate primarily to increased losses on commercial loans and real estate loans.

For the year ended December 31, 2012, the provision for loan losses was $1,600,000 as compared to $1,900,000 for 2011 and $2,575,000 for 2010. The provision, net of charge-offs and recoveries, decreased the year-end Allowance for Loan Losses to $5,772,000 of which 9.9% was attributed to the Commercial-other component; 49.2% attributed to Commercial Real Estate component; 1.4% attributed to the Consumer component; 26.4% attributed to Real estate (primarily residential mortgage loans) component and 13.1% being the unallocated component (refer to the activity in the allowance for loan losses table in Note 4 — Loans on page 60). The Corporation determined that the provision for loan losses made during 2012 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2012.

Table 8 — Analysis of Allowance for Loan Losses

(Amounts in thousands)	Years Ended December 31,
	2012	2011	2010	2009	2008
Balance at beginning of period	$5,929	$5,701	$5,322	$5,195	$5,046
Charge-offs:
Commercial, financial and agricultural	264	485	389	211	44
Real estate	1,481	1,186	1,778	354	633
Consumer	87	98	95	169	62
	1,832	1,769	2,262	734	739
Recoveries:
Commercial, financial and agricultural	23	28	39	13	154
Real estate	23	53	13	25	6
Consumer	29	16	14	23	28
	75	97	66	61	188

Net charge-offs	1,757	1,672	2,196	673	551
Additions charged to operations	1,600	1,900	2,575	800	700
Balance at end of period	$5,772	$5,929	$5,701	$5,322	$5,195

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.4%	0.4%	0.5%	0.2%	0.1%
Allowance for loan losses to average loans
outstanding during the period	1.36%	1.44%	1.39%	1.30%	1.33%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.36% in 2012, 1.44% in 2011 and 1.39% in 2010.

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

Table 9 — Allocation of Allowance for Loan Losses

(Amounts in thousands)	December 31,
	2012	%*	2011	%*	2010	%*	2009	%*	2008	%*
Commercial, financial and agricultural	$573	11.4	$489	9.1	$565	11.4	$970	19.3	$721	15.8
Real estate – mortgage	4,361	87.0	4,735	88.3	4,270	86.1	3,948	78.7	3,641	79.7
Consumer and other loans	80	1.6	137	2.6	123	2.5	99	2.0	207	4.5
Unallocated	758	N/A	568	N/A	743	N/A	305	N/A	626	N/A
	$5,772	100.0	$5,929	100.0	$5,701	100.0	$5,322	100.0	$5,195	100.0

______________________

*Percentage of allocation in each category to total allocations in the Allowance for Loan Loss Analysis, excluding unallocated.

NON-PERFORMING ASSETS

Table 10 details the Corporation’s non-performing assets as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. Modifications to loans classified as a TDR generally include reductions in contractual interest rates, principal deferment and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets decreased to $3,783,000 in 2012 as compared to $4,968,000 and $5,425,000 in 2011 and 2010, respectively. The economy, in particular, high unemployment, weak job markets, unsettled fuel prices, rising energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its commercial real estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Losses on commercial real estate, which increased in 2012, are projected to continue at higher than average levels through early 2013. Impaired loans decreased to $2,363,000 in 2012, from $4,188,000 in 2011 and $4,276,000 in 2010. Foreclosed assets held for resale decreased to $468,000 in 2012 from $780,000 in 2011 and $1,149,000 in 2010. Loans past-due 90 days or more and still accruing interest increased to $952,000 in 2012 from $0 in 2011 and 2010. These loans are deemed to be well secured and in the process of collection. They consist of two related commercial real estate loans that are well secured by real estate, which have an occupancy rate of 100%. Non-performing assets to period end loans and foreclosed assets was 0.9% in 2012, 1.2% in 2011 and 1.3% in 2010. Total non-performing assets to total assets was 0.5% in 2012, 0.6% in 2011 and 0.7% in 2010. The allowance for loan losses to total non-performing assets was 152.6% in 2012, 119.3% in 2011 and 105.1% in 2010. Additional detail can be found on page 33, Table 10 — Non-Performing Assets and page 65 in the Financing receivables on non-accrual status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Impaired Loans were $2,363,000 at December 31, 2012. The largest relationship is represented by five loans carrying a balance of $707,000, secured by commercial real estate. The year-end valuation carried a net realizable value of $707,000, after an estimated average cost to sell of 14%, resulting in a specific allocation of $0. The second largest relationship is represented by two loans carrying a balance of $240,000 secured by commercial real estate. The year-end valuation carried a net realizable value of $358,000, after an estimated 10% cost to sell, resulting in a specific allocation of $0. The third largest relationship is represented by one loan carrying a balance of $226,000 secured by residential real estate. The year-end valuation carried a net realizable value of $226,000, after an estimated cost to sell of 10%, resulting in a specific allocation of $0. The estimated cost to sell percentage is determined based upon the market area in which the real estate securing the loan is located and therefore can differ from one loan to another. Of the $2,363,000 impaired loans, none are located outside our primary market area. None of the impaired loans are participated facilities.

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

Improving loan quality is a priority, and we actively work with borrowers to resolve credit problems and will continue our close monitoring efforts in 2013. As of December 31, 2012, the Corporation did not have any significant loan modifications classified as troubled debt restructurings in its loan portfolio. Excluding the assets disclosed in the Non-Performing Assets Table in Table 10, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

Should the economic climate no longer continue to be stable or deteriorate further, borrowers may experience difficulty, and the level of non-performing loans and assets, charge-offs and delinquencies could rise and possibly require additional increases in the Corporation’s allowance for loan losses.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

Interest income received on non-performing loans in 2012, 2011 and 2010 was $34,000, $54,000 and $63,000, respectively. Interest income, which would have been recorded on these loans under the original terms in 2012, 2011 and 2010 was $279,000, $342,000 and $316,000, respectively. At December 31, 2012 and 2011, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2012 and 2011, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 10 — Non-Performing Assets

(Amounts in thousands)

	2012	2011	2010
Non-performing assets
Impaired loans	$2,363	$4,188	$4,276
Foreclosed assets held for resale	468	780	1,149
Loans past-due 90 days or more and still accruing interest	952	0	0
Total non-performing assets	$3,783	$4,968	$5,425

Impaired loans
Non-performing loans	$2,363	$4,188	$4,276
Allocated allowance for loan losses	(223)	(947)	(605)
Net investment in impaired loans	$2,140	$3,241	$3,671

Impaired loans with a valuation allowance	$463	$2,556	$2,553
Impaired loans without a valuation allowance	1,900	1,632	1,723
Total impaired loans	$2,363	$4,188	$4,276

Valuation allowance related to impaired loans	$223	$947	$605

Valuation allowance as a percent of impaired loans	9.4%	22.6%	14.2%
Impaired loans to loans net of unearned discount	0.6%	1.0%	1.0%
Non-performing assets to period-end loans and foreclosed assets	0.9%	1.2%	1.3%
Total non-performing assets to total assets	0.5%	0.6%	0.7%
Allowance for loan losses to impaired loans	244.3%	141.6%	133.3%
Allowance for loan losses to total non-performing assets	152.6%	119.3%	105.1%

Real estate mortgages comprise 86.0% of the loan portfolio as of December 31, 2012, as compared to 88.7% in 2011. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately each three to five years and are also concentrated in our market area. The Corporation’s loss exposure on its non-performing loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Consumer and commercial retail deposits are attracted primarily by the Bank’s sixteen full service office locations. The Bank offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Bank regularly reviews competing financial institutions interest rates, especially when establishing interest rates on certificates of deposit.

Deposits decreased by $15,515,000, or 2.5% for the year ending December 31, 2012. This decrease compares unfavorably to a deposit decrease of $2,546,000, or 0.4% in 2011. In 2012, the Bank experienced a $929,000 or 1.2% increase in non-interest bearing deposits. However, the overall drop in deposits in 2012 of $15,515,000 was due in large part to the loss of one significant depositor. The overall drop in deposits in 2011 of $2,546,000 was due to lower volume of new retail certificates of deposit less than $100,000.

Total borrowings were $99,589,000 as of December 31, 2012, compared to $95,221,000 on December 31, 2011. During 2012, long-term borrowings decreased from $64,339,000 to $44,520,000. The decrease in long-term borrowings resulted primarily from a program in which investments were sold at a gain and long-term debt was repaid with a penalty. The purpose of the program was to increase net interest income, improve leverage ratios and decrease sensitivity to rising interest rates. Additionally, long-term borrowings decreased due to maturation and repayment of individual term notes with FHLB. Long-term borrowings are typically FHLB term borrowings with a maturity of one year or more. In connection with FHLB borrowings, U.S. Treasury tax and loan notes, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

Short-term borrowings were used to offset repayments of maturing long-term debt. Short-term debt increased from $30,882,000 in 2011 to $55,069,000. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, U.S. Treasury tax and loan notes, and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset seasonal fluctuations in deposits.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on investment securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income (loss), may increase or decrease total equity capital. The total net increase in capital was $10,238,000 in 2012 after an increase of $14,032,000 in 2011. Approximately 46.6% of the increase in equity capital in 2012 related to an increase in accumulated other comprehensive income due to market fluctuations, while approximately 66.9% of the increase in equity capital in 2011 related to an increase in accumulated other comprehensive income. The accumulated other comprehensive income amounted to $12,528,000 in 2012 and $7,757,000 in 2011.

The Corporation had 237,183 shares of common stock as of December 31, 2012, and 242,517 shares of common stock as of December 31, 2011, at a cost of $5,890,000 and $6,069,000, respectively, as treasury stock. Beginning in June 2012, the Corporation began issuing treasury stock for new shares purchased by participants in the Corporation’s Dividend Reinvestment Program (“DRIP”). Prior to that, shares needed to fill purchase orders through the DRIP were acquired on the open market. This change was made to reduce the volatility in stock price, which occurred because of large quarterly purchases and to augment capital formation.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 10.19% for 2012, 11.57% for 2011, and 10.98% for 2010. Refer to Performance Ratios on page 20 — Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 11 reflects risk-based capital ratios and the leverage ratio for the Corporation and Bank. The Corporation’s leverage ratio was 8.97% at December 31, 2012 and 8.07% at December 31, 2011.

The Corporation has consistently maintained regulatory capital ratios at or above the “well capitalized” standards. For additional information on capital ratios, see Note 16 — Regulatory Matters on page 73. As Table 11 indicates, the risk-based capital ratios for both the Corporation and the Bank increased over the prior year. The risk-based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk-based capital ratio is credit risk exposure associated with off-balance sheet contracts and commitments.

Table 11 — Capital Ratios

	December 31, 2012		December 31, 2011
	Corporation	Bank	Corporation	Bank
Risk-Based Capital:
Tier I risk-based capital ratio	13.33%	13.71%	11.99%	12.57%
Total risk-based capital ratio (Tier 1 and Tier 2)	14.46%	14.78%	13.09%	13.64%
Leverage Ratio:
Tier I capital to average assets	8.97%	9.25%	8.07%	8.59%

LIQUIDITY MANAGEMENT

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Liquidity is needed to provide the funding requirements of depositor’s withdrawals, loan growth, and other operational needs. Asset liquidity is provided by investment securities maturing in one year or less, other short-term investments, federal funds sold, and cash and due from banks. At year-end 2012, cash and due from banks increased to $10,038,000 from $8,403,000. The liquidity is augmented by repayment of loans and cash flows from the mortgage backed securities.

Liability liquidity is accomplished by maintaining a core deposit base, acquired by attracting new deposits and retaining maturing deposits. Also, short-term borrowings provide funds to meet liquidity needs.

Management feels its current liquidity position is satisfactory given the fact that the Corporation has a very stable core deposit base which has increased annually. Secondly, the Corporation’s loan payments and principal paydowns on its mortgage-backed securities provide a steady source of funds. Also, short-term investments and maturing investments represent additional sources of liquidity.

Finally, the Corporation’s subsidiary bank does have access to funds on a short-term basis from the Federal Discount Window. Also, Fed Funds can be purchased by means of a borrowing line at the Atlantic Central Bankers Bank. The Corporation has indirect access to the capital markets through its membership in the Federal Home Loan Bank. Advances on borrowings, both short-term and long-term, are available to help address any liquidity needs.

Table 12 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2012 and 2011.

Table 12 — Contractual Obligations

(Amounts in thousands)

	Less than	1 - 3	3 -5	Over
December 31, 2012	1 Year	Years	Years	5 Years	Total

Time deposits	$144,283	$73,785	$29,695	$0	$247,763
Securities sold under agreement to repurchase	17,059	0	0	0	17,059
FHLB borrowings	45,010	12,000	5,000	20,000	82,010
Commitments to grant loans[1]	11,242	0	0	0	11,242
Commitments to fund loans for secondary market mortgages[1]	2,828	0	0	0	2,828
Unfunded commitments on lines of credit[1]	49,583	0	0	0	49,583
Financial standby letters of credit[1]	720	0	0	0	720
Performance standby letters of credit[1]	3,714	0	0	0	3,714
Purchase and building commitments	840	0	0	0	840
Operating lease obligations	142	186	112	2,766	3,206
Capital lease obligations	132	264	240	0	636
	$275,553	$86,235	$35,047	$22,766	$419,601

_________________________________

1The Corporation does not expect all of the commitments and letters of credit to be fully funded. The total commitments amount related to these contractual obligations does not necessarily represent future cash requirements.

(Amounts in thousands)

	Less than	1 - 3	3 -5	Over
December 31, 2011	1 Year	Years	Years	5 Years	Total

Time deposits	$135,711	$90,269	$26,151	$0	$252,131
Securities sold under agreement to repurchase	18,132	0	0	0	18,132
FHLB borrowings	28,750	32,750	13,000	2,000	76,500
Commitments to grant loans[1]	5,703	0	0	0	5,703
Commitments to fund loans for secondary market mortgages[1]	1,311	0	0	0	1,311
Unfunded commitments on lines of credit[1]	47,445	0	0	0	47,445
Purchase obligations of loan participations[1]	8,000	0	0	0	8,000
Financial standby letters of credit[1]	789	0	0	0	789
Performance standby letters of credit[1]	4,370	0	0	0	4,370
Purchase and building commitments	6,080	0	0	0	6,080
Operating lease obligations	187	305	189	2,631	3,312
Capital lease obligations	108	406	290	0	804
	$256,586	$123,730	$39,630	$4,631	$424,577

_________________________________

1The Corporation does not expect all of the commitments and letters of credit to be fully funded. The total commitments amount related to these contractual obligations does not necessarily represent future cash requirements.

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Corporation’s market risk is composed primarily of interest rate risk. The Corporation’s interest rate risk results from timing differences in the repricing of assets, liabilities, off-balance sheet instruments, and changes in relationships between rate indices and the potential exercise of explicit or embedded options.

Increases in the level of interest rates also may adversely affect the fair value of the Corporation’s securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Corporation’s interest-earning assets, which could adversely affect the Corporation’s results of operations if sold, or, in the case of interest earning assets classified as available-for-sale, the Corporation’s stockholders’ equity, if retained. Under FASB ASC 320-10, Investment Debt and Equity Securities, changes in the unrealized gains and losses, net of taxes, on securities classified as available-for-sale are reflected in the Corporation’s stockholders’ equity. The Corporation does not own any trading assets.

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 13 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2012. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 13 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2012 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Table 13 — Interest Rate Sensitivity Analysis

(Amounts in thousands)

	December 31, 2012
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total

Assets	$190,351	$316,201	$207,886	$105,528	$819,966

Liabilities/Stockholders’ Equity	235,254	307,704	170,216	106,792	819,966

Interest Rate Sensitivity Gap	$(44,903)	$8,497	$37,670	$(1,264)

Cumulative Gap	$(44,903)	$(36,406)	$1,264

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

Earnings simulation modeling is the primary mechanism used in assessing the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, size and composition of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Earnings at risk is the change in net interest income from a base case scenario under various scenarios of rate shock increases and decreases in the interest rate earnings simulation model.

Table 14 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 1.3%, 2.9% and 5.7% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 3.2% and 8.0% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years 2012 and 2011, the cost of interest-bearing liabilities averaged 1.04% and 1.45%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 5.03% and 5.25%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At year-end 2012, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with an increase of 2.0% and a decrease of 2.0%, respectively. Additionally, net present value is projected to increase 1.0% in the 100 basis point immediate increase, and to decrease 3.0% and 15.3% in the 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are below the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Table 14 — Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(5.7)%
+200 bp Shock vs. Stable Rate	(2.9)%
+100 bp Shock vs. Stable Rate	(1.3)%
Flat rate	0.0%
-100 bp Shock vs. Stable Rate	(3.2)%
-200 bp Shock vs. Stable Rate	(8.0)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(15.3)%
+200 bp Shock vs. Stable Rate	(3.0)%
+100 bp Shock vs. Stable Rate	1.0%
Flat rate	0.0%
-100 bp Shock vs. Stable Rate	(2.0)%
-200 bp Shock vs. Stable Rate	2.0%

Table 15 — Quarterly Results of Operations (Unaudited)

(Amounts in thousands, except per share)

	Three Months Ended
2012	March 31	June 30	September 30	December 31
Interest income	$8,927	$8,841	$8,522	$8,646
Interest expense	1,907	1,715	1,476	1,416
Net interest income	7,020	7,126	7,046	7,230
Provision for loan losses	400	400	400	400
Non-interest income	1,204	2,193	1,886	650
Non-interest expense	4,585	5,807	5,176	4,830
Income before income tax expense	3,239	3,112	3,356	2,650
Income tax expense	583	534	592	478
Net income	$2,656	$2,578	$2,764	$2,172

Per share	$.49	$.47	$.51	$.39

	Three Months Ended
2011	March 31	June 30	September 30	December 31
Interest income	$9,347	$9,330	$9,237	$9,114
Interest expense	2,516	2,463	2,340	2,086
Net interest income	6,831	6,867	6,897	7,028
Provision for loan losses	300	300	500	800
Non-interest income	963	1,059	1,343	1,066
Non-interest expense	4,304	4,472	4,431	4,488
Income before income tax expense	3,190	3,154	3,309	2,806
Income tax expense	694	611	632	615
Net income	$2,496	$2,543	$2,677	$2,191

Per share	$.46	$.47	$.49	$.40

Critical Accounting Estimates

The Corporation has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Corporation applies those accounting policies in a consistent manner.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require that the Corporation make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The Corporation evaluates these estimates and assumptions on an ongoing basis and may retain outside consultants, lawyers and actuaries to assist in its evaluation. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments.

The Corporation believes the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of its consolidated financial statements. Please refer to the discussion of the allowance for loan losses calculation under “Non-Performing Assets” and the “Allowance for Loan Losses” in the “Financial Condition” section of Management’s Discussion and Analysis. Please refer to Note 1 to the consolidated financial statements for “Income Taxes” and “Goodwill, Intangible Assets and Premium Discounts”. Please refer to Note 3 to the consolidated financial statements for the discussion on estimating other-than-temporary impairment losses on securities. Please refer to Note 14 to the consolidated financial statements for “Commitments and Contingencies”. Please refer to Note 20 to the consolidated financial statements for “Fair Values of Financial Instruments”.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2012 and 2011 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012. First Keystone Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Corporation and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Keystone Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013, expressed an unqualified opinion.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania

March 18, 2013

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
	2012	2011
ASSETS
Cash and due from banks	$10,038	$8,403
Interest-bearing deposits in other banks	10,882	1,776
Total cash and cash equivalents	20,920	10,179
Investment securities available-for-sale	296,312	328,824
Investment securities held-to-maturity (estimated fair value 2012- $2,599; 2011 - $2,666)	2,561	2,605
Restricted securities at cost - available-for-sale	4,883	5,189
Loans, net of unearned income	432,896	415,995
Allowance for loan losses	(5,772)	(5,929)
Net loans	427,124	410,066
Premises and equipment, net	19,363	12,725
Accrued interest receivable	4,060	4,375
Cash surrender value of bank owned life insurance	19,869	19,145
Investments in real estate ventures	1,480	1,484
Goodwill	19,133	19,133
Core deposit intangible, net	668	951
Prepaid FDIC insurance	1,002	1,427
Foreclosed assets held for resale	468	780
Deferred income taxes	5	30
Other assets	2,118	1,633
TOTAL ASSETS	$819,966	$818,546

LIABILITIES
Deposits:
Non-interest bearing	$76,418	$75,489
Interest bearing	532,416	548,860
Total deposits	608,834	624,349
Short-term borrowings	55,069	30,882
Long-term borrowings	44,520	64,339
Accrued interest and other expenses	2,902	2,857
Deferred income taxes	4,612	2,350
Other liabilities	699	677
TOTAL LIABILITIES	$716,636	$725,454

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2012; issued 0 in 2012	$0	$0
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2012 and 10,000,000 shares in 2011; issued 5,717,400 in 2012 and 5,687,767 in 2011	11,435	11,375
Surplus	30,725	30,157
Retained earnings	54,532	49,872
Accumulated other comprehensive income	12,528	7,757
Treasury stock, at cost, 237,183 shares in 2012 and 242,517 shares in 2011	(5,890)	(6,069)

TOTAL STOCKHOLDERS’ EQUITY	103,330	93,092
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$819,966	$818,546

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Year Ended December 31,
	2012	2011	2010
INTEREST INCOME
Interest and fees on loans	$22,599	$23,369	$24,401
Interest and dividend income on investment securities:
Taxable	7,956	9,729	10,386
Tax-exempt	4,308	3,865	3,223
Dividends	72	60	116
Interest on deposits in banks	1	4	23
Interest on federal funds sold	0	1	5
Total interest income	$34,936	$37,028	$38,154
INTEREST EXPENSE
Interest on deposits	$4,556	$6,718	$9,111
Interest on short-term borrowings	118	164	230
Interest on long-term borrowings	1,840	2,523	3,401
Total interest expense	6,514	9,405	12,742
Net interest income	28,422	27,623	25,412
Provision for loan losses	1,600	1,900	2,575
Net interest income after provision for loan losses	$26,822	$25,723	$22,837
NON-INTEREST INCOME
Trust department	$746	$585	$641
Service charges and fees	1,205	1,305	1,489
Bank owned life insurance income	724	757	766
ATM fees and debit card income	977	918	804
Gains on sales of mortgage loans	1,016	368	825
Investment securities gains (losses) - net	813	111	163
Recovery on loss due to defalcation	0	0	800
Other	452	387	270
Total non-interest income	$5,933	$4,431	$5,758
NON-INTEREST EXPENSE
Salaries and employee benefits	$10,413	$9,480	$9,049
Occupancy, net	1,405	1,364	1,300
Furniture and equipment	586	439	516
Computer expense	1,063	997	847
Professional services	705	617	905
State shares tax	762	731	708
FDIC insurance	486	634	876
ATM and debit card fees	469	377	351
FHLB prepayment penalties	811	0	0
Other	3,698	3,056	2,720
Total non-interest expense	$20,398	$17,695	$17,272
Income before income tax expense	$12,357	$12,459	$11,323
Income tax expense	2,187	2,552	2,362
NET INCOME	$10,170	$9,907	$8,961
PER SHARE DATA
Net income per share:
Basic	$1.86	$1.82	$1.65
Diluted	1.86	1.82	1.65
Cash dividends per share	1.01	.97	.93

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010

Net Income	$10,170	$9,907	$8,961
Other comprehensive income:
Unrealized net holding gains on available-for-sale investment securities arising during the period	8,070	14,345	1,639
Less reclassification adjustment for net gains (losses) realized in income	813	111	163
Change in net unrealized gains before tax effect	7,257	14,234	1,476
Tax effects	(2,486)	(4,844)	(526)
Change in net unrealized gains	4,771	9,390	950
Comprehensive Income	$14,941	$19,297	$9,911

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except shares)

						Accumulated
				Compre-		Other		Total
	Common Stock			hensive	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Income	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2009	5,687,767	$11,375	$30,269		$41,346	$(2,583)	$(6,240)	$74,167
Comprehensive Income:
Net Income				$8,961	8,961			8,961
Change in net unrealized gains on investment securities available-for- sale, net of reclassification adjustment and tax effects				950		950		950
Total comprehensive income				$9,911
Issuance of 4,101 shares of treasury stock upon exercise of employee stock options			(94)				137	43
Cash dividends - $.93 per share					(5,061)			(5,061)
Balance at December 31, 2010	5,687,767	$11,375	$30,175		$45,246	$(1,633)	$(6,103)	$79,060

Comprehensive Income:
Net Income				$9,907	9,907			9,907
Change in net unrealized gains on investment securities available-for- sale, net of reclassification adjustment and tax effects				9,390		9,390		9,390
Total comprehensive income				$19,297
Issuance of 1,023 shares of treasury stock upon exercise of employee stock options			(18)				34	16
Cash dividends - $.97 per share					(5,281)			(5,281)
Balance at December 31, 2011	5,687,767	$11,375	$30,157		$49,872	$7,757	$(6,069)	$93,092

Comprehensive Income:
Net Income				$10,170	10,170			10,170
Change in net unrealized gains on investment securities available-for- sale, net of reclassification adjustment and tax effects				4,771		4,771		4,771
Total comprehensive income				$14,941
Issuance of common stock for stock dividends and stock purchase plan	29,633	60	662		(424)			298
Issuance of 5,334 shares of treasury stock upon exercise of employee stock options			(94)				179	85
Cash dividends - $1.01 per share					(5,086)			(5,086)
Balance at December 31, 2012	5,717,400	$11,435	$30,725		$54,532	$12,528	$(5,890)	$103,330

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$10,170	$9,907	$8,961
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,600	1,900	2,575
Depreciation and amortization	942	978	1,049
Premium amortization on investment securities	1,296	1,077	825
Discount accretion on investment securities	(845)	(1,127)	(1,344)
Core deposit discount amortization net of accretion	283	290	288
Deferred (benefit) income tax provision	(198)	218	244
(Gains) losses on sales of mortgage loans originated for resale	(1,016)	(368)	(825)
Proceeds from sales of mortgage loans originated for resale	31,748	20,115	25,433
Originations of mortgage loans originated for resale	(34,783)	(16,153)	(20,515)
(Gains) losses on sales of investment securities	(813)	(111)	(163)
Loss (gain) on sales of foreclosed real estate held for resale	189	69	(20)
Decrease (increase) in accrued interest receivable	315	214	(376)
(Increase) decrease in cash surrender value of bank owned life insurance	(724)	(757)	(766)
(Increase) decrease in other assets - net	(456)	(105)	(72)
Decrease (increase) in prepaid FDIC insurance	425	578	775
Increase (decrease) in accrued interest and other expenses	45	(119)	(125)
(Decrease) increase in other liabilities - net	(225)	384	238
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$7,953	$16,990	$16,182

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	$49,235	$64,638	$32,691
Proceeds from maturities and redemptions of investment securities available-for-sale	34,686	30,562	26,381
Purchases of investment securities available-for-sale	(43,781)	(105,752)	(90,123)
Proceeds from maturities and redemptions of investment securities held-to-maturity	34	3,683	2,737
Purchases of investment securities held-to-maturity	0	0	(5,036)
Proceeds from sales of restricted securities	1,542	1,174	1,776
Purchases of restricted securities	(1,236)	0	0
Net (increase) decrease in loans	(15,335)	(11,658)	(10,337)
Purchases of premises and equipment	(7,414)	(1,830)	(1,357)
Purchase of investment in real estate venture	0	0	(1,084)
Proceeds from sales of foreclosed assets held for resale	936	433	380
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$18,667	$(18,750)	$(43,972)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	$(15,515)	$(2,545)	$46,328
Net increase (decrease) in short-term borrowings	24,187	9,905	3,515
Proceeds from long-term borrowings	10,000	5,000	7,000
Repayment of long-term borrowings	(29,819)	(7,061)	(23,556)
Proceeds from issuance of common stock	269	0	0
Proceeds from issuance of treasury stock	85	16	43
Cash dividends paid	(5,086)	(5,281)	(5,061)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(15,879)	$34	$28,269

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$10,741	$(1,726)	$479
CASH AND CASH EQUIVALENTS, BEGINNING	10,179	11,905	11,426
CASH AND CASH EQUIVALENTS, ENDING	$20,920	$10,179	$11,905

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

Nature of Operations

The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly-owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, governments, and public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 16 full service offices and 17 Automated Teller Machines (“ATM”) located in Columbia, Luzerne, Montour and Monroe counties. The Corporation and its subsidiary must also adhere to certain federal and state banking laws and regulations and are subject to periodic examinations made by various state and federal agencies.

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Central Bankers Bank (“ACBB”). These securities do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At December 31, 2012, the Corporation held $4,848,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2011, the Corporation held $5,154,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at December 31, 2012 and December 31, 2011.

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. This allowance is estimated by management and if deemed necessary, the allowance would be classified in other liabilities on the consolidated balance sheets. As of December 31, 2012 and December 31, 2011, an allowance for possible credit losses on off-balance sheet credit exposures was not recorded.

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. The real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets on the consolidated balance sheets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in non-interest income and expense on the consolidated statements of income. The total of foreclosed real estate properties amounted to $468,000 at December 31, 2012 and $780,000 at December 31, 2011.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (“BOLI”) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

Investments in Real Estate Ventures

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $294,000 in 2012, $160,000 in 2011 and $187,000 in 2010, and the amortization of the investments in the limited partnerships were $183,000, $116,000 and $173,000 in 2012, 2011 and 2010, respectively.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2008. At December 31, 2012 and December 31, 2011, the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as non-interest expense. At December 31, 2012 and December 31, 2011, the Corporation does not have any amounts accrued for interest and/or penalties.

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has evaluated the goodwill included in its consolidated balance sheet at December 31, 2012, and has determined there was no impairment as of that date. No assurance can be given that future impairment tests will not result in a charge to earnings.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired. The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party. Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party. The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing. The Corporation has evaluated the core deposit intangible included in its consolidated balance sheet at December 31, 2012 and has determined there was no impairment as of that date. No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock Based Compensation

The Corporation adopted a stock option incentive plan in 1998. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes Option Pricing Model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. The Plan expired in 2008, and therefore, no stock options are available for issuance. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 11,904 exercisable options issued and outstanding as of December 31, 2012.

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

Per share data has been adjusted retroactively for stock splits and stock dividends. The reconciliation of the numerators and denominators of the basic and diluted earnings per share follows:

	Year Ended December 31, 2012
		Weighted Average
	Net Income	Number of Shares	Per Share
	Numerators	Denominators	Amount

Net income	$10,170
Basic earnings per share:
Income available to common stockholders	$10,170	5,455	$1.86
Effect of dilutive securities:
Stock options		12
Diluted earnings per share:
Income available to common stockholders	$10,170	5,467	$1.86

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The primary purpose of the ASU is to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards (“IFRS”) fair value and reporting requirements. The ASU also requires additional disclosures about transfers between level 1 and 2 of the fair value hierarchy, quantitative information for level 3 inputs, and the level of the fair value measurement hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The ASU was effective for the interim and annual periods beginning after December 15, 2011. The adoption of the standard did not have a material impact on the Corporation’s consolidated financial statements. See Note 20 for further information.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other: Testing Goodwill for Impairment, to simplify the current two-step goodwill impairment test in FASB ASC Topic 350-20, Intangibles – Goodwill and Other: Goodwill. The update permits entities to first perform a qualitative assessment to determine whether or not it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Corporation adopted the standard as of January 1, 2012. The adoption of the standard did not have a material impact on the Corporation’s consolidated financial statements or its goodwill impairment evaluation.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government- Assisted Acquisition of a Financial Institution. The ASU clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, with early adoption permitted. The Corporation does not anticipate that this standard will have a material impact on the Corporation’s consolidated financial statements.

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2012, 2011 and 2010, was $336,000, $299,000 and $273,000, respectively.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentations used in the 2012 consolidated financial statements. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2 — RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2012, was $903,000, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset daily cash management activities and specific charges for services. At December 31, 2012, the amount of this balance was $874,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

NOTE 3 — INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at December 31, 2012 and 2011:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$41,946	$2,090	$(193)	$43,843
Other	29,076	159	(203)	29,032
Obligations of state and political subdivisions	160,829	16,163	(39)	176,953
Corporate securities	43,902	673	(68)	44,507
Marketable equity securities	1,533	454	(10)	1,977
Restricted equity securities	4,883	0	0	4,883
Total	$282,169	$19,539	$(513)	$301,195

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$88	$4	$0	$92
Other	2,006	24	0	2,030
Obligations of state and political subdivisions	467	10	0	477
Total	$2,561	$38	$0	$2,599

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$64,892	$2,930	$(41)	$67,781
Other	13,187	94	(6)	13,275
Obligations of state and political subdivisions	177,139	11,846	(2,200)	186,785
Corporate securities	60,263	373	(1,394)	59,242
Marketable equity securities	1,574	292	(125)	1,741
Restricted equity securities	5,189	0	0	5,189
Total	$322,244	$15,535	$(3,766)	$334,013

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$124	$4	$0	$128
Other	2,014	46	0	2,060
Obligations of state and political subdivisions	467	11	0	478
Total	$2,605	$61	$0	$2,666

Securities Available-for-Sale with an aggregate fair value of $165,810,000 in 2012 and $182,478,000 in 2011, and securities Held-to-Maturity with an aggregate book value of $1,094,000 in 2012 and $2,138,000 in 2011, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $94,101,000 in 2012 and $106,647,000 in 2011 as required by law.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at December 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)

	December 31, 2012
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$0	$200	$0	$0	$17,150
Estimated fair value	0	201	0	0	17,238
Weighted average yield	0	6.83%	0	0	3.09%
1 - 5 Years:
Amortized cost	12,120	3,237	0	0	25,261
Estimated fair value	12,233	3,452	0	0	25,720
Weighted average yield	1.03%	4.65%	0	0	2.28%
5 - 10 Years:
Amortized cost	3,677	10,948	0	0	1,491
Estimated fair value	3,954	12,279	0	0	1,549
Weighted average yield	4.66%	5.52%	0	0	5.76%
After 10 Years:
Amortized cost	55,225	146,444	1,533	4,883	0
Estimated fair value	56,688	161,021	1,977	4,883	0
Weighted average yield	3.04%	6.30%	3.93%	0.19%	0
Total:
Amortized cost	$71,022	$160,829	$1,533	$4,883	$43,902
Estimated fair value	72,875	176,953	1,977	4,883	44,507
Weighted average yield	2.78%	6.21%	3.93%	0.19%	2.72%

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands)

	December 31, 2012
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Held-to-Maturity:
Within 1 Year:
Amortized cost	$1,006	$0	$0	$0	$0
Estimated fair value	1,017	0	0	0	0
Weighted average yield	1.78%	0	0	0	0
1 - 5 Years:
Amortized cost	1,088	0	0	0	0
Estimated fair value	1,105	0	0	0	0
Weighted average yield	0.93%	0	0	0	0
5 - 10 Years:
Amortized cost	0	0	0	0	0
Estimated fair value	0	0	0	0	0
Weighted average yield	0	0	0	0	0
After 10 Years:
Amortized cost	0	467	0	0	0
Estimated fair value	0	477	0	0	0
Weighted average yield	0	7.14%	0	0	0
Total:
Amortized cost	$2,094	$467	$0	$0	$0
Estimated fair value	2,122	477	0	0	0
Weighted average yield	1.34%	7.14%	0	0	0

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2012. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from the sales of investments in Available-for-Sale debt and equity securities during 2012, 2011 and 2010 were $50,777,000, $65,812,000 and $34,467,000, respectively. Gross gains realized on these sales were $1,762,000, $1,143,000 and $601,000, respectively. Gross losses on these sales were $949,000, $1,032,000 and $438,000, respectively. There were no impairment losses in 2012, 2011 and 2010.

There were no proceeds from sales of investments in Held-to-Maturity debt and equity securities during 2012, 2011 and 2010. There were no gains or losses realized on Held-to-Maturity debt and equity securities during these periods.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be other-than-temporary impaired at December 31, 2012 and 2011.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2012 and 2011:

December 31, 2012

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$12,519	$203	$0	$0	$12,519	$203
Mortgage-backed securities	10,174	193	0	0	10,174	193
Municipal bonds	1,651	14	338	25	1,989	39
Corporate securities	1,924	48	1,480	20	3,404	68
Marketable equity securities	312	10	0	0	312	10
	$26,580	$468	$1,818	$45	$28,398	$513

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

December 31, 2011

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$6,118	$6	$0	$0	$6,118	$6
Mortgage-backed securities	7,806	41	0	0	7,806	41
Municipal bonds	2,455	11	10,518	2,189	12,973	2,200
Corporate securities	32,162	1,185	1,791	209	33,953	1,394
Marketable equity securities	82	20	754	105	836	125
	$48,623	$1,263	$13,063	$2,503	$61,686	$3,766

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”) or FNMA (“Federal National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 17 securities in an unrealized loss position as of December 31, 2012 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Securities with an unrealized loss that are determined to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss included in investment securities gains (losses) expense-net on the consolidated statements of income.

NOTE 4 — LOANS

Major classifications of loans at December 31, 2012 and 2011 consisted of:

(Amounts in thousands)

	2012	2011
Commercial, Financial and Agricultural	$28,714	$21,448
Tax-exempt – Real Estate and Other	29,192	19,779
Real estate mortgages - Held-for-sale	4,009	1,356
Real estate mortgages - Consumer	143,002	129,362
Real estate mortgages - Commercial	221,338	236,645
Consumer	6,473	7,429
Gross loans	432,728	416,019
Add (deduct): Unearned discount and	(170)	(331)
Net deferred loan fees and costs	338	307
Total loans, net of unearned income	$432,896	$415,995

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

Activity in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010, were as follows:

(Amounts in thousands)

	2012	2011	2010
Balance, January 1	$5,929	$5,701	$5,322
Provision charged to operations	1,600	1,900	2,575
Loans charged off	(1,832)	(1,769)	(2,262)
Recoveries	75	97	66
Balance, December 31	$5,772	$5,929	$5,701

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

Risk grade characteristics are as follows:

Risk Grade 1 – MINIMAL RISK through Risk Grade 6 – MANAGEMENT ATTENTION (Pass Grade Categories)

Risk is evaluated via examination of several attributes including but not limited to financial trends, strengths and weaknesses, likelihood of repayment when considering both cash flow and collateral, sources of repayment, leverage position, management expertise, and repayment history.

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

(Amounts in thousands)

	Commercial &		Commercial Real Estate		Commercial Real
	Industrial		Construction		Estate Other
	2012	2011	2012	2011	2012	2011
Grade:
1-6 Pass	$53,154	$38,250	$4,387	$3,781	$214,545	$224,030
7 Special Mention	617	556	0	0	2,129	3,269
8 Substandard	299	880	0	0	4,112	7,106
9 Doubtful	0	0	0	0	0	0
Add (deduct): Unearned discount	0	0	0	0	0	0
Net deferred loan fees & costs	116	100	(2)	(8)	(15)	3
Loans, net of unearned income	$54,186	$39,786	$4,385	$3,773	$220,771	$234,408

	Residential Real Estate				Loans,
	Including Home Equity		Consumer Loans		Net of Unearned Income
	2012	2011	2012	2011	2012	2011
Grade:
1-6 Pass	$145,700	$129,627	$6,458	$7,405	$424,244	$403,093
7 Special Mention	136	0	2	0	2,884	3,825
8 Substandard	1,176	1,091	13	24	5,600	9,101
9 Doubtful	0	0	0	0	0	0
Add (deduct): Unearned discount	0	0	(170)	(331)	(170)	(331)
Net deferred loan fees & costs	156	133	83	79	338	307
Loans, net of unearned income	$147,168	$130,851	$6,386	$7,177	$432,896	$415,995

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

Commercial & Industrial and Commercial Real Estate Other include loans categorized as tax free loans.

The activity in the allowance for loan losses, by loan segment, is summarized below for the years indicated.

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2012
Allowance for Loan Losses:
Beginning balance	$489	$3,507	$137	$1,228	$568	$5,929
Charge-offs	(264)	(1,077)	(87)	(404)	0	(1,832)
Recoveries	23	22	29	1	0	75
Provision	325	385	1	699	190	1,600
Ending Balance	573	2,837	80	1,524	758	5,772
Ending balance: individually evaluated for impairment	0	111	0	112	0	223
Ending balance: collectively evaluated for impairment	$573	$2,726	$80	$1,412	$758	$5,549

Financing Receivables:
Ending Balance	$54,186	$225,156	$6,386	$147,168	$0	$432,896
Ending balance: individually evaluated for impairment	248	1,312	0	803	0	2,363
Ending balance: collectively
evaluated for impairment	$53,938	$223,844	$6,386	$146,365	$0	$430,533

(Amounts in thousands)		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2011
Allowance for Loan Losses:
Beginning balance	$565	$2,769	$123	$1,501	$743	$5,701
Charge-offs	(485)	(968)	(98)	(218)	0	(1,769)
Recoveries	28	51	16	2	0	97
Provision	381	1,655	96	(57)	(175)	1,900
Ending Balance	489	3,507	137	1,228	568	5,929
Ending balance: individually evaluated for impairment	80	756	0	111	0	947
Ending balance: collectively evaluated for impairment	$409	$2,751	$137	$1,117	$568	$4,982

Financing Receivables:
Ending Balance	$39,786	$238,181	$7,177	$130,851	$0	$415,995
Ending balance: individually evaluated for impairment	122	3,211	0	855	0	4,188
Ending balance: collectively evaluated for impairment	$39,664	$234,970	$7,177	$129,996	$0	$411,807

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

Impaired loans at December 31, 2012, 2011 and 2010 were $2,363,000, $4,188,000 and $4,276,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)

	2012	2011	2010
Gross interest due under terms to date	$279	$342	$316
Amount included in income year-to-date	(34)	(54)	(63)
Interest income not recognized to date	$245	$288	$253

The Corporation’s impaired loans are summarized below for the years ended 2012 and 2011.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2012:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$248	$547	$0	$785	$4
Commercial real estate	1,108	1,495	0	1,529	7
Residential	544	737	0	748	13

With an allowance recorded:
Commercial	0	0	0	0	0
Commercial real estate	204	322	111	322	0
Residential	259	259	112	261	10
Total	$2,363	$3,360	$223	$3,645	$34

Total consists of:
Commercial	$248	$547	$0	$785	$4
Commercial real estate	$1,312	$1,817	$111	$1,851	$7
Residential	$803	$996	$112	$1,009	$23

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
2011:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$42	$188	$0	$239	$0
Commercial real estate	1,320	1,505	0	1,554	12
Residential	270	280	0	286	1

With an allowance recorded:
Commercial	80	80	80	89	3
Commercial real estate	1,891	2,932	756	2,947	34
Residential	585	733	111	736	4
Total	$4,188	$5,718	$947	$5,851	$54

Total consists of:
Commercial	$122	$268	$80	$328	$3
Commercial real estate	$3,211	$4,437	$756	$4,501	$46
Residential	$855	$1,013	$111	$1,022	$5

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan. The average recorded investment is calculated on the daily loan balance during the period of impairment.

Financing receivables on non-accrual status and foreclosed assets as of December 31, 2012 and 2011 were as follows:

(Amounts in thousands)

	2012	2011
Commercial – real estate	$1,312	$3,211
Commercial – other	248	122
Residential	803	855
Consumer	0	0
Total non-accruing loans	2,363	4,188
Restructured loans	0	0
Total impaired loans	2,363	4,188
Loans past-due 90 days or more and still accruing	952	0
Foreclosed assets	468	780
Total non-performing assets	$3,783	$4,968

At December 31, 2012 and 2011, the recorded investment in impaired loans as defined by FASB ASC 310-10-35, Receivables Subsequent Measurements, was $2,363,000 and $4,188,000, and the impaired loans allowances were $223,000 and $947,000, respectively. The average recorded balance in impaired loans during the years ended December 31, 2012 and 2011 was approximately $3,645,000 and $5,851,000, respectively.

The following tables present the aging of past-due loans by class of loans at December 31:

(Amounts in thousands)			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
2012
Commercial	$10	$136	$0	$146	$248	$53,792	$54,186
Commercial real estate	760	605	952	2,317	1,312	221,527	225,156
Consumer	56	0	0	56	0	6,330	6,386
Residential	1,060	584	0	1,644	803	144,721	147,168
Total	$1,886	$1,325	$952	$4,163	$2,363	$426,370	$432,896

(Amounts in thousands)			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
2011
Commercial	$166	$21	$0	$187	$122	$39,477	$39,786
Commercial real estate	1,427	785	0	2,212	3,211	232,758	238,181
Consumer	64	62	0	126	0	7,051	7,177
Residential	1,473	353	0	1,826	855	128,170	130,851
Total	$3,130	$1,221	$0	$4,351	$4,188	$407,456	$415,995

Loans past-due 90 days or more and still accruing interest were $952,000 at December 31, 2012 and $0 at December 31, 2011. Loans 90 days or greater past-due remained on accrual status as these assets were deemed to be in the process of collection, guaranteed, or well secured. The loans consist of two commercial real estate loans that are well secured by real estate, which have an occupancy rate of 100%.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

At December 31, 2012, there were no commitments to lend additional funds with respect to non-accrual and restructured loans.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring may or may not be placed on non-accrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At December 31, 2012, there were no significant loan modifications that resulted in the loans being classified as troubled debt restructurings.

NOTE 5 — MORTGAGE SERVICING RIGHTS

The mortgage loans sold and serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $80,074,000 and $72,130,000 at December 31, 2012 and 2011, respectively. The balances of amortized capitalized mortgage servicing rights, included in other assets at December 31, 2012 and 2011, were $478,000 and $421,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized along with the aggregate activity in the related valuation allowances:

(Amounts in thousands)

	2012	2011	2010
Balance, January 1	$421	$387	$346
Servicing asset additions	230	137	80
Amortization	(173)	(103)	(39)
Balance, December 31	$478	$421	$387

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $60,000 and $14,000 at December 31, 2012 and 2011, respectively.

NOTE 6 — PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2012 and 2011 follows:

(Amounts in thousands)

	2012	2011
Land	$3,164	$1,900
Buildings	16,960	11,376
Leasehold improvements	301	431
Equipment	7,583	7,486
	28,008	21,193
Less: Accumulated depreciation	8,645	8,468
Total	$19,363	$12,725

Depreciation amounted to $1,023,000 for 2012, $947,000 for 2011 and $980,000 for 2010.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017 (See Note 14). Included in buildings above is the bank building held under a capital lease with a cost of $948,000 at December 31, 2012 and 2011, and accumulated amortization of $715,000 and $667,000 at December 31, 2012 and 2011, respectively. Amortization of the bank building held under the capital lease was $48,000 for the year ended December 31, 2012, $45,000 for the year ended December 31, 2011 and $46,000 for the year ended December 31, 2010.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

NOTE 7 — GOODWILL, OTHER INTANGIBLE ASSETS, AND PREMIUM DISCOUNTS

Goodwill, other intangible assets, and premium discounts were comprised of the following at December 31, 2012 and 2011:

(Amounts in thousands)
	Gross		Accumulated
	Carrying Amount		Amortization/(Accretion)
	2012	2011	2012	2011
Unamortized intangible asset:
Goodwill	$19,133	$19,133	$0	$0

Core deposit intangibles	$2,218	$2,218	$1,550	$1,267
Premium discount (negative premium) on acquired certificates of deposit	$(385)	$(385)	$(385)	$(384)

Amortization expense of the core deposit intangibles was $283,000, $290,000 and $288,000 for each the years ended December 31, 2012, 2011 and 2010, respectively. Accretion of the premium discount (negative premium) on the acquired certificates of deposit was $0, $1,000, and $2,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated amortization/accretion is as follows for the years ending December 31:

(Amounts in thousands)

Amortization
of Core
Deposit Intangibles
2013	$274
2014	274
2015	120

NOTE 8 — DEPOSITS

Major classifications of deposits at December 31, 2012 and 2011 consisted of:

(Amounts in thousands)

	2012	2011
Demand - non-interest bearing	$76,418	$75,489
Demand - interest bearing	128,657	140,645
Savings	155,996	156,084
Time, $100,000 and over	89,082	77,583
Other time	158,681	174,548
Total deposits	$608,834	$624,349

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

The following is a schedule reflecting classification and remaining maturities of time deposits of $100,000 and over at December 31, 2012:

(Amounts in thousands)

2013	$57,436
2014	19,568
2015	3,420
2016	4,653
2017 and thereafter	4,005
$89,082

Interest expense related to time deposits of $100,000 or more was $894,000 in 2012, $1,151,000 in 2011 and $1,199,000 in 2010.

At December 31, 2012, the largest two depositors had aggregate deposits of approximately $48,816,000 as follows:

School district	$33,420,000
School district	15,396,000
Total	$48,816,000

NOTE 9 — SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand. As of December 31, 2011, U.S. Treasury tax and loan notes were no longer an available source of borrowing. Short-term borrowings consisted of the following at December 31, 2012 and 2011:

(Amounts in thousands)	2012
			Maximum
	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$17,059	$19,458	$20,866	0.46%
Federal Home Loan Bank	38,010	10,472	38,010	0.27%
U.S. Treasury tax and loan notes	0	0	0	0%
Federal Discount Window	0	0	0	0%
Total	$55,069	$29,930	$58,876	0.39%

(Amounts in thousands)	2011
			Maximum
	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$18,132	$21,593	$25,411	0.73%
Federal Home Loan Bank	12,750	1,138	12,855	0.64%
U.S. Treasury tax and loan notes	0	550	1,102	0%
Federal Discount Window	0	7	0	0.75%
Total	$30,882	$23,288	$39,368	0.70%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

NOTE 10 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB and a capital lease assumed as a result of the acquisition of Pocono Community Bank in the amount of $811,000. Long term capital lease scheduled maturities as of December 31, 2012 are: $91,000 in 2013, $99,000 in 2014, $108,000 in 2015, $117,000 in 2016 and $105,000 in 2017 for a total balance of $520,000 as of December 31, 2012.

Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The principal assets are real estate mortgages with a carrying value of $323,650,000 and certain investment securities.

A schedule of long-term borrowings by maturity as of December 31, 2012 and 2011 follows:

(Amounts in thousands)
	2012	2011
Due 2012, 1.44% to 4.93%	$0	$16,000
Due 2013, 2.48% to 4.60%	7,000	17,000
Due 2014, 1.49% to 5.41%	5,000	8,750
Due 2015, 3.29%	7,000	7,000
Due 2016, 2.69%	5,000	5,000
Due 2018, 3.91% to 4.86%	8,000	8,000
Due 2019, 1.79%	5,000	0
Due 2020, 1.95%	5,000	0
Due 2028, 5.14%	2,000	2,000
	$44,000	$63,750

NOTE 11 — INCOME TAXES

The current and deferred components of the income tax provision (benefit) consisted of the following:

(Amounts in thousands)
	2012	2011	2010
Federal
Current	$2,385	$2,334	$2,145
Deferred (benefit) provision	(195)	229	240
	2,190	2,563	2,385
State
Current (benefit)	0	0	(27)
Deferred (benefit) provision	(3)	(11)	4
	(3)	(11)	(23)
Total provision for income taxes	$2,187	$2,552	$2362

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

The following is a reconciliation between the actual provision for federal income taxes and the amount of federal income taxes which would have been provided at the statutory rate of 34%:

(Amounts in thousands)	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rate	$4,201	34.0%	$4,236	34.0%	$3,850	34.0%
Tax-exempt income	(1,821)	(14.7)	(1,551)	(12.4)	(1,294)	(11.4)
Non-deductible expenses	79	0.6	95	0.8	104	0.9
Tax credit from limited partnership
Less amortization - net	(231)	(1.9)	(120)	(1.0)	(128)	(1.1)
Bank owned life insurance income - net	(246)	(2.0)	(257)	(2.1)	(260)	(2.3)
Other - net	208	1.7	160	1.3	113	1.0
Applicable federal income tax and rate	$2,190	17.7%	$2,563	20.6%	$2,385	21.1%

The components of the net deferred tax liability at December 31, 2012 and 2011 are as follows:

(Amounts in thousands)
	2012	2011
Deferred Tax Assets:
Allowance for loan losses	$1,962	$2,018
Deferred compensation	493	474
Contributions	39	13
Non-accrual interest	15	15
Leases	98	105
Limited partnership investments	216	117
Alternative minimum tax credits	259	279
Tax credits from limited partnerships	197	263
Impairment loss on investment securities	50	50
Capital and net operating loss carry forwards	89	57
Total	$3,418	$3,391
Deferred Tax Liabilities:
Unrealized investment securities gains – net	$6,498	$4,013
Loan fees and costs	115	158
Premises and equipment (depreciation)	967	794
Accretion	119	411
Mortgage servicing rights	52	20
Intangibles	274	315
Total	8,025	5,711
Net Deferred Tax Liability	$(4,607)	$(2,320)

Deferred Income Tax Asset	$5	$30
Deferred Income Tax Liability	(4,612)	(2,350)
Net Deferred Tax Liability	$(4,607)	$(2,320)

No valuation allowance for deferred tax assets was recorded at December 31, 2012 and 2011 as management believes it is more likely than not that all deferred tax assets are to be realized based on an evaluation of the amount of taxes paid in available carry back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2009.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

NOTE 12 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the years ended December 31, 2012, 2011 and 2010, cash payments for interest expense and income taxes were as follows:

(Amounts in thousands)
	2012	2011	2010
Interest paid on deposits and other borrowings	$6,771	$9,630	$13,050

Income taxes paid	$2,626	$2,069	$1,923

The Corporation transferred loans to foreclosed assets held for resale, net of charge-offs and adjustments, in amounts of $812,000, $133,000 and $1,179,000 in 2012, 2011 and 2010, respectively.

NOTE 13 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Under the savings feature, the Corporation matches 100% of the employee contribution up to 3% of compensation which amounted to $190,000, $173,000 and $166,000 in 2012, 2011 and 2010, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $488,000, $461,000 and $419,000 in 2012, 2011 and 2010, respectively.

The Bank also has non-qualified deferred compensation agreements with three of its officers and four retired officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank’s accrued liability for these deferred compensation agreements as of December 31, 2012 and 2011, was $1,396,000 and $1,342,000, respectively. The related expense for these agreements amounted to $150,000, $147,000 and $118,000 in 2012, 2011 and 2010, respectively.

The Bank entered into an agreement to provide post-retirement benefits to a retired employee in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Bank’s accrued liabilities for this benefit agreement as of December 31, 2012 and 2011 was $55,000 and $53,000, respectively. The related expense for this benefit agreement amounted to $2,000, $2,000 and $3,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Corporation’s banking subsidiary currently leases three branch banking facilities, one parcel of land and one operation center under operating leases. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $301,000, $287,000 and $283,000, respectively. Minimum rental payments required under these operating leases are: 2013 - $142,000, 2014 - $104,000, 2015 - $82,000, 2016 - $53,000, 2017 - $59,000 and thereafter $2,766,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017. This lease has an operating lease commitment and a capital lease component. Minimum future rental payments as of December 31, 2012 under this non-cancelable operating lease component for land are due as follows and are not included in the amounts of operating lease payments above, 2013 - $48,000, 2014 - $48,000, 2015 - $48,000, 2016 - $48,000 and 2017 - $40,000.

Minimum future lease payments under the capital lease component for the bank building as of December 31, 2012 for each of the next five years and in the aggregate are:

Year Ending December 31
2013	$132,000
2014	132,000
2015	132,000
2016	132,000
2017	108,000

Total minimum lease payments	636,000
Less amounts representing interest	116,000
Present value of net minimum lease payments	$520,000

In February 2012, the Bank acquired three parcels of vacant land in the amount of $504,000 in Kingston, Pennsylvania. This location opened on August 20, 2012 with a new branch building at a cost of $1.3 million.

In 2011, the Bank began work to expand its main headquarters in Berwick, Pennsylvania. As of December 31, 2012, the Bank has committed to spend $5.9 million on this facility, of which $5.2 million has been spent.

On July 26, 2012, the Bank acquired property consisting of a parcel of land and a building in the amount of $400,000 in Shickshinny, Pennsylvania. This branch is expected to open in late 2013.

On November 30, 2012, the Bank acquired property consisting of a parcel of land and a building in the amount of $311,000 in Dallas, Pennsylvania. The branch is expected to open in the first quarter of 2013.

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

NOTE 15 — RELATED PARTY TRANSACTIONS

Certain directors and executive officers of First Keystone Corporation and its subsidiary and companies in which they are principal owners (i.e., at least 10% ownership) were indebted to the Corporation at December 31, 2012, 2011 and 2010. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

A summary of the activity on the related party loans, comprised of directors and executive officers and their related companies consists of the following:

(Amounts in thousands)
	2012	2011	2010
Balance at January 1	$4,474	$4,887	$4,451
Additions	1,875	1,973	1,610
Deductions	(2,729)	(2,386)	(1,174)
Balance at December 31	$3,620	$4,474	$4,887

The above loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2012, 2011 and 2010, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $2,908,000, $3,834,000 and $3,318,000, respectively, on the above loans.

Deposits from certain officers and directors and/or their related companies held by the Bank amounted to $5,825,000, $5,179,000 and $3,787,000 at December 31, 2012 2011 and 2010, respectively.

NOTE 16 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2012, $11,702,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2012 and 2011, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk Weighted Assets (as defined), and of Tier I Capital (as defined) to Average Assets (as defined).

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage Ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital
(to Risk Weighted Assets)	$79,668	14.78%	$43,118	8.00%	$53,898	10.00%
Tier I Capital
(to Risk Weighted Assets)	$73,896	13.71%	$21,559	4.00%	$32,339	6.00%
Tier I Capital
(to Average Assets)	$73,896	9.25%	$31,942	4.00%	$39,928	5.00%

(Amounts in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital
(to Risk Weighted Assets)	$75,143	13.64%	$44,060	8.00%	$55,075	10.00%
Tier I Capital
(to Risk Weighted Assets)	$69,204	12.57%	$22,030	4.00%	$33,045	6.00%
Tier I Capital
(to Average Assets)	$69,204	8.59%	$32,225	4.00%	$40,281	5.00%

The Corporation’s capital ratios are not materially different from those of the Bank.

NOTE 17—	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

The contract or notional amounts at December 31, 2012 and 2011 were as follows:

(Amounts in thousands)
	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$63,653	$62,459
Financial standby letters of credit	$720	$789
Performance standby letters of credit	$3,714	$4,370

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4 — Loans. It is management’s opinion that the loan portfolio was well balanced and diversified at December 31, 2012, to the extent necessary to avoid any significant concentration of credit risk. However, its debtor’s ability to honor their contracts may be influenced by the region’s economy.

NOTE 18 — STOCKHOLDERS’ EQUITY

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

Participation in this plan by shareholders began in 2001. Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were as follows:

Year	Number of Shares
2001	3,260
2002	7,747
2003	8,000
2004	13,932
2005	21,491
2006	22,964
2007	25,900
2008	34,389
2009	39,772
2010	41,227
2011	42,277
2012	39,245

NOTE 19 — STOCK COMPENSATION PLAN

On February 10, 1998, the Board of Directors adopted the 1998 Employee Stock Option Plan and initially reserved 100,000 shares of common stock for issuance under the plan for certain employees of the Bank. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 11,904 exercisable options issued and outstanding. Under the Plan, options are granted at fair market value and the time period during which any option granted may be exercised may not commence before six months or continue beyond the expiration of ten years after the option is awarded. Upon exercise of the stock options, shares of the Corporation’s stock are issued from Treasury Stock. The Plan expired in 2008, and therefore, no stock options are available for issuance.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

Information about stock options outstanding at December 31, 2012, 2011 and 2010, is summarized as follows:

	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance at January 1	20,037	$18.18	26,653	$18.46	31,723	$17.17
Granted	0	0	0	0	0	0
Granted due to stock dividend	0	0	0	0	0	0
Exercised	(5,334)	15.97	(1,023)	16.30	(4,101)	10.42
Forfeited/Expired	(2,799)	15.08	(5,593)	19.88	(969)	10.28
Balance at December 31	11,904	$19.90	20,037	$18.18	26,653	$18.46

Exercisable at December 31	11,904	$19.90	20,037	$18.18	26,653	$18.46

Weighted average fair value of options granted during the year		$0.00		$0.00		$0.00

Under the terms of the stock option incentive plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2006.

Exercise prices of options outstanding as of December 31, 2012, ranged from $16.75 to $21.11 per share. The weighted average remaining contracted life is approximately 2.15 years.

The 11,904 options outstanding as December 31, 2012 have an intrinsic value, which is the amount that the value of the underlying stock exceeds the exercise price of the options, of $52,400. The total intrinsic value of the options exercised during the years ended December 31, 2012, 2011 and 2010 was $41,000, $1,600 and $24,000, respectively. Cash received from stock options exercised for the years ended December 31, 2012, 2011 and 2010 was $85,200, $16,700 and $43,000, respectively.

The following table summarizes information concerning the 1998 Employee Stock Option Plan at December 31, 2012.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Year	Outstanding*	Contractual Life	Price	Exercisable	Price

2003	7,081	.75	$21.11	7,081	$21.11
2005	1,573	2.75	20.95	1,573	20.95
2007	3,250	5.00	16.75	3,250	16.75

	11,904		$19.90	11,904	$19.90

*As adjusted for stock dividend noted above.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

NOTE 20 — FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Financial Assets Measured at Fair Value on a Recurring Basis

At December 31, 2012 and 2011, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Amounts in thousands)
December 31, 2012	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$43,843	$0	$43,843
Other	0	29,032	0	29,032
Obligations of state and political subdivisions	0	176,953	0	176,953
Corporate securities	0	44,507	0	44,507
Marketable equity securities	1,977	0	0	1,977
Restricted equity securities	0	4,883	0	4,883
Total	$1,977	$299,218	$0	$301,195

(Amounts in thousands)
December 31, 2011	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$67,781	$0	$67,781
Other	0	13,275	0	13,275
Obligations of state and political subdivisions	0	186,785	0	186,785
Corporate securities	0	59,242	0	59,242
Marketable equity securities	1,741	0	0	1,741
Restricted equity securities	0	5,189	0	5,189
Total	$1,741	$332,272	$0	$334,013

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2012 and 2011, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Amounts in thousands)
	Level 1	Level 2	Level 3	Total
Assets at December 31, 2012
Impaired loans:
Commercial, Financial and Agricultural	$0	$0	$248	$248
Commercial real estate mortgages	0	0	1,312	1,312
Residential real estate mortgages	0	0	803	803
Total impaired loans	$0	$0	$2,363	$2,363

(Amounts in thousands)
	Level 1	Level 2	Level 3	Total
Assets at December 31, 2011
Impaired loans:
Commercial, Financial and Agricultural	$0	$0	$122	$122
Commercial real estate mortgages	0	0	3,211	3,211
Residential real estate mortgages	0	0	855	855
Total impaired loans	$0	$0	$4,188	$4,188

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2012 and 2011, foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Amounts in thousands)
	Level 1	Level 2	Level 3	Total
Assets at December 31, 2012
Other foreclosed assets held for resale:
Residential real estate mortgages	$0	$0	$373	$373
Commercial real estate mortgages	0	0	95	95
Total foreclosed assets held for resale	$0	$0	$468	$468

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands)
	Level 1	Level 2	Level 3	Total
Assets at December 31, 2011
Other foreclosed assets held for resale:
Commercial real estate mortgages	$0	$0	$780	$780
Total foreclosed assets held for resale	$0	$0	$780	$780

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

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value
Assets at December 31, 2012	Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$2,363	Appraisal of collateral[1,3]	Appraisal adjustments[2]	10% - 35%
Foreclosed assets held for sale	468	Appraisal of collateral[1,3]	Appraisal adjustments[2]	10% - 35%

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Amounts in thousands)
	Carrying	Fair Value Measurements at December 31, 2012
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$10,038	$10,038	$0	$0	$10,038
Short-term investments	10,882	10,882	0	0	10,882
Investment securities – available-for-sale	301,195	1,977	299,218	0	301,195
Investment securities – held-to-maturity	2,561	0	2,599	0	2,599
Net loans	427,124	0	0	423,873	423,873
Mortgage servicing rights	478	0	0	478	478
Accrued interest receivable	4,060	4,060	0	0	4,060
Cash surrender value of bank owned life insurance	19,869	19,869	0	0	19,869

FINANCIAL LIABILITIES:
Deposits	608,834	361,071	0	250,618	611,689
Short-term borrowings	55,069	55,069	0	0	55,069
Long-term borrowings	44,520	0	0	47,696	47,696
Accrued interest payable	528	528	0	0	528

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit					63,653
Financial standby letters of credit					720
Performance standby letters of credit					3,714

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands)
	Carrying	Fair Value Measurements at December 31, 2011
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,403	$8,403	$0	$0	$8,403
Short-term investments	1,776	1,776	0	0	1,776
Investment securities – available-for-sale	334,013	1,741	332,272	0	334,013
Investment securities – held-to-maturity	2,605	0	2,666	0	2,666
Net loans	410,066	0	0	410,033	410,033
Mortgage servicing rights	421	0	0	421	421
Accrued interest receivable	4,375	4,375	0	0	4,375
Cash surrender value of bank owned life insurance	19,145	19,145	0	0	19,145

FINANCIAL LIABILITIES:
Deposits	624,349	368,831	0	255,962	624,793
Short-term borrowings	30,882	30,882	0	0	30,882
Long-term borrowings	64,339	0	0	69,055	69,055
Accrued interest payable	785	785	0	0	785

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit					62,459
Financial standby letters of credit					789
Performance standby letters of credit					4,370

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

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

Deposits

Under FASB ASC 825-10-50, the fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at December 31, 2012 and 2011.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

NOTE 21 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS
(Amounts in thousands)	December 31
	2012	2011
ASSETS
Cash in subsidiary bank	$4,751	$3,638
Investment in subsidiary bank	106,008	96,998
Investment in marketable equity securities	1,977	1,741
Prepaid expenses and other assets	526	234
TOTAL ASSETS	$113,262	$102,611

LIABILITIES
Advances from subsidiary bank	$9,891	$9,519
Accruals and other liabilities	41	0
TOTAL LIABILITIES	$9,932	$9,519

STOCKHOLDERS’ EQUITY
Common stock	$11,435	$11,375
Surplus	30,725	30,157
Retained earnings	54,532	49,872
Accumulated other comprehensive income	12,528	7,757
Treasury stock, at cost	(5,890)	(6,069)
TOTAL STOCKHOLDERS’ EQUITY	$103,330	$93,092

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,262	$102,611

STATEMENTS OF INCOME
(Amounts in thousands)	Year Ended December 31
	2012	2011	2010
INCOME
Dividends from subsidiary bank	$5,867	$5,867	$5,867
Dividends - other	63	58	51
Investment securities (losses)	(97)	(74)	(81)
Interest	4	9	14
Miscellaneous income	0	6	0
TOTAL INCOME	$5,837	$5,866	$5,851

OPERATING EXPENSES	151	128	131
Income Before Taxes and Equity in
Undistributed Net Income of Subsidiary	$5,686	$5,738	$5,720
Income tax benefit	80	34	78
Income Before Equity in Undistributed Net
Income of Subsidiary	$5,766	$5,772	$5,798
Equity in Undistributed Net Income of Subsidiary	4,404	4,135	3,163

NET INCOME	$10,170	$9,907	$8,961

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010

STATEMENTS OF CASH FLOWS
(Amounts in thousands)	Year Ended December 31
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$10,170	$9,907	$8,961
Adjustments to reconcile net income to net cash
provided by operating activities:
Losses on sales of investment securities	97	74	81
Deferred income tax (benefit) expense	(31)	0	31
Equity in (excess of) undistributed net income of subsidiary	(4,404)	(4,135)	(3,163)
(Increase) decrease in prepaid expenses and other assets	(303)	277	(36)
Increase (decrease) in advances from subsidiary bank - net operating	372	(176)	(97)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,901	$5,947	$5,777

INVESTING ACTIVITIES
Purchases of marketable equity securities	$(445)	$0	$(19)
Proceeds from sales of marketable equity securities	389	77	240
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(56)	$77	$221

FINANCING ACTIVITIES
Proceeds from issuance of common stock	$269	$0	$0
Proceeds from issuance of treasury stock	85	16	43
Cash dividends paid	(5,086)	(5,281)	(5,061)
NET CASH (USED IN) FINANCING ACTIVITIES	$(4,732)	$(5,265)	$(5,018)

INCREASE IN CASH AND CASH EQUIVALENTS	$1,113	$759	$980
CASH AND CASH EQUIVALENTS, BEGINNING	3,638	2,879	1,899
CASH AND CASH EQUIVALENTS, ENDING	$4,751	$3,638	$2,879

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

We have audited First Keystone Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Keystone Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, First Keystone Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2012 and 2011 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania

March 18, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2012.

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

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. This report can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required on Form 8-K during this quarter that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Information As To Directors and Nominees,” “Principal Officers of the Bank and the Corporation,” “Committees of the Board of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 28, 2013.

CODE OF ETHICS

The Corporation has adopted a Directors and Senior Management Code of Ethics, which applies to all members of the Board of Directors and to senior officers of the Corporation. It can be found on the Investor Relations section of our website at www.firstkeystonecorporation.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation”, “Compensation Discussion and Analysis (CD&A)”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 28, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Share Ownership” is incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 28, 2013.

Equity Compensation Plan Information

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	11,904	$19.90	0

Equity compensation plans not approved by shareholders	0	0	0

Total	11,904	$19.90	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Related Person Transactions” and “Governance of the Company” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 28, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Report of the Audit Committee” and “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 28, 2013.

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

3. Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 11, 2007).

21	List of Subsidiaries of the Issuer, filed with this annual report on Form 10-K.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

FIRST KEYSTONE CORPORATION

/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 18, 2013
John E. Arndt, Secretary/Director	Date

/s/ J. Gerald Bazewicz	March 18, 2013
J. Gerald Bazewicz, Vice Chairman/Director	Date

/s/ Don E. Bower	March 18, 2013
Don E. Bower, Director	Date

/s/ Robert A. Bull	March 18, 2013
Robert A. Bull, Director	Date

/s/ Robert E. Bull	March 18, 2013
Robert E. Bull, Chairman/Director	Date

/s/ Joseph B. Conahan, Jr.	March 18, 2013
Joseph B. Conahan, Jr., Director	Date

/s/ Jerome F. Fabian	March 18, 2013
Jerome F. Fabian, Director	Date

/s/ John G. Gerlach	March 18, 2013
John G. Gerlach, Director	Date

/s/ Matthew P. Prosseda	March 18, 2013
Matthew P. Prosseda, President/Chief	Date
Executive Officer/Director

/s/ Diane C.A. Rosler	March 18, 2013
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 18, 2013
David R. Saracino, Director	Date

/s/ Toney C. Horst	March 18, 2013
Toney C. Horst, Controller	Date
(Principal Accounting Officer)

