Form 10-Q
period 2013-03-31
FIRST KEYSTONE CORP
filed 2013-05-09
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Common Stock, $2 Par Value, 5,489,990 shares as of May 3, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$6,862	$10,038
Interest-bearing deposits in other banks	9,530	10,882
Total cash and cash equivalents	16,392	20,920
Investment securities available-for-sale	299,854	296,312
Investment securities held-to-maturity (estimated fair value 2013- $2,594; 2012 - $2,599)	2,556	2,561
Restricted securities at cost - available-for-sale	4,170	4,883
Loans, net of unearned income	428,410	432,896
Allowance for loan losses	(5,902)	(5,772)
Net loans	422,508	427,124
Premises and equipment, net	20,216	19,363
Accrued interest receivable	4,108	4,060
Cash surrender value of bank owned life insurance	20,042	19,869
Investments in real estate ventures	1,432	1,480
Goodwill	19,133	19,133
Core deposit intangible, net	600	668
Prepaid FDIC insurance	907	1,002
Foreclosed assets held for resale	95	468
Deferred income taxes	0	5
Other assets	2,672	2,118
TOTAL ASSETS	$814,685	$819,966

LIABILITIES
Deposits:
Non-interest bearing	$84,807	$76,418
Interest bearing	546,777	532,416
Total deposits	631,584	608,834
Short-term borrowings	14,265	55,069
Long-term borrowings	49,498	44,520
Accrued interest and other expenses	2,701	2,902
Deferred income taxes	4,111	4,612
Other liabilities	8,641	699
TOTAL LIABILITIES	$710,800	$716,636

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2013 and 2012; issued 0 in 2013 and 2012	$0	$0
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2013 and 2012; issued 5,727,173 in 2013 and 5,717,400 in 2012	11,454	11,435
Surplus	30,956	30,725
Retained earnings	55,633	54,532
Accumulated other comprehensive income	11,732	12,528
Treasury stock, at cost, 237,183 shares in 2013 and 2012	(5,890)	(5,890)

TOTAL STOCKHOLDERS’ EQUITY	103,885	103,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$814,685	$819,966

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

(Amounts in thousands, except per share data)

	2013	2012
INTEREST INCOME
Interest and fees on loans	$5,176	$5,671
Interest and dividend income on investment securities	2,668	3,256
Total interest income	$7,844	$8,927

INTEREST EXPENSE
Interest on deposits	$896	$1,305
Interest on short-term borrowings	24	29
Interest on long-term borrowings	326	573
Total interest expense	$1,246	$1,907

Net interest income	$6,598	$7,020
Provision for loan losses	400	400
Net interest income after provision for loan losses	$6,198	$6,620

NON-INTEREST INCOME
Trust department	$212	$190
Service charges and fees	282	286
Bank owned life insurance income	173	183
ATM fees and debit card income	232	243
Gains on sales of mortgage loans	210	160
Investment securities gains (losses) - net	268	30
Other	145	112
Total non-interest income	$1,522	$1,204

NON-INTEREST EXPENSE
Salaries and employee benefits	$2,720	$2,622
Occupancy, net	353	345
Furniture and equipment	129	111
Computer expense	240	252
Professional services	116	160
State shares tax	202	180
FDIC insurance	107	126
ATM and debit card fees	131	110
Other	729	679
Total non-interest expense	$4,727	$4,585

Income before income tax expense	$2,993	$3,239
Income tax expense	467	583
NET INCOME	$2,526	$2,656

PER SHARE DATA
Net income per share:
Basic	$.47	$.49
Diluted	.47	.49
Cash dividends per share	.26	.25

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except shares)

						Accumulated
				Compre-		Other
	Common Stock			hensive	Retained	Comprehensive	Treasury
	Shares	Amount	Surplus	Income	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2012	5,717,400	$11,435	$30,725		$54,532	$12,528	$(5,890)	$103,330
Comprehensive Income:
Net Income				$2,526	2,526			2,526
Change in net unrealized gains (losses) on investment securities available-for- sale, net of reclassification adjustment and tax effects				(796)		(796)		(796)
Total comprehensive income				$1,730
Issuance of common stock under dividend reinvestment and stock purchase plans	9,773	19	231		(218)			32
Cash dividends - $.26 per share					(1,207)			(1,207)
Balance at March 31, 2013	5,727,173	$11,454	$30,956		$55,633	$11,732	$(5,890)	$103,885

Balance at December 31, 2011	5,687,767	$11,375	$30,157		$49,872	$7,757	$(6,069)	$93,092
Comprehensive Income:
Net Income				$2,656	2,656			2,656
Change in net unrealized gains (losses) on investment securities available-for- sale, net of reclassification adjustment and tax effects				1,219		1,219		1,219
Total comprehensive income				$3,875
Issuance of 787 shares treasury stock upon exercise of employee stock options			(15)				27	12
Cash dividends - $.25 per share					(1,361)			(1,361)
Balance at March 31, 2012	5,687,767	$11,375	$30,142		$51,167	$8,976	$(6,042)	$95,618

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)	Three Months Ended
	March 31,
	2013	2012
Net Income	$2,526	$2,656
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period	(919)	1,893
Less reclassification adjustment for net gains realized in income	268	30
Change in unrealized gains (losses) before tax effects	(1,187)	1,863
Tax effects	391	(644)
Net change in unrealized gains (losses)	(796)	1,219
Comprehensive Income	$1,730	$3,875

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

(Amounts in thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$2,526	$2,656
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	400
Depreciation and amortization	267	275
Premium amortization on investment securities	477	323
Discount accretion on investment securities	(116)	(231)
Core deposit discount amortization net of accretion	68	71
Deferred (benefit) income tax provision	(105)	(116)
(Gains) losses on sales of mortgage loans originated for resale	(210)	(159)
Proceeds from sales of mortgage loans originated for resale	10,103	5,092
Originations of mortgage loans originated for resale	(9,290)	(6,726)
(Gains) losses on sales of investment securities	(268)	(30)
(Gains) losses on sales of foreclosed assets held for resale	(70)	(12)
(Increase) decrease in accrued interest receivable	(42)	(92)
(Increase) decrease in cash surrender value of bank owned life insurance	(173)	(184)
(Increase) decrease in other assets – net	(522)	(272)
Decrease (increase) in prepaid FDIC insurance	95	113
(Decrease) increase in accrued interest and other expenses	(201)	318
(Decrease) increase in other liabilities - net	(392)	(343)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,547	$1,083

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	$4,205	$8,711
Proceeds from maturities and redemptions of investment securities available-for-sale	12,409	8,559
Purchases of investment securities available-for-sale	(13,399)	(14,109)
Proceeds from maturities and redemptions of investment securities held-to-maturity	4	5
Proceeds from the redemption of restricted securities	713	258
Net decrease (increase) in loans	3,634	(2,791)
Purchases of premises and equipment	(801)	(1,829)
Proceeds from sales of foreclosed assets held for resale	443	61
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$7,208	$(1,135)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	$22,750	$14,456
Net (decrease) increase in short-term borrowings	(40,804)	(12,296)
Proceeds from long-term borrowings	5,000	0
Repayment of long-term borrowings	(22)	(16)
Proceeds from issuance of treasury stock	0	12
Cash dividends paid	(1,207)	(1,361)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(14,283)	$795

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(4,528)	$743
CASH AND CASH EQUIVALENTS, BEGINNING	20,920	10,179
CASH AND CASH EQUIVALENTS, ENDING	$16,392	$10,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for:
Cash paid during period for interest	$1,305	$1,997
Cash paid for income taxes	0	0

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Nature of Operations

The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly-owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, governments, and public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 17 full service offices and 19 Automated Teller Machines (“ATM”) located in Columbia, Luzerne, Montour and Monroe counties. The Corporation and its subsidiary must also adhere to certain federal and state banking laws and regulations and are subject to periodic examinations made by various state and federal agencies.

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

Use of Estimates

The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could significantly differ from those estimates.

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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Central Bankers Bank (“ACBB”). These securities do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At March 31, 2013, the Corporation held $4,135,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2012, the Corporation held $4,848,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at March 31, 2013 and December 31, 2012.

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

Charge-Offs — Commercial real estate loans are charged off in whole or in part when they become sufficiently delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or part of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Bank estimates the impairment based on its analysis of the cash flows and collateral estimated at fair value less cost to sell.

Consumer loans are charged off when they become non-performing assets, or when the value of the underlying collateral is not sufficient to support the loan balance and a loss is expected. At that time, the amount of estimated collateral deficiency, if any, is charged off for loans secured by collateral, and all other loans are charged off in full. Loans in which the borrower is in bankruptcy are considered on a case by case basis and are either charged off or reaffirmed. Loans with collateral are charged down to the estimated fair value of the collateral less cost to sell.

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

Troubled Debt Restructurings (“TDRs”) — The restructuring of a loan is considered a “troubled debt restructuring” if both the following conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the Bank has granted a concession. The most common concessions granted include one or more modifications to the terms of the debt, such as (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, and (d) a reduction in the contractual payment amount for either a short period or remaining term of the loan. A less common concession is the forgiveness of a portion of the principal.

The determination of whether a borrower is experiencing financial difficulties takes into account not only the current financial condition of the borrower, but also the potential financial condition of the borrower were a concession not granted. Similarly, the determination of whether a concession has been granted is very subjective in nature. For example, simply extending the term of a loan at its original interest rate or even at a higher interest rate could be interpreted as a concession unless the borrower could readily obtain similar credit terms from a different lender.

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

In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. This allowance is estimated by management and if deemed necessary, the allowance would be classified in other liabilities on the consolidated balance sheets. As of March 31, 2013 and December 31, 2012, an allowance for possible credit losses on off-balance sheet credit exposures was not recorded.

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

The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding two years. In calculating the historical component of our allowance, we aggregate loans into one of four portfolio segments: Commercial and Industrial, Commercial real estate, Residential real estate and Consumer. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the concentration of special mention, substandard and doubtful loans as a percentage of total loans, levels of loan concentration within the portfolio segment or division of a portfolio segment, broad economic conditions, delinquency trends, volume trends and terms, and policy and management changes.

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

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. The real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets on the consolidated balance sheets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in non-interest income and expense on the consolidated statements of income. The total of foreclosed real estate properties amounted to $95,000 at March 31, 2013 and $468,000 at December 31, 2012.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (“BOLI”) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

Investments in Real Estate Ventures

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $284,000 in 2013 and $294,000 in 2012, and the amortization of the investments in the limited partnerships were $49,000 for the first quarter of 2013 and $53,000 for the first quarter of 2012.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2008. At March 31, 2013 and December 31, 2012, the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as non-interest expense. At March 31, 2013 and December 31, 2012, the Corporation does not have any amounts accrued for interest and/or penalties.

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has evaluated the goodwill included in its consolidated balance sheet at December 31, 2012, and has determined there was no impairment as of that date or as of March 31, 2013. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired. The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party. Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party. The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing. The Corporation has evaluated the core deposit intangible included in its consolidated balance sheet at December 31, 2012 and has determined there was no impairment as of that date or as of March 31, 2013. No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock Based Compensation

The Corporation adopted a stock option incentive plan in 1998. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes Option Pricing Model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. The Plan expired in 2008, and therefore, no stock options are available for issuance. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 11,904 exercisable options issued and outstanding as of March 31, 2103.

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

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government- Assisted Acquisition of a Financial Institution. The ASU clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution. The guidance was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, with early adoption permitted. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the three months ended March 31, 2013 and 2012, was $81,000 and $80,000, respectively.

Reclassifications

The Corporation reclassified certain immaterial amounts in the consolidated statements of income. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2 — INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at March 31, 2013 and December 31, 2012:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$49,260	$1,845	$(82)	$51,023
Other	26,273	142	(172)	26,243
Obligations of state and political subdivisions	166,188	14,965	(112)	181,041
Corporate securities	38,761	672	(53)	39,380
Marketable equity securities	1,533	635	(1)	2,167
Restricted equity securities	4,170	0	0	4,170
Total	$286,185	$18,259	$(420)	$304,024

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$85	$4	$0	$89
Other	2,004	20	0	2,024
Obligations of state and political subdivisions	467	14	0	481
Total	$2,556	$38	$0	$2,594

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$41,946	$2,090	$(193)	$43,843
Other	29,076	159	(203)	29,032
Obligations of state and political subdivisions	160,829	16,163	(39)	176,953
Corporate securities	43,902	673	(68)	44,507
Marketable equity securities	1,533	454	(10)	1,977
Restricted equity securities	4,883	0	0	4,883
Total	$282,169	$19,539	$(513)	$301,195

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$88	$4	$0	$92
Other	2,006	24	0	2,030
Obligations of state and political subdivisions	467	10	0	477
Total	$2,561	$38	$0	$2,599

Securities Available-for-Sale with an aggregate fair value of $158,678,000 at March 31, 2013 and $165,810,000 at December 31, 2012; and securities Held-to-Maturity with an aggregate book value of $1,084,000 at March 31, 2013 and $1,094,000 at December 31, 2012, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $94,299,000 at March 31, 2013 and $94,101,000 at December 31, 2012.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at March 31, 2013 and December 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)

	March 31, 2013
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$0	$200	$0	$0	$17,124
Estimated fair value	0	201	0	0	17,200
Weighted average yield	0	6.83%	0	0	2.00%
1 - 5 Years:
Amortized cost	10,108	7,506	0	0	20,145
Estimated fair value	10,204	8,077	0	0	20,633
Weighted average yield	1.16%	5.03%	0	0	2.50%
5 - 10 Years:
Amortized cost	3,257	12,092	0	0	1,492
Estimated fair value	3,499	13,266	0	0	1,547
Weighted average yield	4.68%	5.20%	0	0	5.76%
After 10 Years:
Amortized cost	62,168	146,390	1,533	4,170	0
Estimated fair value	63,563	159,497	2,167	4,170	0
Weighted average yield	2.73%	6.13%	3.31%	0.09%	0
Total:
Amortized cost	$75,533	$166,188	$1,533	$4,170	$38,761
Estimated fair value	77,266	181,041	2,167	4,170	39,380
Weighted average yield	2.60%	6.01%	3.31%	0.09%	2.40%

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

(Amounts in thousands)

	March 31, 2013
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Held-To-Maturity:
Within 1 Year:
Amortized cost	$1,004	$0	$0	$0	$0
Estimated fair value	1,011	0	0	0	0
Weighted average yield	1.78%	0	0	0	0
1 - 5 Years:
Amortized cost	1,085	0	0	0	0
Estimated fair value	1,101	0	0	0	0
Weighted average yield	0.92%	0	0	0	0
5 - 10 Years:
Amortized cost	0	0	0	0	0
Estimated fair value	0	0	0	0	0
Weighted average yield	0	0	0	0	0
After 10 Years:
Amortized cost	0	467	0	0	0
Estimated fair value	0	482	0	0	0
Weighted average yield	0	8.69%	0	0	0
Total:
Amortized cost	$2,089	$467	$0	$0	$0
Estimated fair value	2,112	482	0	0	0
Weighted average yield	1.33%	8.69%	0	0	0

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at March 31, 2013. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from sale of investments in Available-for-Sale debt and equity securities during the first quarter of 2013 and 2012 were $4,205,000 and $8,711,000, respectively. Gross gains realized on these sales were $290,000 and $35,000, respectively. Gross losses on these sales were $22,000 and $5,000, respectively. There were no impairment losses in 2013 and 2012.

There were no proceeds from sale of investments in Held-to-Maturity debt and equity securities during the first quarter of 2013 and 2012. There were no gains or losses realized during these periods.

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

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be other-than-temporary impaired at March 31, 2013 and December 31, 2012.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of March 31, 2013 and December 31, 2012:

March 31, 2013

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$6,698	$172	$0	$0	$6,698	$172
Mortgage-backed securities	12,841	81	0	0	12,841	81
Municipal bonds	7,764	81	335	32	8,099	113
Corporate securities	3,928	45	492	8	4,420	53
Marketable equity securities	22	1	0	0	22	1
	$31,253	$380	$827	$40	$32,080	$420

December 31, 2012

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$12,519	$203	$0	$0	$12,519	$203
Mortgage-backed securities	10,174	193	0	0	10,174	193
Municipal bonds	1,651	14	338	25	1,989	39
Corporate securities	1,924	48	1,480	20	3,404	68
Marketable equity securities	312	10	0	0	312	10
	$26,580	$468	$1,818	$45	$28,398	$513

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”) or FNMA (“Federal National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 22 securities in an unrealized loss position as of March 31, 2013 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Securities with an unrealized loss that are determined to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss included in investment securities gains (losses) expense-net on the consolidated statements of income.

NOTE 3 — LOANS

Major classifications of loans at March 31, 2013 and December 31, 2012 consisted of:

(Amounts in thousands)

	March 31,	December 31,
	2013	2012
Commercial and Industrial	$28,053	$28,714
Tax-exempt – real estate and other	34,439	29,192
Commercial real estate	215,095	221,338
Residential real estate	141,342	143,002
Real estate mortgages - Held-for-sale	3,223	4,009
Consumer	6,026	6,473
Gross loans	428,178	432,728
Add (deduct): Unearned discount and	(138)	(170)
Net deferred loan fees and costs	370	338
Total loans, net of unearned income	$428,410	$432,896

Activity in the allowance for loan losses for the three months ended March 31, 2013 and the year ended December 31, 2012:

(Amounts in thousands)

	March 31,	December 31,
	2013	2012
Balance at beginning of period	$5,772	$5,929
Provision charged to operations	400	1,600
Loans charged off	(282)	(1,832)
Recoveries	12	75
Balance at end of period	$5,902	$5,772

The Bank utilizes a risk grading matrix as a tool for managing credit risk in the loan portfolio and assigns an Asset Quality Rating (risk grade) to all retail, commercial and commercial real estate borrowing relationships. An asset quality rating is assigned using the guidance provided in the Bank’s loan policy. Primary responsibility for assigning the asset quality rating rests with the lender. The asset quality rating is validated periodically by both an internal and external loan review process.

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

The credit quality indicators by loan segment are summarized below at March 31, 2013 and December 31, 2012:

	Commercial and		Commercial Real Estate
(Amounts in thousands)	Industrial		Construction
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Grade:
1-6 Pass	$57,587	$53,154	$4,540	$4,387
7 Special Mention	594	617	0	0
8 Substandard	270	299	0	0
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount and	0	0	0	0
Net deferred loan fees and costs	131	116	(3)	(2)
Loans, net of unearned income	$58,582	$54,186	$4,537	$4,385

	Commercial Real Estate		Residential Real Estate
	Other		Including Home Equity
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Grade:
1-6 Pass	$208,648	$214,545	$143,010	$145,700
7 Special Mention	2,023	2,129	136	136
8 Substandard	3,925	4,112	1,419	1,176
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount and	0	0	0	0
Net deferred loan fees and costs	(3)	(15)	164	156
Loans, net of unearned income	$214,593	$220,771	$144,729	$147,168

			Loans,
	Consumer Loans		Net of Unearned Income
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Grade:
1-6 Pass	$6,024	$6,458	$419,809	$424,244
7 Special Mention	2	2	2,755	2,884
8 Substandard	0	13	5,614	5,600
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount and	(138)	(170)	(138)	(170)
Net deferred loan fees and costs	81	83	370	338
Loans, net of unearned income	$5,969	$6,386	$428,410	$432,896

Commercial and Industrial and Commercial Real Estate Other include loans categorized as tax free loans.

The activity in the allowance for loan losses, by loan segment, is summarized below for the periods indicated.

(Amounts in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2013:
Allowance for Loan Losses:
Beginning balance	$573	$2,837	$1,524	$80	$758	$5,772
Charge-offs	0	(145)	(132)	(5)	0	(282)
Recoveries	11	0	0	1	0	12
Provision	100	111	139	(2)	52	400
Ending Balance	684	2,803	1,531	74	810	5,902
Ending balance: individually evaluated for impairment	0	111	154	0	0	265
Ending balance: collectively evaluated for impairment	$684	$2,692	$1,377	$74	$810	$5,637

Financing Receivables:
Ending Balance	$58,582	$219,130	$144,728	$5,970	$0	$428,410
Ending balance: individually evaluated for impairment	245	1,239	1,253	0	0	2,737
Ending balance: collectively evaluated for impairment	$58,337	$217,891	$143,475	$5,970	$0	$425,673

(Amounts in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
Year ended December 31, 2012:
Allowance for Loan Losses:
Beginning balance	$489	$3,507	$1,228	$137	$568	$5,929
Charge-offs	(264)	(1,077)	(404)	(87)	0	(1,832)
Recoveries	23	22	1	29	0	75
Provision	325	385	699	1	190	1,600
Ending Balance	573	2,837	1,524	80	758	5,772
Ending balance: individually evaluated for impairment	0	111	112	0	0	223
Ending balance: collectively evaluated for impairment	$573	$2,726	$1,412	$80	$758	$5,549

Financing Receivables:
Ending Balance	$54,186	$225,156	$147,168	$6,386	$0	$432,896
Ending balance: individually evaluated for impairment	248	1,312	803	0	0	2,363
Ending balance: collectively evaluated for impairment	$53,938	$223,844	$146,365	$6,386	$0	$430,533

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans modified in troubled debt restructurings may or may not be placed on non-accrual status. As of March 31, 2013, eight loans categorized as TDRs totaled $3,548,000 as compared to $0 as of March 31, 2012. The increase in TDRs was attributable to the decline in individual borrower relationships resulting in modified terms.

The following table presents the outstanding balance of TDRs at the dates indicated:

(Amounts in thousands)
	March 31,	March 31,
	2013	2012
TDRs included in nonperforming loans	$431	$0
TDRs in compliance with modified terms and performing	3,117	0
Total	$3,548	$0

The following table presents information regarding the loan modifications categorized as TDRs during the three months ended March 31, 2013 and March 31, 2012:

(Amounts in thousands)	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and Industrial	0	$0	$0	0	$0	$0
Commercial real estate	8	3,613	3,613	0	0	0
Residential real estate	0	0	0	0	0	0
Total	8	$3,613	$3,613	0	$0	$0

The following table presents information regarding the types of loan modifications made for loans categorized as TDRs during the three months ended March 31, 2013 and March 31, 2012:

	Number of Contracts During the Three Months Ended March 31, 2013
	Interest Rate	Loan Term	Payment	Total
	Modification	Modification	Modification	Modifications
Commercial and Industrial	0	0	0	0
Commercial real estate	2	0	6	8
Residential real estate	0	0	0	0
Total	2	0	6	8

	Number of Contracts During the Three Months Ended March 31, 2012
	Interest Rate	Loan Term	Payment	Total
	Modification	Modification	Modification	Modifications
Commercial and Industrial	0	0	0	0
Commercial real estate	0	0	0	0
Residential real estate	0	0	0	0
Total	0	0	0	0

For the eight loans categorized as TDRs, two were interest rate modifications with pre-modification outstanding balances of $640,000 and the remaining six were payment modifications with pre-modification outstanding balances of $2,973,000. These payment modifications entailed granting the borrowers an interest-only payment period.

Impaired loans at March 31, 2013 and December 31, 2012 were $2,737,000 and $2,363,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)
	March 31,	December 31,
	2013	2012
Gross interest due under terms to date	$338	$279
Amount included in income year-to-date	0	(34)
Interest income not recognized to date	$338	$245

The Corporation’s impaired loans are summarized below for the periods ended March 31, 2013 and December 31, 2012.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2013:
With no related allowance recorded:
Commercial and Industrial	$245	$544	$0	$546	$0
Commercial real estate	1,035	1,482	0	1,486	0
Residential real estate	744	1,040	0	1,044	0

With an allowance recorded:
Commercial and Industrial	0	0	0	0	0
Commercial real estate	204	322	111	322	0
Residential real estate	509	538	154	538	0
Total	$2,737	$3,926	$265	$3,936	$0

Total consists of:
Commercial and Industrial	$245	$544	$0	$546	$0
Commercial real estate	$1,239	$1,804	$111	$1,808	$0
Residential real estate	$1,253	$1,578	$154	$1,582	$0

Loans classified as TDRs on non-accrual status were included in the table above. At March 31, 2013, $431,000 of loans classified as TDRs were on non-accrual status with a total allocated allowance of $0.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2012:
With no related allowance recorded:
Commercial and Industrial	$248	$547	$0	$785	$4
Commercial real estate	1,108	1,495	0	1,529	7
Residential real estate	544	737	0	748	13

With an allowance recorded:
Commercial and Industrial	0	0	0	0	0
Commercial real estate	204	322	111	322	0
Residential real estate	259	259	112	261	10
Total	$2,363	$3,360	$223	$3,645	$34

Total consists of:
Commercial and Industrial	$248	$547	$0	$785	$4
Commercial real estate	$1,312	$1,817	$111	$1,851	$7
Residential real estate	$803	$996	$112	$1,009	$23

As of December 31, 2012, there were no loans classified as TDRs.

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan. The average recorded investment is calculated on the daily loan balance.

Financing receivables on non-accrual status and foreclosed assets as of March 31, 2013 and December 31, 2012 were as follows:

(Amounts in thousands)
	March 31,	December 31,
	2013	2012
Commercial and Industrial	$245	$248
Commercial real estate	1,239	1,312
Residential real estate	1,253	803
Total impaired (including non-accrual TDRs)	2,737	2,363
Loans past-due 90 days or more and still accruing	0	952
Foreclosed assets	95	468
Total non-performing assets	$2,832	$3,783

Total TDRs in compliance with modified terms and performing	$3,117	$0

At March 31, 2013 and December 31, 2012, the recorded investment in impaired loans as defined by FASB ASC 310-10-35, Receivables Subsequent Measurements, was $2,737,000 and $2,363,000, and the impaired loans allowances were $265,000 and $223,000, respectively. The average recorded balance in impaired loans during the period ended March 31, 2013 and December 31, 2012 was approximately $3,936,000 and $3,645,000, respectively.

The following tables present the aging of past-due loans by class of loans at March 31, 2013 and December 31, 2012:

(Amounts in thousands)
			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
March 31, 2013:
Commercial and Industrial	$96	$18	$0	$114	$245	$58,223	$58,582
Commercial real estate	1,340	398	0	1,738	1,239	216,153	219,130
Residential real estate	887	32	0	919	1,253	142,557	144,729
Consumer	49	21	0	70	0	5,899	5,969
Total	$2,372	$469	$0	$2,841	$2,737	$422,832	$428,410

(Amounts in thousands)
			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
December 31, 2012:
Commercial and Industrial	$10	$136	$0	$146	$248	$53,792	$54,186
Commercial real estate	760	605	952	2,317	1,312	221,527	225,156
Residential real estate	1,060	584	0	1,644	803	144,721	147,168
Consumer	56	0	0	56	0	6,330	6,386
Total	$1,886	$1,325	$952	$4,163	$2,363	$426,370	$432,896

Loans past-due 90 days or more and still accruing interest were $0 at March 31, 2013 and $952,000 at December 31, 2012. The decrease was the result of the payoff of the two commercial real estate loans previously classified as 90 days or greater past-due.

At March 31, 2013 and December 31, 2012, there were no commitments to lend additional funds with respect to non-accrual and restructured loans.

NOTE 4 — SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings.

 NOTE 5 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB and a capital lease assumed as a result of the acquisition of Pocono Community Bank in the amount of $811,000. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The principal assets are real estate mortgages and certain investment securities.

NOTE 6 — COMMITTMENTS AND CONTINGENCIES

In 2011, the Bank began work to expand its main headquarters in Berwick, Pennsylvania. As of March 31, 2013, the Bank has committed to spend $6.0 million on this facility, of which $5.8 million has been spent.

On July 26, 2012, the Bank acquired property consisting of a parcel of land and a building in the amount of $400,000 in Shickshinny, Pennsylvania. This branch is expected to open in late 2013.

On November 30, 2012, the Bank acquired property consisting of a parcel of land and a building in the amount of $311,000 in Dallas, Pennsylvania. The branch opened on March 18, 2013.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at March 31, 2013 and December 31, 2012, were as follows:

(Amounts in thousands)

	March 31,	December 31,
	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$62,989	$63,653
Financial standby letters of credit	$720	$720
Performance standby letters of credit	$3,826	$3,714

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 3 – Loans. It is management’s opinion that the loan portfolio was well balanced and diversified at March 31, 2013, to the extent necessary to avoid any significant concentration of credit risk. However, its debtor’s ability to honor their contracts may be influenced by the region’s economy.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At March 31, 2013 and December 31, 2012, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Amounts in thousands)

March 31, 2013

	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$51,023	$0	$51,023
Other	0	26,243	0	26,243
Obligations of state and political subdivisions	0	181,041	0	181,041
Corporate securities	0	39,380	0	39,380
Marketable equity securities	2,167	0	0	2,167
Restricted equity securities	0	4,170	0	4,170
Total	$2,167	$301,857	$0	$304,024

(Amounts in thousands)

December 31, 2012

	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$43,843	$0	$43,843
Other	0	29,032	0	29,032
Obligations of state and political subdivisions	0	176,953	0	176,953
Corporate securities	0	44,507	0	44,507
Marketable equity securities	1,977	0	0	1,977
Restricted equity securities	0	4,883	0	4,883
Total	$1,977	$299,218	$0	$301,195

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for investments. There were no transfers between Level 1 and Level 2 during 2013 and 2012.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2013 and December 31, 2012, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Assets at March 31, 2013
Impaired loans:
Commercial and Industrial	$0	$0	$245	$245
Commercial real estate	0	0	1,239	1,239
Residential real estate	0	0	1,253	1,253
Total impaired loans	$0	$0	$2,737	$2,737

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2012
Impaired loans:
Commercial and Industrial	$0	$0	$248	$248
Commercial real estate	0	0	1,312	1,312
Residential real estate	0	0	803	803
Total impaired loans	$0	$0	$2,363	$2,363

The Bank’s impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For impaired loans less than $250,000 upon classification and annually at year end, the Bank completes a Certificate of Inspection, which includes an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2013 and 2012.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2013 and December 31, 2012, foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Assets at March 31, 2013
Other foreclosed assets held for resale:
Commercial real estate	$0	$0	$95	$95
Total foreclosed assets held for resale	$0	$0	$95	$95

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2012
Other foreclosed assets held for resale:
Commercial real estate	$0	$0	$95	$95
Residential real estate	0	0	373	373
Total foreclosed assets held for resale	$0	$0	$468	$468

The Bank’s foreclosed asset valuation procedure requires an appraisal to be completed periodically with the exception of those cases which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2013 and 2012.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Amounts in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value
	Estimate	Valuation Technique	Unobservable Input	Range
Assets at March 31, 2013
Impaired loans	$2,737	Appraisal of collateral[1,3]	Appraisal adjustments[2]	10% - 35%
Other foreclosed assets held for sale	95	Appraisal of collateral[1,3]	Appraisal adjustments[2]	10% - 35%

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Amounts in thousands)

	Carrying	Fair Value Measurements at March 31, 2013
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$6,862	$6,862	$0	$0	$6,862
Short-term investments	9,530	9,530	0	0	9,530
Investment securities – available-for-sale	304,024	2,167	301,857	0	304,024
Investment securities – held-to-maturity	2,556	0	2,594	0	2,594
Net loans	422,508	0	0	419,318	419,318
Mortgage servicing rights	516	0	0	516	516
Accrued interest receivable	4,108	4,108	0	0	4,108
Cash surrender value of bank owned life insurance	20,042	20,042	0	0	20,042

FINANCIAL LIABILITIES:
Deposits	631,584	374,773	0	259,372	634,145
Short-term borrowings	14,265	14,265	0	0	14,265
Long-term borrowings	49,498	0	0	52,405	52,405
Accrued interest payable	470	470	0	0	470

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit					62,989
Financial standby letters of credit					720
Performance standby letters of credit					3,826

(Amounts in thousands)

	Carrying	Fair Value Measurements at December 31, 2012
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$10,038	$10,038	$0	$0	$10,038
Short-term investments	10,882	10,882	0	0	10,882
Investment securities – available-for-sale	301,195	1,977	299,218	0	301,195
Investment securities – held-to-maturity	2,561	0	2,599	0	2,599
Net loans	427,124	0	0	423,873	423,873
Mortgage servicing rights	478	0	0	478	478
Accrued interest receivable	4,060	4,060	0	0	4,060
Cash surrender value of bank owned life insurance	19,869	19,869	0	0	19,869

FINANCIAL LIABILITIES:
Deposits	608,834	361,071	0	250,618	611,689
Short-term borrowings	55,069	55,069	0	0	55,069
Long-term borrowings	44,520	0	0	47,696	47,696
Accrued interest payable	528	528	0	0	528

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit					63,653
Financial standby letters of credit					720
Performance standby letters of credit					3,714

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

Deposits

Under FASB ASC 825-10-50, the fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at March 31, 2013 and December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:

We have reviewed the consolidated balance sheet of First Keystone Corporation and Subsidiary as of March 31, 2013 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for the three month periods ended March 31, 2013 and 2012. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Keystone Corporation as of December 31, 2012, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP

Kingston, Pennsylvania

May 9, 2013

Item 2.	First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation as of March 31, 2013

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

RESULTS OF OPERATIONS

First Keystone Corporation realized earnings for the first quarter of 2013 of $2,526,000, a decrease of $130,000, or 4.9% from the first quarter of 2012. The decrease in net income for the first quarter of 2013 was due to several factors, including a decrease in net interest income and an increase in non-interest expense. On a per share basis, net income per share was $.47 for the first three months of 2013, down from $.49 for the first three months of 2012, a decrease of 4.1%. Cash dividends increased to $.26 per share up from $.25 in the first three months of 2012, an increase of 4.0%.

Year-to-date net income annualized as of March 31, 2013, amounted to a return on average common equity of 9.66%, a return on tangible equity of 13.81% and a return on assets of 1.26%. For the three months ended March 31, 2012, these measures were 11.11%, 15.70%, and 1.29%, respectively, on an annualized basis.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2013, interest income amounted to $7,844,000, a decrease of $1,083,000 or 12.1% from the first quarter of 2012, while interest expense amounted to $1,246,000 in the first quarter of 2013, a decrease of $661,000, or 34.7% from the first quarter of 2012. As a result, net interest income decreased $422,000 or 6.0% in the first quarter of 2013 to $6,598,000 from $7,020,000 in first quarter of 2012.

Our net interest margin for the three months ended March 31, 2013 was 3.95% compared to 4.09% for the three months ended March 31, 2012.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarter ended March 31, 2013 was $400,000 as compared to $400,000 for the quarter ended March 31, 2012. The provision in 2013 remained consistent with the provision in 2012 due to the Bank’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Net charge-offs for the three months ended March 31, 2013 and 2012 were $270,000 and $365,000, respectively. See Allowance for Loan Losses on Page 36 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,522,000 for the quarter ended March 31, 2013, as compared to $1,204,000 for the quarter ended March 31, 2012, an increase of $318,000, or 26.4%. Excluding investment securities gains and losses, non-interest income was $1,254,000 for the first quarter of 2013, an increase of $80,000, or 6.8% from the first quarter of 2012. The increase in non-interest income was driven by an increase in net gains on the sales of investment securities of $238,000, an increase in gains on sales of residential mortgage loans of $50,000 and an increase in Trust Department income of $22,000 as compared to the first quarter of 2012.

NON-INTEREST EXPENSE

Total non-interest expense was $4,727,000 for the quarter ended March 31, 2013, as compared to $4,585,000 for the quarter ended March 31, 2012. Non-interest expense was up $142,000, or 3.1%. Salaries and employee benefits rose by $98,000, or 3.7%. These increases reflect additional employee and benefit costs associated with several new employees including a Residential Mortgage Consultant and a Training Director, among others. Also, medical insurance costs have risen for the period. Further, non-interest expense was impacted by increased costs related to collections and other real estate owned.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,720,000, or 57.5% of total non-interest expense for the three months ended March 31, 2013, as compared to 57.2% for the three months of 2012. Net occupancy, furniture and equipment, and computer expense amounted to $722,000 for the three months ended March 31, 2013, an increase of $14,000, or 2.0%. Other non-interest expense, including ATM and debit card fees, FDIC insurance, professional services and state shares tax amounted to $1,285,000 for the three months ended March 31, 2013, an increase of $30,000, or 2.4% from the first three months of 2012. Non-interest expense in the first three months of 2013 is approximately 2.4% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non-interest expense.

INCOME TAXES

Effective tax planning has helped produce favorable net income. Income tax expense amounted to $467,000 for the three months ended March 31, 2013, as compared to $583,000 for the three months ended March 31, 2012, a decrease of $116,000. The effective total income tax rate was 15.6% for the first three months of 2013 as compared to 18.0% for the first three months of 2012. The decrease in the effective tax rate was due to additional tax exempt income received and additional low-income housing tax credit recognized during the period. The Corporation looks to maximize its tax-exempt income derived from both tax-free loans and tax-free municipal securities.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

Total assets decreased to $814,685,000 as of March 31, 2013, a decrease of $5,281,000 from year-end 2012. As of March 31, 2013, total deposits amounted to $631,584,000, an increase of 3.7% from year-end 2012.

Net loans decreased by $4,616,000 or 1.1%. Loan demand continues to be weak as borrowers, both consumer and business, are reducing their leverage positions.

Cash balances decreased compared to year-end 2012.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings decreased in the first quarter of 2013 by $35,826,000 to $63,763,000 from $99,589,000 as of December 31, 2012. Borrowings declined as a result of the strong growth in deposits during the quarter.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 91.4% at March 31, 2013, compared to 91.3% at March 31, 2012. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, loans, net of unearned income, decreased to $428,410,000 as of March 31, 2013, down $4,486,000, or 1.0% since year-end 2012. The loan portfolio continues to be diversified. Overall asset quality has remained consistent with non-performing assets decreasing since year-end 2012. Total non-performing assets were $2,832,000 as of March 31, 2013, a decrease of $951,000, or 25.1% from the $3,783,000 reported in non-performing assets as of December 31, 2012. Total allowance for loan losses to total non-performing assets was 208.4% as of March 31, 2013 and 152.6% at December 31, 2012.

In addition to loans, another primary earning asset is our overall investment portfolio, which increased in size from December 31, 2012, to March 31, 2013. Held-to-maturity securities amounted to $2,556,000 as of March 31, 2013, a decrease of $5,000 from December 31, 2012. Available-for-sale securities amounted to $304,024,000 as of March 31, 2013, an increase of $2,829,000 from year-end 2012. Interest-bearing deposits in other banks decreased as of March 31, 2013, to $9,530,000 from $10,882,000 at year-end 2012.

LOANS

Total loans, net of unearned income, decreased to $428,410,000 as of March 31, 2013 as compared to a balance of $432,896,000 as of December 31, 2012. The Table on page 18 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans, net of unearned income, decreased $4,486,000, or 1.0% in the first three months of 2013.

The lackluster economy and resultant decline in loan demand, coupled with the accumulation of loan payoffs, accounted for the slight decline in the loan portfolio in the first quarter of 2013. The Commercial and Industrial portfolio decreased $661,000 to $28,053,000 as of March 31, 2013 as compared to $28,714,000 as of December 31, 2012. This decrease was due primarily to payoffs of $465,000 in the portfolio. The Tax Exempt portion of the portfolio increased $5,247,000 to $34,439,000 as of March 31, 2013 as compared to $29,192,000 as of December 31, 2012. This increase was due to three new unrelated loan originations totaling $5,600,000 offset by the impact of typical portfolio runoff. Residential Real Estate loans decreased $2,446,000 to $144,565,000 as of March 31, 2013, as compared to $147,011,000 as of December 31, 2012. The decrease was the result of $4,998,000 in residential mortgage loans paid off or refinanced, $132,000 in residential mortgage loans charged off and the impact of typical portfolio run-off, all of which was offset by $6,894,000 in new loan originations held in the portfolio. The Corporation continued to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Commercial Real Estate loan portfolio decreased $6,243,000 to $215,095,000 as of March 31, 2013 as compared to $221,338,000 as of December 31, 2012. The decrease was the result of weak new loan originations; the payoff of two unrelated commercial real estate loans totaling $4,414,000; the payoff of seven commercial real estate loans with balances of $75,000 or more; and the impact of typical portfolio run-off.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $277,587,000 of which $219,136,000 or 51.2% of gross loans is secured by commercial real estate.

The largest relationship is a manufacturing/fabrication company and its related entities. The company has a long history of successful operations dating back to 1980. The relationship had outstanding loan balances and unused commitments of $9,263,000 at March 31, 2013. The debt consists of approximately $6,768,000 in term debt secured by various real estate holdings, and approximately $2,495,000 in operating lines of credit secured by business assets and guaranties.

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

The third largest relationship is a real estate development company and its related entities, specializing in the design, construction, and management of multi-tenant residential housing. The company was established in the late 1980s. The relationship had outstanding loan balances of $8,290,000 at March 31, 2013, and is secured primarily by income producing multi-tenant real estate.

The fourth largest relationship consisted of the net balance of $8,225,000 after participation shares sold of $2,982,000. This relationship is comprised of several first lien mortgages relating to office and professional rental properties and a $5,000,000 line of credit to a planned residential community. The principal and related companies have been involved in real estate development since 1974, and have successfully developed residential communities, medical office facilities, and professional office facilities. The entire relationship is secured by a combination of real estate and marketable securities.

The fifth largest relationship is a real estate holding company established in 2006 and its related entities. The company was formed to construct and manage a multi-tenant medical complex, housing offices of medical practitioners, social services providers, and other related services. The relationship had outstanding loan balances of $7,830,000 as of March 31, 2013. The loans are secured primarily by income producing commercial real estate and perfected by a security interest in business assets.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $419,809,000 or 98.0% of gross loans are graded Pass; $2,755,000 or 0.7% are graded Special Mention; $5,614,000 or 1.3% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 3 — Loans for risk grading tables.

Overall, non-pass grades decreased slightly at March 31, 2013 to $8,369,000 as compared to year-end December 31, 2012 of $8,484,000. Commercial and Industrial non-pass grades decreased to $864,000 as of March 31, 2013 as compared to $916,000 as of December 31, 2012. Commercial Real Estate non-pass grades decreased to $5,948,000 as of March 31, 2013 as compared to $6,241,000 as of December 31, 2012. The Residential Real Estate and Consumer Loans non-pass grades increased to $1,557,000 as of March 31, 2013 as compared to $1,327,000 as of December 31, 2012.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	March 31,	December 31,
	2013	2012
Commercial and Industrial	$28,053	$28,714
Tax exempt - real estate and other	34,439	29,192
Commercial real estate	215,095	221,338
Residential real estate	144,565	147,011
Consumer	6,026	6,473
Gross loans	428,178	432,728
Add (deduct): Unearned discount and	(138)	(170)
Net deferred loan fees and costs	370	338
Total loans, net of unearned income	$428,410	$432,896

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2013, the allowance for loan losses was $5,902,000 as compared to $5,772,000 as of December 31, 2012. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the three month period and the year. In the first quarter of 2013, net charge-offs as a percentage of average loans were 0.1%. At December 31, 2012, net charge-offs as a percentage of average loans were 0.4%. Net charge-offs amounted to $270,000 for the first quarter of 2013 as compared to $1,757,000 at year-end 2012, and $365,000 for the first quarter of 2012. The decrease in net charge-offs in the first quarter of 2013 as compared to the first quarter of 2012 related primarily to decreased losses in Commercial Real Estate loans. For the first quarter of 2013, $145,000 in Commercial Real Estate loans were charged off as compared to $370,000 for the first quarter of 2012. There was a $130,000 increase, from $2,000 to $132,000, in Residential Real Estate loans charged off in the first quarter of 2012 as compared to the same period in 2013. This increase was due to the charge-off of two unrelated residential loans of $42,000 and $90,000 in the first quarter of 2013.

For the first quarter of 2013, the provision for loan losses was $400,000 as compared to $400,000 for the first quarter of 2012. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $5,902,000 of which 11.6% was attributed to the Commercial and Industrial component; 47.5% attributed to the Commercial Real Estate component; 25.9% attributed to the Residential Real Estate component (primarily residential mortgages); 1.3% attributed to the Consumer component; and 13.7% being the unallocated component (refer to the activity in the allowance for loan losses table in Note 3 – Loans on page 18). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of March 31, 2013.

Analysis of Allowance for Loan Losses

(Amounts in thousands)

	March 31,	December 31,	March 31,
	2013	2012	2012
Balance at beginning of period	$5,772	$5,929	$5,929
Charge-offs:
Commercial and Industrial	0	264	5
Real estate – commercial and residential	277	1,481	371
Consumer	5	87	18
	282	1,832	394
Recoveries:
Commercial and Industrial	11	23	15
Real estate – commercial and residential	0	23	1
Consumer	1	29	13
	12	75	29

Net charge-offs	270	1,757	365
Additions charged to operations	400	1,600	400
Balance at end of period	$5,902	$5,772	$5,964

Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.40%	0.09%
Allowance for loan losses to average loans outstanding during the period	1.37%	1.36%	1.43%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.37% at March 31, 2013, 1.36% at December 31, 2012 and 1.43% at March 31, 2012.

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

Allocation of Allowance for Loan Losses

(Amounts in thousands)	March 31,			December 31,
	2013			2012
Commercial and Industrial	$684	13.4	%*	$573	11.4	%*
Real estate – commercial and residential	4,334	85.1	%*	4,361	87.0	%*
Consumer	74	1.5	%*	80	1.6	%*
Unallocated	810	N/A	*	758	N/A	*
	$5,902	100.0	%*	$5,772	100.0	%*

*Percentage of allocation in each category to total in the Allowance for Loan Loss Analysis, excluding unallocated.

NON-PERFORMING ASSETS

The Non-Performing Assets table on page 39 details the Corporation’s non-performing assets as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. Modifications to loans classified as a TDR generally include reductions in contractual interest rates, principal deferment and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets decreased $951,000 to $2,832,000 as of March 31, 2013 as compared to $3,783,000 as of December 31, 2012. The economy, in particular, high unemployment, weak job markets, unsettled fuel prices, rising energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its commercial real estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Losses on commercial real estate loans, which increased in 2012, have slowed through the first quarter of 2013. Impaired loans increased $374,000 to $2,737,000 as of March 31, 2013 as compared to $2,363,000 as of December 31, 2012. Foreclosed assets held for resale decreased to $95,000 as of March 31, 2013 as compared to $468,000 as of December 31, 2012. The decrease was the result of the sale of one residential property of $325,000 and one commercial real estate property of $48,000. Loans past-due 90 days or more and still accruing interest decreased to $0 as of March 31, 2013 as compared to $952,000 as of December 31, 2012. The decrease was a result of the two residential mortgage loans paid off during the quarter. Non-performing assets to period end loans and foreclosed assets was 0.7% at March 31, 2013 and 0.9% at December 31, 2012. Total non-performing assets to total assets was 0.4% as of March 31, 2013 and 0.5% as of December 31, 2012. Additional detail can be found on page 39 Non-Performing Assets table and page 24 in the Financing Receivables on non-accrual status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Impaired Loans were $2,737,000 at March 31, 2013 and $2,363,000 at December 31, 2012. The largest relationship is represented by five loans carrying a balance of $645,000, secured by commercial real estate. The year-end valuation carried a net realizable value of $707,000, after an estimated average cost to sell of 14%, resulting in a specific allocation of $0. The second largest relationship is represented by two loans carrying a balance of $232,000 secured by commercial real estate. The year-end valuation carried a net realizable value of $358,000, after an estimated 10% cost to sell, resulting in a specific allocation of $0. The third largest relationship is represented by one loan carrying a balance of $226,000 secured by residential real estate. The year-end valuation carried a net realizable value of $226,000, after an estimated cost to sell of 10%, resulting in a specific allocation of $0. The estimated cost to sell percentage is determined based upon the market area in which the real estate securing the loan is located and therefore can differ from one loan to another. Of the $2,737,000 impaired loans, none are located outside our primary market area. None of the impaired loans are participated facilities.

Loans categorized as TDRs carried a balance of $3,548,000 as of March 31, 2013 as compared to $0 as of December 31, 2012. The increase in loans categorized as TDRs was attributable to increased deterioration in the respective borrowers’ loan relationships with the Corporation. The total of $3,548,000 consisted of four relationships with a total of eight loans that were modified. All of the loans were classified in the commercial real estate portfolio. The largest relationship consisted of one loan with a balance of $1,478,000 on accrual status, which had a payment modification for an interest-only period to see the borrower through a period of strained cash flow. The borrower’s seasonal cashflow was negatively impacted by the mild winter and weak consumer confidence in the economy. The second largest relationship was one loan with a balance of $1,003,000 on accrual status that had a payment modification for an interest-only period to accommodate seasonal business. The third largest relationship consisted of two loans totaling $636,000 on accrual status, which had interest rate modifications. This relationship was adversely affected by the September 2011 flood and has not been in operation, thus the interest rates were modified to lower the borrower’s payments through this time. The smallest relationship consisted of the four remaining loans with a total outstanding balance of $431,000, all on non-accrual status, which had payment modifications for an interest-only period to see the borrower through a time of strained cash flow. The downturn in the housing market has made it increasingly difficult for the borrower to liquidate real estate intended to aid in paying down the loan. In the first quarter of 2013, there were $60,000 in charge-offs made on this relationship due to the continued deterioration.

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

Improving loan quality is a priority. We actively work with borrowers to resolve credit problems and will continue our close monitoring efforts through the remainder of 2013. Excluding the assets disclosed in the Non-Performing Assets table on page 39 and the Troubled Debt Restructurings section in Note 3 – Loans, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

Interest income received on non-performing loans for the first quarter of 2013 and for the year ended December 31, 2012 was $0 and $34,000, respectively. Interest income, which would have been recorded on these loans under the original terms as of March 31, 2013 and December 31, 2012, was $338,000 and $279,000, respectively. At March 31, 2013 and December 31, 2012, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2013 and December 31, 2012, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-performing Assets

(Amounts in thousands)

	March 31,	December 31,
	2013	2012
Non-performing assets
Impaired loans	$2,737	$2,363
Foreclosed assets held for resale	95	468
Loans past-due 90 days or more and still accruing interest	0	952
Total non-performing assets	$2,832	$3,783

Impaired loans
Non-performing loans	$2,737	$2,363
Allocated allowance for loan losses	(265)	(223)
Net investment in impaired loans	$2,472	$2,140

Impaired loans with a valuation allowance	$713	$463
Impaired loans without a valuation allowance	2,024	1,900
Total impaired loans	$2,737	$2,363

Allocated valuation allowance related to impaired loans	$265	$223

Allocated valuation allowance as a percent of impaired loans	9.7%	9.4%
Impaired loans to loans net of unearned discount	0.6%	0.6%
Non-performing assets to period-end loans and foreclosed assets	0.7%	0.9%
Total non-performing assets to total assets	0.4%	0.5%
Allowance for loan losses to impaired loans	215.6%	244.3%
Allowance for loan losses to total non-performing assets	208.4%	152.6%

Real estate mortgages comprise 85.0% of the loan portfolio as of March 31, 2013, as compared to 86.0% as of December 31, 2102. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately each three to five years and are also concentrated in our market area. The Corporation’s loss exposure on its non-performing loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Total deposits increased $22,750,000 to $631,584,000 as of March 31, 2013 as non-interest bearing deposits increased by $8,389,000 and interest bearing deposits increased by $14,361,000 from year-end 2012. Total short-term and long-term borrowings decreased to $63,763,000 as of March 31, 2013, from $99,589,000 at year-end 2012, a decrease of $35,826,000, or 36.0%.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, accumulated other comprehensive income derived from net unrealized gains (losses) on investment securities available-for-sale impacts capital. At December 31, 2012, accumulated other comprehensive income was $12,528,000. Net unrealized gains, net of taxes, stood at $11,732,000 at March 31, 2013, a decline of $796,000. The Corporation had 237,183 shares of common stock at both March 31, 2013 and December 31, 2012, as treasury stock. This had an effect of reducing our total stockholders’ equity by $5,890,000 as of March 31, 2013, and $5,890,000 as of December 31, 2012. Beginning in June 2012, the Corporation began issuing treasury stock for new shares purchased by participants in the Corporation’s Dividend Reinvestment Program (“DRIP”). Prior to that, shares needed to fill purchase orders through the DRIP were acquired on the open market. This change was made to reduce the volatility in stock price, which occurred because of large quarterly purchases and to augment capital formation.

Total stockholders’ equity was $103,885,000 as of March 31, 2013, and $103,330,000 as of December 31, 2012. Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2013, our leverage ratio was 9.22% compared to 8.97% as of December 31, 2012. In addition, Tier I risk based capital and total risk based capital ratio as of March 31, 2013, were 13.85% and 15.04%, respectively. The same ratios as of December 31, 2012 were 13.33% and 14.46%, respectively.

LIQUIDITY

The liquidity position of the Corporation remains adequate to meet customer loan demand and deposit fluctuation. Managing liquidity remains an important segment of asset/liability management. Our overall liquidity position is maintained by an active asset/liability management committee.

Management believes its current liquidity position is satisfactory given the fact that the Corporation has a very stable core deposit base which has increased annually. The Corporation’s loan payments and principal paydowns on its mortgage-backed securities provide a steady source of funds. Short-term investments and maturing investments represent additional sources of liquidity.

The following table represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of March 31, 2013 and December 31, 2012.

(Amounts in thousands)

	Less than	1 - 3	3 - 5	Over
Contractual Obligations March 31, 2013	1 Year	Years	Years	5 Years	Total

Time deposits	$149,851	$75,109	$31,851	$0	$256,811
Securities sold under agreement to repurchase	14,265	0	0	0	14,265
FHLB borrowings	12,000	12,000	10,000	15,000	49,000
Commitments to grant loans[1]	10,239	0	0	0	10,239
Commitments to fund loans for secondary market mortgages[1]	2,421	0	0	0	2,421
Unfunded commitments on lines of credit[1]	50,329	0	0	0	50,329
Financial standby letters of credit[1]	720	0	0	0	720
Performance standby letters of credit[1]	3,826	0	0	0	3,826
Purchase and building commitments	203	0	0	0	203
Commitments to purchase investment securities	8,042	0	0	0	8,042
Operating lease obligations	128	168	114	2,752	3,162
Capital lease obligations	132	263	208	0	603
	$252,156	$87,540	$42,173	$17,752	$399,621

1The Corporation does not expect all of the commitments and letters of credit to be fully funded. The total commitments amount related to these contractual obligations does not necessarily represent future cash requirements.

(Amounts in thousands)

	Less than	1 - 3	3 - 5	Over
Contractual Obligations December 31, 2012	1 Year	Years	Years	5 Years	Total

Time deposits	$144,283	$73,785	$29,695	$0	$247,763
Securities sold under agreement to repurchase	17,059	0	0	0	17,059
FHLB borrowings	45,010	12,000	5,000	20,000	82,010
Commitments to grant loans[1]	11,242	0	0	0	11,242
Commitments to fund loans for secondary market mortgages[1]	2,828	0	0	0	2,828
Unfunded commitments on lines of credit[1]	49,583	0	0	0	49,583
Financial standby letters of credit[1]	720	0	0	0	720
Performance standby letters of credit[1]	3,714	0	0	0	3,714
Purchase and building commitments	840	0	0	0	840
Operating lease obligations	142	186	112	2,766	3,206
Capital lease obligations	132	264	240	0	636
	$275,553	$86,235	$35,047	$22,766	$419,601

1The Corporation does not expect all of the commitments and letters of credit to be fully funded. The total commitments amount related to these contractual obligations does not necessarily represent future cash requirements.

Critical Accounting Estimates

The Corporation has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Corporation applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2012 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Corporation filed its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Corporation’s quantitative and qualitative market risks since December 31, 2012. The composition of rate sensitive assets and rate sensitive liabilities as of March 31, 2013 is very similar to December 31, 2012. For more information, please refer to Part II - Item 7A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2013.

b)	Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item1.	Legal Proceedings

Although the Corporation is subject to various claims and legal actions that occur from time to time in the ordinary course of business, the Corporation is not party to any pending legal proceedings that management believes could have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jan. 1 — Jan. 31, 2013	0	0	0	120,000
Feb. 1 — Feb. 28, 2013	0	0	0	120,000
March 1 — March 31, 2013	0	0	0	120,000
Total	0	0	0	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 11, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

FIRST KEYSTONE CORPORATION
Registrant

May 9, 2013	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2013	/s/ Diane C.A. Rosler
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

