Form 10-Q
period 2013-06-30
FIRST KEYSTONE CORP
filed 2013-08-08
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Common Stock, $2 Par Value, 5,500,401 shares as of August 2, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$7,187	$10,038
Interest-bearing deposits in other banks	5,705	10,882
Total cash and cash equivalents	12,892	20,920
Investment securities available-for-sale	306,898	296,312
Investment securities held-to-maturity (estimated fair value 2013- $2,576; 2012 - $2,599)	2,551	2,561
Restricted securities at cost - available-for-sale	5,563	4,883
Loans, net of unearned income	436,584	432,896
Allowance for loan losses	(5,930)	(5,772)
Net loans	430,654	427,124
Premises and equipment, net	20,596	19,363
Accrued interest receivable	3,792	4,060
Cash surrender value of bank owned life insurance	20,216	19,869
Investments in real estate ventures	1,383	1,480
Goodwill	19,133	19,133
Core deposit intangible, net	531	668
Prepaid FDIC insurance	0	1,002
Foreclosed assets held for resale	515	468
Deferred income taxes	291	5
Other assets	19,247	2,118
TOTAL ASSETS	$844,262	$819,966
LIABILITIES
Deposits:
Non-interest bearing	$81,938	$76,418
Interest bearing	554,695	532,416
Total deposits	636,633	608,834
Short-term borrowings	59,924	55,069
Long-term borrowings	42,475	44,520
Accrued interest and other expenses	3,077	2,902
Deferred income taxes	20	4,612
Other liabilities	3,916	699
TOTAL LIABILITIES	$746,045	$716,636
STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2013 and 2012; issued 0 in 2013 and 2012	$0	$0
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2013 and 2012; issued 5,737,084 in 2013 and 5,717,400 in 2012	11,474	11,435
Surplus	31,185	30,725
Retained earnings	58,077	54,532
Accumulated other comprehensive income	3,354	12,528
Treasury stock, at cost, 236,683 in 2013 and 237,183 in 2012	(5,873)	(5,890)
TOTAL STOCKHOLDERS’ EQUITY	98,217	103,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$844,262	$819,966

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

(Amounts in thousands, except per share data)
	2013	2012
INTEREST INCOME
Interest and fees on loans	$5,130	$5,628
Interest and dividend income on investment securities	2,691	3,213
Interest on deposits in banks	3	0
Total interest income	$7,824	$8,841

INTEREST EXPENSE
Interest on deposits	$900	$1,158
Interest on short-term borrowings	25	30
Interest on long-term borrowings	304	527
Total interest expense	$1,229	$1,715

Net interest income	$6,595	$7,126
Provision for loan losses	200	400
Net interest income after provision for loan losses	$6,395	$6,726

NON-INTEREST INCOME
Trust department	$200	$178
Service charges and fees	395	286
Bank owned life insurance income	174	184
ATM fees and debit card income	254	248
Gains on sales of mortgage loans	230	246
Investment securities gains (losses) - net	2,412	977
Other	100	74
Total non-interest income	$3,765	$2,193

NON-INTEREST EXPENSE
Salaries and employee benefits	$2,708	$2,570
Occupancy, net	424	329
Furniture and equipment	231	132
Computer expense	262	271
Professional services	125	152
State shares tax	206	191
FDIC insurance	102	129
ATM and debit card fees	124	117
FHLB prepayment penalties	345	811
Other	750	1,105
Total non-interest expense	$5,277	$5,807

Income before income tax expense	$4,883	$3,112
Income tax expense	1,011	534
NET INCOME	$3,872	$2,578

PER SHARE DATA
Net income per share:
Basic	$.70	$.47
Diluted	.70	.47
Cash dividends per share	.26	.25

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

(Amounts in thousands, except per share data)
	2013	2012
INTEREST INCOME
Interest and fees on loans	$10,306	$11,299
Interest and dividend income on investment securities	5,359	6,469
Interest on deposits in banks	3	0
Total interest income	$15,668	$17,768

INTEREST EXPENSE
Interest on deposits	$1,796	$2,463
Interest on short-term borrowings	49	59
Interest on long-term borrowings	630	1,100
Total interest expense	$2,475	$3,622

Net interest income	$13,193	$14,146
Provision for loan losses	600	800
Net interest income after provision for loan losses	$12,593	$13,346

NON-INTEREST INCOME
Trust department	$412	$368
Service charges and fees	677	572
Bank owned life insurance income	347	367
ATM fees and debit card income	486	491
Gains on sale of mortgage loans	440	406
Investment securities gains (losses) - net	2,680	1,007
Other	245	186
Total non-interest income	$5,287	$3,397

NON-INTEREST EXPENSE
Salaries and employee benefits	$5,428	$5,192
Occupancy, net	777	674
Furniture and equipment	360	243
Computer expense	502	523
Professional services	241	312
State shares tax	408	371
FDIC insurance	209	255
ATM and debit card fees	255	227
FHLB prepayment penalties	345	811
Other	1,479	1,784
Total non-interest expense	$10,004	$10,392

Income before income tax expense	$7,876	$6,351
Income tax expense	1,478	1,117
NET INCOME	$6,398	$5,234

PER SHARE DATA
Net Income Per Share:
Basic	$1.17	$.96
Diluted	1.17	.96
Cash dividends per share	.52	.50

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except shares)

						Accumulated
				Compre-		Other
	Common Stock			hensive	Retained	Comprehensive	Treasury
	Shares	Amount	Surplus	Income	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2012	5,717,400	$11,435	$30,725		$54,532	$12,528	$(5,890)	$103,330
Comprehensive Income:
Net Income				$6,398	6,398			6,398
Change in net unrealized gains (losses) on investment securities available-for- sale, net of reclassification adjustment and tax effects				(9,174)		(9,174)		(9,174)
Total comprehensive income				$(2,776)
Issuance of common stock under dividend reinvestment and stock purchase plans	19,684	39	466		(449)			56
Issuance of 500 shares of treasury stock upon exercise of employee stock options			(6)				17	11
Cash dividends - $.52 per share					(2,404)			(2,404)
Balance at June 30, 2013	5,737,084	$11,474	$31,185		$58,077	$3,354	$(5,873)	$98,217

Balance at December 31, 2011	5,687,767	$11,375	$30,157		$49,872	$7,757	$(6,069)	$93,092
Comprehensive Income:
Net Income				$5,234	5,234			5,234
Change in net unrealized gains (losses) on investment securities available-for- sale, net of reclassification adjustment and tax effects				3,001		3,001		3,001
Total comprehensive income				$8,235
Issuance of 787 shares of treasury stock upon exercise of employee stock options			(15)				27	12
Cash dividends - $.50 per share					(2,723)			(2,723)
Balance at June 30, 2012	5,687,767	$11,375	$30,142		$52,383	$10,758	$(6,042)	$98,616

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income	$3,872	$2,578	$6,398	$5,234
Other comprehensive income (losses):
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period	(10,276)	3,670	(11,195)	5,563
Less reclassification adjustment for net gains (losses) realized in income	2,412	977	2,680	1,007
Change in unrealized gains (losses) before tax effect	(12,688)	2,693	(13,875)	4,556
Tax effects	4,310	(911)	4,701	(1,555)
Net change in unrealized gains (losses)	(8,378)	1,782	(9,174)	3,001
Comprehensive Income	$(4,506)	$4,360	$(2,776)	$8,235

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

(Amounts in thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$6,398	$5,234
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	800
Depreciation and amortization	594	562
Premium amortization on investment securities	1,009	649
Discount accretion on investment securities	(207)	(465)
Core deposit discount amortization net of accretion	137	141
Deferred income (benefit) tax provision	(177)	(171)
(Gains) losses on sales of mortgage loans originated for resale	(440)	(406)
Proceeds from sales of mortgage loans originated for resale	18,860	14,285
Originations of mortgage loans originated for resale	(18,932)	(14,802)
(Gains) losses on sales of investment securities	(2,680)	(1,007)
(Gains) losses on sales of foreclosed assets held for resale	(70)	52
Decrease (increase) in accrued interest receivable	40	271
(Increase) decrease in cash surrender value of bank owned life insurance	(347)	(367)
Losses (gains) on disposal of premises and equipment	133	0
Decrease (increase) in other assets – net	141	54
Decrease (increase) in prepaid FDIC insurance	1,002	218
Increase (decrease) in accrued interest and other expenses	175	(334)
(Decrease) increase in other liabilities - net	(213)	(194)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$6,023	$4,520

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	$27,811	$26,908
Proceeds from maturities and redemptions of investment securities available-for-sale	25,762	14,847
Purchases of investment securities available-for-sale	(89,847)	(16,078)
Proceeds from maturities and redemptions of investment securities held-to-maturity	7	9
Proceeds from the redemption of restricted securities	1,547	503
Purchases of restricted securities	(2,227)	(206)
Net (increase) decrease in loans	(3,995)	(4,187)
Purchases of premises and equipment	(1,800)	(3,865)
Proceeds from sales of foreclosed assets held for resale	443	247
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(42,299)	$18,178

FINANCING ACTIVITIES
Net increase (decrease) in deposits	$27,799	$(13,731)
Net increase (decrease) in short-term borrowings	4,855	8,776
Proceeds from long-term borrowings	5,000	5,000
Repayment of long-term borrowings	(7,045)	(18,782)
Proceeds from issuance of common stock	32	0
Proceeds from issuance of treasury stock	11	12
Cash dividends paid	(2,404)	(2,723)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$28,248	$(21,448)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(8,028)	$1,250
CASH AND CASH EQUIVALENTS, BEGINNING	20,920	10,179
CASH AND CASH EQUIVALENTS, ENDING	$12,892	$11,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for:
Cash paid during period for interest	$2,588	$3,826
Cash paid for income taxes	523	1,264

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Central Bankers Bank (“ACBB”). These securities do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At June 30, 2013, the Corporation held $5,528,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2012, the Corporation held $4,848,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at June 30, 2013 and December 31, 2012.

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

Past-Due Loans — Generally, a loan is considered to be past-due when scheduled loan payments are in arrears 15 days or more. Delinquent notices are generated automatically when a loan is 15 days past-due. Collection efforts continue on past-due loans that have not been brought current, when it is believed that some chance exists for improvement in the status of the loan. Past-due loans are continually evaluated with the determination for charge-off being made when no reasonable chance remains that the status of the loan can be improved.

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

Consumer loans are charged off when they become non-performing assets, or when the value of the underlying collateral is not sufficient to support the loan balance and a loss is expected. At that time, the amount of estimated collateral deficiency, if any, is charged off for loans secured by collateral, and all other loans are charged off in full. Loans in which the borrower is in bankruptcy are considered on a case by case basis and are either charged off by the Bank or reaffirmed by the borrower. Loans with collateral are charged down to the estimated fair value of the collateral less cost to sell.

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

In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. This allowance is estimated by management and if deemed necessary, the allowance would be classified in other liabilities on the consolidated balance sheets. As of June 30, 2013 and December 31, 2012, an allowance for possible credit losses on off-balance sheet credit exposures was not recorded.

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

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. The real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets on the consolidated balance sheets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in non-interest income and expense on the consolidated statements of income. The total of foreclosed real estate properties amounted to $515,000 at June 30, 2013 and $468,000 at December 31, 2012.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (“BOLI”) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

Investments in Real Estate Ventures

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $284,000 in 2013 and $277,000 in 2012, and the amortization of the investments in the limited partnerships were $98,000 for the six months ended June 30, 2013 and $102,000 for the six months ended June 30, 2012.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2008. At June 30, 2013 and December 31, 2012, the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as non-interest expense. At June 30, 2013 and December 31, 2012, the Corporation does not have any amounts accrued for interest and/or penalties.

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has evaluated the goodwill included in its consolidated balance sheet at December 31, 2012, and has determined there was no impairment as of that date or as of June 30, 2013. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired. The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party. Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party. The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing. The Corporation has evaluated the core deposit intangible included in its consolidated balance sheet at December 31, 2012 and has determined there was no impairment as of that date or as of June 30, 2013. No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock Based Compensation

The Corporation adopted a stock option incentive plan in 1998. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes Option Pricing Model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. The Plan expired in 2008, and therefore, no stock options are available for issuance. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 11,404 exercisable options issued and outstanding as of June 30, 2013.

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

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six months ended June 30, 2013 and 2012, was $171,000 and $140,000, respectively.

Reclassifications

The Corporation reclassified certain immaterial amounts in the consolidated statements of income. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2 — INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at June 30, 2013 and December 31, 2012:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2013:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$61,034	$790	$(1,277)	$60,547
Other	23,890	252	(23)	24,119
Obligations of state and political subdivisions	162,578	7,779	(2,259)	168,098
Corporate securities	52,712	515	(1,314)	51,913
Marketable equity securities	1,533	690	(2)	2,221
Restricted equity securities	5,563	0	0	5,563
Total	$307,310	$10,026	$(4,875)	$312,461

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2013:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$81	$3	$0	$84
Other	2,002	14	0	2,016
Obligations of state and political subdivisions	468	8	0	476
Total	$2,551	$25	$0	$2,576

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$41,946	$2,090	$(193)	$43,843
Other	29,076	159	(203)	29,032
Obligations of state and political subdivisions	160,829	16,163	(39)	176,953
Corporate securities	43,902	673	(68)	44,507
Marketable equity securities	1,533	454	(10)	1,977
Restricted equity securities	4,883	0	0	4,883
Total	$282,169	$19,539	$(513)	$301,195

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$88	$4	$0	$92
Other	2,006	24	0	2,030
Obligations of state and political subdivisions	467	10	0	477
Total	$2,561	$38	$0	$2,599

Securities Available-for-Sale with an aggregate fair value of $149,365,000 at June 30, 2013 and $165,810,000 at December 31, 2012; and securities Held-to-Maturity with an aggregate book value of $1,082,000 at June 30, 2013 and $1,094,000 at December 31, 2012, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $100,557,000 at June 30, 2013 and $94,101,000 at December 31, 2012.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at June 30, 2013 and December 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)

	June 30, 2013
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$0	$447	$0	$0	$14,113
Estimated fair value	0	453	0	0	14,193
Weighted average yield	0	5.87%	0	0	1.75%
1 - 5 Years:
Amortized cost	8,094	4,299	0	0	16,543
Estimated fair value	8,159	4,419	0	0	16,918
Weighted average yield	0.92%	3.69%	0	0	2.58%
5 - 10 Years:
Amortized cost	1,500	39,348	0	0	22,056
Estimated fair value	1,600	39,012	0	0	20,802
Weighted average yield	5.30%	3.56%	0	0	2.75%
After 10 Years:
Amortized cost	75,330	118,484	1,533	5,563	0
Estimated fair value	74,907	124,214	2,221	5,563	0
Weighted average yield	2.17%	5.90%	3.76%	0.27%	0
Total:
Amortized cost	$84,924	$162,578	$1,533	$5,563	$52,712
Estimated fair value	84,666	168,098	2,221	5,563	51,913
Weighted average yield	2.11%	5.29%	3.76%	0.27%	2.43%

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

(Amounts in thousands)

	June 30, 2013
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Held-To-Maturity:
Within 1 Year:
Amortized cost	$1,002	$0	$0	$0	$0
Estimated fair value	1,005	0	0	0	0
Weighted average yield	1.78%	0	0	0	0
1 - 5 Years:
Amortized cost	1,081	0	0	0	0
Estimated fair value	1,095	0	0	0	0
Weighted average yield	0.91%	0	0	0	0
5 - 10 Years:
Amortized cost	0	0	0	0	0
Estimated fair value	0	0	0	0	0
Weighted average yield	0	0	0	0	0
After 10 Years:
Amortized cost	0	468	0	0	0
Estimated fair value	0	476	0	0	0
Weighted average yield	0	8.69%	0	0	0
Total:
Amortized cost	$2,083	$468	$0	$0	$0
Estimated fair value	2,100	476	0	0	0
Weighted average yield	1.32%	8.69%	0	0	0

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at June 30, 2013. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from sale of investments in Available-for-Sale debt and equity securities during the second quarter of 2013 and 2012 were $27,811,000 and $18,197,000, respectively. Gross gains realized on these sales were $2,536,000 and $979,000, respectively. Gross losses on these sales were $124,000 and $2,000, respectively. There were no impairment losses in 2013 and 2012.

There were no proceeds from sale of investments in Held-to-Maturity debt and equity securities during the second quarter of 2013 and 2012. There were no gains or losses realized during these periods.

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

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be other-than-temporary impaired at June 30, 2013 and December 31, 2012.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of June 30, 2013 and December 31, 2012:

June 30, 2013

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$1,777	$23	$0	$0	$1,777	$23
Mortgage-backed securities	42,893	1,277	0	0	42,893	1,277
Municipal bonds	45,075	2,182	294	77	45,369	2,259
Corporate securities	19,254	1,310	496	4	19,750	1,314
Marketable equity securities	42	2	0	0	42	2
	$109,041	$4,794	$790	$81	$109,831	$4,875

December 31, 2012

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$12,519	$203	$0	$0	$12,519	$203
Mortgage-backed securities	10,174	193	0	0	10,174	193
Municipal bonds	1,651	14	338	25	1,989	39
Corporate securities	1,924	48	1,480	20	3,404	68
Marketable equity securities	312	10	0	0	312	10
	$26,580	$468	$1,818	$45	$28,398	$513

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”) or FNMA (“Federal National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 70 securities in an unrealized loss position as of June 30, 2013 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Securities with an unrealized loss that are determined to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss included in investment securities gains (losses) expense-net on the consolidated statements of income.

NOTE 3 — LOANS

Major classifications of loans at June 30, 2013 and December 31, 2012 consisted of:

(Amounts in thousands)

	June 30,	December 31,
	2013	2012
Commercial and Industrial	$27,620	$28,714
Tax-exempt – real estate and other	36,437	29,192
Commercial real estate	218,895	221,338
Residential real estate	146,982	143,002
Real estate mortgages - Held-for-sale	307	4,009
Consumer	6,049	6,473
Gross loans	436,290	432,728
Add (deduct): Unearned discount and	(116)	(170)
Net deferred loan fees and costs	410	338
Total loans, net of unearned income	$436,584	$432,896

Activity in the allowance for loan losses for the six months ended June 30, 2013 and the year ended December 31, 2012:

(Amounts in thousands)

	June 30,	December 31,
	2013	2012
Balance at beginning of period	$5,772	$5,929
Provision charged to operations	600	1,600
Loans charged off	(468)	(1,832)
Recoveries	26	75
Balance at end of period	$5,930	$5,772

The Bank utilizes a risk grading matrix as a tool for managing credit risk in the loan portfolio and assigns an Asset Quality Rating (risk grade) to all retail, commercial and industrial, and commercial real estate borrowing relationships. An asset quality rating is assigned using the guidance provided in the Bank’s loan policy. Primary responsibility for assigning the asset quality rating rests with the lender. The asset quality rating is validated periodically by both an internal and external loan review process.

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

Risk Grade 9 − DOUBTFUL (Non-Pass Category)

Generally, loans graded doubtful have all the weaknesses inherent in a substandard loan with the added factor that the weaknesses are pronounced to a point where upon analysis of current information, conditions, and values, collection or liquidation in full is highly improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to strengthen the asset, its classification is deferred until, for example, a proposed merger, acquisition, liquidation procedures, capital injection, perfection of liens on additional collateral and/or refinancing plans are completed. Loans are graded doubtful if they contain weaknesses so serious that collection or liquidation in full is questionable.

The credit quality indicators by loan segment are summarized below at June 30, 2013 and December 31, 2012:

	Commercial and		Commercial Real Estate
(Amounts in thousands)	Industrial		Construction
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Grade:
1-6 Pass	$59,255	$53,154	$4,891	$4,387
7 Special Mention	555	617	0	0
8 Substandard	28	299	0	0
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount and	0	0	0	0
Net deferred loan fees and costs	143	116	(6)	(2)
Loans, net of unearned income	$59,981	$54,186	$4,885	$4,385

	Commercial Real Estate		Residential Real Estate
	Other		Including Home Equity
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Grade:
1-6 Pass	$212,065	$214,545	$145,945	$145,700
7 Special Mention	1,845	2,129	136	136
8 Substandard	4,313	4,112	1,208	1,176
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount and	0	0	0	0
Net deferred loan fees and costs	(22)	(15)	208	156
Loans, net of unearned income	$218,201	$220,771	$147,497	$147,168

			Loans,
	Consumer Loans		Net of Unearned Income
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Grade:
1-6 Pass	$6,047	$6,458	$428,203	$424,244
7 Special Mention	2	2	2,538	2,884
8 Substandard	0	13	5,549	5,600
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount and	(116)	(170)	(116)	(170)
Net deferred loan fees and costs	87	83	410	338
Loans, net of unearned income	$6,020	$6,386	$436,584	$432,896

Commercial and Industrial and Commercial Real Estate Other include loans categorized as tax free loans.

The activity in the allowance for loan losses, by loan segment, is summarized below for the periods indicated.

(Amounts in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
Six months ended June 30, 2013:
Allowance for Loan Losses:
Beginning balance	$573	$2,837	$1,524	$80	$758	$5,772
Charge-offs	0	(175)	(271)	(22)	0	(468)
Recoveries	19	0	4	3	0	26
Provision	108	173	190	15	114	600
Ending Balance	700	2,835	1,447	76	872	5,930
Ending balance: individually evaluated for impairment	0	221	15	0	0	236
Ending balance: collectively evaluated for impairment	$700	$2,614	$1,432	$76	$872	$5,694

Financing Receivables:
Ending Balance	$59,981	$223,086	$147,498	$6,019	$0	$436,584
Ending balance: individually evaluated for impairment	28	3,090	870	0	0	3,988
Ending balance: collectively evaluated for impairment	$59,953	$219,996	$146,628	$6,019	$0	$432,596

(Amounts in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
Year ended December 31, 2012:
Allowance for Loan Losses:
Beginning balance	$489	$3,507	$1,228	$137	$568	$5,929
Charge-offs	(264)	(1,077)	(404)	(87)	0	(1,832)
Recoveries	23	22	1	29	0	75
Provision	325	385	699	1	190	1,600
Ending Balance	573	2,837	1,524	80	758	5,772
Ending balance: individually evaluated for impairment	0	111	112	0	0	223
Ending balance: collectively evaluated for impairment	$573	$2,726	$1,412	$80	$758	$5,549

Financing Receivables:
Ending Balance	$54,186	$225,156	$147,168	$6,386	$0	$432,896
Ending balance: individually evaluated for impairment	248	1,312	803	0	0	2,363
Ending balance: collectively evaluated for impairment	$53,938	$223,844	$146,365	$6,386	$0	$430,533

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans classified in troubled debt restructurings may or may not be placed on non-accrual status.

The outstanding balance of TDRs as of June 30, 2013 and December 31, 2012 was $3,397,000 and $0, respectively. The increase in TDRs was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio. As of June 30, 2013, there were no unfunded commitments on any TDRs.

During the second quarter of 2013, one loan with a post modification balance of $25,000 was classified as a TDR, as compared to the second quarter of 2012, when no loans were classified as TDRs. For the six months ended June 30, 2013, nine loans were classified as TDRs as compared to June 30, 2012 when no loans were classified as TDRs. The loan modifications consisted of one term modification beyond the original stated term, two interest rate modifications, and six payment modifications.

The following table presents the unpaid balance of TDRs at the dates indicated:

(Amounts in thousands)
	June 30,	June 30,
	2013	2012
TDRs included in nonperforming loans	$1,772	$0
TDRs in compliance with modified terms and performing	1,625	0
Total	$3,397	$0

The following tables present information regarding the loan modifications categorized as TDRs during the three months and six months ended June 30, 2013 and June 30, 2012:

(Amounts in thousands, except number of contracts)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and Industrial	0	$0	$0	0	$0	$0
Commercial real estate	1	25	25	0	0	0
Residential real estate	0	0	0	0	0	0
Total	1	$25	$25	0	$0	$0

(Amounts in thousands, except number of contracts)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and Industrial	0	$0	$0	0	$0	$0
Commercial real estate	9	3,638	3,638	0	0	0
Residential real estate	0	0	0	0	0	0
Total	9	$3,638	$3,638	0	$0	$0

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three months and six months ended June 30, 2013 and June 30, 2012 with the total number of each type of modification performed.

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	0	0	0	0	0	0	0	0
Commercial real estate	0	1	0	1	0	0	0	0
Residential real estate	0	0	0	0	0	0	0	0
Total	0	1	0	1	0	0	0	0

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	0	0	0	0	0	0	0	0
Commercial real estate	2	1	6	9	0	0	0	0
Residential real estate	0	0	0	0	0	0	0	0
Total	2	1	6	9	0	0	0	0

Impaired loans at June 30, 2013 and December 31, 2012 were $3,988,000 and $2,363,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)
	June 30,	December 31,
	2013	2012
Gross interest due under terms to date	$336	$279
Amount included in income year-to-date	(19)	(34)
Interest income not recognized to date	$317	$245

The Corporation’s impaired loans are summarized below for the periods ended June 30, 2013 and December 31, 2012.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
June 30, 2013:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$28	$174	$0	$177	$0
Commercial real estate	2,560	3,088	0	3,127	16
Residential real estate	807	1,209	0	1,217	0

With an allowance recorded:
Commercial and Industrial	0	0	0	0	0
Commercial real estate	530	530	221	532	3
Residential real estate	63	63	15	66	0
Total	$3,988	$5,064	$236	$5,119	$19

Total consists of:
Commercial and Industrial	$28	$174	$0	$177	$0
Commercial real estate	$3,090	$3,618	$221	$3,659	$19
Residential real estate	$870	$1,272	$15	$1,283	$0

Loans classified as TDRs on non-accrual status were included in the table on the previous page. At June 30, 2013, $1,772,000 of loans classified as TDRs were on non-accrual status with a total allocated allowance of $0.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2012:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$248	$547	$0	$785	$4
Commercial real estate	1,108	1,495	0	1,529	7
Residential real estate	544	737	0	748	13

With an allowance recorded:
Commercial and Industrial	0	0	0	0	0
Commercial real estate	204	322	111	322	0
Residential real estate	259	259	112	261	10
Total	$2,363	$3,360	$223	$3,645	$34

Total consists of:
Commercial and Industrial	$248	$547	$0	$785	$4
Commercial real estate	$1,312	$1,817	$111	$1,851	$7
Residential real estate	$803	$996	$112	$1,009	$23

As of December 31, 2012, there were no loans classified as TDRs.

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan. The average recorded investment is calculated on the daily loan balance.

Financing receivables on non-accrual status and foreclosed assets as of June 30, 2013 and December 31, 2012 were as follows:

(Amounts in thousands)
	June 30,	December 31,
	2013	2012
Commercial and Industrial	$28	$248
Commercial real estate	3,090	1,312
Residential real estate	870	803
Total impaired (including non-accrual TDRs)	3,988	2,363
Loans past-due 90 days or more and still accruing	58	952
Foreclosed assets	515	468
Total non-performing assets	$4,561	$3,783

Total TDRs in compliance with modified terms and performing	$1,625	$0

At June 30, 2013 and December 31, 2012, the recorded investment in impaired loans as defined by FASB ASC 310-10-35, Receivables Subsequent Measurements, was $3,988,000 and $2,363,000, and the impaired loans allowances were $236,000 and $223,000, respectively. The average recorded balance in impaired loans during the period ended June 30, 2013 and December 31, 2012 was approximately $5,119,000 and $3,645,000, respectively.

The following tables present the aging of past-due loans by major classification of loans at June 30, 2013 and December 31, 2012:

(Amounts in thousands)
			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
June 30, 2013:
Commercial and Industrial	$86	$8	$46	$140	$28	$59,813	$59,981
Commercial real estate	1,154	157	0	1,311	3,090	218,685	223,086
Residential real estate	899	118	0	1,017	870	145,610	147,497
Consumer	54	4	12	70	0	5,950	6,020
Total	$2,193	$287	$58	$2,538	$3,988	$430,058	$436,584

(Amounts in thousands)
			90 Days		Non-		Total
	30-59 Days	60-89 Days	or Greater	Total	Performing		Financing
	Past Due	Past Due	Past Due	Past Due	Assets	Current	Receivables
December 31, 2012:
Commercial and Industrial	$10	$136	$0	$146	$248	$53,792	$54,186
Commercial real estate	760	605	952	2,317	1,312	221,527	225,156
Residential real estate	1,060	584	0	1,644	803	144,721	147,168
Consumer	56	0	0	56	0	6,330	6,386
Total	$1,886	$1,325	$952	$4,163	$2,363	$426,370	$432,896

Loans past due 90 days or more and still accruing interest were $58,000 at June 30, 2013 and $952,000 at December 31, 2012. The decrease was the result of the payoff of the two Commercial real estate loans previously classified as 90 days or greater past due, coupled with the addition of two Commercial and Industrial loans with outstanding balances totaling $46,000, and one Consumer loan with an outstanding balance of $12,000.

At June 30, 2013 and December 31, 2012, there were no commitments to lend additional funds with respect to non-accrual and restructured loans.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In 2011, the Bank began work to expand its main headquarters in Berwick, Pennsylvania. The renovation and construction project was completed in the second quarter of 2013.

On July 26, 2012, the Bank acquired property consisting of a parcel of land in the amount of $423,000 in Shickshinny, Pennsylvania. This branch is expected to open in late 2013. The Bank has committed to spend $1,349,000 on this facility, of which $203,000 has been spent.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at June 30, 2013 and December 31, 2012, were as follows:

(Amounts in thousands)
	June 30,	December 31,
	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$70,494	$63,653
Financial standby letters of credit	$720	$720
Performance standby letters of credit	$3,971	$3,714

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 3 – Loans. It is management’s opinion that the loan portfolio was well balanced and diversified at June 30, 2013, to the extent necessary to avoid any significant concentration of credit risk. However, its debtor’s ability to honor their contracts may be influenced by the region’s economy.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At June 30, 2013 and December 31, 2012, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Amounts in thousands)

June 30, 2013
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$60,547	$0	$60,547
Other	0	24,119	0	24,119
Obligations of state and political subdivisions	0	168,098	0	168,098
Corporate securities	0	51,913	0	51,913
Marketable equity securities	2,221	0	0	2,221
Restricted equity securities	0	5,563	0	5,563
Total	$2,221	$310,240	$0	$312,461

(Amounts in thousands)

December 31, 2012
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$43,843	$0	$43,843
Other	0	29,032	0	29,032
Obligations of state and political subdivisions	0	176,953	0	176,953
Corporate securities	0	44,507	0	44,507
Marketable equity securities	1,977	0	0	1,977
Restricted equity securities	0	4,883	0	4,883
Total	$1,977	$299,218	$0	$301,195

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2013 and December 31, 2012, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Amounts in thousands)
	Level 1	Level 2	Level 3	Total
Assets at June 30, 2013
Impaired loans:
Commercial and Industrial	$0	$0	$28	$28
Commercial real estate	0	0	3,090	3,090
Residential real estate	0	0	870	870
Total impaired loans	$0	$0	$3,988	$3,988

(Amounts in thousands)
	Level 1	Level 2	Level 3	Total
Assets at December 31, 2012
Impaired loans:
Commercial and Industrial	$0	$0	$248	$248
Commercial real estate	0	0	1,312	1,312
Residential real estate	0	0	803	803
Total impaired loans	$0	$0	$2,363	$2,363

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2013 and December 31, 2012, foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Amounts in thousands)
	Level 1	Level 2	Level 3	Total
Assets at June 30, 2013
Other foreclosed assets held for resale:
Commercial real estate	$0	$0	$515	$515
Total foreclosed assets held for resale	$0	$0	$515	$515

(Amounts in thousands)
	Level 1	Level 2	Level 3	Total
Assets at December 31, 2012
Other foreclosed assets held for resale:
Commercial real estate	$0	$0	$95	$95
Residential real estate	0	0	373	373
Total foreclosed assets held for resale	$0	$0	$468	$468

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

(Amounts in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value
Assets at June 30, 2013	Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$3,988	Appraisal of collateral[1,3]	Appraisal adjustments[2]	10% - 35%
Other foreclosed assets held for sale	515	Appraisal of collateral[1,3]	Appraisal adjustments[2]	10% - 35%

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Amounts in thousands)
	Carrying	Fair Value Measurements at June 30, 2013
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$7,187	$7,187	$0	$0	$7,187
Short-term investments	5,705	5,705	0	0	5,705
Investment securities – available-for-sale	312,461	2,221	310,240	0	312,461
Investment securities – held-to-maturity	2,551	0	2,576	0	2,576
Net loans	430,654	0	0	425,272	425,272
Mortgage servicing rights	533	0	0	533	533
Accrued interest receivable	3,792	3,792	0	0	3,792
Cash surrender value of bank owned life insurance	20,216	20,216	0	0	20,216

FINANCIAL LIABILITIES:
Deposits	636,633	378,886	0	259,110	637,996
Short-term borrowings	59,924	59,924	0	0	59,924
Long-term borrowings	42,475	0	0	43,321	43,321
Accrued interest payable	415	415	0	0	415

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit					70,494
Financial standby letters of credit					720
Performance standby letters of credit					3,971

(Amounts in thousands)
	Carrying	Fair Value Measurements at December 31, 2012
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$10,038	$10,038	$0	$0	$10,038
Short-term investments	10,882	10,882	0	0	10,882
Investment securities – available-for-sale	301,195	1,977	299,218	0	301,195
Investment securities – held-to-maturity	2,561	0	2,599	0	2,599
Net loans	427,124	0	0	423,873	423,873
Mortgage servicing rights	478	0	0	478	478
Accrued interest receivable	4,060	4,060	0	0	4,060
Cash surrender value of bank owned life insurance	19,869	19,869	0	0	19,869

FINANCIAL LIABILITIES:
Deposits	608,834	361,071	0	250,618	611,689
Short-term borrowings	55,069	55,069	0	0	55,069
Long-term borrowings	44,520	0	0	47,696	47,696
Accrued interest payable	528	528	0	0	528

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit					63,653
Financial standby letters of credit					720
Performance standby letters of credit					3,714

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

Deposits

Under FASB ASC 825-10-50, the fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at June 30, 2013 and December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:

We have reviewed the consolidated balance sheet of First Keystone Corporation and Subsidiary as of June 30, 2013 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for the six month periods ended June 30, 2013 and 2012. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP

Kingston, Pennsylvania

August 8, 2013

Item 2.	First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation as of June 30, 2013

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

RESULTS OF OPERATIONS

First Keystone Corporation realized earnings for the second quarter of 2013 of $3,872,000, an increase of $1,294,000, or 50.2% from the second quarter of 2012. The increase in net income for the second quarter of 2013 was due to several factors, including an increase in non-interest income and a decrease in non-interest expense. On a per share basis, net income per share was $1.17 for the first half of 2013, up from $.96 for the first half of 2012, an increase of 21.9%. Cash dividends increased to $.52 per share, up from $.50 in the first half of 2012, an increase of 4.0%.

Year-to-date net income annualized as of June 30, 2013, amounted to a return on average common equity of 12.19%, a return on tangible equity of 14.91% and a return on assets of 1.57%. For the six months ended June 30, 2012, these measures were 10.78%, 13.43%, and 1.26%, respectively, on an annualized basis.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the second quarter of 2013, interest income amounted to $7,824,000, a decrease of $1,017,000 or 11.5% from the second quarter of 2012, while interest expense amounted to $1,229,000 in the second quarter of 2013, a decrease of $486,000, or 28.3% from the second quarter of 2012. As a result, net interest income decreased $531,000 or 7.5% in the second quarter of 2013 to $6,595,000 from $7,126,000 in the second quarter of 2012.

Our net interest margin for the six months ended June 30, 2013 was 3.89% compared to 4.09% for the six months ended June 30, 2012.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the first half of 2013 was $600,000 as compared to $800,000 for the first half of 2012. The decrease in the provision for loan losses resulted from the Bank’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Net charge-offs for the six months ended June 30, 2013 and 2012 were $442,000 and $905,000, respectively. See Allowance for Loan Losses on Page 37 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $3,765,000 for the quarter ended June 30, 2013, as compared to $2,193,000 for the quarter ended June 30, 2012, an increase of $1,572,000, or 71.7%. The primary reason for the increase was net gains on sales of investment securities of $2,412,000, an increase of $1,435,000 over the second quarter of 2012. The Bank has taken gains and losses in the portfolio, primarily in municipal securities, to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

Excluding investment securities gains and losses, non-interest income was $1,353,000 for the second quarter of 2013, an increase of $137,000, or 11.3% from the second quarter of 2012. This increase was driven by an increase in service charges and fees of $109,000 and an increase in Trust Department income of $22,000 as compared to the second quarter of 2012.

NON-INTEREST EXPENSE

Total non-interest expense was $5,277,000 for the quarter ended June 30, 2013, as compared to $5,807,000 for the quarter ended June 30, 2012. Non-interest expense was down $530,000, or 9.1%. Salaries and employee benefits rose by $138,000, or 5.4%. These increases reflect additional employee and benefit costs associated with several new employees including a Residential Mortgage Consultant and a Training Director, among others. Also, medical insurance costs have risen for the period. Further, non-interest expense was lower due to decreased costs related to collections, prepayment penalties and other real estate owned.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $5,428,000, or 54.3% of total non-interest expense for the six months ended June 30, 2013, as compared to 50.0% for the six months of 2012. Net occupancy, furniture and equipment, and computer expense amounted to $1,639,000 for the six months ended June 30, 2013, an increase of $199,000, or 13.8%. Other non-interest expense, including the FHLB prepayment penalty, ATM and debit card fees, FDIC insurance, professional services and state shares tax amounted to $2,937,000 for the six months ended June 30, 2013, a decrease of $823,000, or 21.9% as compared to the six months of 2012. Non-interest expense in the first six months of 2013 is approximately 2.5% of average assets on an annualized basis, which places us among the leaders of our peer financial institutions at controlling total non-interest expense.

INCOME TAXES

Effective tax planning has helped produce favorable net income. Income tax expense amounted to $1,478,000 for the six months ended June 30, 2013, as compared to $1,117,000 for the six months ended June 30, 2012, an increase of $361,000. The effective total income tax rate was 18.8% for the first half of 2013 as compared to 17.6% for the first half of 2012. The increase in the effective tax rate was due to the increase in net gains on sales of investment securities. The Corporation looks to maximize its tax-exempt income derived from both tax-free loans and tax-free municipal securities.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

Total assets increased to $844,262,000 as of June 30, 2013, an increase of $24,296,000 from year-end 2012. As of June 30, 2013, total deposits amounted to $636,633,000, an increase of 4.6% from year-end 2012.

Net loans increased by $3,530,000 or 0.8%. Loan demand continues to be weak; however, the Bank has seen an increase in loan originations. Several large loan payoffs have impacted balances during the first half of the year.

Cash balances decreased compared to year-end 2012 due to the timing of collections of outstanding cash items from other institutions.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the first half of 2013 by $2,810,000 to $102,399,000 from $99,589,000 as of December 31, 2012. Borrowings rose as a result of increases in loans and the investment portfolio during the quarter.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 91.5% at June 30, 2013, compared to 91.3% at June 30, 2012. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, loans, net of unearned income, increased to $436,584,000 as of June 30, 2013, up $3,688,000, or 0.9% since year-end 2012. The loan portfolio continues to be diversified. Overall asset quality has remained consistent with non-performing assets increasing since year-end 2012. Total non-performing assets were $4,561,000 as of June 30, 2013, an increase of $778,000, or 20.6% from the $3,783,000 reported in non-performing assets as of December 31, 2012. Total allowance for loan losses to total non-performing assets was 130.0% as of June 30, 2013 and 152.6% at December 31, 2012.

In addition to loans, another primary earning asset is our overall investment portfolio, which increased in size from December 31, 2012, to June 30, 2013. Held-to-maturity securities amounted to $2,551,000 as of June 30, 2013, a decrease of $10,000 from December 31, 2012. Available-for-sale securities amounted to $312,461,000 as of June 30, 2013, an increase of $11,266,000 from year-end 2012. Interest-bearing deposits in other banks decreased as of June 30, 2013, to $5,705,000 from $10,882,000 at year-end 2012.

LOANS

Total loans, net of unearned income, increased to $436,584,000 as of June 30, 2013 as compared to a balance of $432,896,000 as of December 31, 2012. The Table on page 19 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans, net of unearned income, increased $3,688,000, or 0.9% in the first six months of 2013.

The generally weak economy and resultant decline in loan demand accounted for marginal growth in the loan portfolio from December 31, 2012 to June 30, 2013. The Commercial and Industrial portfolio decreased $1,094,000 to $27,620,000 as of June 30, 2013 as compared to $28,714,000 as of December 31, 2012. The decrease was attributed to weak new loan originations, which were offset by loan payoffs along with typical loan amortizations. The Tax-exempt portfolio increased $7,245,000 to $36,437,000 as of June 30, 2013 as compared to $29,192,000 as of December 31, 2012. The increase was attributed to new loan originations totaling $10,600,000, which were offset by a payoff of $2,512,000, along with typical amortizations. The Residential Real Estate portfolio increased slightly to $147,289,000 as of June 30, 2013, as compared to $147,011,000 as of December 31, 2012. The marginal growth was attributed to originating and selling $18.4 million of new originations to the secondary market during the first six months of 2013. The Corporation expects to continue originating and selling certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from servicing of mortgages sold in the secondary market. The Commercial Real Estate portfolio decreased $2,443,000 to $218,895,000 as of June 30, 2013, as compared to $221,338,000 as of December 31, 2012. The decrease was primarily the result of receiving $10,400,000 in loan pay-offs, plus typical portfolio amortizations. Other than the payoffs mentioned above, competition for available loans further hinders new loan originations. The Consumer portfolio decreased $424,000 to $6,049,000 as of June 30, 2013, as compared to $6,473,000 as of December 31, 2012. The decrease was primarily the result of new originations being outpaced by loan payoffs, and portfolio amortizations. During the first six months of 2013, 241 new consumer loans were originated while 336 payoffs were recorded. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $282,952,000 of which $223,114,000 or 51.1% of gross loans is secured by commercial real estate.

The largest relationship is a manufacturing/fabrication company and its related entities. The company has a long history of successful operations dating back to 1980. The relationship had outstanding loan balances and unused commitments of $9,052,000 at June 30, 2013. The debt consists of approximately $6,557,000 in term debt secured by various real estate holdings, and approximately $2,495,000 in operating lines of credit secured by business assets and guaranties.

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

The third largest relationship is a real estate development company and its related entities, specializing in the design, construction, and management of multi-tenant residential housing. The company was established in the late 1980s. The relationship had outstanding loan balances of $8,232,000 at June 30, 2013, and is secured primarily by income producing multi-tenant real estate.

The fourth largest relationship consisted of the net balance of $8,216,000 after participation shares sold of $2,917,000. This relationship is comprised of several first lien mortgages relating to office and professional rental properties and a $5,000,000 line of credit to a planned residential community. The principal and related companies have been involved in real estate development since 1974, and have successfully developed residential communities, medical office facilities, and professional office facilities. The entire relationship is secured by a combination of real estate and marketable securities.

The fifth largest relationship is a real estate holding company established in 2006 and its related entities. The company was formed to construct and manage a multi-tenant medical complex, housing offices of medical practitioners, social services providers, and other related services. The relationship had outstanding loan balances of $8,001,000 as of June 30, 2013. The loans are secured primarily by income producing commercial real estate and perfected by a security interest in business assets.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $428,203,000 or 98.1% of gross loans are graded Pass; $2,538,000 or 0.6% are graded Special Mention; $5,549,000 or 1.3% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 3 — Loans for risk grading tables.

Overall, non-pass grades decreased at June 30, 2013 to $8,087,000 as compared to year-end December 31, 2012 of $8,484,000. Commercial and Industrial non-pass grades decreased to $583,000 as of June 30, 2013 as compared to $916,000 as of December 31, 2012. Commercial Real Estate non-pass grades decreased to $6,158,000 as of June 30, 2013 as compared to $6,241,000 as of December 31, 2012. The Residential Real Estate and Consumer Loans non-pass grades increased to $1,346,000 as of June 30, 2013 as compared to $1,327,000 as of December 31, 2012.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	June 30,	December 31,
	2013	2012
Commercial and Industrial	$27,620	$28,714
Tax exempt - real estate and other	36,437	29,192
Commercial real estate	218,895	221,338
Residential real estate	147,289	147,011
Consumer	6,049	6,473
Gross loans	436,290	432,728
Add (deduct): Unearned discount and	(116)	(170)
Net deferred loan fees and costs	410	338
Total loans, net of unearned income	$436,584	$432,896

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of June 30, 2013, the allowance for loan losses was $5,930,000 as compared to $5,772,000 as of December 31, 2012. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the six month period and the year. In the first six months of 2013, net charge-offs as a percentage of average loans was 0.1%. For the twelve month period ended December 31, 2012, net charge-offs as a percentage of average loans was 0.4%. Net charge-offs amounted to $442,000 for the first six months of 2013 as compared to $1,757,000 for the twelve months ended December 31, 2012, and $905,000 for the first six months of 2012. The decrease in net charge-offs in the first six months of 2013 as compared to the first six months of 2012 related primarily to decreased losses in Commercial Real Estate loans and Commercial and Industrial loans. During the first six months of 2013, $271,000 in Commercial Real Estate loans were charged off as compared to $520,000 for the first six months of 2012. Also, for the first six months of 2013, there were no Commercial and Industrial loans charged off as compared to $243,000 in the first six months of 2012.

For the first half of 2013, the provision for loan losses was $600,000 as compared to $800,000 for the first half of 2012. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $5,930,000 of which 11.8% was attributed to the Commercial and Industrial component; 47.8% attributed to the Commercial Real Estate component; 24.4% attributed to the Residential Real Estate component (primarily residential mortgages); 1.3% attributed to the Consumer component; and 14.7% being the unallocated component (refer to the activity in the allowance for loan losses table in Note 3 – Loans on page 19). The Allowance for loan losses increased to $5,930,000 as of June 30, 2013, as compared to $5,772,000 as of December 31, 2012. The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of June 30, 2013.

Analysis of Allowance for Loan Losses

(Amounts in thousands)

	June 30,	December 31,	June 30,
	2013	2012	2012
Balance at beginning of period	$5,772	$5,929	$5,929
Charge-offs:
Commercial and Industrial	0	264	243
Real estate – commercial and residential	446	1,481	691
Consumer	22	87	28
	468	1,832	962
Recoveries:
Commercial and Industrial	19	23	15
Real estate – commercial and residential	4	23	21
Consumer	3	29	21
	26	75	57

Net charge-offs	442	1,757	905
Additions charged to operations	600	1,600	800
Balance at end of period	$5,930	$5,772	$5,824

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.40%	0.22%
Allowance for loan losses to average loans outstanding during the period	1.38%	1.36%	1.39%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.38% at June 30, 2013, 1.36% at December 31, 2012 and 1.39% at June 30, 2012.

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

Allocation of Allowance for Loan Losses

(Amounts in thousands)	June 30,			December 31,
	2013			2012
Commercial and Industrial	$700	13.8	%*	$573	11.4	%*
Real estate – commercial and residential	4,282	84.7	%*	4,361	87.0	%*
Consumer	76	1.5	%*	80	1.6	%*
Unallocated	872	N/A	*	758	N/A	*
	$5,930	100.0	%*	$5,772	100.0	%*

*Percentage of allocation in each category to total in the Allowance for Loan Loss Analysis, excluding unallocated.

NON-PERFORMING ASSETS

The Non-Performing Assets table on page 41 details the Corporation’s non-performing assets as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that we would not otherwise consider. Modifications to loans classified as a TDR generally include reductions in contractual interest rates, principal deferment and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets increased $778,000 to $4,561,000 as of June 30, 2013 as compared to $3,783,000 as of December 31, 2012. The economy, in particular, high unemployment, weak job markets, unsettled fuel prices, rising energy costs, lack of disposable income, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its commercial real estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Losses on commercial real estate loans, which increased in 2012, have slowed through the second quarter of 2013. Impaired loans increased $1,625,000 to $3,988,000 as of June 30, 2013 as compared to $2,363,000 as of December 31, 2012. Foreclosed assets held for resale increased to $515,000 as of June 30, 2013 as compared to $468,000 as of December 31, 2012. The increase was the result of the sale of one residential property of $325,000 and one commercial real estate property of $48,000 offset by the addition of two commercial real estate properties totaling $420,000. Loans past-due 90 days or more and still accruing interest decreased to $58,000 as of June 30, 2013 as compared to $952,000 as of December 31, 2012. The decrease was a result of two residential mortgage loans paid off during the first quarter coupled with the addition of three related loans, including two Commercial and Industrial loans with outstanding balances totaling $46,000 and one consumer loan with a balance of $12,000. Non-performing assets to period end loans and foreclosed assets was 1.0% at June 30, 2013 and 0.9% at December 31, 2012. Total non-performing assets to total assets was 0.5% as of June 30, 2013 and 0.5% as of December 31, 2012. Additional detail can be found on page 41 Non-Performing Assets table and page 25 in the Financing Receivables on non-accrual status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Impaired loans were $3,988,000 at June 30, 2013 and $2,363,000 at December 31, 2012. The largest relationship is represented by one loan carrying a balance of $1,469,000, secured by three commercial real estate properties and a personal residence. This is a participation facility that was purchased in 2006. The quarter-end valuation carried a net realizable value of $7,450,000, after estimated average appraisal adjustments and costs to sell of 23%, resulting in a specific allocation of $0. The second largest relationship is represented by four loans carrying a balance of $517,000 secured by commercial real estate. The quarter-end valuation carried a net realizable value of $563,000, after average estimated appraisal adjustments and costs to sell of 27%, resulting in a specific allocation of $0. The third largest relationship is represented by one loan carrying a balance of $356,000, secured by commercial real estate. The quarter-end valuation carried a net realizable value $245,000, after average estimated appraisal adjustments and costs to sell of 49%, resulting in a specific allocation of $111,000. The estimated appraisal adjustments and costs to sell percentages are determined based upon the market area in which the real estate securing the loan is located and therefore can differ from one loan to another. Of the $3,988,000 in impaired loans, none are located outside of our primary market area.

Loans categorized as TDRs carried an unpaid balance of $3,397,000 as of June 30, 2013 as compared to $0 as of December 31, 2012. The increase was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio. All of the restructured loans were classified in the commercial real estate portfolio. Four loans are performing under the terms of the debt restructurings, four loans are non-performing under the terms of the debt restructurings, and one loan was paid off during the second quarter of 2013. The troubled debt restructuring modifications consisted of one term modification beyond the original stated term, two interest rate modifications, and six payment modifications. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of June 30, 2013, no specific allocations were attributable to the TDRs. For TDRs that default, the Bank determines a reserve amount in accordance with the Bank’s policy for allowance for loan losses.

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

Improving loan quality is a priority. We actively work with borrowers to resolve credit problems and will continue our close monitoring efforts through the remainder of 2013. Excluding the assets disclosed in the Non-Performing Assets table on page 41 and the Troubled Debt Restructurings section in Note 3 – Loans, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

Interest income received on non-performing loans for the first half of 2013 and for the year ended December 31, 2012 was $19,000 and $34,000, respectively. Interest income, which would have been recorded on these loans under the original terms as of June 30, 2013 and December 31, 2012, was $336,000 and $279,000, respectively. At June 30, 2013 and December 31, 2012, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of June 30, 2013 and December 31, 2012, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-performing Assets

(Amounts in thousands)
	June 30,	December 31,
	2013	2012
Non-performing assets
Impaired loans	$3,988	$2,363
Foreclosed assets held for resale	515	468
Loans past-due 90 days or more and still accruing interest	58	952
Total non-performing assets	$4,561	$3,783

Impaired loans
Non-performing loans	$3,988	$2,363
Allocated allowance for loan losses	(236)	(223)
Net investment in impaired loans	$3,752	$2,140

Impaired loans with a valuation allowance	$593	$463
Impaired loans without a valuation allowance	3,395	1,900
Total impaired loans	$3,988	$2,363

Allocated valuation allowance related to impaired loans	$236	$223

Allocated valuation allowance as a percent of impaired loans	5.9%	9.4%
Impaired loans to loans net of unearned discount	0.9%	0.6%
Non-performing assets to period-end loans and foreclosed assets	1.0%	0.9%
Total non-performing assets to total assets	0.5%	0.5%
Allowance for loan losses to impaired loans	148.7%	244.3%
Allowance for loan losses to total non-performing assets	130.0%	152.6%

Real estate mortgages comprise 84.8% of the loan portfolio as of June 30, 2013, as compared to 86.0% as of December 31, 2012. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately each three to five years and are also concentrated in our market area. The Corporation’s loss exposure on its non-performing loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Total deposits increased $27,799,000 to $636,633,000 as of June 30, 2013 as non-interest bearing deposits increased by $5,520,000 and interest bearing deposits increased by $22,279,000 from year-end 2012. Total short-term and long-term borrowings increased to $102,399,000 as of June 30, 2013, from $99,589,000 at year-end 2012, an increase of $2,810,000, or 2.8%.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. During the first six months of the year, net income less dividends paid increased capital by $3,545,000. Accumulated other comprehensive income derived from net unrealized gains (losses) on investment securities available-for-sale also impacts capital. At December 31, 2012, accumulated other comprehensive income was $12,528,000. Unrealized gains and losses, net of taxes, stood at $3,354,000 at June 30, 2013, a decline of $9,174,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the second quarter of 2013 at an overall net gain of $2,412,000. These fluctuations from net unrealized gains (losses) on investment securities available-for-sale do not affect regulatory capital.

The Corporation had 236,683 and 237,183 shares of common stock at June 30, 2013 and December 31, 2012, as treasury stock. This had an effect of reducing our total stockholders’ equity by $5,873,000 as of June 30, 2013, and $5,890,000 as of December 31, 2012. Beginning in June 2012, the Corporation began issuing common stock for new shares purchased by participants in the Corporation’s Dividend Reinvestment Program (“DRIP”). Prior to that, shares needed to fill purchase orders through the DRIP were acquired on the open market. This change was made to reduce the volatility in stock price, which occurred because of large quarterly purchases and to augment capital formation.

Total stockholders’ equity was $98,217,000 as of June 30, 2013, and $103,330,000 as of December 31, 2012. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2013, our leverage ratio was 9.27% compared to 8.97% as of December 31, 2012. In addition, Tier I risk based capital and total risk based capital ratio as of June 30, 2013, were 13.40% and 14.51%, respectively. The same ratios as of December 31, 2012 were 13.33% and 14.46%, respectively.

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

The following tables represent scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of June 30, 2013 and December 31, 2012.

(Amounts in thousands)
	Less than	1 - 3	3 - 5	Over
Contractual Obligations June 30, 2013	1 Year	Years	Years	5 Years	Total

Time deposits	$167,946	$60,016	$29,785	$0	$257,747
Securities sold under agreement to repurchase	18,698	0	0	0	18,698
FHLB borrowings	53,226	5,000	10,000	15,000	83,226
Commitments to grant loans[1]	18,631	0	0	0	18,631
Commitments to fund loans for secondary market mortgages[1]	593	0	0	0	593
Unfunded commitments on lines of credit[1]	48,119	3,151	0	0	51,270
Financial standby letters of credit[1]	720	0	0	0	720
Performance standby letters of credit[1]	3,971	0	0	0	3,971
Purchase and building commitments	1,315	0	0	0	1,315
Commitments to purchase investment securities	3,325	0	0	0	3,325
Operating lease obligations	120	151	115	2,737	3,123
Capital lease obligations	132	263	176	0	571
	$316,796	$68,581	$40,076	$17,737	$443,190

1The Corporation does not expect all of the commitments and letters of credit to be fully funded. The total commitments amount related to these contractual obligations does not necessarily represent future cash requirements.

(Amounts in thousands)
	Less than	1 - 3	3 - 5	Over
Contractual Obligations December 31, 2012	1 Year	Years	Years	5 Years	Total

Time deposits	$144,283	$73,785	$29,695	$0	$247,763
Securities sold under agreement to repurchase	17,059	0	0	0	17,059
FHLB borrowings	45,010	12,000	5,000	20,000	82,010
Commitments to grant loans[1]	11,242	0	0	0	11,242
Commitments to fund loans for secondary market mortgages[1]	2,828	0	0	0	2,828
Unfunded commitments on lines of credit[1]	46,110	3,473	0	0	49,583
Financial standby letters of credit[1]	720	0	0	0	720
Performance standby letters of credit[1]	3,714	0	0	0	3,714
Purchase and building commitments	840	0	0	0	840
Operating lease obligations	142	186	112	2,766	3,206
Capital lease obligations	132	264	240	0	636
	$272,080	$89,708	$35,047	$22,766	$419,601

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Corporation’s quantitative and qualitative market risks since December 31, 2012. The composition of rate sensitive assets and rate sensitive liabilities as of June 30, 2013 is very similar to December 31, 2012. For more information, please refer to Part II - Item 7A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.   Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2013.

b)	Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2013	0	0	0	120,000
May 1 — May 31, 2013	0	0	0	120,000
June 1 — June 30, 2013	0	0	0	120,000
Total	0	0	0	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 11, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

FIRST KEYSTONE CORPORATION
Registrant

August 8, 2013	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2013	/s/ Diane C.A. Rosler
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

