Form 10-Q
period 2013-09-30
FIRST KEYSTONE CORP
filed 2013-11-07
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Common Stock, $2 Par Value, 5,511,239 shares as of November 5, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$8,331	$10,038
Interest-bearing deposits in other banks	1,358	10,882
Total cash and cash equivalents	9,689	20,920
Investment securities available-for-sale	315,275	296,312
Investment securities held-to-maturity (estimated fair value 2013- $1,560; 2012 - $2,599)	1,546	2,561
Restricted securities at cost - available-for-sale	3,480	4,883
Loans, net of unearned income	445,652	432,896
Allowance for loan losses	(6,000)	(5,772)
Net loans	439,652	427,124
Premises and equipment, net	21,026	19,363
Accrued interest receivable	3,868	4,060
Cash surrender value of bank owned life insurance	20,387	19,869
Investments in real estate ventures	1,334	1,480
Goodwill	19,133	19,133
Core deposit intangible, net	463	668
Prepaid FDIC insurance	0	1,002
Foreclosed assets held for resale	480	468
Deferred income taxes	1,271	5
Other assets	2,088	2,118
TOTAL ASSETS	$839,692	$819,966

LIABILITIES
Deposits:
Non-interest bearing	$82,279	$76,418
Interest bearing	583,804	532,416
Total deposits	666,083	608,834
Short-term borrowings	24,553	55,069
Long-term borrowings	47,453	44,520
Accrued interest and other expenses	3,511	2,902
Deferred income taxes	36	4,612
Other liabilities	563	699
TOTAL LIABILITIES	$742,199	$716,636

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2013 and 2012; issued 0 in 2013 and 2012	$0	$0
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2013 and 2012; issued 5,746,388 in 2013 and 5,717,400 in 2012	11,493	11,435
Surplus	31,397	30,725
Retained earnings	58,802	54,532
Accumulated other comprehensive income	1,640	12,528
Treasury stock, at cost, 235,646 in 2013 and 237,183 in 2012	(5,839)	(5,890)

TOTAL STOCKHOLDERS’ EQUITY	97,493	103,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$839,692	$819,966

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

(Amounts in thousands, except per share data)

	2013	2012
INTEREST INCOME
Interest and fees on loans	$5,182	$5,534
Interest and dividend income on investment securities	2,486	2,987
Interest on deposits in banks	0	1
Total interest income	$7,668	$8,522

INTEREST EXPENSE
Interest on deposits	$920	$1,065
Interest on short-term borrowings	34	29
Interest on long-term borrowings	293	382
Total interest expense	$1,247	$1,476

Net interest income	$6,421	$7,046
Provision for loan losses	133	400
Net interest income after provision for loan losses	$6,288	$6,646

NON-INTEREST INCOME
Trust department	$213	$193
Service charges and fees	353	313
Bank owned life insurance income	171	179
ATM fees and debit card income	258	239
Gains on sales of mortgage loans	77	332
Investment securities gains (losses) - net	264	477
Other	61	153
Total non-interest income	$1,397	$1,886

NON-INTEREST EXPENSE
Salaries and employee benefits	$2,822	$2,602
Occupancy, net	368	398
Furniture and equipment	131	202
Computer expense	264	277
Professional services	134	135
State shares tax	204	193
FDIC insurance	108	120
ATM and debit card fees	129	121
Other	759	1,128
Total non-interest expense	$4,919	$5,176

Income before income tax expense	$2,766	$3,356
Income tax expense	611	592
NET INCOME	$2,155	$2,764

PER SHARE DATA
Net income per share:
Basic	$.39	$.51
Diluted	.39	.51
Cash dividends per share	.26	.25

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

(Amounts in thousands, except per share data)

	2013	2012
INTEREST INCOME
Interest and fees on loans	$15,488	$16,833
Interest and dividend income on investment securities	7,845	9,456
Interest on deposits in banks	3	1
Total interest income	$23,336	$26,290

INTEREST EXPENSE
Interest on deposits	$2,716	$3,528
Interest on short-term borrowings	83	88
Interest on long-term borrowings	923	1,482
Total interest expense	$3,722	$5,098

Net interest income	$19,614	$21,192
Provision for loan losses	733	1,200
Net interest income after provision for loan losses	$18,881	$19,992

NON-INTEREST INCOME
Trust department	$625	$561
Service charges and fees	1,030	885
Bank owned life insurance income	518	546
ATM fees and debit card income	744	730
Gains on sale of mortgage loans	517	738
Investment securities gains (losses) - net	2,944	1,484
Other	306	339
Total non-interest income	$6,684	$5,283

NON-INTEREST EXPENSE
Salaries and employee benefits	$8,250	$7,794
Occupancy, net	1,145	1,072
Furniture and equipment	491	445
Computer expense	766	800
Professional services	375	447
State shares tax	612	564
FDIC insurance	317	375
ATM and debit card fees	384	348
FHLB prepayment penalties	345	811
Other	2,238	2,912
Total non-interest expense	$14,923	$15,568

Income before income tax expense	$10,642	$9,707
Income tax expense	2,089	1,709
NET INCOME	$8,553	$7,998

PER SHARE DATA
Net Income Per Share:
Basic	$1.56	$1.47
Diluted	1.56	1.47
Cash dividends per share	.78	.75

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands, except shares)

						Accumulated
				Compre-		Other
	Common Stock			hensive	Retained	Comprehensive	Treasury
	Shares	Amount	Surplus	Income	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2012	5,717,400	$11,435	$30,725		$54,532	$12,528	$(5,890)	$103,330
Comprehensive Income:
Net Income				$8,553	8,553			8,553
Change in net unrealized gains (losses) on investment securities available-for- sale, net of reclassification adjustment and tax effects				(10,888)		(10,888)		(10,888)
Total comprehensive income				$(2,335)
Issuance of common stock under dividend reinvestment and stock purchase plans	28,988	58	690		(666)			82
Issuance of 1,537 shares of treasury stock upon exercise of employee stock options			(18)				51	33
Cash dividends - $.78 per share					(3,617)			(3,617)
Balance at September 30, 2013	5,746,388	$11,493	$31,397		$58,802	$1,640	$(5,839)	$97,493

Balance at December 31, 2011	5,687,767	$11,375	$30,157		$49,872	$7,757	$(6,069)	$93,092
Comprehensive Income:
Net Income				$7,998	7,998			7,998
Change in net unrealized gains (losses) on investment securities available-for- sale, net of reclassification adjustment and tax effects				4,715		4,715		4,715
Total comprehensive income				$12,713
Issuance of common stock under dividend reinvestment and stock purchase plans	19,628	40	439					479
Issuance of 4,028 shares of treasury stock upon exercise of employee stock options			(70)				135	65
Cash dividends - $.75 per share					(4,088)			(4,088)
Balance at September 30, 2012	5,707,395	$11,415	$30,526		$53,782	$12,472	$(5,934)	$102,261

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$2,155	$2,764	$8,553	$7,998
Other comprehensive income (losses):
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period	(2,317)	3,088	(13,512)	8,651
Less reclassification adjustment for net gains (losses) realized in income	264	477	2,944	1,484
Change in unrealized gains (losses) before tax effect	(2,581)	2,611	(16,456)	7,167
Tax effects	867	(897)	5,568	(2,452)
Net change in unrealized gains (losses)	(1,714)	1,714	(10,888)	4,715
Comprehensive Income	$441	$4,478	$(2,335)	$12,713

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

(Amounts in thousands)	2013	2012
OPERATING ACTIVITIES
Net income	$8,553	$7,998
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	733	1,200
Depreciation and amortization	924	837
Premium amortization on investment securities	1,615	913
Discount accretion on investment securities	(282)	(676)
Core deposit discount amortization net of accretion	205	212
Deferred (benefit) income tax provision	(274)	(434)
(Gains) losses on sales of mortgage loans originated for resale	(517)	(738)
Proceeds from sales of mortgage loans originated for resale	22,737	23,301
Originations of mortgage loans originated for resale	(22,576)	(24,499)
(Gains) losses on sales of investment securities	(2,680)	(1,484)
(Gains) losses on sales of foreclosed assets held for resale	(70)	195
Decrease (increase) in accrued interest receivable	192	156
(Increase) decrease in cash surrender value of bank owned life insurance	(518)	(546)
Losses (gains) on disposal of premises and equipment	138	0
Decrease (increase) in other assets – net	56	(327)
Decrease (increase) in prepaid FDIC insurance	1,002	325
Increase (decrease) in accrued interest and other expenses	609	131
(Decrease) increase in other liabilities - net	(239)	(408)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$9,608	$6,156

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	$56,680	$36,737
Proceeds from maturities and redemptions of investment securities available-for-sale	30,215	27,894
Purchases of investment securities available-for-sale	(120,964)	(25,473)
Proceeds from maturities and redemptions of investment securities held-to-maturity	1,012	14
Proceeds from the redemption of restricted securities	3,954	968
Purchases of restricted securities	(2,551)	(206)
Net (increase) decrease in loans	(13,251)	(15,007)
Purchases of premises and equipment	(2,540)	(5,795)
Proceeds from sales of foreclosed assets held for resale	468	852
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(46,977)	$19,984

FINANCING ACTIVITIES
Net increase (decrease) in deposits	$57,249	$5,883
Net (decrease) increase in short-term borrowings	(30,516)	(14,118)
Proceeds from long-term borrowings	10,000	10,000
Repayment of long-term borrowings	(7,067)	(23,799)
Proceeds from issuance of common stock	56	65
Proceeds from issuance of treasury stock	33	246
Cash dividends paid	(3,617)	(3,879)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$26,138	$(25,602)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(11,231)	$538
CASH AND CASH EQUIVALENTS, BEGINNING	20,920	10,179
CASH AND CASH EQUIVALENTS, ENDING	$9,689	$10,717

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for:
Cash paid during period for interest	$3,819	$5,355
Cash paid for income taxes	1,086	1,726

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Central Bankers Bank (“ACBB”). These securities do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At September 30, 2013, the Corporation held $3,445,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2012, the Corporation held $4,848,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at September 30, 2013 and December 31, 2012.

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

Residential mortgage loans held for resale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse.

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

In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. This allowance is estimated by management and if deemed necessary, the allowance would be classified in other liabilities on the consolidated balance sheets. As of September 30, 2013 and December 31, 2012, an allowance for possible credit losses on off-balance sheet credit exposures was not recorded.

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

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. The real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets on the consolidated balance sheets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in non-interest income and expense on the consolidated statements of income. The total of foreclosed real estate properties amounted to $480,000 at September 30, 2013 and $468,000 at December 31, 2012.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (“BOLI”) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

Investments in Real Estate Ventures

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $284,000 in 2013 and $277,000 in 2012, and the amortization of the investments in the limited partnerships were $146,000 for the nine months ended September 30, 2013 and $138,000 for the nine months ended September 30, 2012.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2008. At September 30, 2013 and December 31, 2012, the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as non-interest expense. At September 30, 2013 and December 31, 2012, the Corporation does not have any amounts accrued for interest and/or penalties.

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has evaluated the goodwill included in its consolidated balance sheet at December 31, 2012, and has determined there was no impairment as of that date or as of September 30, 2013. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired. The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party. Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party. The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing. The Corporation has evaluated the core deposit intangible included in its consolidated balance sheet at December 31, 2012 and has determined there was no impairment as of that date or as of September 30, 2013. No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock Based Compensation

The Corporation adopted a stock option incentive plan in 1998. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes Option Pricing Model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. The Plan expired in 2008, and therefore, no stock options are available for issuance. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 4,823 exercisable options issued and outstanding as of September 30, 2013.

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

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine months ended September 30, 2013 and 2012, was $279,000 and $216,000, respectively.

Reclassifications

The Corporation reclassified certain immaterial amounts in the consolidated statements of income. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

NOTE 2 — INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at September 30, 2013 and December 31, 2012:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$81,496	$1,044	$(1,230)	$81,310
Other	23,494	228	(18)	23,704
Obligations of state and political subdivisions	155,574	5,100	(2,597)	158,077
Corporate securities	50,608	449	(1,257)	49,800
Marketable equity securities	1,533	851	0	2,384
Restricted equity securities	3,480	0	0	3,480
Total	$316,185	$7,672	$(5,102)	$318,755

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$76	$3	$0	$79
Other	1,000	10	0	1,010
Obligations of state and political subdivisions	470	1	0	471
Total	$1,546	$14	$0	$1,560

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$41,946	$2,090	$(193)	$43,843
Other	29,076	159	(203)	29,032
Obligations of state and political subdivisions	160,829	16,163	(39)	176,953
Corporate securities	43,902	673	(68)	44,507
Marketable equity securities	1,533	454	(10)	1,977
Restricted equity securities	4,883	0	0	4,883
Total	$282,169	$19,539	$(513)	$301,195

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$88	$4	$0	$92
Other	2,006	24	0	2,030
Obligations of state and political subdivisions	467	10	0	477
Total	$2,561	$38	$0	$2,599

Securities Available-for-Sale with an aggregate fair value of $195,467,000 at September 30, 2013 and $165,810,000 at December 31, 2012; and securities Held-to-Maturity with an aggregate book value of $1,077,000 at September 30, 2013 and $1,094,000 at December 31, 2012, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $146,427,000 at September 30, 2013 and $94,101,000 at December 31, 2012.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at September 30, 2013 and December 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)

	September 30, 2013
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$4,521	$446	$0	$0	$14,056
Estimated fair value	4,554	451	0	0	14,110
Weighted average yield	0.96%	5.83%	0	0	1.75%
1 - 5 Years:
Amortized cost	3,561	6,025	0	0	13,074
Estimated fair value	3,593	6,326	0	0	13,418
Weighted average yield	0.87%	4.39%	0	0	2.67%
5 - 10 Years:
Amortized cost	11,666	43,893	0	0	23,478
Estimated fair value	11,854	43,128	0	0	22,272
Weighted average yield	2.27%	3.52%	0	0	3.10%
After 10 Years:
Amortized cost	85,242	105,210	1,533	3,480	0
Estimated fair value	85,013	108,172	2,384	3,480	0
Weighted average yield	1.98%	6.11%	3.85%	0.53%	0
Total:
Amortized cost	$104,990	$155,574	$1,533	$3,480	$50,608
Estimated fair value	105,014	158,077	2,384	3,480	49,800
Weighted average yield	1.93%	5.31%	3.85%	0.53%	2.62%

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

(Amounts in thousands)

	September 30, 2013
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Held-To-Maturity:
Within 1 Year:
Amortized cost	$0	$0	$0	$0	$0
Estimated fair value	0	0	0	0	0
Weighted average yield	0	0	0	0	0
1 - 5 Years:
Amortized cost	1,076	0	0	0	0
Estimated fair value	1,089	0	0	0	0
Weighted average yield	0.88%	0	0	0	0
5 - 10 Years:
Amortized cost	0	0	0	0	0
Estimated fair value	0	0	0	0	0
Weighted average yield	0	0	0	0	0
After 10 Years:
Amortized cost	0	470	0	0	0
Estimated fair value	0	471	0	0	0
Weighted average yield	0	8.69%	0	0	0
Total:
Amortized cost	$1,076	$470	$0	$0	$0
Estimated fair value	1,089	471	0	0	0
Weighted average yield	0.88%	8.69%	0	0	0

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at September 30, 2013. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from sale of investments in Available-for-Sale debt and equity securities during the third quarter of 2013 and 2012 were $12,114,000 and $9,829,000, respectively. Gross gains realized on these sales were $332,000 and $477,000, respectively. Gross losses on these sales were $68,000 and $0, respectively. There were no impairment losses in 2013 and 2012.

There were no proceeds from sale of investments in Held-to-Maturity debt and equity securities during the third quarter of 2013 and 2012. There were no gains or losses realized during these periods.

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

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be other-than-temporary impaired at September 30, 2013 and December 31, 2012.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of September 30, 2013 and December 31, 2012:

September 30, 2013

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$5,255	$18	$0	$0	$5,255	$18
Mortgage-backed securities	37,086	1,128	3,675	102	40,761	1,230
Municipal bonds	48,534	2,514	292	83	48,826	2,597
Corporate securities	20,729	1,257	0	0	20,729	1,257
Marketable equity securities	0	0	0	0	0	0
	$111,604	$4,917	$3,967	$185	$115,571	$5,102

December 31, 2012

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$12,519	$203	$0	$0	$12,519	$203
Mortgage-backed securities	10,174	193	0	0	10,174	193
Municipal bonds	1,651	14	338	25	1,989	39
Corporate securities	1,924	48	1,480	20	3,404	68
Marketable equity securities	312	10	0	0	312	10
	$26,580	$468	$1,818	$45	$28,398	$513

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”) or FNMA (“Federal National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 77 securities in an unrealized loss position as of September 30, 2013 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Securities with an unrealized loss that are determined to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss included in investment securities gains (losses) expense-net on the consolidated statements of income.

NOTE 3 — LOANS

Major classifications of loans at September 30, 2013 and December 31, 2012 consisted of:

(Amounts in thousands)

	September 30,	December 31,
	2013	2012
Commercial and Industrial	$26,498	$28,714
Tax-exempt – real estate and other	39,923	29,192
Commercial real estate	221,204	221,338
Residential real estate	151,273	143,002
Real estate mortgages - Held-for-sale	511	4,009
Consumer	5,884	6,473
Gross loans	445,293	432,728
Add (deduct): Unearned discount and	(102)	(170)
Net deferred loan fees and costs	461	338
Total loans, net of unearned income	$445,652	$432,896

Activity in the allowance for loan losses for the nine months ended September 30, 2013 and the year ended December 31, 2012:

(Amounts in thousands)

	September 30,	December 31,
	2013	2012
Balance at beginning of period	$ 5,772	$5,929
Provision charged to operations	733	1,600
Loans charged off	(538)	(1,832)
Recoveries	33	75
Balance at end of period	$6,000	$5,772

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

The credit quality indicators by loan segment are summarized below at September 30, 2013 and December 31, 2012:

	Commercial and		Commercial Real Estate
(Amounts in thousands)	Industrial		Construction
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Grade:
1-6 Pass	$61,574	$53,154	$5,010	$4,387
7 Special Mention	511	617	0	0
8 Substandard	24	299	0	0
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount and	0	0	0	0
Net deferred loan fees and costs	140	116	3	(2)
Loans, net of unearned income	$62,249	$54,186	$5,013	$4,385

			Residential Real Estate
	Commercial Real Estate		Including Home Equity
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Grade:
1-6 Pass	$214,071	$214,545	$150,206	$145,700
7 Special Mention	2,355	2,129	287	136
8 Substandard	4,080	4,112	1,291	1,176
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount and	0	0	0	0
Net deferred loan fees and costs	(33)	(15)	261	156
Loans, net of unearned income	$220,473	$220,771	$152,045	$147,168

			Loans,
	Consumer Loans		Net of Unearned Income
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012
Grade:
1-6 Pass	$5,881	$6,458	$436,742	$424,244
7 Special Mention	3	2	3,156	2,884
8 Substandard	0	13	5,395	5,600
9 Doubtful	0	0	0	0
Add (deduct): Unearned discount and	(102)	(170)	(102)	(170)
Net deferred loan fees and costs	90	83	461	338
Loans, net of unearned income	$5,872	$6,386	$445,652	$432,896

Commercial and Industrial and Commercial Real Estate include loans categorized as tax free loans.

The activity in the allowance for loan losses, by loan segment, is summarized below for the periods indicated.

(Amounts in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
Nine months ended September 30, 2013:
Allowance for Loan Losses:
Beginning balance	$573	$2,837	$1,524	$80	$758	$5,772
Charge-offs	(12)	(175)	(321)	(30)	0	(538)
Recoveries	19	0	5	9	0	33
Provision	217	176	355	15	(30)	733
Ending Balance	797	2,838	1,563	74	728	6,000
Ending balance: individually evaluated for impairment	0	177	15	0	0	192
Ending balance: collectively evaluated for impairment	$797	$2,661	$1,548	$74	$728	$5,808

Financing Receivables:
Ending Balance	$62,249	$225,486	$152,045	$5,872	$0	$445,652
Ending balance: individually evaluated for impairment	24	2,889	888	0	0	3,801
Ending balance: collectively evaluated for impairment	$62,225	$222,597	$151,157	$5,872	$0	$441,851

(Amounts in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
Year ended December 31, 2012:
Allowance for Loan Losses:
Beginning balance	$489	$3,507	$1,228	$137	$568	$5,929
Charge-offs	(264)	(1,077)	(404)	(87)	0	(1,832)
Recoveries	23	22	1	29	0	75
Provision	325	385	699	1	190	1,600
Ending Balance	573	2,837	1,524	80	758	5,772
Ending balance: individually evaluated for impairment	0	111	112	0	0	223
Ending balance: collectively evaluated for impairment	$573	$2,726	$1,412	$80	$758	$5,549

Financing Receivables:
Ending Balance	$54,186	$225,156	$147,168	$6,386	$0	$432,896
Ending balance: individually evaluated for impairment	248	1,312	803	0	0	2,363
Ending balance: collectively evaluated for impairment	$53,938	$223,844	$146,365	$6,386	$0	$430,533

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). Loans classified in troubled debt restructurings may or may not be placed on non-accrual status.

The outstanding balance of TDRs as of September 30, 2013 and December 31, 2012 was $4,128,000 and $0, respectively. The increase in TDRs was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio. As of September 30, 2013, there were no unfunded commitments on any TDRs.

During the third quarter of 2013, three loans with a combined post modification balance of $811,000 were classified as TDRs, as compared to the third quarter of 2012, when no loans were classified as TDRs. For the nine months ended September 30, 2013, twelve loans were classified as TDRs as compared to September 30, 2012 when no loans were classified as TDRs. The loan modifications for the third quarter of 2013 consisted of one term modification beyond the original stated term, one interest rate modification, and one payment modification. The loan modifications for the nine months ended September 30, 2013 consisted of three interest rate modifications, two term modifications, and seven payment modifications.

The following table presents the unpaid balance of TDRs at the dates indicated:

(Amounts in thousands)

	September 30,	September 30,
	2013	2012
TDRs included in nonperforming loans	$1,735	$0
TDRs in compliance with modified terms and performing	2,393	0
Total	$4,128	$0

The following tables present information regarding the loan modifications categorized as TDRs during the three months and nine months ended September 30, 2013 and September 30, 2012:

(Amounts in thousands, except number of contracts)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and Industrial	0	$0	$0	0	$0	$0
Commercial real estate	3	806	811	0	0	0
Residential real estate	0	0	0	0	0	0
Total	3	$806	$811	0	$0	$0

(Amounts in thousands, except number of contracts)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and Industrial	0	$0	$0	0	$0	$0
Commercial real estate	12	4,445	4,305	0	0	0
Residential real estate	0	0	0	0	0	0
Total	12	$4,445	$4,305	0	$0	$0

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three months and nine months ended September 30, 2013 and September 30, 2012 with the total number of each type of modification performed.

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	0	0	0	0	0	0	0	0
Commercial real estate	1	1	1	3	0	0	0	0
Residential real estate	0	0	0	0	0	0	0	0
Total	1	1	1	3	0	0	0	0

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	0	0	0	0	0	0	0	0
Commercial real estate	3	2	7	12	0	0	0	0
Residential real estate	0	0	0	0	0	0	0	0
Total	3	2	7	12	0	0	0	0

Impaired loans at September 30, 2013 and December 31, 2012 were $3,801,000 and $2,363,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)

	September 30,	December 31,
	2013	2012
Gross interest due under terms to date	$375	$279
Amount included in income year-to-date	(21)	(34)
Interest income not recognized to date	$354	$245

The Corporation’s impaired loans are summarized below for the periods ended September 30, 2013 and December 31, 2012.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
September 30, 2013:	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$24	$170	$0	$175	$0
Commercial real estate	2,510	3,038	0	3,102	16
Residential real estate	825	1,154	0	1,163	1

With an allowance recorded:
Commercial and Industrial	0	0	0	0	0
Commercial real estate	379	379	177	380	4
Residential real estate	63	63	15	65	0
Total	$3,801	$4,804	$192	$4,885	$21

Total consists of:
Commercial and Industrial	$24	$170	$0	$175	$0
Commercial real estate	$2,889	$3,417	$177	$3,482	$20
Residential real estate	$888	$1,217	$15	$1,228	$1

Loans classified as TDRs on non-accrual status were included in the table on the previous page. At September 30, 2013, $1,735,000 of loans classified as TDRs were on non-accrual status with a total allocated allowance of $0.

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

Financing receivables on non-accrual status and foreclosed assets as of September 30, 2013 and December 31, 2012 were as follows:

(Amounts in thousands)

	September 30,	December 31,
	2013	2012
Commercial and Industrial	$24	$248
Commercial real estate	2,889	1,312
Residential real estate	888	803
Total impaired (including non-accrual TDRs)	3,801	2,363
Loans past-due 90 days or more and still accruing	0	952
Foreclosed assets	480	468
Total non-performing assets	$4,281	$3,783

Total TDRs in compliance with modified terms and performing	$2,393	$0

Non-performing assets consist of non-accrual loans, loans past-due 90 days or more and still accruing, and foreclosed assets held for resale.

At September 30, 2013 and December 31, 2012, the recorded investment in impaired loans as defined by FASB ASC 310-10-35, Receivables Subsequent Measurements, was $3,801,000 and $2,363,000, and the impaired loans allowances were $192,000 and $223,000, respectively. The average recorded balance in impaired loans during the period ended September 30, 2013 and December 31, 2012 was approximately $4,885,000 and $3,645,000, respectively.

The following tables present the aging of past-due loans by major classification of loans at September 30, 2013 and December 31, 2012:

(Amounts in thousands)

			90 Days				Total
	30-59 Days	60-89 Days	or Greater	Total	Impaired		Financing
	Past Due	Past Due	Past Due	Past Due	Loans	Current	Receivables
September 30, 2013:
Commercial and Industrial	$212	$5	$0	$217	$24	$62,008	$62,249
Commercial real estate	1,379	41	0	1,420	2,889	221,177	225,486
Residential real estate	1,713	239	0	1,952	888	149,205	152,045
Consumer	82	0	0	82	0	5,790	5,872
Total	$3,386	$285	$0	$3,671	$3,801	$438,180	$445,652

(Amounts in thousands)

			90 Days				Total
	30-59 Days	60-89 Days	or Greater	Total	Impaired		Financing
	Past Due	Past Due	Past Due	Past Due	Loans	Current	Receivables
December 31, 2012:
Commercial and Industrial	$10	$136	$0	$146	$248	$53,792	$54,186
Commercial real estate	760	605	952	2,317	1,312	221,527	225,156
Residential real estate	1,060	584	0	1,644	803	144,721	147,168
Consumer	56	0	0	56	0	6,330	6,386
Total	$1,886	$1,325	$952	$4,163	$2,363	$426,370	$432,896

Loans past due 90 days or more and still accruing interest were $0 at September 30, 2013 and $952,000 at December 31, 2012. The decrease was the result of the payoff of the two Commercial Real Estate loans previously classified as 90 days or greater past due with a combined balance of $952,000.

At September 30, 2013 and December 31, 2012, there were no commitments to lend additional funds with respect to non-accrual and restructured loans.

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

On July 26, 2012, the Bank acquired property consisting of a parcel of land in the amount of $423,000 in Shickshinny, Pennsylvania. This branch is expected to open in late 2013. The Bank has committed to spend $1,466,000 on this facility, of which $792,000 has been spent.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at September 30, 2013 and December 31, 2012, were as follows:

(Amounts in thousands)

	September 30,	December 31,
	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$61,266	$63,653
Financial standby letters of credit	$418	$720
Performance standby letters of credit	$3,979	$3,714

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 3 – Loans. It is management’s opinion that the loan portfolio was well balanced and diversified at September 30, 2013, to the extent necessary to avoid any significant concentration of credit risk. However, its debtor’s ability to honor their contracts may be influenced by the region’s economy.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At September 30, 2013 and December 31, 2012, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Amounts in thousands)

September 30, 2013

	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$81,310	$0	$81,310
Other	0	23,704	0	23,704
Obligations of state and political subdivisions	0	158,077	0	158,077
Corporate securities	0	49,800	0	49,800
Marketable equity securities	2,384	0	0	2,384
Restricted equity securities	0	3,480	0	3,480
Total	$2,384	$316,371	$0	$318,755

(Amounts in thousands)

December 31, 2012

	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$43,843	$0	$43,843
Other	0	29,032	0	29,032
Obligations of state and political subdivisions	0	176,953	0	176,953
Corporate securities	0	44,507	0	44,507
Marketable equity securities	1,977	0	0	1,977
Restricted equity securities	0	4,883	0	4,883
Total	$1,977	$299,218	$0	$301,195

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2013 and December 31, 2012, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Assets at September 30, 2013
Impaired loans:
Commercial and Industrial	$0	$0	$24	$24
Commercial real estate	0	0	2,889	2,889
Residential real estate	0	0	888	888
Total impaired loans	$0	$0	$3,801	$3,801

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2012
Impaired loans:
Commercial and Industrial	$0	$0	$248	$248
Commercial real estate	0	0	1,312	1,312
Residential real estate	0	0	803	803
Total impaired loans	$0	$0	$2,363	$2,363

The Bank’s impaired and TDR loan valuation procedure for any loans greater than $250,000 requires an evaluation to be conducted and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For impaired and TDR loans less than $250,000 upon classification and annually at year end, the Bank completes a Certificate of Inspection, which includes an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2013 and 2012.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2013 and December 31, 2012, foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Assets at September 30, 2013
Other foreclosed assets held for resale:
Commercial real estate	$0	$0	$480	$480
Total foreclosed assets held for resale	$0	$0	$480	$480

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2012
Other foreclosed assets held for resale:
Commercial real estate	$0	$0	$95	$95
Residential real estate	0	0	373	373
Total foreclosed assets held for resale	$0	$0	$468	$468

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

(Amounts in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value
Assets at September 30, 2013	Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$3,801	Appraisal of collateral[1,3]	Appraisal adjustments[2]	10% - 35%
Other foreclosed assets held for sale	480	Appraisal of collateral[1,3]	Appraisal adjustments[2]	10% - 35%

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Amounts in thousands)

	Carrying	Fair Value Measurements at September 30, 2013
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,331	$8,331	$0	$0	$8,331
Short-term investments	1,358	1,358	0	0	1,358
Investment securities – available-for-sale	318,755	2,384	316,371	0	318,755
Investment securities – held-to-maturity	1,546	0	1,560	0	1,560
Net loans	439,652	0	0	446,995	446,995
Mortgage servicing rights	522	0	0	522	522
Accrued interest receivable	3,868	3,868	0	0	3,868
Cash surrender value of bank owned life insurance	20,387	20,387	0	0	20,387

FINANCIAL LIABILITIES:
Deposits	666,083	416,925	0	250,093	667,018
Short-term borrowings	24,553	24,553	0	0	24,553
Long-term borrowings	47,453	0	0	48,163	48,163
Accrued interest payable	431	431	0	0	431

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit					61,266
Financial standby letters of credit					418
Performance standby letters of credit					3,979

(Amounts in thousands)

	Carrying	Fair Value Measurements at December 31, 2012
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$10,038	$10,038	$0	$0	$10,038
Short-term investments	10,882	10,882	0	0	10,882
Investment securities – available-for-sale	301,195	1,977	299,218	0	301,195
Investment securities – held-to-maturity	2,561	0	2,599	0	2,599
Net loans	427,124	0	0	423,873	423,873
Mortgage servicing rights	478	0	0	478	478
Accrued interest receivable	4,060	4,060	0	0	4,060
Cash surrender value of bank owned life insurance	19,869	19,869	0	0	19,869

FINANCIAL LIABILITIES:
Deposits	608,834	361,071	0	250,618	611,689
Short-term borrowings	55,069	55,069	0	0	55,069
Long-term borrowings	44,520	0	0	47,696	47,696
Accrued interest payable	528	528	0	0	528

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit					63,653
Financial standby letters of credit					720
Performance standby letters of credit					3,714

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

Deposits

Under FASB ASC 825-10-50, the fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at September 30, 2013 and December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of First Keystone Corporation:

We have reviewed the consolidated balance sheet of First Keystone Corporation and Subsidiary as of September 30, 2013 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These consolidated interim financial statements are the responsibility of the management of First Keystone Corporation and Subsidiary.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of First Keystone Corporation and subsidiary as of December 31, 2012, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP

Kingston, Pennsylvania

November 7, 2013

Item 2.	First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation as of September 30, 2013

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

RESULTS OF OPERATIONS

First Keystone Corporation realized earnings for the third quarter of 2013 of $2,155,000, a decrease of $609,000, or 22.0% from the third quarter of 2012. The decrease in net income for the third quarter of 2013 was due to several factors, including a decrease in non-interest income and a decrease in net interest income. For the nine months ended September 30, 2013, net income was $8,553,000, which exceeded the same period in 2012 by $555,000, or 6.9%. While net interest income was lower in the nine months ended September 30, 2013, the provision for loan losses declined, non-interest income was higher and non-interest expense was lower.

On a per share basis, for the three months ended September 30, 2013, net income was $.39 versus $.51 in the third quarter of 2012. Net income per share was $1.56 for the first nine months of 2013, up from $1.47 for the first nine months of 2012, an increase of 6.1%. Cash dividends increased to $.78 per share, up from $.75 in the first nine months of 2012, an increase of 4.0%.

Year-to-date net income annualized as of September 30, 2013, amounted to a return on average common equity of 11.14%, a return on tangible equity net of goodwill of 13.69% and a return on assets of 1.39%. For the nine months ended September 30, 2012, these measures were 10.83%, 13.44%, and 1.30%, respectively, on an annualized basis.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the third quarter of 2013, interest income amounted to $7,668,000, a decrease of $854,000 or 10.0% from the third quarter of 2012, while interest expense amounted to $1,247,000 in the third quarter of 2013, a decrease of $229,000, or 15.5% from the third quarter of 2012. As a result, net interest income decreased $625,000 or 8.9% in the third quarter of 2013 to $6,421,000 from $7,046,000 in the third quarter of 2012.

For the nine months ended September 30, 2013, interest income declined by 11.2%, or $2,954,000. Interest expense declined by 27.0%, or $1,376,000. The net effect was a decline in net interest income for the nine months ended September 30, 2013 of $1,578,000, or 7.5%

Our net interest margin for the nine months ended September 30, 2013 was 3.81% compared to 4.12% for the nine months ended September 30, 2012.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarter ended September 30, 2013 was $133,000 as compared to $400,000 for the quarter ended September 30, 2012. The decrease in the provision for loan losses resulted from the Bank’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Net charge-offs for the nine months ended September 30, 2013 and 2012 were $505,000 and $1,224,000, respectively. See Allowance for Loan Losses on Page 38 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,397,000 for the quarter ended September 30, 2013, as compared to $1,886,000 for the quarter ended September 30, 2012, a decrease of $489,000, or 25.9%. Net gains on sales of mortgage loans decreased $255,000 over the third quarter of 2012 to $77,000. Mortgage originations fell as rates began to rise during the third quarter. Net gains on sales of investment securities also decreased $213,000 to $264,000 as compared to the third quarter of 2012. The Bank has taken gains and losses in the portfolio, primarily in municipal securities, to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

Excluding investment securities gains and losses, non-interest income was $1,133,000 for the third quarter of 2013, a decrease of $276,000, or 19.6% from the third quarter of 2012.

For the nine months ended September 30, 2013, non-interest income was $6,684,000, which increased $1,401,000 over the same period in 2012. The primary reason for the increase was the net investment securities gains of $2,944,000. These gains exceeded those taken in 2012 by $1,460,000. Excluding net securities gains, non-interest income declined by $59,000. While Trust Department income and service charges and fees both increased, they were not large enough to offset the $221,000 reduction in gains on sales of residential mortgage loans.

NON-INTEREST EXPENSE

Total non-interest expense was $4,919,000 for the quarter ended September 30, 2013, as compared to $5,176,000 for the quarter ended September 30, 2012. Non-interest expense was down $257,000, or 5.0%. Salaries and employee benefits rose by $220,000, or 8.5%. These increases reflect additional employee and benefit costs associated with several new employees including a Residential Mortgage Consultant, Training Director, and the salaries associated with staffing the Dallas Branch, which opened on March 18, 2013. Also, medical insurance costs have risen for the period. Other non-interest expense was lower due to decreased costs related to collections and other real estate owned.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $8,250,000, or 55.3% of total non-interest expense for the nine months ended September 30, 2013, as compared to 50.1% for the nine months of 2012. Net occupancy, furniture and equipment, and computer expense amounted to $2,402,000 for the nine months ended September 30, 2013, an increase of $85,000, or 3.7%. Other non-interest expense, including the FHLB prepayment penalties, ATM and debit card fees, FDIC insurance, professional services and state shares tax amounted to $4,271,000 for the nine months ended September 30, 2013, a decrease of $1,186,000, or 21.7% as compared to the nine months of 2012.

Non-interest expense was $14,923,000 for the nine months ended September 30, 2103, which was a $645,000, or 4.1% decrease from the same period in 2012. During the nine months ended September 30, 2013, salaries and employee benefits increased by 5.9%. A contributing factor was a 16.2% increase in hospital insurance overhead. Occupancy, furniture and equipment and computer expense increased by 3.7%. Professional services and FDIC insurance both declined, however, the biggest change is attributed to reductions in collections and OREO related expenses.

INCOME TAXES

Effective tax planning has helped produce favorable net income. Income tax expense amounted to $2,089,000 for the nine months ended September 30, 2013, as compared to $1,709,000 for the nine months ended September 30, 2012, an increase of $380,000. The effective total income tax rate was 22.1% for the third quarter of 2013 as compared to 17.6% for the third quarter of 2012. The increase in the effective tax rate was due to the increase in net gains on sales of investment securities. The Corporation looks to maximize its tax-exempt income derived from both tax-free loans and tax-free municipal securities.

ANALYSIS OF FINANCIAL CONDITION

ASSETS

Total assets increased to $839,692,000 as of September 30, 2013, an increase of $19,726,000, or 2.4% from year-end 2012. As of September 30, 2013, total deposits amounted to $666,083,000, an increase of 9.4% from year-end 2012.

Net loans increased by $12,528,000 or 2.9%. Loan demand continues to be weak; however, the Bank has seen an increase in loan originations. Several large loan payoffs have impacted balances during the first nine months of the year.

Cash balances decreased compared to year-end 2012 due to the timing of collections of outstanding cash items from other institutions.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings decreased in the first nine months of 2013 by $27,583,000 to $72,006,000 from $99,589,000 as of December 31, 2012. Borrowings decreased as a result of increases in deposits and the sales of investments during the year.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 91.48% at September 30, 2013, compared to 91.40% at September 30, 2012. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, loans, net of unearned income, increased to $445,652,000 as of September 30, 2013, up $12,756,000, or 3.0% since year-end 2012. The loan portfolio continues to be diversified. Overall asset quality has remained consistent with non-performing assets increasing slightly since year-end 2012. Total non-performing assets were $4,281,000 as of September 30, 2013, an increase of $498,000, or 13.2% from the $3,783,000 reported in non-performing assets as of December 31, 2012. Total allowance for loan losses to total non-performing assets was 140.0% as of September 30, 2013 and 152.6% at December 31, 2012.

In addition to loans, another primary earning asset is our overall investment portfolio, which increased in size from December 31, 2012, to September 30, 2013. Held-to-maturity securities amounted to $1,546,000 as of September 30, 2013, a decrease of $1,015,000 from December 31, 2012. Available-for-sale securities amounted to $318,755,000 as of September 30, 2013, an increase of $17,560,000 from year-end 2012. Interest-bearing deposits in other banks decreased as of September 30, 2013, to $1,358,000 from $10,882,000 at year-end 2012.

LOANS

Total loans, net of unearned income, increased to $445,652,000 as of September 30, 2013 as compared to $432,896,000 as of December 31, 2012. The table on page 19 provides data relating to the composition of the corporation’s loan portfolio on the dates indicated. Total net loans increased by $12,528,000 or 2.9%.

The generally weak economy and resultant decline in loan demand accounted for marginal growth in the loan portfolio from December 31, 2012 to September 30, 2013. The Commercial and Industrial portfolio decreased $2,216,000 to $26,498,000 as of September 30, 2013 as compared to $28,714,000 as of December 31, 2012. The decrease is attributed to weak loan demand, which were offset by loan payoffs along with typical loan amortizations. The Tax-exempt portfolio, including tax-exempt real estate, increased $10,731,000 to $39,923,000 as of September 30, 2013 as compared to $29,192,000 as of December 31, 2012. The increase was attributed to new originations totaling $11,400,000, which were impacted by payoffs of $2,900,000, along with typical amortizations. The Residential Real Estate portfolio increased 3.2% to $151,784,000 as of September 30, 2013, as compared to $147,011,000 as of December 31, 2012. The growth was attributed to originations of $33,300,000 in Residential Real Estate loans, which were offset by $22,200,000 in sales of new originations to the secondary market during the nine months ended September 30, 2013. The Corporation expects to continue originating and selling certain long-term fixed rate residential mortgage loans which conform to secondary market requirements, as the Corporation derives ongoing income from servicing of mortgages sold in the secondary market. The Commercial Real Estate portfolio decreased $134,000 to $221,204,000 as of September 30, 2013, as compared to $221,338,000 as of December 31, 2012. The decrease was primarily the result of sluggish loan originations being offset by $24,400,000 in loan payoffs, plus typical portfolio amortizations. Other than the payoffs mentioned above, the competition for available loans further hinders loan originations. The Consumer portfolio decreased $589,000 to $5,884,000 as of September 30, 2013, as compared to $6,473,000 as of December 31, 2012. The decrease was primarily the result of portfolio amortizations and loan payoffs being greater than new loan originations. During the first nine months of 2013, 367 new consumer loans were originated while 483 payoffs were recorded. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total Commercial portfolio was $287,625,000 of which $225,516,000 or 50.6% of gross loans is secured by commercial real estate.

The largest relationship is a manufacturing/fabrication company and its related entities. The company has a long history of successful operations dating back to 1980. The relationship had outstanding loan balances and unused commitments of $8,828,000 at September 30, 2013. The debt consists of approximately $6,333,000 in term debt secured by various real estate holdings and approximately $2,495,000 in operating lines of credit secured by business assets and guaranties.

The second largest relationship is a real estate development company and its related entities, specializing in the design, construction, and management of multi-tenant residential housing. The company was established in the late 1980s. The relationship had outstanding loan balances and unused commitments of $8,424,000 at September 30, 2013. The debt consists of approximately $5,712,000 in term debt secured by various real estate holdings and approximately $2,700,000 in lines of credit secured by various real estate holdings. The loans are secured primarily by income producing multi-tenant real estate.

The third largest relationship is an $8,387,000 tax free loan to a municipality founded in 1816 consisting of 35 square miles. According to township officials, the population has been increasing steadily since 2001 and is currently in excess of 11,000 people. In 2012, the township completed its $74,000,000 sewer expansion project. The Bank’s loan is secured by project receivables and the full faith, credit, and taxing power of the township.

The fourth largest relationship consists of net outstanding balances of $8,157,000 after participation shares sold of $2,851,000. This relationship is comprised of several first lien mortgages relating to office and professional rental properties and a $5,000,000 line of credit to a planned residential community. The principal and related companies have been involved in real estate development since 1974, and have successfully developed residential communities, medical office facilities, and professional office facilities. The entire relationship is secured by a combination of real estate and marketable securities.

The fifth largest relationship is a real estate holding company established in 2006 and its related entities. The company was formed to construct and manage a multi-tenant medical complex, housing offices of medical practitioners, social services providers, and other related services. The relationship is located in the Corporation’s immediate central market area. The relationship had outstanding loan balances and unused commitments of $7,601,000 as of September 30, 2013. This relationship is comprised of approximately $7,151,000 in term debt and approximately $450,000 in lines of credit. The loans are secured primarily by income producing commercial real estate and perfected by security interest in business assets.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $436,742,000 or 98.1% of gross loans are graded Pass; $3,156,000 or 0.7% are graded Special Mention; $5,395,000 or 1.2% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 3 — Loans for risk grading tables.

Overall, non-pass grades increased at September 30, 2013 to $8,551,000 as compared to year-end December 31, 2012 of $8,484,000. Commercial and Industrial non-pass grades decreased to $535,000 as of September 30, 2013 as compared to $916,000 as of December 31, 2012. Commercial Real Estate non-pass grades increased to $6,435,000 as of September 30, 2013 as compared to $6,241,000 as of December 31, 2012. The Residential Real Estate and Consumer Loans non-pass grades increased to $1,581,000 as of September 30, 2013 as compared to $1,327,000 as of December 31, 2012.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	September 30,	December 31,
	2013	2012
Commercial and Industrial	$26,498	$28,714
Tax exempt - real estate and other	39,923	29,192
Commercial real estate	221,204	221,338
Residential real estate	151,784	147,011
Consumer	5,884	6,473
Gross loans	445,293	432,728
Add (deduct): Unearned discount and	(102)	(170)
Net deferred loan fees and costs	461	338
Total loans, net of unearned income	$445,652	$432,896

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of September 30, 2013, the allowance for loan losses was $6,000,000 as compared to $5,772,000 as of December 31, 2012. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the nine month period and the year. In the first nine months of 2013, net charge-offs as a percentage of average loans was 0.1%. For the twelve month period ended December 31, 2012, net charge-offs as a percentage of average loans was 0.4%. Net charge-offs amounted to $505,000 for the first nine months of 2013 as compared to $1,757,000 for the twelve months ended December 31, 2012, and $1,224,000 for the first nine months of 2012. The decrease in net charge-offs in the first nine months of 2013 as compared to the first nine months of 2012 related primarily to decreased losses in Commercial and Residential Real Estate loans. During the first nine months of 2013, $496,000 in Commercial and Residential Real Estate loans were charged off as compared to $973,000 for the first nine months of 2012. Also, for the first nine months of 2013, $12,000 in Commercial and Industrial loans were charged off as compared to $264,000 in the first nine months of 2012.

For the first nine months of 2013, the provision for loan losses was $733,000 as compared to $1,200,000 for the first nine months of 2012. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $6,000,000 of which 13.3% was attributed to the Commercial and Industrial component; 47.3% attributed to the Commercial Real Estate component; 26.1% attributed to the Residential Real Estate component (primarily residential mortgages); 1.2% attributed to the Consumer component; and 12.1% being the unallocated component (refer to the activity in the allowance for loan losses table in Note 3 – Loans on page 19). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of September 30, 2013.

Analysis of Allowance for Loan Losses

(Amounts in thousands)	September 30,	December 31,	September 30,
	2013	2012	2012
Balance at beginning of period	$5,772	$5,929	$5,929
Charge-offs:
Commercial and Industrial	12	264	264
Real estate – commercial and residential	496	1,481	973
Consumer	30	87	54
	538	1,832	1,291
Recoveries:
Commercial and Industrial	19	23	23
Real estate – commercial and residential	5	23	22
Consumer	9	29	22
	33	75	67

Net charge-offs	505	1,757	1,224
Additions charged to operations	733	1,600	1,200
Balance at end of period	$6,000	$5,772	$5,905

Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.40%	0.29%
Allowance for loan losses to average loans outstanding during the period	1.39%	1.36%	1.40%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.39% at September 30, 2013, 1.36% at December 31, 2012 and 1.40% at September 30, 2012.

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

Allocation of Allowance for Loan Losses

(Amounts in thousands)	September 30,			December 31,
	2013			2012
Commercial and Industrial	$797	15.1	%*	$573	11.4	%*
Real estate – commercial and residential	4,401	83.5	%*	4,361	87.0	%*
Consumer	74	1.4	%*	80	1.6	%*
Unallocated	728	N/A	*	758	N/A	*
	$6,000	100.0	%*	$5,772	100.0	%*

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

Total non-performing assets increased $498,000 to $4,281,000 as of September 30, 2013 as compared to $3,783,000 as of December 31, 2012. The economy, in particular, high unemployment, weak job markets, unsettled fuel prices, rising energy costs, lack of disposable income, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its commercial real estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Losses on commercial real estate loans, which increased in 2012, have slowed through the third quarter of 2013. Impaired loans increased $1,438,000 to $3,801,000 as of September 30, 2013 as compared to $2,363,000 as of December 31, 2012. Foreclosed assets held for resale increased to $480,000 as of September 30, 2013 as compared to $468,000 as of December 31, 2012. The increase was the result of the sale of two residential properties and one commercial real estate property, which was offset by the addition of a commercial real estate property. Loans past-due 90 days or more and still accruing interest decreased to $0 as of September 30, 2013 as compared to $952,000 as of December 31, 2012. The decrease was a result of the payoff of two related commercial real estate loans previously classified as 90 days or more past-due with a combined balance of $952,000. Non-performing assets to period-end loans and foreclosed assets was 1.0% at September 30, 2013 and 0.9% at December 31, 2012. Total non-performing assets to total assets was 0.5% as of September 30, 2013 and 0.5% as of December 31, 2012. Additional detail can be found on page 41 Non-Performing Assets table and page 25 in the Financing Receivables on non-accrual status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Impaired loans were $3,801,000 at September 30, 2013 and $2,363,000 at December 31, 2012. The largest relationship is represented by one loan carrying a balance of $1,432,000, secured by three commercial real estate properties and a personal residence. This is a participation facility that was purchased in 2006. The quarter-end valuation carried a net realizable value of $7,450,000, after estimated average appraisal adjustments and costs to sell of 23%, resulting in a specific allocation of $0. The second largest relationship is represented by four loans carrying a balance of $516,000 secured by commercial real estate. The quarter-end valuation carried a net realizable value of $563,000, after average estimated appraisal adjustments and costs to sell of 27%, resulting in a specific allocation of $0. The third largest relationship is represented by two loans carrying a balance of $201,000, secured by commercial real estate. The quarter-end valuation carried a net realizable value $358,000, after average estimated appraisal adjustments and costs to sell of 33%, resulting in a specific allocation of $0. The estimated appraisal adjustments and costs to sell percentages are determined based upon the market area in which the real estate securing the loan is located and therefore can differ from one loan to another. Of the $3,801,000 in impaired loans, none are located outside of our primary market area.

Loans categorized as TDRs carried an unpaid balance of $4,128,000 as of September 30, 2013 as compared to $0 as of December 31, 2012. The increase was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio. All of the restructured loans were classified in the commercial real estate portfolio. Seven loans are performing under the terms of the debt restructurings, four loans are non-performing under the terms of the debt restructurings, and one loan was paid off during the second quarter of 2013. The troubled debt restructuring modifications consisted of two term modifications beyond the original stated term, three interest rate modifications, and seven payment modifications. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of September 30, 2013, no specific allocations were attributable to the TDRs. For TDRs that default, the Bank determines a reserve amount in accordance with the Bank’s policy for allowance for loan losses.

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

Improving loan quality is a priority. We actively work with borrowers to resolve credit problems and will continue our close monitoring efforts through the remainder of 2013. Excluding the assets disclosed below in the Non-Performing Assets table and the Troubled Debt Restructurings section in Note 3 – Loans, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

Interest income received on non-performing loans for the first nine months of 2013 and for the year ended December 31, 2012 was $21,000 and $34,000, respectively. Interest income, which would have been recorded on these loans under the original terms as of September 30, 2013 and December 31, 2012, was $375,000 and $279,000, respectively. At September 30, 2013 and December 31, 2012, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of September 30, 2013 and December 31, 2012, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-performing Assets

(Amounts in thousands)	September 30,	December 31,
	2013	2012
Non-performing assets
Impaired loans	$3,801	$2,363
Foreclosed assets held for resale	480	468
Loans past-due 90 days or more and still accruing interest	0	952
Total non-performing assets	$4,281	$3,783

Impaired loans
Non-performing loans	$3,801	$2,363
Allocated allowance for loan losses	(192)	(223)
Net investment in impaired loans	$3,609	$2,140

Impaired loans with a valuation allowance	$442	$463
Impaired loans without a valuation allowance	3,359	1,900
Total impaired loans	$3,801	$2,363

Allocated valuation allowance related to impaired loans	$192	$223

Allocated valuation allowance as a percent of impaired loans	5.1%	9.4%
Impaired loans to loans net of unearned income	0.9%	0.6%
Non-performing assets to period-end loans and foreclosed assets	1.0%	0.9%
Total non-performing assets to total assets	0.5%	0.5%
Allowance for loan losses to impaired loans	157.9%	244.3%
Allowance for loan losses to total non-performing assets	140.2%	152.6%

Real estate mortgages comprise 84.7% of the loan portfolio as of September 30, 2013, as compared to 86.0% as of December 31, 2012. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately each three to five years and are also concentrated in our market area. The Corporation’s loss exposure on its non-performing loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Total deposits increased $57,249,000 to $666,083,000 as of September 30, 2013 as non-interest bearing deposits increased by $5,861,000 and interest bearing deposits increased by $51,388,000 from year-end 2012. Total short-term and long-term borrowings decreased to $72,006,000 as of September 30, 2013, from $99,589,000 at year-end 2012, a decrease of $27,583,000, or 27.7%.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. During the first nine months of the year, net income less dividends paid increased capital by $4,270,000. Accumulated other comprehensive income derived from net unrealized gains (losses) on investment securities available-for-sale also impacts capital. At December 31, 2012, accumulated other comprehensive income was $12,528,000. Accumulated other comprehensive income stood at $1,640,000 at September 30, 2013, a decline of $10,888,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the third quarter of 2013 at an overall net gain of $264,000. These fluctuations from net unrealized gains (losses) on investment securities available-for-sale do not affect regulatory capital.

The Corporation held 235,646 and 237,183 shares of common stock at September 30, 2013 and December 31, 2012, as treasury stock. This had an effect of reducing our total stockholders’ equity by $5,839,000 as of September 30, 2013, and $5,890,000 as of December 31, 2012. Beginning in June 2012, the Corporation began issuing common stock for new shares purchased by participants in the Corporation’s Dividend Reinvestment Program (“DRIP”). Prior to that, shares needed to fill purchase orders through the DRIP were acquired on the open market. This change was made to reduce the volatility in stock price, which occurred because of large quarterly purchases and to augment capital formation.

Total stockholders’ equity was $97,493,000 as of September 30, 2013, and $103,330,000 as of December 31, 2012. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2013, our leverage ratio was 9.37% compared to 8.97% as of December 31, 2012. In addition, Tier I risk based capital and total risk based capital ratio as of September 30, 2013, were 13.73% and 14.88%, respectively. The same ratios as of December 31, 2012 were 13.33% and 14.46%, respectively.

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

The following tables represent scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of September 30, 2013 and December 31, 2012.

(Amounts in thousands)

	Less than	1 - 3	3 - 5	Over
Contractual Obligations September 30, 2013	1 Year	Years	Years	5 Years	Total

Time deposits	$166,246	$51,018	$28,667	$3,228	$249,159
Securities sold under agreement to repurchase	22,516	0	0	0	22,516
FHLB borrowings	14,037	5,000	18,000	12,000	49,037
Commitments to grant loans[1]	7,992	0	0	0	7,992
Commitments to fund loans for secondary market mortgages[1]	879	0	0	0	879
Unfunded commitments on lines of credit[1]	50,123	3,151	0	0	53,274
Financial standby letters of credit[1]	418	0	0	0	418
Performance standby letters of credit[1]	3,979	0	0	0	3,979
Purchase and building commitments	694	0	0	0	694
Operating lease obligations	114	141	117	2,722	3,094
Capital lease obligations	132	264	140	0	536
	$267,130	$59,574	$46,924	$17,950	$391,578

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

Increases in the level of interest rates also may adversely affect the fair value of the Corporation’s securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Corporation’s interest-earning assets, which could adversely affect the Corporation’s results of operations if sold, or, in the case of interest-earning assets classified as available-for-sale, the Corporation’s stockholders’ equity, if retained. Under FASB ASC 320-10, Investment Debt and Equity Securities, changes in the unrealized gains and losses, net of taxes, on securities classified as available-for-sale are reflected in the Corporation’s stockholders’ equity. The Corporation does not own any trading assets.

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. The following table presents an interest sensitivity analysis of assets and liabilities as of September 30, 2013. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in the following table include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (September 30, 2013 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Interest Rate Sensitivity Analysis

(Amounts in thousands)

	September 30, 2013
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total

Assets	$172,945	$339,208	$240,691	$86,848	$839,692

Liabilities/Stockholders’ Equity	230,109	360,177	150,137	99,269	839,692

Interest Rate Sensitivity Gap	$(57,164)	$(20,969)	$90,554	$(12,421)

Cumulative Gap	$(57,164)	$(78,133)	$12,421	0

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

The table on page 46 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 3.1%, 7.4% and 12.2% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 3.6% and 8.6% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the nine months ended September 30, 2013, the cost of interest-bearing liabilities averaged 0.79%, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 4.49%.

Net Present Value Estimation

The net present value measures economic value at risk and is used to help determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At September 30, 2013, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 2.6% and 9.8%, respectively. Additionally, net present value is projected to decrease 6.9%, 18.7% and 34.8% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are below the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(12.2)%
+200 bp Shock vs. Stable Rate	(7.4)%
+100 bp Shock vs. Stable Rate	(3.1)%
Flat rate	0.0%
-100 bp Shock vs. Stable Rate	(3.6)%
-200 bp Shock vs. Stable Rate	(8.6)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(34.8)%
+200 bp Shock vs. Stable Rate	(18.7)%
+100 bp Shock vs. Stable Rate	(6.9)%
Flat rate	0.0%
-100 bp Shock vs. Stable Rate	(2.6)%
-200 bp Shock vs. Stable Rate	(9.8)%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2013.

b)	Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2013	0	0	0	120,000
August 1 — August 31, 2013	0	0	0	120,000
Sept. 1 — Sept. 30, 2013	0	0	0	120,000
Total	0	0	0	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1	Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2005).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 11, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

FIRST KEYSTONE CORPORATION
Registrant

November 7, 2013	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2013	/s/ Diane C.A. Rosler
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

