Form 10-K
period 2013-12-31
FIRST KEYSTONE CORP
filed 2014-03-14
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2013 determined by using a per share closing price on that date of $25.90 as quoted on the Over the Counter Bulletin Board, was $128,656,670.

At March 3, 2014 there were 5,521,325 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2014 definitive Proxy Statement are incorporated by reference in Part III of this Report.

FIRST KEYSTONE CORPORATION

FORM 10-K

ii

FIRST KEYSTONE CORPORATION

FORM 10-K

PART I

Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure, and other financial terms, (b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in First Keystone Corporation’s (the “Corporation”) market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends”, “will”, “should”, “anticipates”, or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of weak economic conditions on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements; effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions; changes in accounting principles, policies or guidelines as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board the Financial Accounting Standards Board, and other accounting standards setters; the effects of competition, changes in laws and regulation, including the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated thereunder; interest rate movements; information technology difficulties, and challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; and weak economic conditions.

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

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 98% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2013, 2012, and 2011, and was the only reportable segment. At December 31, 2013, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $902 million, $690 million and $96 million, respectively.

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

The Bank’s legal headquarters are located at 111 West Front Street, Berwick, Pennsylvania, from which it oversees the operations of its eighteen branch locations. These locations consist of five branches within Columbia County, eight branches within Luzerne County, one branch in Montour County, and four branches within Monroe County, Pennsylvania. For further information, please refer to Item 2 – Properties, and Note 14 – Commitments and Contingencies in the notes to the consolidated financial statements.

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

At December 31, 2013, the Bank had 196 full-time employees and 28 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is www.firstkeystonecorporation.com and the Bank’s internet website is www.firstkeystonecommunity.com.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches from Monroe and Montour counties along the Interstate 80 corridor through parts of Columbia and Luzerne counties as well as other adjoining counties. The Bank’s eastern market area is centered in Stroudsburg, Pennsylvania and serves all of Monroe county, as well as adjoining counties of Pike and Northampton. The area served by the Bank is a mix of rural communities and small to mid-sized towns. The current population of the Bank’s primary four-county footprint has grown 0.5% since 2010 to 579,000 and is estimated to increase 0.8% to 584,000 by 2017. As of June 30, 2013, the FDIC deposit market share data ranked the Bank 6th in the deposit market share in the four-county market, with 6.1% of deposits.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 10,000. The Bank ranks a commanding first in deposit market share in the Berwick market with 72.9% of deposits as of June 30, 2013, based on data compiled annually by the FDIC.

In the course of attracting and retaining deposits and originating loans, the Bank faces considerable competition. The Bank competes with 25 commercial banks, 3 savings associations, and 38 credit unions for traditional banking products, such as deposits and loans in its primary four-county market area. Additionally, the Bank competes with consumer finance companies for loans, mutual funds and other investment alternatives for deposits. The Bank competes for deposits based on the ability to provide a range of competitively priced products, quality service, competitive rates, and convenient locations and hours. The competition among its peers for loan origination generally relates to interest rates offered, products available, ease of process, quality of service, and loan origination fees charged. The economic base of the Bank’s market region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

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

Concentration

The Corporation and the Bank are not dependent on deposits nor exposed by loan concentrations to a single customer or to a small group of customers, such that the loss of any one or more would not have a materially adverse effect on the financial condition of the Corporation or the Bank. The customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Pennsylvania, among other factors.

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

The Bank is subject to federal and state statutes applicable to banks chartered under the banking laws of Pennsylvania and to banks whose deposits are insured by the FDIC. The Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities, the FDIC and the Consumer Financial Protection Bureau.

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

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”)

The FDICIA established five different levels of capitalization of financial institutions, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are:

•  well capitalized

•  adequately capitalized

•  undercapitalized

•  significantly undercapitalized, and

•  critically undercapitalized.

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2013, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 16 — Regulatory Matters.

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

The following table presents the Corporation’s capital ratios at December 31, 2013.

(In Thousands)
Tier I Capital	$76,825
Tier II Capital	6,970
Total Capital	$83,795

Adjusted Total Average Assets	$865,976
Total Adjusted Risk-Weighted Assets[1]	$561,716

Tier I Risk-Based Capital Ratio[2]	13.68%
Required Tier I Risk-Based Capital Ratio	4.00%
Excess Tier I Risk-Based Capital Ratio	9.68%
Total Risk-Based Capital Ratio[3]	14.92%
Required Total Risk-Based Capital Ratio	8.00%
Excess Total Risk-Based Capital Ratio	6.92%
Tier I Leverage Ratio[4]	8.87%
Required Tier I Leverage Ratio	4.00%
Excess Tier I Leverage Ratio	4.87%

1Includes off-balance sheet items at credit-equivalent values less intangible assets.

2Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.

3Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.

4Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.

The Corporation’s ability to maintain the required levels of capital is substantially dependent upon the success of the Corporation’s capital and business plans; the impact of future economic events on the Corporation’s loan customers; and the Corporation’s ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also, the information under Capital Strength in Management’s Discussion and Analysis on page 35 of this report.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014. The final rules call for the following capital requirements:

•	A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.
•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
•	A minimum ratio of total capital to risk-weighted assets of 8%.
•	A minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016.

Under the initially proposed rules, accumulated other comprehensive income (“AOCI”) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010. The Corporation does not have trust preferred securities or cumulative perpetual preferred stock with no plans to add these to the capital structure.

The proposed rules would have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposures into two categories in order to determine the applicable risk weight. In response to commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights but retain the current risk weights for mortgage exposures under the general risk-based capital rules.

Consistent with the Dodd-Frank Act, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

Under the new rules, mortgage servicing assets and certain deferred tax assets are subject to stricter limitations than those applicable under the current general risk-based capital rule. The new rules also increase the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The Corporation is in the process of assessing the impact of these changes on the regulatory ratios of the Corporation and the Bank on the capital, operations, liquidity and earnings of the Corporation and Bank.

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

JOBS Act

In 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) became law. The JOBS Act is aimed at facilitating capital raising by smaller companies, banks and bank holding companies by implementing the following changes:

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

Deposit Insurance. Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, Dodd-Frank eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

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

The Corporation is subject to lending risk.

As of December 31, 2013, approximately 64.1% of the Corporation’s loan portfolio consisted of Commercial and Industrial, Tax exempt – Real Estate and Other and Commercial Real Estate loans, which includes commercial construction loans. These types of loans are generally viewed as having more risk of default than Residential Real Estate loans or Consumer loans. These types of loans are also typically larger than Residential Real Estate loans and Consumer loans. Because the Corporation’s loan portfolio contains a significant number of Commercial and Industrial, Commercial Construction and Commercial Real Estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s Allowance for Loan Losses is not sufficient to cover actual loan losses, its earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Corporation’s allowance would materially decrease its net income. At December 31, 2013, its allowance for loan losses totaled $6.5 million, representing 1.49% of its average total loans.

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

The Corporation’s operations of its business, including its interaction with customers, are increasingly done via electronic means, and this has increased its risks related to cyber security.

The Corporation is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. The Corporation has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, the Corporation has policies and procedures in place to prevent or limit the effect of the possible security breach of its information systems and it has insurance against some cyber-risks and attacks. While the Corporation has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber-incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks.  Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

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

Basel III targets higher levels of base capital, certain capital buffers and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. As Basel III is implemented, regulatory viewpoints could change or require additional capital to support the Corporation’s business risk profile prior to final implementation of the Basel III standards. If the Corporation and the Bank are required to maintain higher levels of capital, the Corporation and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to the Corporation and the Bank and adversely impact its financial condition and results of operations.

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

The Corporation is subject to environmental liability risk associated with lending activities.

A significant portion of the Corporation’s loan portfolio is secured by real property. During the ordinary course of business, the Corporation may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Corporation may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Corporation to incur substantial expenses and may materially reduce the affected property’s value or limit the Corporation’s ability to use or sell the affected property. In addition, future laws, or more stringent interpretations or enforcement policies with respect to existing laws, may increase the Corporation’s exposure to environmental liability. Although the Corporation has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation and its subsidiary occupy eighteen branch properties in Columbia, Luzerne, Montour and Monroe counties in Pennsylvania, which are used principally as banking offices.

Properties owned are:

•	Main Office located at 111-119 West Front Street, Berwick, Pennsylvania 18603;
•	Salem Office located at 400 Fowler Avenue, Berwick, Pennsylvania 18603;
•	Freas Avenue Office located at 701 Freas Avenue, Berwick, Pennsylvania 18603;
•	Scott Township Office located at 2301 Columbia Boulevard, Bloomsburg, Pennsylvania 17815;
•	Mifflinville Office located at Third and Race Streets, Mifflinville, Pennsylvania 18631;
•	Hanover Township Office located at 1540 Sans Souci Highway, Wilkes-Barre, Pennsylvania 18706;
•	Danville Office located at 1519 Bloom Road, Danville, Pennsylvania 17821;
•	Mountainhome Office located at 154 Route 390, Mountainhome, Pennsylvania 18342;
•	Brodheadsville Office located at Route 209, Brodheadsville, Pennsylvania 18322;
•	Swiftwater Office located at 2070 Route 611, Swiftwater, Pennsylvania 18370;
•	Plymouth Office located at 463 West Main Street, Plymouth, Pennsylvania 18651;
•	Kingston Office located at 299 Wyoming Avenue, Kingston, Pennsylvania 18704;
•	Dallas Office located at 2325 Memorial Highway, Dallas, Pennsylvania 18612;
•	Shickshinny Office located at 107 South Main Street, Shickshinny, Pennsylvania 18655;
•	Properties located at Second and Market Streets, and Third and Bowman Streets, Berwick, Pennsylvania 18603; and
•	20 ATMs located in Columbia, Luzerne, Montour and Monroe counties.

Properties leased are:

•	Briar Creek Office located inside the Giant Market at 50 Briar Creek Plaza, Berwick, Pennsylvania 18603;
•	Nescopeck Office located at 437 West Third Street, Nescopeck, Pennsylvania 18635;
•	Stroudsburg Office located at 559 Main Street, Stroudsburg, Pennsylvania 18360; and
•	Mountain Top Office located at 18 North Mountain Boulevard, Mountain Top, Pennsylvania 18707 (land parcel is leased and the bank building is owned).

ITEM 3.	LEGAL PROCEEDINGS

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

The Corporation’s common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol “FKYS.OB”. The following table sets forth:

•	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
•	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2012; and
•	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK

			Per Share
	High	Low	Dividend Paid
2013:

First quarter	$26.75	$23.71	$.26
Second quarter	$26.70	$25.24	$.26
Third quarter	$27.00	$25.05	$.26
Fourth quarter	$27.00	$24.50	$.26

2012:

First quarter	$23.00	$19.75	$.25
Second quarter	$26.00	$22.30	$.25
Third quarter	$25.49	$24.00	$.25
Fourth quarter	$25.20	$23.71	$.26

As of December 31, 2013, the Corporation had approximately 914 shareholders of record.

The Corporation has paid dividends since commencement of business in 1984. It is the present intention of the Corporation’s Board of Directors to continue the dividend payment policy. Stock value, cost and availability of external capital, and the Corporation’s present and anticipated capital needs are weighed in the process of making a responsible decision. Further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Corporation considers its dividend policy. Cash available for dividend distributions to shareholders of the Corporation must initially come from dividends paid by the Bank to the Corporation. Therefore, the restrictions on the Bank’s dividend payments are directly applicable to the Corporation.

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

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on the Corporation’s common stock during the period December 31, 2008, through and including December 31, 2013, with

•	The cumulative total return on the SNL Securities Corporate Performance Index[1] for banks $500 million to $1 billion in total assets in the Middle Atlantic area[2], and
•	The cumulative total return for all United States stocks traded on the NASDAQ Stock Market.

The comparison assumes $100 was invested on December 31, 2008, in the Corporation’s common stock and in each of the indices below and assumes further the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

FIRST KEYSTONE CORPORATION

Total Return Performance

	Period Ending
	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
First Keystone Corporation	100.00	124.21	135.23	166.76	206.32	220.98
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $500M- $1B	100.00	95.24	103.96	91.46	117.25	152.05

1 SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

2 The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey, New York, the District of Columbia and Puerto Rico.

ITEM 6.	SELECTED FINANCIAL DATA

(Amounts in thousands, except per share)

	Year Ended December 31,
	2013	2012	2011	2010	2009

SELECTED FINANCIAL DATA:
Total assets	$901,565	$819,966	$818,546	$796,601	$758,330
Total investment securities	359,531	303,756	336,618	316,531	282,798
Net loans	439,999	427,124	410,066	403,950	401,375
Total deposits	690,075	608,834	624,349	626,895	580,569
Total long-term borrowings	40,429	44,520	64,339	66,400	82,976
Total stockholders’ equity	96,351	103,330	93,092	79,060	74,167

SELECTED OPERATING DATA:
Interest income	$30,961	$34,936	$37,028	$38,154	$37,726
Interest expense	4,954	6,514	9,405	12,742	15,565
Net interest income	26,007	28,422	27,623	25,412	22,161
Provision for loan losses	1,372	1,600	1,900	2,575	800
Net interest income after provision for loan losses	24,635	26,822	25,723	22,837	21,361
Non-interest income	7,875	5,933	4,431	5,758	4,299
Non-interest expense	19,846	20,398	17,695	17,272	16,444
Income before income tax expense	12,664	12,357	12,459	11,323	9,216
Income tax expense	2,391	2,187	2,552	2,362	1,279
Net income	$10,273	$10,170	$9,907	$8,961	$7,937

PER SHARE DATA:
Net income	$1.87	$1.86	$1.82	$1.65	$1.46
Cash dividends	1.04	1.01	.97	.93	.92

PERFORMANCE RATIOS:
Return on average assets	1.23%	1.25%	1.21%	1.09%	1.06%
Return on average equity	10.12%	10.19%	11.57%	10.98%	10.88%
Dividend payout	55.64%	54.18%	53.31%	56.47%	63.06%
Average equity to average assets	12.10%	12.28%	10.43%	9.95%	9.73%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Versus Year Ended December 31, 2012

Net income increased to $10,273,000 for the year ended December 31, 2013, as compared to $10,170,000 for the prior year, an increase of 1.0%. Earnings per share, both basic and diluted, for 2013 was $1.87 as compared to $1.86 in 2012, an increase of 0.5%. Cash dividends per share increased to $1.04 in 2013 from $1.01 in 2012, an increase of 3.0%. The Corporation’s return on average assets was 1.23% in 2013 as compared to 1.25% in 2012. Return on average equity decreased to 10.12% in 2013 from 10.19% in 2012. Falling yields resulted in an overall decrease of interest income to $30,961,000, down $3,975,000 or 11.4% from 2012. There was the accompanying decrease in interest on deposits and borrowings as interest rates declined, which resulted in interest expense of $4,954,000 in 2013, a decrease of $1,560,000 or 24.0% from 2012.

Net interest income, as indicated below in Table 1, decreased by $2,415,000 or 8.5% to $26,007,000 for the year ended December 31, 2013. The Corporation’s net interest income on a fully taxable equivalent basis decreased by $2,685,000, or 8.6% to $28,397,000 in 2013 as compared to an increase of $1,185,000, or 4.0% to $31,082,000 in 2012.

Year Ended December 31, 2012 Versus Year Ended December 31, 2011

Net income increased to $10,170,000 for the year ended December 31, 2012, as compared to $9,907,000 for the prior year, an increase of 2.7%. Earnings per share, both basic and diluted, for 2012 were $1.86 as compared to $1.82 in 2011, an increase of 2.2%. Cash dividends per share increased to $1.01 in 2012 from $.97 in 2011, an increase of 4.1%. The Corporation’s return on average assets was 1.25% in 2012 as compared to 1.21% in 2011. Return on average equity decreased to 10.19% in 2012 from 11.57% in 2011. Falling yields and a slight decrease in earning asset levels resulted in an overall decrease of interest income to $34,936,000, down $2,092,000 or 5.7% from 2011. There was the accompanying decrease in interest on deposits and borrowings as interest rates declined, which resulted in interest expense of $6,514,000 in 2012, a decrease of $2,891,000 or 30.7% from 2011.

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

Table 1 — Net Interest Income

(Amounts in thousands)

	2013/2012				2012/2011
	Increase/(Decrease)				Increase/(Decrease)
	2013	Amount	%	2012	Amount	%	2011
Interest Income	$30,961	$(3,975)	(11.4)	$34,936	$(2,092)	(5.7)	$37,028
Interest Expense	4,954	(1,560)	(24.0)	6,514	(2,891)	(30.7)	9,405
Net Interest Income	26,007	(2,415)	(8.5)	28,422	799	2.9	27,623
Tax Equivalent Adjustment	2,390	(270)	(10.2)	2,660	386	17.0	2,274
Net Interest Income (fully tax equivalent)	$28,397	$(2,685)	(8.6)	$31,082	$1,185	4.0	$29,897

Table 2 — Distribution of Assets, Liabilities and Stockholders’ Equity

(Dollar amounts in thousands)

	2013			2012			2011
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2]	$57,928	$2,733	4.72%	$47,386	$2,398	5.06%	$40,883	$2,214	5.42%
Real Estate[1]	372,225	17,339	4.66%	369,674	19,538	5.29%	364,099	20,427	5.61%
Consumer, net[1,2]	5,887	426	7.24%	6,520	517	7.93%	7,561	643	8.50%
Fees on Loans	0	583	0%	0	650	0%	0	454	0%
Total Loans (Including Fees)[3]	$436,040	$21,081	4.83%	$423,580	$23,103	5.45%	$412,543	$23,738	5.75%

Investment Securities:
Taxable	$230,553	$6,938	3.01%	$215,849	$8,028	3.72%	$234,410	$9,790	4.18%
Tax Exempt[1]	91,074	5,314	5.83%	105,359	6,464	6.14%	87,427	5,769	6.60%
Total Investment Securities	321,627	12,252	3.81%	321,208	14,492	4.51%	321,837	15,559	4.83%
Interest Bearing Deposits in Banks	8,029	18	0.22%	2,791	1	0.04%	13,840	4	0.03%
Federal Funds Sold	0	0	0%	0	0	0%	565	1	0.18%
Total Other Interest Earning Assets	8,029	18	0.22%	2,791	1	0.04%	14,405	5	0.03%
Total Interest Earning Assets	$765,696	$33,351	4.36%	$747,579	$37,596	5.03%	$748,785	$39,302	5.25%

Non-Interest Earning Assets:
Cash and Due From Banks	$6,917			$6,881			$6,050
Allowance for Loan Losses	(5,971)			(5,994)			(5,711)
Premises and Equipment	20,547			15,978			12,072
Foreclosed Assets Held for Sale	359			876			1,208
Other Assets	51,012			47,660			58,744
Total Non-Interest Earning Assets	72,864			65,401			72,363
Total Assets	$838,560			$812,980			$821,148

Interest Bearing Liabilities:
Savings, NOW Accounts, and Money Markets	$317,477	$691	0.22%	$289,399	$762	0.26%	$308,778	$1,721	0.56%
Time Deposits	251,758	2,932	1.16%	249,150	3,794	1.52%	249,543	4,997	2.00%
Short-Term Borrowings	11,050	27	0.24%	11,030	28	0.26%	2,316	7	0.30%
Long-Term Borrowings	45,493	1,226	2.69%	56,351	1,840	3.27%	68,356	2,523	3.69%
Securities Sold U/A to Repurchase	18,753	78	0.42%	19,458	90	0.46%	21,593	157	0.73%
Total Interest Bearing Liabilities	$644,531	$4,954	0.77%	$625,388	$6,514	1.04%	$650,586	$9,405	1.45%

Non-Interest Bearing Liabilities:
Demand Deposits	$80,833			$80,087			$71,661
Other Liabilities	11,692			7,671			13,292
Stockholders’ Equity	101,504			99,834			85,609
Total Liabilities/Stockholders’ Equity	$838,560			$812,980			$821,148

Net Interest Income Tax Equivalent		$28,397			$31,082			$29,897

Net Interest Spread			3.59%			3.99%			3.80%

Net Interest Margin			3.71%			4.16%			3.99%

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

Table 2 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2013, 2012 and 2011.

The yield on earning assets was 4.36% in 2013, 5.03% in 2012, and 5.25% in 2011. The rate paid on interest bearing liabilities was 0.77% in 2013, 1.04% in 2012, and 1.45% in 2011. This resulted in a decrease in our net interest spread to 3.59% in 2013, as compared to 3.99% in 2012 and 3.80% in 2011.

As Table 2 illustrates, the net interest margin, which is interest income less interest expense divided by average earning assets, was 3.71% in 2013 as compared to 4.16% in 2012 and 3.99% in 2011. The net interest margins are presented on a tax-equivalent basis. In 2013, yield on earning assets fell by 0.67%, from 5.03% to 4.36% while the rate paid on interest bearing liabilities dropped 0.27%. As loans were repaid and refinanced, and as investments were sold, matured or called, the principal balances were reinvested at lower, current rates. This was the primary cause of the lower yields on both loans and investments. Savings, NOW and money market interest expense decreased slightly as rates were reduced in the beginning of 2013. Interest paid on certificates of deposit declined as they matured and were reinvested at lower rates. Average long-term borrowings declined by $10,858,000 while the average rate paid on these borrowings declined by 0.58% from 3.27% to 2.69%. Therefore, the net interest spread and margin in 2013 as compared to 2012 was negatively impacted. Interest income exempt from federal tax was $4,743,000 in 2013, $5,317,000 in 2012, and $4,617,000 in 2011. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The decline in our net interest margin came from significantly lower earning asset yields and slightly lower funding costs in 2013 and 2012. Fully tax equivalent net interest income fell from 2012 to 2013 by $2,685,000 or 8.6% to $28,397,000. This occurred while the level of average earning assets increased by 2.4%. Our net interest margin was under pressure when interest rates started to rise since the Corporation continues to be liability sensitive. There will be more liabilities, including deposits, repricing than earning assets (loans and investments). To negate the potential impact of a lesser net interest margin, the Corporation will continue to focus on attracting lower cost checking, savings and money market accounts and reduce somewhat its dependence on higher priced certificates of deposit.

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

In 2013, the decrease in net interest income on a fully tax equivalent basis of $2,685,000 resulted from an increase in volume of $596,000 and a decrease of $3,281,000 due to changes in rate. In 2012, the increase in net interest income of $1,185,000 resulted from an increase in volume of $1,589,000 and a decrease of $404,000 due to changes in rate.

Table 3 — Changes in Income and Expense, 2013 and 2012

(Amounts in thousands)	2013 COMPARED TO 2012			2012 COMPARED TO 2011
	VOLUME	RATE	NET	VOLUME	RATE	NET
Interest Income:
Loans, Net	$679	$(2,702)	$(2,023)	$635	$(1,271)	$(636)
Taxable Investment Securities	547	(1,637)	(1,090)	(775)	(987)	(1,762)
Tax-Exempt Investment Securities	(876)	(273)	(1,149)	1,183	(488)	695
Other Short-Term Investments	2	15	17	(3)	0	(3)
Total Interest Income	$352	$(4,597)	$(4,245)	$1,040	$(2,746)	$(1,706)
Interest Expense:
Savings, NOW and Money Markets	$74	$(145)	$(71)	$(108)	$(851)	$(959)
Time Deposits	40	(902)	(862)	(8)	(1,194)	(1,202)
Short-Term Borrowings	0	(1)	(1)	26	(5)	21
Long-Term Borrowings	(355)	(259)	(614)	(443)	(240)	(683)
Securities Sold U/A to Repurchase	(3)	(9)	(12)	(16)	(52)	(68)
Total Interest Expense	(244)	(1,316)	(1,560)	(549)	(2,342)	(2,891)
Net Interest Income	$596	$(3,281)	$(2,685)	$1,589	$(404)	$1,185

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Balances on non-accrual loans are included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2013, the provision for loan losses was $1,372,000 as compared to $1,600,000 as of

December 31, 2012 and $1,900,000 as of December 31, 2011. The provision in 2013 decreased due to the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions and other relevant factors. Net charge-offs by the Corporation for the fiscal years ended December 31, 2013, 2012 and 2011, were $625,000, $1,757,000, and $1,672,000, respectively. See Allowance for Loan Losses on Page 30 for further discussion.

Charge-offs declined in 2013 as compared to the previous year as a result of fewer borrowers defaulting on credit obligations, the Corporation’s diligent collection efforts, and the improving economy. The Corporation did not change the methodology in which it determines charge-offs, rather the challenges associated with the economy (higher unemployment and increased delinquencies) were largely responsible for the increase in net charge-offs from 2011 to 2012. While the Corporation cannot accurately predict future charge-offs, it is anticipated that the current level of charge-offs may continue into 2014 as economic conditions remain uncertain.

The allowance for loan losses as a percentage of average loans outstanding was 1.49% as of December 31, 2013, 1.36% as of December 31, 2012 and 1.44% as of December 31, 2011.

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

Non-interest income through December 31, 2013 was $7,875,000, an increase of 32.7%, or $1,942,000, from 2012. Table 4 provides the major categories of non-interest income and each respective change comparing the last three years. The majority of the 2013 increase was due to net investment securities gains (losses), which increased from $813,000 in 2012 to $2,900,000 in 2013. Two other major contributors to the increase in 2013 were 1) service charges and fees and 2) an increase in trust department revenue.

During 2013, the Corporation recorded a net gain of $2,900,000 from the sales of securities in its investment portfolio, an increase of $2,087,000 from 2012. The Bank has taken gains and losses in the portfolio, primarily in municipal securities, to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates. In 2012, gains totaled $813,000, while in 2011 they were $111,000. These gains resulted from the normal readjustment process within the portfolio.

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

Gains on sales of mortgage loans provided $618,000 in 2013 as compared to $1,016,000 in 2012 and $368,000 in 2011. The decrease in gains on sales of mortgage loans in 2013 was due to rising secondary market rates resulting in a decline in refinance mortgages. In 2013, the Bank originated $46,773,190 in residential mortgage loans and sold $25,653,000. This compared unfavorably to 2012 when the Bank originated $50,140,000 in residential mortgage loans and sold $30,732,000. The increase in volume in 2012 was due to the favorable interest rate environment for refinancing. In 2011, the volume of new residential mortgages sold on the secondary market reduced and led to a $457,000 decline in gains on sales of mortgage loans from the prior year. The Corporation continues to service the majority of mortgages which are sold. This servicing income provides an additional source of non-interest income on an ongoing basis.

Service charges and fees consisted primarily of service charges on deposit accounts and ATM fees and debit card income. Service charges and fees were higher by $220,000 in 2013 as compared to 2012, or 10.1% due to prepayment fees relating to certain commercial loans that were paid in advance of their maturity. In addition, ATM and debit card interchange income was higher as well as an increase in fees related to mortgage servicing rights. Service charges and fees decreased $41,000 in 2012 as compared to 2011, primarily due to lower fees collected on checking accounts and lower overdraft fees.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit investment products, and miscellaneous fees, decreased $25,000 or 5.5% in 2013 and increased $65,000 or 16.8% in 2012. Other non-interest income declined in 2013, which was caused in large measure by a decrease in commissions earned on sales of retail non-deposit investment products.

Table 4 — Non-Interest Income

	2013/2012				2012/2011
	Increase/(Decrease)				Increase/(Decrease)
	2013	Amount	%	2012	Amount	%	2011
Trust department	$841	$95	12.7	$746	$161	27.5	$585
Service charges and fees	2,402	220	10.1	2,182	(41)	(1.8)	2,223
Bank owned life insurance income	687	(37)	(5.1)	724	(33)	(4.4)	757
Gains on sales of mortgage loans	618	(398)	(39.2)	1,016	648	176.1	368
Other	427	(25)	(5.5)	452	65	16.8	387
Subtotal	4,975	(145)	(2.8)	5,120	800	18.5	4,320
Investment securities gains (losses) - net	2,900	2,087	256.7	813	702	632.4	111
Total	$7,875	$1,942	32.7	$5,933	$1,502	33.9	$4,431

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and employee benefits, occupancy, furniture and equipment, and other miscellaneous expenses. Table 5 provides the yearly non-interest expense by category, along with the amount, dollar changes, and percentage of change.

Total non-interest expense amounted to $19,846,000, a decrease of $552,000, or 2.7% in 2013 compared to an increase of $2,703,000, or 15.3% in 2012. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to 55.1% of total non-interest expense in 2013 and 51.1% in 2012. Salaries and employee benefits increased $516,000, or 5.0% in 2013 and $933,000, or 9.8% in 2012. The majority of the increase was related to the opening of new branches in Dallas and Shickshinny, Pennsylvania. The balance of the increase was due to normal annual increases in salaries. In addition, the Corporation experienced a 7.3% increase in medical insurance for its employees, from $1,251,000 to $1,342,000. Salaries increased in 2012 due to the hiring of several new employees, including a Residential Mortgage Consultant, a Training Director and a Business Deposit Specialist, among others, and normal annual increases. The number of full time equivalent employees was 207 as of December 31, 2013, and 193 as of December 31, 2012.

Net occupancy expense increased $118,000, or 8.4% in 2013 as compared to an increase of $41,000, or 3.0% in 2012. Furniture and equipment and computer expense increased $54,000, or 3.3% in 2013 compared to an increase of $213,000, or 14.8% in 2012. The increases in 2013 were caused by higher service maintenance on software, higher depreciation, and losses on disposals of furniture and fixtures due to the renovation and expansion of the Bank’s main headquarters and the replacement of several ATMs. The increases in occupancy and furniture expenses in 2012 were caused by higher service maintenance on equipment, including ATMs, higher depreciation, and a loss on disposal of leasehold improvements due to the relocation of our Kingston Office to a bank-owned facility. FDIC insurance expense decreased $64,000, or 13.2% in 2013 as compared to a decrease of $148,000, or 23.3% in 2012. FHLB prepayment penalties of $345,000 were one-time expenses related to the early prepayment of a borrowing with the Federal Home Loan Bank (“FHLB”). Other non-interest expense, including state shares tax, ATM and debit card fees and professional services, decreased by 12.6% or $710,000 in 2013 after increasing by $853,000 or 17.8% in 2012. This decrease in 2013 is primarily related to legal, collections and expenses associated with foreclosed assets held for resale and a decrease in donations expenses.

The overall level of non-interest expense remains low, relative to the Bank’s peers (community banks from $500 million to $1 billion in assets). In fact, the Bank’s total non-interest expense was 2.37% and 2.51% of average assets in 2013 and 2012, respectively. The Bank’s non-interest expense as a percentage of average assets places the Bank among the leaders in its peer financial institution categories in controlling non-interest expense.

Table 5 — Non-Interest Expense

	2013/2012				2012/2011
	Increase/(Decrease)				Increase/(Decrease)
	2013	Amount	%	2012	Amount	%	2011
Salaries and employee benefits	$10,929	$516	5.0	$10,413	$933	9.8	$9,480
Occupancy, net	1,523	118	8.4	1,405	41	3.0	1,364
Furniture and equipment and computer expense	1,703	54	3.3	1,649	213	14.8	1,436
FDIC Insurance	422	(64)	(13.2)	486	(148)	(23.3)	634
FHLB prepayment penalties	345	(466)	(57.5)	811	811	N/A	0
Other	4,924	(710)	(12.6)	5,634	853	17.8	4,781
Total	$19,846	$(552)	(2.7)	$20,398	$2,703	15.3	$17,695

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2013, was $2,391,000 as compared to $2,187,000 and $2,552,000 for the years ended December 31, 2012 and 2011, respectively. The effective income tax rate was 18.9% in 2013, 17.7% in 2012, and 20.5% in 2011. The increase in the effective tax rate for 2013 was the result of a reduction in tax-free municipal securities held in the Corporation’s investment portfolio. The decrease in the effective tax rate for 2012 was due to additional tax exempt income received and an additional low-income housing tax credit recognized during the period. The Corporation looks to maximize its tax-exempt income derived from both tax-free loans and tax-free municipal securities without triggering the alternative minimum tax. The Corporation does not expect a material change in its tax rate for 2014.

FINANCIAL CONDITION

GENERAL

Total assets increased to $901,565,000 at year-end 2013, an increase of 10.0% from year-end 2012. As of December 31, 2013, total deposits amounted to $690,075,000, an increase of 13.3% from 2012. Total assets as of December 31, 2012 were $819,966,000, an increase of 0.2% over 2011, while total deposits as of year-end 2012 amounted to $608,834,000, a decrease of 2.5% from 2011.

Net loans increased in 2013 from $427,124,000 to $439,999,000, a 3.0% increase. Loan demand continues to be weak as borrowers, both consumer and business, are reducing their leverage positions. Net loans in 2012 increased from 2011 by $17,058,000 or 4.2%.

The decrease in long-term borrowings was attributable to a program in which investments were sold to pay-off one long-term borrowing to further improve net interest margin. In April 2013, the Corporation completed transactions designed to unwind unprofitable leverage. Investment securities with a market value of $7,282,000 and having a yield of 3.35% were sold for a net gain of $365,000. In addition, a term borrowing with the Federal Home Loan Bank of Pittsburgh in the amount of $7,000,000 with a cost of 3.29% was prepaid, resulting in a prepayment penalty of $345,000. The impact of these transactions on net income was marginally positive. The deleveraging of the balance sheet also improved Tier 1 leverage and improved sensitivity to rising interest rates.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Borrowings increased in 2013 by $9,073,000 and increased in 2012 by $4,368,000. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals, continue to be the Corporation’s most significant source of funds.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 91.3% for 2013, compared to 92.0% for 2012 and 91.2% for 2011. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

LOANS

Total loans, net of unearned income, increased to $446,518,000 as of December 31, 2013, as compared to a balance of $432,896,000 as of December 31, 2012. Table 6 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans, net of unearned income, increased $13,622,000, or 3.1% in 2013 compared to an increase of $16,901,000, or 4.1% in 2012.

The lackluster economy and resultant decline in loan demand accounted for nominal growth in the loan portfolio in 2013. The Commercial and Industrial portfolio increased $4,688,000 to $33,402,000 as of December 31, 2013, as compared to $28,714,000 as of December 31, 2012. The increase was mainly the result of $8,454,000 in new loan originations, offset by loan payoffs of $3,347,000 combined with typical portfolio run-off. The Tax-exempt portfolio increased $2,052,000 to $31,244,000 at December 31, 2013 from $29,192,000 at December 31, 2012. This increase was mainly due to four large loan originations totaling $10,500,000, offset by two large loan payoffs totaling $8,041,000. The Commercial Real Estate loan portfolio increased $140,000 to $221,478,000 as of December 31, 2013 as compared to $221,338,000 as of December 31, 2012. The nominal increase was mainly the result of unscheduled loan payoffs combined with payment amortization exceeding new originations. Residential Real Estate loans increased $7,392,000 to $154,403,000 as of December 31, 2013, as compared to $147,011,000 as of December 31, 2012. The increase was the result of new originations and, to a lesser extent, refinances held in the Bank’s portfolio. The Corporation continued to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $286,124,000 of which $225,424,000 or 50.5% of gross loans was secured by commercial real estate.

The largest relationship is a manufacturing/fabrication company and its related entities. The company has a long history of successful operations dating back to 1980. The relationship had outstanding loan balances and unused commitments of $8,629,000 at December 31, 2013. The debt consists of approximately $6,134,000 in term debt secured primarily by various real estate holdings, and approximately $2,495,000 in operating lines of credit secured by business assets and guaranties.

The second largest relationship consists of $8,387,000 in a tax free loan relationship and an unused commitment to a municipality founded in 1816 consisting of 35 square miles. According to township officials, the population has been increasing steadily since 2001 and is currently in excess of 11,000 people. In 2012, the township completed its $74,000,000 sewer expansion project. The Bank’s loan is secured by project receivables and the full faith, credit, and taxing power of the township.

The third largest relationship is a real estate development company and its related entities, specializing in the design, construction, and management of multi-tenant residential housing. The company was established in the late 1980s. The relationship had outstanding loan balances and unused commitments of $8,365,000 at December 31, 2013. The debt consists of approximately $5,403,000 in term debt secured by various real estate holdings and approximately $2,962,000 in lines of credit secured by various real estate holdings. The loans are secured primarily by income producing multi-tenant real estate.

The fourth largest relationship consists of net outstanding loan balances and unused commitments of $7,978,000 after participation shares sold of $2,565,000. This relationship is comprised of several first lien mortgages relating to office and professional rental properties and a $5,000,000 line of credit to a planned residential community. The principal and related companies have been involved in real estate development since 1974, and have successfully developed residential communities, medical office facilities, and professional office facilities. The entire relationship is secured by a combination of first lien mortgages and marketable securities.

The fifth largest relationship is comprised of various real estate entities, which are owned by an individual who began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $7,821,000 at December 31, 2013. The individual owns a diverse mix of real estate entities which specialize in construction/ development projects, leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $6,821,000 in term debt (which includes a $2,160,000 construction mortgage) and a $1,000,000 line of credit. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus a collateral pledge of cash accounts and marketable securities.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $439,443,000 or 98.5% of gross loans are graded Pass; $1,964,000 or 0.4% are graded Special Mention; $4,734,000 or 1.1% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans for risk grading tables.

Commercial and Industrial non-pass grades decreased to $86,000 as of December 31, 2013, compared to $916,000 as of December 31, 2012. The $830,000 decrease was mainly the result of $528,000 in loans upgraded, $51,000 in loans paid off, and a $227,000 decrease in impaired loans from 2012 to 2013. Commercial Real Estate non-pass grades decreased to $5,499,000 as of December 31, 2013, compared to $6,241,000 as of December 31, 2012. The $742,000 decrease in Commercial Real Estate was mainly the result of net loan grade migration of $295,000, $182,000 in loan pay-offs, and a decrease of $126,000 in impaired substandard loans. The Residential Real Estate and Consumer non-pass grades decreased to $1,113,000 as of December 31, 2013, compared to $1,327,000 as of December 31, 2012. The $214,000 decrease was mainly due to net loan grade migration in the Residential Real Estate category of $326,000 and a $127,000 increase in impaired loans from 2012 to 2013.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Table 6 — Loans Outstanding, Net of Unearned Income

(Amounts in thousands)	December 31,
	2013	2012	2011	2010	2009
Commercial and Industrial	$33,402	$28,714	$21,448	$29,693	$42,815
Tax exempt – Real Estate and Other	31,244	29,192	19,779	12,450	12,525
Commercial Real Estate	221,478	221,338	236,645	227,147	203,413
Residential Real Estate	154,403	147,011	130,718	131,981	138,092
Consumer	5,614	6,473	7,429	8,781	10,802
Gross Loans	446,141	432,728	416,019	410,052	407,647
Add (deduct): Unearned discount and	(87)	(170)	(331)	(675)	(1,273)
Net deferred loan fees and costs	464	338	307	274	323
Total Loans, net of unearned income	$446,518	$432,896	$415,995	$409,651	$406,697

INVESTMENT SECURITIES

The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The investment portfolio has been allocated between securities available-for-sale, including restricted equity securities, and securities held-to-maturity. No investment securities were established in a trading account. Available-for-sale securities increased $57,264,000 or 19.0% to $358,459,000 in 2013 as nearly all classes of securities increased. Available-for-sale securities decreased $32,818,000, or 9.8% to $301,195,000 in 2012. At December 31, 2013, the net unrealized loss, net of the tax effect, on these securities was $(54,000) and was included in stockholders’ equity as accumulated other comprehensive income (loss). At December 31, 2012, accumulated other comprehensive income, net of tax effect, amounted to $12,528,000. The primary reason for the decline in accumulated other comprehensive income (loss) from 2012 to 2013 was twofold. The Bank realized gains on the sales of securities, primarily municipal bonds, in the net amount of $2,900,000. Additionally, the rise in interest rates during the second half of 2013 reduced the market value of bonds remaining in the portfolio. In 2013, held-to-maturity securities decreased $1,489,000, or 58.1% to $1,072,000 after decreasing $44,000, or 1.7% in 2012. Table 7 provides data on the carrying value of the Corporation’s investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate an investment security.

The investment portfolio includes U.S. Government corporations and agencies, corporate obligations, mortgage-backed securities, and obligations of state and political subdivisions, both tax-exempt and taxable. In addition, the investment portfolio includes restricted equity securities consisting primarily of common stock investments in the Federal Home Loan Bank of Pittsburgh as of December 31, 2013. Marketable equity securities consists of common stock investments in other commercial banks and bank holding companies. A quarterly impairment analysis is conducted as outlined under non-interest income on page 25 of Management’s Discussion and Analysis.

Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on the Corporation’s consolidated statements of income. As of December 31, 2013, the investment portfolio does not contain any off-balance sheet derivatives or trust preferred investments.

During 2013, interest-bearing deposits in other banks increased to $22,366,000 from $10,882,000 in 2013. In 2013, the increase in interest-bearing deposits in other banks was the result of an excess cash position on December 31, 2013. In 2012, the increase in interest-bearing deposits in other banks, from $1,776,000 in 2011 to $10,882,000, was also the result of an excess cash position on December 31, 2012.

Table 7 — Carrying Value of Investment Securities

(Amounts in thousands)

	December 31,
	2013		2012		2011
	Available	Held to	Available	Held to	Available	Held to
	for Sale	Maturity	for Sale	Maturity	for Sale	Maturity
U. S. Government corporations and agencies	$153,509	$1,072	$72,875	$2,094	$81,056	$2,138
Obligations of state and political subdivisions	148,389	0	176,953	467	186,785	467
Corporate securities	49,265	0	44,507	0	59,242	0
Marketable equity securities	2,535	0	1,977	0	1,741	0
Restricted equity securities	4,761	0	4,883	0	5,189	0
Total	$358,459	$1,072	$301,195	$2,561	$334,013	$2,605

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2013, the allowance for loan losses was $6,519,000 as compared to $5,772,000 as of December 31, 2012. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Table 8 contains an analysis of the allowance for loan losses indicating charge-offs and recoveries by the year. In 2013, net charge-offs as a percentage of average loans were 0.1%. In 2012, net charge-offs as a percentage of average loans were 0.4%, compared to 0.4% in 2011. Net charge-offs amounted to $625,000 in 2013, $1,757,000 in 2012, and $1,672,000 in 2011. During the year ended December 31, 2013, charge-offs decreased primarily in the Commercial and Industrial and Real Estate – Commercial and Residential portfolios due to fewer borrowers defaulting on credit obligations, the Corporation’s diligent collection efforts, and the improving economy. Charge-offs in the Commercial and Industrial category were $17,000 in 2013 compared to $264,000 and $485,000 in 2012 and 2011, respectively. Charge-offs in the Real Estate – Commercial and Residential category were $638,000 in 2013 compared to $1,481,000 and $1,186,000 in 2012 and 2011, respectively. The increase in net charge-offs in 2012 compared to 2011 related primarily to increased losses on commercial loans secured by real estate due to lower market value of real estate held as collateral.

For the year ended December 31, 2013, the provision for loan losses was $1,372,000 as compared to $1,600,000 for 2012 and $1,900,000 for 2011. The provision, net of charge-offs and recoveries, increased the year-end Allowance for Loan Losses to $6,519,000 of which 11.9% was attributed to the Commercial and Industrial component; 50.9% attributed to Commercial Real Estate component; 0.8% attributed to the Consumer component; 24.0% attributed to the Real Estate (primarily residential mortgage loans) component and 12.4% being the unallocated component (refer to the activity in the allowance for loan losses table in Note 4 — Loans on page 59). The Corporation determined that the provision for loan losses made during 2013 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2013.

Table 8 — Analysis of Allowance for Loan Losses

(Amounts in thousands)	Years Ended December 31,
	2013	2012	2011	2010	2009
Balance at beginning of period	$5,772	$5,929	$5,701	$5,322	$5,195
Charge-offs:
Commercial and Industrial	17	264	485	389	211
Real Estate – Commercial and Residential	638	1,481	1,186	1,778	354
Consumer	39	87	98	95	169
	694	1,832	1,769	2,262	734
Recoveries:
Commercial and Industrial	24	23	28	39	13
Real Estate – Commercial and Residential	36	23	53	13	25
Consumer	9	29	16	14	23
	69	75	97	66	61

Net charge-offs	625	1,757	1,672	2,196	673
Additions charged to operations	1,372	1,600	1,900	2,575	800
Balance at end of period	$6,519	$5,772	$5,929	$5,701	$5,322

Ratio of net charge-offs during the period to average loans outstanding during the period	0.1%	0.4%	0.4%	0.5%	0.2%
Allowance for loan losses to average loans outstanding during the period	1.49%	1.36%	1.44%	1.39%	1.30%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.49% in 2013, 1.36% in 2012 and 1.44% in 2011.

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

Table 9 — Allocation of Allowance for Loan Losses

(Amounts in thousands)	December 31,
	2013	%*	2012	%*	2011	%*	2010	%*	2009	%*
Commercial and Industrial	$776	13.6	$573	11.4	$489	9.1	$565	11.4	$970	19.3
Real Estate – Commercial and Residential	4,885	85.5	4,361	87.0	4,735	88.3	4,270	86.1	3,948	78.7
Consumer	53	0.9	80	1.6	137	2.6	123	2.5	99	2.0
Unallocated	805	N/A	758	N/A	568	N/A	743	N/A	305	N/A
	$6,519	100.0	$5,772	100.0	$5,929	100.0	$5,701	100.0	$5,322	100.0

______________________

*Percentage of allocation in each category to total allocations in the Allowance for Loan Loss Analysis, excluding unallocated.

NON-PERFORMING ASSETS

Table 10 details the Corporation’s non-performing assets as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Corporation would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferment and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $4,349,000 in 2013 as compared to $3,783,000 and $4,968,000 in 2012 and 2011, respectively. The economy, in particular, high unemployment, weak job markets, unsettled fuel prices, rising energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Impaired loans totaled $3,551,000 in 2013, compared to $2,363,000 in 2012 and $4,188,000 in 2011. Foreclosed assets held for resale increased to $480,000 in 2013 from $468,000 in 2012 and $780,000 in 2011. Loans past-due 90 days or more and still accruing interest amounted to $318,000 in 2013, $952,000 in 2012, and $0 in 2011. These loans are deemed to be well secured and in the process of collection. They consist of one commercial loan, one commercial real estate loan, and three residential mortgage loans, all well secured by various forms of collateral. Non-performing assets to Total Loans, net of unearned income, was 1.0% in 2013, 0.9% in 2012 and 1.2% in 2011. Non-performing assets to total assets was 0.5% in 2013, 0.5% in 2012 and 0.6% in 2011. The allowance for loan losses to total non-performing assets was 149.9% in 2013, 152.6% in 2012 and 119.3% in 2011. Additional detail can be found on Page 34, Table 10 – Non-Performing Assets and Page 66 in the Financing Receivables on Non-Accrual Status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Impaired loans were $3,551,000 at December 31, 2013. The largest impaired loan is a purchased participation loan which is secured by commercial real estate. The Corporation’s participation share of the loan balance is $1,413,000. The year-end collateral evaluation carried a net realizable value of $6,525,000, after considering an estimated cost to sell of 32% and considering the total participation outstanding note balance, resulting in the Corporation’s specific allocation of $0. The second largest relationship is represented by two loans carrying a balance of $318,000 secured by commercial real estate. The year-end valuation carried a net realizable value of $340,000, after an estimated cost to sell of 23%, resulting in a specific allocation of $0. The third largest relationship is represented by one loan carrying a balance of $226,000 secured by residential real estate. The year-end valuation carried a net realizable value of $226,000, after an estimated cost to sell of 24%, resulting in a specific allocation of $0. The estimated cost to sell percentage is determined based upon the market area in which the real estate securing the loan is located and therefore can differ from one loan to another. Of the $3,551,000 impaired loans, none are located outside our primary market area.

Loans categorized as TDRs carried an unpaid balance of $3,961,000 as of December 31, 2013 as compared to $0 as of December 31, 2012. The increase was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio. All of the restructured loans are classified in the Commercial Real Estate portfolio. Eight loans are performing under the terms of the debt restructurings, two loans are non-performing under the terms of the debt restructurings, and three loans were paid off during 2013. The troubled debt restructuring modifications consisted of two term modifications beyond the original stated term, four interest rate modifications, and seven payment modifications. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of December 31, 2013, no specific allocations were attributable to the TDRs. For TDRs that default, the Bank determines a reserve amount in accordance with the Bank’s policy for allowance for loan losses.

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

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2014. Excluding the assets disclosed in the Non-Performing Assets Table in Table 10 and the Troubled Debt Restructurings section in Note 4 — Loans, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

Interest income received on non-performing loans at December 31, 2013, 2012 and 2011 was $24,000, $34,000 and $54,000, respectively. Interest income, which would have been recorded on these loans under the original terms in 2013, 2012 and 2011 was $398,000, $279,000 and $342,000, respectively. At December 31, 2013 and 2012, the Corporation had no outstanding commitments to advance additional funds with respect to these non-performing loans.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2013 and 2012, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 10 — Non-Performing Assets

(Amounts in thousands)

	December 31,
	2013	2012	2011
Non-performing assets
Impaired loans	$3,551	$2,363	$4,188
Foreclosed assets held for resale	480	468	780
Loans past-due 90 days or more and still accruing interest	318	952	0
Total non-performing assets	$4,349	$3,783	$4,968

Impaired loans
Non-performing loans	$3,551	$2,363	$4,188
Allocated allowance for loan losses	(140)	(223)	(947)
Net investment in impaired loans	$3,411	$2,140	$3,241

Impaired loans with a valuation allowance	$275	$463	$2,556
Impaired loans without a valuation allowance	3,276	1,900	1,632
Total impaired loans	$3,551	$2,363	$4,188

Valuation allowance related to impaired loans	$140	$223	$947

Allocated valuation allowance as a percent of impaired loans	3.9%	9.4%	22.6%
Impaired loans to total loans, net of unearned discount	0.8%	0.6%	1.0%
Non-performing assets to total loans, net of unearned income	1.0%	0.9%	1.2%
Non-performing assets to total assets	0.5%	0.5%	0.6%
Allowance for loan losses to impaired loans	183.6%	244.3%	141.6%
Allowance for loan losses to total non-performing assets	149.9%	152.6%	119.3%

Real estate mortgages comprise 85.1% of the loan portfolio as of December 31, 2013, as compared to 86.0% as of December 31, 2012. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in our market area. The Corporation’s loss exposure on its non-performing loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Consumer and commercial retail deposits are attracted primarily by the Bank’s eighteen full service office locations. The Bank offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Bank regularly reviews competing financial institutions interest rates, especially when establishing interest rates on certificates of deposit.

Deposits increased by $81,241,000, or 13.3% for the year ending December 31, 2013. This increase compares favorably to a deposit decrease of $15,515,000, or 2.5% in 2012. In 2013, the Bank experienced an $8,738,000 or 11.4% increase in non-interest bearing deposits and a $72,503,000 increase in interest bearing deposits. The overall increase in deposits in 2013 of $81,241,000 was due in large part to the attraction of several municipal accounts in 2013. The overall drop in deposits in 2012 of $15,515,000 was due in large part to the loss of one significant depositor.

Total borrowings were $108,662,000 as of December 31, 2013, compared to $99,589,000 on December 31, 2012. During 2013, long-term borrowings decreased from $44,520,000 to $40,429,000. The decrease in long-term borrowings resulted from the maturity of one individual term note with FHLB and the early prepayment of an additional borrowing at FHLB. The prepayment of one note was part of a program in which investments were sold at a gain and long-term debt was repaid with a penalty. The purpose of the program was to increase net interest income, improve leverage ratios and decrease sensitivity to rising interest rates. Long-term borrowings are typically FHLB term borrowings with a maturity of one year or more. In connection with FHLB borrowings, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

Short-term borrowings were used to offset repayments of maturing long-term debt. Short-term debt increased from $55,069,000 in 2012 to $68,233,000 and was used to support the higher levels of loans and investments at year-end. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset seasonal fluctuations in deposits.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on investment securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income (loss), may increase or decrease total equity capital. The total net decrease in capital was $6,979,000 in 2013 after an increase of $10,238,000 in 2012. The decrease in equity capital in 2013 was related to a significant decrease in accumulated other comprehensive income (loss) due to market fluctuations. Approximately 46.6% of the increase in equity capital in 2012 related to an increase in accumulated other comprehensive income (loss) due to market fluctuations. The accumulated other comprehensive income (loss) amounted to $(54,000) in 2013 and $12,528,000 in 2012.

The Corporation had 235,149 shares of common stock as of December 31, 2013, and 237,183 shares of common stock as of December 31, 2012, at a cost of $5,823,000 and $5,890,000, respectively, as treasury stock. Beginning in June 2012, the Corporation began issuing treasury stock for new shares purchased by participants in the Corporation’s Dividend Reinvestment Program (“DRIP”). Prior to that, shares needed to fill purchase orders through the DRIP were acquired on the open market. This change was made to reduce the volatility in stock price, which occurred because of large quarterly purchases and to augment capital formation.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 10.12% for 2013, 10.19% for 2012, and 11.57% for 2011. Refer to Performance Ratios on page 20 — Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 11 reflects risk-based capital ratios and the leverage ratio for the Corporation and Bank. The Corporation’s leverage ratio was 8.87% at December 31, 2013 and 8.97% at December 31, 2012.

The Corporation has consistently maintained regulatory capital ratios at or above the “well capitalized” standards. For additional information on capital ratios, see Note 16 — Regulatory Matters on page 74. As Table 11 indicates, the risk-based capital ratios for the Corporation increased over the prior year, while the Bank’s ratios decreased over the prior year. The risk-based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk-based capital ratio is credit risk exposure associated with off-balance sheet contracts and commitments.

Table 11 — Capital Ratios

	December 31, 2013		December 31, 2012
	Corporation	Bank	Corporation	Bank
Risk-Based Capital:
Tier I risk-based capital ratio	13.68%	13.19%	13.33%	13.71%
Total risk-based capital ratio (Tier 1 and Tier 2)	14.92%	14.36%	14.46%	14.78%
Leverage Ratio:
Tier I capital to average assets	8.87%	8.56%	8.97%	9.25%

LIQUIDITY MANAGEMENT

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Liquidity is needed to provide the funding requirements of depositor’s withdrawals, loan growth, and other operational needs. Asset liquidity is provided by investment securities maturing in one year or less, other short-term investments, federal funds sold, and cash and due from banks. At year-end 2013, cash and due from banks decreased to $8,257,000 from $10,038,000. The liquidity is augmented by repayment of loans and cash flows from the mortgage backed securities.

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

Table 12 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2013 and 2012.

Table 12 — Contractual Obligations

(Amounts in thousands)

	Less than	1 - 3	3 -5	Over
December 31, 2013	1 Year	Years	Years	5 Years	Total

Time deposits	$148,849	$49,788	$28,698	$4,563	$231,898
Interest expense on time deposits	2,200	1,673	539	153	4,565
Securities sold under agreement to repurchase	16,261	0	0	0	16,261
FHLB borrowings	56,972	5,000	18,000	12,000	91,972
Interest expense on FHLB borrowings	1,004	1,747	1,306	1,184	5,241
Commitments to grant loans[1]	12,398	0	0	0	12,398
Commitments to fund loans for secondary market mortgages[1]	325	0	0	0	325
Unfunded commitments on lines of credit[1]	46,658	4,683	0	0	51,341
Financial standby letters of credit[1]	418	0	0	0	418
Performance standby letters of credit[1]	4,449	0	0	0	4,449
Commitments to purchase investment securities	2,946	0	0	0	2,946
Operating lease obligations	104	135	118	2,707	3,064
Capital lease obligations	132	264	108	0	504
	$292,716	$63,290	$48,769	$20,607	$425,382

_________________________________

1The Corporation does not expect all of the commitments and letters of credit to be fully funded. The total commitments amount related to these contractual obligations does not necessarily represent future cash requirements.

(Amounts in thousands)

	Less than	1 - 3	3 -5	Over
December 31, 2012	1 Year	Years	Years	5 Years	Total

Time deposits	$144,283	$73,785	$29,695	$0	$247,763
Interest expense on time deposits	2,809	2,050	454	0	5,313
Securities sold under agreement to repurchase	17,059	0	0	0	17,059
FHLB borrowings	45,010	12,000	5,000	20,000	82,010
Interest expense on FHLB borrowings	1,378	1,773	1,285	1,618	6,054
Commitments to grant loans[1]	11,242	0	0	0	11,242
Commitments to fund loans for secondary market mortgages[1]	2,828	0	0	0	2,828
Unfunded commitments on lines of credit[1]	46,110	3,473	0	0	49,583
Financial standby letters of credit[1]	720	0	0	0	720
Performance standby letters of credit[1]	3,714	0	0	0	3,714
Purchase and building commitments	840	0	0	0	840
Operating lease obligations	142	186	112	2,766	3,206
Capital lease obligations	132	264	240	0	636
	$276,267	$93,531	$36,786	$24,384	$430,968

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 13 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2013. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 13 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2013 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Table 13 — Interest Rate Sensitivity Analysis

(Amounts in thousands)

	December 31, 2013
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total

Assets	$157,940	$371,295	$262,985	$109,345	$901,565

Liabilities/Stockholders’ Equity	259,805	398,172	143,167	100,421	901,565

Interest Rate Sensitivity Gap	$(101,865)	$(26,877)	$119,818	$8,924

Cumulative Gap	$(101,865)	$(128,742)	$(8,924)

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

Earnings simulation modeling addresses earnings at risk and net present value estimation addresses economic value at risk. While each of these interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk to the Corporation.

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

Table 14 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 6.0%, 12.5% and 19.5% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 2.5% and 7.7% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years 2013 and 2012, the cost of interest-bearing liabilities averaged 0.77% and 1.04%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 4.36% and 5.03%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At year-end 2013, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with zero effect and a decrease of 4.0%, respectively. Additionally, net present value is projected to decrease 10.0%, 25.0%, and 43.5% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are below the Corporation’s policy limits, with an exception in the 300 basis point immediate increase scenario which exceeds the policy of ‒40.0% by 3.5%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Table 14 — Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(19.5)%
+200 bp Shock vs. Stable Rate	(12.5)%
+100 bp Shock vs. Stable Rate	(6.0)%
Flat rate	0.0%
‒100 bp Shock vs. Stable Rate	(2.5)%
‒200 bp Shock vs. Stable Rate	(7.7)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(43.5)%
+200 bp Shock vs. Stable Rate	(25.0)%
+100 bp Shock vs. Stable Rate	(10.0)%
Flat rate	0.0%
‒100 bp Shock vs. Stable Rate	0.0%
‒200 bp Shock vs. Stable Rate	(4.0)%

Table 15 — Quarterly Results of Operations (Unaudited)

(Amounts in thousands, except per share)

	Three Months Ended
2013	March 31	June 30	September 30	December 31
Interest income	$7,844	$7,824	$7,668	$7,625
Interest expense	1,246	1,229	1,247	1,232
Net interest income	6,598	6,595	6,421	6,393
Provision for loan losses	400	200	133	639
Non-interest income	1,522	3,765	1,397	1,191
Non-interest expense	4,727	5,277	4,919	4,923
Income before income tax expense	2,993	4,883	2,766	2,022
Income tax expense	467	1,011	611	302
Net income	$2,526	$3,872	$2,155	$1,720

Per share	$.47	$.70	$.39	$.31

	Three Months Ended
2012	March 31	June 30	September 30	December 31
Interest income	$8,927	$8,841	$8,522	$8,646
Interest expense	1,907	1,715	1,476	1,416
Net interest income	7,020	7,126	7,046	7,230
Provision for loan losses	400	400	400	400
Non-interest income	1,204	2,193	1,886	650
Non-interest expense	4,585	5,807	5,176	4,830
Income before income tax expense	3,239	3,112	3,356	2,650
Income tax expense	583	534	592	478
Net income	$2,656	$2,578	$2,764	$2,172

Per share	$.49	$.47	$.51	$.39

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

The Corporation believes the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of its consolidated financial statements. Please refer to the discussion of the allowance for loan losses calculation under “Non-Performing Assets” and the “Allowance for Loan Losses” in the “Financial Condition” section of Management’s Discussion and Analysis. Please refer to Note 1 to the consolidated financial statements for “Income Taxes” and “Goodwill, Intangible Assets and Premium Discounts”. Please refer to Note 3 to the consolidated financial statements for the discussion on estimating other-than-temporary impairment losses on securities. Please refer to Note 14 to the consolidated financial statements for “Commitments and Contingencies”. Please refer to Note 20 to the consolidated financial statements for “Fair Value Measurements”.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013. First Keystone Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Corporation and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Keystone Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014, expressed an unqualified opinion.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania

March 14, 2014

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
	2013	2012
ASSETS
Cash and due from banks	$8,257	$10,038
Interest-bearing deposits in other banks	22,366	10,882
Total cash and cash equivalents	30,623	20,920
Investment securities available-for-sale	353,698	296,312
Investment securities held-to-maturity (estimated fair value 2013 - $1,083; 2012 - $2,599)	1,072	2,561
Restricted securities at cost - available-for-sale	4,761	4,883
Loans, net of unearned income	446,518	432,896
Allowance for loan losses	(6,519)	(5,772)
Net loans	439,999	427,124
Premises and equipment, net	21,516	19,363
Accrued interest receivable	3,616	4,060
Cash surrender value of bank owned life insurance	20,556	19,869
Investments in real estate ventures	1,289	1,480
Goodwill	19,133	19,133
Core deposit intangible, net	395	668
Prepaid FDIC insurance	0	1,002
Foreclosed assets held for resale	480	468
Deferred income taxes	2,131	5
Other assets	2,296	2,118
TOTAL ASSETS	$901,565	$819,966

LIABILITIES
Deposits:
Non-interest bearing	$85,156	$76,418
Interest bearing	604,919	532,416
Total deposits	690,075	608,834
Short-term borrowings	68,233	55,069
Long-term borrowings	40,429	44,520
Accrued interest and other expenses	3,012	2,902
Deferred income taxes	51	4,612
Other liabilities	3,414	699
TOTAL LIABILITIES	$805,214	$716,636

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2013 and 2012; issued 0 in 2013 and 2012	$0	$0
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2013 and 2012; issued 5,756,474 in 2013 and 5,717,400 in 2012	11,513	11,435
Surplus	31,626	30,725
Retained earnings	59,089	54,532
Accumulated other comprehensive income (loss)	(54)	12,528
Treasury stock, at cost, 235,149 shares in 2013 and 237,183 shares in 2012	(5,823)	(5,890)

TOTAL STOCKHOLDERS’ EQUITY	96,351	103,330
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$901,565	$819,966

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)	Year Ended December 31,
	2013	2012	2011
INTEREST INCOME
Interest and fees on loans	$20,471	$22,599	$23,369
Interest and dividend income on investment securities:
Taxable	6,843	7,956	9,729
Tax-exempt	3,533	4,308	3,865
Dividends	96	72	60
Interest on deposits in banks	18	1	4
Interest on federal funds sold	0	0	1
Total interest income	$30,961	$34,936	$37,028

INTEREST EXPENSE
Interest on deposits	$3,623	$4,556	$6,718
Interest on short-term borrowings	105	118	164
Interest on long-term borrowings	1,226	1,840	2,523
Total interest expense	4,954	6,514	9,405

Net interest income	26,007	28,422	27,623
Provision for loan losses	1,372	1,600	1,900
Net interest income after provision for loan losses	$24,635	$26,822	$25,723

NON-INTEREST INCOME
Trust department	$841	$746	$585
Service charges and fees	1,402	1,205	1,305
Bank owned life insurance income	687	724	757
ATM fees and debit card income	1,000	977	918
Gains on sales of mortgage loans	618	1,016	368
Investment securities gains (losses) - net	2,900	813	111
Other	427	452	387
Total non-interest income	$7,875	$5,933	$4,431

NON-INTEREST EXPENSE
Salaries and employee benefits	$10,929	$10,413	$9,480
Occupancy, net	1,523	1,405	1,364
Furniture and equipment	641	586	439
Computer expense	1,062	1,063	997
Professional services	534	607	617
State shares tax	782	762	731
FDIC insurance	422	486	634
ATM and debit card fees	529	469	377
FHLB prepayment penalties	345	811	0
Other	3,079	3,796	3,056
Total non-interest expense	$19,846	$20,398	$17,695

Income before income tax expense	$12,664	$12,357	$12,459
Income tax expense	2,391	2,187	2,552
NET INCOME	$10,273	$10,170	$9,907

PER SHARE DATA
Net income per share:
Basic	$1.87	$1.86	$1.82
Diluted	1.87	1.86	1.82
Cash dividends per share	1.04	1.01	.97

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011

Net Income	$10,273	$10,170	$9,907

Other comprehensive income (losses):
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $(5,439), $2,762 and $4,882, respectively	(10,668)	5,308	9,463

Less reclassification adjustment for net gains (losses) included in net income, net of income taxes of $986, $276 and $38, respectively (a) (b)	1,914	537	73

Total Other Comprehensive Income	(12,582)	4,771	9,390

Total Comprehensive Income (Loss)	$(2,309)	$14,941	$19,297

(a) Amounts are included in Investment securities gains (losses) – net on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except shares)

						Accumulated
				Compre-		Other		Total
	Common Stock			hensive	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Income	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2010	5,687,767	$11,375	$30,175		$45,246	$(1,633)	$(6,103)	$79,060
Comprehensive Income:
Net Income				$9,907	9,907			9,907
Change in net unrealized gains on investment securities available-for- sale, net of reclassification adjustment and tax effects				9,390		9,390		9,390
Total comprehensive income				$19,297
Issuance of 1,023 shares of treasury stock upon exercise of employee stock options			(18)				34	16
Cash dividends - $.97 per share					(5,281)			(5,281)
Balance at December 31, 2011	5,687,767	$11,375	$30,157		$49,872	$7,757	$(6,069)	$93,092

Comprehensive Income:
Net Income				$10,170	10,170			10,170
Change in net unrealized gains on investment securities available-for- sale, net of reclassification adjustment and tax effects				4,771		4,771		4,771
Total comprehensive income				$14,941
Issuance of common stock under dividend reinvestment and stock purchase plans	29,633	60	662		(424)			298
Issuance of 5,334 shares of treasury stock upon exercise of employee stock options			(94)				179	85
Cash dividends - $1.01 per share					(5,086)			(5,086)
Balance at December 31, 2012	5,717,400	$11,435	$30,725		$54,532	$12,528	$(5,890)	$103,330

Comprehensive Income:
Net Income				$10,273	10,273			10,273
Change in net unrealized (losses) on investment securities available-for- sale, net of reclassification adjustment and tax effects				(12,582)		(12,582)		(12,582)
Total comprehensive income (loss)				$(2,309)
Issuance of common stock under dividend reinvestment and stock purchase plans	39,074	78	925		(884)			119
Issuance of 2,034 shares of treasury stock upon exercise of employee stock options			(24)				67	43
Cash dividends - $1.04 per share					(4,832)			(4,832)
Balance at December 31, 2013	5,756,474	$11,513	$31,626		$59,089	$(54)	$(5,823)	$96,351

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$10,273	$10,170	$9,907
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,372	1,600	1,900
Depreciation and amortization	1,257	942	978
Premium amortization on investment securities	2,149	1,296	1,077
Discount accretion on investment securities	(337)	(845)	(1,127)
Core deposit discount amortization net of accretion	273	283	290
Deferred (benefit) income tax provision	(262)	(198)	218
(Gains) losses on sales of mortgage loans originated for resale	(618)	(1,016)	(368)
Proceeds from sales of mortgage loans originated for resale	26,271	31,748	20,115
Originations of mortgage loans originated for resale	(25,721)	(34,783)	(16,153)
(Gains) losses on sales of investment securities	(2,900)	(813)	(111)
(Gains) losses on sales of foreclosed real estate held for resale	(70)	189	69
Decrease (increase) in accrued interest receivable	444	315	214
(Increase) decrease in cash surrender value of bank owned life insurance	(687)	(724)	(757)
Losses (gains) on disposals of premises and equipment	147	0	0
(Increase) decrease in other assets - net	(156)	(456)	(105)
Decrease (increase) in prepaid FDIC insurance	1,002	425	578
(Decrease) increase in accrued interest and other expenses	(2,836)	45	(119)
Increase (decrease) in other liabilities - net	2,620	(225)	384
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$12,221	$7,953	$16,990

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	$79,981	$49,235	$64,638
Proceeds from maturities and redemptions of investment securities available-for-sale	43,944	34,686	30,562
Purchases of investment securities available-for-sale	(196,281)	(43,781)	(105,752)
Proceeds from maturities and redemptions of investment securities held-to-maturity	1,486	34	3,683
Proceeds from redemptions of restricted securities	4,589	1,542	1,174
Purchases of restricted securities	(4,467)	(1,236)	0
Net (increase) decrease in loans	(14,528)	(15,335)	(11,658)
Purchases of premises and equipment	(3,356)	(7,414)	(1,830)
Proceeds from sales of foreclosed assets held for resale	492	936	433
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(88,140)	$18,667	$(18,750)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	$81,241	$(15,515)	$(2,545)
Net increase (decrease) in short-term borrowings	13,164	24,187	9,905
Proceeds from long-term borrowings	10,000	10,000	5,000
Repayment of long-term borrowings	(14,091)	(29,819)	(7,061)
Proceeds from issuance of common stock	97	269	0
Proceeds from issuance of treasury stock	43	85	16
Cash dividends paid	(4,832)	(5,086)	(5,281)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$85,622	$(15,879)	$34

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$9,703	$10,741	$(1,726)
CASH AND CASH EQUIVALENTS, BEGINNING	20,920	10,179	11,905
CASH AND CASH EQUIVALENTS, ENDING	$30,623	$20,920	$10,179

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

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

Nature of Operations

The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly-owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, governments, and public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 18 full service offices and 20 Automated Teller Machines (“ATM”) located in Columbia, Luzerne, Montour and Monroe counties. The Corporation and its subsidiary must also adhere to certain federal and state banking laws and regulations and are subject to periodic examinations made by various state and federal agencies.

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Central Bankers Bank (“ACBB”). These securities do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At December 31, 2013, the Corporation held $4,726,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2012, the Corporation held $4,848,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Corporation’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holdings of restricted stock were not impaired at December 31, 2013 and December 31, 2012.

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

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

Loans modified in a troubled debt restructuring may or may not be placed on non-accrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrates a period of performance according to the restructured terms of six months.

Allowance for Loan Losses — The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

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

In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. This allowance is estimated by management and if deemed necessary, the allowance would be classified in other liabilities on the consolidated balance sheets. As of December 31, 2013 and December 31, 2012, an allowance for possible credit losses on off-balance sheet credit exposures was not recorded.

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

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

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. The real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets on the consolidated balance sheets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in non-interest income and expense on the consolidated statements of income. The total of foreclosed real estate properties amounted to $480,000 at December 31, 2013 and $468,000 at December 31, 2012.

Bank Owned Life Insurance

The Corporation invests in Bank Owned Life Insurance (“BOLI”) with split dollar life provisions. Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

Investments in Real Estate Ventures

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $267,000 in 2013, $277,000 in 2012, and $160,000 in 2011, and the amortization of the investments in the limited partnerships were $191,000, $183,000 and $116,000 in 2013, 2012 and 2011, respectively.

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
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2010. At December 31, 2013 and December 31, 2012, the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as non-interest expense. At December 31, 2013 and December 31, 2012, the Corporation does not have any amounts accrued for interest and/or penalties.

Goodwill, Other Intangible Assets, and Premium Discount

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has evaluated the goodwill included in its consolidated balance sheet at December 31, 2013, and has determined there was no impairment as of that date. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired. The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party. Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party. The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing. The Corporation has evaluated the core deposit intangible included in its consolidated balance sheet at December 31, 2013 and has determined there was no impairment as of that date. No assurance can be given that future impairment tests will not result in a charge to earnings.

Stock Based Compensation

The Corporation adopted a stock option incentive plan in 1998. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes Option Pricing Model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. The Plan expired in 2008, and therefore, no stock options are available for issuance. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 4,823 exercisable options issued and outstanding as of December 31, 2013.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

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

Per share data has been adjusted retroactively for stock splits and stock dividends. The reconciliation of the numerators and denominators of the basic and diluted earnings per share follows:

	Year Ended December 31, 2013
		Weighted Average
	Net Income	Number of Shares	Per Share
	Numerators	Denominators	Amount

Net income	$10,273
Basic earnings per share:
Income available to common stockholders	$10,273	5,481	$1.87
Effect of dilutive securities:
Stock options		5
Diluted earnings per share:
Income available to common stockholders	$10,273	5,486	$1.87

	Year Ended December 31, 2012
		Weighted Average
	Net Income	Number of Shares	Per Share
	Numerators	Denominators	Amount

Net income	$10,170
Basic earnings per share:
Income available to common stockholders	$10,170	5,455	$1.86
Effect of dilutive securities:
Stock options		12
Diluted earnings per share:
Income available to common stockholders	$10,170	5,467	$1.86

	Year Ended December 31, 2011
		Weighted Average
	Net Income	Number of Shares	Per Share
	Numerators	Denominators	Amount

Net income	$9,907
Basic earnings per share:
Income available to common stockholders	$9,907	5,445	$1.82
Effect of dilutive securities:
Stock options		11
Diluted earnings per share:
Income available to common stockholders	$9,907	5,456	$1.82

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In February 2013, the FASB issued an update (ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income) impacting FASB ASC 220, Comprehensive Income. This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss). An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. This update became effective for the Corporation for interim and annual periods beginning after December 15, 2012 and did not have a material impact on the Corporation’s consolidated financial statements.

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2013, 2012 and 2011, was $441,000, $336,000 and $299,000, respectively.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with presentations used in the 2013 consolidated financial statements. Such reclassifications have no effect on the Corporation’s consolidated financial condition or net income.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

NOTE 2 — RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2013, was $1,296,000, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset daily cash management activities and specific charges for services. At December 31, 2013, the amount of this balance was $22,358,000.

NOTE 3 — INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at December 31, 2013 and 2012:

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$121,209	$598	$(2,031)	$119,776
Other	33,559	238	(64)	33,733
Obligations of state and political subdivisions	147,112	4,136	(2,859)	148,389
Corporate securities	50,266	416	(1,417)	49,265
Marketable equity securities	1,533	1,004	(2)	2,535
Restricted equity securities	4,761	0	0	4,761
Total	$358,440	$6,392	$(6,373)	$358,459

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$72	$3	$0	$75
Other	1,000	8	0	1,008
Obligations of state and political subdivisions	0	0	0	0
Total	$1,072	$11	$0	$1,083

	Available-for-Sale Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$41,946	$2,090	$(193)	$43,843
Other	29,076	159	(203)	29,032
Obligations of state and political subdivisions	160,829	16,163	(39)	176,953
Corporate securities	43,902	673	(68)	44,507
Marketable equity securities	1,533	454	(10)	1,977
Restricted equity securities	4,883	0	0	4,883
Total	$282,169	$19,539	$(513)	$301,195

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

	Held-to-Maturity Securities
(Amounts in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$88	$4	$0	$92
Other	2,006	24	0	2,030
Obligations of state and political subdivisions	467	10	0	477
Total	$2,561	$38	$0	$2,599

Securities Available-for-Sale with an aggregate fair value of $242,839,000 at December 31, 2013 and $165,810,000 at December 31, 2012, and securities Held-to-Maturity with an aggregate book value of $1,072,000 at December 31, 2013 and $1,094,000 at December 31, 2012, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $178,814,000 at December 31, 2013 and $94,101,000 at December 31, 2012 as required by law.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at December 31, 2013. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)
	December 31, 2013
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Available-For-Sale:
Within 1 Year:
Amortized cost	$4,516	$246	$0	$0	$10,574
Estimated fair value	4,541	248	0	0	10,629
Weighted average yield	0.96%	5.10%	0	0	1.77%
1 - 5 Years:
Amortized cost	3,580	9,364	0	0	14,784
Estimated fair value	3,609	9,706	0	0	15,038
Weighted average yield	0.91%	3.99%	0	0	2.52%
5 - 10 Years:
Amortized cost	39,458	47,511	0	0	24,908
Estimated fair value	39,492	45,877	0	0	23,598
Weighted average yield	2.10%	3.48%	0	0	3.07%
After 10 Years:
Amortized cost	107,214	89,991	1,533	4,761	0
Estimated fair value	105,867	92,558	2,535	4,761	0
Weighted average yield	2.17%	6.08%	4.01%	0.85%	0
Total:
Amortized cost	$154,768	$147,112	$1,533	$4,761	$50,266
Estimated fair value	153,509	148,389	2,535	4,761	49,265
Weighted average yield	2.09%	5.11%	4.01%	0.85%	2.64%

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

(Amounts in thousands)
	December 31, 2013
	U.S. Government	Obligations
	Corporations &	of State	Marketable	Restricted
	Agencies	& Political	Equity	Equity	Corporate
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Securities
Held-to-Maturity:
Within 1 Year:
Amortized cost	$0	$0	$0	$0	$0
Estimated fair value	0	0	0	0	0
Weighted average yield	0	0	0	0	0
1 - 5 Years:
Amortized cost	1,072	0	0	0	0
Estimated fair value	1,083	0	0	0	0
Weighted average yield	0.86%	0	0	0	0
5 - 10 Years:
Amortized cost	0	0	0	0	0
Estimated fair value	0	0	0	0	0
Weighted average yield	0	0	0	0	0
After 10 Years:
Amortized cost	0	0	0	0	0
Estimated fair value	0	0	0	0	0
Weighted average yield	0	0	0	0	0
Total:
Amortized cost	$1,072	$0	$0	$0	$0
Estimated fair value	1,083	0	0	0	0
Weighted average yield	0.86%	0	0	0	0

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

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2013. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from the sales of investments in Available-for-Sale debt, restricted and equity securities during 2013, 2012 and 2011 were $84,570,000, $50,777,000 and $65,812,000, respectively. Gross gains realized on these sales were $3,546,000, $1,762,000 and $1,143,000, respectively. Gross losses on these sales were $646,000, $949,000 and $1,032,000, respectively. There were no impairment losses in 2013, 2012 and 2011.

There were no proceeds from sales of investments in Held-to-Maturity debt and equity securities during 2013, 2012 and 2011. There were no gains or losses realized on Held-to-Maturity debt and equity securities during these periods.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

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

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be other-than-temporary impaired at December 31, 2013 and 2012.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2013 and 2012:

December 31, 2013

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$6,404	$64	$0	$0	$6,404	$64
Mortgage-backed securities	97,312	2,032	0	0	97,312	2,032
Municipal bonds	48,853	2,859	0	0	48,853	2,859
Corporate securities	26,099	1,416	0	0	26,099	1,416
Marketable equity securities	21	2	0	0	21	2
	$178,689	$6,373	$0	$0	$178,689	$6,373

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

December 31, 2012

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Loss	Value	Loss	Value	Loss

Direct obligations of the U.S. Government	$12,519	$203	$0	$0	$12,519	$203
Mortgage-backed securities	10,174	193	0	0	10,174	193
Municipal bonds	1,651	14	338	25	1,989	39
Corporate securities	1,924	48	1,480	20	3,404	68
Marketable equity securities	312	10	0	0	312	10
	$26,580	$468	$1,818	$45	$28,398	$513

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”) or FNMA (“Federal National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 96 securities in an unrealized loss position as of December 31, 2013 represents an other-than-temporary impairment. The Corporation has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Securities with an unrealized loss that are determined to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss included in investment securities gains (losses) expense-net on the consolidated statements of income.

NOTE 4 — LOANS

Major classifications of loans at December 31, 2013 and 2012 consisted of:

(Amounts in thousands)
	2013	2012
Commercial and Industrial	$33,402	$28,714
Tax-exempt – Real Estate and Other	31,244	29,192
Commercial Real Estate	221,478	221,338
Residential Real Estate	154,403	143,002
Real estate mortgages - Held-for-sale	0	4,009
Consumer	5,614	6,473
Gross loans	446,141	432,728
Add (deduct): Unearned discount and	(87)	(170)
Net deferred loan fees and costs	464	338
Total loans, net of unearned income	$446,518	$432,896

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

Activity in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011, were as follows:

(Amounts in thousands)

	2013	2012	2011
Balance, January 1	$5,772	$5,929	$5,701
Provision charged to operations	1,372	1,600	1,900
Loans charged off	(694)	(1,832)	(1,769)
Recoveries	69	75	97
Balance, December 31	$6,519	$5,772	$5,929

The Bank utilizes a risk grading matrix as a tool for managing credit risk in the loan portfolio and assigns an Asset Quality Rating (risk grade) to all retail (Residential Real Estate and Consumer), Commercial and Industrial and Commercial Real Estate borrowings. An asset quality rating is assigned using the guidance provided in the Bank’s loan policy. Primary responsibility for assigning the asset quality rating rests with the lender. The asset quality rating is validated periodically by both an internal and external loan review process.

The commercial loan grading system focuses on a borrower’s financial strength and performance, experience and depth of management, primary and secondary sources of repayment, the nature of the business and the outlook for the particular industry. Primary emphasis will be on the financial condition and trends. The grade also reflects current economic and industry conditions; as well as other variables such as liquidity, cash flow, revenue/earnings trends, management strengths or weaknesses, quality of financial information, and credit history. The retail loan grading system focuses on the borrower’s credit score and credit history, debt-to-income ratio and income sources, collateral position and loan-to-value ratio, as well as other variables such as current economic conditions, and individual strengths and weaknesses.

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

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

The credit quality indicators by loan segment are summarized below at December 31, 2013 and 2012:

(Amounts in thousands)

	Commercial and		Commercial Real Estate		Commercial
	Industrial		Construction		Real Estate
	2013	2012	2013	2012	2013	2012
Grade:
1-6 Pass	$60,614	$53,155	$1,238	$4,387	$218,687	$214,545
7 Special Mention	65	617	0	0	1,717	2,129
8 Substandard	21	299	0	0	3,782	4,112
9 Doubtful	0	0	0	0	0	0
Add (deduct): Unearned discount and	0	0	0	0	0	0
Net deferred loan fees and costs	122	116	3	(2)	(22)	(15)
Loans, net of unearned income	$60,822	$54,187	$1,241	$4,385	$224,164	$220,771

	Residential Real Estate				Loans,
	Including Home Equity		Consumer Loans		Net of Unearned Income
	2013	2012	2013	2012	2013	2012
Grade:
1-6 Pass	$153,292	$145,699	$5,612	$6,458	$439,443	$424,244
7 Special Mention	180	136	2	2	1,964	2,884
8 Substandard	931	1,176	0	13	4,734	5,600
9 Doubtful	0	0	0	0	0	0
Add (deduct): Unearned discount and	0	0	(87)	(170)	(87)	(170)
Net deferred loan fees and costs	272	156	89	83	464	338
Loans, net of unearned income	$154,675	$147,167	$5,616	$6,386	$446,518	$432,896

Commercial and Industrial and Commercial Real Estate include loans categorized as tax free loans.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

The activity in the allowance for loan losses, by loan segment, is summarized below for the years indicated.

(Amounts in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
2013
Allowance for Loan Losses:
Beginning balance	$573	$2,837	$1,524	$80	$758	$5,772
Charge-offs	(17)	(290)	(348)	(39)	0	(694)
Recoveries	24	31	5	9	0	69
Provision	196	742	384	3	47	1,372
Ending Balance	776	3,320	1,565	53	805	6,519
Ending balance: individually evaluated for impairment	0	125	15	0	0	140
Ending balance: collectively evaluated for impairment	$776	$3,195	$1,550	$53	$805	$6,379

Financing Receivables:
Ending Balance	$60,822	$225,405	$154,675	$5,616	$0	$446,518
Ending balance: individually evaluated for impairment	21	2,599	931	0	0	3,551
Ending balance: collectively evaluated for impairment	$60,801	$222,806	$153,744	$5,616	$0	$442,967

(Amounts in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
2012
Allowance for Loan Losses:
Beginning balance	$489	$3,507	$1,228	$137	$568	$5,929
Charge-offs	(264)	(1,077)	(404)	(87)	0	(1,832)
Recoveries	23	22	1	29	0	75
Provision	325	385	699	1	190	1,600
Ending Balance	573	2,837	1,524	80	758	5,772
Ending balance: individually evaluated for impairment	0	111	112	0	0	223
Ending balance: collectively evaluated for impairment	$573	$2,726	$1,412	$80	$758	$5,549

Financing Receivables:
Ending Balance	$54,187	$225,156	$147,167	$6,386	$0	$432,896
Ending balance: individually evaluated for impairment	248	1,312	803	0	0	2,363
Ending balance: collectively evaluated for impairment	$53,939	$223,844	$146,364	$6,386	$0	$430,533

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

(Amounts in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
2011
Allowance for Loan Losses:
Beginning balance	$565	$2,769	$1,501	$123	$743	$5,701
Charge-offs	(485)	(968)	(218)	(98)	0	(1,769)
Recoveries	28	51	2	16	0	97
Provision	381	1,655	(57)	96	(175)	1,900
Ending Balance	489	3,507	1,228	137	568	5,929
Ending balance: individually evaluated for impairment	80	756	111	0	0	947
Ending balance: collectively evaluated for impairment	$409	$2,751	$1,117	$137	$568	$4,982

Financing Receivables:
Ending Balance	$39,786	$238,181	$130,851	$7,177	$0	$415,995
Ending balance: individually evaluated for impairment	122	3,211	855	0	0	4,188
Ending balance: collectively evaluated for impairment	$39,664	$234,970	$129,996	$7,177	$0	$411,807

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding balance of TDRs as of December 31, 2013 and December 31, 2012 was $3,961,000 and $0, respectively. The increase in TDRs was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio. As of December 31, 2013 and 2012, there were no unfunded commitments on any TDRs.

For the year ended December 31, 2013, thirteen loans with a combined post modification balance of $4,382,000 were classified as TDRs compared to the year ended December 31, 2012 when no loans were classified as TDRs. The loan modifications for the year ended December 31, 2013 consisted of two term modifications beyond the original stated term, four interest rate modifications, and seven payment modifications. There were no loan modifications for the year ended December 31, 2012.

The following table presents the unpaid balance of TDRs at the dates indicated:

(Amounts in thousands)
	December 31,	December 31,
	2013	2012
TDRs included in nonperforming loans	$1,538	$0
TDRs in compliance with modified terms and performing	2,423	0
Total	$3,961	$0

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

The following table presents information regarding the loan modifications categorized as TDRs during the year ended December 31, 2013 and December 31, 2012:

(Amounts in thousands, except number of contracts)

	Year Ended December 31, 2013			Year Ended December 31, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and Industrial	0	$0	$0	0	$0	$0
Commercial Real Estate	13	4,519	4,382	0	0	0
Residential Real Estate	0	0	0	0	0	0
Total	13	$4,519	$4,382	0	$0	$0

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the year ended December 31, 2013 and December 31, 2012 with the total number of each type of modification performed.

	Year Ended December 31, 2013				Year Ended December 31, 2012
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	0	0	0	0	0	0	0	0
Commercial Real Estate	4	2	7	13	0	0	0	0
Residential Real Estate	0	0	0	0	0	0	0	0
Total	4	2	7	13	0	0	0	0

Impaired loans at December 31, 2013 and 2012 were $3,551,000 and $2,363,000, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(Amounts in thousands)
	2013	2012	2011
Gross interest due under terms to date	$398	$279	$342
Amount included in income year-to-date	(24)	(34)	(54)
Interest income not recognized to date	$374	$245	$288

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

The Corporation’s impaired loans are summarized below for the years ended 2013 and 2012.

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2013:
With no related allowance recorded:
Commercial and Industrial	$21	$167	$0	$174	$0
Commercial Real Estate	2,387	2,904	0	2,977	19
Residential Real Estate	868	1,176	0	1,192	4

With an allowance recorded:
Commercial and Industrial	0	0	0	0	0
Commercial Real Estate	212	212	125	213	1
Residential Real Estate	63	63	15	65	0
Total	$3,551	$4,522	$140	$4,621	$24

Total consists of:
Commercial and Industrial	$21	$167	$0	$174	$0
Commercial Real Estate	$2,599	$3,116	$125	$3,190	$20
Residential Real Estate	$931	$1,239	$15	$1,257	$4

(Amounts in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2012:
With no related allowance recorded:
Commercial and Industrial	$248	$547	$0	$785	$4
Commercial Real Estate	1,108	1,495	0	1,529	7
Residential Real Estate	544	737	0	748	13

With an allowance recorded:
Commercial and Industrial	0	0	0	0	0
Commercial Real Estate	204	322	111	322	0
Residential Real Estate	259	259	112	261	10
Total	$2,363	$3,360	$223	$3,645	$34

Total consists of:
Commercial and Industrial	$248	$547	$0	$785	$4
Commercial Real Estate	$1,312	$1,817	$111	$1,851	$7
Residential Real Estate	$803	$996	$112	$1,009	$23

Loans classified as TDRs on non-accrual status were included in the impaired loan tables. At December 31, 2013 and 2012, $1,538,000 and $0 of loans classified as TDRs were on non-accrual status with a total allocated allowance of $0 and $0, respectively. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan. The average recorded investment is calculated on the daily loan balance.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

Financing receivables on non-accrual status, loans past-due 90 days or more and foreclosed assets held for resale as of December 31, 2013 and 2012 were as follows:

(Amounts in thousands)
	2013	2012
Commercial and Industrial	$21	$248
Commercial Real Estate	2,599	1,312
Residential Real Estate	931	803
Total impaired (including non-accrual TDRs)	3,551	2,363
Loans past-due 90 days or more and still accruing	318	952
Foreclosed assets held for resale	480	468
Total non-performing assets	$4,349	$3,783

Total TDRs in compliance with modified terms and performing	$2,423	$0

Total non-performing assets consist of non-accrual loans, loans past-due 90 days or more and still accruing, and foreclosed assets held for resale.

At December 31, 2013 and 2012, the recorded investment in impaired loans as defined by FASB ASC 310-10-35, Receivables Subsequent Measurements, was $3,551,000 and $2,363,000, and the impaired loans allowances were $140,000 and $223,000, respectively. The average recorded balance in impaired loans during the years ended December 31, 2013 and 2012 was approximately $4,621,000 and $3,645,000, respectively.

The following tables present the aging of past-due loans by class of loans at December 31:

(Amounts in thousands)			90 Days				Total
	30-59 Days	60-89 Days	or Greater	Total	Impaired		Financing
	Past Due	Past Due	Past Due	Past Due	Loans	Current	Receivables
2013
Commercial and Industrial	$7	$7	$19	$33	$21	$60,768	$60,822
Commercial Real Estate	875	653	180	1,708	2,599	221,098	225,405
Residential Real Estate	1,751	166	119	2,036	931	151,708	154,675
Consumer	30	12	0	42	0	5,574	5,616
Total	$2,663	$838	$318	$3,819	$3,551	$439,148	$446,518

(Amounts in thousands)			90 Days				Total
	30-59 Days	60-89 Days	or Greater	Total	Impaired		Financing
	Past Due	Past Due	Past Due	Past Due	Loans	Current	Receivables
2012
Commercial and Industrial	$10	$136	$0	$146	$248	$53,793	$54,187
Commercial Real Estate	760	605	952	2,317	1,312	221,527	225,156
Residential Real Estate	1,060	584	0	1,644	803	144,720	147,167
Consumer	56	0	0	56	0	6,330	6,386
Total	$1,886	$1,325	$952	$4,163	$2,363	$426,370	$432,896

Loans past-due 90 days or more and still accruing interest were $318,000 at December 31, 2013 and $952,000 at December 31, 2012. Loans 90 days or greater past-due remained on accrual status as these assets were deemed to be in the process of collection, guaranteed, or well secured. The loans consist of one Commercial and Industrial loan, one Commercial Real Estate loan and three Residential Real Estate loans, all well secured by various forms of collateral.

At December 31, 2013 and 2012, there were no commitments to lend additional funds with respect to impaired loans.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

NOTE 5 — MORTGAGE SERVICING RIGHTS

The mortgage loans sold and serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $89,712,000 and $80,074,000 at December 31, 2013 and 2012, respectively. The balances of amortized capitalized mortgage servicing rights, included in other assets at December 31, 2013 and 2012, were $521,000 and $478,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized along with the aggregate activity in the related valuation allowances:

(Amounts in thousands)
	2013	2012	2011
Balance, January 1	$478	$421	$387
Servicing asset additions	193	230	137
Amortization	(150)	(173)	(103)
Balance, December 31	$521	$478	$421

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $145,000 and $60,000 at December 31, 2013 and 2012, respectively.

NOTE 6 — PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2013 and 2012 follows:

(Amounts in thousands)
	2013	2012
Land	$3,180	$3,164
Buildings	19,130	16,960
Leasehold improvements	286	301
Equipment	8,236	7,583
	30,832	28,008
Less: Accumulated depreciation	9,316	8,645
Total	$21,516	$19,363

Depreciation amounted to $1,151,000 for 2013, $1,023,000 for 2012 and $947,000 for 2011.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017 (See Note 14). Included in buildings above is the bank building held under a capital lease with a cost of $948,000 at December 31, 2013 and 2012, and accumulated amortization of $762,000 and $715,000 at December 31, 2013 and 2012, respectively. Amortization of the bank building held under the capital lease was $47,000 for the year ended December 31, 2013, $48,000 for the year ended December 31, 2012 and $45,000 for the year ended December 31, 2011.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

NOTE 7 — GOODWILL, OTHER INTANGIBLE ASSETS, AND PREMIUM DISCOUNTS

Goodwill, other intangible assets, and premium discounts were comprised of the following at December 31, 2013 and 2012:

(Amounts in thousands)
	Gross		Accumulated
	Carrying Amount		Amortization/(Accretion)
	2013	2012	2013	2012
Unamortized intangible asset:
Goodwill	$19,133	$19,133	$0	$0

Core deposit intangibles	$2,218	$2,218	$1,823	$1,550
Premium discount (negative premium) on acquired certificates of deposit	$(385)	$(385)	$(385)	$(385)

Amortization expense of the core deposit intangibles was $273,000, $283,000 and $290,000 for each the years ended December 31, 2013, 2012 and 2011, respectively. Accretion of the premium discount (negative premium) on the acquired certificates of deposit was $0, $0, and $1,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Estimated amortization/accretion is as follows for the years ending December 31:

(Amounts in thousands)

Amortization
of Core
Deposit Intangibles
2014	$273
2015	122

NOTE 8 — DEPOSITS

Major classifications of deposits at December 31, 2013 and 2012 consisted of:

(Amounts in thousands)

	2013	2012
Demand - non-interest bearing	$85,156	$76,418
Demand - interest bearing	208,883	128,657
Savings	164,138	155,996
Time, $100,000 and over	82,592	89,082
Other time	149,306	158,681
Total deposits	$690,075	$608,834

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

The following is a schedule reflecting classification and remaining maturities of time deposits of $100,000 and over at December 31, 2013:

(Amounts in thousands)

2014	$60,472
2015	6,041
2016	6,363
2017	4,181
2018 and thereafter	5,535
$82,592

Interest expense related to time deposits of $100,000 or more was $838,000 in 2013, $894,000 in 2012 and $1,151,000 in 2011.

At December 31, 2013, the largest two depositors had aggregate deposits of approximately $109,908,000 as follows:

School district	$75,685,000
School district	34,223,000
Total	$109,908,000

NOTE 9 — SHORT-TERM BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and Federal Home Loan Bank advances generally represent overnight or less than 30-day borrowings. Short-term borrowings consisted of the following at December 31, 2013 and 2012:

(Amounts in thousands)	2013
			Maximum
	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$16,261	$18,753	$22,516	0.41%
Federal Home Loan Bank	51,972	11,050	51,972	0.25%
Federal Discount Window	0	0	0	0%
Total	$68,233	$29,803	$74,488	0.35%

(Amounts in thousands)	2012
			Maximum
	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased and securities sold under agreements to repurchase	$17,059	$19,458	$20,866	0.46%
Federal Home Loan Bank	38,010	10,472	38,010	0.27%
Federal Discount Window	0	0	0	0%
Total	$55,069	$29,930	$58,876	0.39%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

NOTE 10 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB and a capital lease assumed as a result of the acquisition of Pocono Community Bank in the amount of $811,000. Long term capital lease scheduled maturities as of December 31, 2013 are: $99,000 in 2014, $108,000 in 2015, $117,000 in 2016 and $105,000 in 2017 for a total balance of $429,000 as of December 31, 2013.

Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The principal assets are real estate mortgages with a carrying value of $327,616,000 and certain investment securities.

A schedule of long-term borrowings by maturity as of December 31, 2013 and 2012 follows:

(Amounts in thousands)

	2013	2012
Due 2013, 2.48%	$0	$7,000
Due 2014, 1.49%	5,000	5,000
Due 2015, 3.29%	0	7,000
Due 2016, 2.69%	5,000	5,000
Due 2018, 1.27% to 4.86%	18,000	8,000
Due 2019, 1.79%	5,000	5,000
Due 2020, 1.95%	5,000	5,000
Due 2028, 5.14%	2,000	2,000
	$40,000	$44,000

NOTE 11 — INCOME TAXES

The current and deferred components of the income tax provision (benefit) consisted of the following:

(Amounts in thousands)

	2013	2012	2011
Federal
Current	$2,678	$2,385	$2,334
Deferred (benefit) provision	(261)	(195)	229
	2,417	2,190	2,563
State
Current (benefit)	(26)	0	0
Deferred (benefit) provision	0	(3)	(11)
	(26)	(3)	(11)
Total provision for income taxes	$2,391	$2,187	$2,552

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

The following is a reconciliation between the actual provision for federal income taxes and the amount of federal income taxes which would have been provided at the statutory rate of 34%:

(Amounts in thousands)	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rate	$4,306	34.0%	$4,201	34.0%	$4,236	34.0%
Tax-exempt income	(1,627)	(12.9)	(1,821)	(14.7)	(1,551)	(12.4)
Non-deductible expenses	61	0.5	79	0.6	95	0.8
Tax credit from limited partnership Less amortization - net	(201)	(1.6)	(231)	(1.9)	(120)	(1.0)
Bank owned life insurance income - net	(234)	(1.8)	(246)	(2.0)	(257)	(2.1)
Other - net	112	0.9	208	1.7	160	1.3
Applicable federal income tax and rate	$2,417	19.1%	$2,190	17.7%	$2,563	20.6%

The components of the net deferred tax liability at December 31, 2013 and 2012 are as follows:

(Amounts in thousands)

	2013	2012
Deferred Tax Assets:
Allowance for loan losses	$2,217	$1,962
Deferred compensation	514	493
Contributions	35	39
Non-accrual interest	32	15
Leases	342	98
Limited partnership investments	60	216
Alternative minimum tax credits	279	259
Tax credits from limited partnerships	193	197
Impairment loss on investment securities	50	50
Capital and net operating loss carry forwards	89	89
Total	$3,811	$3,418
Deferred Tax Liabilities:
Unrealized investment securities gains – net	$71	$6,498
Loan fees and costs	157	115
Premises and equipment (depreciation)	1,003	967
Accretion	62	119
Mortgage servicing rights	43	52
Intangibles	395	274
Total	1,731	8,025
Net Deferred Tax Asset (Liability)	$2,080	$(4,607)

Deferred Income Tax Asset	$2,131	$5
Deferred Income Tax Liability	(51)	(4,612)
Net Deferred Tax Asset (Liability)	$2,080	$(4,607)

No valuation allowance for deferred tax assets was recorded at December 31, 2013 and 2012 as management believes it is more likely than not that all deferred tax assets are to be realized based on an evaluation of the amount of taxes paid in available carry back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2010.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

NOTE 12 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

During the years ended December 31, 2013, 2012 and 2011, cash payments for interest expense and income taxes were as follows:

(Amounts in thousands)

	2013	2012	2011
Interest paid on deposits and other borrowings	$5,090	$6,771	$9,630

Income taxes paid	$2,178	$2,626	$2,069

The Corporation transferred loans to foreclosed assets held for resale, net of charge-offs and adjustments, in amounts of $435,000, $812,000 and $133,000 in 2013, 2012 and 2011, respectively.

NOTE 13 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Under the savings feature, the Corporation matches 100% of the employee contribution up to 3% of compensation which amounted to $206,000, $190,000 and $173,000 in 2013, 2012 and 2011, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $558,000, $488,000 and $461,000 in 2013, 2012 and 2011, respectively.

The Bank also has non-qualified deferred compensation agreements with three of its officers and four retired officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank’s accrued liability for these deferred compensation agreements as of December 31, 2013 and 2012, was $1,454,000 and $1,396,000, respectively. The related expense for these agreements amounted to $154,000, $150,000 and $147,000 in 2013, 2012 and 2011, respectively.

The Bank entered into an agreement to provide post-retirement benefits to a retired employee in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Bank’s accrued liabilities for this benefit agreement as of December 31, 2013 and 2012 was $57,000 and $55,000, respectively. The related expense for this benefit agreement amounted to $2,000, $2,000 and $2,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Corporation’s banking subsidiary currently leases three branch banking facilities and one parcel of land under operating leases. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $142,000, $301,000 and $287,000, respectively. Minimum rental payments required under these operating leases are: 2014 - $104,000, 2015 - $82,000, 2016 - $53,000, 2017 - $59,000, 2018 - $59,000 and thereafter $2,707,000.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017. This lease has an operating lease commitment and a capital lease component. Minimum future rental payments as of December 31, 2013 under this non-cancelable operating lease component for land are due as follows and are not included in the amounts of operating lease payments above, 2014 - $48,000, 2015 - $48,000, 2016 - $48,000 and 2017 - $40,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

Minimum future lease payments under the capital lease component for the bank building as of December 31, 2013 for each of the next four years and in the aggregate are:

Year Ending December 31
2014	$132,000
2015	132,000
2016	132,000
2017	108,000

Total minimum lease payments	504,000
Less amounts representing interest	75,000
Present value of net minimum lease payments	$429,000

On November 30, 2012, the Bank acquired property consisting of a parcel of land and a building in the amount of $311,000 in Dallas, Pennsylvania. The branch opened on March 18, 2013.

In the second quarter of 2013, the renovation and construction project to expand the Bank’s main headquarters in Berwick, Pennsylvania was completed at a cost of $6.3 million.

On July 26, 2012, the Bank acquired property consisting of a parcel of land in the amount of $400,000 in Shickshinny, Pennsylvania. This branch opened on December 9, 2013 at a cost of $2.0 million.

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

NOTE 15 — RELATED PARTY TRANSACTIONS

Certain directors and executive officers of First Keystone Corporation and its subsidiary and companies in which they are principal owners (i.e., at least 10% ownership) were indebted to the Corporation at December 31, 2013, 2012 and 2011. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans, comprised of directors and executive officers and their related companies consists of the following:

(Amounts in thousands)

	2013	2012	2011
Balance at January 1	$3,620	$4,474	$4,887
Additions	1,348	1,875	1,973
Deductions	(1,579)	(2,729)	(2,386)
Balance at December 31	$3,389	$3,620	$4,474

The above loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2013, 2012 and 2011, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $2,707,000, $2,908,000 and $3,834,000, respectively, on the above loans.

Deposits from certain officers and directors and/or their related companies held by the Bank amounted to $7,567,000, $5,825,000 and $5,179,000 at December 31, 2013, 2012 and 2011, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

NOTE 16 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2013, $8,433,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2013 and 2012, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk Weighted Assets (as defined), and of Tier I Capital (as defined) to Average Assets (as defined).

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage Ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Amounts in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital
(to Risk Weighted Assets)	$80,577	14.36%	$44,901	8.00%	$56,126	10.00%
Tier I Capital
(to Risk Weighted Assets)	$74,058	13.19%	$22,450	4.00%	$33,676	6.00%
Tier I Capital
(to Average Assets)	$74,058	8.56%	$34,589	4.00%	$43,236	5.00%

(Amounts in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital
(to Risk Weighted Assets)	$79,668	14.78%	$43,118	8.00%	$53,898	10.00%
Tier I Capital
(to Risk Weighted Assets)	$73,896	13.71%	$21,559	4.00%	$32,339	6.00%
Tier I Capital
(to Average Assets)	$73,896	9.25%	$31,942	4.00%	$39,928	5.00%

The Corporation’s capital ratios are not materially different from those of the Bank.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

NOTE 17 —	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2013 and 2012 were as follows:

(Amounts in thousands)

	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$64,064	$63,653
Financial standby letters of credit	$418	$720
Performance standby letters of credit	$4,449	$3,714

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4 — Loans. It is management’s opinion that the loan portfolio was well balanced and diversified at December 31, 2013, to the extent necessary to avoid any significant concentration of credit risk. However, its debtors’ ability to honor their contracts may be influenced by the region’s economy.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

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

Participation in this plan by shareholders began in 2001. Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were as follows:

Year	Number of Shares
2001	3,260
2002	7,747
2003	8,000
2004	13,932
2005	21,491
2006	22,964
2007	25,900
2008	34,389
2009	39,772
2010	41,227
2011	42,277
2012	39,245
2013	39,328

NOTE 19 — STOCK COMPENSATION PLAN

On February 10, 1998, the Board of Directors adopted the 1998 Employee Stock Option Plan and initially reserved 100,000 shares of common stock for issuance under the plan for certain employees of the Bank. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 4,823 exercisable options issued and outstanding. Under the Plan, options are granted at fair market value and the time period during which any option granted may be exercised may not commence before six months or continue beyond the expiration of ten years after the option is awarded. Upon exercise of the stock options, shares of the Corporation’s stock are issued from Treasury Stock. The Plan expired in 2008, and therefore, no stock options are available for issuance.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

Information about stock options outstanding at December 31, 2013, 2012 and 2011, is summarized as follows:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance at January 1	11,904	$19.90	20,037	$18.18	26,653	$18.46
Granted	0	0	0	0	0	0
Granted due to stock dividend	0	0	0	0	0	0
Exercised	(2,034)	21.11	(5,334)	15.97	(1,023)	16.30
Forfeited/Expired	(5,047)	21.11	(2,799)	15.08	(5,593)	19.88
Balance at December 31	4,823	$18.12	11,904	$19.90	20,037	$18.18

Exercisable at December 31	4,823	$18.12	11,904	$19.90	20,037	$18.18

Weighted average fair value of
options granted during the year		$0.00		$0.00		$0.00

Under the terms of the stock option incentive plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2006.

Exercise prices of options outstanding as of December 31, 2013, ranged from $16.75 to $20.95 per share. The weighted average remaining contracted life is approximately 3.25 years.

The 4,823 options outstanding as December 31, 2013 have an intrinsic value, which is the amount that the value of the underlying stock exceeds the exercise price of the options, of $33,000. The total intrinsic value of the options exercised during the years ended December 31, 2013, 2012 and 2011 was $10,000, $41,000 and $1,600, respectively. Cash received from stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $43,000, $85,000 and $16,000, respectively.

The following table summarizes information concerning the 1998 Employee Stock Option Plan at December 31, 2013.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Year	Outstanding*	Contractual Life	Price	Exercisable	Price

2005	1,573	1.75	$20.95	1,573	$20.95
2007	3,250	4.00	16.75	3,250	16.75

	4,823		$18.12	4,823	$18.12

*As adjusted for stock dividend noted above.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

NOTE 20 — FAIR VALUE MEASUREMENTS

Fair value measurement and disclosure guidance defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance provides additional information on determining when the volume and level of activity for the asset or liability has significantly decreased. The guidance also includes information on identifying circumstances when a transaction may not be considered orderly.

Fair value measurement and disclosure guidance provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with the fair value measurement and disclosure guidance.

This guidance clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own belief about the assumptions market participants would use in pricing the asset or liability based upon the best information available in the circumstances. Fair value measurement and disclosure guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 Inputs: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 Input: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth as follows.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

Financial Assets Measured at Fair Value on a Recurring Basis

At December 31, 2013 and 2012, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Amounts in thousands)

December 31, 2013	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$119,776	$0	$119,776
Other	0	33,733	0	33,733
Obligations of state and political subdivisions	0	148,389	0	148,389
Corporate securities	0	49,265	0	49,265
Marketable equity securities	2,535	0	0	2,535
Restricted equity securities	0	4,761	0	4,761
Total	$2,535	$355,924	$0	$358,459

(Amounts in thousands)

December 31, 2012	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$0	$43,843	$0	$43,843
Other	0	29,032	0	29,032
Obligations of state and political subdivisions	0	176,953	0	176,953
Corporate securities	0	44,507	0	44,507
Marketable equity securities	1,977	0	0	1,977
Restricted equity securities	0	4,883	0	4,883
Total	$1,977	$299,218	$0	$301,195

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2013 and 2012, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2013
Impaired loans:
Commercial and Industrial	$0	$0	$21	$21
Commercial Real Estate	0	0	656	656
Residential Real Estate	0	0	621	621
Total impaired loans	$0	$0	$1,298	$1,298

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2012
Impaired loans:
Commercial and Industrial	$0	$0	$248	$248
Commercial Real Estate	0	0	731	731
Residential Real Estate	0	0	620	620
Total impaired loans	$0	$0	$1,599	$1,599

The Bank’s impaired and TDR loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For impaired and TDR loans less than $250,000 upon classification and annually at year end, the Bank completes a Certificate of Inspection, which includes an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the impaired and TDR loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2013 and 2012.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2013 and 2012, foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2013
Other foreclosed assets held for resale:
Commercial Real Estate	$0	$0	$0	$0
Total foreclosed assets held for resale	$0	$0	$0	$0

(Amounts in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2012
Other foreclosed assets held for resale:
Commercial Real Estate	$0	$0	$48	$48
Total foreclosed assets held for resale	$0	$0	$48	$48

The Bank’s foreclosed asset valuation procedure requires an appraisal, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2013 and 2012.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Amounts in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value
Assets at December 31, 2013	Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$1,298	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10% - 35%)
Foreclosed assets held for sale	$0	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10% - 35%)

______________________

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value Measurements

(Amounts in thousands)

	Carrying	Fair Value Measurements at December 31, 2013
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,257	$8,257	$0	$0	$8,257
Interest-bearing deposits in other banks	22,366	0	22,366	0	22,366
Investment securities available-for-sale	353,698	2,535	351,163	0	353,698
Investment securities held-to-maturity	1,072	0	1,083	0	1,083
Restricted securities at cost – available-for-sale	4,761	0	4,761	0	4,761
Net loans	439,999	0	0	443,844	443,844
Mortgage servicing rights	521	0	0	521	521
Accrued interest receivable	3,616	0	3,616	0	3,616

FINANCIAL LIABILITIES:
Deposits	690,075	0	690,771	0	690,771
Short-term borrowings	68,233	0	68,233	0	68,233
Long-term borrowings	40,429	0	41,288	0	41,288
Accrued interest payable	392	0	392	0	392

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	0	0	0	0	0

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

(Amounts in thousands)

	Carrying	Fair Value Measurements at December 31, 2012
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$10,038	$10,038	$0	$0	$10,038
Interest-bearing deposits in other banks	10,882	0	10,882	0	10,882
Investment securities available-for-sale	296,312	1,977	294,335	0	296,312
Investment securities held-to-maturity	2,561	0	2,599	0	2,599
Restricted securities at cost – available-for-sale	4,883	0	4,883	0	4,883
Net loans	427,124	0	0	423,873	423,873
Mortgage servicing rights	478	0	0	478	478
Accrued interest receivable	4,060	0	4,060	0	4,060

FINANCIAL LIABILITIES:
Deposits	608,834	0	611,689	0	611,689
Short-term borrowings	55,069	0	55,069	0	55,069
Long-term borrowings	44,520	0	47,696	0	47,696
Accrued interest payable	528	0	528	0	528

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	0	0	0	0	0

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2013 and December 31, 2012:

Cash and Due From Banks, Interest-Bearing Deposits in Other Banks, Restricted Securities at Cost, Accrued Interest Receivable and Accrued Interest Payable

The fair values are equal to the current carrying values.

Investment Securities

Fair values have been individually determined based on currently quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

Fair values are estimated for categories of loans with similar financial characteristics. Loans were segregated by type such as Commercial and Industrial, Tax-exempt, Real Estate mortgages and Consumer. For estimation purposes, each loan category was further segmented into fixed and adjustable rate interest terms and also into performing and non-performing classifications.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

Mortgage Servicing Rights

The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date.

Deposits

Under FASB ASC 825-10-50, the fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at December 31, 2013 and 2012.

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

Off-Balance Sheet Financial Instruments

The fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

NOTE 21 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS

(Amounts in thousands)	December 31
	2013	2012
ASSETS
Cash in subsidiary bank	$2,408	$4,751
Investment in subsidiary bank	92,989	106,008
Investment in marketable equity securities	2,535	1,977
Prepaid expenses and other assets	223	526
TOTAL ASSETS	$98,155	$113,262

LIABILITIES
Advances from subsidiary bank	$1,536	$9,891
Accruals and other liabilities	268	41
TOTAL LIABILITIES	$1,804	$9,932

STOCKHOLDERS’ EQUITY
Common stock	$11,513	$11,435
Surplus	31,626	30,725
Retained earnings	59,089	54,532
Accumulated other comprehensive income (loss)	(54)	12,528
Treasury stock, at cost	(5,823)	(5,890)
TOTAL STOCKHOLDERS’ EQUITY	$96,351	$103,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,155	$113,262

STATEMENTS OF INCOME

(Amounts in thousands)	Year Ended December 31
	2013	2012	2011
INCOME
Dividends from subsidiary bank	$10,416	$5,867	$5,867
Dividends - other	62	63	58
Investment securities (losses)	0	(97)	(74)
Interest	2	4	9
Miscellaneous income	0	0	6
TOTAL INCOME	$10,480	$5,837	$5,866

OPERATING EXPENSES	162	151	128
Income Before Taxes and Equity in Undistributed Net Income of Subsidiary	$10,318	$5,686	$5,738
Income tax benefit	61	80	34
Income Before Equity in Undistributed Net Income of Subsidiary	$10,379	$5,766	$5,772
Equity in (excess of) Undistributed Net Income of Subsidiary	(106)	4,404	4,135

NET INCOME	$10,273	$10,170	$9,907

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011

STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$10,273	$10,170	$9,907
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on sales of investment securities	0	97	74
Deferred income tax (benefit) expense	0	(31)	0
Equity in (excess of) undistributed net income of subsidiary	106	(4,404)	(4,135)
Decrease (increase) in prepaid expenses and other assets	325	(303)	277
(Decrease) increase in advances from subsidiary bank - net operating	(8,355)	372	(176)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,349	$5,901	$5,947

INVESTING ACTIVITIES
Purchases of marketable equity securities	$0	$(445)	$0
Proceeds from sales of marketable equity securities	0	389	77
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$0	$(56)	$77

FINANCING ACTIVITIES
Proceeds from issuance of common stock	$97	$269	$0
Proceeds from issuance of treasury stock	43	85	16
Cash dividends paid	(4,832)	(5,086)	(5,281)
NET CASH (USED IN) FINANCING ACTIVITIES	$(4,692)	$(4,732)	$(5,265)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(2,343)	$1,113	$759
CASH AND CASH EQUIVALENTS, BEGINNING	4,751	3,638	2,879
CASH AND CASH EQUIVALENTS, ENDING	$2,408	$4,751	$3,638

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

We have audited First Keystone Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Keystone Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, First Keystone Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP

Kingston, Pennsylvania

March 14, 2014

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2013.

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

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. This report can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required on Form 8-K during this quarter that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Information As To Directors and Nominees,” “Principal Officers of the Bank and the Corporation,” “Committees of the Board of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 25, 2014.

CODE OF ETHICS

The Corporation has adopted a Directors and Senior Management Code of Ethics, which applies to all members of the Board of Directors and to senior officers of the Corporation. It can be found on the Investor Relations section of our website at www.firstkeystonecorporation.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation”, “Compensation Discussion and Analysis (CD&A)”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 25, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Share Ownership” is incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 25, 2014.

Equity Compensation Plan Information

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	4,823	$18.12	0

Equity compensation plans not approved by shareholders	0	0	0

Total	4,823	$18.12	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Related Person Transactions” and “Governance of the Company” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 25, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Report of the Audit Committee” and “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement dated March 25, 2014.

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

3. Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to

Item 601 of Regulation S-K	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz.*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino.*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda.*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland.*

10.2	Management Incentive Compensation Plan.*

10.3	Profit Sharing Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on From 10-Q for the quarter ended September 30, 2006).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated January 11, 2007).

21	List of Subsidiaries of the Issuer, filed with this annual report on Form 10-K.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

FIRST KEYSTONE CORPORATION

/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 14, 2014
John E. Arndt, Secretary/Director	Date

/s/ J. Gerald Bazewicz	March 14, 2014
J. Gerald Bazewicz, Vice Chairman/Director	Date

/s/ Don E. Bower	March 14, 2014
Don E. Bower, Director	Date

/s/ Robert A. Bull	March 14, 2014
Robert A. Bull, Director	Date

/s/ Robert E. Bull	March 14, 2014
Robert E. Bull, Chairman/Director	Date

/s/ Joseph B. Conahan, Jr.	March 14, 2014
Joseph B. Conahan, Jr., Director	Date

/s/ Jerome F. Fabian	March 14, 2014
Jerome F. Fabian, Director	Date

/s/ John G. Gerlach	March 14, 2014
John G. Gerlach, Director	Date

/s/ Matthew P. Prosseda	March 14, 2014
Matthew P. Prosseda, President/Chief	Date
Executive Officer/Director

/s/ Diane C.A. Rosler	March 14, 2014
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 14, 2014
David R. Saracino, Director	Date

/s/ Toney C. Horst	March 14, 2014
Toney C. Horst, Controller	Date
(Principal Accounting Officer)

