Form 10-Q
period 2014-03-31
FIRST KEYSTONE CORP
filed 2014-05-09
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Common Stock, $2 Par Value, 5,532,120 shares as of May 2, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$8,310	$8,257
Interest-bearing deposits in other banks	1,511	22,366
Total cash and cash equivalents	9,821	30,623
Investment securities available-for-sale	356,324	353,698
Investment securities held-to-maturity (fair value 2014 - $1,077; 2013 - $1,083)	1,068	1,072
Restricted investment in bank stocks	5,207	4,761
Loans	455,911	446,518
Allowance for loan losses	(6,477)	(6,519)
Net loans	449,434	439,999
Premises and equipment, net	21,305	21,516
Accrued interest receivable	3,502	3,616
Cash surrender value of bank owned life insurance	20,738	20,556
Investments in low-income housing partnerships	1,249	1,289
Goodwill	19,133	19,133
Core deposit intangible, net	327	395
Foreclosed assets held for resale	440	480
Deferred income taxes	922	2,080
Other assets	2,476	2,296
TOTAL ASSETS	$891,946	$901,514
LIABILITIES
Deposits:
Non-interest bearing	$89,650	$85,156
Interest bearing	579,875	604,919
Total deposits	669,525	690,075
Short-term borrowings	73,656	68,233
Long-term borrowings	45,405	40,429
Accrued interest and other payables	3,061	3,012
Other liabilities	495	3,414
TOTAL LIABILITIES	792,142	805,163
STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2014 and 2013; issued 0 in 2014 and 2013	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2014 and 2013; issued 5,767,269 in 2014 and 5,756,474 in 2013; outstanding 5,532,120 in 2014 and 5,521,325 in 2013	11,535	11,513
Surplus	31,880	31,626
Retained earnings	59,952	59,089
Accumulated other comprehensive income (loss)	2,260	(54)
Treasury stock, at cost, 235,149 in 2014 and 2013	(5,823)	(5,823)
TOTAL STOCKHOLDERS’ EQUITY	99,804	96,351
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$891,946	$901,514

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

(Dollars in thousands, except per share data)
	2014	2013
INTEREST INCOME
Interest and fees on loans	$4,961	$5,176
Interest and dividend income on investment securities:
Taxable	2,003	1,630
Tax-exempt	633	1,021
Dividends	16	13
Dividend income on restricted investment in bank stocks	20	4
Total interest income	7,633	7,844
INTEREST EXPENSE
Interest on deposits	814	896
Interest on short-term borrowings	35	24
Interest on long-term borrowings	276	326
Total interest expense	1,125	1,246
Net interest income	6,508	6,598
Provision for loan losses	133	400
Net interest income after provision for loan losses	6,375	6,198
NON-INTEREST INCOME
Trust department	226	212
Service charges and fees	317	282
Bank owned life insurance income	182	173
ATM fees and debit card income	260	232
Gains on sales of mortgage loans	24	210
Net investment securities gains	597	268
Other	109	75
Total non-interest income	1,715	1,452
NON-INTEREST EXPENSE
Salaries and employee benefits	2,817	2,720
Occupancy, net	456	353
Furniture and equipment	154	129
Computer expense	263	240
Professional services	163	116
Pennsylvania shares tax	159	204
FDIC insurance	118	107
ATM and debit card fees	116	131
Foreclosed assets held for resale expense (income)	103	(27)
Advertising	125	81
Other	778	627
Total non-interest expense	5,252	4,681
Income before income tax expense	2,838	2,969
Income tax expense	540	443
NET INCOME	$2,298	$2,526
PER SHARE DATA
Net income per share:
Basic	$0.42	$0.47
Diluted	0.42	0.47
Dividends per share	0.26	0.26

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)
	Three Months Ended
	March 31,
	2014	2013
Net Income	$2,298	$2,526

Other comprehensive income (loss):
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $1,394 and $(300), respectively	2,708	(619)
Less reclassification adjustment for net gains included in net income, net of income taxes of $(203) and $(91), respectively (a) (b)	(394)	(177)
Total other comprehensive income (loss)	2,314	(796)
Total Comprehensive Income	$4,612	$1,730

(a) Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2014	5,756,474	$11,513	$31,626	$59,089	$(54)	$(5,823)	$96,351
Net Income				2,298			2,298
Other comprehensive income, net of taxes					2,314		2,314
Issuance of common stock under dividend reinvestment and stock purchase plans	10,795	22	254				276
Dividends - $0.26 per share				(1,435)			(1,435)
Balance at March 31, 2014	5,767,269	$11,535	$31,880	$59,952	$2,260	$(5,823)	$99,804

Balance at January 1, 2013	5,717,400	$11,435	$30,725	$54,532	$12,528	$(5,890)	$103,330
Net Income				2,526			2,526
Other comprehensive loss, net of taxes					(796)		(796)
Issuance of common stock under dividend reinvestment and stock purchase plans	9,773	19	231				250
Dividends - $0.26 per share				(1,425)			(1,425)
Balance at March 31, 2013	5,727,173	$11,454	$30,956	$55,633	$11,732	$(5,890)	$103,885

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

(Dollars in thousands)

	2014	2013
OPERATING ACTIVITIES
Net income	$2,298	$2,526
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	133	400
Depreciation and amortization	400	335
Net premium amortization on investment securities	457	361
Deferred income tax benefit	(31)	(105)
Gains on sales of loans	(24)	(210)
Proceeds from sales of mortgage loans originated for resale	1,027	10,103
Originations of mortgage loans originated for resale	(1,209)	(9,290)
Gains on sales of investment securities	(597)	(268)
Losses (gains) on sales of foreclosed real estate held for resale, including write-downs	85	(70)
Decrease (increase) in accrued interest receivable	114	(42)
Earnings on investment in bank-owned life insurance	(182)	(173)
Increase in other assets	(161)	(427)
Increase (decrease) in accrued interest and other payables	49	(201)
Decrease in other liabilities	(2,931)	(392)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(572)	2,547
INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	80,165	4,205
Proceeds from maturities and redemptions of investment securities available-for-sale	10,541	12,409
Purchases of investment securities available-for-sale	(89,687)	(13,399)
Proceeds from maturities and redemptions of investment securities held-to-maturity	4	4
Net change in restricted investment in bank stocks	(446)	713
Net (increase) decrease in loans	(9,386)	3,634
Purchases of premises and equipment	(90)	(801)
Proceeds from sales of foreclosed assets held for resale	―	443
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(8,899)	7,208
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(20,550)	22,750
Net increase (decrease) in short-term borrowings	5,423	(40,804)
Proceeds from long-term borrowings	10,000	5,000
Repayment of long-term borrowings	(5,024)	(22)
Common stock issued	255	218
Dividends paid	(1,435)	(1,425)
NET CASH USED IN FINANCING ACTIVITIES	(11,331)	(14,283)
DECREASE IN CASH AND CASH EQUIVALENTS	(20,802)	(4,528)
CASH AND CASH EQUIVALENTS, BEGINNING	30,623	20,920
CASH AND CASH EQUIVALENTS, ENDING	$9,821	$16,392
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,104	$1,304
Income taxes paid	792	―
Loans transferred to foreclosed assets held for resale	45	―

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 ― BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The consolidated financial statements include the accounts of First Keystone Corporation (the “Corporation”) and its wholly owned subsidiary, First Keystone Community Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

For comparative purposes, the March 31, 2013 and December 31, 2013 balances have been reclassified to conform to the 2014 presentation. Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the three months ended March 31, 2014 that were not already adopted by the Corporation in previous periods.

In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323). The ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. This ASU is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2014, and will be applied retrospectively to all periods presented. The Corporation is currently evaluating the impact of this ASU on its consolidated financial statements.

NOTE 3 — INVESTMENT SECURITIES

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

Debt securities not classified as Held-to-Maturity and equity securities are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. Management’s decision to sell Available-for-Sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at March 31, 2014 and December 31, 2013:

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2014:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$147,452	$626	$(1,681)	$146,397
Other	26,793	240	(33)	27,000
Obligations of state and political subdivisions	136,911	5,352	(1,292)	140,971
Corporate securities	40,111	224	(897)	39,438
Marketable equity securities	1,533	985	―	2,518
Total	$352,800	$7,427	$(3,903)	$356,324

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2014:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$68	$3	$ ―	$71
Other	1,000	6	―	1,006
Total	$1,068	$9	$ ―	$1,077

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$121,209	$598	$(2,031)	$119,776
Other	33,559	238	(64)	33,733
Obligations of state and political subdivisions	147,112	4,136	(2,859)	148,389
Corporate securities	50,266	416	(1,417)	49,265
Marketable equity securities	1,533	1,004	(2)	2,535
Total	$353,679	$6,392	$(6,373)	$353,698

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$72	$3	$ ―	$75
Other	1,000	8	―	1,008
Total	$1,072	$11	$ ―	$1,083

Securities Available-for-Sale with an aggregate fair value of $238,817,000 at March 31, 2014 and $242,839,000 at December 31, 2013, and securities Held-to-Maturity with an aggregate book value of $1,068,000 at March 31, 2014 and $1,072,000 at December 31, 2013, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $164,241,000 at March 31, 2014 and $178,814,000 at December 31, 2013.

The amortized cost, estimated fair value and weighted average yield of debt and equity securities, by contractual maturity, are shown below at March 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)

	March 31, 2014
	Available-For-Sale				Held-To-Maturity
	U.S. Government	Obligations			U.S. Government
	Corporations &	of State	Marketable		Corporations &
	Agencies	& Political	Equity	Corporate	Agencies
	Obligations[1]	Subdivisions[2]	Securities[3]	Securities[3]	Obligations[1]

Within 1 Year:
Amortized cost	$4,510	$245	$ ―	$6,058	$ ―
Fair value	4,527	246	―	6,115	―
Weighted average yield	0.96%	5.10%	―	2.44%	―

1 - 5 Years:
Amortized cost	2,532	10,015	―	3,601	1,068
Fair value	2,553	10,503	―	3,698	1,077
Weighted average yield	0.87%	4.17%	―	2.29%	0.85%

5 - 10 Years:
Amortized cost	8,827	42,640	―	30,452	―
Fair value	8,899	42,329	―	29,625	―
Weighted average yield	2.02%	3.53%	―	3.02%	―

After 10 Years:
Amortized cost	158,376	84,011	1,533	―	―
Fair value	157,418	87,893	2,518	―	―
Weighted average yield	2.27%	6.03%	2.28%	―	―

Total:
Amortized cost	$174,245	$136,911	$1,533	$40,111	$1,068
Fair value	173,397	140,971	2,518	39,438	1,077
Weighted average yield	2.20%	5.11%	2.28%	2.87%	0.85%

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

3Marketable equity securities are not considered to have defined maturities and are included in the after ten year category.

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated stockholders’ equity at March 31, 2014. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt and equity securities during the first quarter of 2014 and 2013 were $80,165,000 and $4,205,000, respectively. Gross gains realized on these sales were $808,000 and $290,000, respectively. Gross losses on these sales were $211,000 and $22,000, respectively. There were no other-than-temporary impairment losses in 2014 and 2013.

There were no proceeds from sales of investments in Held-to-Maturity debt and equity securities during the first quarter of 2014 and 2013. Therefore, there were no gains or losses realized during these periods.

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

When other-than-temporary impairment occurs on debt securities, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected, and the realized loss is recognized in net investment securities gains on the consolidated statements of income. The amount of the total other-than-temporary impairment related to the other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment.

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The realized loss is recognized in net investment securities gains on the consolidated statements of income. The amount of the total other-than-temporary impairment is recognized in other comprehensive income, net of applicable taxes.

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at March 31, 2014 and December 31, 2013.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of March 31, 2014 and December 31, 2013:

March 31, 2014

(Dollars in thousands)	Less Than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
	Value	Loss	Value		Loss		Value	Loss
Available-for-Sale:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$129,853	$(1,681)	$	―	$	―	$129,853	$(1,681)
Other	8,244	(33)		―		―	8,244	(33)
Obligations of state and political subdivisions	34,561	(1,292)		―		―	34,561	(1,292)
Corporate securities	23,562	(897)		―		―	23,562	(897)
	$196,220	$(3,903)	$	―	$	―	$196,220	$(3,903)

December 31, 2013

(Dollars in thousands)	Less Than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
	Value	Loss	Value		Loss		Value	Loss
Available-for-Sale:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$97,312	$(2,031)	$	―	$	―	$97,312	$(2,031)
Other	6,404	(64)		―		―	6,404	(64)
Obligations of state and political subdivisions	48,853	(2,859)		―		―	48,853	(2,859)
Corporate securities	26,099	(1,417)		―		―	26,099	(1,417)
Marketable equity securities	21	(2)		―		―	21	(2)
	$178,689	$(6,373)	$	―	$	―	$178,689	$(6,373)

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage-backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 78 debt securities in an unrealized loss position as of March 31, 2014 represents an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Charge-Offs — Commercial real estate loans are charged off in whole or in part when they become sufficiently delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or part of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Bank estimates the impairment based on its analysis of the cash flows and/or collateral estimated at fair value less cost to sell.

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

Non-Accrual Loans — Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may currently be performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against interest income. Certain non-accrual loans may continue to perform, that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgment as to collectability of principal.

Impaired Loans — A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Under current accounting standards, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s effective interest rate or the fair value of the collateral for certain collateral dependent loans.

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

Loans modified in a troubled debt restructuring may or may not be placed on non-accrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrates a period of performance according to the restructured terms of six months. Loans classified as troubled debt restructurings are designated as impaired.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are individually classified as impaired. Select loans are not aggregated for collective impairment evaluation, as such; all loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loans may be reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding eight quarters. In calculating the historical component of our allowance, we aggregate loans into one of four portfolio segments: Commercial and Industrial, Commercial real estate, Residential real estate and Consumer. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the concentration of special mention, substandard and doubtful loans as a percentage of total loans, levels of loan concentration within the portfolio segment or division of a portfolio segment, broad economic conditions, delinquency trends, volume trends and terms, and policy and management changes.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The Bank utilizes a risk grading matrix as a tool for managing credit risk in the loan portfolio and assigns an Asset Quality Rating (risk grade) to all retail (Residential Real Estate and Consumer), Commercial and Industrial, and Commercial Real Estate borrowings. An asset quality rating is assigned using the guidance provided in the Bank’s loan policy. Primary responsibility for assigning the asset quality rating rests with the lender. The asset quality rating is validated periodically by both an internal and external loan review process.

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

The credit quality indicators by loan segment are summarized below at March 31, 2014 and December 31, 2013:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
Grade:
1-6 Pass	$64,436	$60,614	$223,943	$219,925
7 Special Mention	120	65	953	1,717
8 Substandard	36	21	4,402	3,782
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	―	―	―	―
Net deferred loan fees and costs	149	122	(13)	(19)
Total loans	$64,741	$60,822	$229,285	$225,405

	Residential Real Estate
	Including Home Equity		Consumer Loans
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
Grade:
1-6 Pass	$154,939	$153,292	$5,415	$5,612
7 Special Mention	246	180	2	2
8 Substandard	991	931	8	―
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	―	―	(76)	(87)
Net deferred loan fees and costs	274	272	86	89
Total loans	$156,450	$154,675	$5,435	$5,616

	Total Loans
	March 31,	December 31,
	2014	2013
Grade:
1-6 Pass	$448,733	$439,443
7 Special Mention	1,321	1,964
8 Substandard	5,437	4,734
9 Doubtful	―	―
Add (deduct): Unearned discount and	(76)	(87)
Net deferred loan fees and costs	496	464
Total loans	$455,911	$446,518

Commercial and Industrial and Commercial Real Estate include loans categorized as tax free loans in the amounts of $32,574,000 and $3,901,000, respectively.

The activity in the allowance for loan losses, by loan segment, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the period ended March 31, 2014:
Allowance for Loan Losses:
Beginning balance	$776	$3,320	$1,565		$53		$805		$6,519
Charge-offs	(7)	(141)	(30)		(8)		―		(186)
Recoveries	2	―	9		―		―		11
Provision	54	119	23		7		(70)		133
Ending Balance	$825	$3,298	$1,567		$52		$735		$6,477
Ending balance: individually evaluated for impairment	$ ―	$ ―	$ ―	$	―	$	―	$	―
Ending balance: collectively evaluated for impairment	$825	$3,298	$1,567		$52		$735		$6,477

Financing Receivables:
Ending Balance	$64,741	$229,285	$156,450		$5,435	$	―		$455,911
Ending balance: individually evaluated for impairment	$36	$5,230	$991		$7	$	―		$6,264
Ending balance: collectively evaluated for impairment	$64,705	$224,055	$155,459		$5,428	$	―		$449,647

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the period ended March 31, 2013:
Allowance for Loan Losses:
Beginning balance	$573	$2,837	$1,524		$80		$758	$5,772
Charge-offs	―	(145)	(132)		(5)		―	(282)
Recoveries	11	―	―		1		―	12
Provision	100	111	139		(2)		52	400
Ending Balance	$684	$2,803	$1,531		$74		$810	$5,902
Ending balance: individually evaluated for impairment	$ ―	$111	$154	$	―	$	―	$265
Ending balance: collectively evaluated for impairment	$684	$2,692	$1,377		$74		$810	$5,637

Financing Receivables:
Ending Balance	$58,582	$219,130	$144,728		$5,970	$	―	$428,410
Ending balance: individually evaluated for impairment	$245	$4,356	$1,253	$	―	$	―	$5,854
Ending balance: collectively evaluated for impairment	$58,337	$214,774	$143,475		$5,970	$	―	$422,556

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of December 31, 2013:
Allowance for Loan Losses:
Ending Balance	$776	$3,320	$1,565		$53		$805	$6,519
Ending balance: individually evaluated for impairment	$ ―	$125	$15	$	―	$	―	$140
Ending balance: collectively evaluated for impairment	$776	$3,195	$1,550		$53		$805	$6,379

Financing Receivables:
Ending Balance	$60,822	$225,405	$154,675		$5,616	$	―	$446,518
Ending balance: individually evaluated for impairment	$21	$5,022	$931	$	―	$	―	$5,974
Ending balance: collectively evaluated for impairment	$60,801	$220,383	$153,744		$5,616	$	―	$440,544

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding balance of TDRs as of March 31, 2014 and December 31, 2013 was $4,001,000 and $3,961,000, respectively. The increase in TDRs was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio. As of March 31, 2014 and December 31, 2013, there were no unfunded commitments on any TDRs.

During the three months ended March 31, 2014, three loans with a combined post modification balance of $57,000 were classified as TDRs, as compared to the three months ended March 31, 2013, when eight loans with a combined post modification balance of $3,613,000 were classified as TDRs. The loan modifications for the three months ended March 31, 2014 consisted of one term modification and two payment modifications. The loan modifications for the three months ended March 31, 2013 consisted of two interest rate modifications and six payment modifications.

The following table presents the unpaid balance of TDRs at the dates indicated:

(Dollars in thousands)
	March 31,	December 31,
	2014	2013
Non-accrual TDRs	$1,537	$1,538
Accruing TDRs	2,464	2,423
Total	$4,001	$3,961

At March 31, 2014, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,153,000 were not in compliance with the terms of their restructure, compared to March 31, 2013 when four Commercial Real Estate loans classified as TDRs with a combined recorded investment of $432,000 were not in compliance with the terms of their restructure.

The following table presents information regarding the loan modifications categorized as TDRs during the three months ended March 31, 2014 and March 31, 2013:

(Dollars in thousands, except number of contracts)

	Three Months Ended March 31, 2014
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$18	$18	$18
Commercial Real Estate	1	32	32	32
Consumer	1	7	7	7
Total	3	$57	$57	$57

(Dollars in thousands, except number of contracts)

Three Months Ended March 31, 2013
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial and Industrial	―	$ ―	$ ―	$ ―
Commercial Real Estate	8	3,613	3,613	3,548
Consumer	―	―	―	―
Total	8	$3,613	$3,613	$3,548

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three months ended March 31, 2014 and March 31, 2013 with the total number of each type of modification performed.

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	―	1	1	―	―	―	―
Commercial Real Estate	―	1	―	1	2	―	6	8
Consumer	―	―	1	1	―	―	―	―
Total	―	1	2	3	2	―	6	8

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended March 31, 2014 and December 31, 2013.

(Dollars in thousands)	March 31, 2014				December 31, 2013
		Unpaid				Unpaid
	Recorded	Principal	Related		Recorded	Principal	Related
	Investment	Balance	Allowance		Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$36	$182	$	―	$21	$167	$	―
Commercial Real Estate	5,230	5,887		―	4,810	5,503		―
Residential Real Estate	991	1,315		―	868	1,176		―
Consumer	7	7		―	―	―		―

With an allowance recorded:
Commercial and Industrial	―	―		―	―	―		―
Commercial Real Estate	―	―		―	212	212		125
Residential Real Estate	―	―		―	63	63		15
Consumer	―	―		―	―	―		―
Total	$6,264	$7,391	$	―	$5,974	$7,121		$140

Total consists of:
Commercial and Industrial	$36	$182	$	―	$21	$167	$	―
Commercial Real Estate	$5,230	$5,887	$	―	$5,022	$5,715		$125
Residential Real Estate	$991	$1,315	$	―	$931	$1,239		$15
Consumer	$7	$7	$	―	$ ―	$ ―	$	―

At March 31, 2014 and December 31, 2013, $4,001,000 and $3,961,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 and $0, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the quarterly periods ended March 31, 2014 and March 31, 2013.

(Dollars in thousands)	March 31, 2014			March 31, 2013
	Average	Interest		Average	Interest
	Recorded	Income		Recorded	Income
	Investment	Recognized		Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$37	$	―	$246	$	―
Commercial Real Estate	5,298		21	4,189		18
Residential Real Estate	1,003		1	1,253		―
Consumer	7		―	―		―

With an allowance recorded:
Commercial and Industrial	―		―	―		―
Commercial Real Estate	―		―	204		―
Residential Real Estate	―		―	70		―
Consumer	―		―	―		―
Total	$6,345		$22	$5,962		$18

Total consists of:
Commercial and Industrial	$37	$	―	$246	$	―
Commercial Real Estate	$5,298		$21	$4,393		$18
Residential Real Estate	$1,003		$1	$1,323	$	―
Consumer	$7	$	―	$ ―	$	―

Financing receivables on non-accrual status, loans past-due 90 days or more and still accruing, and foreclosed assets held for resale as of March 31, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)
	March 31,	December 31,
	2014	2013
Commercial and Industrial	$18	$21
Commercial real estate	2,791	2,599
Residential real estate	991	931
Total non-accrual loans	3,800	3,551
Loans past-due 90 days or more and still accruing	285	318
Foreclosed assets held for resale	440	480
Total non-performing assets	$4,525	$4,349

The following tables present the classes of the loan portfolio summarized by the past-due status at March 31, 2014 and December 31, 2013:

(Dollars in thousands)
							90 Days
							Or Greater
			90 Days			Total	Past Due
	30-59 Days	60-89 Days	or Greater	Total		Financing	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
March 31, 2014:
Commercial and Industrial	$135	$ ―	$18	$153	$64,588	$64,741	$ ―
Commercial Real Estate	1,107	550	3,073	4,730	224,555	229,285	282
Residential Real Estate	1,444	839	920	3,203	153,247	156,450	3
Consumer	11	―	―	11	5,424	5,435	―
Total	$2,697	$1,389	$4,011	$8,097	$447,814	$455,911	$285

(Dollars in thousands)
							90 Days
							Or Greater
			90 Days			Total	Past Due
	30-59 Days	60-89 Days	or Greater	Total		Financing	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
December 31, 2013:
Commercial and Industrial	$7	$7	$40	$54	$60,768	$60,822	$19
Commercial Real Estate	875	653	1,367	2,895	222,510	225,405	180
Residential Real Estate	1,751	248	926	2,925	151,750	154,675	119
Consumer	30	12	―	42	5,574	5,616	―
Total	$2,663	$920	$2,333	$5,916	$440,602	$446,518	$318

At March 31, 2014 and December 31, 2013, there were no commitments to lend additional funds with respect to impaired loans.

NOTE 5 — BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and Federal Home Loan Bank (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets.

As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability on the Corporation’s Consolidated Balance Sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is not offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Corporation does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a correspondent bank in the counterparty’s custodial account. The counterparty has the right to sell or repledge the investment securities.

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)
		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
March 31, 2014
Repurchase agreements (a)	$16,565	$ ―	$16,565	$(16,565)	$ ―	$	―

December 31, 2013
Repurchase agreements (a)	$16,261	$ ―	$16,261	$(16,261)	$ ―	$	―

(a) As of March 31, 2014 and December 31, 2013, the fair value of securities pledged in connection with repurchase agreements was $25,842,000 and $26,575,000, respectively.

Long-term borrowings are comprised of advances from FHLB and a capital lease assumed as a result of the acquisition of Pocono Community Bank in the amount of $811,000. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The principal assets are real estate mortgages and certain investment securities.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position or results of operations of the Corporation.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at March 31, 2014 and December 31, 2013, were as follows:

(Dollars in thousands)
	March 31,	December 31,
	2014	2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$62,684	$64,064
Financial standby letters of credit	$661	$418
Performance standby letters of credit	$4,402	$4,449

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4 – Loans and Allowance for Loan Losses. It is management’s opinion that the loan portfolio was well balanced and diversified at March 31, 2014, to the extent necessary to avoid any significant concentration of credit risk. However, its debtor’s ability to honor their contracts may be influenced by the region’s economy.

NOTE 8 — FAIR VALUE MEASUREMENTS

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

Financial Assets Measured at Fair Value on a Recurring Basis

At March 31, 2014 and December 31, 2013, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

March 31, 2014
	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$	―	$146,397	$	―	$146,397
Other		―	27,000		―	27,000
Obligations of state and political subdivisions		―	140,971		―	140,971
Corporate securities		―	39,438		―	39,438
Marketable equity securities		2,518	―		―	2,518
Total		$2,518	$353,806	$	―	$356,324

(Dollars in thousands)

December 31, 2013

	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	$	―	$119,776	$	―	$119,776
Other		―	33,733		―	33,733
Obligations of state and political subdivisions		―	148,389		―	148,389
Corporate securities		―	49,265		―	49,265
Marketable equity securities		2,535	―		―	2,535
Total		$2,535	$351,163	$	―	$353,698

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for investments. There were no transfers between Level 1 and Level 2 during the first quarter of 2014 or 2013.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2014 and December 31, 2013, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at March 31, 2014
Impaired loans:
Commercial and Industrial	$	―	$	―	$18	$18
Commercial Real Estate		―		―	640	640
Residential Real Estate		―		―	619	619
Total impaired loans	$	―	$	―	$1,277	$1,277

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at December 31, 2013
Impaired loans:
Commercial and Industrial	$	―	$	―	$21	$21
Commercial Real Estate		―		―	656	656
Residential Real Estate		―		―	621	621
Total impaired loans	$	―	$	―	$1,298	$1,298

The Bank’s impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For impaired loans less than $250,000 upon classification and annually at year end, the Bank completes a Certificate of Inspection, which includes an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the impaired loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2014 and 2013.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2014 and December 31, 2013, foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at March 31, 2014
Other foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$395	$395
Total foreclosed assets held for resale	$	―	$	―	$395	$395

(Dollars in thousands)
	Level 1		Level 2		Level 3		Total
Assets at December 31, 2013
Other foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$	―	$	―
Total foreclosed assets held for resale	$	―	$	―	$	―	$	―

The Bank’s foreclosed asset valuation procedure requires an appraisal, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2014 and 2013.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
	Estimate	Valuation Technique	Unobservable Input	Range	Average
Assets at March 31, 2014
Impaired loans	$1,277	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (35%)	(17%	)
Foreclosed assets held for resale	395	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (35%)	(10%	)

(Dollars in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
	Estimate	Valuation Technique	Unobservable Input	Range	Average
Assets at December 31, 2013
Impaired loans	$1,298	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (35%)	(23%	)
Foreclosed assets held for resale	―	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (0%)	(0%	)

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)

	Carrying	Fair Value Measurements at March 31, 2014
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$8,310	$8,310	$	―	$	―	$8,310
Interest-bearing deposits in other banks	1,511	―		1,511		―	1,511
Investment securities available-for-sale	356,324	2,518		353,806		―	356,324
Investment securities held-to-maturity	1,068	―		1,077		―	1,077
Restricted investment in bank stocks	5,207	―		5,207		―	5,207
Net loans	449,434	―		―		454,261	454,261
Mortgage servicing rights	498	―		―		498	498
Accrued interest receivable	3,502	―		3,502		―	3,502

FINANCIAL LIABILITIES:
Deposits	669,525	―		669,983		―	669,983
Short-term borrowings	73,656	―		73,656		―	73,656
Long-term borrowings	45,405	―		46,446		―	46,446
Accrued interest payable	413	―		413		―	413

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

(Dollars in thousands)
	Carrying	Fair Value Measurements at December 31, 2013
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$8,257	$8,257	$	―	$	―	$8,257
Interest-bearing deposits in other banks	22,366	―		22,366		―	22,366
Investment securities available-for-sale	353,698	2,535		351,163		―	353,698
Investment securities held-to-maturity	1,072	―		1,083		―	1,083
Restricted investment in bank stocks	4,761	―		4,761		―	4,761
Net loans	439,999	―		―		443,844	443,844
Mortgage servicing rights	521	―		―		521	521
Accrued interest receivable	3,616	―		3,616		―	3,616

FINANCIAL LIABILITIES:
Deposits	690,075	―		690,771		―	690,771
Short-term borrowings	68,233	―		68,233		―	68,233
Long-term borrowings	40,429	―		41,288		―	41,288
Accrued interest payable	392	―		392		―	392

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

The preceding information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2014 and December 31, 2013:

Cash and Due From Banks, Interest-Bearing Deposits in Other Banks, Restricted Investment in Bank Stocks, Accrued Interest Receivable and Accrued Interest Payable

The fair values are equal to the current carrying values.

Investment Securities

The fair value of investment securities are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying on the securities’ relationship to other benchmark quoted prices.

Loans

Fair values are estimated for categories of loans with similar financial characteristics. Loans were segregated by type such as Commercial and Industrial, Commercial and Residential Real Estate mortgages and Consumer. For estimation purposes, each loan category was further segmented into fixed and adjustable rate interest terms.

The fair value of each category of performing loans is calculated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value for impaired loans is based on management’s estimate of future cash flows discounted using a rate commensurate with the risk associated with the estimated future cash flows or based on the value of the collateral if repayment is expected solely from collateral. The assumptions used by management are judgmentally determined using specific borrower information.

Mortgage Servicing Rights

The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date.

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at March 31, 2014 and December 31, 2013.

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

NOTE 9 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)
	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
Net income	$2,298	$2,526
Weighted-average common shares outstanding	5,521	5,419
Basic earnings per share	$0.42	$0.47

Weighted-average common shares outstanding	5,521	5,419
Common stock equivalents due to effect of stock options	5	12
Total weighted-average common shares and equivalents	5,526	5,431
Diluted earnings per share	$0.42	$0.47

Item 2. First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation as of March 31, 2014

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

CRITICAL ACCOUNTING ESTIMATES

The Corporation has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Corporation applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2013 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Corporation filed its Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

First Keystone Corporation realized earnings for the first quarter of 2014 of $2,298,000, a decrease of $228,000, or 9.0% from the first quarter of 2013. The decrease in net income for the first quarter of 2014 was due to several factors, including a decrease in net interest income and an increase in non-interest expense. While net interest income was lower in the three months ended March 31, 2014, the provision for loan losses declined and non-interest income increased over the same period one year ago.

On a per share basis, for the three months ended March 31, 2014, net income was $0.42 versus $0.47 in the first three months of 2013. Cash dividends amounted to $0.26 per share in the first quarter of 2014 and 2013.

Year-to-date net income annualized as of March 31, 2014, amounted to a return on average common equity of 9.25%, a return on tangible equity net of goodwill of 11.46% and a return on assets of 1.04%. For the three months ended March 31, 2013, these measures were 9.66%, 11.82%, and 1.26%, respectively, on an annualized basis.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2014, interest income amounted to $7,633,000, a decrease of $211,000 or 2.7% from the first quarter of 2013, while interest expense amounted to $1,125,000 in the first quarter of 2014, a decrease of $121,000, or 9.7% from the first quarter of 2013. As a result, net interest income decreased $90,000 or 1.4% in the first quarter of 2014 to $6,508,000 from $6,598,000 in the first quarter of 2013.

Our net interest margin for the three months ended March 31, 2014 was 3.43% compared to 3.95% for the three months ended March 31, 2013.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarter ended March 31, 2014 was $133,000 as compared to $400,000 for the quarter ended March 31, 2013. The decrease in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Net charge-offs for the three months ended March 31, 2014 and 2013 were $175,000 and $270,000, respectively. See Allowance for Loan Losses on Page 31 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,715,000 for the quarter ended March 31, 2014, as compared to $1,452,000 for the quarter ended March 31, 2013, an increase of $263,000, or 18.1%. Gains on sales of mortgage loans decreased $186,000 over the first quarter of 2013 to $24,000. Mortgage originations fell as rates continued to rise during the first quarter of 2014. Net gains on sales of investment securities increased $329,000 to $597,000 as compared to the first quarter of 2013. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

Excluding net investment securities gains, non-interest income was $1,118,000 for the first quarter of 2014, a decrease of $66,000, or 5.6% from the first quarter of 2013.

While Trust Department income and service charges and fees both increased, they were not large enough to offset the $186,000 reduction in gains on sales of mortgage loans.

NON-INTEREST EXPENSE

Total non-interest expense was $5,252,000 for the quarter ended March 31, 2014, as compared to $4,681,000 for the quarter ended March 31, 2013. Non-interest expense increased $571,000, or 12.2%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,817,000, or 53.6% of total non-interest expense for the three months ended March 31, 2014, as compared to 58.1% for the three months of 2013. Net occupancy, furniture and equipment, and computer expense amounted to $873,000 for the three months ended March 31, 2014, an increase of $151,000, or 20.9%. Other non-interest expense, including ATM and debit card fees, FDIC insurance, professional services, Pennsylvania shares tax, foreclosed real estate expenses and advertising amounted to $1,562,000 for the three months ended March 31, 2014, an increase of $323,000, or 26.1% as compared to the three months of 2013.

The overall increase in non-interest expense related primarily to expenses associated with our new Dallas and Shickshinny offices along with the opening of our new administrative facility in Berwick. In addition, the Corporation experienced increased costs related to collections and foreclosed real estate expenses. Advertising expenses were also higher due to the rollout of the Bank’s new suite of rewards checking products called Kasasa in the first quarter of 2014.

INCOME TAXES

Effective tax planning has helped produce favorable net income. Income tax expense amounted to $540,000 for the three months ended March 31, 2014, as compared to $443,000 for the three months ended March 31, 2013, an increase of $97,000. The effective total income tax rate was 19.0% for the first quarter of 2014 as compared to 14.9% for the first quarter of 2013. The increase in the effective tax rate was due to the sales of tax-free municipal securities during the past year and the impact of the tax credits from the low-income housing partnerships. The Corporation looks to maximize its tax-exempt income derived from both tax-free loans and tax-free municipal securities.

FINANCIAL CONDITION

SUMMARY

Total assets decreased to $891,946,000 as of March 31, 2014, a decrease of $9,568,000, or 1.1% from year-end 2013. As of March 31, 2014, total deposits amounted to $669,525,000, a decrease of 3.0% from year-end 2013.

Net loans increased by $9,435,000 or 2.1%. Loan demand appears to be increasing as the Bank has seen an increase in loan originations.

Total cash and cash equivalents decreased compared to year-end 2013 due to reductions in balances held at correspondent banks.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the first three months of 2014 by $10,399,000 to $119,061,000 from $108,662,000 as of December 31, 2013. Borrowings increased to support increasing loan and investment balances.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 91.5% at March 31, 2014, compared to 91.4% at March 31, 2013. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $455,911,000 as of March 31, 2014, up $9,393,000, or 2.1% since year-end 2013. The loan portfolio continues to be diversified. Overall asset quality has remained consistent with non-performing assets increasing slightly since year-end 2013. Total non-performing assets were $4,525,000 as of March 31, 2014, an increase of $176,000, or 4.1% from $4,349,000 reported in non-performing assets as of December 31, 2013. Total allowance for loan losses to total non-performing assets was 143.1% as of March 31, 2014 and 149.9% at December 31, 2013.

In addition to loans, another primary earning asset is our overall investment portfolio, which increased in size from December 31, 2013, to March 31, 2014. Available-for-sale securities amounted to $356,324,000 as of March 31, 2014, an increase of $2,626,000 from year-end 2013. Interest-bearing deposits in other banks decreased as of March 31, 2014, to $1,511,000 from $22,366,000 at year-end 2013.

LOANS

Total loans increased to $455,911,000 as of March 31, 2014 as compared to $446,518,000 as of December 31, 2013. The table on page 13 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $9,393,000 or 2.1%.

Increasing demand for borrowing by both individuals and businesses accounted for the 2.1% increase in the loan portfolio from December 31, 2013 to March 31, 2014. The Commercial and Industrial portfolio increased $3,919,000 to $64,741,000 as of March 31, 2014 as compared to $60,822,000 as of December 31, 2013. The increase in the Commercial and Industrial portfolio (which includes tax-free commercial and industrial loans) was attributed to fourteen new loan originations totaling $8,150,000, combined with four payoffs totaling $1,043,000, as well as regular principal payments. The Commercial Real Estate portfolio increased $3,880,000 to $229,285,000 as of March 31, 2014 as compared to $225,405,000 at December 31, 2013. The increase was mainly attributed to twelve loan originations totaling $6,408,000, which were offset by loan payoffs of $2,475,000, combined with typical amortizations in the loan portfolio. The Residential Real Estate portfolio increased $1,775,000 to $156,450,000 as of March 31, 2014, as compared to $154,675,000 as of December 31, 2013. The increase was the result of new originations, and to a lesser extent, refinances held in the Bank’s portfolio. The Corporation continued to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $294,026,000 of which $229,285,000 or 50.3% of total loans is secured by commercial real estate.

The largest relationship is a manufacturing/fabrication company and its related entities. The company has a long history of successful operations dating back to 1980. The relationship had outstanding loan balances and unused commitments of $8,741,000 at March 31, 2014. The debt consists of approximately $6,246,000 in term debt secured by various real estate holdings, and approximately $2,495,000 in operating lines of credit secured by business assets and guaranties.

The second largest relationship consists of $8,387,000 in a tax free loan and an unused commitment to a municipality founded in 1816 consisting of 35 square miles. According to township officials, the population has been increasing steadily since 2001 and is currently in excess of 11,000 people. In 2012, the township completed its $74,000,000 sewer expansion project. The Bank’s loan is secured by project receivables and the full faith, credit, and taxing power of the township.

The third largest relationship is a real estate development company and its related entities, specializing in the design, construction, and management of multi-tenant residential housing. The company was established in the late 1980s with its primary market being the Corporation’s immediate central market area. The relationship had outstanding loan balances and unused commitments of $8,299,000 at March 31, 2014. The debt consists of approximately $5,337,000 in term debt secured by various real estate holdings, and approximately $2,962,000 in lines of credit secured by various real estate holdings. The loans are secured primarily by income producing multi-tenant real estate.

The fourth largest relationship consists of outstanding loan balances and unused commitments of $7,972,000 after participation shares sold of $2,518,000. This relationship is comprised of several first lien mortgages relating to office and professional rental properties and a $5,000,000 line of credit to a planned residential community. The principal and related companies have been involved in real estate development since 1974, and have successfully developed residential communities, medical office facilities, and professional office facilities. The entire relationship is secured by a combination of first lien mortgages and marketable securities.

The fifth largest relationship is comprised of various real estate entities, which are owned by an individual who began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $7,742,000 at March 31, 2014. This individual owns a diverse mix of real estate entities which specialize in construction/development projects, leasing of commercial office space, and rental of multi-tenant residential units. The relationship is comprised of $4,582,000 in long term debt, a $2,160,000 construction mortgage, and a $1,000,000 line of credit. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus the collateral pledge of cash accounts and marketable securities.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $448,733,000 or 98.5% of total loans are graded Pass; $1,321,000 or 0.3% are graded Special Mention; $5,437,000 or 1.2% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased slightly at March 31, 2014 to $6,758,000 as compared to $6,698,000 at December 31, 2013. Commercial and Industrial non-pass grades increased to $156,000 as of March 31, 2014 as compared to $86,000 as of December 31, 2013. Commercial Real Estate non-pass grades decreased to $5,355,000 as of March 31, 2014 as compared to $5,499,000 as of December 31, 2013. The Residential Real Estate and Consumer Loans non-pass grades increased to $1,247,000 as of March 31, 2014 as compared to $1,113,000 as of December 31, 2013.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	March 31,	December 31,
	2014	2013
Commercial and Industrial	$64,741	$60,822
Commercial Real Estate	229,285	225,405
Residential Real Estate	156,450	154,675
Consumer	5,435	5,616
Total loans	$455,911	$446,518

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2014, the allowance for loan losses was $6,477,000 as compared to $6,519,000 as of December 31, 2013. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the three month periods ended March 31, 2014 and 2013. For the first three months of 2014, net charge-offs as a percentage of average loans was 0.04% as compared to 0.06% for the three month period ended March 31, 2013. Net charge-offs amounted to $175,000 for the first three months of 2014 as compared to $270,000 for the first three months of 2013. The decrease in net charge-offs in the first three months of 2014 as compared to the first three months of 2013 related primarily to decreased losses in Commercial and Residential Real Estate loans. During the first three months of 2014, $171,000 in Commercial and Residential Real Estate loans were charged off as compared to $277,000 for the first three months of 2013.

For the first three months of 2014, the provision for loan losses was $133,000 as compared to $400,000 for the first three months of 2013. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $6,477,000 of which 12.7% was attributed to the Commercial and Industrial component; 50.9% attributed to the Commercial Real Estate component; 24.2% attributed to the Residential Real Estate component (primarily residential mortgages); 0.8% attributed to the Consumer component; and 11.4% being the unallocated component (refer to the activity in the allowance for loan losses table in Note 4 – Loans and Allowance for Loan Losses on page 14). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of March 31, 2014.

Analysis of Allowance for Loan Losses

(Dollars in thousands)

	March 31,	March 31,
	2014	2013
Balance at beginning of period	$6,519	$5,772
Charge-offs:
Commercial and Industrial	7	―
Real Estate – Commercial and Residential	171	277
Consumer	8	5
	186	282
Recoveries:
Commercial and Industrial	2	11
Real Estate – Commercial and Residential	9	―
Consumer	―	1
	11	12

Net charge-offs	175	270
Additions charged to operations	133	400
Balance at end of period	$6,477	$5,902

Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.06%
Allowance for loan losses to average loans outstanding during the period	1.43%	1.37%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.43% at March 31, 2014 and 1.37% at March 31, 2013.

NON-PERFORMING ASSETS

The tables on page 34 detail the Corporation’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Corporation would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $4,525,000 as of March 31, 2014 as compared to $4,349,000 as of December 31, 2013. The economy, in particular, high unemployment, weak job markets, unsettled fuel prices, rising energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Non-accrual loans totaled $3,800,000 as of March 31, 2014 as compared to $3,551,000 as of December 31, 2013. Foreclosed assets held for resale decreased to $440,000 as of March 31, 2014 from $480,000 as of December 31, 2013. Loans past-due 90 days or more and still accruing interest amounted to $285,000 as of March 31, 2014 as compared to $318,000 as of December 31, 2013. These loans are deemed to be well secured and in the process of collection and consist of three commercial loans and one residential mortgage loan, all well secured by various forms of collateral. Non-performing assets to total loans was 1.0% as of March 31, 2014 and December 31, 2013. Non-performing assets to total assets was 0.5% as of March 31, 2014 and December 31, 2013. The allowance for loan losses to total non-performing assets was 143.1% as of March 31, 2014 as compared to 149.9% as of December 31, 2013. Additional detail can be found on Page 34 in the Non-Performing Assets and Impaired Loans tables and Page 18 in the Financing Receivables on Non-Accrual Status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Impaired loans were $6,264,000 at March 31, 2014 and $5,974,000 at December 31, 2013. The largest impaired loan is a purchased participation loan which is secured by commercial real estate. The Corporation’s participation share of the loan balance is $1,413,000. The year-end collateral evaluation carried a value of $5,813,000, after considering an estimated cost to sell of 40% and considering the total participation outstanding note balance, resulting in the Corporation’s specific allocation of $0. The second largest impaired loan relationship, which is a performing loan, is represented by one loan carrying a balance of $912,000 secured by commercial real estate. The year-end valuation carried a value of $1,012,000, after an estimated cost to sell of 56%, resulting in a specific allocation of $0. The third largest impaired loan relationship, which is a performing loan, is represented by two loans carrying a balance of $604,000 secured by commercial real estate. The year-end valuation carried a value of $1,011,000, after an estimated cost to sell of 10%, resulting in a specific allocation of $0. The estimated cost to sell percentage is determined based upon the market area in which the real estate securing the loan is located, among other factors, and therefore can differ from one loan to another. Of the $6,264,000 impaired loans, none are located outside our primary market area.

Loans categorized as TDRs carried an unpaid balance of $4,001,000 as of March 31, 2014 as compared to $3,961,000 as of December 31, 2013. The increase was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio resulting in the identification of additional loans classified as TDRs. Of the thirteen restructured loans at March 31, 2014, one loan is classified in the Commercial and Industrial portfolio, eleven loans are classified in the Commercial Real Estate portfolio, and one loan is classified in the Consumer portfolio. At March 31, 2014, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,153,000 were not in compliance with the terms of their restructure, compared to March 31, 2013 when four Commercial Real Estate loans classified as TDRs with a combined recorded investment of $432,000 were not in compliance with the terms of their restructure. The troubled debt restructurings at March 31, 2014 consisted of three term modifications beyond the original stated term, four interest rate modifications, and six payment modifications. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of March 31, 2014, no specific allocations were attributable to the TDRs.

The Corporation’s non-accrual loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values.

For non-accrual loans less than $250,000 upon classification and typically at year end, the Corporation completes a Certificate of Inspection, which includes the results of an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2014. Excluding the assets disclosed in the Non-Performing Assets and Impaired Loans tables on page 34 and the Troubled Debt Restructurings section in Note 4 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

Should the economic climate no longer continue to be stable or deteriorate further, borrowers may experience difficulty, and the level of impaired loans and non-performing assets, charge-offs and delinquencies could rise and possibly require additional increases in the Corporation’s allowance for loan losses.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2014 and December 31, 2013, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

(Dollars in thousands)	March 31,		December 31,
	2014		2013
Non-performing assets
Non-accrual loans		$3,800	$3,551
Foreclosed assets held for resale		440	480
Loans past-due 90 days or more and still accruing interest		285	318
Total non-performing assets		$4,525	$4,349

Impaired loans
Non-accrual loans		$3,800	$3,551
Accruing TDRs		2,464	2,423
Total impaired loans		6,264	5,974
Allocated allowance for loan losses		―	(140)
Net investment in impaired loans		$6,264	$5,834

Impaired loans with a valuation allowance	$	―	$275
Impaired loans without a valuation allowance		6,264	5,699
Total impaired loans		$6,264	$5,974

Valuation allowance related to impaired loans	$	―	$140

Allocated valuation allowance as a percent of impaired loans		0.0%	2.3%
Impaired loans to total loans		1.4%	1.3%
Non-performing assets to total loans		1.0%	1.0%
Non-performing assets to total assets		0.5%	0.5%
Allowance for loan losses to impaired loans		103.4%	109.1%
Allowance for loan losses to total non-performing assets		143.1%	149.9%

Real estate mortgages comprise 84.6% of the loan portfolio as of March 31, 2014, as compared to 85.1% as of December 31, 2013. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely fixed rate mortgages. The real estate loans are concentrated primarily in our market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in our market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits decreased $20,550,000 to $669,525,000 as of March 31, 2014 as non-interest bearing deposits increased by $4,494,000 and interest bearing deposits decreased by $25,044,000 from year-end 2013. Total deposits decreased due to the withdrawal of funds by a municipal depositor through normal, seasonal use of funds. In addition, certain national market jumbo certificates of deposit matured and were not renewed. Total short-term and long-term borrowings increased to $119,061,000 as of March 31, 2014, from $108,662,000 at year-end 2013, an increase of $10,399,000, or 9.6%. Total borrowings increased due to fund growth in the loan portfolio and to support a small increase in the investment portfolio.

Other liabilities decreased from $3.4 million as of December 31, 2013 to $495,000 as of March 31, 2014. At December 31, 2013, the Corporation committed to purchase $2.9 million in investment securities, which settled in January of 2014.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first three months of the year, net income less dividends paid increased capital by $863,000. Accumulated other comprehensive income (loss) derived from net unrealized gains (losses) on investment securities available-for-sale also impacts capital. At December 31, 2013, accumulated other comprehensive income (loss) was $(54,000). Accumulated other comprehensive income stood at $2,260,000 at March 31, 2014, an increase of $2,314,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first quarter of 2014 at an overall net gain of $597,000. These fluctuations from net unrealized gains (losses) on investment securities available-for-sale do not affect regulatory capital.

The Corporation held 235,149 shares of common stock at March 31, 2014 and December 31, 2013, as treasury stock. This had an effect of reducing our total stockholders’ equity by $5,823,000 as of March 31, 2014 and December 31, 2013. Beginning in June 2012, the Corporation began issuing common stock for new shares purchased by participants in the Corporation’s Dividend Reinvestment Program (“DRIP”). Prior to that, shares needed to fill purchase orders through the DRIP were acquired on the open market. This change was made to reduce the volatility in stock price, which occurred because of large quarterly purchases and to augment capital formation.

Total stockholders’ equity was $99,804,000 as of March 31, 2014, and $96,351,000 as of December 31, 2013. Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2014, our leverage ratio was 8.99% compared to 8.87% as of December 31, 2013. In addition, Tier I risk based capital and total risk based capital ratio as of March 31, 2014, were 13.98% and 15.22%, respectively. The same ratios as of December 31, 2013 were 13.68% and 14.92%, respectively.

LIQUIDITY

The Corporation’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations.

Sources of liquidity are as follows:

· Growth in the core deposit base;

· Proceeds from sales or maturities of investment securities;

· Payments received on loans and mortgage-backed securities;

· Overnight correspondent bank borrowings on various credit lines; and,

· Borrowing capacity available from the FHLB.

Managing liquidity remains an important segment of asset/liability management. The overall liquidity position of the Corporation is maintained by an active asset/liability management committee. The Corporation believes that its core deposits are stable even in periods of changing interest rates. Liquidity and funds management are governed by policies and are measured on a monthly basis. These measurements indicate that liquidity generally remains stable and exceeds the Corporation’s minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

The table on page 37 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 7.9%, 16.2% and 25.0% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 3.8% and 9.4% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the three months ended March 31, 2014, the cost of interest-bearing liabilities averaged 0.59%, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 3.99%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At March 31, 2014, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 2.0% and 10.0%, respectively. Additionally, net present value is projected to decrease 12.0%, 27.0% and 47.0% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are below the Corporation’s policy limits, with an exception in the 300 basis point immediate increase scenario which exceeds the policy of ‒40.0% by 7.0%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(25.0)%
+200 bp Shock vs. Stable Rate	(16.2)%
+100 bp Shock vs. Stable Rate	(7.9)%
Flat rate	―
-100 bp Shock vs. Stable Rate	(3.8)%
-200 bp Shock vs. Stable Rate	(9.4)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(47.0)%
+200 bp Shock vs. Stable Rate	(27.0)%
+100 bp Shock vs. Stable Rate	(12.0)%
Flat rate	―
-100 bp Shock vs. Stable Rate	(2.0)%
-200 bp Shock vs. Stable Rate	(10.0)%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2014.

b)	Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Although the Corporation is subject to various claims and legal actions that occur from time to time in the ordinary course of business, the Corporation is not party to any pending legal proceedings that management believes could have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1 — Jan. 31, 2014	―	―	―	120,000
Feb. 1 — Feb. 28, 2014	―	―	―	120,000
March 1 — March 31, 2014	―	―	―	120,000
Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

FIRST KEYSTONE CORPORATION
Registrant

May 9, 2014	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2014	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*Filed herewith.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation’s principal executive offices.

