Form 10-Q
period 2014-06-30
FIRST KEYSTONE CORP
filed 2014-08-08
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Common Stock, $2 Par Value, 5,543,486 shares as of August 1, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2014	2013
ASSETS
Cash and due from banks	$9,746	$8,257
Interest-bearing deposits in other banks	1,000	22,366
Total cash and cash equivalents	10,746	30,623
Investment securities available-for-sale	348,877	353,698
Investment securities held-to-maturity (fair value 2014 - $1,072; 2013 - $1,083)	1,064	1,072
Restricted investment in bank stocks	6,661	4,761
Loans	463,174	446,518
Allowance for loan losses	(6,477)	(6,519)
Net loans	456,697	439,999
Premises and equipment, net	21,301	21,516
Accrued interest receivable	3,321	3,616
Cash surrender value of bank owned life insurance	20,905	20,556
Investments in low-income housing partnerships	1,210	1,289
Goodwill	19,133	19,133
Core deposit intangible, net	258	395
Foreclosed assets held for resale	237	480
Deferred income taxes	86	2,080
Other assets	2,267	2,296
TOTAL ASSETS	$892,763	$901,514

LIABILITIES
Deposits:
Non-interest bearing	$94,757	$85,156
Interest bearing	547,819	604,919
Total deposits	642,576	690,075
Short-term borrowings	88,434	68,233
Long-term borrowings	55,380	40,429
Accrued interest payable	406	392
Other liabilities	2,940	6,034
TOTAL LIABILITIES	789,736	805,163

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2014 and 2013; issued 0 in 2014 and 2013	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2014 and 2013; issued 5,778,635 in 2014 and 5,756,474 in 2013; outstanding 5,543,486 in 2014 and 5,521,325 in 2013	11,557	11,513
Surplus	32,141	31,626
Retained earnings	61,269	59,089
Accumulated other comprehensive income (loss)	3,883	(54)
Treasury stock, at cost, 235,149 in 2014 and 2013	(5,823)	(5,823)

TOTAL STOCKHOLDERS’ EQUITY	103,027	96,351
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$892,763	$901,514

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$5,065	$5,130	$10,026	$10,306
Interest and dividend income on investment securities:
Taxable	2,005	1,644	4,008	3,274
Tax-exempt	607	1,028	1,240	2,049
Dividends	16	16	32	29
Dividend income on restricted investment in bank stocks	83	4	102	8
Interest on interest bearing deposits in other banks	―	2	1	2
Total interest income	7,776	7,824	15,409	15,668

INTEREST EXPENSE
Interest on deposits	743	900	1,557	1,796
Interest on short-term borrowings	53	25	88	49
Interest on long-term borrowings	312	304	588	630
Total interest expense	1,108	1,229	2,233	2,475

Net interest income	6,668	6,595	13,176	13,193
Provision for loan losses	200	200	333	600
Net interest income after provision for loan losses	6,468	6,395	12,843	12,593

NON-INTEREST INCOME
Trust department	269	200	495	412
Service charges and fees	394	395	711	677
Bank owned life insurance income	167	174	349	347
ATM fees and debit card income	289	254	549	486
Gains on sales of mortgage loans	56	230	80	440
Net investment securities gains	1,203	2,412	1,800	2,680
Other	140	100	249	175
Total non-interest income	2,518	3,765	4,233	5,217

NON-INTEREST EXPENSE
Salaries and employee benefits	2,825	2,708	5,642	5,428
Occupancy, net	439	424	895	777
Furniture and equipment	153	231	307	360
Computer expense	280	262	543	502
Professional services	134	125	297	241
Pennsylvania shares tax	158	204	317	408
FDIC insurance	119	102	237	209
ATM and debit card fees	175	124	291	255
Data processing fees	158	―	196	―
Foreclosed assets held for resale expense (income)	19	1	122	(26)
Advertising	183	90	308	171
FHLB prepayment penalties	―	345	―	345
Other	796	707	1,536	1,334
Total non-interest expense	5,439	5,323	10,691	10,004

Income before income tax expense	3,547	4,837	6,385	7,806
Income tax expense	791	965	1,331	1,408
NET INCOME	$2,756	$3,872	$5,054	$6,398
PER SHARE DATA
Net income per share:
Basic	$0.50	$0.70	$0.91	$1.17
Diluted	0.50	0.70	0.91	1.17
Dividends per share	0.26	0.26	0.52	0.52

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	June 30,
	2014	2013

Net Income	$2,756	$3,872

Other comprehensive income (loss):
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $1,244 and $(3,490), respectively	2,417	(6,786)
Less reclassification adjustment for net gains included in net income, net of income taxes of $(409) and $(820), respectively (a) (b)	(794)	(1,592)
Total other comprehensive income (loss)	1,623	(8,378)
Total Comprehensive Income (Loss)	$4,379	$(4,506)

(a) Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

(Dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013

Net Income	$5,054	$6,398

Other comprehensive income (loss):
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $2,638 and $(3,790), respectively	5,125	(7,405)
Less reclassification adjustment for net gains included in net income, net of income taxes of $(612) and $(911), respectively (a) (b)	(1,188)	(1,769)
Total other comprehensive income (loss)	3,937	(9,174)
Total Comprehensive Income (Loss)	$8,991	$(2,776)

(a) Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

 (Dollars in thousands, except per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2014	5,756,474	$11,513	$31,626	$59,089	$(54)	$(5,823)	$96,351

Net Income				5,054			5,054
Other comprehensive income, net of taxes					3,937		3,937
Issuance of common stock under dividend reinvestment plan	22,161	44	515				559
Dividends - $0.52 per share				(2,874)			(2,874)
Balance at June 30, 2014	5,778,635	$11,557	$32,141	$61,269	$3,883	$(5,823)	$103,027

Balance at January 1, 2013	5,717,400	$11,435	$30,725	$54,532	$12,528	$(5,890)	$103,330

Net Income				6,398			6,398
Other comprehensive loss, net of taxes					(9,174)		(9,174)
Issuance of common stock under dividend reinvestment and stock purchase plans	19,684	39	460			17	516
Dividends - $0.52 per share				(2,853)			(2,853)
Balance at June 30, 2013	5,737,084	$11,474	$31,185	$58,077	$3,354	$(5,873)	$98,217

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

(Dollars in thousands)

	2014	2013
OPERATING ACTIVITIES
Net income	$5,054	$6,398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	333	600
Depreciation and amortization	804	731
Net premium amortization on investment securities	843	802
Deferred income tax benefit	(32)	(177)
Gains on sales of mortgage loans	(80)	(440)
Proceeds from sales of mortgage loans originated for resale	3,298	18,860
Originations of mortgage loans originated for resale	(4,173)	(18,932)
Gains on sales of investment securities	(1,800)	(2,680)
Losses (gains) on sales of foreclosed real estate held for resale, including write-downs	47	(70)
Decrease in accrued interest receivable	295	40
Earnings on investment in bank owned life insurance	(349)	(347)
Losses on disposals of premises and equipment	―	133
Decrease in other assets	49	141
Decrease in prepaid FDIC insurance	―	1,002
Increase (decrease) in accrued interest payable	14	(113)
(Decrease) increase in other liabilities	(3,110)	75
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,193	6,023

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	120,202	27,811
Proceeds from maturities and redemptions of investment securities available-for-sale	19,243	25,762
Purchases of investment securities available-for-sale	(127,704)	(89,847)
Proceeds from maturities and redemptions of investment securities held-to-maturity	8	7
Net change in restricted investment in bank stocks	(1,900)	(680)
Net increase in loans	(16,295)	(3,995)
Purchases of premises and equipment	(400)	(1,800)
Proceeds from sales of foreclosed assets held for resale	458	443
NET CASH USED IN INVESTING ACTIVITIES	(6,388)	(42,299)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(47,499)	27,799
Net increase in short-term borrowings	20,201	4,855
Proceeds from long-term borrowings	20,000	5,000
Repayment of long-term borrowings	(5,049)	(7,045)
Common stock issued	539	492
Dividends paid	(2,874)	(2,853)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,682)	28,248

DECREASE IN CASH AND CASH EQUIVALENTS	(19,877)	(8,028)
CASH AND CASH EQUIVALENTS, BEGINNING	30,623	20,920
CASH AND CASH EQUIVALENTS, ENDING	$10,746	$12,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,219	$2,588
Income taxes paid	1,119	453
Loans transferred to foreclosed assets held for resale	262	420

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

For comparative purposes, the June 30, 2013 and December 31, 2013 balances have been reclassified to conform to the 2014 presentation. Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the three and six months ended June 30, 2014 that were not already adopted by the Corporation in previous periods.

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

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The ASU clarifies that a creditor is considered to have physical possession of residential real estate that is collateral for a residential mortgage loan when it obtains legal title to the collateral or a deed in lieu of foreclosure or similar legal agreement is completed. Consequently, the creditor should reclassify the loan to other real estate owned at that time. The new guidance is intended to resolve the diversity in current practice as to when a creditor should reclassify a loan to other real estate on the balance sheet. This ASU is effective for annual periods beginning after December 15, 2014, and interim periods within those annual periods after December 15, 2015. The Corporation is currently evaluating the impact of this ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860). The ASU provides guidance on accounting for repurchase-to-maturity transactions and certain linked repurchase financings. This guidance will result in accounting for both types of arrangements as secured borrowings on the balance sheet. Additionally, the ASU introduces new disclosures to (i) increase transparency about the types of collateral pledged in secured borrowing transactions and (ii) enable users to better understand transactions in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. This ASU is effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Corporation is currently evaluating the impact of this ASU on its consolidated financial statements.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at June 30, 2014 and December 31, 2013:

	Available-for-Sale Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2014:
U.S. Treasury securities	$1,043	$1	$ ―	$1,044
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	155,748	1,624	(456)	156,916
Other	27,960	226	(17)	28,169
Obligations of state and political subdivisions	120,078	4,920	(881)	124,117
Corporate debt securities	36,533	207	(629)	36,111
Marketable equity securities	1,533	1,007	(20)	2,520
Total	$342,895	$7,985	$(2,003)	$348,877

	Held-to-Maturity Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2014:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$64	$3	$ ―	$67
Other	1,000	5	―	1,005
Total	$1,064	$8	$ ―	$1,072

	Available-for-Sale Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2013:
U.S. Treasury securities	$ ―	$ ―	$ ―	$ ―
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	122,661	598	(2,035)	121,224
Other	32,107	238	(60)	32,285
Obligations of state and political subdivisions	147,112	4,136	(2,859)	148,389
Corporate debt securities	50,266	416	(1,417)	49,265
Marketable equity securities	1,533	1,004	(2)	2,535
Total	$353,679	$6,392	$(6,373)	$353,698

	Held-to-Maturity Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2013:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$72	$3	$ ―	$75
Other	1,000	8	―	1,008
Total	$1,072	$11	$ ―	$1,083

Securities Available-for-Sale with an aggregate fair value of $218,541,000 at June 30, 2014 and $242,839,000 at December 31, 2013, and securities Held-to-Maturity with an aggregate book value of $1,064,000 at June 30, 2014 and $1,072,000 at December 31, 2013, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $142,952,000 at June 30, 2014 and $178,814,000 at December 31, 2013.

The amortized cost, estimated fair value and weighted average yield of debt and equity securities, by contractual maturity, are shown below at June 30, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)

	June 30, 2014
	Available-For-Sale					Held-To-Maturity
		U.S. Government	Obligations			U.S. Government
		Corporations &	of State	Marketable	Corporate	Corporations &
	U.S. Treasury	Agencies	& Political	Equity	Debt	Agencies
	Securities	Obligations[1]	Subdivisions[2]	Securities[3]	Securities	Obligations[1]
Within 1 Year:
Amortized cost	$ ―	$4,504	$ ―	$ ―	$3,540	$ ―
Fair value	―	4,512	―	―	3,605	―
Weighted average yield	―	0.96%	―	―	3.03%	―

1 - 5 Years:
Amortized cost	1,043	2,551	11,067	―	2,595	1,064
Fair value	1,044	2,572	11,562	―	2,665	1,072
Weighted average yield	0.96%	0.92%	4.01%	―	1.98%	0.84%

5 - 10 Years:
Amortized cost	―	5,380	42,636	―	30,398	―
Fair value	―	5,492	42,932	―	29,841	―
Weighted average yield	―	2.37%	3.58%	―	2.94%	―

After 10 Years:
Amortized cost	―	171,273	66,375	1,533	―	―
Fair value	―	172,509	69,623	2,520	―	―
Weighted average yield	―	2.45%	6.04%	4.29%	―	―

Total:
Amortized cost	$1,043	$183,708	$120,078	$1,533	$36,533	$1,064
Fair value	1,044	185,085	124,117	2,520	36,111	1,072
Weighted average yield	0.96%	2.39%	4.98%	4.29%	2.88%	0.84%

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

3Marketable equity securities are not considered to have defined maturities and are included in the after ten year category.

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated stockholders’ equity at June 30, 2014. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt and equity securities for the three months ended June 30, 2014 and 2013 were $40,037,000 and $23,606,000, respectively. Gross gains realized on these sales were $1,514,000 and $2,536,000, respectively. Gross losses on these sales were $311,000 and $124,000, respectively. There were no other-than-temporary impairment losses during the three months ended 2014 or 2013.

Proceeds from sales of investments in Available-for-Sale debt and equity securities for the six months ended June 30, 2014 and 2013 were $120,202,000 and $27,811,000, respectively. Gross gains realized on these sales were $2,322,000 and $2,826,000, respectively. Gross losses on these sales were $522,000 and $146,000, respectively. There were no other-than-temporary impairment losses during the six months ended 2014 or 2013.

There were no proceeds from sales of investments in Held-to-Maturity debt and equity securities during the three or six month periods ended June 30, 2014 or 2013. Therefore, there were no gains or losses realized during these periods.

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

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at June 30, 2014 and December 31, 2013.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of June 30, 2014 and December 31, 2013:

June 30, 2014

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	$5,661	$(20)	$22,848	$(436)	$28,509	$(456)
Other	5,932	(17)	―	―	5,932	(17)
Obligations of state and political subdivisions	3,530	(44)	22,590	(837)	26,120	(881)
Corporate debt securities	12,984	(266)	13,292	(363)	26,276	(629)
Marketable equity securities	30	(20)	―	―	30	(20)
	$28,137	$(367)	$58,730	$(1,636)	$86,867	$(2,003)

December 31, 2013

	Less Than 12 Months		12 Months or More				Total
	Fair	Unrealized	Fair		Unrealized		Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value		Loss		Value	Loss
Available-for-Sale:
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	$98,760	$(2,035)	$	―	$	―	$98,760	$(2,035)
Other	4,956	(60)		―		―	4,956	(60)
Obligations of state and political subdivisions	48,853	(2,859)		―		―	48,853	(2,859)
Corporate debt securities	26,099	(1,417)		―		―	26,099	(1,417)
Marketable equity securities	21	(2)		―		―	21	(2)
	$178,689	$(6,373)	$	―	$	―	$178,689	$(6,373)

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage-backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 53 debt securities in an unrealized loss position as of June 30, 2014 represents an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Charge-Offs — Commercial Real Estate and Commercial and Industrial loans are charged off in whole or in part when they become sufficiently delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or part of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Bank estimates the impairment based on its analysis of the cash flows and/or collateral estimated at fair value less cost to sell.

Residential Real Estate and Consumer loans are charged off when they become non-performing assets, or when the value of the underlying collateral is not sufficient to support the loan balance and a loss is expected. At that time, the amount of estimated collateral deficiency, if any, is charged off for loans secured by collateral, and all other loans are charged off in full. Loans in which the borrower is in bankruptcy are considered on a case by case basis and are either charged off by the Bank or reaffirmed by the borrower. Loans with collateral are charged down to the estimated fair value of the collateral less cost to sell.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are individually classified as impaired. Select loans are not aggregated for collective impairment evaluation, as such; all loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loans may be reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding eight quarters. In calculating the historical component of our allowance, loans are aggregated into one of four portfolio segments: Commercial and Industrial, Commercial Real Estate, Residential Real Estate and Consumer. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the concentration of special mention, substandard and doubtful loans as a percentage of total loans, levels of loan concentration within the portfolio segment or division of a portfolio segment, broad economic conditions, delinquency trends, volume trends and terms, and policy and management changes.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The Bank utilizes a risk grading matrix as a tool for managing credit risk in the loan portfolio and assigns an asset quality rating (risk grade) to all retail Residential Real Estate and retail Consumer, Commercial and Industrial, and Commercial Real Estate borrowings. An asset quality rating is assigned using the guidance provided in the Bank’s loan policy. Primary responsibility for assigning the asset quality rating rests with the lender. The asset quality rating is validated periodically by both an internal and external loan review process.

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

The retail loan grading system for Residential Real Estate and Consumer loans focuses on the borrower’s credit score and credit history, debt-to-income ratio and income sources, collateral position and loan-to-value ratio, as well as other variables such as current economic conditions, and individual strengths and weaknesses.

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

The credit quality indicators by loan segment are summarized below at June 30, 2014 and December 31, 2013:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
Grade:
1-6 Pass	$59,796	$60,614	$227,233	$219,925
7 Special Mention	178	65	6,327	1,717
8 Substandard	132	21	4,343	3,782
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	—	―	―	―
Net deferred loan fees and costs	155	122	(2)	(19)
Total loans	$60,261	$60,822	$237,901	$225,405

	Residential Real Estate
	Including Home Equity		Consumer Loans
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
Grade:
1-6 Pass	$157,758	$153,292	$5,422	$5,612
7 Special Mention	294	180	2	2
8 Substandard	1,234	931	7	―
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	―	―	(67)	(87)
Net deferred loan fees and costs	273	272	89	89
Total loans	$159,559	$154,675	$5,453	$5,616

	Total Loans
	June 30,	December 31,
	2014	2013
Grade:
1-6 Pass	$450,209	$439,443
7 Special Mention	6,801	1,964
8 Substandard	5,716	4,734
9 Doubtful	―	―
Add (deduct): Unearned discount and	(67)	(87)
Net deferred loan fees and costs	515	464
Total loans	$463,174	$446,518

Commercial and Industrial and Commercial Real Estate include loans categorized as tax free loans in the amounts of $31,690,000 and $3,856,000 at June 30, 2014 and $27,299,000 and $3,945,000 at December 31, 2013, respectively. Loans held for sale amounted to $954,000 at June 30, 2014 and $0 at December 31, 2013.

The activity in the allowance for loan losses, by loan segment, is summarized below for the periods indicated.

As of and for the three month period ended June 30, 2014:

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
Allowance for Loan Losses:
Beginning balance	$825	$3,298	$1,567		$52		$735	$6,477
Charge-offs	―	(96)	(144)		(7)		―	(247)
Recoveries	19	25	2		1		―	47
Provision	(101)	223	194		5		(121)	200
Ending Balance	$743	$3,450	$1,619		$51		$614	$6,477
Ending balance: individually evaluated for impairment	$ ―	$26	$18	$	―	$	―	$44
Ending balance: collectively evaluated for impairment	$743	$3,424	$1,601		$51		$614	$6,433

As of and for the six month period ended June 30, 2014:

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
Allowance for Loan Losses:
Beginning balance	$776	$3,320	$1,565		$53		$805	$6,519
Charge-offs	(7)	(237)	(174)		(15)		―	(433)
Recoveries	21	25	11		1		―	58
Provision	(47)	342	217		12		(191)	333
Ending Balance	$743	$3,450	$1,619		$51		$614	$6,477
Ending balance: individually evaluated for impairment	$ ―	$26	$18	$	―	$	―	$44
Ending balance: collectively evaluated for impairment	$743	$3,424	$1,601		$51		$614	$6,433

Financing Receivables:
Ending Balance	$60,261	$237,901	$159,559		$5,453	$	―	$463,174
Ending balance: individually evaluated for impairment	$441	$5,233	$1,217		$7	$	―	$6,898
Ending balance: collectively evaluated for impairment	$59,820	$232,668	$158,342		$5,446	$	―	$456,276

As of and for the three month period ended June 30, 2013:

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
Allowance for Loan Losses:
Beginning balance	$684	$2,803	$1,531		$74		$810	$5,902
Charge-offs	―	(30)	(139)		(17)		―	(186)
Recoveries	8	―	4		2		―	14
Provision	8	62	51		17		62	200
Ending Balance	$700	$2,835	$1,447		$76		$872	$5,930
Ending balance: individually evaluated for impairment	$ ―	$221	$15	$	―	$	―	$236
Ending balance: collectively evaluated for impairment	$700	$2,614	$1,432		$76		$872	$5,694

As of and for the six month period ended June 30, 2013:

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
Allowance for Loan Losses:
Beginning balance	$573	$2,837	$1,524		$80		$758	$5,772
Charge-offs	―	(175)	(271)		(22)		―	(468)
Recoveries	19	―	4		3		―	26
Provision	108	173	190		15		114	600
Ending Balance	$700	$2,835	$1,447		$76		$872	$5,930
Ending balance: individually evaluated for impairment	$ ―	$221	$15	$	―	$	―	$236
Ending balance: collectively evaluated for impairment	$700	$2,614	$1,432		$76		$872	$5,694

Financing Receivables:
Ending Balance	$59,981	$223,086	$147,498		$6,019	$	―	$436,584
Ending balance: individually evaluated for impairment	$29	$4,714	$870	$	―	$	―	$5,613
Ending balance: collectively evaluated for impairment	$59,952	$218,372	$146,628		$6,019	$	―	$430,971

As of December 31, 2013:

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
Allowance for Loan Losses:
Ending Balance	$776	$3,320	$1,565		$53		$805	$6,519
Ending balance: individually evaluated for impairment	$ ―	$125	$15	$	―	$	―	$140
Ending balance: collectively evaluated for impairment	$776	$3,195	$1,550		$53		$805	$6,379

Financing Receivables:
Ending Balance	$60,822	$225,405	$154,675		$5,616	$	―	$446,518
Ending balance: individually evaluated for impairment	$21	$5,022	$931	$	―	$	―	$5,974
Ending balance: collectively evaluated for impairment	$60,801	$220,383	$153,744		$5,616	$	―	$440,544

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding balance of TDRs as of June 30, 2014 and December 31, 2013 was $4,301,000 and $3,961,000, respectively. The increase in TDRs was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio. As of June 30, 2014 and December 31, 2013, there were no unfunded commitments on any TDRs.

During the three months ended June 30, 2014, four loans with a combined post modification balance of $476,000 were classified as TDRs, as compared to the same period in 2013, when one loan with a post modification balance of $25,000 was classified as a TDR. The loan modifications for the three months ended June 30, 2014 consisted of one interest rate modification, two term modifications, and one payment modification. The loan modification for the three months ended June 30, 2013 was a term modification.

During the six months ended June 30, 2014, nine loans with a combined post modification balance of $922,000 were classified as TDRs, as compared to the same period in 2013, when nine loans with a combined post modification balance of $3,638,000 were classified as TDRs. The loan modifications for the six months ended June 30, 2014 consisted of one interest rate modification, three term modifications, and five payment modifications. The loan modifications for the six months ended June 30, 2013 consisted of two interest rate modifications, one term modification, and six payment modifications.

The following table presents the unpaid balance of TDRs at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Non-accrual TDRs	$1,413	$1,538
Accruing TDRs	2,888	2,423
Total	$4,301	$3,961

At June 30, 2014, seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $970,000 were not in compliance with the terms of their restructure, compared to June 30, 2013 when three Commercial Real Estate loans classified as TDRs with a combined recorded investment of $304,000 were not in compliance with the terms of their restructure.

The following table presents information regarding the loan modifications categorized as TDRs during the three and six months ended June 30, 2014 and June 30, 2013:

(Dollars in thousands, except number of contracts)

	Three Months Ended June 30, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$309	$309	$309
Commercial Real Estate	3	167	167	166
Consumer	―	―	―	―
Total	4	$476	$476	$475

(Dollars in thousands, except number of contracts)

Three Months Ended June 30, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	―	$ ―	$ ―	$ ―
Commercial Real Estate	1	25	25	25
Consumer	―	―	―	―
Total	1	$25	$25	$25

(Dollars in thousands, except number of contracts)

	Six Months Ended June 30, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	2	$327	$327	$327
Commercial Real Estate	6	588	588	197
Consumer	1	7	7	7
Total	9	$922	$922	$531

(Dollars in thousands, except number of contracts)

Six Months Ended June 30, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	―	$ ―	$ ―	$ ―
Commercial Real Estate	9	3,638	3,638	3,397
Consumer	―	―	―	―
Total	9	$3,638	$3,638	$3,397

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three and six months ended June 30, 2014 and June 30, 2013 with the total number of each type of modification performed.

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	―	1	1	―	―	2	2
Commercial Real Estate	1	2	―	3	1	3	2	6
Consumer	―	―	―	―	―	―	1	1
Total	1	2	1	4	1	3	5	9

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	―	―	―	―	―	―	―
Commercial Real Estate	―	1	―	1	2	1	6	9
Consumer	―	―	―	―	―	―	―	―
Total	―	1	―	1	2	1	6	9

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended June 30, 2014 and December 31, 2013.

(Dollars in thousands)	June 30, 2014				December 31, 2013
		Unpaid				Unpaid
	Recorded	Principal	Related		Recorded	Principal	Related
	Investment	Balance	Allowance		Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$441	$587	$	―	$21	$167	$	―
Commercial Real Estate	5,177	5,799		―	4,810	5,503		―
Residential Real Estate	1,140	1,305		―	868	1,176		―
Consumer	7	7		―	―	―		―

With an allowance recorded:
Commercial and Industrial	―	―		―	―	―		―
Commercial Real Estate	56	71		26	212	212		125
Residential Real Estate	77	77		18	63	63		15
Consumer	―	―		―	―	―		―
Total	$6,898	$7,846		$44	$5,974	$7,121		$140

Total consists of:
Commercial and Industrial	$441	$587	$	―	$21	$167	$	―
Commercial Real Estate	$5,233	$5,870		$26	$5,022	$5,715		$125
Residential Real Estate	$1,217	$1,382		$18	$931	$1,239		$15
Consumer	$7	$7	$	―	$ ―	$ ―	$	―

At June 30, 2014 and December 31, 2013, $4,301,000 and $3,961,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the three and six month periods ended June 30, 2014 and 2013.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$239	$15	$176	$	―
Commercial Real Estate	5,205	55	4,763		37
Residential Real Estate	1,027	―	1,213		―
Consumer	7	―	―		―

With an allowance recorded:
Commercial Real Estate	41	―	530		3
Residential Real Estate	77	―	63		―
Total	$6,596	$70	$6,745		$40

Total consists of:
Commercial and Industrial	$239	$15	$176	$	―
Commercial Real Estate	$5,246	$55	$5,293		$40
Residential Real Estate	$1,104	$ ―	$1,276	$	―
Consumer	$7	$ ―	$ ―	$	―

(Dollars in thousands)	For the Six Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$166	$15	$177	$	―
Commercial Real Estate	5,122	77	4,783		55
Residential Real Estate	969	―	1,217		―
Consumer	5	―	―		―

With an allowance recorded:
Commercial Real Estate	40	―	532		3
Residential Real Estate	77	―	66		―
Total	$6,379	$92	$6,775		$58

Total consists of:
Commercial and Industrial	$166	$15	$177	$	―
Commercial Real Estate	$5,162	$77	$5,315		$58
Residential Real Estate	$1,046	$ ―	$1,283	$	―
Consumer	$5	$ ―	$ ―	$	―

Financing receivables on non-accrual status, loans past-due 90 days or more and still accruing, and foreclosed assets held for resale as of June 30, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)

	June 30,	December 31,
	2014	2013
Commercial and Industrial	$114	$21
Commercial real estate	2,679	2,599
Residential real estate	1,217	931
Total non-accrual loans	4,010	3,551
Foreclosed assets held for resale	237	480
Loans past-due 90 days or more and still accruing	63	318
Total non-performing assets	$4,310	$4,349

The following tables present the classes of the loan portfolio summarized by the past-due status at June 30, 2014 and December 31, 2013:

(Dollars in thousands)

							90 Days
							Or Greater
			90 Days			Total	Past Due
	30-59 Days	60-89 Days	or Greater	Total		Financing	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
June 30, 2014:
Commercial and Industrial	$70	$5	$14	$89	$60,172	$60,261	$ ―
Commercial Real Estate	1,903	564	2,684	5,151	232,750	237,901	63
Residential Real Estate	1,992	204	1,178	3,374	156,185	159,559	―
Consumer	22	8	―	30	5,423	5,453	―
Total	$3,987	$781	$3,876	$8,644	$454,530	$463,174	$63

(Dollars in thousands)

							90 Days
							Or Greater
			90 Days			Total	Past Due
	30-59 Days	60-89 Days	or Greater	Total		Financing	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
December 31, 2013:
Commercial and Industrial	$7	$7	$40	$54	$60,768	$60,822	$19
Commercial Real Estate	875	653	1,367	2,895	222,510	225,405	180
Residential Real Estate	1,751	248	926	2,925	151,750	154,675	119
Consumer	30	12	―	42	5,574	5,616	―
Total	$2,663	$920	$2,333	$5,916	$440,602	$446,518	$318

At June 30, 2014 and December 31, 2013, there were no commitments to lend additional funds with respect to impaired loans.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
June 30, 2014
Repurchase agreements (a)	$14,937	$ ―	$14,937	$(14,937)	$ ―	$	―

December 31, 2013
Repurchase agreements (a)	$16,261	$ ―	$16,261	$(16,261)	$ ―	$	―

(a) As of June 30, 2014 and December 31, 2013, the fair value of securities pledged in connection with repurchase agreements was $25,272,000 and $26,575,000, respectively.

Long-term borrowings are comprised of advances from FHLB and a capital lease assumed as a result of the acquisition of Pocono Community Bank. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The principal assets are real estate mortgages and certain investment securities.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at June 30, 2014 and December 31, 2013, were as follows:

(Dollars in thousands)

	June 30, 2014	December 31, 2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$80,739	$73,700
Financial standby letters of credit	$661	$418
Performance standby letters of credit	$4,774	$4,449

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

The Corporation grants commercial, agricultural, real estate mortgage and consumer loans to customers primarily in the counties of Columbia, Luzerne, Montour and Monroe, Pennsylvania. The concentrations of credit by type of loan are set forth in Note 4 – Loans and Allowance for Loan Losses. It is management’s opinion that the loan portfolio was well balanced and diversified at June 30, 2014, to the extent necessary to avoid any significant concentration of credit risk. However, it is the debtor’s ability to honor their contracts, which may be influenced by the region’s economy.

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

Level 3 Inputs:     Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth as follows.

Financial Assets Measured at Fair Value on a Recurring Basis

At June 30, 2014 and December 31, 2013, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

June 30, 2014
	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$1,044	$	―	$1,044
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed		―	156,916		―	156,916
Other		―	28,169		―	28,169
Obligations of state and political subdivisions		―	124,117		―	124,117
Corporate debt securities		―	36,111		―	36,111
Marketable equity securities		2,520	―		―	2,520
Total		$2,520	$346,357	$	―	$348,877

(Dollars in thousands)

December 31, 2013
	Level 1		Level 2		Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$	―	$	―	$	―
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed		―		121,224		―		121,224
Other		―		32,285		―		32,285
Obligations of state and political subdivisions		―		148,389		―		148,389
Corporate debt securities		―		49,265		―		49,265
Marketable equity securities		2,535		―		―		2,535
Total		$2,535		$351,163	$	―		$353,698

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for investments. There were no transfers between Level 1 and Level 2 during 2014 or 2013.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2014 and December 31, 2013, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at June 30, 2014
Impaired loans:
Commercial and Industrial	$	―	$	―	$14	$14
Commercial Real Estate		―		―	1,843	1,843
Residential Real Estate		―		―	432	432
Total impaired loans	$	―	$	―	$2,289	$2,289

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at December 31, 2013
Impaired loans:
Commercial and Industrial	$	―	$	―	$21	$21
Commercial Real Estate		―		―	656	656
Residential Real Estate		―		―	621	621
Total impaired loans	$	―	$	―	$1,298	$1,298

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2014 and December 31, 2013, foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at June 30, 2014
Other foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$20	$20
Total foreclosed assets held for resale	$	―	$	―	$20	$20

(Dollars in thousands)

		Level 1		Level 2		Level 3		Total
Assets at December 31, 2013
Other foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$	―	$	―
Total foreclosed assets held for resale	$	―	$	―	$	―	$	―

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value						Weighted
	Estimate	Valuation Technique		Unobservable Input		Range	Average
Assets at June 30, 2014
Impaired loans	$2,289	Appraisal of collateral	[1,3]	Appraisal adjustments	[2]	(0%) – (62%)	(38%)
Foreclosed assets
held for resale	20	Appraisal of collateral	[1,3]	Appraisal adjustments	[2]	(67%) – (67%)	(67%)

(Dollars in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value						Weighted
	Estimate	Valuation Technique		Unobservable Input		Range	Average
Assets at December 31, 2013
Impaired loans	$1,298	Appraisal of collateral	[1,3]	Appraisal adjustments	[2]	(10%) – (35%)	(23%)
Foreclosed assets
held for resale	―	Appraisal of collateral	[1,3]	Appraisal adjustments	[2]	(0%) – (0%)	(0%)

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)

	Carrying	Fair Value Measurements at June 30, 2014
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$9,476	$9,746	$	―	$	―	$9,746
Interest-bearing deposits in other banks	1,000	―		1,000		―	1,000
Investment securities available-for-sale	348,877	2,520		346,357		―	348,877
Investment securities held-to-maturity	1,064	―		1,072		―	1,072
Restricted investment in bank stocks	6,661	―		6,661		―	6,661
Net loans	456,697	―		―		462,577	462,577
Mortgage servicing rights	487	―		―		487	487
Accrued interest receivable	3,321	―		3,321		―	3,321

FINANCIAL LIABILITIES:
Deposits	642,576	―		642,897		―	642,897
Short-term borrowings	88,434	―		88,434		―	88,434
Long-term borrowings	55,380	―		56,715		―	56,715
Accrued interest payable	406	―		406		―	406

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

(Dollars in thousands)

	Carrying	Fair Value Measurements at December 31, 2013
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$8,257	$8,257	$	―	$	―	$8,257
Interest-bearing deposits in other banks	22,366	―		22,366		―	22,366
Investment securities available-for-sale	353,698	2,535		351,163		―	353,698
Investment securities held-to-maturity	1,072	―		1,083		―	1,083
Restricted investment in bank stocks	4,761	―		4,761		―	4,761
Net loans	439,999	―		―		443,844	443,844
Mortgage servicing rights	521	―		―		521	521
Accrued interest receivable	3,616	―		3,616		―	3,616

FINANCIAL LIABILITIES:
Deposits	690,075	―		690,771		―	690,771
Short-term borrowings	68,233	―		68,233		―	68,233
Long-term borrowings	40,429	―		41,288		―	41,288
Accrued interest payable	392	―		392		―	392

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

The preceding information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2014 and December 31, 2013:

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

Fair value for impaired loans is based on management’s estimate of future cash flows discounted using a rate commensurate with the risk associated with the estimated future cash flows or based on the value of the collateral if repayment is expected solely from collateral. The assumptions used by management are judgmentally determined using information regarding each specific borrower.

Mortgage Servicing Rights

The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date.

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at June 30, 2014 and December 31, 2013.

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

(In thousands, except earnings per share)

	Three Months Ended
	June 30,
	2014	2013
Net income	$2,756	$3,872
Weighted-average common shares outstanding	5,532	5,490
Basic earnings per share	$0.50	$0.70

Weighted-average common shares outstanding	5,532	5,490
Common stock equivalents due to effect of stock options	5	12
Total weighted-average common shares and equivalents	5,537	5,502
Diluted earnings per share	$0.50	$0.70

(In thousands, except earnings per share)

	Six Months Ended
	June 30,
	2014	2013
Net income	$5,054	$6,398
Weighted-average common shares outstanding	5,527	5,455
Basic earnings per share	$0.91	$1.17

Weighted-average common shares outstanding	5,527	5,455
Common stock equivalents due to effect of stock options	5	12
Total weighted-average common shares and equivalents	5,532	5,467
Diluted earnings per share	$0.91	$1.17

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2014 compared to quarter ended June 30, 2013

First Keystone Corporation realized earnings for the three months ended June 30, 2014 of $2,756,000, a decrease of $1,116,000, or 28.8% from the three months ended June 30, 2013. The decrease in net income for the three months ended June 30, 2014 was primarily due to a decrease in non-interest income. While net interest income was higher, the provision for loan losses remained the same, non-interest income decreased significantly, and non-interest expense increased slightly as compared to the same period one year ago.

On a per share basis, for the three months ended June 30, 2014, net income was $0.50 versus $0.70 in the three months ended June 30, 2013. Cash dividends amounted to $0.26 per share for the three months ended June 30, 2014 and 2013.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the three months ended June 30, 2014, interest income amounted to $7,776,000, a decrease of $48,000 or 0.6% from the three months ended June 30, 2013, while interest expense amounted to $1,108,000 for the three months ended June 30, 2014, a decrease of $121,000, or 9.8% from the three months ended June 30, 2013. As a result, net interest income increased $73,000 or 1.1% for the three months ended June 30, 2014 to $6,668,000 from $6,595,000 for the same period in 2013.

The Corporation’s net interest margin for the three months ended June 30, 2014 was 3.48% compared to 3.84% for the same period in 2013. The decrease in net interest margin was a result of the unprecedented continuing low interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended June 30, 2014 and June 30, 2013 was $200,000. After the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors, the provision for loan losses remained consistent with the same period in the prior year. Net charge-offs for the three months ended June 30, 2014 and 2013 were $200,000 and $172,000, respectively. See Allowance for Loan Losses on page 36 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $2,518,000 for the three months ended June 30, 2014, as compared to $3,765,000 for the same period in 2013, a decrease of $1,247,000, or 33.1%. Gains on sales of mortgage loans decreased $174,000 over the three months ended June 30, 2013 to $56,000. Mortgage originations fell as rates continued to rise slightly and fewer customers qualified for secondary market loans during the three months ended June 30, 2014. Net gains on sales of investment securities decreased $1,209,000 to $1,203,000 as compared to the three months ended June 30, 2013. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

Excluding net investment securities gains, non-interest income was $1,315,000 for the three months ended June 30, 2014, a decrease of $38,000, or 2.8% from the second quarter of 2013.

While Trust Department income and ATM and debit card fees both increased, they were not large enough to offset the $174,000 reduction in gains on sales of mortgage loans.

NON-INTEREST EXPENSE

Total non-interest expense was $5,439,000 for the quarter ended June 30, 2014, as compared to $5,323,000 for the quarter ended June 30, 2013. Non-interest expense increased $116,000, or 2.2%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,825,000, or 51.9% of total non-interest expense for the three months ended June 30, 2014, as compared to 50.9% for the same three months of 2013. Net occupancy, furniture and equipment, and computer expense amounted to $872,000 for the quarter ended June 30, 2014, a decrease of $45,000, or 4.9%. All other non-interest expenses amounted to $1,742,000 for the three months ended June 30, 2014, an increase of $44,000, or 2.6% as compared to the same three months of 2013.

The overall increase in non-interest expense related primarily to expenses associated with our new Dallas and Shickshinny offices along with the opening of our new administrative facility in Berwick. In addition, the Corporation experienced increased costs related to data processing expenses. In the second quarter of 2014, the Bank began to incur data processing costs as a result of the planned outsourcing of its core processing system for data security, disaster recovery and system efficiency goals. Advertising expenses were also higher due to the rollout of the Bank’s new suite of rewards checking products called Kasasa in the first quarter of 2014.

INCOME TAXES

Effective tax planning has helped produce favorable net income. Income tax expense amounted to $791,000 for the three months ended June 30, 2014, as compared to $965,000 for the three months ended June 30, 2013, a decrease of $174,000. The effective total income tax rate was 22.3% for the second quarter of 2014 as compared to 20.0% for the second quarter of 2013. The increase in the effective tax rate was due to the sales of tax-free municipal securities during the past year and the impact of the tax credits from the low-income housing partnerships. The Corporation looks to maximize its tax-exempt income derived from both tax-free loans and tax-free municipal securities.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

First Keystone Corporation realized earnings for the six months ended June 30, 2014 of $5,054,000, a decrease of $1,344,000, or 21.0% from the six months ended June 30, 2013. The decrease in net income for the first six months of 2014 was due to several factors, including a decrease in non-interest income and an increase in non-interest expense, offset by a decrease in the provision for loan losses.

On a per share basis, for the six months ended June 30, 2014, net income was $0.91 versus $1.17 in the first six months of 2013. Cash dividends amounted to $0.52 per share in the first six months of 2014 and 2013.

Year-to-date net income annualized as of June 30, 2014, amounted to a return on average common equity of 10.03%, a return on tangible equity net of goodwill of 12.38% and a return on assets of 1.14%. For the six months ended June 30, 2013, these measures were 12.19%, 14.91%, and 1.57%, respectively, on an annualized basis.

NET INTEREST INCOME

For the six months ended June 30, 2014, interest income amounted to $15,409,000, a decrease of $259,000 or 1.7% from the same six month period in 2013, while interest expense amounted to $2,233,000 for the six months ended June 30, 2014, a decrease of $242,000, or 9.8% from the six months ended June 30, 2013. As a result, net interest income decreased $17,000 or 0.1% for the six months ended June 30, 2014 to $13,176,000 from $13,193,000 for the same period in 2013.

Our net interest margin for the six months ended June 30, 2014 was 3.46% compared to 3.91% for the six months ended June 30, 2013. The decrease in the net interest margin was a result of the unprecedented continuing low interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six months ended June 30, 2014 was $333,000 as compared to $600,000 for the six months ended June 30, 2013. The decrease in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Net charge-offs for the six months ended June 30, 2014 and 2013 were $375,000 and $442,000, respectively. See Allowance for Loan Losses on page 36 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $4,233,000 for the six months ended June 30, 2014, as compared to $5,217,000 for the six months ended June 30, 2013, a decrease of $984,000, or 18.9%. Gains on sales of mortgage loans decreased $360,000 over the first half of 2014 to $80,000. Mortgage originations fell as rates continued to rise slightly and fewer customers qualified for secondary market loans. Net gains on sales of investment securities decreased $880,000 to $1,800,000 as compared to the six months ended June 30, 2013. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

Excluding net investment securities gains, non-interest income was $2,433,000 for the first half of 2014, a decrease of $104,000, or 4.1% from the first half of 2013.

While Trust Department income, service charges and fees and ATM and debit card fees increased, they were not large enough to offset the $360,000 reduction in gains on sales of mortgage loans.

NON-INTEREST EXPENSE

Total non-interest expense was $10,691,000 for the six months ended June 30, 2014, as compared to $10,004,000 for the six months ended June 30, 2013. Non-interest expense increased $687,000, or 6.9%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $5,642,000, or 52.8% of total non-interest expense for the six months ended June 30, 2014, as compared to 54.3% for the six months of 2013. Net occupancy, furniture and equipment, and computer expense amounted to $1,745,000 for the six months ended June 30, 2014, an increase of $106,000, or 6.5%. All other non-interest expenses amounted to $3,304,000 for the six months ended June 30, 2014, an increase of $367,000, or 12.5% as compared to the same six months ended June 30, 2013.

The overall increase in non-interest expense related primarily to expenses associated with our new Dallas and Shickshinny offices along with the opening of our new administrative facility in Berwick. In addition, the Corporation experienced increased costs related to data processing, collections and foreclosed real estate expenses. In the second quarter of 2014, the Bank began to incur data processing costs as a result of the planned outsourcing of its core processing system for data security, disaster recovery and system efficiency goals. Advertising expenses were also higher due to the rollout of the Bank’s new suite of rewards checking products called Kasasa in the first quarter of 2014.

INCOME TAXES

Income tax expense amounted to $1,331,000 for the six months ended June 30, 2014, as compared to $1,408,000 for the six months ended June 30, 2013, a decrease of $77,000. The effective total income tax rate was 20.8% for the six months ended June 30, 2014 as compared to 18.0% for the six months ended June 30, 2013. The increase in the effective tax rate was due to the sales of tax-free municipal securities during the past year and the impact of the tax credits from the low-income housing partnerships.

FINANCIAL CONDITION

SUMMARY

Total assets decreased to $892,763,000 as of June 30, 2014, a decrease of $8,751,000, or 1.0% from year-end 2013. As of June 30, 2014, total deposits amounted to $642,576,000, a decrease of 6.9% from year-end 2013.

Total loans increased by $16,656,000 or 3.7%. Loan demand appears to be increasing as the Bank has seen an increase in loan originations.

Total cash and cash equivalents decreased compared to year-end 2013 due to reductions in balances held at correspondent banks.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the first six months of 2014 by $35,152,000 to $143,814,000 from $108,662,000 as of December 31, 2013. Borrowings increased to support increased loan balances and replace decreased deposit balances.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 91.7% at June 30, 2014, compared to 91.5% at June 30, 2013. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $463,174,000 as of June 30, 2014, up $16,656,000, or 3.7% since year-end 2013. The loan portfolio continues to be diversified. Overall asset quality has remained consistent with non-performing assets decreasing slightly since year-end 2013. Total non-performing assets were $4,310,000 as of June 30, 2014, a decrease of $39,000, or 0.9% from $4,349,000 reported in non-performing assets as of December 31, 2013. Total allowance for loan losses to total non-performing assets was 150.3% as of June 30, 2014 and 149.9% at December 31, 2013.

In addition to loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2013, to June 30, 2014. Available-for-sale securities amounted to $348,877,000 as of June 30, 2014, a decrease of $4,821,000 from year-end 2013. Interest-bearing deposits in other banks decreased as of June 30, 2014, to $1,000,000 from $22,366,000 at year-end 2013.

LOANS

Total loans increased to $463,174,000 as of June 30, 2014 as compared to $446,518,000 as of December 31, 2013. The table on page 15 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $16,656,000 or 3.7%.

Increasing demand for borrowing by both individuals and businesses accounted for the 3.7% increase in the loan portfolio from December 31, 2013 to June 30, 2014. The Commercial and Industrial portfolio decreased $561,000 to $60,261,000 as of June 30, 2014 as compared to $60,822,000 as of December 31, 2013. The decrease in the Commercial and Industrial portfolio (which includes tax-free commercial and industrial loans) was attributed to weak loan demand, which was offset by loan payoffs, along with typical loan amortization. The Commercial Real Estate portfolio (which includes tax-free commercial real estate loans) increased $12,496,000 to $237,901,000 as of June 30, 2014, as compared to $225,405,000 at December 31, 2013. The increase was mainly attributed to new loan originations totaling $24,207,000, which were offset by loan payoffs of $6,992,000, combined with typical amortizations in the loan portfolio. The Residential Real Estate portfolio increased $4,884,000 to $159,559,000 as of June 30, 2014, as compared to $154,675,000 as of December 31, 2013. The increase was the result of new originations, and to a lesser extent, refinances held in the Bank’s portfolio. The Corporation continued to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $298,162,000 of which $237,901,000 or 51.4% of total loans is secured by commercial real estate.

The largest relationship is comprised of various real estate entities, with a related owner who began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $12,354,000 at June 30, 2014. The individual owns a diverse mix of real estate entities which specialize in construction/development projects, leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $4,744,000 in long term debt, two construction mortgages totaling $6,610,000, and a $1,000,000 line of credit. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus collateral pledge of cash accounts and marketable securities.

The second largest relationship is a manufacturing/fabrication company and its related entities. The company has a long history of successful operations dating back to 1980. The relationship had outstanding loan balances and unused commitments of $9,147,000 at June 30, 2014. The debt consists of approximately $6,652,000 in term debt secured by various real estate holdings, and approximately $2,495,000 in operating lines of credit secured by business assets and guaranties.

The third largest relationship at June 30, 2014 consists of $8,377,000 in a tax free loan and an unused commitment to a municipality founded in 1816 consisting of 35 square miles. According to township officials, the population has been increasing steadily since 2001 and is currently in excess of 11,000 people. In 2012, the township completed its $74,000,000 sewer expansion project. The Bank’s loan is secured by project receivables and the full faith, credit, and taxing power of the township.

The fourth largest relationship is a real estate development company and its related entities, specializing in the design, construction, and management of multi-tenant residential housing. The company was established in the late 1980s with its primary market being the Corporation’s immediate central market area. The relationship had outstanding loan balances and unused commitments of $8,238,000 at June 30, 2014. The debt consists of approximately $5,526,000 in term debt secured by various real estate holdings, and approximately $2,712,000 in lines of credit secured by various real estate holdings. The loans are secured primarily by income producing multi-tenant real estate.

The fifth largest relationship consists of a real estate development/holding company that was established in 2006 to construct a multi-tenant medical complex, as well as the medical-related entities that operate out of the complex. The relationship had outstanding loan balances and unused commitments of $8,120,000 at June 30, 2014. The debt is comprised of approximately $6,428,000 in term debt, as well as $1,692,000 in operating lines of credit. This relationship is well secured by business assets, undeveloped land, and commercial and residential real estate.

Each of the relationships is located within the Corporation’s market area.

Each of the loans is paying as agreed and none of the loans are considered criticized or classified. The property securing each of the loans was appraised at the time the loan was originated. Appraisals are ordered independently of the loan approval process from appraisers on an approved list. All appraisals are reviewed internally for conformity with accepted standards of the Bank.

All loan relationships in excess of $1,500,000 are reviewed internally and through an external loan review process on an annual basis. Such review is based upon analysis of current financial statements of the borrower, co-borrowers/guarantors, payment history, and economic conditions.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $450,209,000 or 97.2% of total loans are graded Pass; $6,801,000 or 1.5% are graded Special Mention; $5,716,000 or 1.3% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $12,517,000 at June 30, 2014, as compared to $6,698,000 at December 31, 2013. Commercial and Industrial non-pass grades increased to $310,000 as of June 30, 2014 as compared to $86,000 as of December 31, 2013. Commercial Real Estate non-pass grades increased to $10,670,000 as of June 30, 2014 as compared to $5,499,000 as of December 31, 2013. The Residential Real Estate and Consumer loan non-pass grades increased to $1,537,000 as of June 30, 2014 as compared to $1,113,000 as of December 31, 2013.

The increase in Commercial Real Estate non-pass grade loans was mainly the result of the downgrade of nine loans. Eight of the downgraded loans totaling $638,000 are with a single individual for various multi-tenant housing projects. Unpaid real estate taxes and municipal liens have had a negative impact on the relationship. Despite the circumstances, the borrower continues to perform. One loan of $4,971,000 is with a real estate development company. The weak real estate market has hindered the process of the development plans and expected sales have not materialized. However, the borrower remains strong and continues to perform.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial and Industrial	$60,261	$60,822
Commercial Real Estate	237,901	225,405
Residential Real Estate	159,559	154,675
Consumer	5,453	5,616
Total loans	$463,174	$446,518

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of June 30, 2014, the allowance for loan losses was $6,477,000 as compared to $6,519,000 as of December 31, 2013. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the six month periods ended June 30, 2014 and 2013. For the first six months of 2014, net charge-offs as a percentage of average loans was 0.08% as compared to 0.10% for the six month period ended June 30, 2013. Net charge-offs amounted to $375,000 for the first six months of 2014 as compared to $442,000 for the first six months of 2013. The decrease in net charge-offs in the first six months of 2014 as compared to the first six months of 2013 related primarily to decreased losses in Commercial and Residential Real Estate loans. During the first six months of 2014, $411,000 in Commercial and Residential Real Estate loans were charged off as compared to $446,000 for the first six months of 2013.

For the first six months of 2014, the provision for loan losses was $333,000 as compared to $600,000 for the first six months of 2013. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $6,477,000 of which 11.4% was attributed to the Commercial and Industrial component; 53.3% attributed to the Commercial Real Estate component; 25.0% attributed to the Residential Real Estate component (primarily residential mortgages); 0.8% attributed to the Consumer component; and 9.5% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 16). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of June 30, 2014.

Analysis of Allowance for Loan Losses

(Dollars in thousands)
	June 30,	June 30,
	2014	2013
Balance at beginning of the six month period	$6,519	$5,772
Charge-offs:
Commercial and Industrial	7	―
Real Estate – Commercial and Residential	411	446
Consumer	15	22
	433	468
Recoveries:
Commercial and Industrial	21	19
Real Estate – Commercial and Residential	36	4
Consumer	1	3
	58	26

Net charge-offs	375	442
Additions charged to operations	333	600
Balance at end of the six month period	$6,477	$5,930

Ratio of net charge-offs during the period to average loans outstanding during the period	0.08%	0.10%
Allowance for loan losses to average loans outstanding during the period	1.42%	1.38%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.42% at June 30, 2014 and 1.38% at June 30, 2013.

NON-PERFORMING ASSETS

The table on page 39 detail the Corporation’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Corporation would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $4,310,000 as of June 30, 2014 as compared to $4,349,000 as of December 31, 2013. The economy, in particular, high unemployment, weak job markets, unsettled fuel prices, rising energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Non-accrual loans totaled $4,010,000 as of June 30, 2014 as compared to $3,551,000 as of December 31, 2013. Foreclosed assets held for resale decreased to $237,000 as of June 30, 2014 from $480,000 as of December 31, 2013. Loans past-due 90 days or more and still accruing interest amounted to $63,000 as of June 30, 2014 as compared to $318,000 as of December 31, 2013. At June 30, 2014, Loans past-due 90 days or more and still accruing interest consisted of one Commercial Real Estate loan, which is deemed to be well secured by collateral and is in the process of collection. Non-performing assets to total loans was 0.9% as of June 30, 2014 compared to 1.0% at December 31, 2013. Non-performing assets to total assets was 0.5% as of June 30, 2014 and December 31, 2013. The allowance for loan losses to total non-performing assets was 150.3% as of June 30, 2014 as compared to 149.9% as of December 31, 2013. Additional detail can be found on page 39 in the Non-Performing Assets and Impaired Loans table and page 22 in the Financing Receivables on Non-Accrual Status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Impaired loans were $6,898,000 at June 30, 2014 and $5,974,000 at December 31, 2013. The largest impaired loan relationship at June 30, 2014 consisted of a purchased participation loan secured by commercial real estate. The Corporation’s participation share of the loan was $1,413,000. The collateral evaluation at June 30, 2014 carried a value of $5,813,000, after considering estimated appraisal adjustments and cost to sell of 40% and considering the total participation outstanding note balance, resulting in the Corporation’s specific allocation of $0. At June 30, 2014, the second largest impaired loan relationship was represented by one performing loan carrying a balance of $880,000 secured by commercial real estate. The collateral evaluation at June 30, 2014 carried a value of $1,012,000, after estimated appraisal adjustments and cost to sell of 56%, resulting in a specific allocation of $0. The third largest impaired loan relationship at June 30, 2014 was represented by three non-performing loans carrying a balance of $619,000 secured by residential real estate. The collateral evaluation at June 30, 2014 carried a value of $638,000 after estimated appraisal adjustments and cost to sell of 9%, resulting in a specific allocation of $0. The estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $6,898,000 in impaired loans at June 30, 2014, none were located outside the Corporation’s primary market area.

Loans categorized as TDRs carried an unpaid balance of $4,301,000 as of June 30, 2014 as compared to $3,961,000 as of December 31, 2013. The increase was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio resulting in the identification of additional loans classified as TDRs. Of the nineteen restructured loans at June 30, 2014, two loans are classified in the Commercial and Industrial portfolio, sixteen loans are classified in the Commercial Real Estate portfolio, and one loan is classified in the Consumer portfolio. At June 30, 2014, seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $970,000 were not in compliance with the terms of their restructure, compared to June 30, 2013 when three Commercial Real Estate loans classified as TDRs with a combined recorded investment of $304,000 were not in compliance with the terms of their restructure. The troubled debt restructurings at June 30, 2014 consisted of five term modifications beyond the original stated term, five interest rate modifications, and nine payment modifications. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of June 30, 2014, no specific allocations were attributable to the TDRs.

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

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2014. Excluding the assets disclosed in the Non-Performing Assets and Impaired Loans tables below and the Troubled Debt Restructurings section in Note 4 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of June 30, 2014 and December 31, 2013, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

(Dollars in thousands)
	June 30,	December 31,
	2014	2013
Non-performing assets
Non-accrual loans	$4,010	$3,551
Foreclosed assets held for resale	237	480
Loans past-due 90 days or more and still accruing interest	63	318
Total non-performing assets	$4,310	$4,349

Impaired loans
Non-accrual loans	$4,010	$3,551
Accruing TDRs	2,888	2,423
Total impaired loans	6,898	5,974
Allocated allowance for loan losses	(44)	(140)
Net investment in impaired loans	$6,854	$5,834

Impaired loans with a valuation allowance	$133	$275
Impaired loans without a valuation allowance	6,765	5,699
Total impaired loans	$6,898	$5,974

Valuation allowance related to impaired loans	$44	$140

Allocated valuation allowance as a percent of impaired loans	0.6%	2.3%
Impaired loans to total loans	1.5%	1.3%
Non-performing assets to total loans	0.9%	1.0%
Non-performing assets to total assets	0.5%	0.5%
Allowance for loan losses to impaired loans	93.9%	109.1%
Allowance for loan losses to total non-performing assets	150.3%	149.9%

Real estate mortgages comprise 85.8% of the loan portfolio as of June 30, 2014, as compared to 85.1% as of December 31, 2013. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Consumer and commercial retail deposits are attracted primarily by the Bank’s eighteen full service office locations, as well as its new eBranch that offers online account openings. The Bank offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Bank regularly reviews competing financial institutions interest rates, especially when establishing interest rates on certificates of deposit.

Total deposits decreased $47,499,000 to $642,576,000 as of June 30, 2014 as non-interest bearing deposits increased by $9,601,000 and interest bearing deposits decreased by $57,100,000 from year-end 2013. Total deposits decreased due to the withdrawal of funds by a municipal depositor through normal, seasonal use of funds. In addition, certain national market jumbo certificates of deposit matured and were not renewed. Total short-term and long-term borrowings increased to $143,814,000 as of June 30, 2014, from $108,662,000 at year-end 2013, an increase of $35,152,000, or 32.3%. Total borrowings increased due to fund growth in the loan portfolio and to replace the decrease in deposits.

Other liabilities decreased from $6,034,000 as of December 31, 2013 to $2,940,000 as of June 30, 2014. At December 31, 2013, the Corporation committed to purchase $2,945,000 in investment securities, which settled in January of 2014.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first six months of the year, net income less dividends paid increased capital by $2,180,000. Accumulated other comprehensive income (loss) derived from net unrealized gains (losses) on investment securities available-for-sale also impacts capital. At December 31, 2013, accumulated other comprehensive income (loss) was $(54,000). Accumulated other comprehensive income stood at $3,883,000 at June 30, 2014, an increase of $3,937,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first half of 2014 at an overall net gain of $1,800,000. These fluctuations from net unrealized gains (losses) on investment securities available-for-sale do not affect regulatory capital.

The Corporation held 235,149 shares of common stock, as treasury stock, at June 30, 2014 and December 31, 2013. This had an effect of reducing our total stockholders’ equity by $5,823,000 as of June 30, 2014 and December 31, 2013. Beginning in June 2012, the Corporation began issuing common stock for new shares purchased by participants in the Corporation’s Dividend Reinvestment Program (“DRIP”).

Total stockholders’ equity was $103,027,000 as of June 30, 2014, and $96,351,000 as of December 31, 2013. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2014, our leverage ratio was 9.13% compared to 8.87% as of December 31, 2013. In addition, Tier I risk based capital and total risk based capital ratios as of June 30, 2014, were 14.35% and 15.60%, respectively. The same ratios as of December 31, 2013 were 13.68% and 14.92%, respectively.

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

The table below presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 7.0%, 14.5% and 22.6% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 3.8% and 9.8% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the six months ended June 30, 2014, the cost of interest-bearing liabilities averaged 0.64%, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 4.0%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At June 30, 2014, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 2.0% and 8.0%, respectively. Additionally, net present value is projected to decrease 7.0%, 17.0% and 28.7% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are below the Corporation’s policy limits, with an exception in the 300 basis point immediate increase scenario which exceeds the policy of ‒40.0% by 1.8%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(22.6)%
+200 bp Shock vs. Stable Rate	(14.5)%
+100 bp Shock vs. Stable Rate	(7.0)%
Flat rate	―
-100 bp Shock vs. Stable Rate	(3.8)%
-200 bp Shock vs. Stable Rate	(9.8)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(28.7)%
+200 bp Shock vs. Stable Rate	(17.0)%
+100 bp Shock vs. Stable Rate	(7.0)%
Flat rate	―
-100 bp Shock vs. Stable Rate	(3.0)%
-200 bp Shock vs. Stable Rate	(8.0)%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2014.

b)	Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 — April 30, 2014	―	―	―	120,000

May 1 — May 31, 2014	―	―	―	120,000

June 1 — June 30, 2014	―	―	―	120,000

Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

FIRST KEYSTONE CORPORATION
Registrant

August 8, 2014	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2014	/s/ Diane C.A. Rosler
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

