Form 10-K
period 2014-12-31
FIRST KEYSTONE CORP
filed 2015-03-16
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐       Accelerated filer ☒       Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2014 determined by using a per share closing price on that date of $24.85 as quoted on the Over the Counter Market, was $123,933,063.

At March 2, 2015, there were 5,567,872 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2015 definitive Proxy Statement are incorporated by reference in Part III of this Report.

FIRST KEYSTONE CORPORATION

FORM 10-K

i

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

Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of weak economic conditions on current customers, specifically the effect of the economy on loan customers’ ability to repay loans; possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements, regulations and rules; effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions; changes in accounting principles, policies or guidelines as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board, and other accounting standards setters; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; information technology difficulties, including technological changes; challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; acquisitions and integration of acquired businesses; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; our ability to manage current levels of impaired assets; deposit flows; the loss of certain key officers; our ability to maintain the value and image of our brand and protect our intellectual property rights; continued relationships with major customers; the potential impact to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties and financial losses; and weak economic conditions.

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

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 98% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2014, 2013, and 2012, and was the only reportable segment. At December 31, 2014, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $912 million, $662 million and $106 million, respectively.

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

The Bank’s legal headquarters are located at 111 West Front Street, Berwick, Pennsylvania, from which it oversees the operations of its eighteen branch locations. These locations consist of five branches within Columbia County, eight branches within Luzerne County, one branch in Montour County, and four branches within Monroe County, Pennsylvania. For further information, please refer to Item 2 – Properties, and Note 13 ― Commitments and Contingencies in the notes to the consolidated financial statements.

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

At December 31, 2014, the Bank had 189 full-time employees and 29 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is www.firstkeystonecorporation.com and the Bank’s internet website is www.fkcbank.com.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches from Monroe and Montour counties along the Interstate 80 corridor through parts of Columbia and Luzerne counties as well as other adjoining counties. The Bank’s eastern market area is centered in Stroudsburg, Pennsylvania and serves all of Monroe county, as well as adjoining counties of Pike and Northampton. The area served by the Bank is a mix of rural communities and small to mid-sized towns. The current population of the Bank’s primary four-county footprint has decreased 0.5% since 2010 to 573,000 and is estimated to decrease 0.4% to 571,000 by 2019. As of June 30, 2014, the FDIC deposit market share data ranked the Bank 4th in the deposit market share in the four-county market, with 6.0% of deposits.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 10,000. The Bank ranks a commanding first in deposit market share in the Berwick market with 71.1% of deposits as of June 30, 2014, based on data compiled annually by the FDIC.

In the course of attracting and retaining deposits and originating loans, the Bank faces considerable competition. The Bank competes with 26 commercial banks, 3 savings associations, and 49 credit unions for traditional banking products, such as deposits and loans in its primary four-county market area. Additionally, the Bank competes with consumer finance companies for loans, mutual funds and other investment alternatives for deposits. The Bank competes for deposits based on the ability to provide a range of competitively priced products, quality service, competitive rates, and convenient locations and hours. The competition among its peers for loan origination generally relates to interest rates offered, products available, ease of process, quality of service, and loan origination fees charged. The economic base of the Bank’s market region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

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

Competition - Bank

The Bank’s competition is comprised of national, regional and community banking financial institutions. The Bank’s major competitors in Columbia, Luzerne, Montour and Monroe counties are:

•	First Columbia Bank & Trust Co. of Bloomsburg
•	PNC Bank, N.A.
•	M & T Bank
•	FNB Bank, N.A.
•	Wells Fargo Bank
•	National Penn Bank
•	Citizens Bank
•	ESSA Bank & Trust
•	First National Community Bank
•	Service 1st FCU
•	Jersey Shore State Bank
•	Bank of America
•	Valor FCU

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

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”)

The FDICIA established five different levels of capitalization of financial institutions, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are:

• well capitalized

• adequately capitalized

• undercapitalized

• significantly undercapitalized, and

• critically undercapitalized.

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2014, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 15 — Regulatory Matters.

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

The following table presents the Bank’s capital ratios at December 31, 2014.

(In Thousands)
Tier I Capital	$77,423
Tier II Capital	6,390
Total Capital	$83,813

Adjusted Total Average Assets	$897,419
Total Adjusted Risk-Weighted Assets[1]	$556,121

Tier I Risk-Based Capital Ratio[2]	13.92%
Required Tier I Risk-Based Capital Ratio	4.00%
Excess Tier I Risk-Based Capital Ratio	9.92%
Total Risk-Based Capital Ratio[3]	15.07%
Required Total Risk-Based Capital Ratio	8.00%
Excess Total Risk-Based Capital Ratio	7.07%
Tier I Leverage Ratio[4]	8.63%
Required Tier I Leverage Ratio	4.00%
Excess Tier I Leverage Ratio	4.63%

1Includes off-balance sheet items at credit-equivalent values less intangible assets.

2Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.

3Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.

4Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.

The Corporation’s capital ratios are not materially different than those of the Bank.

The Corporation’s ability to maintain the required levels of capital is substantially dependent upon the success of the Corporation’s capital and business plans; the impact of future economic events on the Corporation’s loan customers; and the Corporation’s ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also the information under Capital Strength in Management’s Discussion and Analysis on page 39 of this report.

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

The Corporation has assessed the impact of these changes on the regulatory ratios of the Corporation and the Bank on the capital, operations, liquidity and earnings of the Corporation and Bank, and concluded that the new rules will not have a material negative effect.

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

The JOBS Act has not had any application to the Corporation, and management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

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

As of December 31, 2014, approximately 65.4% of the Corporation’s loan portfolio consisted of Commercial and Industrial loans and Commercial Real Estate loans (including construction loans) of which both include a tax-free component. These types of loans are generally viewed as having more risk of default than Residential Real Estate loans or Consumer loans. These types of loans are also typically larger than Residential Real Estate loans and Consumer loans. Because the Corporation’s loan portfolio contains a significant number of Commercial and Industrial and Commercial Real Estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s Allowance for Loan Losses is not sufficient to cover actual loan losses, its earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and its loss and delinquency experience, and the Corporation evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the Corporation’s allowance would materially decrease its net income. At December 31, 2014, its allowance for loan losses totaled $6.4 million, representing 1.36% of its average total loans.

Although the Corporation believes it has underwriting standards to manage normal lending risks, it is difficult to assess the future performance of its loan portfolio due to ongoing new originations. The Corporation cannot assure that its non-performing loans will not increase or that its non-performing or delinquent loans will not adversely affect its future performance.

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

The Corporation is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. The Corporation has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, the Corporation has policies and procedures in place to prevent or limit the effect of the possible security breach of its information systems and it has insurance against some cyber-risks and attacks. While the Corporation has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber-incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support our business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and reputational damage adversely affecting customer or investor confidence.

The Corporation’s information systems may experience an interruption or breach in security.

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. The Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems; however, there can be no assurance that any such failures, interruptions or security breaches will not occur. While the Corporation maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation adversely affecting customer or investor confidence, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny and possible regulatory penalties, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Corporation’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

New lines of business or new products and services may subject the Corporation to additional risks.

From time-to-time, the Corporation may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Corporation may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Corporation’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

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

The Corporation’s future acquisitions could dilute stockholders’ ownership and may cause the Corporation to become more susceptible to adverse economic events.

The Corporation may use its common stock to acquire other companies or make investments in banks and other complementary businesses in the future. The Corporation may issue additional shares of common stock to pay for future acquisitions, which would dilute stockholders’ ownership interest in the Corporation. Future business acquisitions could be material to the Corporation, and the degree of success achieved in acquiring and integrating these businesses into the Corporation could have a material effect on the value of the Corporation’s common stock. In addition, any acquisition could require the Corporation to use substantial cash or other liquid assets or to incur debt. In those events, the Corporation could become more susceptible to economic downturns and competitive pressures.

The Corporation may not be able to attract and retain skilled people.

The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

The Corporation’s common stock is not currently listed on a national stock exchange, but traded on the Over the Counter Market. As a result, trading volume is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

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

The Corporation continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

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

Properties owned are:

•	Main Office located at 111 West Front Street, Berwick, Pennsylvania 18603;
•	Salem Office located at 400 Fowler Avenue, Berwick, Pennsylvania 18603;
•	Freas Avenue Office located at 701 Freas Avenue, Berwick, Pennsylvania 18603;
•	Scott Township Office located at 2301 Columbia Boulevard, Bloomsburg, Pennsylvania 17815;
•	Mifflinville Office located at Third and Race Streets, Mifflinville, Pennsylvania 18631;
•	Hanover Township Office located at 1540 Sans Souci Parkway, Hanover Township, Pennsylvania 18706;
•	Danville Office located at 1519 Bloom Road, Danville, Pennsylvania 17821;
•	Mountainhome Office located at 1154 Route 390, Cresco, Pennsylvania 18326;
•	Brodheadsville Office located at 2022 Route 209, Brodheadsville, Pennsylvania 18322;
•	Swiftwater Office located at 2070 Route 611, Swiftwater, Pennsylvania 18370;
•	Plymouth Office located at 463 West Main Street, Plymouth, Pennsylvania 18651;
•	Kingston Office located at 299 Wyoming Avenue, Kingston, Pennsylvania 18704;
•	Dallas Office located at 2325 Memorial Highway, Dallas, Pennsylvania 18612;
•	Shickshinny Office located at 107 South Main Street, Shickshinny, Pennsylvania 18655;
•	Properties located at Second and Market Streets, and Third and Bowman Streets, Berwick, Pennsylvania 18603; and
•	20 ATMs located in Columbia, Luzerne, Montour and Monroe counties.

Properties leased are:

•	Briar Creek Office located inside the Giant Market at 50 Briar Creek Plaza, Berwick, Pennsylvania 18603;
•	Nescopeck Office located at 437 West Third Street, Nescopeck, Pennsylvania 18635;
•	Stroudsburg Office located at 559 Main Street, Stroudsburg, Pennsylvania 18360; and
•	Mountain Top Office located at 18 North Mountain Boulevard, Mountain Top, Pennsylvania 18707 (land parcel is leased and the bank building is owned).

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded in the over-the-counter market on the OTC Market under the symbol “FKYS”. The following table sets forth:

•	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
•	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2013; and
•	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK

			Per Share
	High	Low	Dividend Paid
2014:

First quarter	$27.00	$24.24	$0.26
Second quarter	$26.25	$24.05	$0.26
Third quarter	$25.00	$24.00	$0.26
Fourth quarter	$24.70	$23.05	$0.27

2013:

First quarter	$26.75	$23.71	$0.26
Second quarter	$26.70	$25.24	$0.26
Third quarter	$27.00	$25.05	$0.26
Fourth quarter	$27.00	$24.50	$0.26

As of December 31, 2014, the Corporation had approximately 928 shareholders of record.

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

Transfer Agent:

Computershare	(800) 368-5948
P.O. Box 30170
College Station, TX 77842-3170

The following brokerage firms make a market in First Keystone Corporation common stock:

RBC Dain Rauscher	(800) 223-4207
Janney Montgomery Scott LLC	(800) 526-6397
Stifel Nicolaus & Co. Inc.	(800) 223-6807
Boenning & Scattergood, Inc.	(800) 883-1212

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

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on the Corporation’s common stock during the period December 31, 2009, through and including December 31, 2014, with

•	The cumulative total return on the SNL Securities Corporate Performance Index[1] for banks $500 million to $1 billion in total assets in the Middle Atlantic area[2], and
•	The cumulative total return for all United States stocks traded on the NASDAQ Stock Market.

The comparison assumes $100 was invested on December 31, 2009, in the Corporation’s common stock and in each of the indices below and assumes further the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

FIRST KEYSTONE CORPORATION

Total Return Performance

	Period Ending
	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
First Keystone Corporation	100.00	108.87	134.25	166.11	177.91	182.95
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank $500M- $1B	100.00	109.16	96.03	123.12	159.65	175.15

1 SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

2 The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey, New York, the District of Columbia and Puerto Rico.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012	2011	2010

SELECTED FINANCIAL DATA AT YEAR END:
Total assets	$912,353	$901,514	$819,966	$818,546	$796,601
Total investment securities	348,722	354,770	298,873	331,429	310,168
Net loans	481,071	439,999	427,124	410,066	403,950
Total deposits	661,562	690,075	608,834	624,349	626,895
Total long-term borrowings	65,339	40,429	44,520	64,339	66,400
Total stockholders’ equity	106,271	96,351	103,330	93,092	79,060

SELECTED OPERATING DATA:
Interest income	$31,019	$30,961	$34,936	$37,028	$38,154
Interest expense	4,452	4,954	6,514	9,405	12,742
Net interest income	26,567	26,007	28,422	27,623	25,412
Provision for loan losses	433	1,372	1,600	1,900	2,575
Net interest income after provision for loan losses	26,134	24,635	26,822	25,723	22,837
Non-interest income	7,902	7,805	5,875	4,431	5,758
Non-interest expense	21,208	19,942	20,521	17,695	17,272
Income before income tax expense	12,828	12,498	12,176	12,459	11,323
Income tax expense	2,617	2,225	2,006	2,552	2,362
Net income	$10,211	$10,273	$10,170	$9,907	$8,961

PER SHARE DATA:
Net income	$1.84	$1.87	$1.86	$1.82	$1.65
Dividends	1.05	1.04	1.01	0.97	0.93

PERFORMANCE RATIOS:
Return on average assets	1.13%	1.23%	1.25%	1.21%	1.09%
Return on average equity	9.90%	10.12%	10.19%	11.57%	10.98%
Dividend payout	56.95%	55.64%	54.18%	53.31%	56.47%
Average equity to average assets	11.45%	12.10%	12.28%	10.43%	9.95%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Versus Year Ended December 31, 2013

Net income decreased to $10,211,000 for the year ended December 31, 2014, as compared to $10,273,000 for the prior year, a decrease of 0.6%. Earnings per share, both basic and diluted, for 2014 was $1.84 as compared to $1.87 in 2013, a decrease of 1.6%. Dividends per share increased to $1.05 in 2014 from $1.04 in 2013, an increase of 1.0%. The Corporation’s return on average assets was 1.13% in 2014 as compared to 1.23% in 2013. Return on average equity decreased to 9.90% in 2014 from 10.12% in 2013. Total interest income in 2014 amounted to $31,019,000 and was essentially equal to 2013. Total interest expense of $4,452,000 decreased $502,000 or 10.1% from 2013. The majority of this decrease related to interest expense on deposits as total interest bearing deposits declined from $604,919,000 in 2013 to $565,032,000 in 2014.

Net interest income, as indicated below in Table 1, increased by $560,000 or 2.2% to $26,567,000 for the year ended December 31, 2014. The Corporation’s net interest income on a fully tax equivalent basis decreased by $53,000, or 0.2% to $28,344,000 in 2014 as compared to $28,397,000 in 2013.

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

Net interest income, as indicated below in Table 1, decreased by $2,415,000 or 8.5% to $26,007,000 for the year ended December 31, 2013. The Corporation’s net interest income on a fully tax equivalent basis decreased by $2,685,000, or 8.6% to $28,397,000 in 2013 as compared to $31,082,000 in 2012.

Table 1 — Net Interest Income

(Dollars in thousands)	2014/2013				2013/2012
	Increase/(Decrease)				Increase/(Decrease)
	2014	Amount	%	2013	Amount	%	2012
Interest Income	$31,019	$58	0.2	$30,961	$(3,975)	(11.4)	$34,936
Interest Expense	4,452	(502)	(10.1)	4,954	(1,560)	(24.0)	6,514
Net Interest Income	26,567	560	2.2	26,007	(2,415)	(8.5)	28,422
Tax Equivalent Adjustment	1,777	(613)	(25.6)	2,390	(270)	(10.2)	2,660
Net Interest Income (fully tax equivalent)	$28,344	$(53)	(0.2)	$28,397	$(2,685)	(8.6)	$31,082

Table 2 — Average Balances, Rates and Interest Income and Expense

(Dollars in thousands)

	2014			2013			2012
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2]	$65,012	$2,685	4.13%	$57,928	$2,733	4.72%	$47,386	$2,398	5.06%
Real Estate[1]	398,179	17,507	4.40%	372,225	17,339	4.66%	369,674	19,538	5.29%
Consumer, net[1,2]	5,279	383	7.26%	5,887	426	7.24%	6,520	517	7.93%
Fees on Loans	―	552	0%	―	583	0%	―	650	0%
Total Loans[3]	468,470	21,127	4.51%	436,040	21,081	4.83%	423,580	23,103	5.45%

Investment Securities:
Taxable	282,145	7,850	2.78%	226,465	6,903	3.05%	211,081	8,019	3.80%
Tax-Exempt[1]	68,062	3,561	5.23%	91,074	5,314	5.83%	105,359	6,464	6.14%
Total Investment Securities	350,207	11,411	3.26%	317,539	12,217	3.85%	316,440	14,483	4.58%
Restricted Investment in Bank Stocks	5,836	252	4.32%	4,088	35	0.86%	4,768	9	0.19%
Interest-Bearing Deposits in Other Banks	1,170	6	0.51%	8,029	18	0.22%	2,791	1	0.04%
Total Other Interest Earning Assets	7,006	258	3.68%	12,117	53	0.44%	7,559	10	0.13%
Total Interest Earning Assets	825,683	32,796	3.97%	765,696	33,351	4.36%	747,579	37,596	5.03%

Non-Interest Earning Assets:
Cash and Due From Banks	7,687			6,917			6,881
Allowance for Loan Losses	(6,483)			(5,971)			(5,994)
Premises and Equipment	21,252			20,547			15,978
Other Assets	52,813			51,371			48,536
Total Non-Interest Earning Assets	75,269			72,864			65,401
Total Assets	$900,952			$838,560			$812,980

Interest Bearing Liabilities:
Savings, NOW Accounts, and Money Markets	$362,219	$728	0.20%	$317,477	$691	0.22%	$289,399	$762	0.26%
Time Deposits	204,024	2,226	1.09%	251,758	2,932	1.16%	249,150	3,794	1.52%
Securities Sold U/A to Repurchase	16,936	40	0.24%	18,753	78	0.42%	19,458	90	0.46%
Short-Term Borrowings	58,519	174	0.30%	11,050	27	0.24%	11,030	28	0.26%
Long-Term Borrowings	54,331	1,284	2.36%	45,493	1,226	2.69%	56,351	1,840	3.27%
Federal Funds Purchased	2	―	0%	―	―	0%	―	―	0%
Total Interest Bearing Liabilities	696,031	4,452	0.64%	644,531	4,954	0.77%	625,388	6,514	1.04%

Non-Interest Bearing Liabilities:
Demand Deposits	92,454			80,833			80,087
Other Liabilities	9,350			11,692			7,671
Stockholders’ Equity	103,117			101,504			99,834
Total Liabilities/Stockholders’ Equity	$900,952			$838,560			$812,980

Net Interest Income Tax Equivalent		$28,344			$28,397			$31,082

Net Interest Spread			3.33%			3.59%			3.99%

Net Interest Margin			3.43%			3.71%			4.16%

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

Table 2 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2014, 2013 and 2012.

The yield on earning assets was 3.97% in 2014, 4.36% in 2013, and 5.03% in 2012. The rate paid on interest bearing liabilities was 0.64% in 2014, 0.77% in 2013, and 1.04% in 2012. This resulted in a decrease in our net interest spread to 3.33% in 2014, as compared to 3.59% in 2013 and 3.99% in 2012.

As Table 2 illustrates, net interest margin, which is interest income less interest expense divided by average earning assets, was 3.43% in 2014 as compared to 3.71% in 2013 and 4.16% in 2012. Net interest margins are presented on a tax-equivalent basis. In 2014, yield on earning assets fell by 0.39%, from 4.36% to 3.97% while the rate paid on interest bearing liabilities dropped 0.13%. As loans were repaid and refinanced, and as investments were sold, matured or called, the principal balances were reinvested at lower, current rates. This was the primary cause of the lower yields on both loans and investments. Savings, NOW and money market interest expense increased slightly as a result of the introduction of the Kasasa suite of high interest checking and savings accounts in 2014. Interest paid on certificates of deposit declined as they matured and were reinvested at lower rates. Average long-term borrowings increased $8,838,000 while the average rate paid on these borrowings declined by 0.33% from 2.69% to 2.36%. Therefore, the net interest spread and margin in 2014 as compared to 2013 was negatively impacted. Interest income exempt from federal tax was $3,520,000 in 2014, $4,743,000 in 2013, and $5,317,000 in 2012. Interest income exempt from federal tax decreased due to sales of tax-exempt securities. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The decline in our net interest margin came from significantly lower earning asset yields and slightly lower funding costs in 2014 and 2013. Fully tax equivalent net interest income fell from 2013 to 2014 by $53,000 or 0.20% to $28,344,000. This occurred while the level of average earning assets increased by 7.8%. The Corporation’s net interest margin was under pressure when interest rates started to rise since the Corporation continues to be liability sensitive. There will be more liabilities, including deposits, repricing than earning assets (loans and investments). To negate the potential impact of a lesser net interest margin, the Corporation will continue to focus on attracting lower cost checking, savings and money market accounts and reduce somewhat its dependence on higher priced certificates of deposit.

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

In 2014, the decrease in net interest income on a fully tax equivalent basis of $53,000 resulted from an increase in volume of $2,035,000 and a decrease of $2,088,000 due to changes in rate. In 2013, the decrease in net interest income of $2,685,000 resulted from an increase in volume of $632,000 and a decrease of $3,317,000 due to changes in rate.

Table 3 — Rate/Volume Analysis

(Dollars in thousands)	2014 COMPARED TO 2013			2013 COMPARED TO 2012
	VOLUME	RATE	NET	VOLUME	RATE	NET
Interest Income:
Loans, Net	$1,568	$(1,522)	$46	$679	$(2,702)	$(2,023)
Taxable Investment Securities	1,697	(750)	947	584	(1,700)	(1,116)
Tax-Exempt Investment Securities	(1,343)	(410)	(1,753)	(876)	(273)	(1,149)
Restricted Investment in Bank Stocks	15	202	217	(1)	27	26
Other	(15)	3	(12)	2	15	17
Total Interest Income	$1,922	$(2,477)	$(555)	$388	$(4,633)	$(4,245)
Interest Expense:
Savings, NOW and Money Markets	$97	$(60)	$37	$74	$(145)	$(71)
Time Deposits	(556)	(150)	(706)	40	(902)	(862)
Securities Sold U/A to Repurchase	(8)	(30)	(38)	(3)	(9)	(12)
Short-Term Borrowings	116	31	147	―	(1)	(1)
Long-Term Borrowings	238	(180)	58	(355)	(259)	(614)
Total Interest Expense	(113)	(389)	(502)	(244)	(1,316)	(1,560)
Net Interest Income	$2,035	$(2,088)	$(53)	$632	$(3,317)	$(2,685)

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Balances on non-accrual loans are included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2014, the provision for loan losses was $433,000 as compared to $1,372,000 for 2013 and $1,600,000 for 2012. The provision in 2014 decreased due to the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, economic conditions, and other relevant factors. Net charge-offs by the Corporation for the fiscal years ended December 31, 2014, 2013 and 2012 were $562,000, $625,000, and $1,757,000, respectively. See Allowance for Loan Losses on Page 34 for further discussion.

Charge-offs declined in 2014 as compared to the previous year as a result of fewer borrowers defaulting on credit obligations, the Corporation’s diligent collection efforts, and the improving economy. These factors also contributed to the decline in net charge-offs in 2013 as compared to 2012. The increased balance of net charge-offs at December 31, 2012 is largely the result of challenges associated with the economy (higher unemployment and increased delinquencies) that were experienced at that time. While the Corporation cannot accurately predict future charge-offs, it is anticipated that the current level of charge-offs may continue into 2015, as economic conditions remain uncertain.

The allowance for loan losses as a percentage of average loans outstanding was 1.36% as of December 31, 2014, 1.49% as of December 31, 2013 and 1.36% as of December 31, 2012.

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

NON-INTEREST INCOME

Non-interest income is derived primarily from trust department revenue, service charges and fees, income on bank owned life insurance, ATM and debit card income, gains on sales of mortgage loans and other miscellaneous income. In addition, net investment securities gains and losses also impact total non-interest income. Table 4 provides the yearly non-interest income by category, along with the amount, dollar changes, and percentage of change.

Non-interest income through December 31, 2014 was $7,902,000, an increase of 1.2%, or $97,000, from 2013. Table 4 provides the major categories of non-interest income and each respective change comparing the last three years. The majority of the 2014 increase was due to an increase in revenue generated from service charges and fees and ATM and debit card income.

During 2014, the Corporation recorded a net gain of $2,756,000 from the sales of securities in its investment portfolio, a decrease of $144,000 from 2013. The Bank has taken gains and losses in the portfolio, primarily in municipal securities, to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates. In 2013, gains totaled $2,900,000, while in 2012 they were $813,000. These gains resulted from the normal readjustment process within the portfolio.

Gains on sales of mortgage loans provided $284,000 in 2014 as compared to $618,000 in 2013 and $1,016,000 in 2012. The decrease in gains on sales of mortgage loans in 2014 and 2013 was due to rising secondary market rates resulting in a decline in refinanced mortgages. In 2014, the Bank originated $30,348,000 in residential mortgage loans and sold $10,972,000. This compared unfavorably to 2013 when the Bank originated $46,773,000 in residential mortgage loans and sold $25,653,000. The increase in volume in 2012 was due to the favorable interest rate environment for refinancing. The Corporation continues to service the majority of mortgages which are sold. This servicing income provides an additional source of non-interest income on an ongoing basis.

Service charges and fees increased by $212,000 in 2014 as compared to 2013, or 15.1% due to an increase in per item overdraft fees and certain other deposit account fees. During 2013, the Bank evaluated competitor fees in the marketplace and determined that higher deposit fees could be supported. In addition, ATM and debit card income increased $123,000 or 12.3% due to the Bank’s new Kasasa rewards checking program which encourages customers to use their debit card more often. Service charges and fees increased $197,000 in 2013 as compared to 2012, primarily due to prepayment fees relating to certain commercial loans that were paid in advance of their maturity.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit investment products, and miscellaneous fees, increased $167,000 or 46.8% in 2014 and decreased $38,000 or 9.6% in 2013. Commissions earned on sales of retail non-deposit investment products increased 47.3% in 2014 but decreased 11.2% in 2013.

Table 4 — Non-Interest Income

(Dollars in thousands)	2014/2013				2013/2012
	Increase/(Decrease)				Increase/(Decrease)
	2014	Amount	%	2013	Amount	%	2012
Trust department	$921	$80	9.5	$841	$95	12.7	$746
Service charges and fees	1,614	212	15.1	1,402	197	16.3	1,205
Bank owned life insurance income	680	(7)	(1.0)	687	(36)	(5.0)	723
ATM and debit card income	1,123	123	12.3	1,000	23	2.4	977
Gains on sales of mortgage loans	284	(334)	(54.0)	618	(398)	(39.2)	1,016
Other	524	167	46.8	357	(38)	(9.6)	395
Subtotal	5,146	241	4.9	4,905	(157)	(3.1)	5,062
Net investment securities gains	2,756	(144)	(5.0)	2,900	2,087	256.7	813
Total	$7,902	$97	1.2	$7,805	$1,930	32.9	$5,875

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and employee benefits, occupancy, furniture and equipment, and other miscellaneous expenses. Table 5 provides the yearly non-interest expense by category, along with the amount, dollar changes, and percentage of change.

Total non-interest expense amounted to $21,208,000, an increase of $1,266,000, or 6.3% in 2014 as compared to a decrease of $579,000, or 2.8% in 2013. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to 54.1% of total non-interest expense in 2014 and 54.8% in 2013. Salaries and employee benefits increased $546,000, or 5.0% in 2014 and $516,000, or 5.0% in 2013. The hiring of several new employees, including a Financial Services Officer and a Financial Consultant, among others, contributed to the 2014 increase in salaries and benefits expense. The majority of the salaries and employee benefits increase in 2014 and 2013 was related to the opening of new branches in Dallas, Pennsylvania, on March 18, 2013, and Shickshinny, Pennsylvania, on December 9, 2013. In addition, the Corporation experienced a 3.4% increase in medical insurance for its employees, from $1,342,000 to $1,387,000. The number of full time equivalent employees was 205 as of December 31, 2014, 207 as of December 31, 2013, and 193 as of December 31, 2012.

Net occupancy expense increased $154,000, or 10.1% in 2014 as compared to an increase of $118,000, or 8.4% in 2013. The 2014 increase in net occupancy expense primarily consisted of higher building depreciation, maintenance and repairs, and taxes associated with the new Dallas and Shickshinny branches and the renovation and expansion of the Bank’s main headquarters. Furniture and equipment and computer expense decreased $46,000, or 2.7% in 2014 compared to an increase of $54,000, or 3.3% in 2013. The increases in 2013 were caused by higher service maintenance on software, higher depreciation, and losses on disposals of furniture and fixtures due to the renovation and expansion of the Bank’s main headquarters and the replacement of several ATMs. Pennsylvania shares tax expense decreased $147,000, or 18.8% in 2014 as a result of a lowered tax rate from the prior year and an increase in the deduction for U.S. Obligations held in the investment portfolio. FDIC insurance expense increased $83,000, or 19.7% in 2014 as compared to a decrease of $64,000, or 13.2% in 2013. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. Data processing fees of $300,000 were incurred in 2014 as a result of the planned outsourcing of the Bank’s core processing system for data security, disaster recovery and system efficiency goals. Foreclosed assets held for resale expense amounted to $80,000 in 2014, $41,000 in 2013 and $654,000 in 2012. The Corporation incurred costs associated with the maintenance and sales of eight foreclosed properties in 2012, but only four properties in 2013 and three properties in 2014. Advertising expenses increased $128,000 or 29.0% as a result of the rollout of the Bank’s new suite of rewards checking products called Kasasa in the first quarter of 2014. FHLB prepayment penalties of $345,000 were expenses related to the early prepayment of a borrowing with the Federal Home Loan Bank (“FHLB”) in 2013. Other expenses increased $424,000 or 15.7% from 2013 to 2014. The increase was due to higher fees for an enhanced internet and mobile banking platform, Kasasa rewards and success fees, and an increase in charitable donations.

The overall level of non-interest expense remains low, relative to the Bank’s peers (community banks from $500 million to $1 billion in assets). In fact, the Bank’s total non-interest expense was 2.35% of average assets in 2014 and 2.38% in 2013. The Bank’s non-interest expense as a percentage of average assets places the Bank among the leaders in its peer financial institution categories in controlling non-interest expense.

Table 5 — Non-Interest Expense

(Dollars in thousands)	2014/2013				2013/2012
	Increase/(Decrease)				Increase/(Decrease)
	2014	Amount	%	2013	Amount	%	2012
Salaries and employee benefits	$11,475	$546	5.0	$10,929	$516	5.0	$10,413
Occupancy, net	1,677	154	10.1	1,523	118	8.4	1,405
Furniture and equipment	585	(56)	(8.7)	641	55	9.4	586
Computer expense	1,072	10	0.9	1,062	(1)	(0.1)	1,063
Professional services	615	81	15.2	534	(73)	(12.0)	607
Pennsylvania shares tax	635	(147)	(18.8)	782	20	2.6	762
FDIC Insurance	505	83	19.7	422	(64)	(13.2)	486
ATM and debit card fees	578	49	9.3	529	60	12.8	469
Data processing fees	300	300	N/A	―	―	N/A	―
Foreclosed assets held for resale	80	39	95.1	41	(613)	(93.7)	654
Advertising	569	128	29.0	441	105	31.3	336
FHLB prepayment penalties	―	(345)	(100.0)	345	(466)	(57.5)	811
Other	3,117	424	15.7	2,693	(236)	(8.1)	2,929
Total	$21,208	$1,266	6.3	$19,942	$(579)	(2.8)	$20,521

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2014, was $2,617,000 as compared to $2,225,000 and $2,006,000 for the years ended December 31, 2013 and 2012, respectively. The effective income tax rate was 20.4% in 2014, 17.8% in 2013, and 16.5% in 2012. The increase in the effective tax rate for 2014 was due to sales of tax-free municipal securities during the past year and the reduction in the amount of tax credits from the low-income housing partnerships. The increase in the effective tax rate for 2013 was the result of a reduction in tax-free municipal securities held in the Corporation’s investment portfolio. The Corporation looks to maximize its tax-exempt income derived from both tax-free loans and tax-free municipal securities without triggering the alternative minimum tax. The Corporation does not expect a material change in its tax rate for 2015.

FINANCIAL CONDITION

GENERAL

Total assets increased to $912,353,000 at year-end 2014, an increase of 1.2% from year-end 2013. Total assets as of December 31, 2013 were $901,514,000, an increase of 9.9% over 2012.

Net loans increased in 2014 from $439,999,000 to $481,071,000, a 9.3% increase. Loan demand grew in 2014 as the Bank added loans in commercial and residential mortgage categories. Net loans in 2013 increased from 2012 by $12,875,000 or 3.0%.

As of December 31, 2014, total deposits amounted to $661,562,000, a decrease of 4.1% from 2013, while total deposits as of year-end 2013 amounted to $690,075,000, an increase of 13.3% from 2012. The decrease in 2014 was primarily due to the reduction in balances of one large state and political entity coupled with the decision not to retain maturing large jumbo certificates of deposits. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals, continue to be the Corporation’s most significant source of funds.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Borrowings increased in 2014 by $29,800,000 and increased in 2013 by $9,073,000 to fund loan growth.

Total stockholders’ equity increased to $106,271,000 at December 31, 2014, an increase of $9,920,000 or 10.3% over 2013. Total stockholders’ equity decreased to $96,351,000 at December 31, 2013, a decrease of $6,979,000 or 6.8% over 2012.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 91.6% for 2014, compared to 91.3% for 2013 and 92.0% for 2012. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

INVESTMENT SECURITIES

The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The investment portfolio has been allocated between securities available-for-sale and securities held-to-maturity. No investment securities were established in a trading account. Available-for-sale securities decreased $6,032,000 or 1.7% to $347,666,000 in 2014. Available-for-sale securities increased $57,386,000 or 19.4% to $353,698,000 in 2013. At December 31, 2014, the net unrealized gain, net of the tax effect, on these securities was $4,330,000 and was included in stockholders’ equity as accumulated other comprehensive income (loss). At December 31, 2014, the primary reason for the increase in accumulated other comprehensive income (loss) was due to market value fluctuations. In 2014, held-to-maturity securities decreased $16,000, or 1.5% to $1,056,000 after decreasing $1,489,000, or 58.1% in 2013. Table 6 provides data on the carrying value of the Corporation’s investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate an investment security.

The investment portfolio includes U.S. Treasury securities, U.S. Government corporations and agencies, corporate debt obligations, mortgage-backed securities, and obligations of state and political subdivisions, both tax-exempt and taxable. Marketable equity securities consists of common stock investments in other commercial banks and bank holding companies.

Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on the Corporation’s Consolidated Statements of Income. As of December 31, 2014, the investment portfolio does not contain any off-balance sheet derivatives or trust preferred investments.

Table 6 — Investment Securities

(Dollars in thousands)

	December 31,
	2014		2013		2012
	Available	Held to	Available	Held to	Available	Held to
	for Sale[1]	Maturity[2]	for Sale[1]	Maturity[2]	for Sale[1]	Maturity[2]
U.S. Treasury securities	$11,378	$ ―	$ ―	$ ―	$ ―	$ ―
U. S. Government corporations and agencies	139,224	1,056	153,509	1,072	72,875	2,094
Obligations of state and political subdivisions	157,223	―	148,389	―	176,953	467
Corporate debt securities	37,786	―	49,265	―	44,507	―
Marketable equity securities	2,055	―	2,535	―	1,977	―
Total	$347,666	$1,056	$353,698	$1,072	$296,312	$2,561

1At fair value.

2At amortized cost.

The amortized cost and weighted average yield of securities, by contractual maturity, are shown below at December 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 7 ― Securities Maturity Table

(Dollars in thousands)

	December 31, 2014
	Available-For-Sale					Held-To-Maturity
		U.S. Government	Obligations			U.S. Government
		Corporations &	of State	Corporate	Marketable	Corporations &
	U.S. Treasury	Agencies	& Political	Debt	Equity	Agencies
	Securities	Obligations[1]	Subdivisions[2]	Securities	Securities[3]	Obligations[1]
Within 1 Year:
Amortized cost	$ ―	$ ―	$2,002	$1,000	$ ―	$1,000
Weighted average yield	―	―	3.74%	3.10%	―	0.74%

1 - 5 Years:
Amortized cost	11,356	―	12,852	1,442	―	56
Weighted average yield	1.50%	―	3.81%	2.79%	―	2.55%

5 - 10 Years:
Amortized cost	―	21,564	56,987	36,057	―	―
Weighted average yield	―	2.13%	3.33%	2.71%	―	―

After 10 Years:
Amortized cost	―	116,828	79,724	―	1,208	―
Weighted average yield	―	2.41%	5.56%	―	4.58%	―

Total:
Amortized cost	$11,356	$138,392	$151,565	$38,499	$1,208	$1,056
Weighted average yield	1.50%	2.37%	4.55%	2.72%	4.58%	0.83%

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

3Marketable equity securities are not considered to have defined maturities and are included in the after ten year category.

LOANS

Total loans increased to $487,461,000 as of December 31, 2014, as compared to a balance of $446,518,000 as of December 31, 2013. In 2014, the Corporation set aggressive asset growth goals to combat the challenging rate environment. Table 8 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased $40,943,000, or 9.2% in 2014 compared to an increase of $13,622,000, or 3.1% in 2013.

Increasing demand for borrowing by both individuals and businesses accounted for the 9.2% increase in the loan portfolio from December 31, 2013 to December 31, 2014. The Commercial and Industrial portfolio increased $3,827,000 to $64,527,000 as of December 31, 2014, as compared to $60,700,000 at December 31, 2013. The nominal increase in the Commercial and Industrial portfolio (which includes tax-free commercial and industrial loans) was attributed to new loan originations totaling $29,433,000 offset by loan payoffs of $26,126,000, combined with other typical fluctuations in the loan portfolio. The Commercial Real Estate loan portfolio increased $28,460,000 to $253,884,000 as of December 31, 2014, as compared to $225,424,000 at December 31, 2013. The increase was mainly the result of $53,872,000 in new loan originations, offset by $13,268,000 in loan payoffs combined with other typical payment amortization in the Commercial Real Estate loan portfolio. Residential Real Estate loans increased $8,879,000 to $163,282,000 as of December 31, 2014, as compared to $154,403,000 at December 31, 2013. The increase was the result of new originations totaling $30,949,000 offset by loan payoffs of $16,943,000 combined with other typical payment amortization in the Residential Real Estate loan portfolio. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $318,411,000, of which $253,884,000 or 52.1% of gross loans was secured by commercial real estate.

The largest relationship is comprised of various real estate entities with a mutual owner who began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $13,168,000 at December 31, 2014. The individual owns a diverse mix of real estate entities which specialize in construction/development projects, leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $7,718,000 in long term debt, a construction mortgage of $4,450,000, and a $1,000,000 line of credit. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The second largest relationship consists of a real estate development/holding company that was established in 2006 to construct a multi-tenant medical complex, as well as the medical-related entities that operate out of the complex. The relationship had outstanding loan balances and unused commitments of $9,004,000 at December 31, 2014. The debt is comprised of $8,287,000 in term debt, $450,000 in lines of credit, and $267,000 in available credit on a real estate term loan. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The third largest relationship consists of a municipality founded in 1816 consisting of 35 square miles. According to township officials, the population has been increasing steadily since 2001 and is currently in excess of 11,000 people. In 2012, the township completed its $74,000,000 sewer expansion project. The relationship had outstanding balances and unused commitments of $8,521,000 at December 31, 2014, which consists entirely of term debt. The loans are secured by project receivables and the full faith, credit, and taxing power of the township.

The fourth largest relationship is comprised of several first lien mortgages relating to office and professional rental properties and a planned residential community. The principal and related companies have been involved in real estate development since 1974 and have successfully developed residential communities, medical office facilities, and professional office facilities. The entire relationship is secured by a combination of first lien mortgages and the assignment of rents from income producing properties. At December 31, 2014, the relationship had outstanding loan balances and unused commitments of $8,456,000 after participation shares sold of $619,000. The debt is comprised of $6,270,000 in long term debt and a $2,186,000 letter of credit.

The fifth largest relationship consists of a portion of a large participation loan to a private college. The college was founded in 1946 and offers various academic majors and a variety of student clubs and activities. The proceeds of the participation loan are to be allocated to refinance outstanding bonds, to refinance a line of credit used to renovate dormitories and classroom space, and to purchase an apartment complex to be used for student housing. At December 31, 2014, the relationship had outstanding loan balances and unused commitments of $8,000,000, which consists of the outstanding balances of two tax-free loans. The loans are secured by business assets of the college.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $468,233,000 or 96.1% of gross loans are graded Pass; $11,596,000 or 2.4% are graded Special Mention; $7,142,000 or 1.5% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Commercial and Industrial non-pass grades decreased to $68,000 as of December 31, 2014, compared to $86,000 as of December 31, 2013. The $18,000 decrease was mainly the result of loan payments totaling $28,000 and three unrelated non-pass grade loans closed during the year totaling $8,000, offset against the addition of three unrelated loans to non-pass grades during 2014 totaling $18,000. Commercial Real Estate non-pass grades increased to $16,480,000 as of December 31, 2014, compared to $5,499,000 as of December 31, 2013. The $10,981,000 increase in Commercial Real Estate was mainly the result of the addition of twenty loans belonging to nine different loan relationships to non-pass grades during 2014 totaling $12,484,000, net against loan payments totaling $133,000, four non-pass grade loans belonging to three different relationships closed during the year totaling $690,000, five non-pass grade loans belonging to two different relationships charged-off totaling $424,000, three unrelated non-pass grade loans charged-down totaling $158,000, and one loan in the amount of $98,000 upgraded to pass grade status during 2014. The Residential Real Estate and Consumer non-pass grades increased to $2,190,000 at December 31, 2014, compared to $1,113,000 as of December 31, 2013. The $1,077,000 increase was mainly due to the addition of fourteen unrelated loans to non-pass grades totaling $1,525,000 and disbursements made on one non-pass grade loan totaling $9,000, net against loan payments totaling $32,000, a charge-down on one non-pass grade loan totaling $15,000, five non-pass grade loans belonging to four different relationships charged-off totaling $364,000, and one loan in the amount of $46,000 upgraded to pass grade status during 2014.

The increase in Commercial Real Estate non-pass grade loans was mainly the result of the downgrade of thirteen loans. Two loans totaling $6,568,000 are with a real estate development company for a multi-tenant housing project that has completed construction but has a very low occupancy rate. Despite the low occupancy rate, the borrower continues to perform. One loan of $3,896,000 is with a real estate development company. The weak real estate market has hindered the process of the development plans and expected sales have not materialized; however, the borrower remains strong and continues to perform. Two of the loans totaling $818,000 are with a single individual for an amusement and recreation facility that has experienced significant losses due to flood damage. The facility was renovated and reopened and is experiencing a weak recovery. Eight loans totaling $607,000 are with a single individual for various multi-tenant housing projects. Unpaid real estate taxes and municipal liens have had a negative impact on the relationship. Despite the circumstances, the borrower continues to perform.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Table 8 — Loans

(Dollars in thousands)	December 31,
	2014	2013	2012	2011	2010
Commercial and Industrial	$64,527	$60,700	$54,071	$39,686	$40,529
Commercial Real Estate	253,884	225,424	225,173	238,186	228,761
Residential Real Estate	163,282	154,403	147,011	130,718	131,981
Consumer	5,278	5,614	6,473	7,429	8,781
Gross Loans	486,971	446,141	432,728	416,019	410,052
Add (deduct): Unearned discount and	(40)	(87)	(170)	(331)	(675)
Net deferred loan fees and costs	530	464	338	307	274
Total Loans	$487,461	$446,518	$432,896	$415,995	$409,651

The Corporation’s maturity and rate sensitivity information related to the loan portfolio is summarized in Table 9.

Table 9 ― Loan Maturity and Interest Sensitivity

Loans by Maturity

(Dollars in thousands)

	December 31, 2014
		After One Year
	One Year	Through	After
	and Less	Five Years	Five Years	Total
Commercial and Industrial	$11,904	$13,631	$39,121	$64,656
Commercial Real Estate	22,178	34,214	197,530	253,922
Residential Real Estate	792	10,400	152,361	163,553
Consumer	2,020	3,255	55	5,330
Total	$36,894	$61,500	$389,067	$487,461

Loans by Repricing Opportunity

(Dollars in thousands)

	December 31, 2014
		After One Year
	One Year	Through	After
	and Less	Five Years	Five Years	Total
Commercial and Industrial	$21,637	$26,771	$16,248	$64,656
Commercial Real Estate	47,696	187,154	19,072	253,922
Residential Real Estate	7,068	9,390	147,095	163,553
Consumer	2,065	3,210	55	5,330
Total	$78,466	$226,525	$182,470	$487,461

Loans with a fixed interest rate	$8,859	$41,345	$166,268	$216,472
Loans with a variable interest rate	69,607	185,180	16,202	270,989
Total	$78,466	$226,525	$182,470	$487,461

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2014, the allowance for loan losses was $6,390,000 as compared to $6,519,000 as of December 31, 2013. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Table 10 contains an analysis of the allowance for loan losses indicating charge-offs and recoveries by year. In 2014 and 2013, net charge-offs as a percentage of average loans were 0.1%, compared to 0.4% in 2012. Net charge-offs amounted to $562,000 in 2014, $625,000 in 2013, and $1,757,000 in 2012. During the year ended December 31, 2014, charge-offs decreased primarily in the Residential Real Estate portfolio due to fewer borrowers defaulting on credit obligations, the Corporation’s diligent collection efforts, and the improving economy. These factors also contributed to a significantly decreased balance in charge-offs in the Commercial Real Estate category in 2013 and 2014 as compared to 2012. Charge-offs in the Residential Real Estate category were $209,000 in 2014 compared to $348,000 and $404,000 in 2013 and 2012, respectively, and charge-offs in the Commercial Real Estate category were $328,000 in 2014 compared to $290,000 in 2013 and $1,077,000 in 2012.

For the year ended December 31, 2014, the provision for loan losses was $433,000 as compared to $1,372,000 for 2013 and $1,600,000 for 2012. The net effect of the provision, charge-offs and recoveries decreased the year-end allowance for loan losses to $6,390,000 of which 8.5% was attributed to the Commercial and Industrial component, 49.7% attributed to the Commercial Real Estate component, 30.2% attributed to the Residential Real Estate component (primarily residential mortgages), 1.7% attributed to the Consumer component, and 9.9% being the unallocated component (refer to the activity in Note 4 ― Loans and Allowance for Loan Losses on page 68). The Corporation determined that the provision for loan losses made during 2014 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2014.

Table 10 — Analysis of Allowance for Loan Losses

(Dollars in thousands)	Years Ended December 31,
	2014	2013	2012	2011	2010
Balance at beginning of period	$6,519	$5,772	$5,929	$5,701	$5,322
Charge-offs:
Commercial and Industrial	107	17	264	485	389
Commercial Real Estate	328	290	1,077	968	1,585
Residential Real Estate	209	348	404	218	193
Consumer	47	39	87	98	95
	691	694	1,832	1,769	2,262
Recoveries:
Commercial and Industrial	31	24	23	28	38
Commercial Real Estate	81	31	22	51	13
Residential Real Estate	14	5	1	2	1
Consumer	3	9	29	16	14
	129	69	75	97	66

Net charge-offs	562	625	1,757	1,672	2,196
Additions charged to operations	433	1,372	1,600	1,900	2,575
Balance at end of period	$6,390	$6,519	$5,772	$5,929	$5,701

Ratio of net charge-offs during the period to average loans outstanding during the period	0.1%	0.1%	0.4%	0.4%	0.5%
Allowance for loan losses to average loans outstanding during the period	1.36%	1.49%	1.36%	1.44%	1.39%

It is the policy of management and the Corporation’s Board of Directors to make a provision for both identified and unidentified losses inherent in its loan portfolio. A provision for loan losses is charged to operations based upon an evaluation of the potential losses in the loan portfolio. This evaluation takes into account such factors as portfolio concentrations, delinquency trends, trends of impaired loans, economic conditions, and other relevant factors.

The loan review process, which is conducted quarterly, is an integral part of the Bank’s evaluation of the loan portfolio. A detailed quarterly analysis to determine the adequacy of the Corporation’s allowance for loan losses is reviewed by the Board of Directors.

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.36% in 2014, 1.49% in 2013 and 1.36% in 2012.

Table 11 sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percentage of loans in each category to total loans receivable at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses that may occur within the loan category, since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

Table 11 — Allocation of Allowance for Loan Losses

(Dollars in thousands)	December 31,
	2014	%*	2013	%*	2012	%*	2011	%*	2010	%*
Commercial and Industrial	$542	9.4	$776	13.6	$573	11.4	$489	9.1	$565	11.4
Commercial Real Estate	3,176	55.2	3,320	58.1	2,837	56.6	3,507	65.4	2,769	55.8
Residential Real Estate	1,928	33.5	1,565	27.4	1,524	30.4	1,228	22.9	1,501	30.3
Consumer	107	1.9	53	0.9	80	1.6	137	2.6	123	2.5
Unallocated	637	N/A	805	N/A	758	N/A	568	N/A	743	N/A
	$6,390	100.0	$6,519	100.0	$5,772	100.0	$5,929	100.0	$5,701	100.0

*Percentage of allocation in each category to total allocations in the Allowance for Loan Loss Analysis, excluding unallocated.

NON-PERFORMING ASSETS

Table 12 details the Corporation’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Corporation would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $4,039,000 as of December 31 2014 as compared to $4,349,000 as of December 31, 2013. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates have increased, while property values have declined in some markets. Non-accrual loans totaled $3,974,000 as of December 31, 2014 as compared to $3,551,000 as of December 31, 2013. Foreclosed assets held for resale decreased to $55,000 as of December 31, 2014 from $480,000 as of December 31, 2013. Loans past-due 90 days or more and still accruing interest amounted to $10,000 as of December 31, 2014 as compared to $318,000 as of December 31, 2013. At December 31, 2014, Loans past-due 90 days or more and still accruing interest consisted of two Residential Real Estate loans, which are deemed to be well secured by collateral and are in the process of collection. Non-performing assets to total loans was 0.8% as of December 31, 2014 compared to 1.0% at December 31, 2013. Non-performing assets to total assets was 0.4% as of December 31, 2014 compared to 0.5% at December 31, 2013. The allowance for loan losses to total non-performing assets was 158.2% as of December 31, 2014 as compared to 149.9% as of December 31, 2013. Additional detail can be found in Table 12 – Non-Performing Assets and Impaired Loans and the Loan Receivables on Non-Accrual Status table in Note 4 ― Loans and Allowance for Loan Losses. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $2,477,000 at December 31, 2014, $1,183,000 at December 31, 2013 and $3,236,000 at December 31, 2012.

Impaired loans were $7,044,000 at December 31, 2014 and $5,974,000 at December 31, 2013. The largest impaired loan relationship at December 31, 2014 consisted of a purchased participation loan secured by commercial real estate. The Corporation’s participation share of the loan was $1,413,000. The collateral evaluation at December 31, 2014 carried a value of $5,787,000, after considering estimated appraisal adjustments and cost to sell of 40% and considering the total participation outstanding note balance, resulting in the Corporation’s specific allocation of $0. At December 31, 2014, the second largest impaired loan relationship was represented by one performing loan carrying a balance of $817,000 secured by commercial real estate. The discounted cash flow evaluation at December 31, 2014 resulted in a specific allocation of $0. The third largest impaired loan relationship at December 31, 2014 was represented by two performing loans carrying a balance of $672,000 secured by commercial real estate. The discounted cash flow evaluation at December 31, 2014 resulted in a specific allocation of $1,000. The estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $7,044,000 in impaired loans at December 31, 2014, none were located outside the Corporation’s primary market area.

Loans categorized as TDRs carried an unpaid balance of $4,708,000 as of December 31, 2014 as compared to $3,961,000 as of December 31, 2013. The increase was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio resulting in the identification of additional loans classified as TDRs. Of the twenty-four restructured loans at December 31, 2014, three loans are classified in the Commercial and Industrial portfolio, twenty loans are classified in the Commercial Real Estate portfolio, and one loan is classified in the Consumer portfolio. At December 31, 2014, five Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,087,000 were not in compliance with the terms of their restructure, compared to December 31, 2013 when three Commercial Real Estate loans classified as TDRs with a combined recorded investment of $386,000 were not in compliance with the terms of their restructure. The troubled debt restructurings at December 31, 2014 consisted of five interest rate modifications, six term modifications beyond the original stated term, and thirteen payment modifications. As of December 31, 2014, specific allocations of $27,000 were attributable to the TDRs. There were no unfunded commitments on TDRs at December 31, 2014 and 2013.

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

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2015. Excluding the assets disclosed in Table 12 – Non-Performing Assets and Impaired Loans and the Troubled Debt Restructurings section in Note 4 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2014, 2013, and 2012 management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 12 — Non-Performing Assets and Impaired Loans

(Dollars in thousands)	December 31,
	2014	2013	2012
Non-performing assets
Non-accrual loans	$3,974	$3,551	$2,363
Foreclosed assets held for resale	55	480	468
Loans past-due 90 days or more and still accruing interest	10	318	952
Total non-performing assets	$4,039	$4,349	$3,783

Impaired loans
Non-accrual loans	$3,974	$3,551	$2,363
Accruing TDRs	3,070	2,423	―
Total impaired loans	7,044	5,974	2,363
Allocated allowance for loan losses	(119)	(140)	(223)
Net investment in impaired loans	$6,925	$5,834	$2,140

Impaired loans with a valuation allowance	$1,086	$275	$463
Impaired loans without a valuation allowance	5,958	5,699	1,900
Total impaired loans	$7,044	$5,974	$2,363

Allocated valuation allowance as a percent of impaired loans	1.7%	2.3%	9.4%
Impaired loans to total loans	1.4%	1.3%	0.6%
Non-performing assets to total loans	0.8%	1.0%	0.9%
Non-performing assets to total assets	0.4%	0.5%	0.5%
Allowance for loan losses to impaired loans	90.7%	109.1%	244.3%
Allowance for loan losses to total non-performing assets	158.2%	149.9%	152.6%

Real estate mortgages comprise 85.6% of the loan portfolio as of December 31, 2014, as compared to 85.1% as of December 31, 2013. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Consumer and commercial retail deposits are attracted primarily by the Bank’s eighteen full service office locations and through its internet banking presence. The Bank offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Bank regularly reviews competing financial institutions interest rates, especially when establishing interest rates on certificates of deposit.

Deposits decreased by $28,513,000, or 4.1% for the year ending December 31, 2014. This decrease compares unfavorably to a deposit increase of $81,241,000, or 13.3% in 2013. Two factors were responsible for the change in deposits from 2013 to 2014. One large municipal depositor had significantly lower balances as of December 31, 2014 when compared to December 31, 2013. Additionally, the Bank chose to reduce certificate of deposit balances by lowering interest rate offerings. The overall increase in deposits in 2013 of $81,241,000 was due in large part to the attraction of several municipal accounts.

Total borrowings were $138,462,000 as of December 31, 2014, compared to $108,662,000 on December 31, 2013. During 2014, long-term borrowings increased from $40,429,000 to $65,339,000. The increase in long-term borrowings occurred in order to sustain growth in the Bank’s loan portfolio and to secure financing at low market rates. In 2013, long-term borrowings decreased from $44,520,000 to $40,429,000. This decrease was primarily due to the maturity of one individual term note with FHLB and the early pre-payment of an additional borrowing at FHLB. Long-term borrowings are typically FHLB term borrowings with a maturity of one year or more.

Short-term borrowings were also used to sustain loan growth and to offset the decrease in deposits. Short-term debt increased from $68,233,000 in 2013 to $73,123,000 as of December 31, 2014. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset seasonal fluctuations in deposits.

In connection with FHLB borrowings, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

The following table shows information about the Corporation’s short-term borrowings as of December 31, 2014 and 2013.

Table 13 ― Short-Term Borrowings

(Dollars in thousands)	2014			2013
			Maximum			Maximum
	Month		Month	Month		Month
	End	Average	End	End	Average	End
	Balance	Balance	Balance	Balance	Balance	Balance
Federal funds purchased	$ ―	$2	$ ―	$ ―	$ ―	$ ―
Securities sold under agreements to repurchase	16,730	16,936	18,908	16,261	18,753	22,516
Federal Discount Window	―	5	―	―	―	―
Federal Home Loan Bank	56,393	58,514	93,125	51,972	11,050	51,972
	$73,123	$75,457	$112,033	$68,233	$29,803	$74,488

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on investment securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income (loss), may increase or decrease total equity capital. The total net increase in capital was $9,920,000 in 2014 after a decrease of $6,979,000 in 2013. The increase in equity capital in 2014 was due to the retention of $4,396,000 in earnings, the issuance of new shares through the Corporation’s Dividend Reinvestment Program (“DRIP”) amounting to $1,140,000 and the increase in accumulated other comprehensive income (loss) due to market fluctuations. The decrease in equity capital in 2013 related to a significant decrease in accumulated other comprehensive income (loss) due to market fluctuations.

The Corporation had 235,149 shares of common stock as treasury stock as of December 31, 2014 and 2013, at a cost of $5,823,000.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 9.90% for 2014, 10.12% for 2013, and 10.19% for 2012. Refer to Performance Ratios on page 22 — Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 14 reflects risk-based capital ratios and the leverage ratio for the Bank. The Bank’s leverage ratio was 8.63% at December 31, 2014 and 8.56% at December 31, 2013.

The Bank has consistently maintained regulatory capital ratios at or above the “well capitalized” standards. To be categorized as “well capitalized”, the Bank must maintain minimum Tier 1 Risk-Based capital, Total Risk-Based capital and Tier 1 Leverage ratios of 4.0%, 8.0% and 4.0%, respectively. For additional information on capital ratios, see Note 15 — Regulatory Matters. As Table 14 indicates, the risk-based capital ratios for the Bank increased over the prior year. The risk-based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk-based capital ratio is credit risk exposure associated with off-balance sheet contracts and commitments.

Table 14 — Capital Ratios

	December 31,
	2014	2013
Risk-Based Capital:
Tier 1 risked-based capital ratio	13.92%	13.19%
Total risk-based capital ratio (Tier 1 and Tier 2)	15.07%	14.36%
Leverage Ratio:
Tier 1 capital to average assets	8.63%	8.56%

The Corporation’s capital ratios are not materially different than those of the Bank

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

Table 15 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2014.

Table 15 — Contractual Obligations

(Dollars in thousands)
	Less than	1 - 3	4 -5	Over
December 31, 2014	1 Year	Years	Years	5 Years	Total

Time deposits	$91,231	$57,498	$46,454	$6,473	$201,656
Securities sold under agreement to repurchase	16,730	―	―	―	16,730
Short-term borrowings	56,393	―	―	―	56,393
Long-term borrowings	―	15,000	43,000	7,000	65,000
Operating lease obligations	172	287	178	2,648	3,285
Capital lease obligations	107	232	―	―	339
	$164,633	$73,017	$89,632	$16,121	$343,403

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2014, the Corporation had unfunded outstanding commitments to extend credit of $84,983,000 and outstanding standby letters of credit of $6,322,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 16 — Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 16 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2014. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 16 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2014 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Table 16 — Interest Rate Sensitivity Analysis

(Dollars in thousands)
	December 31, 2014
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total

Assets	$160,281	$381,143	$283,842	$87,087	$912,353

Liabilities/Stockholders’ Equity	201,075	445,737	157,426	108,115	912,353

Interest Rate Sensitivity Gap	$(40,794)	$(64,594)	$126,416	$(21,028)

Cumulative Gap	$(40,794)	$(105,388)	$21,028	―

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

Table 17 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 3.8%, 8.2% and 13.2% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 4.1% and 9.8% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years 2014 and 2013, the cost of interest-bearing liabilities averaged 0.64% and 0.77%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 3.97% and 4.36%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At December 31, 2014, the 100 and 200 basis point immediate decreases in rates are estimated to affect tax-adjusted net present value with a decrease of 2.0% and 8.0%, respectively. Additionally, tax-adjusted net present value is projected to decrease 4.0%, 9.0%, and 17.4% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are below the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Table 17 — Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(13.2)%
+200 bp Shock vs. Stable Rate	(8.2)%
+100 bp Shock vs. Stable Rate	(3.8)%
Flat rate	0.0%
‒100 bp Shock vs. Stable Rate	(4.1)%
‒200 bp Shock vs. Stable Rate	(9.8)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(17.4)%
+200 bp Shock vs. Stable Rate	(9.0)%
+100 bp Shock vs. Stable Rate	(4.0)%
Flat rate	0.0%
‒100 bp Shock vs. Stable Rate	(2.0)%
‒200 bp Shock vs. Stable Rate	(8.0)%

Table 18 shows the quarterly results of operations for the Corporation for the years ended December 31, 2014 and 2013:

Table 18 — Quarterly Results of Operations (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
2014	March 31	June 30	September 30	December 31
Interest income	$7,633	$7,776	$7,815	$7,795
Interest expense	1,125	1,108	1,080	1,139
Net interest income	6,508	6,668	6,735	6,656
Provision for loan losses	133	200	100	―
Non-interest income	1,715	2,518	1,502	2,167
Non-interest expense	5,252	5,439	5,262	5,255
Income before income tax expense	2,838	3,547	2,875	3,568
Income tax expense	540	791	492	794
Net income	$2,298	$2,756	$2,383	$2,774

Basic and diluted earnings per share	$0.42	$0.50	$0.43	$0.49

(Dollars in thousands, except per share data)

	Three Months Ended
2013	March 31	June 30	September 30	December 31
Interest income	$7,844	$7,824	$7,668	$7,625
Interest expense	1,246	1,229	1,247	1,232
Net interest income	6,598	6,595	6,421	6,393
Provision for loan losses	400	200	133	639
Non-interest income	1,452	3,765	1,397	1,191
Non-interest expense	4,681	5,323	4,967	4,971
Income before income tax expense	2,969	4,837	2,718	1,974
Income tax expense	443	965	563	254
Net income	$2,526	$3,872	$2,155	$1,720

Basic and diluted earnings per share	$0.47	$0.70	$0.39	$0.31

Critical Accounting Estimates

The Corporation has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Corporation has applied those policies in a consistent manner.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require that the Corporation make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical or other factors believed to be reasonable under the circumstances. The Corporation evaluates these estimates and assumptions on an ongoing basis and may retain outside consultants, lawyers and actuaries to assist in its evaluation. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments.

The Corporation considers three accounting policies to be critical because they involve the most significant judgments and estimates used in preparation of its consolidated financial statements. The three policies are the determination of other-than-temporary impairment of securities, the determination of the allowance for loan losses, and the potential impairment of goodwill and core deposit intangibles.

Other-Than-Temporary Impairment of Securities. Valuations for the investment portfolio are determined using quoted market prices, where available. If quoted market prices are not available, investment valuation is based on pricing models, quotes for similar investment securities, and observable yield curves and spreads. In addition to valuation, management must assess whether there are any declines in value below the carrying value of the investments that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of the loss in the Corporation’s Consolidated Statements of Income.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Corporation’s Consolidated Balance Sheets.

Goodwill and Core Deposit Intangibles. Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of September 30, 2014. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 7 hereof.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

First Keystone Corporation

Berwick, Pennsylvania

We have audited the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary (the “Company”) as of December 31, 2014 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Keystone Corporation and Subsidiary at December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

We have audited the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary as of December 31, 2013 and December 31, 2012 and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2013. First Keystone Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Corporation and Subsidiary as of December 31, 2013, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Williams & Co., LLP

Kingston, Pennsylvania

March 14, 2014

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31,
	2014	2013
ASSETS
Cash and due from banks	$7,543	$8,257
Interest-bearing deposits in other banks	424	22,366
Total cash and cash equivalents	7,967	30,623
Time deposits with other banks	1,482	―
Investment securities available-for-sale	347,666	353,698
Investment securities held-to-maturity (fair value 2014 - $1,060; 2013 - $1,083)	1,056	1,072
Restricted investment in bank stocks	5,308	4,761
Loans	487,461	446,518
Allowance for loan losses	(6,390)	(6,519)
Net loans	481,071	439,999
Premises and equipment, net	20,871	21,516
Accrued interest receivable	3,313	3,616
Cash surrender value of bank owned life insurance	21,236	20,556
Investments in low-income housing partnerships	1,130	1,289
Goodwill	19,133	19,133
Core deposit intangible, net	122	395
Foreclosed assets held for resale	55	480
Deferred income taxes	―	2,080
Other assets	1,943	2,296
TOTAL ASSETS	$912,353	$901,514

LIABILITIES
Deposits:
Non-interest bearing	$96,530	$85,156
Interest bearing	565,032	604,919
Total deposits	661,562	690,075
Short-term borrowings	73,123	68,233
Long-term borrowings	65,339	40,429
Accrued interest payable	399	392
Deferred income taxes	211	―
Other liabilities	5,448	6,034
TOTAL LIABILITIES	806,082	805,163

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2014 and 2013; issued 0 in 2014 and 2013	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2014 and 2013; issued 5,802,521 in 2014 and 5,756,474 in 2013; outstanding 5,567,372 in 2014 and 5,521,325 in 2013	11,605	11,513
Surplus	32,674	31,626
Retained earnings	63,485	59,089
Accumulated other comprehensive income (loss)	4,330	(54)
Treasury stock, at cost, 235,149 shares in 2014 and 2013	(5,823)	(5,823)

TOTAL STOCKHOLDERS’ EQUITY	106,271	96,351
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$912,353	$901,514

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Years Ended December 31,
	2014	2013	2012
INTEREST INCOME
Interest and fees on loans	$20,545	$20,471	$22,599
Interest and dividend income on investment securities:
Taxable	7,781	6,843	7,956
Tax-exempt	2,366	3,533	4,309
Dividends	69	61	62
Dividend income on restricted investment in bank stocks	252	35	9
Interest on interest-bearing deposits in other banks	6	18	1
Total interest income	31,019	30,961	34,936
INTEREST EXPENSE
Interest on deposits	2,953	3,623	4,556
Interest on short-term borrowings	215	105	118
Interest on long-term borrowings	1,284	1,226	1,840
Total interest expense	4,452	4,954	6,514
Net interest income	26,567	26,007	28,422
Provision for loan losses	433	1,372	1,600
Net interest income after provision for loan losses	26,134	24,635	26,822
NON-INTEREST INCOME
Trust department	921	841	746
Service charges and fees	1,614	1,402	1,205
Bank owned life insurance income	680	687	723
ATM fees and debit card income	1,123	1,000	977
Gains on sales of mortgage loans	284	618	1,016
Net investment securities gains	2,756	2,900	813
Other	524	357	395
Total non-interest income	7,902	7,805	5,875
NON-INTEREST EXPENSE
Salaries and employee benefits	11,475	10,929	10,413
Occupancy, net	1,677	1,523	1,405
Furniture and equipment	585	641	586
Computer expense	1,072	1,062	1,063
Professional services	615	534	607
Pennsylvania shares tax	635	782	762
FDIC insurance	505	422	486
ATM and debit card fees	578	529	469
Data processing fees	300	―	―
Foreclosed assets held for resale expense	80	41	654
Advertising	569	441	336
FHLB prepayment penalties	―	345	811
Other	3,117	2,693	2,929
Total non-interest expense	21,208	19,942	20,521
Income before income tax expense	12,828	12,498	12,176
Income tax expense	2,617	2,225	2,006
NET INCOME	$10,211	$10,273	$10,170
PER SHARE DATA
Net income per share:
Basic	$1.84	$1.87	$1.86
Diluted	1.84	1.87	1.86
Dividends per share	1.05	1.04	1.01

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012

Net Income	$10,211	$10,273	$10,170

Other comprehensive income (loss):
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $3,192, $(5,439) and $2,762, respectively	6,191	(10,668)	5,308

Less reclassification adjustment for net gains included in net income, net of income taxes of $(949), $(986) and $(276), respectively (a) (b)	(1,807)	(1,914)	(537)

Total other comprehensive income (loss)	4,384	(12,582)	4,771

Total Comprehensive Income (Loss)	$14,595	$(2,309)	$14,941

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2014, 2013 and 2012

(Dollars in thousands, except per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2012	5,687,767	$11,375	$30,157	$49,872	$7,757	$(6,069)	$93,092
Net Income				10,170			10,170
Other comprehensive income, net of taxes					4,771		4,771
Issuance of common stock under dividend reinvestment and stock purchase plans	29,633	60	568			179	807
Dividends - $1.01 per share				(5,510)			(5,510)
Balance at December 31, 2012	5,717,400	11,435	30,725	54,532	12,528	(5,890)	103,330

Net Income				10,273			10,273
Other comprehensive loss, net of taxes					(12,582)		(12,582)
Issuance of common stock under dividend reinvestment and stock purchase plans	39,074	78	901			67	1,046
Dividends - $1.04 per share				(5,716)			(5,716)
Balance at December 31, 2013	5,756,474	11,513	31,626	59,089	(54)	(5,823)	96,351

Net Income				10,211			10,211
Other comprehensive income, net of taxes					4,384		4,384
Issuance of common stock under dividend reinvestment plan	46,047	92	1,048				1,140
Dividends - $1.05 per share				(5,815)			(5,815)
Balance at December 31, 2014	5,802,521	$11,605	$32,674	$63,485	$4,330	$(5,823)	$106,271

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$10,211	$10,273	$10,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	433	1,372	1,600
Depreciation and amortization	1,626	1,530	1,225
Net premium amortization on investment securities	1,591	1,812	451
Deferred income tax expense (benefit)	46	(260)	(195)
Gains on sales of mortgage loans	(284)	(618)	(1,016)
Proceeds from sales of mortgage loans originated for resale	11,256	26,271	31,748
Originations of mortgage loans originated for resale	(12,141)	(25,721)	(34,783)
Gains on sales of investment securities	(2,756)	(2,900)	(813)
(Gains) losses on sales of foreclosed real estate held for resale, including write-downs	(28)	(70)	189
Decrease in accrued interest receivable	303	444	315
Earnings on investment in bank owned life insurance	(680)	(687)	(723)
Losses on disposals of premises and equipment	30	147	―
Decrease (increase) in other assets	375	846	(31)
Increase (decrease) in accrued interest payable	7	(2,836)	45
(Decrease) increase in other liabilities	(2,913)	2,618	(229)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,076	12,221	7,953

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	195,847	79,981	49,235
Proceeds from maturities and redemptions of investment securities available-for-sale	37,443	43,944	34,686
Purchases of investment securities available-for-sale	(217,140)	(196,281)	(43,781)
Proceeds from maturities and redemptions of investment securities held-to-maturity	16	1,486	34
Net increase in time deposits with other banks	(1,482)	―	―
Net change in restricted investment in bank stocks	(547)	122	306
Net increase in loans	(40,513)	(14,528)	(15,335)
Purchases of premises and equipment	(664)	(3,356)	(7,414)
Proceeds from sales of foreclosed assets held for resale	715	492	936
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(26,325)	(88,140)	18,667

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(28,513)	81,241	(15,515)
Net increase in short-term borrowings	4,890	13,164	24,187
Proceeds from long-term borrowings	30,000	10,000	10,000
Repayment of long-term borrowings	(5,090)	(14,091)	(29,819)
Common stock issued	1,121	981	693
Proceeds from issuance of treasury stock	―	43	85
Dividends paid	(5,815)	(5,716)	(5,510)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,407)	85,622	(15,879)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,656)	9,703	$10,741
CASH AND CASH EQUIVALENTS, BEGINNING	30,623	20,920	10,179
CASH AND CASH EQUIVALENTS, ENDING	$7,967	$30,623	$20,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,445	$5,090	$6,771
Income taxes paid	2,324	1,916	2,427
Loans transferred to foreclosed assets held for resale	262	434	812

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of First Keystone Corporation and Subsidiary (the “Corporation”) are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to common practices within the banking industry. The more significant accounting policies follow:

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

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, trust and mortgage banking operations of the Corporation. As such, discrete financial information is not available and segment reporting would not be meaningful.

Significant Concentrations of Credit Risk

The majority of the Corporation’s activities involve customers located primarily in Columbia, Luzerne, Montour and Monroe counties in Pennsylvania. The types of securities in which the Corporation invests are presented in Note 3 – Investment Securities. Credit risk as it relates to investment activities is moderated through the monitoring of ratings and geographic concentrations residing in the portfolio and the observance of minimum rating levels in the investment policy. Note 4 – Loans and Allowance for Loan Losses summarizes the types of lending in which the Corporation engages. The inherent risks associated with lending activities are mitigated by adhering to conservative underwriting practices and policies, as well as portfolio diversification and thorough monitoring of the loan portfolio. It is management’s opinion that the investment and loan portfolios were well balanced at December 31, 2014, to the extent necessary to avoid any significant concentrations of credit risk.

Use of Estimates

The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Material estimates that are particularly susceptible to significant changes include the determination of other-than-temporary impairment on securities, the determination of the allowance for loan losses, and the potential impairment of goodwill and core deposit intangibles.

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2014, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Cash and Cash Equivalents

For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation considers cash classified as interest-bearing deposits with other banks as a cash equivalent since they are represented by cash accounts essentially on a demand basis and mature within one year. Federal funds are also included as a cash equivalent because they are generally purchased and sold for one-day periods.

Time Deposits with Other Banks

Time deposits with other banks consist of fully insured certificates of deposit in other banks with maturity dates between one and five years.

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

Restricted Investment in Bank Stocks

The Bank owns restricted stock investments in the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Central Bankers Bank (“ACBB”). These investments do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these investments are carried at cost. At December 31, 2014, the Corporation held $5,273,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2013, the Corporation held $4,726,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Management evaluates the restricted investment in bank stocks for impairment on an annual basis. Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the cost of these investments rather than by recognizing temporary declines in value. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted investment in bank stocks; (i) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (ii) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the correspondent bank; and (iv) the liquidity position of the correspondent bank. Based on the analysis of these factors, management determined that no impairment charge was necessary related to the restricted investment in bank stocks during 2014, 2013 or 2012.

Loans

Net loans are stated at their outstanding unpaid principal balances, net of deferred fees or costs, unearned income and the allowance for loan losses. Interest on loans is recognized as income over the term of each loan, generally, by the accrual method. Loan origination fees and certain direct loan origination costs have been deferred with the net amount amortized using the straight line method or the interest method over the contractual life of the related loans as an interest yield adjustment.

Residential mortgage loans held for resale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse.

The loans receivable portfolio is segmented into commercial, residential and consumer loans. Commercial loans consist of the following classes: Commercial and Industrial and Commercial Real Estate.

Commercial and Industrial Lending

The Corporation originates commercial and industrial loans primarily to businesses located in its primary market area and surrounding areas. These loans are used for various business purposes, which include short-term loans and lines of credit to finance machinery and equipment, inventory and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Most business lines of credit are written on demand and are reviewed annually.

Commercial and industrial loans are generally secured with short-term assets; however, in many cases, additional collateral such as real estate is provided as additional security for the loan. Loan-to-value maximum thresholds have been established by the Corporation and are specific to the type of collateral. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, business financial statements, collateral appraisals, etc. Commercial and industrial loans are typically secured by personal guarantees of the borrower.

In underwriting commercial and industrial loans, an analysis is performed to evaluate the borrower's character and capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as the conditions affecting the borrower. Evaluation of the borrower's past, present and future cash flows is also an important aspect of the Corporation's analysis of the borrower’s ability to repay.

Commercial and industrial loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions. Commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from cash flows from the borrower’s primary business activities. As a result, the availability of funds for the repayment of commercial and industrial loans is dependent on the success of the business itself, which in turn, is likely to be dependent upon the general economic environment.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Commercial Real Estate Lending

The Corporation engages in commercial real estate lending in its primary market area and surrounding areas. The Corporation’s commercial real estate portfolio is secured primarily by commercial retail space, commercial office buildings, residential housing and hotels. Generally, commercial real estate loans have terms that do not exceed twenty years, have loan-to-value ratios of up to eighty percent of the value of the collateral property, and are typically secured by personal guarantees of the borrowers.

In underwriting these loans, the Corporation performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The value of the property is determined by either independent appraisers or internal evaluations by Bank officers.

Commercial real estate loans generally present a higher level of risk than residential real estate secured loans. Repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project and/or the effect of the general economic conditions on income producing properties.

Residential Real Estate Lending (Including Home Equity)

The Corporation’s residential real estate portfolio is comprised of one-to-four family residential mortgage loan originations, home equity term loans and home equity lines of credit. These loans are generated by the Corporation’s marketing efforts, its present customers, walk-in customers and referrals. These loans originate primarily within or with customers from the Corporation’s market area.

The Corporation’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. The Corporation offers fixed-rate mortgage loans with terms up to a maximum of twenty years for both permanent structures and those under construction. Generally, the majority of the Corporation’s residential mortgage loans originate with a loan-to-value of eighty percent or less, or those with primary mortgage insurance at ninety-five percent or less. Generally, home equity term loans are secured by the borrower’s primary residence with a maximum loan-to-value of eighty percent and a maximum term of fifteen years. Generally, home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of eighty percent and a maximum term of twenty years.

In underwriting one-to-four family residential mortgage loans, the Corporation evaluates the borrower’s ability to make monthly payments, the borrower’s repayment history and the value of the property securing the loan. The ability and willingness to repay is determined by the borrower’s employment history, current financial conditions and credit background. A majority of the properties securing residential real estate loans made by the Corporation are appraised by independent appraisers. The Corporation generally requires mortgage loan borrowers to obtain an attorney’s title opinion or title insurance and fire and property insurance, including flood insurance, if applicable.

Residential mortgage loans, home equity term loans and home equity lines of credit generally present a lower level of risk than consumer loans because they are secured by the borrower’s primary residence. Risk is increased when the Corporation is in a subordinate position, especially to another lender, for the loan collateral.

Consumer Lending

The Corporation offers a variety of secured and unsecured consumer loans, including vehicle loans, stock loans and loans secured by financial institution deposits. These loans originate primarily within or with customers from the market area.

Consumer loan terms vary according to the type and value of collateral and creditworthiness of the borrower. In underwriting personal loans, a thorough analysis is performed regarding the borrower’s willingness and financial ability to repay the loan as agreed. The ability to repay is determined by the borrower’s employment history, current financial condition and credit background.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Consumer loans may entail greater credit risk than residential real estate loans, particularly in the case of personal loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, repossessed collateral for a defaulted personal loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, personal loan collections are dependent on the borrower’s continuing financial stability and therefore, are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Commercial and Industrial and Commercial Real Estate loans are charged off in whole or in part when they become sufficiently delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or part of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Bank estimates the impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell.

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

Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may currently be performing. A loan may remain on accrual status if it is well secured (or supported by a strong guarantee) and in the process of collection. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against interest income. Certain non-accrual loans may continue to perform; that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny, and if performance continues, interest income may be recorded on a cash basis based on management's judgment as to collectability of principal.

Allowance for Loan Losses

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

The general component covers all other loans not identified as impaired and is based on historical losses and qualitative factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over a time period that management has determined represents the current credit cycle. Qualitative factors impacting each portfolio segment may include: delinquency trends, loan volume trends, Bank policy changes, management processes and oversight, economic trends (including change in consumer and business disposable incomes, unemployment and under-employment levels, and other conditions), concentrations by industry or product, internal and external loan review processes, collateral value and market conditions, and external factors including regulatory issues and competition.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Under current accounting standards, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s effective interest rate at inception or the fair value of the collateral for certain collateral dependent loans.

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

Loans modified in a troubled debt restructuring are considered impaired and may or may not be placed on non-accrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrates a period of performance according to the restructured terms of six months.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Bank utilizes a risk grading matrix as a tool for managing credit risk in the loan portfolio and assigns an asset quality rating (risk grade) to all Residential Real Estate, Consumer, Commercial and Industrial, and Commercial Real Estate borrowings. An asset quality rating is assigned using the guidance provided in the Bank’s loan policy. Primary responsibility for assigning the asset quality rating rests with the lender. The asset quality rating is validated periodically by both an internal and external loan review process.

The commercial loan grading system focuses on a borrower’s financial strength and performance, experience and depth of management, primary and secondary sources of repayment, the nature of the business and the outlook for the particular industry. Primary emphasis is placed on the financial condition and trends. The grade also reflects current economic and industry conditions; as well as other variables such as liquidity, cash flow, revenue/earnings trends, management strengths or weaknesses, quality of financial information, and credit history.

The loan grading system for Residential Real Estate and Consumer loans focuses on the borrower’s credit score and credit history, debt-to-income ratio and income sources, collateral position and loan-to-value ratio, as well as other variables such as current economic conditions, and individual strengths and weaknesses.

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

They are characterized by the distinct possibility that the Bank will sustain some loss if the aggregate amount of substandard assets is not fully covered by the liquidation of the collateral used as security. Substandard loans have a high probability of payment default; are inadequately protected by the current sound net worth, paying capacity of the borrower, or pledged collateral; and may have other well-defined weaknesses. Such assets require more intensive supervision by Bank Management.

Risk Grade 9 − DOUBTFUL (Non-Pass Category)

Generally, loans graded doubtful have all the weaknesses inherent in a substandard loan with the added factor that the weaknesses are pronounced to a point whereby the basis of current information, conditions, and values, collection or liquidation in full is deemed to be highly improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to strengthen the asset, its classification is deferred until, for example, a proposed merger, acquisition, liquidation procedure, capital injection, perfection of liens on additional collateral and/or refinancing plan is completed. Loans are graded doubtful if they contain weaknesses so serious that collection or liquidation in full is questionable.

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

Mortgage Servicing Rights

The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation may retain the right to service these loans. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The servicing asset is included in other assets in the Consolidated Balance Sheets. Gains or losses on sales of mortgage loans are recognized based on the differences between the selling price and the carrying value of the related mortgage loans sold.

Bank Owned Life Insurance

The cash surrender value of bank owned life insurance is carried as an asset, and changes in cash surrender value are recorded as non-interest income.

The Bank entered into agreements to provide post-retirement benefits to two retired employees in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Bank’s accrued liabilities for this benefit agreement as of December 31, 2014 and 2013 was $60,000 and $57,000, respectively. The related expense for this benefit agreement amounted to $3,000, $2,000 and $2,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Investments in Low-Income Housing Partnerships

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $230,000 in 2014, $267,000 in 2013, and $277,000 in 2012, and the amortization of the investments in the limited partnerships were $159,000, $191,000 and $183,000 in 2014, 2013 and 2012, respectively.

Goodwill and Core Deposit Intangibles

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has evaluated the goodwill included in its consolidated balance sheet at September 30, 2014, and has determined there was no impairment as of that date. In addition, the Corporation did not identify any impairment in 2013 or 2012. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired. The core deposit intangible is being amortized over the average life of the deposits acquired as determined by an independent third party. Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party. The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing. The core deposit intangible is subject to impairment testing whenever events or changes in circumstances indicate its carrying amount may not reflect its benefit.

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and if fair value less costs to sell declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in non-interest expense on the Consolidated Statements of Income.

Income Taxes

The Corporation accounts for income taxes in accordance with income tax accounting guidance FASB ASC Topic 740, Income Taxes.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Current income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Corporation determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Corporation accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

The Corporation recognizes interest and penalties on income taxes, if any, as a component of income tax expense.

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

(In thousands, except earnings per share)

	Year Ended December 31,
	2014	2013	2012
Net income	$10,211	$10,273	$10,170
Weighted-average common shares outstanding	5,538	5,481	5,455
Basic earnings per share	$1.84	$1.87	$1.86

Weighted-average common shares outstanding	5,538	5,481	5,455
Common stock equivalents due to effect of stock options	4	5	12
Total weighted-average common shares and equivalents	5,542	5,486	5,467
Diluted earnings per share	$1.84	$1.87	$1.86

Trust Assets and Revenues

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Assets held in Trust were $111,513,000 and $102,665,000 at December 31, 2014 and 2013, respectively. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Recent Accounting Standards Updates (“ASU”)

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the year ended December 31, 2014 that were not already adopted by the Corporation in previous periods.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

Reclassifications

Certain amounts previously reported have been reclassified, when necessary, to conform with presentations used in the 2014 consolidated financial statements. Such reclassifications have no effect on the Corporation’s net income.

NOTE 2 — RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2014 and 2013, was $1,189,000 and $1,296,000, respectively, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset daily cash management activities and specific charges for services. At December 31, 2014 and 2013, the amount of this balance was $414,000 and $22,358,000, respectively.

NOTE 3 — INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at December 31, 2014 and 2013:

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
U.S. Treasury securities	$11,356	$24	$(2)	$11,378
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	112,146	1,055	(487)	112,714
Other	26,246	270	(6)	26,510
Obligations of state and political subdivisions	151,565	6,127	(469)	157,223
Corporate debt securities	38,499	112	(825)	37,786
Marketable equity securities	1,208	867	(20)	2,055
Total	$341,020	$8,455	$(1,809)	$347,666

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$56	$2	$ ―	$58
Other	1,000	2	―	1,002
Total	$1,056	$4	$ ―	$1,060

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013:	Cost	Gains	Losses	Value
U.S. Treasury securities	$ ―	$ ―	$ ―	$ ―
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	122,661	598	(2,035)	121,224
Other	32,107	238	(60)	32,285
Obligations of state and political subdivisions	147,112	4,136	(2,859)	148,389
Corporate debt securities	50,266	416	(1,417)	49,265
Marketable equity securities	1,533	1,004	(2)	2,535
Total	$353,679	$6,392	$(6,373)	$353,698

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$72	$3	$ ―	$75
Other	1,000	8	―	1,008
Total	$1,072	$11	$ ―	$1,083

Securities Available-for-Sale with an aggregate fair value of $222,847,000 at December 31, 2014 and $242,839,000 at December 31, 2013, and securities Held-to-Maturity with an aggregate book value of $1,056,000 at December 31, 2014 and $1,072,000 at December 31, 2013, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $155,895,000 at December 31, 2014 and $178,814,000 at December 31, 2013.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
1 year or less	$3,002	$3,037	$1,000	$1,002
Over 1 year through 5 years	25,650	26,130	―	―
Over 5 years through 10 years	103,919	103,826	―	―
Over 10 years	95,095	99,904	―	―
Mortgage-backed securities	112,146	112,714	56	58
Marketable equity securities	1,208	2,055	―	―
	$341,020	$347,666	$1,056	$1,060

There were no aggregate investments with a single issuer (excluding the U.S. Government and its political subdivisions and agencies) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2014. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt and equity securities during 2014, 2013 and 2012 were $195,847,000, $79,981,000 and $49,235,000, respectively. Gross gains realized on these sales were $3,354,000, $3,546,000 and $1,762,000, respectively. Gross losses on these sales were $598,000, $646,000 and $949,000, respectively. There were no other-than-temporary impairment losses during 2014, 2103 and 2012.

There were no proceeds from sales of investments in Held-to-Maturity debt and equity securities during 2014, 2013 and 2012. Therefore, there were no gains or losses realized during these periods.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at December 31, 2014, 2013 and 2012.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2014 and 2013:

December 31, 2014
(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$6,030	$(2)	$ ―	$ ―	$6,030	$(2)
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	19,823	(230)	17,099	(257)	36,922	(487)
Other	7,154	(6)	―	―	7,154	(6)
Obligations of state and political subdivisions	21,459	(94)	18,273	(375)	39,732	(469)
Corporate debt securities	22,227	(542)	12,066	(283)	34,293	(825)
Marketable equity securities	30	(20)	―	―	30	(20)
	$76,723	$(894)	$47,438	$(915)	$124,161	$(1,809)

December 31, 2013
(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$ ―	$ ―	$ ―	$ ―	$ ―	$ ―
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	98,760	(2,035)	―	―	98,760	(2,035)
Other	4,956	(60)	―	―	4,956	(60)
Obligations of state and political subdivisions	48,853	(2,859)	―	―	48,853	(2,859)
Corporate debt securities	26,099	(1,417)	―	―	26,099	(1,417)
Marketable equity securities	21	(2)	―	―	21	(2)
	$178,689	$(6,373)	$—	$—	$178,689	$(6,373)

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”) or FNMA (“Federal National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 39 securities with a one year or less unrealized loss position or any of their 29 securities with a greater than one year unrealized loss position as of December 31, 2014, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the classes of the loan portfolio summarized by risk rating as of December 31, 2014 and 2013:

		Commercial and
(Dollars in thousands)		Industrial		Commercial Real Estate
		2014	2013	2014	2013
Grade:
1-6	Pass	$64,459	$60,614	$237,404	$219,925
7	Special Mention	47	65	11,008	1,717
8	Substandard	21	21	5,472	3,782
9	Doubtful	―	―	―	―
Add (deduct): Unearned discount and		―	―	―	―
Net deferred loan fees and costs		129	122	38	(19)
Total loans		$64,656	$60,822	$253,922	$225,405

		Residential Real Estate
		Including Home Equity		Consumer Loans
		2014	2013	2014	2013
Grade:
1-6	Pass	$161,122	$153,292	$5,248	$5,612
7	Special Mention	520	180	21	2
8	Substandard	1,640	931	9	―
9	Doubtful	―	―	―	―
Add (deduct): Unearned discount and		―	―	(40)	(87)
Net deferred loan fees and costs		271	272	92	89
Total loans		$163,553	$154,675	$5,330	$5,616

		Total Loans
		2014	2013
Grade:
1-6	Pass	$468,233	$439,443
7	Special Mention	11,596	1,964
8	Substandard	7,142	4,734
9	Doubtful	―	―
Add (deduct): Unearned discount and		(40)	(87)
Net deferred loan fees and costs		530	464
Total loans		$487,461	$446,518

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free loans in the amounts of $30,334,000 and $3,235,000 at December 31, 2014 and $27,299,000 and $3,945,000 at December 31, 2013. Loans held for sale amount to $2,201,000 at December 31, 2014 and $0 at December 31, 2013.

The activity in the allowance for loan losses, by loan segment, is summarized below for the years indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
2014
Allowance for Loan Losses:
Beginning balance	$776	$3,320	$1,565	$53	$805	$6,519
Charge-offs	(107)	(328)	(209)	(47)	―	(691)
Recoveries	31	81	14	3	―	129
Provision	(158)	103	558	98	(168)	433
Ending Balance	$542	$3,176	$1,928	$107	$637	$6,390
Ending balance: individually evaluated for impairment	$—	$38	$81	$—	$—	$119
Ending balance: collectively evaluated for impairment	$542	$3,138	$1,847	$107	$637	$6,271

Loan Receivables:
Ending Balance	$64,656	$253,922	$163,553	$5,330	$—	$487,461
Ending balance: individually evaluated for impairment	$399	$5,350	$1,291	$4	$—	$7,044
Ending balance: collectively evaluated for impairment	$64,257	$248,572	$162,262	$5,326	$—	$480,417

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
2013
Allowance for Loan Losses:
Beginning balance	$573	$2,837	$1,524	$80	$758	$5,772
Charge-offs	(17)	(290)	(348)	(39)	―	(694)
Recoveries	24	31	5	9	―	69
Provision	196	742	384	3	47	1,372
Ending Balance	$776	$3,320	$1,565	$53	$805	$6,519
Ending balance: individually evaluated for impairment	$—	$125	$15	$—	$—	$140
Ending balance: collectively evaluated for impairment	$776	$3,195	$1,550	$53	$805	$6,379

Loan Receivables:
Ending Balance	$60,822	$225,405	$154,675	$5,616	$—	$446,518
Ending balance: individually evaluated for impairment	$21	$5,022	$931	$—	$—	$5,974
Ending balance: collectively evaluated for impairment	$60,801	$220,383	$153,744	$5,616	$—	$440,544

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
2012
Allowance for Loan Losses:
Beginning balance	$489	$3,507	$1,228	$137	$568	$5,929
Charge-offs	(264)	(1,077)	(404)	(87)	―	(1,832)
Recoveries	23	22	1	29	―	75
Provision	325	385	699	1	190	1,600
Ending Balance	$573	$2,837	$1,524	$80	$758	$5,772
Ending balance: individually evaluated for impairment	$—	$111	$112	$—	$—	$223
Ending balance: collectively evaluated for impairment	$573	$2,726	$1,412	$80	$758	$5,549

Loan Receivables:
Ending Balance	$54,187	$225,156	$147,167	$6,386	$—	$432,896
Ending balance: individually evaluated for impairment	$248	$1,312	$803	$—	$—	$2,363
Ending balance: collectively evaluated for impairment	$53,939	$223,844	$146,364	$6,386	$—	$430,533

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding balance of TDRs as of December 31, 2014 and December 31, 2013 was $4,708,000 and $3,961,000, respectively. The increase in TDRs was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio. As of December 31, 2014 and 2013, there were no unfunded commitments on any TDRs.

For the year ended December 31, 2014, fourteen loans with a combined post modification balance of $1,880,000 were classified as TDRs compared to the year ended December 31, 2013 when thirteen loans with a combined post modification balance of $4,382,000 were classified as TDRs. The loan modifications for the year ended December 31, 2014 consisted of one interest rate modification, four term modifications beyond the original stated term, and nine payment modifications. The loan modifications for the year ended December 31, 2013 consisted of four interest rate modifications, two term modifications beyond the original stated term, and seven payment modifications.

The following table presents the unpaid balance of TDRs at the dates indicated:

(Dollars in thousands)

	December 31,	December 31,
	2014	2013
Non-accrual TDRs	$1,638	$1,538
Accruing TDRs	3,070	2,423
Total	$4,708	$3,961

At December 31, 2014, five Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,087,000 were not in compliance with the terms of their restructure, compared to December 31, 2013 when three Commercial Real Estate loans classified as TDRs with a combined recorded investment of $386,000 were not in compliance with the terms of their restructure.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents information regarding the loan modifications categorized as TDRs during the years ended December 31, 2014 and December 31, 2013:

(Dollars in thousands, except number of contracts)

	Year Ended December 31, 2014
		Pre-Modification	Post-Modification	Year-End
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	3	$397	$397	$394
Commercial Real Estate	10	1,389	1,476	1,066
Consumer	1	7	7	4
Total	14	$1,793	$1,880	$1,464

(Dollars in thousands, except number of contracts)

Year Ended December 31, 2013
		Pre-Modification	Post-Modification	Year-End
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	―	$—	$—	$—
Commercial Real Estate	13	4,519	4,382	3,961
Consumer	―	―	―	―
Total	13	$4,519	$4,382	$3,961

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the years ended December 31, 2014 and December 31, 2013 with the total number of each type of modification performed.

	Year Ended December 31, 2014				Year Ended December 31, 2013
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	―	3	3	―	―	―	―
Commercial Real Estate	1	4	5	10	4	2	7	13
Consumer	―	―	1	1	―	―	―	―
Total	1	4	9	14	4	2	7	13

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended December 31, 2014 and 2013.

(Dollars in thousands)	December 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$399	$545	$—	$21	$167	$—
Commercial Real Estate	4,828	5,278	―	4,810	5,503	―
Residential Real Estate	727	892	―	868	1,176	―
Consumer	4	4	―	―	―	―

With an allowance recorded:
Commercial and Industrial	―	―	―	―	―	―
Commercial Real Estate	522	522	38	212	212	125
Residential Real Estate	564	569	81	63	63	15
Consumer	―	―	―	―	―	―
Total	$7,044	$7,810	$119	$5,974	$7,121	$140

Total consists of:
Commercial and Industrial	$399	$545	$—	$21	$167	$—
Commercial Real Estate	$5,350	$5,800	$38	$5,022	$5,715	$125
Residential Real Estate	$1,291	$1,461	$81	$931	$1,239	$15
Consumer	$4	$4	$—	$—	$—	$—

At December 31, 2014 and 2013, $4,708,000 and $3,961,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $27,000 and $0, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the years ended December 31, 2014, 2013 and 2012.

(Dollars in thousands)

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$228	$8	$28	$—	$174	$4
Commercial Real Estate	4,409	107	3,950	128	1,064	7
Residential Real Estate	650	2	754	4	275	13
Consumer	5	1	―	―	―	―

With an allowance recorded:
Commercial and Industrial	―	―	―	―	167	―
Commercial Real Estate	292	21	189	1	1,351	―
Residential Real Estate	313	4	66	―	532	10
Consumer	―	―	―	―	―	―
Total	$5,897	$143	$4,987	$133	$3,563	$34

Total consists of:
Commercial and Industrial	$228	$8	$28	$—	$341	$4
Commercial Real Estate	$4,701	$128	$4,139	$129	$2,415	$7
Residential Real Estate	$963	$6	$820	$4	$807	$23
Consumer	$5	$1	$—	$—	$—	$—

Loan receivables on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing, as of December 31, 2014 and 2013 were as follows:

(Dollars in thousands)

	December 31,	December 31,
	2014	2013
Commercial and Industrial	$5	$21
Commercial real estate	2,678	2,599
Residential real estate	1,291	931
Total non-accrual loans	3,974	3,551
Foreclosed assets held for resale	55	480
Loans past-due 90 days or more and still accruing	10	318
Total non-performing assets	$4,039	$4,349

If interest on non-accrual loans had been accrued at original contract rates, interest income would have increased by $159,000 in 2014, $140,000 in 2013, and $96,000 in 2012.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following tables present the classes of the loan portfolio summarized by the past-due status at December 31, 2014 and 2013:

(Dollars in thousands)							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2014:
Commercial and Industrial	$72	$28	$5	$105	$64,551	$64,656	$—
Commercial Real Estate	1,657	613	2,375	4,645	249,277	253,922	―
Residential Real Estate	1,998	224	1,220	3,442	160,111	163,553	10
Consumer	27	8	―	35	5,295	5,330	―
Total	$3,754	$873	$3,600	$8,227	$479,234	$487,461	$10

(Dollars in thousands)							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2013:
Commercial and Industrial	$7	$7	$40	$54	$60,768	$60,822	$19
Commercial Real Estate	875	653	1,367	2,895	222,510	225,405	180
Residential Real Estate	1,751	248	926	2,925	151,750	154,675	119
Consumer	30	12	―	42	5,574	5,616	―
Total	$2,663	$920	$2,333	$5,916	$440,602	$446,518	$318

At December 31, 2014 and 2013, there were no commitments to lend additional funds with respect to impaired loans.

NOTE 5 — MORTGAGE SERVICING RIGHTS

The mortgage loans sold and serviced for others are not included in the Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $92,175,000 and $89,712,000 at December 31, 2014 and 2013, respectively. The balances of amortized capitalized mortgage servicing rights, included in other assets at December 31, 2014 and 2013, were $481,000 and $521,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized for the years 2014, 2013 and 2012:

(Dollars in thousands)
	2014	2013	2012
Balance, January 1	$521	$478	$421
Servicing asset additions	83	193	230
Amortization	(123)	(150)	(173)
Balance, December 31	$481	$521	$478

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 6 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2014 and 2013 is as follows:

(Dollars in thousands)

	2014	2013
Land	$3,180	$3,180
Buildings	19,062	19,130
Leasehold improvements	286	286
Equipment	7,938	8,236
	30,466	30,832
Less: Accumulated depreciation	9,595	9,316
Total	$20,871	$21,516

Depreciation amounted to $1,279,000 for 2014, $1,151,000 for 2013 and $1,023,000 for 2012.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017. Please refer to Note 13 ― Commitments and Contingencies. Included in buildings above is the bank building held under a capital lease with a cost of $948,000 at December 31, 2014 and 2013, and accumulated amortization of $810,000 and $762,000 at December 31, 2014 and 2013, respectively. Amortization of the bank building held under the capital lease was $48,000 for the year ended December 31, 2014, $47,000 for the year ended December 31, 2013 and $48,000 for the year ended December 31, 2012.

NOTE 7 — CORE DEPOSIT INTANGIBLES

Core deposit intangibles were comprised of the following at December 31, 2014 and 2013:

(Dollars in thousands)

	Gross		Accumulated
	Carrying Amount		Amortization
	2014	2013	2014	2013

Core deposit intangibles	$2,218	$2,218	$2,096	$1,823

Amortization expense of the core deposit intangibles was $273,000, $273,000 and $283,000 for each the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated amortization for the year ending December 31, 2015 is $122,000.

NOTE 8 — DEPOSITS

Major classifications of deposits at December 31, 2014 and 2013 consisted of:

(Dollars in thousands)

	2014	2013
Non-interest bearing demand	$96,530	$85,156
Interest bearing demand	185,511	208,883
Savings	177,865	164,138
Time certificates of deposits less than $100,000	128,419	148,155
Time certificates of deposits $100,000 or greater	72,092	82,592
Other time	1,145	1,151
Total deposits	$661,562	$690,075

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following is a schedule reflecting classification and remaining maturities of time deposits at December 31, 2014:

(Dollars in thousands)	Year Ending
	2015	$91,231
	2016	33,109
	2017	24,389
	2018	14,301
	2019	32,153
	Thereafter	6,473
		$201,656

At December 31, 2014, the largest two depositors had aggregate deposits of approximately $83,023,000 as follows:

School district	$47,123,000
School district	35,900,000
Total	$83,023,000

NOTE 9 — SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and Federal Home Loan Bank (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted-average interest rates at December 31, 2014 and 2013 are as follows:

(Dollars in thousands)

	2014		2013
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	0.76%	$—	0.00%
Securities sold under agreements to repurchase	16,730	0.24%	16,261	0.41%
Federal Discount Window	―	0.75%	―	0.00%
Federal Home Loan Bank	56,393	0.30%	51,972	0.25%
	$73,123	0.28%	$68,233	0.35%

At December 31, 2014, the maximum borrowing capacity of federal funds purchased and the Federal Discount Window was $10,000,000 and $4,193,000, respectively. Please refer to Note 10 ― Long-Term Borrowings for the Corporation’s maximum borrowing capacity at FHLB.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2014 and 2013.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
December 31, 2014
Repurchase agreements (a)	$16,730	$—	$16,730	$(16,730)	$—	$—

December 31, 2013
Repurchase agreements (a)	$16,261	$—	$16,261	$(16,261)	$—	$—

(a) As of December 31, 2014 and 2013, the fair value of securities pledged in connection with repurchase agreements was $26,094,000 and $26,575,000, respectively.

NOTE 10 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB and a capital lease assumed as a result of the acquisition of Pocono Community Bank. The long-term capital lease balance was $339,000 and $429,000 as of December 31, 2014 and 2013. Long-term capital lease scheduled maturities as of December 31, 2014 are: $107,000 in 2015, $116,000 in 2016 and $116,000 in 2017.

Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The principal assets are real estate mortgages and certain investment securities.

A schedule of long-term borrowings by maturity as of December 31, 2014 and 2013 follows:

(Dollars in thousands)
	2014	2013
Due 2014, 1.49%	$—	$5,000
Due 2016, 2.69%	5,000	5,000
Due 2017, 1.07%	10,000	―
Due 2018, 1.27% to 4.86%	23,000	18,000
Due 2019, 1.79% to 2.11%	20,000	5,000
Due 2020, 1.95%	5,000	5,000
Due 2028, 5.14%	2,000	2,000
	$65,000	$40,000

The Corporation’s long-term borrowings consist of one adjustable rate convertible note and the remaining notes are at fixed interest rates. At December 31, 2014, the Corporation’s maximum borrowing capacity at FHLB, which takes into account FHLB long-term notes and FHLB short-term borrowings, was $260,500,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 11 — INCOME TAXES

The current and deferred components of the income tax expense consisted of the following:

(Dollars in thousands)
	2014	2013	2012
Federal
Current	$2,571	$2,485	$2,201
Deferred	46	(260)	(195)
Income tax expense	$2,617	$2,225	$2,006

The following is a reconciliation between the income tax expense and the amount of income taxes which would have been provided at the statutory rate of 34%:

(Dollars in thousands)	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$4,362	34.0%	$4,249	34.0%	$4,140	34.0%
Tax-exempt income	(1,162)	(9.1)	(1,563)	(12.5)	(1,738)	(14.3)
Low-income housing credits	(230)	(1.8)	(266)	(2.1)	(294)	(2.4)
Bank owned life insurance income	(231)	(1.8)	(234)	(1.9)	(246)	(2.0)
Other	(122)	(0.9)	39	0.3	144	1.2
Income tax expense and rate	$2,617	20.4%	$2,225	17.8%	$2,006	16.5%

The components of the net deferred tax (liability) asset at December 31, 2014 and 2013 are as follows:

(Dollars in thousands)
	2014	2013
Deferred Tax Assets:
Allowance for loan losses	$2,173	$2,217
Deferred compensation	528	514
Contributions	29	35
Non-accrual interest	43	32
Leases	282	342
Limited partnership investments	66	60
Alternative minimum tax credits	279	279
Tax credits from limited partnerships	7	193
Impairment loss on investment securities	―	50
Capital and net operating loss carry forwards	143	89
Total	3,550	3,811
Deferred Tax Liabilities:
Net unrealized investment securities gains	2,316	71
Loan fees and costs	180	157
Accumulated depreciation	828	1,003
Accretion	65	62
Mortgage servicing rights	44	43
Intangibles	328	395
Total	3,761	1,731
Net Deferred Tax (Liability) Asset	$(211)	$2,080

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

A valuation allowance for deferred tax assets was recorded at December 31, 2014 and 2013 in the amount of $20,000. The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2014 and 2013, the Corporation had state net operating loss carryforwards of $459,000 and $341,000, respectively, which are available to offset future state taxable income, and expire at various dates through 2034. At December 31, 2014 and 2013, the Corporation had no valuation allowance established against its low-income housing tax credit carryforward or alternative minimum tax credit carryforward, as management believes the Corporation will generate sufficient future taxable income to fully utilize these deferred tax assets. The low-income housing credit carryforward will expire between 2017 and 2022, and the alternative minimum tax credit carryforward has no expiration.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2014.

The Corporation did not have any uncertain tax positions at December 31, 2014 and 2013.

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2011.

NOTE 12 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees.  Effective January 1, 2014, the plan became a Safe Harbor Plan.  Under the savings feature, the Corporation makes safe harbor matching contributions of 100% of the first 3% of compensation an employee contributes to the Plan and 50% of the next 2% of compensation an employee contributes to the Plan.  In 2014, the safe harbor matching contributions amounted to $280,000.  In 2013 and 2012, under the previous savings feature, the Corporation matched 100% of the employee contributions up to 3% of compensation which amounted to $206,000 and $190,000 respectively.  Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $431,000, $558,000 and $488,000 in 2014, 2013 and 2012, respectively.

The Bank also has non-qualified deferred compensation agreements with three of its officers and four retired officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank’s accrued liability for these deferred compensation agreements as of December 31, 2014 and 2013, was $1,494,000 and $1,454,000, respectively. The related expense for these agreements amounted to $137,000, $154,000 and $150,000 in 2014, 2013 and 2012, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Corporation’s banking subsidiary currently leases three branch banking facilities and one parcel of land under operating leases. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $122,000, $142,000 and $301,000, respectively. Minimum rental payments required under these operating leases are: 2015 - $124,000, 2016 - $95,000, 2017 - $101,000, 2018 - $101,000, and 2019 - $77,000, and thereafter $2,648,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017. This lease has an operating lease commitment and a capital lease component. Minimum future rental payments as of December 31, 2014 under this non-cancelable operating lease component for land are due as follows and are not included in the amounts of operating lease payments above, 2015 - $48,000, 2016 - $48,000 and 2017 - $43,000.

Minimum future lease payments under the capital lease component for the bank building as of December 31, 2014 for each of the next three years and in the aggregate are:

Year Ending December 31
2015	$132,000
2016	132,000
2017	120,000

Total minimum lease payments	384,000
Less amounts representing interest	45,000
Present value of net minimum lease payments	$339,000

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

NOTE 14 — RELATED PARTY TRANSACTIONS

Certain directors and executive officers of First Keystone Corporation and its subsidiary and companies in which they are principal owners (i.e., at least 10% ownership) were indebted to the Corporation at December 31, 2014 and 2013. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans, comprised of directors and executive officers and their related companies consists of the following:

(Dollars in thousands)

	2014	2013
Balance at January 1	$3,389	$3,620
Additions	2,700	1,348
Deductions	(2,431)	(1,579)
Balance at December 31	$3,658	$3,389

The above loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2014 and 2013, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $2,921,000 and $2,707,000 respectively, on the above loans.

Deposits from certain officers and directors and/or their related companies held by the Bank amounted to $9,899,000 and $7,567,000 at December 31, 2014 and 2013, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 15 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2014, $7,384,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2014 and 2013, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to Risk Weighted Assets (as defined), and of Tier I Capital (as defined) to Average Assets (as defined).

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum Total Risk Based, Tier I Risk Based and Tier I Leverage Ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Dollars in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to Risk Weighted Assets)	$83,813	15.07%	$44,490	8.00%	$55,612	10.00%
Tier I Capital (to Risk Weighted Assets)	$77,423	13.92%	$22,245	4.00%	$33,367	6.00%
Tier I Capital (to Average Assets)	$77,423	8.63%	$35,897	4.00%	$44,871	5.00%

(Dollars in thousands)					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital (to Risk Weighted Assets)	$80,577	14.36%	$44,901	8.00%	$56,126	10.00%
Tier I Capital (to Risk Weighted Assets)	$74,058	13.19%	$22,450	4.00%	$33,676	6.00%
Tier I Capital (to Average Assets)	$74,058	8.56%	$34,589	4.00%	$43,236	5.00%

The Corporation’s capital ratios are not materially different from those of the Bank.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 16	— FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2014 and 2013 were as follows:

(Dollars in thousands)
	2014	2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$84,983	$73,700
Financial standby letters of credit	$471	$418
Performance standby letters of credit	$5,851	$4,449

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

NOTE 17 — STOCKHOLDERS’ EQUITY

The Corporation also offers to its shareholders a Dividend Reinvestment and Stock Purchase Plan. Participation in this plan by shareholders began in 2001. The plan provides First Keystone shareholders a convenient and economical way to purchase additional shares of common stock by reinvesting dividends. A plan participant can elect full dividend reinvestment or partial dividend reinvestment provided at least 25 shares are enrolled in the plan. In addition, plan participants may make additional voluntary cash purchases of common stock under the plan of not less than $100 per calendar quarter or more than $2,500 in any calendar quarter.

Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were 46,047 in 2014, 39,074 in 2013, and 29,633 in 2012. Remaining shares authorized in the plan were 165,850 as of December 31, 2014.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Shares of First Keystone common stock are purchased for the plan either in the open market by an independent broker on behalf of the plan, directly from First Keystone as original issue shares, or through negotiated transactions. A combination of the previous methods could also occur.

NOTE 18 — STOCK COMPENSATION PLAN

On February 10, 1998, the Board of Directors adopted the 1998 Employee Stock Option Plan and initially reserved 100,000 shares of common stock for issuance under the plan for certain employees of the Bank. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 4,323 exercisable options issued and outstanding. Under the Plan, options are granted at fair market value and the time period during which any option granted may be exercised may not commence before six months or continue beyond the expiration of ten years after the option is awarded. Upon exercise of the stock options, shares of the Corporation’s stock are issued from Treasury Stock. The Plan expired in 2008, and therefore, no stock options are available for issuance.

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

Information about stock options outstanding at December 31, 2014, 2013 and 2012, is summarized as follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance at January 1	4,823	$18.12	11,904	$19.90	20,037	$18.18
Exercised	―	―	(2,034)	21.11	(5,334)	15.97
Forfeited/Expired	(500)	16.75	(5,047)	21.11	(2,799)	15.08
Balance at December 31	4,323	$18.28	4,823	$18.12	11,904	$19.90

Exercisable at December 31	4,323	$18.28	4,823	$18.12	11,904	$19.90

Under the terms of the stock option incentive plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2006.

Exercise prices of options outstanding as of December 31, 2014, ranged from $16.75 to $20.95 per share. The weighted average remaining contracted life is approximately 2.17 years.

The 4,323 options outstanding as December 31, 2014 have an intrinsic value, which is the amount that the value of the underlying stock exceeds the exercise price of the options, of $28,000. The total intrinsic value of the options exercised during the years ended December 31, 2014, 2013 and 2012 was $0, $10,000 and $41,000, respectively. Cash received from stock options exercised for the years ended December 31, 2014, 2013 and 2012 was $0, $43,000 and $85,000, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table summarizes information concerning the 1998 Employee Stock Option Plan at December 31, 2014.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Year	Outstanding*	Contractual Life	Price	Exercisable	Price

2005	1,573	0.75	$20.95	1,573	$20.95
2007	2,750	3.00	16.75	2,750	16.75
	4,323		$18.28	4,323	$18.28

*As adjusted for stock dividend noted above.

NOTE 19 — FAIR VALUE MEASUREMENTS

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth as follows.

Financial Assets Measured at Fair Value on a Recurring Basis

At December 31, 2014 and 2013, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

December 31, 2014	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$11,378	$	―	$11,378
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed		―	112,714		―	112,714
Other		―	26,510		―	26,510
Obligations of state and political subdivisions		―	157,223		―	157,223
Corporate debt securities		―	37,786		―	37,786
Marketable equity securities		2,055	―		―	2,055
Total		$2,055	$345,611	$	―	$347,666

(Dollars in thousands)

December 31, 2013	Level 1		Level 2		Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$	―	$	―	$	―
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed		―		121,224		―		121,224
Other		―		32,285		―		32,285
Obligations of state and political subdivisions		―		148,389		―		148,389
Corporate debt securities		―		49,265		―		49,265
Marketable equity securities		2,535		―		―		2,535
Total		$2,535		$351,163	$	―		$353,698

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for investments. There were no transfers between Level 1 and Level 2 during 2014 and 2013.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2014 and 2013, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at December 31, 2014
Impaired loans:
Commercial and Industrial	$	―	$	―	$3	$3
Commercial Real Estate		―		―	2,073	2,073
Residential Real Estate		―		―	856	856
Total impaired loans	$	―	$	―	$2,932	$2,932

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at December 31, 2013
Impaired loans:
Commercial and Industrial	$	―	$	―	$21	$21
Commercial Real Estate		―		―	656	656
Residential Real Estate		―		―	621	621
Total impaired loans	$	―	$	―	$1,298	$1,298

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2014 and 2013, foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at December 31, 2014
Other foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$55	$55
Total foreclosed assets held for resale	$	―	$	―	$55	$55

(Dollars in thousands)
	Level 1		Level 2		Level 3		Total
Assets at December 31, 2013
Other foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$	―	$	―
Total foreclosed assets held for resale	$	―	$	―	$	―	$	―

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
December 31, 2014	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans	$2,932	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (63%)	(37%	)
Foreclosed assets held for sale	$55	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(33%) – (46%)	(37%	)

December 31, 2013
Impaired loans	$1,298	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (43%)	(25%	)
Foreclosed assets held for sale	$ ―	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (0%)	(0%	)

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2014
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$7,543	$7,543	$	―	$	―	$7,543
Interest-bearing deposits in other banks	424	―		424		―	424
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	347,666	2,055		345,611		―	347,666
Investment securities held-to-maturity	1,056	―		1,060		―	1,060
Restricted investment in bank stocks	5,308	―		5,308		―	5,308
Net loans	481,071	―		―		485,468	485,468
Mortgage servicing rights	481	―		―		481	481
Accrued interest receivable	3,313	―		3,313		―	3,313

FINANCIAL LIABILITIES:
Deposits	661,562	―		661,819		―	661,819
Short-term borrowings	73,123	―		73,123		―	73,123
Long-term borrowings	65,339	―		66,747		―	66,747
Accrued interest payable	399	―		399		―	399

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

(Dollars in thousands)
	Carrying	Fair Value Measurements at December 31, 2013
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$8,257	$8,257	$	―	$	―	$8,257
Interest-bearing deposits in other banks	22,366	―		22,366		―	22,366
Investment securities available-for-sale	353,698	2,535		351,163		―	353,698
Investment securities held-to-maturity	1,072	―		1,083		―	1,083
Restricted investment in bank stocks	4,761	―		4,761		―	4,761
Net loans	439,999	―		―		443,844	443,844
Mortgage servicing rights	521	―		―		521	521
Accrued interest receivable	3,616	―		3,616		―	3,616

FINANCIAL LIABILITIES:
Deposits	690,075	―		690,771		―	690,771
Short-term borrowings	68,233	―		68,233		―	68,233
Long-term borrowings	40,429	―		41,288		―	41,288
Accrued interest payable	392	―		392		―	392

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2014 and December 31, 2013:

Cash and Due From Banks, Interest-Bearing Deposits in Other Banks, Time Deposits with Other Banks, Restricted Investment in Bank Stocks, Accrued Interest Receivable and Accrued Interest Payable

The fair values are equal to the current carrying values.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Mortgage Servicing Rights

The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date.

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at December 31, 2014 and 2013.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 20 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS
(Dollars in thousands)	December 31,
	2014	2013
ASSETS
Cash	$4,214	$2,408
Investment in banking subsidiary	100,552	92,989
Investment securities available-for-sale	2,055	2,535
Prepaid expenses and other assets	49	223
TOTAL ASSETS	$106,870	$98,155

LIABILITIES
Advances from banking subsidiary	$218	$1,536
Accrued expenses and other liabilities	381	268
TOTAL LIABILITIES	599	1,804

STOCKHOLDERS’ EQUITY
Common stock	11,605	11,513
Surplus	32,674	31,626
Retained earnings	63,485	59,089
Accumulated other comprehensive income (loss)	4,330	(54)
Treasury stock, at cost	(5,823)	(5,823)
TOTAL STOCKHOLDERS’ EQUITY	106,271	96,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,870	$98,155

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands)	Year Ended December 31,
	2014	2013	2012
INCOME
Dividends from subsidiary bank	$7,041	$10,416	$5,867
Net investment securities gains (losses)	187	―	(97)
Other income	76	64	67
TOTAL INCOME	7,304	10,480	5,837

OPERATING EXPENSES	136	162	151
	7,168	10,318	5,686
INCOME TAX EXPENSE (BENEFIT)	43	(61)	(80)
	7,125	10,379	5,766
EQUITY IN (EXCESS OF) UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY	3,086	(106)	4,404

NET INCOME	$10,211	$10,273	$10,170

COMPREHENSIVE INCOME (LOSS)	$14,595	$(2,309)	$14,941

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
(Dollars in thousands)	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$10,211	$10,273	$10,170
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on sales of investment securities	(187)	―	97
Deferred income tax expense (benefit)	41	―	(31)
(Equity in) excess of undistributed earnings of banking subsidiary	(3,086)	106	(4,404)
Decrease (increase) in prepaid expenses and other assets	327	325	(303)
(Decrease) increase in advances from banking subsidiary	(1,318)	(8,355)	372
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,988	2,349	5,901

INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	―	―	(445)
Proceeds from sales of investment securities available-for-sale	512	―	389
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	512	―	(56)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,121	981	693
Proceeds from issuance of treasury stock	―	43	85
Dividends paid	(5,815)	(5,716)	(5,510)
NET CASH USED IN FINANCING ACTIVITIES	(4,694)	(4,692)	(4,732)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,806	(2,343)	1,113
CASH AND CASH EQUIVALENTS, BEGINNING	2,408	4,751	3,638
CASH AND CASH EQUIVALENTS, ENDING	$4,214	$2,408	$4,751

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

First Keystone Corporation

Berwick, Pennsylvania

We have audited First Keystone Corporation and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with both generally accepted accounting principles and regulatory reporting instructions. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with both generally accepted accounting principles and regulatory reporting instructions, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows of First Keystone Corporation and Subsidiary as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 16, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported by the Corporation on a Form 8-K filed February 14, 2014, the Corporation appointed BDO USA, LLP (“BDO”) as the Corporation’s new independent registered public accounting firm for and with respect to the year ending December 31, 2014, and dismissed J. H. Williams & Co., Inc. (“J. H. Williams”) from that role.

During the Corporation’s two most recent fiscal years and the subsequent interim period preceding J. H. Williams’ dismissal, there were: (i) no disagreements with J. H. Williams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of J. H. Williams, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements for the Corporation; and, (ii) no “reportable events”, as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2014.

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

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2014, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. This report can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required on Form 8-K during this quarter that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the captions “Information As To Directors and Nominees,” “Principal Officers of the Bank and the Corporation,” “Committees of the Board of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement.

CODE OF ETHICS

The Corporation has adopted a Directors and Senior Management Code of Ethics, which applies to all members of the Board of Directors and to senior officers of the Corporation. It can be found on the Investor Relations section of our website at www.firstkeystonecorporation.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the captions “Executive Compensation”, “Compensation Discussion and Analysis (CD&A)”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Share Ownership” is incorporated here by reference from First Keystone Corporation’s definitive proxy statement.

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	4,323	$18.28	―

Equity compensation plans not approved by shareholders	―	―	―

Total	4,323	$18.28	―

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the captions “Related Person Transactions” and “Governance of the Company” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the captions “Report of the Audit Committee” and “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following consolidated financial statements are included in Part II, Item 8, of this Report:

First Keystone Corporation and Subsidiary.

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

   2.   Financial Statement Schedules

Financial statements schedules are omitted because the required information is either not applicable, not required, or is shown in the financial statements or in their notes.

   3.  Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated August 27, 2013).

21	List of Subsidiaries of the Issuer, filed with this annual report on Form 10-K.**

23.1	Consent of BDO USA, LLP.**

23.2	Consent of J. H. Williams & Co., LLP.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Denotes a compensatory plan.

** Filed herewith.

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

FIRST KEYSTONE CORPORATION

/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 16, 2015
John E. Arndt, Secretary/Director	Date

/s/ J. Gerald Bazewicz	March 16, 2015
J. Gerald Bazewicz, Vice Chairman/Director	Date

/s/ Don E. Bower	March 16, 2015
Don E. Bower, Director	Date

/s/ Robert A. Bull	March 16, 2015
Robert A. Bull, Director	Date

/s/ Robert E. Bull	March 16, 2015
Robert E. Bull, Chairman/Director	Date

/s/ Joseph B. Conahan, Jr.	March 16, 2015
Joseph B. Conahan, Jr., Director	Date

/s/ Jerome F. Fabian	March 16, 2015
Jerome F. Fabian, Director	Date

/s/ John G. Gerlach	March 16, 2015
John G. Gerlach, Director	Date

/s/ Matthew P. Prosseda	March 16, 2015
Matthew P. Prosseda, President/	Date
Chief Executive Officer/Director

/s/ Diane C.A. Rosler	March 16, 2015
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 16, 2015
David R. Saracino, Director	Date

/s/ Toney C. Horst	March 16, 2015
Toney C. Horst, Controller	Date
(Principal Accounting Officer)

