Form 10-Q
period 2015-03-31
FIRST KEYSTONE CORP
filed 2015-05-08
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Common Stock, $2 Par Value, 5,580,913 shares as of May 4, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$6,353	$7,543
Interest-bearing deposits in other banks	382	424
Total cash and cash equivalents	6,735	7,967
Time deposits with other banks	1,482	1,482
Investment securities available-for-sale	340,348	347,666
Investment securities held-to-maturity (fair value 2015- $1,054; 2014 - $1,060)	1,051	1,056
Restricted investment in bank stocks	6,585	5,308
Loans	507,654	487,461
Allowance for loan losses	(6,485)	(6,390)
Net loans	501,169	481,071
Premises and equipment, net	20,614	20,871
Accrued interest receivable	3,630	3,313
Cash surrender value of bank owned life insurance	21,400	21,236
Investments in low-income housing partnerships	1,088	1,130
Goodwill	19,133	19,133
Core deposit intangible, net	53	122
Foreclosed assets held for resale	55	55
Other assets	3,043	1,943
TOTAL ASSETS	$926,386	$912,353

LIABILITIES
Deposits:
Non-interest bearing	$105,842	$96,530
Interest bearing	555,352	565,032
Total deposits	661,194	661,562
Short-term borrowings	78,088	73,123
Long-term borrowings	70,313	65,339
Accrued interest payable	433	399
Deferred income taxes	873	211
Other liabilities	6,850	5,448
TOTAL LIABILITIES	817,751	806,082

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2015 and 2014; issued 0 in 2015 and 2014	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2015 and 2014; issued 5,814,287 in 2015 and 5,802,521 in 2014; outstanding 5,580,913 in 2015 and 5,567,372 in 2014	11,629	11,605
Surplus	32,934	32,674
Retained earnings	64,430	63,485
Accumulated other comprehensive income	5,407	4,330
Treasury stock, at cost, 233,374 shares in 2015 and 235,149 in 2014	(5,765)	(5,823)

TOTAL STOCKHOLDERS’ EQUITY	108,635	106,271
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$926,386	$912,353

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014

(Unaudited)

(Dollars in thousands, except per share data)

	2015	2014
INTEREST INCOME
Interest and fees on loans	$5,320	$4,961
Interest and dividend income on investment securities:
Taxable	1,691	2,003
Tax-exempt	671	633
Dividends	15	16
Dividend income on restricted investment in bank stocks	204	20
Interest on interest bearing deposits in other banks	8	—
Total interest income	7,909	7,633

INTEREST EXPENSE
Interest on deposits	752	814
Interest on short-term borrowings	64	35
Interest on long-term borrowings	376	276
Total interest expense	1,192	1,125
Net interest income	6,717	6,508
Provision for loan losses	212	133
Net interest income after provision for loan losses	6,505	6,375

NON-INTEREST INCOME
Trust department	214	226
Service charges and fees	399	317
Bank owned life insurance income	164	182
ATM fees and debit card income	283	260
Gains on sales of mortgage loans	181	24
Net investment securities gains	492	597
Other	124	109
Total non-interest income	1,857	1,715
NON-INTEREST EXPENSE
Salaries and employee benefits	2,844	2,817
Occupancy, net	468	456
Furniture and equipment	147	154
Computer expense	234	263
Professional services	154	163
Pennsylvania shares tax	176	159
FDIC insurance	124	118
ATM and debit card fees	125	116
Data processing fees	161	38
Foreclosed assets held for resale expense	7	103
Advertising	73	125
Other	770	740
Total non-interest expense	5,283	5,252
Income before income tax expense	3,079	2,838
Income tax expense	630	540
NET INCOME	$2,449	$2,298
PER SHARE DATA
Net income per share:
Basic	$0.44	$0.42
Diluted	0.44	0.42
Dividends per share	0.27	0.26

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014

Net Income	$2,449	$2,298

Other comprehensive income:
Unrealized net holding gains on available-for-sale investment securities arising during the period, net of income taxes of $716 and $1,394, respectively	1,402	2,708

Less reclassification adjustment for net gains included in net income, net of income taxes of $(167) and $(203), respectively (a) (b)	(325)	(394)

Total other comprehensive income	1,077	2,314

Total Comprehensive Income	$3,526	$4,612

_______________________

(a) Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2015	5,802,521	$11,605	$32,674	$63,485	$4,330	$(5,823)	$106,271
Net Income				2,449			2,449
Other comprehensive income, net of taxes					1,077		1,077
Issuance of common stock under dividend reinvestment and stock purchase plans	11,766	24	260			58	342
Dividends - $0.27 per share				(1,504)			(1,504)
Balance at March 31, 2015	5,814,287	$11,629	$32,934	$64,430	$5,407	$(5,765)	$108,635

Balance at January 1, 2014	5,756,474	$11,513	$31,626	$59,089	$(54)	$(5,823)	$96,351
Net Income				2,298			2,298
Other comprehensive income, net of taxes					2,314		2,314
Issuance of common stock under dividend reinvestment plan	10,795	22	254				276
Dividends - $0.26 per share				(1,435)			(1,435)
Balance at March 31, 2014	5,767,269	$11,535	$31,880	$59,952	$2,260	$(5,823)	$99,804

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

(Dollars in thousands)

	2015	2014
OPERATING ACTIVITIES
Net income	$2,449	$2,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	212	133
Depreciation and amortization	401	400
Net premium amortization on investment securities	625	457
Deferred income tax expense (benefit)	113	(31)
Gains on sales of mortgage loans	(181)	(24)
Proceeds from sales of mortgage loans originated for resale	5,721	1,027
Originations of mortgage loans originated for resale	(4,410)	(1,209)
Gains on sales of investment securities	(492)	(597)
Losses on sales of foreclosed real estate held for resale, including write-downs	―	85
(Increase) decrease in accrued interest receivable	(317)	114
Earnings on investment in bank owned life insurance	(164)	(182)
Increase in other assets	(1,071)	(161)
Increase in accrued interest payable	34	49
Decrease in other liabilities	(2,333)	(2,931)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	587	(572)

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	47,774	80,165
Proceeds from maturities and redemptions of investment securities available-for-sale	6,677	10,541
Purchases of investment securities available-for-sale	(41,904)	(89,687)
Proceeds from maturities and redemptions of investment securities held-to-maturity	5	4
Net change in restricted investment in bank stocks	(1,277)	(446)
Net increase in loans	(21,419)	(9,386)
Purchases of premises and equipment	(54)	(90)
NET CASH USED IN INVESTING ACTIVITIES	(10,198)	(8,899)

FINANCING ACTIVITIES
Net decrease in deposits	(368)	(20,550)
Net increase in short-term borrowings	4,965	5,423
Proceeds from long-term borrowings	5,000	10,000
Repayment of long-term borrowings	(26)	(5,024)
Common stock issued	280	255
Proceeds from issuance of treasury stock	32	―
Dividends paid	(1,504)	(1,435)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,379	(11,331)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,232)	(20,802)
CASH AND CASH EQUIVALENTS, BEGINNING	7,967	30,623
CASH AND CASH EQUIVALENTS, ENDING	$6,735	$9,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,158	$1,104
Income taxes paid	1,064	792
Loans transferred to foreclosed assets held for resale	―	45

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

For comparative purposes, the March 31, 2014 balances have been reclassified to conform to the 2015 presentation. Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the three months ended March 31, 2015 that were not already adopted by the Corporation in previous periods.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue requirements in Revenue Recognition (Topic 605). This ASU requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period. Early application is not permitted. In April 2015, the FASB proposed a one-year delay of the effective date of this standard. The deferral would require public entities to apply the standard for annual reporting periods beginning after December 15, 2017. Public companies would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016. The Corporation is currently evaluating the impact of this ASU on its consolidated financial statements.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at March 31, 2015 and December 31, 2014:

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015:	Cost	Gains	Losses	Value
U.S. Treasury securities	$6,029	$62	$ ―	$6,091
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	76,827	1,098	(286)	77,639
Other	34,488	412	―	34,900
Obligations of state and political subdivisions	160,285	6,710	(200)	166,795
Corporate debt securities	53,239	288	(605)	52,922
Marketable equity securities	1,208	813	(20)	2,001
Total	$332,076	$9,383	$(1,111)	$340,348

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$51	$2	$ ―	$53
Other	1,000	1	―	1,001
Total	$1,051	$3	$ ―	$1,054

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
U.S. Treasury securities	$11,356	$24	$(2)	$11,378
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	112,146	1,055	(487)	112,714
Other	26,246	270	(6)	26,510
Obligations of state and political subdivisions	151,565	6,127	(469)	157,223
Corporate debt securities	38,499	112	(825)	37,786
Marketable equity securities	1,208	867	(20)	2,055
Total	$341,020	$8,455	$(1,809)	$347,666

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$56	$2	$ ―	$58
Other	1,000	2	―	1,002
Total	$1,056	$4	$ ―	$1,060

Securities Available-for-Sale with an aggregate fair value of $213,671,000 at March 31, 2015 and $222,847,000 at December 31, 2014, and securities Held-to-Maturity with an aggregate book value of $1,051,000 at March 31, 2015 and $1,056,000 at December 31, 2014, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $156,887,000 at March 31, 2015 and $155,895,000 at December 31, 2014.

The amortized cost, estimated fair value and weighted average yield of debt and equity securities, by contractual maturity, are shown below at March 31, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)

	March 31, 2015
	Available-For-Sale					Held-To-Maturity
		U.S. Government	Obligations			U.S. Government
		Corporations &	of State	Corporate	Marketable	Corporations &
	U.S. Treasury	Agencies	& Political	Debt	Equity	Agencies
	Securities	Obligations[1]	Subdivisions[2]	Securities	Securities[3]	Obligations[1]
Within 1 Year:
Amortized cost	$ ―	$ ―	$1,576	$1,000	$ ―	$1,000
Fair value	―	―	1,587	1,005	―	1,001
Weighted average yield	―	―	3.93%	3.10%	―	0.77%

1 - 5 Years:
Amortized cost	6,029	13,859	15,854	7,690	―	51
Fair value	6,091	13,986	16,446	7,680	―	53
Weighted average yield	1.32%	1.70%	3.55%	2.27%	―	2.55%

5 - 10 Years:
Amortized cost	―	16,715	67,448	44,549	―	―
Fair value	―	16,952	68,877	44,237	―	―
Weighted average yield	―	2.18%	3.25%	2.68%	―	―

After 10 Years:
Amortized cost	―	80,741	75,407	―	1,208	―
Fair value	―	81,601	79,885	―	2,001	―
Weighted average yield	―	2.36%	5.67%	―	4.88%	―

Total:
Amortized cost	$6,029	$111,315	$160,285	$53,239	$1,208	$1,051
Fair value	6,091	112,539	166,795	52,922	2,001	1,054
Weighted average yield	1.32%	2.25%	4.43%	2.63%	4.88%	0.86%

_______________________

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

3Marketable equity securities are not considered to have defined maturities and are included in the after ten year category.

There were no aggregate investments with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at March 31, 2015. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt and equity securities for the first quarter of 2015 and 2014 were $47,774,000 and $80,165,000, respectively. Gross gains realized on these sales were $548,000 and $808,000, respectively. Gross losses on these sales were $56,000 and $211,000, respectively. There were no other-than-temporary impairment losses during the first quarter of 2015 or 2014.

There were no proceeds from sales of investments in Held-to-Maturity debt and equity securities during the first quarter of 2015 or 2014. Therefore, there were no gains or losses realized during these periods.

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

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of March 31, 2015 and December 31, 2014:

March 31, 2015

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$ ―	$ ―	$ ―	$ ―	$ ―	$ ―
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	14,098	(149)	12,673	(137)	26,771	(286)
Other	―	―	―	―	―	―
Obligations of state and political subdivisions	15,332	(90)	10,382	(110)	25,714	(200)
Corporate debt securities	9,382	(84)	19,214	(521)	28,596	(605)
Marketable equity securities	30	(20)	―	―	30	(20)
	$38,842	$(343)	$42,269	$(768)	$81,111	$(1,111)

December 31, 2014

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$6,030	$(2)	$ ―	$ ―	$6,030	$(2)
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	19,823	(230)	17,099	(257)	36,922	(487)
Other	7,154	(6)	―	―	7,154	(6)
Obligations of state and political subdivisions	21,459	(94)	18,273	(375)	39,732	(469)
Corporate debt securities	22,227	(542)	12,066	(283)	34,293	(825)
Marketable equity securities	30	(20)	―	―	30	(20)
	$76,723	$(894)	$47,438	$(915)	$124,161	$(1,809)

The Corporation invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 30 securities with a one year or less unrealized loss position or any of their 22 securities with a greater than one year unrealized loss position as of March 31, 2015, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Delinquent Loans

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheet. As of March 31, 2015 and December 31, 2014, the amount of the reserve for unfunded lending commitments was $40,000 and $0.

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

The Bank utilizes a risk grading matrix as a tool for managing credit risk in the loan portfolio and assigns an asset quality rating (risk grade) to all Commercial and Industrial, Commercial Real Estate, Residential Real Estate and Consumer borrowings. An asset quality rating is assigned using the guidance provided in the Bank’s loan policy. Primary responsibility for assigning the asset quality rating rests with the lender. The asset quality rating is validated periodically by both an internal and external loan review process.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of March 31, 2015 and December 31, 2014:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
Grade:
1-6 Pass	$80,823	$64,459	$243,406	$237,404
7 Special Mention	44	47	4,437	11,008
8 Substandard	18	21	11,739	5,472
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	―	―	―	―
Net deferred loan fees and costs	162	129	254	38
Total loans	$81,047	$64,656	$259,836	$253,922

	Residential Real Estate
	Including Home Equity		Consumer Loans
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
Grade:
1-6 Pass	$159,760	$161,122	$5,003	$5,248
7 Special Mention	281	520	2	21
8 Substandard	1,596	1,640	8	9
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	―	―	(34)	(40)
Net deferred loan fees and costs	68	271	87	92
Total loans	$161,705	$163,553	$5,066	$5,330

	Total Loans
	March 31,	December 31,
	2015	2014
Grade:
1-6 Pass	$488,992	$468,233
7 Special Mention	4,764	11,596
8 Substandard	13,361	7,142
9 Doubtful	―	―
Add (deduct): Unearned discount and	(34)	(40)
Net deferred loan fees and costs	571	530
Total loans	$507,654	$487,461

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free loans in the amounts of $45,868,000 and $3,191,000, respectively at March 31, 2015 and $30,334,000 and $3,235,000 at December 31, 2014. Loans held for sale amount to $1,263,000 at March 31, 2015 and $2,201,000 at December 31, 2014.

The activity in the allowance for loan losses, by loan segment, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the three month period ended March 31, 2015:
Allowance for Loan Losses:
Beginning balance	$542	$3,176	$1,928		$107		$637	$6,390
Charge-offs	(2)	(43)	(59)		(14)		―	(118)
Recoveries	―	―	―		1		―	1
Provision	147	(114)	(17)		(4)		200	212
Ending Balance	$687	$3,019	$1,852		$90		$837	$6,485
Ending balance: individually evaluated for impairment	$ ―	$26	$66	$	―	$	―	$92
Ending balance: collectively evaluated for impairment	$687	$2,993	$1,786		$90		$837	$6,393

Loan Receivables:
Ending Balance	$81,047	$259,836	$161,705		$5,066	$	―	$507,654
Ending balance: individually evaluated for impairment	$418	$9,228	$1,249		$3	$	―	$10,898
Ending balance: collectively evaluated for impairment	$80,629	$250,608	$160,456		$5,063	$	―	$496,756

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the three month period ended March 31, 2014:
Allowance for Loan Losses:
Beginning balance	$776	$3,320	$1,565		$53		$805		$6,519
Charge-offs	(7)	(141)	(30)		(8)		―		(186)
Recoveries	2	―	9		―		―		11
Provision	54	119	23		7		(70)		133
Ending Balance	$825	$3,298	$1,567		$52		$735		$6,477
Ending balance: individually evaluated for impairment	$ ―	$ ―	$ ―	$	―	$	―	$	―
Ending balance: collectively evaluated for impairment	$825	$3,298	$1,567		$52		$735		$6,477

Loan Receivables:
Ending Balance	$64,741	$229,285	$156,450		$5,435	$	―		$455,911
Ending balance: individually evaluated for impairment	$36	$5,230	$991		$7	$	―		$6,264
Ending balance: collectively evaluated for impairment	$64,705	$224,055	$155,459		$5,428	$	―		$449,647

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of December 31, 2014:
Allowance for Loan Losses:
Ending Balance	$542	$3,176	$1,928		$107		$637	$6,390
Ending balance: individually evaluated for impairment	$ ―	$38	$81	$	―	$	―	$119
Ending balance: collectively evaluated for impairment	$542	$3,138	$1,847		$107		$637	$6,271

Loan Receivables:
Ending Balance	$64,656	$253,922	$163,553		$5,330	$	―	$487,461
Ending balance: individually evaluated for impairment	$399	$5,350	$1,291		$4	$	―	$7,044
Ending balance: collectively evaluated for impairment	$64,257	$248,572	$162,262		$5,326	$	―	$480,417

At March 31, 2015 and December 31, 2014, the $55,000 in foreclosed assets held for resale was secured entirely by commercial real estate; there were no residential real estate properties held in foreclosed assets as a result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $217,000 at March 31, 2015 and $118,000 at December 31, 2014. These balances were not included in foreclosed assets held for resale at March 31, 2015 or December 31, 2014.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding balance of TDRs as of March 31, 2015 and December 31, 2014 was $8,785,000 and $4,708,000, respectively. The increase in TDRs was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio. As of March 31, 2015 and December 31, 2014, there were no unfunded commitments on any TDRs.

During the three months ended March 31, 2015, two loans with a combined post modification balance of $4,249,000 were classified as TDRs, as compared to the same period in 2014, when five loans with a combined post modification balance of $445,000 were classified as TDRs. The loan modifications for the three months ended March 31, 2015 consisted of one term modification and one payment modification. The loan modifications for the three months ended March 31, 2014 consisted of one term modification and four payment modifications.

The following table presents the unpaid balance of TDRs at the dates indicated:

(Dollars in thousands)

	March 31,	December 31,
	2015	2014
Non-accrual TDRs	$1,635	$1,638
Accruing TDRs	7,150	3,070
Total	$8,785	$4,708

At March 31, 2015, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,108,000 were not in compliance with the terms of their restructure, compared to March 31, 2014 when six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,153,000 were not in compliance with the terms of their restructure.

The following table presents information regarding the loan modifications categorized as TDRs during the three months ended March 31, 2015 and March 31, 2014:

(Dollars in thousands, except number of contracts)

	Three Months Ended March 31, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$23	$23	$23
Commercial Real Estate	1	4,226	4,226	4,226
Consumer	―	―	―	―
Total	2	$4,249	$4,249	$4,249

(Dollars in thousands, except number of contracts)

	Three Months Ended March 31, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$18	$18	$18
Commercial Real Estate	3	420	420	32
Consumer	1	7	7	7
Total	5	$445	$445	$57

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three months ended March 31, 2015 and March 31, 2014 with the total number of each type of modification performed.

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	1	―	1	―	―	1	1
Commercial Real Estate	―	―	1	1	―	1	2	3
Consumer	―	―	―	―	―	―	1	1
Total	―	1	1	2	―	1	4	5

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended March 31, 2015 and December 31, 2014.

(Dollars in thousands)	March 31, 2015				December 31, 2014
		Unpaid				Unpaid
	Recorded	Principal	Related		Recorded	Principal	Related
	Investment	Balance	Allowance		Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$418	$564	$	―	$399	$545	$	―
Commercial Real Estate	8,970	9,200		―	4,828	5,278		―
Residential Real Estate	700	865		―	727	892		―
Consumer	3	3		―	4	4		―

With an allowance recorded:
Commercial and Industrial	―	―		―	―	―		―
Commercial Real Estate	258	258		26	522	522		38
Residential Real Estate	549	554		66	564	569		81
Consumer	―	―		―	―	―		―
Total	$10,898	$11,444		$92	$7,044	$7,810		$119

Total consists of:
Commercial and Industrial	$418	$564	$	―	$399	$545	$	―
Commercial Real Estate	$9,228	$9,458		$26	$5,350	$5,800		$38
Residential Real Estate	$1,249	$1,419		$66	$1,291	$1,461		$81
Consumer	$3	$3	$	―	$4	$4	$	―

At March 31, 2015 and December 31, 2014, $8,785,000 and $4,708,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $19,000 and $27,000, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the three months ended March 31, 2015 and 2014.

(Dollars in thousands)	March 31, 2015		March 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$408	$4	$37	$	―
Commercial Real Estate	6,941	106	5,298		21
Residential Real Estate	685	―	1,003		―
Consumer	3	―	7		―

With an allowance recorded:
Commercial and Industrial	―	―	―		―
Commercial Real Estate	260	―	―		―
Residential Real Estate	556	―	―		―
Consumer	―	―	―		―
Total	$8,853	$110	$6,345		$21

Total consists of:
Commercial and Industrial	$408	$4	$37	$	―
Commercial Real Estate	$7,201	$106	$5,298		$21
Residential Real Estate	$1,241	$ ―	$1,003	$	―
Consumer	$3	$ ―	$7	$	―

Of the $110,000 and $21,000 in interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014, respectively, there was no interest income recognized in respect to non-accrual loans.

Loan receivables on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing, as of March 31, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)

	March 31,	December 31,
	2015	2014
Commercial and Industrial	$3	$5
Commercial Real Estate	2,496	2,678
Residential Real Estate	1,249	1,291
Total non-accrual loans	3,748	3,974
Foreclosed assets held for resale	55	55
Loans past-due 90 days or more and still accruing	298	10
Total non-performing assets	$4,101	$4,039

The following tables present the classes of the loan portfolio summarized by the past-due status at March 31, 2015 and December 31, 2014:

(Dollars in thousands)

							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
March 31, 2015:
Commercial and Industrial	$38	$24	$3	$65	$80,982	$81,047	$ ―
Commercial Real Estate	1,361	981	2,427	4,769	255,067	259,836	153
Residential Real Estate	1,543	273	1,179	2,995	158,710	161,705	145
Consumer	18	2	―	20	5,046	5,066	―
Total	$2,960	$1,280	$3,609	$7,849	$499,805	$507,654	$298

(Dollars in thousands)

							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2014:
Commercial and Industrial	$72	$28	$5	$105	$64,551	$64,656	$ ―
Commercial Real Estate	1,657	613	2,375	4,645	249,277	253,922	―
Residential Real Estate	1,998	224	1,220	3,442	160,111	163,553	10
Consumer	27	8	―	35	5,295	5,330	―
Total	$3,754	$873	$3,600	$8,227	$479,234	$487,461	$10

At March 31, 2015 and December 31, 2014, there were no commitments to lend additional funds with respect to impaired loans.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
March 31, 2015
Repurchase agreements (a)	$19,308	$ ―	$19,308	$(19,308)	$ ―	$	―

December 31, 2014
Repurchase agreements (a)	$16,730	$ ―	$16,730	$(16,730)	$ ―	$	―

(a) As of March 31, 2015 and December 31, 2014, the fair value of securities pledged in connection with repurchase agreements was $22,976,000 and $26,094,000, respectively.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at March 31, 2015 and December 31, 2014, were as follows:

(Dollars in thousands)

	March 31, 2015	December 31, 2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$75,880	$84,983
Financial standby letters of credit	$460	$471
Performance standby letters of credit	$5,469	$5,851

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

Financial Assets Measured at Fair Value on a Recurring Basis

At March 31, 2015 and December 31, 2014, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

March 31, 2015

	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$6,091	$	―	$6,091
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed		―	77,639		―	77,639
Other		―	34,900		―	34,900
Obligations of state and political subdivisions		―	166,795		―	166,795
Corporate debt securities		―	52,922		―	52,922
Marketable equity securities		2,001	―		―	2,001
Total		$2,001	$338,347	$	―	$340,348

(Dollars in thousands)

December 31, 2014

	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$11,378	$	―	$11,378
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed		―	112,714		―	112,714
Other		―	26,510		―	26,510
Obligations of state and political subdivisions		―	157,223		―	157,223
Corporate debt securities		―	37,786		―	37,786
Marketable equity securities		2,055	―		―	2,055
Total		$2,055	$345,611	$	―	$347,666

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for investments. There were no transfers between Level 1 and Level 2 during 2015 or 2014.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2015 and December 31, 2014, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at March 31, 2015
Impaired loans:
Commercial and Industrial	$	―	$	―	$3	$3
Commercial Real Estate		―		―	1,737	1,737
Residential Real Estate		―		―	856	856
Total impaired loans	$	―	$	―	$2,596	$2,596

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at December 31, 2014
Impaired loans:
Commercial and Industrial	$	―	$	―	$3	$3
Commercial Real Estate		―		―	2,073	2,073
Residential Real Estate		―		―	856	856
Total impaired loans	$	―	$	―	$2,932	$2,932

The Bank’s impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For impaired loans less than $250,000 upon classification and annually at year end, the Bank completes a Certificate of Inspection, which includes an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the impaired loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2015 and 2014.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2015 and December 31, 2014 foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at March 31, 2015
Other foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$55	$55
Total foreclosed assets held for resale	$	―	$	―	$55	$55

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at December 31, 2014
Other foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$55	$55
Total foreclosed assets held for resale	$	―	$	―	$55	$55

The Bank’s foreclosed asset valuation procedure requires an appraisal, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2015 and 2014.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
	Estimate	Valuation Technique	Unobservable Input	Range	Average
March 31, 2015
Impaired loans	$2,596	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (63%)	(38%)
Foreclosed assets held for sale	$55	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(33%) – (46%)	(37%)

December 31, 2014
Impaired loans	$2,932	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (63%)	(37%)
Foreclosed assets held for sale	$55	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(33%) – (46%)	(37%)

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)
	Carrying	Fair Value Measurements at March 31, 2015
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$6,353	$6,353	$	―	$	―	$6,353
Interest-bearing deposits in other banks	382	―		382		―	382
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	340,348	2,001		338,347		―	340,348
Investment securities held-to-maturity	1,051	―		1,054		―	1,054
Restricted investment in bank stocks	6,585	―		6,585		―	6,585
Net loans	501,169	―		―		505,798	505,798
Mortgage servicing rights	488	―		―		488	488
Accrued interest receivable	3,630	―		3,630		―	3,630

FINANCIAL LIABILITIES:
Deposits	661,194	―		662,137		―	662,137
Short-term borrowings	78,088	―		78,088		―	78,088
Long-term borrowings	70,313	―		72,225		―	72,225
Accrued interest payable	433	―		433		―	433

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

(Dollars in thousands)
	Carrying	Fair Value Measurements at December 31, 2014
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$7,543	$7,543	$	―	$	―	$7,543
Interest-bearing deposits in other banks	424	―		424		―	424
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	347,666	2,055		345,611		―	347,666
Investment securities held-to-maturity	1,056	―		1,060		―	1,060
Restricted investment in bank stocks	5,308	―		5,308		―	5,308
Net loans	481,071	―		―		485,468	485,468
Mortgage servicing rights	481	―		―		481	481
Accrued interest receivable	3,313	―		3,313		―	3,313

FINANCIAL LIABILITIES:
Deposits	661,562	―		661,819		―	661,819
Short-term borrowings	73,123	―		73,123		―	73,123
Long-term borrowings	65,339	―		66,739		―	66,739
Accrued interest payable	399	―		399		―	399

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2015 and December 31, 2014:

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

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at March 31, 2015 and December 31, 2014.

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

(In thousands, except earnings per share)
	Three Months Ended
	March 31,
	2015	2014
Net income	$2,449	$2,298
Weighted-average common shares outstanding	5,568	5,521
Basic earnings per share	$0.44	$0.42

Weighted-average common shares outstanding	5,568	5,521
Common stock equivalents due to effect of stock options	2	5
Total weighted-average common shares and equivalents	5,570	5,526
Diluted earnings per share	$0.44	$0.42

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

CRITICAL ACCOUNTING ESTIMATES

The Corporation has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Corporation applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2014 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Corporation filed its Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Quarter ended March 31, 2015 compared to quarter ended March 31, 2014

First Keystone Corporation realized earnings for the first quarter of 2015 of $2,449,000, an increase of $151,000, or 6.6% from the first quarter of 2014. The increase in net income for the first quarter of 2015 was primarily due to an increase in net interest income and non-interest income offset by an increase in non-interest expense.

On a per share basis, for the three months ended March 31, 2015, net income was $0.44 versus $0.42 for the same three month period of 2014. Cash dividends increased to $0.27 per share up from $0.26 in the first three months of 2014, an increase of 3.8%.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2015, interest income amounted to $7,909,000, an increase of $276,000 or 3.6% from the first quarter of 2014, while interest expense amounted to $1,192,000 in the first quarter of 2015, an increase of $67,000, or 6.0% from the first quarter of 2014. As a result, net interest income increased $209,000 or 3.2% from $6,508,000 in the first quarter of 2014 to $6,717,000 in the first quarter of 2015.

The Corporation’s net interest margin for the three months ended March 31, 2015 was 3.33% compared to 3.43% for the three months ended March 31, 2014. The decrease in net interest margin was a result of the unprecedented continuing low interest rate environment and the Bank’s reliance on short-term and long-term borrowings to support loan growth.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarters ended March 31, 2015 and March 31, 2014 was $212,000 and $133,000, respectively. The increase in the provision for loan losses resulted from the Bank’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Net charge-offs for the three months ended March 31, 2015 and 2014 were $117,000 and $175,000, respectively. See Allowance for Loan Losses on page 35 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,857,000 for the quarter ended March 31, 2015, as compared to $1,715,000 for the quarter ended March 31, 2014, an increase of $142,000, or 8.3%. Service charges and fee income increased by $82,000 or 25.9%. This increase was primarily the result of an increase in the Bank’s per item overdraft fee and certain other deposit account fees implemented during the second quarter of 2014. The increase in ATM fees and debit card income was primarily driven by the Bank’s new Kasasa rewards checking program which encourages customers to use their debit card more often. Gains on sales of mortgage loans increased $157,000 or 654.2% due to a favorable and stable rate environment for the Bank’s customers. The primary component of other income is Retail Non-Deposit income, which increased $7,000 or 7.9% as compared to the first quarter of 2014.

Net gains on sales of investment securities decreased $105,000 to $492,000 in the first quarter of 2015 as compared to the quarter ended March 31, 2014. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

Excluding net investment securities gains, non-interest income was $1,365,000 for the first quarter of 2015, an increase of $247,000 or 22.1% from the first quarter of 2014.

NON-INTEREST EXPENSE

Total non-interest expense was $5,283,000 for the quarter ended March 31, 2015, as compared to $5,252,000 for the quarter ended March 31, 2014. Non-interest expense increased $31,000 or 0.6%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,844,000 or 53.8% of total non-interest expense for the three months ended March 31, 2015, as compared to 53.6% for the same three months of 2014. Net occupancy, furniture and equipment, and computer expense amounted to $849,000 for the quarter ended March 31, 2015, a decrease of $24,000 or 2.7%. Pennsylvania shares tax expense increased $17,000 or 10.7% as a result of an increase in total assets and total equity. Data processing expenses increased $123,000 or 323.7% to $161,000 for the quarter ended March 31, 2015 as a result of the planned outsourcing of the Bank’s core processing system in 2014 for data security, disaster recovery and system efficiency goals. Foreclosed assets held for resale expense decreased $96,000 or 93.2% due to the sales of several foreclosed properties in 2014. Advertising expense decreased $52,000 or 41.6% as compared to the first quarter of 2014 as a result of the rollout of the Bank’s new suite of rewards checking products called Kasasa in February 2014. Other non-interest expense amounted to $770,000 for the first quarter of 2015, an increase of $30,000 or 4.1% as compared to the first quarter of 2014. The increase was due to higher fees for an enhanced internet and mobile banking platform, Kasasa rewards and success fees, and an increase in charitable donations.

INCOME TAXES

Effective tax planning has helped produce favorable net income. Income tax expense amounted to $630,000 for the three months ended March 31, 2015, as compared to $540,000 for the three months ended March 31, 2014, an increase of $90,000. The effective total income tax rate was 20.5% for the first quarter of 2015 as compared to 19.0% for the first quarter of 2014. The increase in the effective tax rate was due to a decrease in tax-exempt income from investments in bank owned life insurance, and a net decrease in tax-exempt interest earned from investments in and loans to state and local units of government.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $926,386,000 as of March 31, 2015, an increase of $14,033,000, or 1.5% from year-end 2014. Total assets as of December 31, 2014 amounted to $912,353,000.

Total loans increased $20,193,000 or 4.1%. Loan demand grew in the first quarter of 2015 as the Bank has seen an increase in loan originations, primarily in the commercial and industrial and the commercial real estate categories.

Total deposits decreased $368,000 or 0.1% to $661,194,000 as of March 31, 2015.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the first three months of 2015 by $9,939,000 to $148,401,000 from $138,462,000 as of December 31, 2014. Borrowings increased to support increased loan balances and replace decreased deposit balances.

Total stockholders’ equity increased to $108,635,000 at March 31, 2015, an increase of $2,364,000 or 2.2% over December 31, 2014.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.2% at March 31, 2015, compared to 91.5% at March 31, 2014. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $507,654,000 as of March 31, 2015, up $20,193,000, or 4.1% since year-end 2014. The loan portfolio continues to be diversified. Overall asset quality has remained consistent with non-performing assets increasing slightly since year-end 2014. Total non-performing assets were $4,101,000 as of March 31, 2015, an increase of $62,000, or 1.5% from $4,039,000 reported in non-performing assets as of December 31, 2014. Total allowance for loan losses to total non-performing assets was 158.1% as of March 31, 2015 and 158.2% at December 31, 2014.

In addition to loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2014, to March 31, 2015. Available-for-sale securities amounted to $340,348,000 as of March 31, 2015, a decrease of $7,318,000 from year-end 2014.

Interest-bearing deposits in other banks decreased as of March 31, 2015, to $382,000 from $424,000 at year-end 2014. Time deposits with other banks were $1,482,000 at March 31, 2015 and December 31, 2014.

LOANS

Total loans increased to $507,654,000 as of March 31, 2015 as compared to $487,461,000 as of December 31, 2014. The table on page 17 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $20,193,000 or 4.1%.

Increasing demand for borrowing by businesses accounted for the 4.1% increase in the loan portfolio from December 31, 2014 to March 31, 2015. The Commercial and Industrial portfolio increased $16,391,000 to $81,047,000 as of March 31, 2015 as compared to $64,656,000 as of December 31, 2014. The increase in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $17,903,000, which were offset by loan payoffs of $631,000, as well as regular principal payments. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $5,914,000 to $259,836,000 as of March 31, 2015, as compared to $253,922,000 at December 31, 2014. The increase was mainly attributed to new loan originations totaling $11,584,000, which were offset by loan payoffs of $2,201,000, combined with typical amortizations in the loan portfolio. The Residential Real Estate portfolio decreased $1,848,000 to $161,705,000 as of March 31, 2015, as compared to $163,553,000 at December 31, 2014. The decrease was the result of new loan originations totaling $9,646,000 offset against payoffs of $5,408,000 and loans sold of $5,540,000 combined with regular principal payments. The Corporation continued to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $340,883,000. Of the total commercial portfolio, $259,836,000 or 51.2% of total loans is secured by commercial real estate.

The largest relationship is comprised of various real estate entities with a mutual owner who began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $13,020,000 at March 31, 2015. The individual owns a diverse mix of real estate entities which specialize in construction/development projects, leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $7,570,000 in long term debt, a construction mortgage of $4,450,000, and a $1,000,000 line of credit. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The second largest relationship consists of a real estate development/holding company that was established in 2006 to construct a multi-tenant medical complex, as well as the medical-related entities that operate out of the complex. The relationship had outstanding loan balances and unused commitments of $8,881,000 at March 31, 2015. The debt is comprised of $8,163,000 in term debt, $450,000 in lines of credit, and $268,000 in available credit on a real estate term loan. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The third largest relationship consists of a hotel management company that has been in operation since 1987 and successfully owns and operates seven hotels. At March 31, 2015, the relationship consisted of outstanding loan balances and unused commitments totaling $8,705,000. The debt is comprised of $6,880,000 in long term debt and $1,825,000 in available credit on two real estate term loans. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The fourth largest relationship consists of a municipality founded in 1816 consisting of 35 square miles. According to township officials, the population has been increasing steadily since 2001 and is currently in excess of 11,000 people. In 2012, the township completed its $74,000,000 sewer expansion project. At March 31, 2015, the relationship had outstanding balances and unused commitments of $8,521,000, which consisted entirely of term debt. The loans are secured by project receivables and the full faith, credit, and taxing power of the township.

The fifth largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At March 31, 2015, the relationship had outstanding loan balances and unused commitments of $8,167,000. The debt is comprised of $8,162,000 in long term debt and a $5,000 line of credit. The loans are secured by commercial real estate and business assets.

Each of the relationships is located within the Corporation’s market area.

All of the loans are performing as agreed. The property securing each of the loans was appraised at the time the loan was originated. Appraisals are ordered independently of the loan approval process from appraisers on an approved list. All appraisals are reviewed internally for conformity with accepted standards of the Bank.

All loan relationships in excess of $1,500,000 are reviewed internally and through an external loan review process on an annual basis. Such review is based upon analysis of current financial statements of the borrower, co-borrowers/guarantors, payment history, and economic conditions.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $488,992,000 or 96.3% of total loans are graded Pass; $4,764,000 or 1.0% are graded Special Mention; $13,361,000 or 2.7% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades decreased to $18,125,000 at March 31, 2015, as compared to $18,738,000 at December 31, 2014. Commercial and Industrial non-pass grades decreased to $62,000 as of March 31, 2015 as compared to $68,000 as of December 31, 2014. Commercial Real Estate non-pass grades decreased to $16,176,000 as of March 31, 2015 as compared to $16,480,000 as of December 31, 2014. The Residential Real Estate and Consumer loan non-pass grades decreased to $1,887,000 as of March 31, 2015 as compared to $2,190,000 as of December 31, 2014.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	March 31,	December 31,
	2015	2014
Commercial and Industrial	$81,047	$64,656
Commercial Real Estate	259,836	253,922
Residential Real Estate	161,705	163,553
Consumer	5,066	5,330
Total loans	$507,654	$487,461

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2015, the allowance for loan losses was $6,485,000 as compared to $6,390,000 as of December 31, 2014. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the three month periods ended March 31, 2015 and 2014. For the first three months of 2015, net charge-offs as a percentage of average loans was 0.02% as compared to 0.04% for the three month period ended March 31, 2014. Net charge-offs amounted to $117,000 for the first three months of 2015 as compared to $175,000 for the first three months of 2014. The decrease in net charge-offs in the first three months of 2015 as compared to the first three months of 2014 related primarily to decreased charge-offs in the Commercial Real Estate portfolio. During the first three months of 2015, $43,000 in Commercial Real Estate loans were charged off as compared to $141,000 for the first three months of 2014.

For the first three months of 2015, the provision for loan losses was $212,000 as compared to $133,000 for the first three months of 2014. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $6,485,000 of which 10.6% was attributed to the Commercial and Industrial component; 46.5% attributed to the Commercial Real Estate component; 28.6% attributed to the Residential Real Estate component (primarily residential mortgages); 1.4% attributed to the Consumer component; and 12.9% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 12). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of March 31, 2015.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	March 31,	March 31,
	2015	2014
Balance at beginning of the three month period	$6,390	$6,519
Charge-offs:
Commercial and Industrial	2	7
Commercial Real Estate	43	141
Residential Real Estate	59	30
Consumer	14	8
	118	186
Recoveries:
Commercial and Industrial	―	2
Commercial Real Estate	―	―
Residential Real Estate	―	9
Consumer	1	―
	1	11

Net charge-offs	117	175
Additions charged to operations	212	133
Balance at end of the three month period	$6,485	$6,477

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.04%
Allowance for loan losses to average loans outstanding during the period	1.29%	1.43%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.29% at March 31, 2015 and 1.43% at March 31, 2014.

NON-PERFORMING ASSETS

The table on page 38 details the Corporation’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Corporation would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $4,101,000 as of March 31, 2015 as compared to $4,039,000 as of December 31, 2014. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Non-accrual loans totaled $3,748,000 as of March 31, 2015 as compared to $3,974,000 as of December 31, 2014. Foreclosed assets held for resale amounted to $55,000 at March 31, 2015 and December 31, 2014. Loans past-due 90 days or more and still accruing interest amounted to $298,000 as of March 31, 2015 as compared to $10,000 as of December 31, 2014. At March 31, 2015, Loans past-due 90 days or more and still accruing interest consisted of one Commercial Real Estate loan and three Residential Real Estate loans, which are deemed to be well secured by collateral and are in the process of collection. Non-performing assets to total loans was 0.8% at March 31, 2015 and December 31, 2014. Non-performing assets to total assets was 0.4% at March 31, 2015 and December 31, 2014. The allowance for loan losses to total non-performing assets was 158.1% as of March 31, 2015 as compared to 158.2% as of December 31, 2014. Additional detail can be found on page 38 in the Non-Performing Assets and Impaired Loans table and page 22 in the Loan Receivables on Non-Accrual Status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $4,709,000 at March 31, 2015, compared to $2,477,000 at December 31, 2014.

Impaired loans were $10,898,000 at March 31, 2015 and $7,044,000 at December 31, 2014. The largest impaired loan relationship at March 31, 2015 consisted of one performing loan to a student-housing rental management company in the amount of $4,226,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to economic hardships experienced by the borrower as the result of a significant decline in occupancy rates. The decline in occupancy rates was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The second largest impaired loan relationship at March 31, 2015 consisted of a purchased participation loan secured by commercial real estate. The Corporation’s participation share of the loan was $1,413,000. The collateral evaluation at March 31, 2015 carried a value of $5,787,000, after considering estimated appraisal adjustments and cost to sell of 40% and considering the total participation outstanding note balance, resulting in the Corporation’s specific allocation of $0. At March 31, 2015, the third largest impaired loan relationship was represented by one performing loan carrying a balance of $817,000 secured by commercial real estate. The discounted cash flow evaluation at March 31, 2015 resulted in a specific allocation of $0. The estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $10,898,000 in impaired loans at March 31, 2015, none were located outside the Corporation’s primary market area.

Loans categorized as TDRs carried an unpaid balance of $8,785,000 as of March 31, 2015 as compared to $4,708,000 as of December 31, 2014. The increase was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio resulting in the identification of additional loans classified as TDRs. Of the twenty-two restructured loans at March 31, 2015, four loans are classified in the Commercial and Industrial portfolio, seventeen loans are classified in the Commercial Real Estate portfolio, and one loan is classified in the Consumer portfolio. At March 31, 2015, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,108,000 were not in compliance with the terms of their restructure, compared to March 31, 2014 when six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,153,000 were not in compliance with the terms of their restructure. The troubled debt restructurings at March 31, 2015 consisted of four term modifications beyond the original stated term, eleven interest rate modifications, and seven payment modifications. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of March 31, 2015 and December 31, 2014, specific allocations of $19,000 and $27,000 were attributable to the TDRs.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2015 and December 31, 2014, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

(Dollars in thousands)	March 31,	December 31,
	2015	2014
Non-performing assets
Non-accrual loans	$3,748	$3,974
Foreclosed assets held for resale	55	55
Loans past-due 90 days or more and still accruing interest	298	10
Total non-performing assets	$4,101	$4,039

Impaired loans
Non-accrual loans	$3,748	$3,974
Accruing TDRs	7,150	3,070
Total impaired loans	10,898	7,044
Allocated allowance for loan losses	(92)	(119)
Net investment in impaired loans	$10,806	$6,925

Impaired loans with a valuation allowance	$807	$1,086
Impaired loans without a valuation allowance	10,091	5,958
Total impaired loans	$10,898	$7,044

Allocated valuation allowance as a percent of impaired loans	0.8%	1.7%
Impaired loans to total loans	2.1%	1.4%
Non-performing assets to total loans	0.8%	0.8%
Non-performing assets to total assets	0.4%	0.4%
Allowance for loan losses to impaired loans	59.5%	90.7%
Allowance for loan losses to total non-performing assets	158.1%	158.2%

Real estate mortgages comprise 83.0% of the loan portfolio as of March 31, 2015, as compared to 85.6% as of December 31, 2014. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits decreased $368,000 to $661,194,000 as of March 31, 2015 as non-interest bearing deposits increased by $9,312,000 and interest bearing deposits decreased by $9,680,000 from year-end 2014. The shift to core deposits and away from time deposits continued in the first quarter of 2015. Demand deposits, money market demand accounts and savings accounts all increased, while certificates of deposit fell. Overall, deposit balances changed little in the first quarter of 2015. Total short-term and long-term borrowings increased to $148,401,000 as of March 31, 2015, from $138,462,000 at year-end 2014, an increase of $9,939,000, or 7.2%. Total borrowings increased to fund growth in the loan portfolio and to replace the decrease in deposits.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first three months of the year, net income less dividends paid increased capital by $945,000. Accumulated other comprehensive income derived from net unrealized gains on investment securities available-for-sale also impacts capital. At December 31, 2014, accumulated other comprehensive income was $4,330,000. Accumulated other comprehensive income stood at $5,407,000 at March 31, 2015, an increase of $1,077,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first three months of 2015 at an overall net gain of $492,000. These fluctuations from net unrealized gains on investment securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of this item with the filing of the March 31, 2015 Call Report.

The Corporation held 233,374 and 235,149 shares of common stock as treasury stock at March 31, 2015 and December 31, 2014, respectively. This had an effect of reducing our total stockholders’ equity by $5,765,000 as of March 31, 2015 and $5,823,000 as of December 31, 2014.

Total stockholders’ equity was $108,635,000 as of March 31, 2015, and $106,271,000 as of December 31, 2014. Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2015, the Bank’s leverage ratio was 8.61% compared to 8.63% as of December 31, 2014. Tier I risk based capital and total risk based capital ratios as of March 31, 2015, were 12.96% and 14.04%, respectively. The same ratios as of December 31, 2014 were 13.92% and 15.07%, respectively. In addition, the Bank’s Common Tier 1 capital to risk-weighted assets ratio was 12.96% at March 31, 2015.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at March 31, 2015.

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

The table on the following page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 1.4%, 5.0% and 9.1% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 3.9% and 8.9% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the three months ended March 31, 2015, the cost of interest-bearing liabilities averaged 0.60%, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 3.89%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At March 31, 2015, the 100 and 200 basis point immediate decreases in rates are estimated to affect tax-adjusted net present value with a decrease of 3.0% and 9.0%, respectively. Additionally, tax-adjusted net present value is projected to decrease 3.0%, 8.0% and 15.7% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are below the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(9.1)%
+200 bp Shock vs. Stable Rate	(5.0)%
+100 bp Shock vs. Stable Rate	(1.4)%
Flat rate	―
-100 bp Shock vs. Stable Rate	(3.9)%
-200 bp Shock vs. Stable Rate	(8.9)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(15.7)%
+200 bp Shock vs. Stable Rate	(8.0)%
+100 bp Shock vs. Stable Rate	(3.0)%
Flat rate	―
-100 bp Shock vs. Stable Rate	(3.0)%
-200 bp Shock vs. Stable Rate	(9.0)%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2015.

b)	Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Although the Corporation is subject to various claims and legal actions that occur from time to time in the ordinary course of business, the Corporation is not party to any pending legal proceedings that management believes could have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1 — Jan. 31, 2015	―	―	―	120,000
Feb. 1 — Feb. 28, 2015	―	―	―	120,000
March 1 — March 31, 2015	―	―	―	120,000
Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

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

FIRST KEYSTONE CORPORATION
Registrant

May 8, 2015	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2015	/s/ Diane C.A. Rosler
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

