Form 10-Q
period 2015-06-30
FIRST KEYSTONE CORP
filed 2015-08-07
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Common Stock, $2 Par Value, 5,593,538 shares as of August 3, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$7,389	$7,543
Interest-bearing deposits in other banks	331	424
Total cash and cash equivalents	7,720	7,967
Time deposits with other banks	1,482	1,482
Investment securities available-for-sale	355,046	347,666
Investment securities held-to-maturity (fair value 2015- $34; 2014 - $1,060)	33	1,056
Restricted investment in bank stocks	6,245	5,308
Loans	502,172	487,461
Allowance for loan losses	(6,600)	(6,390)
Net loans	495,572	481,071
Premises and equipment, net	20,342	20,871
Accrued interest receivable	4,005	3,313
Cash surrender value of bank owned life insurance	21,565	21,236
Investments in low-income housing partnerships	1,046	1,130
Goodwill	19,133	19,133
Core deposit intangible, net	―	122
Foreclosed assets held for resale	248	55
Deferred income taxes	1,048	―
Other assets	3,181	1,943
TOTAL ASSETS	$936,666	$912,353

LIABILITIES
Deposits:
Non-interest bearing	$99,407	$96,530
Interest bearing	566,694	565,032
Total deposits	666,101	661,562
Short-term borrowings	88,462	73,123
Long-term borrowings	70,286	65,339
Accrued interest payable	430	399
Deferred income taxes	―	211
Other liabilities	5,233	5,448
TOTAL LIABILITIES	830,512	806,082

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2015 and 2014; issued 0 in 2015 and 2014	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2015 and 2014; issued 5,826,912 in 2015 and 5,802,521 in 2014; outstanding 5,593,538 in 2015 and 5,567,372 in 2014	11,654	11,605
Surplus	33,225	32,674
Retained earnings	65,353	63,485
Accumulated other comprehensive income	1,687	4,330
Treasury stock, at cost, 233,374 shares in 2015 and 235,149 in 2014	(5,765)	(5,823)
TOTAL STOCKHOLDERS’ EQUITY	106,154	106,271
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$936,666	$912,353

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$5,372	$5,065	$10,692	$10,026
Interest and dividend income on investment securities:
Taxable	1,657	2,005	3,348	4,008
Tax-exempt	733	607	1,404	1,240
Dividends	15	16	30	32
Dividend income on restricted investment in bank stocks	72	83	276	102
Interest on interest bearing deposits in other banks	8	―	16	1
Total interest income	7,857	7,776	15,766	15,409

INTEREST EXPENSE
Interest on deposits	776	743	1,528	1,557
Interest on short-term borrowings	66	53	130	88
Interest on long-term borrowings	387	312	763	588
Total interest expense	1,229	1,108	2,421	2,233

Net interest income	6,628	6,668	13,345	13,176
Provision for loan losses	213	200	425	333
Net interest income after provision for loan losses	6,415	6,468	12,920	12,843

NON-INTEREST INCOME
Trust department	240	269	454	495
Service charges and fees	423	394	822	711
Bank owned life insurance income	165	167	329	349
ATM fees and debit card income	310	289	593	549
Gains on sales of mortgage loans	133	56	314	80
Net investment securities gains	603	1,203	1,095	1,800
Impairment charges on equity securities	(14)	―	(14)	―
Other	133	140	257	249
Total non-interest income	1,993	2,518	3,850	4,233

NON-INTEREST EXPENSE
Salaries and employee benefits	2,847	2,825	5,691	5,642
Occupancy, net	406	439	874	895
Furniture and equipment	144	153	291	307
Computer expense	149	280	383	543
Professional services	158	134	312	297
Pennsylvania shares tax	190	158	366	317
FDIC insurance	129	119	253	237
ATM and debit card fees	172	175	297	291
Data processing fees	180	158	341	196
Foreclosed assets held for resale expense	42	19	49	122
Advertising	107	183	180	308
Other	872	796	1,642	1,536
Total non-interest expense	5,396	5,439	10,679	10,691

Income before income tax expense	3,012	3,547	6,091	6,385
Income tax expense	582	791	1,212	1,331
NET INCOME	$2,430	$2,756	$4,879	$5,054

PER SHARE DATA
Net income per share:
Basic	$0.44	$0.50	$0.88	$0.91
Diluted	0.44	0.50	0.88	0.91
Dividends per share	0.27	0.26	0.54	0.52

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended
	June 30,
	2015	2014

Net Income	$2,430	$2,756

Other comprehensive (loss) income:
Unrealized net holding (losses) gains on available-for-sale investment securities arising during the period, net of income taxes of $(1,721) and $1,244, respectively	(3,331)	2,417

Less reclassification adjustment for net gains included in net income, net of income taxes of $(205) and $(409), respectively (a) (c)	(398)	(794)

Less reclassification adjustment for impairment charge on equity securities included in net income, net of income taxes of $5 and $0, respectively (b) (c)	9	―

Total other comprehensive (loss) income	(3,720)	1,623

Total Comprehensive (Loss) Income	$(1,290)	$4,379

(a) Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.

(b) Gross amounts are included in impairment charges on equity securities on the Consolidated Statements of Income in non-interest income.

(c) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

(Dollars in thousands)	Six Months Ended
	June 30,
	2015	2014

Net Income	$4,879	$5,054

Other comprehensive (loss) income:
Unrealized net holding (losses) gains on available-for-sale investment securities arising during the period, net of income taxes of $(1,005) and $2,638, respectively	(1,929)	5,125

Less reclassification adjustment for net gains included in net income, net of income taxes of $(372) and $(612), respectively (a) (c)	(723)	(1,188)

Less reclassification adjustment for impairment charge on equity securities included in net income, net of income taxes of $5 and $0, respectively (b) (c)	9	―

Total other comprehensive (loss) income	(2,643)	3,937

Total Comprehensive Income	$2,236	$8,991

(a) Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.

(b) Gross amounts are included in impairment charges on equity securities on the Consolidated Statements of Income in non-interest income.

(c) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

(Dollars in thousands, except per share data)
					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2015	5,802,521	$11,605	$32,674	$63,485	$4,330	$(5,823)	$106,271
Net Income				4,879			4,879
Other comprehensive loss, net of taxes					(2,643)		(2,643)
Issuance of common stock under dividend reinvestment plan and exercise of employee stock options	24,391	49	551			58	658
Dividends - $0.54 per share				(3,011)			(3,011)
Balance at June 30, 2015	5,826,912	$11,654	$33,225	$65,353	$1,687	$(5,765)	$106,154

Balance at January 1, 2014	5,756,474	$11,513	$31,626	$59,089	$(54)	$(5,823)	$96,351
Net Income				5,054			5,054
Other comprehensive income, net of taxes					3,937		3,937
Issuance of common stock under dividend reinvestment plan	22,161	44	515				559
Dividends - $0.52 per share				(2,874)			(2,874)
Balance at June 30, 2014	5,778,635	$11,557	$32,141	$61,269	$3,883	$(5,823)	$103,027

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

(Dollars in thousands)
	2015	2014
OPERATING ACTIVITIES
Net income	$4,879	$5,054
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	425	333
Depreciation and amortization	784	804
Net premium amortization on investment securities	1,324	843
Deferred income tax expense (benefit)	113	(32)
Gains on sales of mortgage loans	(314)	(80)
Proceeds from sales of mortgage loans originated for resale	11,079	3,298
Originations of mortgage loans originated for resale	(8,853)	(4,173)
Gains on sales of investment securities	(1,095)	(1,800)
Losses on sales of foreclosed real estate held for resale, including write-downs	33	47
(Increase) decrease in accrued interest receivable	(692)	295
Earnings on investment in bank owned life insurance	(329)	(349)
Impairment charges on equity securities	14	―
Losses on disposals of premises and equipment	30	―
(Increase) decrease in other assets	(1,201)	49
Increase in accrued interest payable	31	14
Decrease in other liabilities	(2,135)	(3,110)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,093	1,193

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	79,740	120,202
Proceeds from maturities and redemptions of investment securities available-for-sale	12,727	19,243
Purchases of investment securities available-for-sale	(102,185)	(127,704)
Proceeds from maturities and redemptions of investment securities held-to-maturity	1,023	8
Net change in restricted investment in bank stocks	(937)	(1,900)
Net increase in loans	(17,021)	(16,295)
Purchases of premises and equipment	(122)	(400)
Proceeds from sales of foreclosed assets held for resale	―	458
NET CASH USED IN INVESTING ACTIVITIES	(26,775)	(6,388)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,539	(47,499)
Net increase in short-term borrowings	15,339	20,201
Proceeds from long-term borrowings	5,000	20,000
Repayment of long-term borrowings	(53)	(5,049)
Proceeds from issuance of treasury stock	32	―
Common stock issued	589	539
Dividends paid	(3,011)	(2,874)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	22,435	(14,682)

DECREASE IN CASH AND CASH EQUIVALENTS	(247)	(19,877)
CASH AND CASH EQUIVALENTS, BEGINNING	7,967	30,623
CASH AND CASH EQUIVALENTS, ENDING	$7,720	$10,746
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,390	$2,219
Income taxes paid	1,330	1,119
Loans transferred to foreclosed assets held for resale	226	262

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the three and six months ended June 30, 2015 that were not already adopted by the Corporation.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue requirements in Revenue Recognition (Topic 605). This ASU requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period. Early application is not permitted. In July 2015, the FASB approved a one-year delay of the effective date of this standard. The deferral would require public entities to apply the standard for annual reporting periods beginning after December 15, 2017. Public companies would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016. The Corporation is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Debt securities not classified as Held-to-Maturity and equity securities are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. Management’s decision to sell Available-for-Sale securities is based on changes in economic conditions, controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at June 30, 2015 and December 31, 2014:

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015:	Cost	Gains	Losses	Value
U.S. Treasury securities	$6,026	$50	$ ―	$6,076
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	85,688	479	(605)	85,562
Other	27,852	215	(25)	28,042
Obligations of state and political subdivisions	177,476	4,389	(1,512)	180,353
Corporate debt securities	54,179	127	(1,323)	52,983
Marketable equity securities	1,194	836	―	2,030
Total	$352,415	$6,096	$(3,465)	$355,046

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$33	$1	$ ―	$34
Total	$33	$1	$ ―	$34

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
U.S. Treasury securities	$11,356	$24	$(2)	$11,378
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	112,146	1,055	(487)	112,714
Other	26,246	270	(6)	26,510
Obligations of state and political subdivisions	151,565	6,127	(469)	157,223
Corporate debt securities	38,499	112	(825)	37,786
Marketable equity securities	1,208	867	(20)	2,055
Total	$341,020	$8,455	$(1,809)	$347,666

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$56	$2	$ ―	$58
Other	1,000	2	―	1,002
Total	$1,056	$4	$ ―	$1,060

Securities Available-for-Sale with an aggregate fair value of $241,515,000 at June 30, 2015 and $222,847,000 at December 31, 2014, and securities Held-to-Maturity with an aggregate book value of $33,000 at June 30, 2015 and $1,056,000 at December 31, 2014, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $175,217,000 at June 30, 2015 and $155,895,000 at December 31, 2014.

The amortized cost, estimated fair value and weighted average yield of debt and equity securities, by contractual maturity, are shown below at June 30, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)

	June 30, 2015
	Available-For-Sale					Held-To-Maturity
		U.S. Government	Obligations			U.S. Government
		Corporations &	of State	Corporate	Marketable	Corporations &
	U.S. Treasury	Agencies	& Political	Debt	Equity	Agencies
	Securities	Obligations[1]	Subdivisions[2]	Securities	Securities[3]	Obligations[1]
Within 1 Year:
Amortized cost	$ ―	$ ―	$1,575	$361	$ ―	$ ―
Fair value	―	―	1,575	368	―	―
Weighted average yield	―	―	3.93%	3.10%	―	―

1 - 5 Years:
Amortized cost	6,026	13,846	12,087	7,265	―	33
Fair value	6,076	13,861	12,300	7,187	―	34
Weighted average yield	1.32%	1.70%	3.26%	2.21%	―	2.26%

5 - 10 Years:
Amortized cost	―	32,721	85,318	46,553	―	―
Fair value	―	32,752	85,393	45,428	―	―
Weighted average yield	―	2.22%	3.10%	2.69%	―	―

After 10 Years:
Amortized cost	―	66,973	78,496	―	1,194	―
Fair value	―	66,991	81,085	―	2,030	―
Weighted average yield	―	2.22%	5.29%	―	4.92%	―

Total:
Amortized cost	$6,026	$113,540	$177,476	$54,179	$1,194	$33
Fair value	6,076	113,604	180,353	52,983	2,030	34
Weighted average yield	1.32%	2.16%	4.09%	2.63%	4.92%	2.26%

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

3Marketable equity securities are not considered to have defined maturities and are included in the after ten year category.

There were no aggregate investments with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at June 30, 2015. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt and equity securities for the three months ended June 30, 2015 and 2014 were $31,966,000 and $40,037,000, respectively. Gross gains realized on these sales were $603,000 and $1,514,000, respectively. Gross losses on these sales were $0 and $311,000, respectively. Impairment losses realized on Available-for-Sale equity securities for the three months ended June 30, 2015 and 2014 were $14,000 and $0, respectively.

Proceeds from sales of investments in Available-for-Sale debt and equity securities for the six months ended June 30, 2015 and 2014 were $79,740,000 and $120,202,000, respectively. Gross gains realized on these sales were $1,151,000 and $2,322,000, respectively. Gross losses on these sales were $56,000 and $522,000, respectively. Impairment losses realized on Available-for-Sale equity securities for the six months ended June 30, 2015 and 2014 were $14,000 and $0, respectively.

There were no proceeds from sales of investments in Held-to-Maturity debt and equity securities during the three or six month periods ended June 30, 2015 or 2014. Therefore, there were no gains or losses realized during these periods.

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

When other-than-temporary impairment occurs on debt securities, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected, and the realized loss is recognized as impairment charges on securities on the Consolidated Statements of Income. The amount of the total other-than-temporary impairment related to the other factors shall be recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The realized loss is recognized as impairment charges on securities on the Consolidated Statements of Income. The amount of the total other-than-temporary impairment is recognized in other comprehensive income (loss), net of applicable taxes. The previous cost basis less the other-than-temporary impairment recognized in earnings becomes the new cost basis of the investment.

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. As of June 30, 2015 we recognized other than temporary impairment on one equity security that was trading below cost basis. We have written down the value of the shares based upon market indications. In management’s opinion, the equity securities reflect a more accurate valuation of the shares after the impairment charge. Based on the factors described above, management did not consider any other securities to be other-than-temporarily impaired at June 30, 2015. Management did not consider any securities to be other-than-temporarily impaired at December 31, 2014.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of June 30, 2015 and December 31, 2014:

June 30, 2015

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$ ―	$ ―	$ ―	$ ―	$ ―	$ ―
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	43,613	(377)	12,085	(228)	55,698	(605)
Other	9,160	(25)	―	―	9,160	(25)
Obligations of state and political subdivisions	65,891	(1,234)	8,815	(278)	74,706	(1,512)
Corporate debt securities	26,901	(545)	18,943	(778)	45,844	(1,323)
Marketable equity securities	―	―	―	―	―	―
	$145,565	$(2,181)	$39,843	$(1,284)	$185,408	$(3,465)

December 31, 2014

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$6,030	$(2)	$ ―	$ ―	$6,030	$(2)
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	19,823	(230)	17,099	(257)	36,922	(487)
Other	7,154	(6)	―	―	7,154	(6)
Obligations of state and political subdivisions	21,459	(94)	18,273	(375)	39,732	(469)
Corporate debt securities	22,227	(542)	12,066	(283)	34,293	(825)
Marketable equity securities	30	(20)	―	―	30	(20)
	$76,723	$(894)	$47,438	$(915)	$124,161	$(1,809)

The Corporation invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 108 securities with a one year or less unrealized loss position or any of their 20 securities with a greater than one year unrealized loss position as of June 30, 2015, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheet. As of June 30, 2015 and December 31, 2014, the amount of the reserve for unfunded lending commitments was $77,000 and $0.

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

At the low-risk end of the rating scale, a risk grade of 1 – Minimal Risk is the grade reserved for loans with exceptional credit fundamentals and virtually no risk of default or loss. Loan grades then progress through escalating ratings of 2 through 6 based upon risk. Risk Grade 2 – Modest Risk are loans with sufficient cash flows; Risk Grade 3 – Average Risk are loans with key balance sheet ratios slightly above the borrower’s peers; Risk Grade 4 – Acceptable Risk are loans with key balance sheet ratios usually near the borrower’s peers, but one or more ratios may be higher; and Risk Grade 5 – Marginally Acceptable are loans with strained cash flow, increasing leverage and/or weakening markets. Risk Grade 6 – Management Attention are loans with weaknesses resulting from declining performance trends and the borrower’s cash flows may be temporarily strained. Loans in this category are performing according to terms, but present some type of potential concern.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of June 30, 2015 and December 31, 2014:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
Grade:
1-6 Pass	$77,691	$64,459	$236,691	$237,404
7 Special Mention	217	47	3,030	11,008
8 Substandard	13	21	16,188	5,472
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	―	―	―	―
Net deferred loan fees and costs	156	129	275	38
Total loans	$78,077	$64,656	$256,184	$253,922

	Residential Real Estate
	Including Home Equity		Consumer Loans
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
Grade:
1-6 Pass	$160,201	$161,122	$5,374	$5,248
7 Special Mention	541	520	2	21
8 Substandard	1,663	1,640	7	9
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	―	―	(27)	(40)
Net deferred loan fees and costs	58	271	92	92
Total loans	$162,463	$163,553	$5,448	$5,330

	Total Loans
	June 30,	December 31,
	2015	2014
Grade:
1-6 Pass	$479,957	$468,233
7 Special Mention	3,790	11,596
8 Substandard	17,871	7,142
9 Doubtful	―	―
Add (deduct): Unearned discount and	(27)	(40)
Net deferred loan fees and costs	581	530
Total loans	$502,172	$487,461

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free loans in the amounts of $43,330,000 and $3,084,000, respectively at June 30, 2015 and $30,334,000 and $3,235,000 at December 31, 2014. Loans held for sale amount to $776,000 at June 30, 2015 and $2,201,000 at December 31, 2014.

The activity in the allowance for loan losses, by loan segment, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended June 30, 2015:
Allowance for Loan Losses:
Beginning balance	$687	$3,019	$1,852	$90	$837	$6,485
Charge-offs	―	(94)	(49)	(1)	―	(144)
Recoveries	3	42	―	1	―	46
Provision	16	172	64	(1)	(38)	213
Ending Balance	$706	$3,139	$1,867	$89	$799	$6,600

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the six month period ended June 30, 2015:
Allowance for Loan Losses:
Beginning balance	$542	$3,176	$1,928		$107		$637	$6,390
Charge-offs	(2)	(137)	(108)		(15)		―	(262)
Recoveries	3	42	―		2		―	47
Provision	163	58	47		(5)		162	425
Ending Balance	$706	$3,139	$1,867		$89		$799	$6,600
Ending balance: individually evaluated for impairment	$ ―	$24	$66	$	―	$	―	$90
Ending balance: collectively evaluated for impairment	$706	$3,115	$1,801		$89		$799	$6,510

Loan Receivables:
Ending Balance	$78,077	$256,184	$162,463		$5,448	$	―	$502,172
Ending balance: individually evaluated for impairment	$414	$9,174	$1,029		$2	$	―	$10,619
Ending balance: collectively evaluated for impairment	$77,663	$247,010	$161,434		$5,446	$	―	$491,553

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended June 30, 2014:
Allowance for Loan Losses:
Beginning balance	$825	$3,298	$1,567	$52	$735	$6,477
Charge-offs	―	(96)	(144)	(7)	―	(247)
Recoveries	19	25	2	1	―	47
Provision	(101)	223	194	5	(121)	200
Ending Balance	$743	$3,450	$1,619	$51	$614	$6,477

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the six month period ended June 30, 2014:
Allowance for Loan Losses:
Beginning balance	$776	$3,320	$1,565		$53		$805	$6,519
Charge-offs	(7)	(237)	(174)		(15)		―	(433)
Recoveries	21	25	11		1		―	58
Provision	(47)	342	217		12		(191)	333
Ending Balance	$743	$3,450	$1,619		$51		$614	$6,477
Ending balance: individually evaluated for impairment	$ ―	$26	$18	$	―	$	―	$44
Ending balance: collectively evaluated for impairment	$743	$3,424	$1,601		$51		$614	$6,433

Financing Receivables: Ending Balance	$60,261	$237,901	$159,559		$5,453	$	―	$463,174
Ending balance: individually evaluated for impairment	$441	$5,233	$1,217		$7	$	―	$6,898
Ending balance: collectively evaluated for impairment	$59,820	$232,668	$158,342		$5,446	$	―	$456,276

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of December 31, 2014:
Allowance for Loan Losses:
Ending Balance	$542	$3,176	$1,928		$107		$637	$6,390
Ending balance: individually evaluated for impairment	$ ―	$38	$81	$	―	$	―	$119
Ending balance: collectively evaluated for impairment	$542	$3,138	$1,847		$107		$637	$6,271

Loan Receivables:
Ending Balance	$64,656	$253,922	$163,553		$5,330	$	―	$487,461
Ending balance: individually evaluated for impairment	$399	$5,350	$1,291		$4	$	―	$7,044
Ending balance: collectively evaluated for impairment	$64,257	$248,572	$162,262		$5,326	$	―	$480,417

Of the $248,000 in foreclosed assets held for resale at June 30, 2015, three properties totaling $22,000 were secured by commercial real estate and one property in the amount of $226,000 was secured by residential real estate and was held as the result of obtaining physical possession. At December 31, 2014, the $55,000 in foreclosed assets held for resale was secured entirely by commercial real estate, and there were no residential real estate properties held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $261,000 at June 30, 2015 and $118,000 at December 31, 2014. These balances were not included in foreclosed assets held for resale at June 30, 2015 or December 31, 2014.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding balance of TDRs as of June 30, 2015 and December 31, 2014 was $9,034,000 and $4,708,000, respectively. The increase in TDRs was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio. As of June 30, 2015 and December 31, 2014, there were no unfunded commitments on any TDRs.

During the three months ended June 30, 2015, three loans with a combined post modification balance of $308,000 were classified as TDRs, as compared to the same period in 2014, when four loans with a combined post modification balance of $476,000 were classified as TDRs. The loan modifications for the three months ended June 30, 2015 consisted of two term modifications and one payment modification. The loan modifications for the three months ended June 30, 2014 consisted of one interest rate modification, two term modifications and one payment modification.

During the six months ended June 30, 2015, five loans with a combined post modification balance of $4,558,000 were classified as TDRs, as compared to the same period in 2014, when nine loans with a combined post modification balance of $922,000 were classified as TDRs. The loan modifications for the six months ended June 30, 2015 consisted of three term modifications and two payment modifications. The loan modifications for the six months ended June 30, 2014 consisted of one interest rate modification, three term modifications, and five payment modifications.

The following table presents the unpaid balance of TDRs at the dates indicated:

(Dollars in thousands)
	June 30,	December 31,
	2015	2014
Non-accrual TDRs	$1,761	$1,638
Accruing TDRs	7,273	3,070
Total	$9,034	$4,708

At June 30, 2015, five Commercial Real Estate loans classified as TDRs with a combined recorded investment of $6,393,000 were not in compliance with the terms of their restructure, compared to June 30, 2014 when seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,359,000 were not in compliance with the terms of their restructure.

The following table presents information regarding the loan modifications categorized as TDRs during the three and six months ended June 30, 2015 and June 30, 2014:

(Dollars in thousands, except number of contracts)

Three Months Ended June 30, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	―	$ ―	$ ―	$ ―
Commercial Real Estate	3	354	308	308
Consumer	―	―	―	―
Total	3	$354	$308	$308

(Dollars in thousands, except number of contracts)

	Three Months Ended June 30, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$309	$309	$309
Commercial Real Estate	3	167	167	166
Consumer	―	―	―	―
Total	4	$476	$476	$475

(Dollars in thousands, except number of contracts)

	Six Months Ended June 30, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$23	$23	$22
Commercial Real Estate	4	4,580	4,535	4,533
Consumer	―	―	―	―
Total	5	$4,603	$4,558	$4,555

(Dollars in thousands, except number of contracts)
	Six Months Ended June 30, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	2	$327	$327	$327
Commercial Real Estate	6	588	588	197
Consumer	1	7	7	7
Total	9	$922	$922	$531

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three and six months ended June 30, 2015 and June 30, 2014 with the total number of each type of modification performed.

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	―	―	―	―	1	―	1
Commercial Real Estate	―	2	1	3	―	2	2	4
Consumer	―	―	―	―	―	―	―	―
Total	―	2	1	3	―	3	2	5

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	―	1	1	―	―	2	2
Commercial Real Estate	1	2	―	3	1	3	2	6
Consumer	―	―	―	―	―	―	1	1
Total	1	2	1	4	1	3	5	9

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015				December 31, 2014
		Unpaid				Unpaid
	Recorded	Principal	Related		Recorded	Principal	Related
	Investment	Balance	Allowance		Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$414	$560	$	―	$399	$545	$	―
Commercial Real Estate	8,917	9,161		―	4,828	5,278		―
Residential Real Estate	484	593		―	727	892		―
Consumer	2	2		―	4	4		―

With an allowance recorded:
Commercial and Industrial	―	―		―	―	―		―
Commercial Real Estate	257	257		24	522	522		38
Residential Real Estate	545	550		66	564	569		81
Consumer	―	―		―	―	―		―
Total	$10,619	$11,123		$90	$7,044	$7,810		$119

Total consists of:
Commercial and Industrial	$414	$560	$	―	$399	$545	$	―
Commercial Real Estate	$9,174	$9,418		$24	$5,350	$5,800		$38
Residential Real Estate	$1,029	$1,143		$66	$1,291	$1,461		$81
Consumer	$2	$2	$	―	$4	$4	$	―

At June 30, 2015 and December 31, 2014, $9,034,000 and $4,708,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $18,000 and $27,000, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid principal balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the three and six months ended June 30, 2015 and 2014.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$416	$5	$239	$15
Commercial Real Estate	8,943	141	5,205	55
Residential Real Estate	441	―	1,027	―
Consumer	3	―	7	―

With an allowance recorded:
Commercial Real Estate	257	―	41	―
Residential Real Estate	547	―	77	―
Total	$10,607	$146	$6,596	$70

Total consists of:
Commercial and Industrial	$416	$5	$239	$15
Commercial Real Estate	$9,200	$141	$5,246	$55
Residential Real Estate	$988	$ ―	$1,104	$ ―
Consumer	$3	$ ―	$7	$ ―

Of the $146,000 and $70,000 in interest income recognized on impaired loans for the three months ended June 30, 2015 and 2014, respectively, $0 and $2,000 in interest income was recognized in respect to non-accrual loans.

(Dollars in thousands)	For the Six Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$410	$9	$166	$15
Commercial Real Estate	7,599	247	5,122	77
Residential Real Estate	414	―	969	―
Consumer	3	―	5	―

With an allowance recorded:
Commercial Real Estate	259	―	40	―
Residential Real Estate	553	―	77	―
Total	$9,238	$256	$6,379	$92

Total consists of:
Commercial and Industrial	$410	$9	$166	$15
Commercial Real Estate	$7,858	$247	$5,162	$77
Residential Real Estate	$967	$ ―	$1,046	$ ―
Consumer	$3	$ ―	$5	$ ―

Of the $256,000 and $92,000 in interest income recognized on impaired loans for the six months ended June 30, 2015 and 2014, respectively, $0 and $2,000 in interest income was recognized in respect to non-accrual loans.

Loan receivables on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing, as of June 30, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)
	June 30,	December 31,
	2015	2014
Commercial and Industrial	$ ―	$5
Commercial Real Estate	2,317	2,678
Residential Real Estate	1,029	1,291
Total non-accrual loans	3,346	3,974
Foreclosed assets held for resale	248	55
Loans past-due 90 days or more and still accruing	280	10
Total non-performing assets	$3,874	$4,039

The following tables present the classes of the loan portfolio summarized by the past-due status at June 30, 2015 and December 31, 2014:

(Dollars in thousands)

							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
June 30, 2015:
Commercial and Industrial	$187	$23	$ ―	$210	$77,867	$78,077	$ ―
Commercial Real Estate	1,290	4,265	2,469	8,024	248,160	256,184	280
Residential Real Estate	1,043	920	883	2,846	159,617	162,463	―
Consumer	9	12	―	21	5,427	5,448	―
Total	$2,529	$5,220	$3,352	$11,101	$491,071	$502,172	$280

(Dollars in thousands)
							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2014:
Commercial and Industrial	$72	$28	$5	$105	$64,551	$64,656	$ ―
Commercial Real Estate	1,657	613	2,375	4,645	249,277	253,922	―
Residential Real Estate	1,998	224	1,220	3,442	160,111	163,553	10
Consumer	27	8	―	35	5,295	5,330	―
Total	$3,754	$873	$3,600	$8,227	$479,234	$487,461	$10

At June 30, 2015 and December 31, 2014, there were no commitments to lend additional funds with respect to impaired loans.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount

June 30, 2015 Repurchase agreements (a)	$18,913	$ ―	$18,913	$(18,913)	$ ―	$	―

December 31, 2014 Repurchase agreements (a)	$16,730	$ ―	$16,730	$(16,730)	$ ―	$	―

(a) As of June 30, 2015 and December 31, 2014, the fair value of securities pledged in connection with repurchase agreements was $23,852,000 and $26,094,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2015.

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight					Greater
	and	Up to		30 -90		than
June 30, 2015:	Continuous	30 days		Days		90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and agency securities	$18,913	$	―	$	―	$ ―	$18,913
Total	$18,913	$	―	$	―	$ ―	$18,913

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at June 30, 2015 and December 31, 2014, were as follows:

(Dollars in thousands)
	June 30, 2015	December 31, 2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$72,789	$84,983
Financial standby letters of credit	$460	$471
Performance standby letters of credit	$5,233	$5,851

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

Financial Assets Measured at Fair Value on a Recurring Basis

At June 30, 2015 and December 31, 2014, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

June 30, 2015
	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$6,076	$	―	$6,076
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed		―	85,562		―	85,562
Other		―	28,042		―	28,042
Obligations of state and political subdivisions		―	180,353		―	180,353
Corporate debt securities		―	52,983		―	52,983
Marketable equity securities		2,030	―		―	2,030
Total		$2,030	$353,016	$	―	$355,046

(Dollars in thousands)

December 31, 2014
	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$11,378	$	―	$11,378
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed		―	112,714		―	112,714
Other		―	26,510		―	26,510
Obligations of state and political subdivisions		―	157,223		―	157,223
Corporate debt securities		―	37,786		―	37,786
Marketable equity securities		2,055	―		―	2,055
Total		$2,055	$345,611	$	―	$347,666

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2015 and December 31, 2014, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)
	Level 1		Level 2		Level 3		Total
Assets at June 30, 2015
Impaired loans:
Commercial and Industrial	$	―	$	―	$	―	$	―
Commercial Real Estate		―		―		1,790		1,790
Residential Real Estate		―		―		626		626
Total impaired loans	$	―	$	―		$2,416		$2,416

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at December 31, 2014
Impaired loans:
Commercial and Industrial	$	―	$	―	$3	$3
Commercial Real Estate		―		―	2,073	2,073
Residential Real Estate		―		―	856	856
Total impaired loans	$	―	$	―	$2,932	$2,932

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2015 and December 31, 2014 foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at June 30, 2015
Other foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$22	$22
Total foreclosed assets held for resale	$	―	$	―	$22	$22

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at December 31, 2014
Other foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$55	$55
Total foreclosed assets held for resale	$	―	$	―	$55	$55

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
	Estimate	Valuation Technique	Unobservable Input	Range	Average
June 30, 2015
Impaired loans	$2,416	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0)% – (63)%	(38)%
Foreclosed assets held for resale	$22	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(73)% – (75)%	(74)%

December 31, 2014
Impaired loans	$2,932	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0)% – (63)%	(37)%
Foreclosed assets held for resale	$55	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(33)% – (46)%	(37)%

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)
	Carrying	Fair Value Measurements at June 30, 2015
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$7,389	$7,389	$	―	$	―	$7,389
Interest-bearing deposits in other banks	331	―		331		―	331
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	355,046	2,030		353,016		―	355,046
Investment securities held-to-maturity	33	―		34		―	34
Restricted investment in bank stocks	6,245	―		6,245		―	6,245
Net loans	495,572	―		―		499,760	499,760
Mortgage servicing rights	497	―		―		497	497
Accrued interest receivable	4,005	―		4,005		―	4,005

FINANCIAL LIABILITIES:
Deposits	666,101	―		666,405		―	666,405
Short-term borrowings	88,462	―		88,462		―	88,462
Long-term borrowings	70,286	―		71,934		―	71,934
Accrued interest payable	430	―		430		―	430

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

(Dollars in thousands)
	Carrying	Fair Value Measurements at December 31, 2014
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$7,543	$7,543	$	―	$	―	$7,543
Interest-bearing deposits in other banks	424	―		424		―	424
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	347,666	2,055		345,611		―	347,666
Investment securities held-to-maturity	1,056	―		1,060		―	1,060
Restricted investment in bank stocks	5,308	―		5,308		―	5,308
Net loans	481,071	―		―		485,468	485,468
Mortgage servicing rights	481	―		―		481	481
Accrued interest receivable	3,313	―		3,313		―	3,313

FINANCIAL LIABILITIES:
Deposits	661,562	―		661,819		―	661,819
Short-term borrowings	73,123	―		73,123		―	73,123
Long-term borrowings	65,339	―		66,739		―	66,739
Accrued interest payable	399	―		399		―	399

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2015 and December 31, 2014:

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

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at June 30, 2015 and December 31, 2014.

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

(In thousands, except earnings per share)	Three Months Ended
	June 30,
	2015	2014
Net income	$2,430	$2,756
Weighted-average common shares outstanding	5,581	5,532
Basic earnings per share	$0.44	$0.50

Weighted-average common shares outstanding	5,581	5,532
Common stock equivalents due to effect of stock options	2	5
Total weighted-average common shares and equivalents	5,583	5,537
Diluted earnings per share	$0.44	$0.50

(In thousands, except earnings per share)	Six Months Ended
	June 30,
	2015	2014
Net income	$4,879	$5,054
Weighted-average common shares outstanding	5,574	5,527
Basic earnings per share	$0.88	$0.91

Weighted-average common shares outstanding	5,574	5,527
Common stock equivalents due to effect of stock options	2	5
Total weighted-average common shares and equivalents	5,576	5,532
Diluted earnings per share	$0.88	$0.91

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2015 compared to quarter ended June 30, 2014

First Keystone Corporation realized earnings for the three months ended June 30, 2015 of $2,430,000, a decrease of $326,000, or 11.8% from the second quarter of 2014. The decrease in net income for the three months ended June 30, 2015 was primarily due to a decrease in net investment security gains.

On a per share basis, for the three months ended June 30, 2015, net income was $0.44 versus $0.50 in the three months ended June 30, 2014. Cash dividends increased to $0.27 per share up from $0.26 in the first three months ended June 30, 2014, an increase of 3.8%.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the three months ended June 30, 2015, interest income amounted to $7,857,000, an increase of $81,000 or 1.0% from the three months ended June 30, 2014, while interest expense amounted to $1,229,000 for the three months ended June 30, 2015, an increase of $121,000, or 10.9% from the three months ended June 30, 2014. As a result, net interest income decreased $40,000 or 0.6% to $6,628,000 from $6,668,000 for the same period in 2014.

The Corporation’s net interest margin for the three months ended June 30, 2015 was 3.25% compared to 3.48% for the same period in 2014. The decrease in net interest margin was a result of the unprecedented continuing low interest rate environment and the Bank’s reliance on short-term and long-term borrowings to support loan growth.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarters ended June 30, 2015 and June 30, 2014 was $213,000 and $200,000, respectively. The increase in the provision for loan losses resulted from the Bank’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Net charge-offs for the three months ended June 30, 2015 and 2014 were $98,000 and $200,000, respectively. See Allowance for Loan Losses on page 38 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,993,000 for the three months ended June 30, 2015, as compared to $2,518,000 for the same period in 2014, a decrease of $525,000, or 20.8%. Service charges and fee income increased by $29,000 or 7.4%. This increase was primarily the result of an increase in the Bank’s per item overdraft fee and certain other deposit account fees implemented during the second quarter of 2014. The increase in ATM fees and debit card income was primarily driven by the Bank’s new Kasasa rewards checking program which encourages customers to use their debit card more often. Gains on sales of mortgage loans increased $77,000 or 137.5% due to a favorable and stable rate environment for the Bank’s customers.

Net gains on sales of investment securities decreased $600,000 to $603,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

Excluding net investment securities gains, non-interest income was $1,390,000 for the three months ended June 30, 2015, an increase of $75,000 or 5.7% from the three months ended June 30, 2014.

NON-INTEREST EXPENSE

Total non-interest expense was $5,396,000 for the three months ended June 30, 2015, as compared to $5,439,000 for the three months ended June 30, 2014. Non-interest expense decreased $43,000 or 0.8%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,847,000 or 52.8% of total non-interest expense for the three months ended June 30, 2015, as compared to 51.9% for the three months ended June 30, 2014. Net occupancy, furniture and equipment, and computer expense amounted to $699,000 for the three months ended June 30, 2015, a decrease of $173,000 or 19.8%. The decrease was due to lower software maintenance costs as a result of the outsourcing of the Bank’s core processing system. Pennsylvania shares tax expense increased $32,000 or 20.3% as a result of an increase in total assets and total equity. Data processing expenses increased $22,000 or 13.9% to $180,000 for the three months ended June 30, 2015 as a result of the planned outsourcing of the Bank’s core processing system in 2014 for data security, disaster recovery and system efficiency goals. Foreclosed assets held for resale expense increased $23,000 or 121.1% due to the write down of three foreclosed properties in 2015. Advertising expense decreased $76,000 or 41.5% as compared to the three months ended June 30, 2014. Advertising expense in 2014 included the rollout of the Bank’s new suite of rewards checking products called Kasasa. Other non-interest expense amounted to $872,000 for the three months ended June 30, 2015, an increase of $76,000 or 9.5% as compared to the three months ended June 30, 2014. The increase was due to higher fees for an enhanced internet and mobile banking platform, Kasasa rewards and success fees, and an increase in charitable donations.

INCOME TAXES

Effective tax planning has helped produce favorable net income. Income tax expense amounted to $582,000 for the three months ended June 30, 2015, as compared to $791,000 for the three months ended June 30, 2014, a decrease of $209,000. The effective total income tax rate was 19.3% for the second quarter of 2015 as compared to 22.3% for the second quarter of 2014. The decrease in the effective tax rate was due to a net increase in tax-exempt interest earned from investments in and loans to state and local units of government, and a decrease in net gains on sales of investment securities.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

First Keystone Corporation realized earnings for the six months ended June 30, 2015 of $4,879,000, a decrease of $175,000, or 3.5% from the six months ended June 30, 2014. The decrease in net income for the six months ended June 30, 2015 was primarily due to a decrease in net investment securities gains.

On a per share basis, for the six months ended June 30, 2015, net income was $0.88 versus $0.91 in the six months ended June 30, 2014. Cash dividends increased to $0.54 per share up from $0.52 in the first six months ended June 30, 2014, an increase of 3.8%.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the first six months of 2015, interest income amounted to $15,766,000, an increase of $357,000 or 2.3% from the first six months of 2014, while interest expense amounted to $2,421,000 for the six months ended June 30, 2015, an increase of $188,000, or 8.4% from the six months ended June 30, 2014. As a result, net interest income increased $169,000 or 1.3% to $13,345,000 from $13,176,000 for the same period in 2014.

The Corporation’s net interest margin for the six months ended June 30, 2015 was 3.29% compared to 3.48% for the same period in 2014. The decrease in net interest margin was a result of the unprecedented continuing low interest rate environment and the Bank’s reliance on short-term and long-term borrowings to support loan growth.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six months ended June 30, 2015 and June 30, 2014 was $425,000 and $333,000, respectively. The increase in the provision for loan losses resulted from the Bank’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Net charge-offs for the six months ended June 30, 2015 and 2014 were $215,000 and $375,000, respectively. See Allowance for Loan Losses on page 38 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $3,850,000 for the six months ended June 30, 2015, as compared to $4,233,000 for the same period in 2014, a decrease of $383,000, or 9.0%. Service charges and fee income increased by $111,000 or 15.6%. This increase was primarily the result of an increase in the Bank’s per item overdraft fee and certain other deposit account fees implemented during the second quarter of 2014. The increase in ATM fees and debit card income was primarily driven by the Bank’s new Kasasa rewards checking program which encourages customers to use their debit card more often. Gains on sales of mortgage loans increased $234,000 or 292.5% due to a favorable and stable rate environment for the Bank’s customers.

Net gains on sales of investment securities decreased $705,000 to $1,095,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

Excluding net investment securities gains, non-interest income was $2,755,000 for the six months ended June 30, 2015, an increase of $322,000 or 13.2% from the six months ended June 30, 2014.

NON-INTEREST EXPENSE

Total non-interest expense was $10,679,000 for the six months ended June 30, 2015, as compared to $10,691,000 for the six months ended June 30, 2014. Non-interest expense decreased $12,000 or 0.1%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $5,691,000 or 53.3% of total non-interest expense for the six months ended June 30, 2015, as compared to 52.8% for the six months ended June 30, 2014. Net occupancy, furniture and equipment, and computer expense amounted to $1,548,000 for the six months ended June 30, 2015, a decrease of $197,000 or 11.3%. The decrease was due to lower software maintenance costs as a result of the outsourcing of the Bank’s core processing system. Pennsylvania shares tax expense increased $49,000 or 15.5% as a result of an increase in total assets and total equity. Data processing expenses increased $145,000 or 74.0% to $341,000 for the six months ended June 30, 2015 as a result of the planned outsourcing of the Bank’s core processing system in 2014 for data security, disaster recovery and system efficiency goals. Foreclosed assets held for resale expense decreased $73,000 or 59.8% due to the sales of several foreclosed properties in 2014. Advertising expense decreased $128,000 or 41.6% as compared to the second quarter of 2014 as a result of the rollout of the Bank’s new suite of rewards checking products called Kasasa in February 2014.

INCOME TAXES

Effective tax planning has helped produce favorable net income. Income tax expense amounted to $1,212,000 for the six months ended June 30, 2015, as compared to $1,331,000 for the six months ended June 30, 2014, a decrease of $119,000. The effective total income tax rate was 19.9% for the six months ended June 30, 2015 as compared to 20.8% for the six months ended June 30, 2014. The decrease in the effective tax rate was due to a net increase in tax-exempt interest earned from investments in and loans to state and local units of government, and a decrease in net gains on sales of investment securities.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $936,666,000 as of June 30, 2015, an increase of $24,313,000, or 2.7% from year-end 2014. Total assets as of December 31, 2014 amounted to $912,353,000.

Total loans increased $14,711,000 or 3.0%. Loan demand grew in the six months ended June 30, 2015 as the Bank has seen an increase in loan originations, primarily in the commercial and industrial and the commercial real estate categories.

Total deposits increased $4,539,000 or 0.7% to $666,101,000 as of June 30, 2015.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the first six months of 2015 by $20,286,000 to $158,748,000 from $138,462,000 as of December 31, 2014. Borrowings increased to support increased loan balances.

Total stockholders’ equity decreased to $106,154,000 at June 30, 2015, a decrease of $117,000 or 0.1% from December 31, 2014.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.2% at June 30, 2015, compared to 91.7% at June 30, 2014. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $502,172,000 as of June 30, 2015, up $14,711,000, or 3.0% since year-end 2014. The loan portfolio continues to be diversified. Overall asset quality has remained consistent with non-performing assets increasing slightly since year-end 2014. Total non-performing assets were $3,874,000 as of June 30, 2015, a decrease of $165,000, or 4.1% from $4,039,000 reported in non-performing assets as of December 31, 2014. Total allowance for loan losses to total non-performing assets was 170.4% as of June 30, 2015 and 158.2% at December 31, 2014.

In addition to loans, another primary earning asset is our overall investment portfolio, which increased in size from December 31, 2014, to June 30, 2015. Available-for-sale securities amounted to $355,046,000 as of June 30, 2015, an increase of $7,380,000 from year-end 2014.

Interest-bearing deposits in other banks decreased as of June 30, 2015, to $331,000 from $424,000 at year-end 2014. Time deposits with other banks were $1,482,000 at June 30, 2015 and December 31, 2014.

LOANS

Total loans increased to $502,172,000 as of June 30, 2015 as compared to $487,461,000 as of December 31, 2014. The table on page 17 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $14,711,000 or 3.0%.

Increasing demand for borrowing by businesses accounted for the 3.0% increase in the loan portfolio from December 31, 2014 to June 30, 2015. The Commercial and Industrial portfolio increased $13,421,000 to $78,077,000 as of June 30, 2015 as compared to $64,656,000 as of December 31, 2014. The increase in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $17,890,000, which were offset by loan payoffs of $2,177,000, as well as regular principal payments. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $2,262,000 to $256,184,000 as of June 30, 2015, as compared to $253,922,000 at December 31, 2014. The increase was mainly attributed to new loan originations totaling $17,663,000, which were offset by loan payoffs of $5,256,000, combined with regular principal payments and typical amortizations in the loan portfolio. The Residential Real Estate portfolio decreased $1,090,000 to $162,463,000 as of June 30, 2015, as compared to $163,553,000 at December 31, 2014. The decrease was the result of new loan originations totaling $11,847,000 offset against payoffs of $7,684,000 and net loans sold of $3,445,000 combined with regular principal payments. Net loans sold in the Residential Real Estate portfolio for the six months ended June 30, 2015 consisted of total loans sold during the six months ended June 30, 2015 of $10,765,000 offset with loans opened and sold in the same quarter during any quarter of 2015 which amounted to $7,320,000. The Corporation continued to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $334,261,000. Of the total commercial portfolio, $256,184,000 or 51.0% of total loans is secured by commercial real estate.

The largest relationship is comprised of various real estate entities with a mutual owner who began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $9,009,000 at June 30, 2015. The individual owns a diverse mix of real estate entities which specialize in construction/development projects, leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $8,009,000 in long term debt and a $1,000,000 line of credit. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The second largest relationship consists of a real estate development/holding company that was established in 2006 to construct a multi-tenant medical complex, as well as the medical-related entities that operate out of the complex. The relationship had outstanding loan balances and unused commitments of $8,759,000 at June 30, 2015. The debt is comprised of $8,041,000 in term debt, $450,000 in lines of credit, and $268,000 in available credit on a real estate term loan. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The third largest relationship consists of a hotel management company that has been in operation since 1987 and successfully owns and operates seven hotels. At June 30, 2015, the relationship consisted of outstanding loan balances and unused commitments totaling $8,686,000. The debt is comprised of $6,861,000 in long term debt and $1,825,000 in available credit on two real estate term loans. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The fourth largest relationship consists of a municipality founded in 1816 consisting of 35 square miles. The township completed a major expansion of its central sewage system in late 2012 due to increasing population growth among residential users and the addition of a large volume of business users, including pharmaceutical companies and recreational waterparks. The expansion was funded by grants, bond issues, and bank debt. At June 30, 2015, the relationship had outstanding balances and unused commitments of $8,521,000, which consisted entirely of term debt. The loans are secured by project receivables and the full faith, credit, and taxing power of the township.

The fifth largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At June 30, 2015, the relationship had outstanding loan balances and unused commitments of $8,100,000. The debt is comprised of $8,095,000 in long term debt and a $5,000 line of credit. The loans are secured by commercial real estate and business assets.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $479,957,000 or 95.6% of total loans are graded Pass; $3,790,000 or 0.8% are graded Special Mention; $17,871,000 or 3.6% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $21,661,000 at June 30, 2015, as compared to $18,738,000 at December 31, 2014. Commercial and Industrial non-pass grades increased to $230,000 as of June 30, 2015 as compared to $68,000 as of December 31, 2014. Commercial Real Estate non-pass grades increased to $19,218,000 as of June 30, 2015 as compared to $16,480,000 as of December 31, 2014. The Residential Real Estate and Consumer loan non-pass grades increased to $2,213,000 as of June 30, 2015 as compared to $2,190,000 as of December 31, 2014.

The increase in Commercial Real Estate non-pass grades was mainly the result of the downgrade of five loans. Three loans totaling $2,864,000 are with a corporation that operates a licensed nursing/long-term care facility. A decline in nursing home residents has led to decreased revenues and increased operating losses. However, despite the circumstances, the borrower continues to perform. One loan in the amount of $280,000 is with a single individual that owns and operates an agricultural hydroponic greenhouse. Declining business and weak cash flows have resulted in operating losses. Despite these losses, the borrower continues to perform. One loan in the amount of $39,000 is to a limited liability company for the purchase of a single unit residential property. The borrowers have experienced a significant reduction to annual income and may experience difficulties in making future payments on the loan.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	June 30,	December 31,
	2015	2014
Commercial and Industrial	$78,077	$64,656
Commercial Real Estate	256,184	253,922
Residential Real Estate	162,463	163,553
Consumer	5,448	5,330
Total loans	$502,172	$487,461

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of June 30, 2015, the allowance for loan losses was $6,600,000 as compared to $6,390,000 as of December 31, 2014. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the six month periods ended June 30, 2015 and 2014. For the first six months of 2015, net charge-offs as a percentage of average loans was 0.04% as compared to 0.08% for the six month period ended June 30, 2014. Net charge-offs amounted to $215,000 for the first six months of 2015 as compared to $375,000 for the six months of 2014. The decrease in net charge-offs in the first six months of 2015 as compared to the first six months of 2014 related primarily to decreased charge-offs in Commercial and Residential Real Estate loans. During the first six months of 2015, $245,000 in Commercial and Residential Real Estate loans were charged off as compared to $411,000 for the first six months of 2014.

For the first six months of 2015, the provision for loan losses was $425,000 as compared to $333,000 for the first six months of 2014. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $6,600,000 of which 10.7% was attributed to the Commercial and Industrial component; 47.6% attributed to the Commercial Real Estate component; 28.3% attributed to the Residential Real Estate component (primarily residential mortgages); 1.3% attributed to the Consumer component; and 12.1% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 12). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of June 30, 2015.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	June 30,	June 30,
	2015	2014
Balance at beginning of the six month period	$6,390	$6,519
Charge-offs:
Commercial and Industrial	2	7
Commercial Real Estate	137	237
Residential Real Estate	108	174
Consumer	15	15
	262	433
Recoveries:
Commercial and Industrial	3	21
Commercial Real Estate	42	25
Residential Real Estate	―	11
Consumer	2	1
	47	58

Net charge-offs	215	375
Additions charged to operations	425	333
Balance at end of the six month period	$6,600	$6,477

Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.08%
Allowance for loan losses to average loans outstanding during the period	1.31%	1.42%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.31% at June 30, 2015 and 1.42% at June 30, 2014.

NON-PERFORMING ASSETS

The table on page 42 details the Corporation’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Corporation would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $3,874,000 as of June 30, 2015 as compared to $4,039,000 as of December 31, 2014. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Non-accrual loans totaled $3,346,000 as of June 30, 2015 as compared to $3,974,000 as of December 31, 2014. Foreclosed assets held for resale amounted to $248,000 at June 30, 2015 as compared to $55,000 at December 31, 2014. Loans past-due 90 days or more and still accruing interest amounted to $280,000 as of June 30, 2015 as compared to $10,000 as of December 31, 2014. At June 30, 2015, Loans past-due 90 days or more and still accruing interest consisted of one Commercial Real Estate loan and one Commercial and Industrial loan, which are both deemed to be well secured by collateral and are in the process of collection. Non-performing assets to total loans was 0.8% at June 30, 2015 and December 31, 2014. Non-performing assets to total assets was 0.4% at June 30, 2015 and December 31, 2014. The allowance for loan losses to total non-performing assets was 170.4% as of June 30, 2015 as compared to 158.2% as of December 31, 2014. Additional detail can be found on page 42 in the Non-Performing Assets and Impaired Loans table and page 23 in the Loan Receivables on Non-Accrual Status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $9,092,000 at June 30, 2015, compared to $2,477,000 at December 31, 2014.

Impaired loans were $10,619,000 at June 30, 2015 and $7,044,000 at December 31, 2014. The largest impaired loan relationship at June 30, 2015 consisted of one performing loan to a student-housing rental management company in the amount of $4,226,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to economic hardships experienced by the borrower as the result of a significant decline in occupancy rates. The decline in occupancy rates was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The discounted cash flow evaluation at June 30, 2015 resulted in a specific allocation of $0. The second largest impaired loan relationship at June 30, 2015 consisted of a purchased participation loan secured by commercial real estate. The Corporation’s participation share of the loan was $1,413,000. The collateral evaluation at June 30, 2015 carried a value of $5,787,000, after considering estimated appraisal adjustments and cost to sell of 40% and considering the total participation outstanding note balance, resulting in the Corporation’s specific allocation of $0. At June 30, 2015, the third largest impaired loan relationship was represented by one performing loan carrying a balance of $783,000 secured by commercial real estate. The discounted cash flow evaluation at June 30, 2015 resulted in a specific allocation of $0. The estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $10,619,000 in impaired loans at June 30, 2015, none were located outside the Corporation’s primary market area.

Loans categorized as TDRs carried an unpaid balance of $9,034,000 as of June 30, 2015 as compared to $4,708,000 as of December 31, 2014. The increase was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio resulting in the identification of additional loans classified as TDRs. Of the twenty-five restructured loans at June 30, 2015, four loans are classified in the Commercial and Industrial portfolio, twenty loans are classified in the Commercial Real Estate portfolio, and one loan is classified in the Consumer portfolio. At June 30, 2015, five Commercial Real Estate loans classified as TDRs with a combined recorded investment of $6,393,000 were not in compliance with the terms of their restructure, compared to June 30, 2014 when eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,383,000 were not in compliance with the terms of their restructure. The troubled debt restructurings at June 30, 2015 consisted of nine term modifications beyond the original stated term, four interest rate modifications, and twelve payment modifications. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of June 30, 2015 and December 31, 2014, specific allocations of $18,000 and $27,000 were attributable to the TDRs.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of June 30, 2015 and December 31, 2014, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

(Dollars in thousands)	June 30,	December 31,
	2015	2014
Non-performing assets
Non-accrual loans	$3,346	$3,974
Foreclosed assets held for resale	248	55
Loans past-due 90 days or more and still accruing interest	280	10
Total non-performing assets	$3,874	$4,039

Impaired loans
Non-accrual loans	$3,346	$3,974
Accruing TDRs	7,273	3,070
Total impaired loans	10,619	7,044
Allocated allowance for loan losses	(90)	(119)
Net investment in impaired loans	$10,529	$6,925

Impaired loans with a valuation allowance	$802	$1,086
Impaired loans without a valuation allowance	9,817	5,958
Total impaired loans	$10,619	$7,044

Allocated valuation allowance as a percent of impaired loans	0.8%	1.7%
Impaired loans to total loans	2.1%	1.4%
Non-performing assets to total loans	0.8%	0.8%
Non-performing assets to total assets	0.4%	0.4%
Allowance for loan losses to impaired loans	62.2%	90.7%
Allowance for loan losses to total non-performing assets	170.4%	158.2%

Real estate mortgages comprise 83.4% of the loan portfolio as of June 30, 2015, as compared to 85.6% as of December 31, 2014. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits increased $4,539,000 to $666,101,000 as of June 30, 2015 as non-interest bearing deposits increased by $2,877,000 and interest bearing deposits increased by $1,662,000 from year-end 2014. The shift to core deposits and away from time deposits continued in the six months ended June 30, 2015. Demand deposits and savings accounts increased, while certificates of deposit fell. Overall, deposit balances changed little in the six months ended June 30, 2015. Total short-term and long-term borrowings increased to $158,748,000 as of June 30, 2015, from $138,462,000 at year-end 2014, an increase of $20,286,000, or 14.7%. Total borrowings increased to fund growth in the loan portfolio.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first six months of the year, net income less dividends paid increased capital by $1,868,000. Accumulated other comprehensive income derived from net unrealized gains on investment securities available-for-sale also impacts capital. At December 31, 2014, accumulated other comprehensive income was $4,330,000. Accumulated other comprehensive income stood at $1,687,000 at June 30, 2015, a decrease of $2,643,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first half of 2015 at an overall net gain of $1,095,000. These fluctuations from net unrealized gains on investment securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of this item with the filing of the March 31, 2015 Call Report.

The Corporation held 233,374 and 235,149 shares of common stock as treasury stock at June 30, 2015 and December 31, 2014, respectively. This had an effect of reducing our total stockholders’ equity by $5,765,000 as of June 30, 2015 and $5,823,000 as of December 31, 2014.

Total stockholders’ equity was $106,154,000 as of June 30, 2015, and $106,271,000 as of December 31, 2014. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2015, the Bank’s Tier 1 leverage ratio was 8.57% compared to 8.63% as of December 31, 2014. Tier I risk based capital and total risk based capital ratios as of June 30, 2015, were 12.89% and 13.97%, respectively. The same ratios as of December 31, 2014 were 13.92% and 15.07%, respectively. In addition, the Bank’s Common Equity Tier 1 capital to risk-weighted assets ratio was 12.89% at June 30, 2015.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at June 30, 2015.

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

The table on the following page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 4.2%, 8.8% and 14.0% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 3.3% and 9.6% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the six months ended June 30, 2015, the cost of interest-bearing liabilities averaged 0.67%, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 3.85%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At June 30, 2015, the 100 and 200 basis point immediate decreases in rates are estimated to affect tax-adjusted net present value with 0.0% effect and a decrease of 3.0%, respectively. Additionally, tax-adjusted net present value is projected to decrease 5.0%, 10.0% and 16.7% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are below the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(14.0)%
+200 bp Shock vs. Stable Rate	(8.8)%
+100 bp Shock vs. Stable Rate	(4.2)%
Flat rate	―
-100 bp Shock vs. Stable Rate	(3.3)%
-200 bp Shock vs. Stable Rate	(9.6)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(16.7)%
+200 bp Shock vs. Stable Rate	(10.0)%
+100 bp Shock vs. Stable Rate	(5.0)%
Flat rate	―
-100 bp Shock vs. Stable Rate	―
-200 bp Shock vs. Stable Rate	(3.0)%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2015.

b)	Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 — April 30, 2015	―	―	―	120,000

May 1 — May 31, 2015	―	―	―	120,000

June 1 — June 30, 2015	―	―	―	120,000

Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

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

FIRST KEYSTONE CORPORATION
Registrant

August 7, 2015	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2015	/s/ Diane C.A. Rosler
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

