Form 10-Q
period 2015-09-30
FIRST KEYSTONE CORP
filed 2015-11-06
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Common Stock, $2 Par Value, 5,606,938 shares as of November 4, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$9,512	$7,543
Interest-bearing deposits in other banks	488	424
Total cash and cash equivalents	10,000	7,967
Time deposits with other banks	1,482	1,482
Investment securities available-for-sale	370,293	347,666
Investment securities held-to-maturity (fair value 2015- $31 2014 - $1,060)	30	1,056
Restricted investment in bank stocks	6,795	5,308
Loans	519,909	487,461
Allowance for loan losses	(7,234)	(6,390)
Net loans	512,675	481,071
Premises and equipment, net	20,130	20,871
Accrued interest receivable	3,990	3,313
Cash surrender value of bank owned life insurance	21,734	21,236
Investments in low-income housing partnerships	1,595	1,130
Goodwill	19,133	19,133
Core deposit intangible, net	―	122
Foreclosed assets held for resale	256	55
Other assets	3,429	1,943
TOTAL ASSETS	$971,542	$912,353
LIABILITIES
Deposits:
Non-interest bearing	$107,540	$96,530
Interest bearing	613,997	565,032
Total deposits	721,537	661,562
Short-term borrowings	65,482	73,123
Long-term borrowings	70,259	65,339
Accrued interest payable	434	399
Deferred income taxes	215	211
Other liabilities	4,553	5,448
TOTAL LIABILITIES	862,480	806,082
STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2015 and 2014; issued 0 in 2015 and 2014	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2015 and 2014; issued 5,840,050 in 2015 and 5,802,521 in 2014; outstanding 5,606,938 in 2015 and 5,567,372 in 2014	11,680	11,605
Surplus	33,522	32,674
Retained earnings	66,327	63,485
Accumulated other comprehensive income	3,289	4,330
Treasury stock, at cost, 233,112 shares in 2015 and 235,149 in 2014	(5,756)	(5,823)
TOTAL STOCKHOLDERS’ EQUITY	109,062	106,271
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$971,542	$912,353

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$5,398	$5,258	$16,090	$15,284
Interest and dividend income on investment securities:
Taxable	1,579	1,912	4,927	5,920
Tax-exempt	808	560	2,212	1,800
Dividends	15	18	45	50
Dividend income on restricted investment in bank stocks	77	67	353	169
Interest on interest-bearing deposits in other banks	8	―	24	1
Total interest income	7,885	7,815	23,651	23,224
INTEREST EXPENSE
Interest on deposits	779	684	2,307	2,241
Interest on short-term borrowings	85	71	215	159
Interest on long-term borrowings	390	325	1,153	913
Total interest expense	1,254	1,080	3,675	3,313
Net interest income	6,631	6,735	19,976	19,911
Provision for loan losses	753	100	1,178	433
Net interest income after provision for loan losses	5,878	6,635	18,798	19,478
NON-INTEREST INCOME
Trust department	216	216	670	711
Service charges and fees	469	460	1,291	1,171
Bank owned life insurance income	169	165	498	514
ATM fees and debit card income	310	284	903	833
Gains on sales of mortgage loans	111	68	425	148
Net investment securities gains	1,036	163	2,131	1,963
Impairment charges on equity securities	―	―	(14)	―
Other	121	146	378	395
Total non-interest income	2,432	1,502	6,282	5,735
NON-INTEREST EXPENSE
Salaries and employee benefits	2,741	2,927	8,432	8,569
Occupancy, net	386	384	1,260	1,279
Furniture and equipment	158	130	449	437
Computer expense	217	273	600	816
Professional services	139	147	451	444
Pennsylvania shares tax	190	159	556	476
FDIC insurance	137	142	390	379
ATM and debit card fees	164	155	461	446
Data processing fees	111	102	452	298
Foreclosed assets held for resale expense	9	4	58	126
Advertising	147	139	327	447
Other	833	700	2,475	2,236
Total non-interest expense	5,232	5,262	15,911	15,953
Income before income tax expense	3,078	2,875	9,169	9,260
Income tax expense	593	492	1,805	1,823
NET INCOME	$2,485	$2,383	$7,364	$7,437
PER SHARE DATA
Net income per share:
Basic	$0.44	$0.43	$1.32	$1.34
Diluted	0.44	0.43	1.32	1.34
Dividends per share	0.27	0.26	0.81	0.78

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended
	September 30,
	2015	2014

Net Income	$2,485	$2,383

Other comprehensive income (loss):
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $1,181 and $(100), respectively	2,285	(174)

Less reclassification adjustment for net gains included in net income, net of income taxes of $(353) and $(55), respectively (a) (b)	(683)	(108)

Total other comprehensive income (loss)	1,602	(282)

Total Comprehensive Income	$4,087	$2,101

_______________________

(a)	Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

(Dollars in thousands)	Nine Months Ended
	September 30,
	2015	2014

Net Income	$7,364	$7,437

Other comprehensive (loss) income:
Unrealized net holding gains on available-for-sale investment securities arising during the period, net of income taxes of $176 and $2,538, respectively	356	4,951

Less reclassification adjustment for net gains included in net income, net of income taxes of $(725) and $(667), respectively (a) (c)	(1,406)	(1,296)

Less reclassification adjustment for impairment charges on equity securities included in net income, net of income taxes of $5 and $0, respectively (b) (c)	9	―

Total other comprehensive (loss) income	(1,041)	3,655

Total Comprehensive Income	$6,323	$11,092

_______________________

(a)	Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.
(b)	Gross amounts are included in impairment charges on equity securities on the Consolidated Statements of Income in non-interest income.
(c)	Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

(Dollars in thousands, except per share data)
					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2015	5,802,521	$11,605	$32,674	$63,485	$4,330	$(5,823)	$106,271
Net Income				7,364			7,364
Other comprehensive loss, net of taxes					(1,041)		(1,041)
Issuance of common stock under dividend reinvestment plan and exercise of employee stock options	37,529	75	848			67	990
Dividends - $0.81 per share				(4,522)			(4,522)
Balance at September 30, 2015	5,840,050	$11,680	$33,522	$66,327	$3,289	$(5,756)	$109,062

Balance at January 1, 2014	5,756,474	$11,513	$31,626	$59,089	$(54)	$(5,823)	$96,351
Net Income				7,437			7,437
Other comprehensive income, net of taxes					3,655		3,655
Issuance of common stock under dividend reinvestment plan	33,993	68	778				846
Dividends - $0.78 per share				(4,315)			(4,315)
Balance at September 30, 2014	5,790,467	$11,581	$32,404	$62,211	$3,601	$(5,823)	$103,974

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

(Dollars in thousands)
	2015	2014
OPERATING ACTIVITIES
Net income	$7,364	$7,437
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,178	433
Depreciation and amortization	1,126	1,213
Net premium amortization on investment securities	2,103	1,207
Deferred income tax expense	549	155
Gains on sales of mortgage loans	(425)	(148)
Proceeds from sales of mortgage loans originated for resale	15,447	6,000
Originations of mortgage loans originated for resale	(13,961)	(8,077)
Gains on sales of investment securities	(2,131)	(1,963)
Impairment charges on equity securities	14	―
Losses on sales of foreclosed real estate held for resale, including write-downs	34	36
(Increase) decrease in accrued interest receivable	(677)	211
Earnings on investment in bank owned life insurance	(498)	(514)
Losses on disposals of premises and equipment	30	―
Increase in other assets	(1,486)	(300)
Increase in accrued interest payable	35	9
Decrease in other liabilities	(1,958)	(3,041)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,744	2,658
INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	111,799	138,218
Proceeds from maturities and redemptions of investment securities available-for-sale	17,006	31,087
Purchases of investment securities available-for-sale	(151,941)	(150,390)
Proceeds from maturities and redemptions of investment securities held-to-maturity	1,026	12
Net change in restricted investment in bank stocks	(1,487)	(2,355)
Net increase in loans	(34,035)	(37,178)
Purchases of premises and equipment	(232)	(516)
Purchases of investment in real estate venture	(590)	—
Proceeds from sales of foreclosed assets held for resale	21	489
NET CASH USED IN INVESTING ACTIVITIES	(58,433)	(20,633)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	59,975	(33,976)
Net (decrease) increase in short-term borrowings	(7,641)	8,617
Proceeds from long-term borrowings	5,000	30,000
Repayment of long-term borrowings	(80)	(5,065)
Common stock issued	953	826
Proceeds from issuance of treasury stock	37	―
Dividends paid	(4,522)	(4,315)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	53,722	(3,913)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,033	(21,888)
CASH AND CASH EQUIVALENTS, BEGINNING	7,967	30,623
CASH AND CASH EQUIVALENTS, ENDING	$10,000	$8,735
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3,640	$3,304
Income taxes paid	2,047	1,755
Purchased securities settling after quarter end	1,063	―
Loans transferred to foreclosed assets held for resale	256	262

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the three and nine months ended September 30, 2015 that were not already adopted by the Corporation.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at September 30, 2015 and December 31, 2014:

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015:	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,026	$6	$ ―	$1,032
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	95,941	626	(299)	96,268
Other	21,876	256	(46)	22,086
Obligations of state and political subdivisions	195,845	5,048	(340)	200,553
Corporate debt securities	49,350	31	(993)	48,388
Marketable equity securities	1,194	772	―	1,966
Total	$365,232	$6,739	$(1,678)	$370,293

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$30	$1	$ ―	$31
Total	$30	$1	$ ―	$31

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
U.S. Treasury securities	$11,356	$24	$(2)	$11,378
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	112,146	1,055	(487)	112,714
Other	26,246	270	(6)	26,510
Obligations of state and political subdivisions	151,565	6,127	(469)	157,223
Corporate debt securities	38,499	112	(825)	37,786
Marketable equity securities	1,208	867	(20)	2,055
Total	$341,020	$8,455	$(1,809)	$347,666

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$56	$2	$ ―	$58
Other	1,000	2	―	1,002
Total	$1,056	$4	$ ―	$1,060

Securities Available-for-Sale with an aggregate fair value of $312,484,000 at September 30, 2015 and $222,847,000 at December 31, 2014, and securities Held-to-Maturity with an aggregate book value of $30,000 at September 30, 2015 and $1,056,000 at December 31, 2014, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $236,806,000 at September 30, 2015 and $155,895,000 at December 31, 2014.

The amortized cost, estimated fair value and weighted average yield of debt and equity securities, by contractual maturity, are shown below at September 30, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)

	September 30, 2015
	Available-For-Sale					Held-To-Maturity
		U.S. Government	Obligations			U.S. Government
		Corporations &	of State	Corporate	Marketable	Corporations &
	U.S. Treasury	Agencies	& Political	Debt	Equity	Agencies
	Securities	Obligations[1]	Subdivisions[2]	Securities	Securities[3]	Obligations[1]
Within 1 Year:
Amortized cost	$ ―	$ ―	$550	$869	$ ―	$ ―
Fair value	―	―	565	885	―	―
Weighted average yield	―	―	6.45%	3.15%	―	―

1 - 5 Years:
Amortized cost	1,026	15,127	20,586	12,155	―	30
Fair value	1,032	15,271	21,077	12,031	―	31
Weighted average yield	0.96%	1.83%	3.01%	2.30%	―	2.55%

5 - 10 Years:
Amortized cost	―	40,740	91,445	36,326	―	―
Fair value	―	41,077	92,800	35,472	―	―
Weighted average yield	―	2.18%	3.13%	2.69%	―	―

After 10 Years:
Amortized cost	―	61,950	83,264	―	1,194	―
Fair value	―	62,006	86,111	―	1,966	―
Weighted average yield	―	1.65%	4.93%	―	4.95%	―

Total:
Amortized cost	$1,026	$117,817	$195,845	$49,350	$1,194	$30
Fair value	1,032	118,354	200,553	48,388	1,966	31
Weighted average yield	0.96%	1.86%	3.89%	2.60%	4.95%	2.55%

_______________________

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

3Marketable equity securities are not considered to have defined maturities and are included in the after ten year category.

There were no aggregate investments with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at September 30, 2015. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt and equity securities for the three months ended September 30, 2015 and 2014 were $32,059,000 and $18,016,000, respectively. Gross gains realized on these sales were $1,036,000 and $235,000, respectively. Gross losses on these sales were $0 and $72,000, respectively. Impairment losses realized on Available-for-Sale equity securities for the three months ended September 30, 2015 and 2014 were $0 and $0, respectively.

Proceeds from sales of investments in Available-for-Sale debt and equity securities for the nine months ended September 30, 2015 and 2014 were $111,799,000 and $138,218,000, respectively. Gross gains realized on these sales were $2,186,000 and $2,557,000, respectively. Gross losses on these sales were $55,000 and $594,000, respectively. Impairment losses realized on Available-for-Sale equity securities for the nine months ended September 30, 2015 and 2014 were $14,000 and $0, respectively.

There were no proceeds from sales of investments in Held-to-Maturity debt and equity securities during the three or nine month periods ended September 30, 2015 or 2014. Therefore, there were no gains or losses realized during these periods.

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

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. As of June 30, 2015, we recognized other than temporary impairment on one equity security that was trading below cost basis. We have written down the value of the shares based upon market indications. In management’s opinion, the equity securities reflect a more accurate valuation of the shares after the impairment charge. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at September 30, 2015. Management did not consider any securities to be other-than-temporarily impaired at December 31, 2014.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of September 30, 2015 and December 31, 2014:

September 30, 2015

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$ ―	$ ―	$ ―	$ ―	$ ―	$ ―
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	17,464	(199)	11,801	(100)	29,265	(299)
Other	3,928	(46)	―	―	3,928	(46)
Obligations of state and political subdivisions	34,508	(213)	8,133	(127)	42,641	(340)
Corporate debt securities	26,913	(365)	19,080	(628)	45,993	(993)
Marketable equity securities	―	―	―	―	―	―
	$82,813	$(823)	$39,014	$(855)	$121,827	$(1,678)

December 31, 2014

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$6,030	$(2)	$ ―	$ ―	$6,030	$(2)
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	19,823	(230)	17,099	(257)	36,922	(487)
Other	7,154	(6)	―	―	7,154	(6)
Obligations of state and political subdivisions	21,459	(94)	18,273	(375)	39,732	(469)
Corporate debt securities	22,227	(542)	12,066	(283)	34,293	(825)
Marketable equity securities	30	(20)	―	―	30	(20)
	$76,723	$(894)	$47,438	$(915)	$124,161	$(1,809)

The Corporation invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 62 securities with a one year or less unrealized loss position or any of their 19 securities with a greater than one year unrealized loss position as of September 30, 2015, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheet. As of September 30, 2015 and December 31, 2014, the amount of the reserve for unfunded lending commitments was $132,000 and $0.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of September 30, 2015 and December 31, 2014:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Grade:
1-6 Pass	$88,125	$64,459	$239,816	$237,404
7 Special Mention	159	47	3,900	11,008
8 Substandard	―	21	15,796	5,472
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	―	―	―	―
Net deferred loan fees and costs	142	129	311	38
Total loans	$88,426	$64,656	$259,823	$253,922

	Residential Real Estate
	Including Home Equity		Consumer Loans
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Grade:
1-6 Pass	$162,943	$161,122	$5,761	$5,248
7 Special Mention	1,115	520	28	21
8 Substandard	1,680	1,640	4	9
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	(20)	―	(1)	(40)
Net deferred loan fees and costs	56	271	94	92
Total loans	$165,774	$163,553	$5,886	$5,330

	Total Loans
	September 30,	December 31,
	2015	2014
Grade:
1-6 Pass	$496,645	$468,233
7 Special Mention	5,202	11,596
8 Substandard	17,480	7,142
9 Doubtful	―	―
Add (deduct): Unearned discount and	(21)	(40)
Net deferred loan fees and costs	603	530
Total loans	$519,909	$487,461

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $50,248,000 and $3,034,000, respectively at September 30, 2015 and $30,334,000 and $3,235,000 at December 31, 2014. Loans held for sale amounted to $1,723,000 at September 30, 2015 and $2,201,000 at December 31, 2014.

The activity in the allowance for loan losses, by loan segment, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended September 30, 2015:
Allowance for Loan Losses:
Beginning balance	$706	$3,139	$1,867	$89	$799	$6,600
Charge-offs	―	(95)	(39)	(8)	―	(142)
Recoveries	4	17	―	2	―	23
Provision	56	1,293	105	37	(738)	753
Ending Balance	$766	$4,354	$1,933	$120	$61	$7,234

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the nine month period ended September 30, 2015:
Allowance for Loan Losses:
Beginning balance	$542	$3,176	$1,928		$107		$637	$6,390
Charge-offs	(2)	(232)	(147)		(23)		―	(404)
Recoveries	7	59	―		4		―	70
Provision	219	1,351	152		32		(576)	1,178
Ending Balance	$766	$4,354	$1,933		$120		$61	$7,234
Ending balance: individually evaluated for impairment	$ ―	$1,243	$36	$	―	$	―	$1,279
Ending balance: collectively evaluated for impairment	$766	$3,111	$1,897		$120		$61	$5,955

Loan Receivables:
Ending Balance	$88,426	$259,823	$165,774		$5,886	$	―	$519,909
Ending balance: individually evaluated for impairment	$400	$11,620	$934	$	―	$	―	$12,954
Ending balance: collectively evaluated for impairment	$88,026	$248,203	$164,840		$5,886	$	―	$506,955

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended September 30, 2014:
Beginning balance	$743	$3,450	$1,619	$51	$614	$6,477
Charge-offs	(100)	―	(6)	(21)	―	(127)
Recoveries	3	34	1	2	―	40
Provision	(123)	(108)	262	89	(20)	100
Ending Balance	$523	$3,376	$1,876	$121	$594	$6,490

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the nine month period ended September 30, 2014:
Beginning balance	$776	$3,320	$1,565		$53		$805	$6,519
Charge-offs	(107)	(237)	(180)		(36)		―	(560)
Recoveries	24	59	12		3		―	98
Provision	(170)	234	479		101		(211)	433
Ending Balance	$523	$3,376	$1,876		$121		$594	$6,490
Ending balance: individually evaluated for impairment	$ ―	$28	$17	$	―	$	―	$45
Ending balance: collectively evaluated for impairment	$523	$3,348	$1,859		$121		$594	$6,445

Loan Receivables:
Ending Balance	$69,360	$249,373	$161,381		$5,147	$	―	$485,261
Ending balance: individually evaluated for impairment	$340	$5,573	$1,173		$6	$	―	$7,092
Ending balance: collectively evaluated for impairment	$69,020	$243,800	$160,208		$5,141	$	―	$478,169

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of December 31, 2014:
Allowance for Loan Losses:
Ending Balance	$542	$3,176	$1,928		$107		$637	$6,390
Ending balance: individually evaluated for impairment	$ ―	$38	$81	$	―	$	―	$119
Ending balance: collectively evaluated for impairment	$542	$3,138	$1,847		$107		$637	$6,271

Loan Receivables:
Ending Balance	$64,656	$253,922	$163,553		$5,330	$	―	$487,461
Ending balance: individually evaluated for impairment	$399	$5,350	$1,291		$4	$	―	$7,044
Ending balance: collectively evaluated for impairment	$64,257	$248,572	$162,262		$5,326	$	―	$480,417

As of September 30, 2015, the $256,000 in foreclosed assets held for resale was secured entirely by residential real estate and was held as the result of obtaining physical possession. At December 31, 2014, the $55,000 in foreclosed assets held for resale was secured entirely by commercial real estate, and there were no residential real estate properties held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $215,000 at September 30, 2015 and $118,000 at December 31, 2014. These balances were not included in foreclosed assets held for resale at September 30, 2015 or December 31, 2014.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding balance of TDRs as of September 30, 2015 and December 31, 2014 was $8,851,000 and $4,708,000, respectively. The increase in TDRs was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio. There were $48,000 and $0 in unfunded commitments on TDRs at September 30, 2015 and December 31, 2014, respectively.

During the three months ended September 30, 2015, two loans with a combined post modification balance of $992,000 were classified as TDRs, as compared to the same period in 2014, when four loans with a combined post modification balance of $888,000 were classified as TDRs. The loan modifications for the three months ended September 30, 2015 consisted of one term modification and one payment modification. The loan modifications for the three months ended September 30, 2014 consisted of one term modification and three payment modifications.

During the nine months ended September 30, 2015, seven loans with a combined post modification balance of $5,550,000 were classified as TDRs, as compared to the same period in 2014, when thirteen loans with a combined post modification balance of $1,810,000 were classified as TDRs. The loan modifications for the nine months ended September 30, 2015 consisted of four term modifications and three payment modifications. The loan modifications for the nine months ended September 30, 2014 consisted of one interest rate modification, four term modifications, and eight payment modifications.

The following table presents the unpaid balance of TDRs at the dates indicated:

(Dollars in thousands)
	September 30,	December 31,
	2015	2014
Non-accrual TDRs	$1,401	$1,638
Accruing TDRs	7,450	3,070
Total	$8,851	$4,708

At September 30, 2015, five Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,133,000 were not in compliance with the terms of their restructure, compared to September 30, 2014 when four Commercial Real Estate loans classified as TDRs with a combined recorded investment of $1,573,000 were not in compliance with the terms of their restructure.

During the three months ended September 30, 2015, two Commercial Real Estate loans totaling $178,000 that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2014 when there were no payment defaults on loans that were modified as TDRs within the preceding twelve months. During the nine months ended September 30, 2015, three Commercial Real Estate loans totaling $4,404,000 that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2014 when four Commercial Real Estate loans totaling $193,000 that were modified as TDRs within the preceding twelve months had experienced payment defaults. The significant increase in defaulted TDRs at September 30, 2015 as compared to September 30, 2014 is largely due to one loan in the amount of $4,226,000 to a student housing holding company, which was modified as a TDR in the first quarter of 2015 and experienced its subsequent default during the second quarter of 2015.

The following table presents information regarding the loan modifications categorized as TDRs during the three and nine months ended September 30, 2015 and September 30, 2014:

(Dollars in thousands, except number of contracts)

Three Months Ended September 30, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	―	$ ―	$ ―	$ ―
Commercial Real Estate	2	815	992	1,001
Consumer	―	―	―	―
Total	2	$815	$992	$1,001

(Dollars in thousands, except number of contracts)

Three Months Ended September 30, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	―	$ ―	$ ―	$ ―
Commercial Real Estate	4	801	888	887
Consumer	―	―	―	―
Total	4	$801	$888	$887

(Dollars in thousands, except number of contracts)

	Nine Months Ended September 30, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$23	$23	$21
Commercial Real Estate	6	5,395	5,527	5,527
Consumer	―	―	―	―
Total	7	$5,418	$5,550	$5,548

(Dollars in thousands, except number of contracts)

	Nine Months Ended September 30, 2014
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	2	$327	$327	$326
Commercial Real Estate	10	1,389	1,476	1,080
Consumer	1	7	7	6
Total	13	$1,723	$1,810	$1,412

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three and nine months ended September 30, 2015 and September 30, 2014 with the total number of each type of modification performed.

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	―	―	―	―	1	―	1
Commercial Real Estate	―	1	1	2	―	3	3	6
Consumer	―	―	―	―	―	―	―	―
Total	―	1	1	2	―	4	3	7

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	―	―	―	―	―	2	2
Commercial Real Estate	―	1	3	4	1	4	5	10
Consumer	―	―	―	―	―	―	1	1
Total	―	1	3	4	1	4	8	13

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended September 30, 2015 and December 31, 2014.

(Dollars in thousands)	September 30, 2015				December 31, 2014
		Unpaid				Unpaid
	Recorded	Principal	Related		Recorded	Principal	Related
	Investment	Balance	Allowance		Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$400	$545	$	―	$399	$545	$	―
Commercial Real Estate	9,297	9,641		―	4,828	5,278		―
Residential Real Estate	493	612		―	727	892		―
Consumer	―	―		―	4	4		―

With an allowance recorded:
Commercial and Industrial	―	―		―	―	―		―
Commercial Real Estate	2,323	6,272		1,243	522	522		38
Residential Real Estate	441	441		36	564	569		81
Consumer	―	―		―	―	―		―
Total	$12,954	$17,511		$1,279	$7,044	$7,810		$119

Total consists of:
Commercial and Industrial	$400	$545	$	―	$399	$545	$	―
Commercial Real Estate	$11,620	$15,913		$1,243	$5,350	$5,800		$38
Residential Real Estate	$934	$1,053		$36	$1,291	$1,461		$81
Consumer	$ ―	$ ―	$	―	$4	$4	$	―

______________________

At September 30, 2015 and December 31, 2014, $8,851,000 and $4,708,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 and $27,000, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid principal balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the three and nine months ended September 30, 2015 and 2014.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$407	$2	$341	$	―
Commercial Real Estate	9,235	59	5,213		20
Residential Real Estate	499	―	1,123		―
Consumer	1	―	7		―

With an allowance recorded:
Commercial Real Estate	1,162	45	171		8
Residential Real Estate	441	―	33		2
Total	$11,745	$106	$6,888		$30

Total consists of:
Commercial and Industrial	$407	$2	$341	$	―
Commercial Real Estate	$10,397	$104	$5,384		$28
Residential Real Estate	$940	$ ―	$1,156		$2
Consumer	$1	$ ―	$7	$	―

_____________________

Of the $106,000 and $30,000 in interest income recognized on impaired loans for the three months ended September 30, 2015 and 2014, respectively, $60,000 and $9,000 in interest income was recognized in respect to non-accrual loans.

(Dollars in thousands)	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$407	$12	$184	$13
Commercial Real Estate	8,218	305	5,037	86
Residential Real Estate	449	―	865	―
Consumer	2	―	5	―

With an allowance recorded:
Commercial Real Estate	581	45	101	8
Residential Real Estate	445	―	17	2
Total	$10,102	$362	$6,209	$109

Total consists of:
Commercial and Industrial	$407	$12	$184	$13
Commercial Real Estate	$8,799	$350	$5,138	$94
Residential Real Estate	$894	$ ―	$882	$2
Consumer	$2	$ ―	$5	$ ―

_____________________

Of the $362,000 and $109,000 in interest income recognized on impaired loans for the nine months ended September 30, 2015 and 2014, respectively, $60,000 and $10,000 in interest income was recognized in respect to non-accrual loans.

Loan receivables on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing, as of September 30, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)
	September 30,	December 31,
	2015	2014
Commercial and Industrial	$ ―	$5
Commercial Real Estate	4,570	2,678
Residential Real Estate	934	1,291
Total non-accrual loans	5,504	3,974
Foreclosed assets held for resale	256	55
Loans past-due 90 days or more and still accruing	164	10
Total non-performing assets	$5,924	$4,039

The following tables present the classes of the loan portfolio summarized by the past-due status at September 30, 2015 and December 31, 2014:

(Dollars in thousands)
							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
September 30, 2015:
Commercial and Industrial	$185	$24	$22	$231	$88,195	$88,426	$22
Commercial Real Estate	561	403	4,520	5,484	254,339	259,823	―
Residential Real Estate	1,381	216	1,045	2,642	163,132	165,774	142
Consumer	17	13	―	30	5,856	5,886	―
Total	$2,144	$656	$5,587	$8,387	$511,522	$519,909	$164

(Dollars in thousands)
							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2014:
Commercial and Industrial	$72	$28	$5	$105	$64,551	$64,656	$ ―
Commercial Real Estate	1,657	613	2,375	4,645	249,277	253,922	―
Residential Real Estate	1,998	224	1,220	3,442	160,111	163,553	10
Consumer	27	8	―	35	5,295	5,330	―
Total	$3,754	$873	$3,600	$8,227	$479,234	$487,461	$10

At September 30, 2015 and December 31, 2014, there were no commitments to lend additional funds with respect to impaired loans.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
September 30, 2015
Repurchase agreements (a)	$22,882	$ ―	$22,882	$(22,882)	$ ―	$	―

December 31, 2014
Repurchase agreements (a)	$16,730	$ ―	$16,730	$(16,730)	$ ―	$	―

______________________

(a) As of September 30, 2015 and December 31, 2014, the fair value of securities pledged in connection with repurchase agreements was $28,837,000 and $26,094,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2015.

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight					Greater
	and	Up to		30 -90		than
	Continuous	30 days		Days		90 Days	Total
September 30, 2015:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and /or agency securities	$22,882	$	―	$	―	$ ―	$22,882
Total	$22,882	$	―	$	―	$ ―	$22,882

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at September 30, 2015 and December 31, 2014, were as follows:

(Dollars in thousands)
	September 30, 2015	December 31, 2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$83,658	$84,983
Financial standby letters of credit	$475	$471
Performance standby letters of credit	$5,102	$5,851

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

Financial Assets Measured at Fair Value on a Recurring Basis

At September 30, 2015 and December 31, 2014, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

September 30, 2015
	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$1,032	$	―	$1,032
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed		―	96,268		―	96,268
Other		―	22,086		―	22,086
Obligations of state and political subdivisions		―	200,553		―	200,553
Corporate debt securities		―	48,388		―	48,388
Marketable equity securities		1,966	―		―	1,966
Total		$1,966	$368,327	$	―	$370,293

(Dollars in thousands)

December 31, 2014
	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$11,378	$	―	$11,378
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed		―	112,714		―	112,714
Other		―	26,510		―	26,510
Obligations of state and political subdivisions		―	157,223		―	157,223
Corporate debt securities		―	37,786		―	37,786
Marketable equity securities		2,055	―		―	2,055
Total		$2,055	$345,611	$	―	$347,666

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2015 and December 31, 2014, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)
	Level 1		Level 2		Level 3		Total
Assets at September 30, 2015
Impaired loans:
Commercial and Industrial	$	―	$	―	$	―	$	―
Commercial Real Estate		―		―		2,573		2,573
Residential Real Estate		―		―		599		599
Total impaired loans	$	―	$	―		$3,172		$3,172

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at December 31, 2014
Impaired loans:
Commercial and Industrial	$	―	$	―	$3	$3
Commercial Real Estate		―		―	2,073	2,073
Residential Real Estate		―		―	856	856
Total impaired loans	$	―	$	―	$2,932	$2,932

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2015 and December 31, 2014 foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)
	Level 1		Level 2		Level 3		Total
Assets at September 30, 2015
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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
	Estimate	Valuation Technique	Unobservable Input	Range	Average
September 30, 2015
Impaired loans	$3,172	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (63%)	(33)%
Foreclosed assets held for resale	$ ―	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (0%)	(0)%

December 31, 2014
Impaired loans	$2,932	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (63%)	(37)%
Foreclosed assets held for resale	$55	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(33%) – (46%)	(37)%

______________________

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)
	Carrying	Fair Value Measurements at September 30, 2015
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$9,512	$9,512	$	―	$	―	$9,512
Interest-bearing deposits in other banks	488	―		488		―	488
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	370,293	1,966		368,327		―	370,293
Investment securities held-to-maturity	30	―		31		―	31
Restricted investment in bank stocks	6,795	―		6,795		―	6,795
Net loans	512,675	―		―		519,951	519,951
Mortgage servicing rights	494	―		―		494	494
Accrued interest receivable	3,990	―		3,990		―	3,990

FINANCIAL LIABILITIES:
Deposits	721,537	―		722,521		―	722,521
Short-term borrowings	65,482	―		65,482		―	65,482
Long-term borrowings	70,259	―		72,301		―	72,301
Accrued interest payable	434	―		434		―	434

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

(Dollars in thousands)
	Carrying	Fair Value Measurements at December 31, 2014
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$7,543	$7,543	$	―	$	―	$7,543
Interest-bearing deposits in other banks	424	―		424		―	424
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	347,666	2,055		345,611		―	347,666
Investment securities held-to-maturity	1,056	―		1,060		―	1,060
Restricted investment in bank stocks	5,308	―		5,308		―	5,308
Net loans	481,071	―		―		485,468	485,468
Mortgage servicing rights	481	―		―		481	481
Accrued interest receivable	3,313	―		3,313		―	3,313

FINANCIAL LIABILITIES:
Deposits	661,562	―		661,819		―	661,819
Short-term borrowings	73,123	―		73,123		―	73,123
Long-term borrowings	65,339	―		66,739		―	66,739
Accrued interest payable	399	―		399		―	399

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2015 and December 31, 2014:

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

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at September 30, 2015 and December 31, 2014.

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

(In thousands, except earnings per share)	Three Months Ended
	September 30,
	2015	2014
Net income	$2,485	$2,383
Weighted-average common shares outstanding	5,594	5,544
Basic earnings per share	$0.44	$0.43

Weighted-average common shares outstanding	5,594	5,544
Common stock equivalents due to effect of stock options	2	5
Total weighted-average common shares and equivalents	5,596	5,549
Diluted earnings per share	$0.44	$0.43

(In thousands, except earnings per share)	Nine Months Ended
	September 30,
	2015	2014
Net income	$7,364	$7,437
Weighted-average common shares outstanding	5,581	5,553
Basic earnings per share	$1.32	$1.34

Weighted-average common shares outstanding	5,581	5,553
Common stock equivalents due to effect of stock options	2	5
Total weighted-average common shares and equivalents	5,583	5,538
Diluted earnings per share	$1.32	$1.34

Item 2.	First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2015 compared to quarter ended September 30, 2014

First Keystone Corporation realized earnings for the three months ended September 30, 2015 of $2,485,000, an increase of $102,000, or 4.3% from the third quarter of 2014. The increase in net income for the three months ended September 30, 2015 was primarily due to an increase in net investment securities gains.

On a per share basis, for the three months ended September 30, 2015, net income was $0.44 versus $0.43 in the three months ended September 30, 2014. Cash dividends amounted to $0.27 per share up from $0.26 in the three months ended September 30, 2014, an increase of 3.8%.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the three months ended September 30, 2015, interest income amounted to $7,885,000, an increase of $70,000 or 0.9% from the three months ended September 30, 2014, while interest expense amounted to $1,254,000 for the three months ended September 30, 2015, an increase of $174,000, or 16.1% from the three months ended September 30, 2014. As a result, net interest income decreased $104,000 or 1.5% to $6,631,000 from $6,735,000 for the same period in 2014.

The Corporation’s net interest margin for the three months ended September 30, 2015 was 3.24% compared to 3.45% for the same period in 2014. The decrease in net interest margin was a result of the unprecedented continuing low interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30, 2015 and September 30, 2014 was $753,000 and $100,000, respectively. The increase in the provision for loan losses resulted from the Bank’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. One of the factors contributing to the increase in the provision for loan losses is a significant specific allocation on a non-performing originated participation loan assigned during the third quarter of 2015, included in the discussion of the Corporation’s largest impaired loan relationships in the Non-Performing Assets section on page 40. Net charge-offs for the three months ended September 30, 2015 and 2014 were $119,000 and $87,000, respectively. See Allowance for Loan Losses on page 38 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $2,432,000 for the three months ended September 30, 2015, as compared to $1,502,000 for the same period in 2014, an increase of $930,000, or 61.9%. Service charges and fee income increased by $9,000 or 2.0%. Gains on sales of mortgage loans increased $43,000 or 63.2% due to a favorable and stable rate environment for the Bank’s customers.

Net gains on sales of investment securities increased $873,000 to $1,036,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

Excluding net investment securities gains, non-interest income was $1,396,000 for the three months ended September 30, 2015, an increase of $57,000 or 4.3% from the three months ended September 30, 2014.

NON-INTEREST EXPENSE

Total non-interest expense was $5,232,000 for the three months ended September 30, 2015, as compared to $5,262,000 for the three months ended September 30, 2014. Non-interest expense decreased $30,000 or 0.6%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,741,000 or 52.4% of total non-interest expense for the three months ended September 30, 2015, as compared to 55.6% for the three months ended September 30, 2014. Net occupancy, furniture and equipment, and computer expense amounted to $761,000 for the three months ended September 30, 2015, a decrease of $26,000 or 3.3%. The decrease was due to lower software maintenance costs as a result of the outsourcing of the Bank’s core processing system. Pennsylvania shares tax expense increased $31,000 or 19.5% as a result of an increase in total assets and total equity. Data processing expenses increased $9,000 or 8.8% to $111,000 for the three months ended September 30, 2015 as a result of the planned outsourcing of the Bank’s core processing system in 2014 for data security, disaster recovery and system efficiency goals. Foreclosed assets held for resale expense increased $5,000 or 125.0% due to the write down of three foreclosed properties in 2015. Advertising expense increased $8,000 or 5.8% as compared to the three months ended September 30, 2014, due to increased digital media advertising expenses. Other non-interest expense amounted to $833,000 for the three months ended September 30, 2015, an increase of $133,000 or 19.0% as compared to the three months ended September 30, 2014. The increase was due to higher fees for an enhanced internet and mobile banking platform, Kasasa rewards and success fees, and an increase in charitable donations.

INCOME TAXES

Effective tax planning has helped produce favorable net income. Income tax expense amounted to $593,000 for the three months ended September 30, 2015, as compared to $492,000 for the three months ended September 30, 2014, an increase of $101,000. The effective total income tax rate was 19.3% for the third quarter of 2015 as compared to 17.1% for the third quarter of 2014. The increase in the effective tax rate was due to an increase in net gains on sales of investment securities.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

First Keystone Corporation realized earnings for the nine months ended September 30, 2015 of $7,364,000, a decrease of $73,000, or 1.0% from the nine months ended September 30, 2014. The decrease in net income for the nine months ended September 30, 2015 was primarily due to an increase in the provision for loan losses.

On a per share basis, for the nine months ended September 30, 2015, net income was $1.32 versus $1.34 in the nine months ended September 30, 2014. Cash dividends increased to $0.81 per share up from $0.78 in the first nine months ended September 30, 2014, an increase of 3.8%.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the first nine months of 2015, interest income amounted to $23,651,000, an increase of $427,000 or 1.8% from the first nine months of 2014, while interest expense amounted to $3,675,000 for the nine months ended September 30, 2015, an increase of $362,000, or 10.9% from the nine months ended September 30, 2014. As a result, net interest income increased $65,000 or 0.3% to $19,976,000 from $19,911,000 for the same period in 2014.

The Corporation’s net interest margin for the nine months ended September 30, 2015 was 3.27% compared to 3.45% for the same period in 2014. The decrease in net interest margin was a result of the unprecedented continuing low interest rate environment and the Bank’s reliance on short-term and long-term borrowings to support loan growth.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine months ended September 30, 2015 and September 30, 2014 was $1,178,000 and $433,000, respectively. The increase in the provision for loan losses resulted from the Bank’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. One of the factors contributing to the increase in the provision for loan losses is a significant specific allocation on a non-performing originated participation loan assigned during the third quarter of 2015, included in the discussion of the Corporation’s largest impaired loan relationships in the Non-Performing Assets section on page 40. Net charge-offs for the nine months ended September 30, 2015 and 2014 were $334,000 and $462,000, respectively. See Allowance for Loan Losses on page 38 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $6,282,000 for the nine months ended September 30, 2015, as compared to $5,735,000 for the same period in 2014, an increase of $547,000, or 9.5%. Service charges and fee income increased by $120,000 or 10.2%. This increase was primarily the result of an increase in the Bank’s per item overdraft fee and certain other deposit account fees implemented during the second and third quarters of 2014. Gains on sales of mortgage loans increased $277,000 or 187.2% due to a favorable and stable rate environment for the Bank’s customers.

Net gains on sales of investment securities increased $168,000 to $2,131,000 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

Excluding net investment securities gains, non-interest income was $4,151,000 for the nine months ended September 30, 2015, an increase of $379,000 or 10.0% from the nine months ended September 30, 2014.

NON-INTEREST EXPENSE

Total non-interest expense was $15,911,000 for the nine months ended September 30, 2015, as compared to $15,953,000 for the nine months ended September 30, 2014. Non-interest expense decreased $42,000 or 0.3%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $8,432,000 or 53.0% of total non-interest expense for the nine months ended September 30, 2015, as compared to 53.7% for the nine months ended September 30, 2014. Net occupancy, furniture and equipment, and computer expense amounted to $2,309,000 for the nine months ended September 30, 2015, a decrease of $223,000 or 8.8%. The decrease was due to lower software maintenance costs as a result of the outsourcing of the Bank’s core processing system. Pennsylvania shares tax expense increased $80,000 or 16.8% as a result of an increase in total assets and total equity. Data processing expenses increased $154,000 or 51.7% to $452,000 for the nine months ended September 30, 2015 as a result of the planned outsourcing of the Bank’s core processing system in 2014 for data security, disaster recovery and system efficiency goals. Foreclosed assets held for resale expense decreased $68,000 or 54.0% due to the sales of several foreclosed properties in 2014. Advertising expense decreased $120,000 or 26.8% as compared to the third quarter of 2014 as a result of the rollout of the Bank’s new suite of rewards checking products called Kasasa in February 2014.

INCOME TAXES

Effective tax planning has helped produce favorable net income. Income tax expense amounted to $1,805,000 for the nine months ended September 30, 2015, as compared to $1,823,000 for the nine months ended September 30, 2014, a decrease of $18,000. The effective total income tax rate was 19.7% for the nine months ended September 30, 2015 and 2014.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $971,542,000 as of September 30, 2015, an increase of $59,189,000, or 6.5% from year-end 2014. Total assets as of December 31, 2014 amounted to $912,353,000.

Total loans increased $32,448,000 or 6.7%. Loan demand grew in the nine months ended September 30, 2015 as the Bank has seen an increase in loan originations, primarily in the commercial and industrial portfolio.

Total deposits increased $59,975,000 or 9.1% to $721,537,000 as of September 30, 2015.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings decreased in the first nine months of 2015 by $2,721,000 to $135,741,000 from $138,462,000 as of December 31, 2014. Borrowings decreased due to increased deposit balances.

Total stockholders’ equity increased to $109,062,000 at September 30, 2015, an increase of $2,791,000 or 2.6% from December 31, 2014.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.3% at September 30, 2015, compared to 91.8% at September 30, 2014. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $519,909,000 as of September 30, 2015, up $32,448,000, or 6.7% since year-end 2014. The loan portfolio continues to be well diversified. Non-performing assets increased since year-end 2014, but overall asset quality has remained consistent. Total non-performing assets were $5,924,000 as of September 30, 2015, an increase of $1,885,000, or 46.7% from $4,039,000 reported in non-performing assets as of December 31, 2014. Total allowance for loan losses to total non-performing assets was 122.1% as of September 30, 2015 and 158.2% at December 31, 2014.

In addition to loans, another primary earning asset is our overall investment portfolio, which increased in size from December 31, 2014, to September 30, 2015. Available-for-sale securities amounted to $370,293,000 as of September 30, 2015, an increase of $22,627,000 from year-end 2014.

Interest-bearing deposits in other banks increased as of September 30, 2015, to $488,000 from $424,000 at year-end 2014. Time deposits with other banks were $1,482,000 at September 30, 2015 and December 31, 2014.

LOANS

Total loans increased to $519,909,000 as of September 30, 2015 as compared to $487,461,000 as of December 31, 2014. The table on page 17 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $32,448,000 or 6.7%.

Increasing demand for borrowing by businesses accounted for the 6.7% increase in the loan portfolio from December 31, 2014 to September 30, 2015. The Commercial and Industrial portfolio increased $23,770,000 to $88,426,000 as of September 30, 2015 as compared to $64,656,000 as of December 31, 2014. The increase in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $32,491,000, which were offset by loan payoffs of $5,369,000, as well as regular principal payments. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $5,901,000 to $259,823,000 as of September 30, 2015, as compared to $253,922,000 at December 31, 2014. The increase was mainly attributed to new loan originations totaling $30,294,000, which were offset by loan payoffs of $11,717,000, combined with regular principal payments and typical amortizations in the loan portfolio. The Residential Real Estate portfolio increased $2,221,000 to $165,774,000 as of September 30, 2015, as compared to $163,553,000 at December 31, 2014. The increase was the result of new loan originations totaling $22,048,000 offset against payoffs of $11,837,000 and net loans sold of $4,146,000 combined with regular principal payments. Net loans sold in the Residential Real Estate portfolio for the nine months ended September 30, 2015 consisted of total loans sold during the nine months ended September 30, 2015 of $15,022,000 offset with loans opened and sold in the same quarter during any quarter of 2015 which amounted to $10,876,000. The Corporation continued to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $348,249,000. Of the total commercial portfolio, $259,823,000 or 50.0% of total loans is secured by commercial real estate.

The largest relationship is comprised of various real estate entities with a mutual owner who began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $11,125,000 at September 30, 2015. The individual owns a diverse mix of real estate entities which specialize in construction/development projects, leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $10,025,000 in long term debt and two lines of credit totaling $1,100,000. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The second largest relationship consists of a hotel management company that has been in operation since 1987 and successfully owns and operates seven hotels. At September 30, 2015, the relationship consisted of outstanding loan balances and unused commitments totaling $8,668,000. The debt is comprised of $6,858,000 in long term debt and $1,810,000 in available credit on two real estate term loans. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The third largest relationship consists of a real estate development/holding company that was established in 2006 to construct a multi-tenant medical complex, as well as the medical-related entities that operate out of the complex. The relationship had outstanding loan balances and unused commitments of $8,634,000 at September 30, 2015. The debt is comprised of $7,917,000 in term debt, $450,000 in lines of credit, and $267,000 in available credit on a real estate term loan. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The fourth largest relationship consists of a municipality founded in 1816 consisting of 35 square miles. The township completed a major expansion of its central sewage system in late 2012 due to increasing population growth among residential users and the addition of a large volume of business users, including pharmaceutical companies and recreational waterparks. The expansion was funded by grants, bond issues, and bank debt. At September 30, 2015, the relationship had outstanding balances and unused commitments of $8,521,000, which consisted entirely of term debt. The loans are secured by project receivables and the full faith, credit, and taxing power of the township.

The fifth largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At September 30, 2015, the relationship had outstanding loan balances and unused commitments of $8,171,000. The debt is comprised of $8,116,000 in long term debt and two lines of credit totaling $55,000. The loans are secured by commercial real estate and business assets.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $496,645,000 or 95.6% of total loans are graded Pass; $5,202,000 or 1.0% are graded Special Mention; $17,480,000 or 3.4% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $22,682,000 at September 30, 2015, as compared to $18,738,000 at December 31, 2014. Commercial and Industrial non-pass grades increased to $159,000 as of September 30, 2015 as compared to $68,000 as of December 31, 2014. Commercial Real Estate non-pass grades increased to $19,696,000 as of September 30, 2015 as compared to $16,480,000 as of December 31, 2014. The Residential Real Estate and Consumer loan non-pass grades increased to $2,827,000 as of September 30, 2015 as compared to $2,190,000 as of December 31, 2014.

The increase in Commercial Real Estate non-pass grades was mainly the result of the downgrade of two loans totaling $3,446,000 (combined with typical payment amortization and other normal fluctuations in the Commercial Real Estate non-pass grade portfolio segment). One of the downgraded loans totaling $2,499,000 is with a corporation that operates a licensed nursing home/long-term care facility. A decline in nursing home residents has led to decreased revenues and increased operating losses. However, despite the circumstances, the borrower continues to perform. One of the downgraded loans in the amount of $947,000 is with a corporation that owns and operates a golf course and banquet facility. Despite low liquidity and a weak debt-service coverage ratio, the borrower continues to perform.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	September 30,	December 31,
	2015	2014
Commercial and Industrial	$88,426	$64,656
Commercial Real Estate	259,823	253,922
Residential Real Estate	165,774	163,553
Consumer	5,886	5,330
Total loans	$519,909	$487,461

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of September 30, 2015, the allowance for loan losses was $7,234,000 as compared to $6,390,000 as of December 31, 2014. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the nine month periods ended September 30, 2015 and 2014. For the first nine months of 2015, net charge-offs as a percentage of average loans was 0.07% as compared to 0.10% for the nine month period ended September 30, 2014. Net charge-offs amounted to $334,000 for the first nine months of 2015 as compared to $462,000 for the nine months of 2014. The decrease in net charge-offs in the first nine months of 2015 as compared to the first nine months of 2014 related primarily to decreased charge-offs in Commercial and Industrial loans. During the first nine months of 2015, $2,000 in Commercial and Industrial loans were charged off as compared to $107,000 for the first nine months of 2014.

For the first nine months of 2015, the provision for loan losses was $1,178,000 as compared to $433,000 for the first nine months of 2014. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $7,234,000 of which 10.6% was attributed to the Commercial and Industrial component; 60.2% attributed to the Commercial Real Estate component; 26.7% attributed to the Residential Real Estate component (primarily residential mortgages); 1.7% attributed to the Consumer component; and 0.8% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 12). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of September 30, 2015.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	September 30,	September 30,
	2015	2014
Balance at beginning of the nine month period	$6,390	$6,519
Charge-offs:
Commercial and Industrial	2	107
Commercial Real Estate	232	237
Residential Real Estate	147	180
Consumer	23	36
	404	560
Recoveries:
Commercial and Industrial	7	24
Commercial Real Estate	59	59
Residential Real Estate	―	12
Consumer	4	3
	70	98

Net charge-offs	334	462
Additions charged to operations	1,178	433
Balance at end of the nine month period	$7,234	$6,490

Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.10%
Allowance for loan losses to average loans outstanding during the period	1.43%	1.40%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.43% at September 30, 2015 and 1.40% at September 30, 2014.

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

Total non-performing assets amounted to $5,924,000 as of September 30, 2015 as compared to $4,039,000 as of December 31, 2014. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising and rents and property values in some markets have fallen. Non-accrual loans totaled $5,504,000 as of September 30, 2015 as compared to $3,974,000 as of December 31, 2014. The increase in non-accrual loans, which was also the primary driver of the overall increase in non-performing assets, at September 30, 2015 as compared to December 31, 2014 is largely due to the addition of one loan in the amount of $2,323,000 to non-accrual status during the third quarter of 2015, combined with typical payment amortization and other normal fluctuations in the non-accrual portfolio segment. Foreclosed assets held for resale amounted to $256,000 at September 30, 2015 as compared to $55,000 at December 31, 2014. Loans past-due 90 days or more and still accruing interest amounted to $164,000 as of September 30, 2015 as compared to $10,000 as of December 31, 2014. At September 30, 2015, loans past-due 90 days or more and still accruing interest consisted of two Commercial and Industrial loans and three Residential Real Estate loans, which are all deemed to be well secured by collateral and in the process of collection. Non-performing assets to total loans was 1.1% at September 30, 2015 as compared to 0.8% at December 31, 2014. Non-performing assets to total assets was 0.6% at September 30, 2015 as compared to 0.4% at December 31, 2014. The allowance for loan losses to total non-performing assets was 122.1% as of September 30, 2015 as compared to 158.2% as of December 31, 2014. Additional detail can be found on page 42 in the Non-Performing Assets and Impaired Loans table and page 23 in the Loan Receivables on Non-Accrual Status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $6,571,000 at September 30, 2015, compared to $2,477,000 at December 31, 2014.

Impaired loans were $12,954,000 at September 30, 2015 and $7,044,000 at December 31, 2014. The largest impaired loan relationship at September 30, 2015 consisted of one performing loan to a student-housing holding company in the amount of $4,226,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to economic hardships experienced by the borrower. The decline in occupancy rates was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The discounted cash flow evaluation at September 30, 2015 resulted in a specific allocation of $0. At September 30, 2015, the second largest impaired loan relationship consisted of a non-performing originated participation loan to a student-housing holding company which was secured by commercial real estate. The Corporation’s participation share of the loan was $2,323,000. The loan was downgraded to substandard and placed on non-accrual status during the third quarter of 2015 due to the borrower’s inability to reach a break-even rental income, related to a significant decline in occupancy rates. The collateral evaluation of the participation at September 30, 2015 carried a value of $2,917,000, after considering estimated appraisal adjustments and costs to sell of 17% and considering the total participation outstanding note balance, resulting in the Corporation’s specific allocation of $1,243,000. The third largest impaired loan relationship at September 30, 2015 consisted of a non-performing purchased participation loan to a retailer of motorcycles, ATVs, and other motorized recreational vehicles, which was secured by commercial real estate. The Corporation’s participation share of the loan was $1,277,000. The collateral evaluation of the participation at September 30, 2015 carried a value of $5,091,000, after considering estimated appraisal adjustments and costs to sell of 40% and considering the total participation outstanding note balance, resulting in the Corporation’s specific allocation of $0. The estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $12,954,000 in impaired loans at September 30, 2015, none were located outside the Corporation’s primary market area.

Loans categorized as TDRs carried an unpaid balance of $8,851,000 as of September 30, 2015 as compared to $4,708,000 as of December 31, 2014. The increase was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio resulting in the identification of additional loans classified as TDRs. Of the twenty-seven restructured loans at September 30, 2015, four loans are classified in the Commercial and Industrial portfolio, twenty-two loans are classified in the Commercial Real Estate portfolio, and one loan is classified in the Consumer portfolio. At September 30, 2015, five Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,133,000 were not in compliance with the terms of their restructure, compared to September 30, 2014 when four Commercial Real Estate loans classified as TDRs with a combined recorded investment of $1,573,000 were not in compliance with the terms of their restructure. The troubled debt restructurings at September 30, 2015 consisted of ten term modifications beyond the original stated term, four interest rate modifications, and thirteen payment modifications. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of September 30, 2015 and December 31, 2014, specific allocations of $0 and $27,000 were attributable to the TDRs.

During the three months ended September 30, 2015, two Commercial Real Estate loans totaling $178,000 that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2014 when there were no payment defaults on loans that were modified as TDRs within the preceding twelve months. During the nine months ended September 30, 2015, three Commercial Real Estate loans totaling $4,404,000 that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2014 when four Commercial Real Estate loans totaling $193,000 that were modified as TDRs within the preceding twelve months had experienced payment defaults. The significant increase in defaulted TDRs at September 30, 2015 as compared to September 30, 2014 is largely due to one loan in the amount of $4,226,000 to a student housing holding company, which was modified as a TDR in the first quarter of 2015 and experienced its subsequent default during the second quarter of 2015.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of September 30, 2015 and December 31, 2014, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

(Dollars in thousands)	September 30,	December 31,
	2015	2014
Non-performing assets
Non-accrual loans	$5,504	$3,974
Foreclosed assets held for resale	256	55
Loans past-due 90 days or more and still accruing interest	164	10
Total non-performing assets	$5,924	$4,039

Impaired loans
Non-accrual loans	$5,504	$3,974
Accruing TDRs	7,450	3,070
Total impaired loans	12,954	7,044
Allocated allowance for loan losses	(1,279)	(119)
Net investment in impaired loans	$11,675	$6,925

Impaired loans with a valuation allowance	$2,764	$1,086
Impaired loans without a valuation allowance	10,190	5,958
Total impaired loans	$12,954	$7,044

Allocated valuation allowance as a percent of impaired loans	9.9%	1.7%
Impaired loans to total loans	2.5%	1.4%
Non-performing assets to total loans	1.1%	0.8%
Non-performing assets to total assets	0.6%	0.4%
Allowance for loan losses to impaired loans	55.8%	90.7%
Allowance for loan losses to total non-performing assets	122.1%	158.2%

Real estate mortgages comprise 81.9% of the loan portfolio as of September 30, 2015, as compared to 85.6% as of December 31, 2014. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits increased $59,975,000 to $721,537,000 as of September 30, 2015 as non-interest bearing deposits increased by $11,010,000 and interest bearing deposits increased by $48,965,000 from year-end 2014. Total deposits increased due to the deposit of funds by a municipal depositor through normal, seasonal generation of tax revenues. The shift to core deposits and away from time deposits continued in the nine months ended September 30, 2015. Demand deposits and savings accounts increased, while certificates of deposit fell. Total short-term and long-term borrowings decreased to $135,741,000 as of September 30, 2015, from $138,462,000 at year-end 2014, a decrease of $2,721,000, or 2.0%. Total borrowings decreased due to increased deposit balances.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first nine months of the year, net income less dividends paid increased capital by $2,842,000. Accumulated other comprehensive income derived from net unrealized gains on investment securities available-for-sale also impacts capital. At December 31, 2014, accumulated other comprehensive income was $4,330,000. Accumulated other comprehensive income stood at $3,289,000 at September 30, 2015, a decrease of $1,041,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first nine months of 2015 at an overall net gain of $2,131,000. These fluctuations from net unrealized gains on investment securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of this item with the filing of the March 31, 2015 Call Report.

The Corporation held 233,112 and 235,149 shares of common stock as treasury stock at September 30, 2015 and December 31, 2014, respectively. This had an effect of reducing our total stockholders’ equity by $5,756,000 as of September 30, 2015 and $5,823,000 as of December 31, 2014.

Total stockholders’ equity was $109,062,000 as of September 30, 2015, and $106,271,000 as of December 31, 2014. Leverage ratio and risk based capital ratios remain very strong. As of September 30, 2015, the Bank’s Tier 1 leverage ratio was 8.61% compared to 8.63% as of December 31, 2014. Tier I risk based capital and total risk based capital ratios as of September 30, 2015, were 12.48% and 13.62%, respectively. The same ratios as of December 31, 2014 were 13.92% and 15.07%, respectively. In addition, the Bank’s Common Equity Tier 1 capital to risk-weighted assets ratio was 12.48% at September 30, 2015.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at September 30, 2015.

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

The table on the following page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 5.8%, 12.0% and 18.8% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 3.0% and 9.9% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the nine months ended September 30, 2015, the cost of interest-bearing liabilities averaged 0.67%, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 3.84%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At September 30, 2015, the 100 and 200 basis point immediate decreases in rates are estimated to affect tax-adjusted net present value with decreases of 2.0% and 9.0%, respectively. Additionally, tax-adjusted net present value is projected to decrease 4.0%, 8.0% and 13.9% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are within the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(18.8)%
+200 bp Shock vs. Stable Rate	(12.0)%
+100 bp Shock vs. Stable Rate	(5.8)%
Flat rate	―
-100 bp Shock vs. Stable Rate	(3.0)%
-200 bp Shock vs. Stable Rate	(9.9)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(13.9)%
+200 bp Shock vs. Stable Rate	(8.0)%
+100 bp Shock vs. Stable Rate	(4.0)%
Flat rate	―
-100 bp Shock vs. Stable Rate	(2.0)%
-200 bp Shock vs. Stable Rate	(9.0)%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2015.

b)	Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2015	―	―	―	120,000

August 1 — August 31, 2015	―	―	―	120,000

Sept. 1 — Sept. 30, 2015	―	―	―	120,000

Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*
10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*
10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*
10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*
10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

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

FIRST KEYSTONE CORPORATION
Registrant

November 6, 2015	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2015	/s/ Diane C.A. Rosler
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

