Form 10-K
period 2015-12-31
FIRST KEYSTONE CORP
filed 2016-03-15
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

   Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2015 determined by using a per share closing price on that date of $25.00 as quoted on the Over the Counter Market, was $125,857,750.

At March 1, 2016, there were 5,620,205 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2016 definitive Proxy Statement are incorporated by reference in Part III of this Report.

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

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 98% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2015, 2014, and 2013, and was the only reportable segment. At December 31, 2015, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $983 million, $721 million and $108 million, respectively.

The Bank was originally organized in 1864 as a national banking association. On October 1, 2010, the Bank converted from a national banking association to a Pennsylvania chartered commercial bank under the supervision of the Pennsylvania Department of Banking and Securities and the FDIC.

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

At December 31, 2015, the Bank had 177 full-time employees and 27 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is www.firstkeystonecorporation.com and the Bank’s internet website is www.fkc.bank.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches from Monroe and Montour counties along the Interstate 80 corridor through parts of Columbia and Luzerne counties as well as other adjoining counties. The Bank’s eastern market area is centered in Stroudsburg, Pennsylvania and serves all of Monroe county, as well as adjoining counties of Pike and Northampton. The area served by the Bank is a mix of rural communities and small to mid-sized towns. The current population of the Bank’s primary four-county footprint has increased 0.3% since 2011 to 570,000 and is estimated to decrease 0.9% to 565,000 by 2021. As of June 30, 2015, the FDIC deposit market share data ranked the Bank 5th in the deposit market share in the four-county market, with 7.1% of deposits.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 12,000. The Bank ranks a commanding first in deposit market share in the Berwick market with 71.1% of deposits as of June 30, 2015, based on data compiled annually by the FDIC.

In the course of attracting and retaining deposits and originating loans, the Bank faces considerable competition. The Bank competes with 25 commercial banks, 2 savings associations, 1 thrift, and 34 credit unions for traditional banking products, such as deposits and loans in its primary four-county market area. Additionally, the Bank competes with consumer finance companies for loans, mutual funds and other investment alternatives for deposits. The Bank competes for deposits based on the ability to provide a range of competitively priced products, quality service, competitive rates, and convenient locations and hours. The competition among its peers for loan origination generally relates to interest rates offered, products available, ease of process, quality of service, and loan origination fees charged. The economic base of the Bank’s market region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

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

Competition - Bank

The Bank’s competition is comprised of national, regional, community banking financial institutions and credit unions. The Bank’s major competitors in Columbia, Luzerne, Montour and Monroe counties are:

•	First Columbia Bank & Trust Co.
•	PNC Bank, N.A.
•	M & T Bank
•	FNB Bank, N.A.
•	Wells Fargo Bank
•	National Penn Bank
•	Citizens Savings Bank
•	ESSA Bank & Trust
•	First National Community Bank
•	Service 1st FCU
•	Jersey Shore State Bank
•	Community Bank, N.A.
•	Valor FCU

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2015, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 15 — Regulatory Matters.

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

The following table presents the Bank’s capital ratios at December 31, 2015.

(In Thousands)
Tier I Capital	$80,682
Common Equity Tier 1 Capital	$80,682

Tier II Capital	$6,923

Total Capital	$87,605

Adjusted Total Average Assets	$953,300
Total Adjusted Risk-Weighted Assets[1]	$636,890

Tier I Risk-Based Capital Ratio[2]	12.67%
Required Tier I Risk-Based Capital Ratio	6.00%
Excess Tier I Risk-Based Capital Ratio	6.67%
Common Equity Tier 1 Risk-Based Capital Ratio[3]	12.67%
Required Common Equity Tier 1 Risk-Based Capital Ratio	4.50%
Excess Common Equity Tier 1 Risk-Based Capital Ratio	8.17%
Total Risk-Based Capital Ratio[4]	13.76%
Required Total Risk-Based Capital Ratio	8.00%
Excess Total Risk-Based Capital Ratio	5.76%
Tier I Leverage Ratio[5]	8.46%
Required Tier I Leverage Ratio	4.00%
Excess Tier I Leverage Ratio	4.46%

1Includes off-balance sheet items at credit-equivalent values less intangible assets.

2Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.

3Common Equity Tier 1 Risk-Based Capital Ratio is defined as the ratio of Common Equity Tier 1 Capital to Total Adjusted Risk-Weighted Assets.

4Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.

5Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.

The Corporation’s capital ratios are not materially different than those of the Bank.

The Corporation’s ability to maintain the required levels of capital is substantially dependent upon the success of the Corporation’s capital and business plans; the impact of future economic events on the Corporation’s loan customers; and the Corporation’s ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also the information under Capital Strength in Management’s Discussion and Analysis on page 40 of this report.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) were required to comply by January 1, 2014. The final rules call for the following capital requirements:

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

The Corporation has assessed the impact of these changes on the regulatory ratios of the Corporation and the Bank on the capital, operations, liquidity and earnings of the Corporation and Bank, and concluded that the new rules did not have a material negative effect.

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

The JOBS Act has not had any application to the Corporation, and management will continue to monitor the implementation rules for potential effects that might benefit the Corporation.

The Gramm-Leach-Bliley Act of 1999

In 1999, the Gramm-Leach-Bliley Act became law, which is also known as the Financial Services Modernization Act. The act repealed some Depression-era banking laws and will permit banks, insurance companies and securities firms to engage in each others’ businesses after complying with certain conditions and regulations. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, the Corporation has no plans to pursue these additional possibilities.

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

As of December 31, 2015, approximately 66.6% of the Corporation’s loan portfolio consisted of Commercial and Industrial loans and Commercial Real Estate loans (including construction loans) of which both include a tax-free component. These types of loans are generally viewed as having more risk of default than Residential Real Estate loans or Consumer loans. Commercial and Industrial and Commercial Real Estate loans are also typically larger than Residential Real Estate loans and Consumer loans. Because the Corporation’s loan portfolio contains a significant number of Commercial and Industrial and Commercial Real Estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s Allowance for Loan Losses is not sufficient to cover actual loan losses, earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and loss and delinquency experience and evaluates economic conditions. If the Corporation’s assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in its loan portfolio at the date of the financial statement. Material additions to the Corporation’s allowance would materially decrease net income. At December 31, 2015, the allowance for loan losses totaled $6.7 million, representing 1.32% of average total loans.

Although the Corporation believes its underwriting standards are sufficient to manage normal lending risks, it is difficult to assess the future performance of the loan portfolio due to ongoing new originations. The Corporation cannot assure that non-performing loans will not increase or that non-performing or delinquent loans will not adversely affect future performance.

In addition, federal regulators periodically review the Corporation’s allowance for loan losses and may require it to increase the allowance for loan losses or recognize further loan charge-offs. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition.

The Corporation’s operations of its business, including its interaction with customers, are increasingly done via electronic means, and this has increased risks related to cyber security.

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

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

As a result of past difficulties of the federal government to reach agreement over federal debt and the ongoing issues connected with the debt ceiling, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit on negative watch and a downgrade of the United States’ credit rating would trigger a similar downgrade in the credit rating of these government sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on the Corporation’s financial condition and results of operations.

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

The increasing use of social media platforms presents new risks and challenges and our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of information online could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees and customers,. The inappropriate use of social media by our customers or employees could result in negative consequences including remediation costs including training for employees, additional regulatory scrutiny and possible regulatory penalties, litigation or negative publicity that could damage our reputation adversely affecting customer or investor confidence.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded in the over-the-counter market on the OTC Market under the symbol “FKYS”. The following table sets forth:

•	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
•	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2014; and
•	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK
			Per Share
2015	High	Low	Dividend Paid

First quarter	$26.50	$24.50	$0.27
Second quarter	$26.25	$24.48	$0.27
Third quarter	$25.30	$22.50	$0.27
Fourth quarter	$26.50	$23.83	$0.27

2014:

First quarter	$27.00	$24.24	$0.26
Second quarter	$26.25	$24.05	$0.26
Third quarter	$25.00	$24.00	$0.26
Fourth quarter	$24.70	$23.05	$0.27

As of December 31, 2015, the Corporation had approximately 927 shareholders of record.

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

Transfer Agent:

Computershare	(800) 368-5948
P.O. Box 30170
College Station, TX 77842-3170

The following brokerage firms make a market in First Keystone Corporation common stock:

RBC Dain Rauscher	(800) 223-4207
Janney Montgomery Scott LLC	(800) 526-6397
Stifel Nicolaus & Co. Inc.	(800) 223-6807
Boenning & Scattergood, Inc.	(800) 883-1212
Monroe Securities, Inc.	(312) 327-2530

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

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on the Corporation’s common stock during the period December 31, 2010, through and including December 31, 2015, with:

•	The cumulative total return on the SNL Securities Corporate Performance Index[1] for banks $500 million to $1 billion in total assets in the Middle Atlantic area[2], and
•	The cumulative total return for all United States stocks traded on the NASDAQ Stock Market.

The comparison assumes $100 was invested on December 31, 2010, in the Corporation’s common stock and in each of the indices below and assumes further the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

FIRST KEYSTONE CORPORATION

	Period Ending
	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
First Keystone Corporation	100.00	123.32	152.58	163.41	168.05	181.49
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank $500M- $1B	100.00	87.98	112.79	146.26	160.46	181.11

1 SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

2 The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey, New York, the District of Columbia and Puerto Rico.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013	2012	2011

SELECTED FINANCIAL DATA AT YEAR END:
Total assets	$983,489	$912,353	$901,514	$819,966	$818,546
Total investment securities	385,267	348,722	354,770	298,873	331,429
Net loans	509,871	481,071	439,999	427,124	410,066
Total deposits	720,598	661,562	690,075	608,834	624,349
Total long-term borrowings	70,232	65,339	40,429	44,520	64,339
Total stockholders’ equity	108,438	106,271	96,351	103,330	93,092

SELECTED OPERATING DATA:
Interest income	$31,711	$31,019	$30,961	$34,936	$37,028
Interest expense	4,966	4,452	4,954	6,514	9,405
Net interest income	26,745	26,567	26,007	28,422	27,623
Provision for loan losses	2,277	433	1,372	1,600	1,900
Net interest income after provision for loan losses	24,468	26,134	24,635	26,822	25,723
Non-interest income	7,697	7,902	7,805	5,875	4,431
Non-interest expense	21,022	21,208	19,942	20,521	17,695
Income before income tax expense	11,143	12,828	12,498	12,176	12,459
Income tax expense	1,971	2,617	2,225	2,006	2,552
Net income	$9,172	$10,211	$10,273	$10,170	$9,907

PER SHARE DATA:
Net income	$1.64	$1.84	$1.87	$1.86	$1.82
Dividends	1.08	1.05	1.04	1.01	0.97

PERFORMANCE RATIOS:
Return on average assets	0.96%	1.13%	1.23%	1.25%	1.21%
Return on average equity	8.43%	9.90%	10.12%	10.19%	11.57%
Dividend payout	65.79%	56.95%	55.64%	54.18%	53.31%
Average equity to average assets	11.40%	11.45%	12.10%	12.28%	10.43%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Versus Year Ended December 31, 2014

Net income decreased to $9,172,000 for the year ended December 31, 2015, as compared to $10,211,000 for the prior year, a decrease of 10.2%. Earnings per share, both basic and diluted, for 2015 was $1.64 as compared to $1.84 in 2014, a decrease of 10.9%. Dividends per share increased to $1.08 in 2015 from $1.05 in 2014, an increase of 2.9%. The Corporation’s return on average assets was 0.96% in 2015 as compared to 1.13% in 2014. Return on average equity decreased to 8.43% in 2015 from 9.90% in 2014. Total interest income in 2015 amounted to $31,711,000, an increase of $692,000 or 2.2% from 2014. Total interest expense of $4,966,000 increased $514,000 or 11.5% from 2014. The majority of this increase related to interest expense on deposits as total interest bearing deposits increased from $565,032,000 in 2014 to $613,207,000 in 2015.

Net interest income, as indicated below in Table 1, increased by $178,000 or 0.7% to $26,745,000 for the year ended December 31, 2015. The Corporation’s net interest income on a fully tax equivalent basis increased by $503,000, or 1.8% to $28,847,000 in 2015 as compared to $28,344,000 in 2014.

Year Ended December 31, 2014 Versus Year Ended December 31, 2013

Net income decreased to $10,211,000 for the year ended December 31, 2014, as compared to $10,273,000 for the prior year, a decrease of 0.6%. Earnings per share, both basic and diluted, for 2014 was $1.84 as compared to $1.87 in 2013, a decrease of 1.6%. Dividends per share increased to $1.05 in 2014 from $1.04 in 2013, an increase of 1.0%. The Corporation’s return on average assets was 1.13% in 2014 as compared to 1.23% in 2013. Return on average equity decreased to 9.90% in 2014 from 10.12% in 2013. Total interest income in 2014 amounted to $31,019,000 as compared to $30,961,000 in 2013. Total interest expense of $4,452,000 decreased $502,000 or 10.1% from 2013. The majority of this decrease related to interest expense on deposits as total interest bearing deposits declined from $604,919,000 in 2013 to $565,032,000 in 2014.

Net interest income, as indicated below in Table 1, increased by $560,000 or 2.2% to $26,567,000 for the year ended December 31, 2014. The Corporation’s net interest income on a fully tax equivalent basis decreased by $53,000, or 0.2% to $28,344,000 in 2014 as compared to $28,397,000 in 2013.

Table 1 — Net Interest Income

(Dollars in thousands)	2015/2014				2014/2013
	Increase/(Decrease)				Increase/(Decrease)
	2015	Amount	%	2014	Amount	%	2013
Interest Income	$31,711	$692	2.2	$31,019	$58	0.2	$30,961
Interest Expense	4,966	514	11.5	4,452	(502)	(10.1)	4,954
Net Interest Income	26,745	178	0.7	26,567	560	2.2	26,007
Tax Equivalent Adjustment	2,102	325	18.3	1,777	(613)	(25.6)	2,390
Net Interest Income (fully tax equivalent)	$28,847	$503	1.8	$28,344	$(53)	(0.2)	$28,397

Table 2 — Average Balances, Rates and Interest Income and Expense

(Dollars in thousands)

	2015			2014			2013
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2]	$82,591	$2,814	3.41%	$65,012	$2,685	4.13%	$57,928	$2,733	4.72%
Real Estate[1]	421,578	18,259	4.33%	398,179	17,507	4.40%	372,225	17,339	4.66%
Consumer, net[1,2]	5,436	441	8.11%	5,279	383	7.26%	5,887	426	7.24%
Fees on Loans	―	629	0%	―	552	0%	―	583	0%
Total Loans[3]	509,605	22,143	4.35%	468,470	21,127	4.51%	436,040	21,081	4.83%

Investment Securities:
Taxable	258,320	6,526	2.53%	282,145	7,850	2.78%	226,465	6,903	3.05%
Tax-Exempt[1]	105,974	4,697	4.43%	68,062	3,561	5.23%	91,074	5,314	5.83%
Total Investment Securities	364,294	11,223	3.08%	350,207	11,411	3.26%	317,539	12,217	3.85%
Restricted Investment in Bank Stocks	5,767	415	7.20%	5,836	252	4.32%	4,088	35	0.86%
Interest-Bearing Deposits in Other Banks	2,226	32	1.44%	1,170	6	0.51%	8,029	18	0.22%
Total Other Interest Earning Assets	7,993	447	5.59%	7,006	258	3.68%	12,117	53	0.44%
Total Interest Earning Assets	881,892	33,813	3.83%	825,683	32,796	3.97%	765,696	33,351	4.36%

Non-Interest Earning Assets:
Cash and Due From Banks	7,648			7,687			6,917
Allowance for Loan Losses	(6,694)			(6,483)			(5,971)
Premises and Equipment	20,426			21,252			20,547
Other Assets	51,321			52,813			51,371
Total Non-Interest Earning Assets	72,701			75,269			72,864
Total Assets	$954,593			$900,952			$838,560

Interest Bearing Liabilities:
Savings, NOW Accounts, and Money Markets	$391,179	$926	0.24%	$362,219	$728	0.20%	$317,477	$691	0.22%
Time Deposits	192,177	2,232	1.16%	204,024	2,226	1.09%	251,758	2,932	1.16%
Securities Sold U/A to Repurchase	21,221	53	0.25%	16,936	40	0.24%	18,753	78	0.42%
Short-Term Borrowings	60,549	212	0.35%	58,519	174	0.30%	11,050	27	0.24%
Long-Term Borrowings	69,837	1,543	2.21%	54,331	1,284	2.36%	45,493	1,226	2.69%
Federal Funds Purchased	―	―	0%	2	―	0%	―	―	0%
Total Interest Bearing Liabilities	734,963	4,966	0.68%	696,031	4,452	0.64%	644,531	4,954	0.77%

Non-Interest Bearing Liabilities:
Demand Deposits	101,063			92,454			80,833
Other Liabilities	9,725			9,350			11,692
Stockholders’ Equity	108,842			103,117			101,504
Total Liabilities/Stockholders’ Equity	$954,593			$900,952			$838,560

Net Interest Income Tax Equivalent		$28,847			$28,344			$28,397

Net Interest Spread			3.15%			3.33%			3.59%

Net Interest Margin			3.27%			3.43%			3.71%

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

Table 2 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2015, 2014 and 2013.

The yield on earning assets was 3.83% in 2015, 3.97% in 2014, and 4.36% in 2013. The rate paid on interest bearing liabilities was 0.68% in 2015, 0.64% in 2014, and 0.77% in 2013. This resulted in a decrease in our net interest spread to 3.15% in 2015, as compared to 3.33% in 2014 and 3.59% in 2013.

As Table 2 illustrates, net interest margin, which is interest income less interest expense divided by average earning assets, was 3.27% in 2015 as compared to 3.43% in 2014 and 3.71% in 2013. Net interest margins are presented on a tax-equivalent basis. In 2015, yield on earning assets decreased by 0.14%, from 3.97% to 3.83% while the rate paid on interest bearing liabilities increased 0.04%. As investments were sold, matured or called, the principal balances were reinvested at lower, current rates. This was the primary cause of the lower yield on investments. Savings, NOW and money market interest expense increased as a result of the nationally branded Kasasa suite of high interest rewards checking and savings accounts. Average long-term borrowings increased $15,506,000 while the average rate paid on these borrowings decreased by 0.15% from 2.36% to 2.21%. Therefore, the net interest spread and margin in 2015 as compared to 2014 was negatively impacted. Interest income exempt from federal tax was $4,203,000 in 2015, $3,520,000 in 2014, and $4,743,000 in 2013. Interest income exempt from federal tax increased due to purchases of tax-exempt securities. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The decline in our net interest margin came from slightly lower earning asset yields in 2015 and 2014. Fully tax equivalent net interest income increased from 2014 to 2015 by $503,000 or 1.8% to $28,847,000. This occurred while the level of average earning assets increased by 6.8%. The Corporation’s net interest margin was under pressure when interest rates started to rise since the Corporation continues to be liability sensitive. There will be more liabilities, including deposits, repricing than earning assets (loans and investments). To negate the potential impact of a lesser net interest margin, the Corporation will continue to focus on attracting lower cost checking, savings and money market accounts and reduce somewhat its dependence on higher priced certificates of deposit.

In December 2015, the Federal Reserve increased the federal-funds rate from near zero to between 0.25% and 0.50%. The initial impact to the Bank’s net interest margin has been minimal. Short-term borrowing costs have increased in a similar fashion. However, there has been little to no change in deposit funding costs. Among assets, only very short asset yields have increased. In addition, a slight decrease in long-term asset yields has occurred while credit spreads have widened.  As 2016 unfolds, the Bank will monitor short-term interest rate increases by the Federal Reserve as well as the position and slope of the yield curve. A steady and continued path of rising interest rates will have an initial negative effect on net interest margin, based on our asset/liability management model. However, indications are that higher interest rates, accompanied by a positively sloped yield curve would serve to increase our net interest margin in the long-term.

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

In 2015, the increase in net interest income on a fully tax equivalent basis of $503,000 resulted from an increase in volume of $2,867,000 and a decrease of $2,364,000 due to changes in rate. In 2014, the decrease in net interest income on a fully tax equivalent basis of $53,000 resulted from an increase in volume of $2,035,000 and a decrease of $2,088,000 due to changes in rate.

Table 3 — Rate/Volume Analysis

(Dollars in thousands)	2015 COMPARED TO 2014			2014 COMPARED TO 2013
	VOLUME	RATE	NET	VOLUME	RATE	NET
Interest Income:
Loans, Net	$1,855	$(839)	$1,016	$1,568	$(1,522)	$46
Taxable Investment Securities	(663)	(661)	(1,324)	1,697	(750)	947
Tax-Exempt Investment Securities	1,984	(848)	1,136	(1,343)	(410)	(1,753)
Restricted Investment in Bank Stocks	(3)	166	163	15	202	217
Other	5	21	26	(15)	3	(12)
Total Interest Income	$3,178	$(2,161)	$1,017	$1,922	$(2,477)	$(555)
Interest Expense:
Savings, NOW and Money Markets	$58	$140	$198	$97	$(60)	$37
Time Deposits	(129)	135	6	(556)	(150)	(706)
Securities Sold U/A to Repurchase	10	3	13	(8)	(30)	(38)
Short-Term Borrowings	6	32	38	116	31	147
Long-Term Borrowings	366	(107)	259	238	(180)	58
Total Interest Expense	311	203	514	(113)	(389)	(502)
Net Interest Income	$2,867	$(2,364)	$503	$2,035	$(2,088)	$(53)

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Balances on non-accrual loans are included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2015, the provision for loan losses was $2,277,000 as compared to $433,000 for 2014 and $1,372,000 for 2013. The provision in 2015 increased due to the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, economic conditions, other relevant factors, and a significant charge-off of $1,355,000, as discussed below and in the Allowance For Loan Losses section on page 34. Net charge-offs by the Corporation for the fiscal years ended December 31, 2015, 2014 and 2013 were $1,928,000, $562,000, and $625,000, respectively. See Allowance for Loan Losses on Page 34 for further discussion.

Gross charge-offs increased to $2,016,000 at December 31, 2015, as compared to $691,000 at December 31, 2014 and $694,000 at December 31, 2013. The significant increase from 2014 to 2015 was due to a large charge-off in the amount of $1,355,000 on a Commercial Real Estate loan to a student housing holding company. The loan was moved to non-accrual status during the third quarter of 2015 due to uncertainty regarding the collectability of principal and interest based on the borrower’s failure to achieve stabilization and meet projected occupancy rates. The charge-off was completed during the fourth quarter of 2015 because the underlying value of the collateral supporting the loan was not sufficient to cover the loan balance. At that time, the loan was charged down to the estimated value of the supporting collateral less costs to sell. The large charge-off also contributed to the increase in net charge-offs and provision for loan losses in 2015 as compared to 2014 and 2013, but does not indicate a significant change in asset quality in the overall loan portfolio. See Table 10 – Analysis of Allowance for Loan Losses for further details.

The allowance for loan losses as a percentage of average loans outstanding was 1.32% as of December 31, 2015, 1.36% as of December 31, 2014 and 1.49% as of December 31, 2013.

On a quarterly basis, management performs, and the Corporation’s Audit Committee and the Board of Directors review a detailed analysis of the adequacy of the allowance for loan losses. This analysis includes an evaluation of credit risk concentration, delinquency trends, past loss experience, current economic conditions, composition of the loan portfolio, classified loans and other relevant factors.

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

The Corporation is subject to periodic regulatory examination by the Pennsylvania Department of Banking and Securities and the FDIC. As part of the examination, the regulators will assess the adequacy of the Corporation’s allowance for loan losses and may include factors not considered by the Corporation. In the event that a regulatory examination results in a conclusion that the Corporation’s allowance for loan losses is not adequate, the Corporation may be required to increase its provision for loan losses.

NON-INTEREST INCOME

Non-interest income is derived primarily from service charges and fees, ATM and debit card income, trust department revenue, income on bank owned life insurance, gains on sales of mortgage loans and other miscellaneous income. In addition, net investment securities gains and losses also impact total non-interest income. Table 4 provides the yearly non-interest income by category, along with the amount, dollar changes, and percentage of change.

Non-interest income through December 31, 2015 was $7,697,000, a decrease of 2.6%, or $205,000, from 2014. Table 4 provides the major categories of non-interest income and each respective change comparing the last three years. The majority of the 2015 decrease was due to a decrease in net investment securities gains.

During 2015, the Corporation recorded a net gain of $2,131,000 from the sales of securities in its investment portfolio, a decrease of $625,000 from 2014. The Bank has taken gains and losses in the portfolio, primarily in municipal securities, to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates. In 2014, gains totaled $2,756,000, while in 2013 they were $2,900,000. These gains resulted from the normal readjustment process within the portfolio.

Gains on sales of mortgage loans provided $548,000 in 2015 as compared to $284,000 in 2014 and $618,000 in 2013 in income. The increase in gains on sales of mortgage loans in 2015 was due to a favorable rate environment for mortgage lending. In 2015, the Bank originated $36,939,000 in residential mortgage loans, of which $18,251,000 were originated with the intent to sell. This compared favorably to 2014 when the Bank originated $30,348,000 in residential mortgage loans, of which $12,141,000 were originated with the intent to sell. The Corporation continues to service the majority of mortgages which are sold. This servicing income provides an additional source of non-interest income on an ongoing basis.

Service charges and fees increased by $159,000 in 2015 as compared to 2014, or 9.9% due to an increase in per item overdraft fees and certain other deposit account fees. In addition, ATM and debit card income increased $101,000 or 9.0%. Service charges and fees increased $212,000 in 2014 as compared to 2013, primarily due to an increase in per item overdraft fees and certain other deposit account fees implemented during the second and third quarters of 2014. During 2014, the Bank evaluated competitor fees in the marketplace and determined that higher deposit fees could be supported.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit investment products, and miscellaneous fees, decreased $30,000 or 5.7% in 2015 and increased $167,000 or 46.8% in 2014.

Table 4 — Non-Interest Income

(Dollars in thousands)	2015/2014				2014/2013
	Increase/(Decrease)				Increase/(Decrease)
	2015	Amount	%	2014	Amount	%	2013
Trust department	$877	$(44)	(4.8)	$921	$80	9.5	$841
Service charges and fees	1,773	159	9.9	1,614	212	15.1	1,402
Bank owned life insurance income	664	(16)	(2.4)	680	(7)	(1.0)	687
ATM and debit card income	1,224	101	9.0	1,123	123	12.3	1,000
Gains on sales of mortgage loans	548	264	93.0	284	(334)	(54.0)	618
Impairment charges on equity securities	(14)	(14)	N/A	―	―	N/A	―
Other	494	(30)	(5.7)	524	167	46.8	357
Subtotal	5,566	420	8.2	5,146	241	4.9	4,905
Net investment securities gains	2,131	(625)	22.7	2,756	(144)	(5.0)	2,900
Total	$7,697	$(205)	2.6	$7,902	$97	1.2	$7,805

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and employee benefits, occupancy, furniture and equipment, and other miscellaneous expenses. Table 5 provides the yearly non-interest expense by category, along with the amount, dollar changes, and percentage of change.

Total non-interest expense amounted to $21,022,000, a decrease of $186,000, or 0.9% in 2015 as compared to an increase of $1,266,000, or 6.3% in 2014. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to 52.4% of total non-interest expense in 2015 and 54.1% in 2014. Salaries and employee benefits decreased $463,000, or 4.0% in 2015 and increased $546,000, or 5.0% in 2014. Reductions in salaries and employee benefits were achieved through changes implemented in staffing levels throughout the organization, although the Corporation experienced a 13.2% increase in medical insurance for its employees. The hiring of several new employees, and a full year of operations at the new Shickshinny branch, contributed to the 2014 increase in salaries and benefits expense. The number of full time equivalent employees was 189 as of December 31, 2015, 205 as of December 31, 2014, and 207 as of December 31, 2013.

Net occupancy expense decreased $22,000, or 1.3% in 2015 as compared to an increase of $154,000, or 10.1% in 2014. The 2014 increase in net occupancy expense primarily consisted of higher building depreciation, maintenance and repairs, and taxes associated with the new Dallas and Shickshinny branches and the renovation and expansion of the Bank’s main headquarters. Furniture and equipment and computer expense decreased $228,000, or 13.8% in 2015 compared to a decrease of $46,000, or 2.7% in 2014. The decrease in 2015 was due to lower software maintenance costs as a result of the outsourcing of the Bank’s core processing system. Pennsylvania shares tax expense increased $77,000, or 12.1% in 2015 as a result of an increase in total assets and total equity. FDIC insurance expense increased $27,000, or 5.3% in 2015 as compared to an increase of $83,000, or 19.7% in 2014. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. Data processing fees of $571,000 were incurred in 2015 as a result of the planned outsourcing of the Bank’s core processing system for data security, disaster recovery and system efficiency goals. Foreclosed assets held for resale expense amounted to $111,000 in 2015, $80,000 in 2014 and $41,000 in 2013. The Corporation incurred costs associated with the maintenance and sales of eight foreclosed properties in 2013 and 2014, and twelve properties in 2015. Advertising expenses decreased $93,000 or 16.3% as a result of decreased digital media advertising expenses. FHLB prepayment penalties of $345,000 were expenses related to the early prepayment of a borrowing with the Federal Home Loan Bank (“FHLB”) in 2013. Other expenses increased $198,000 or 6.4% from 2014 to 2015. The increase was due to higher fees for an enhanced internet and mobile banking platform and an increase in Kasasa rewards, including ATM surcharge funds, cash back on debit card purchases, and movie and music downloads.

The overall level of non-interest expense remains low, relative to the Bank’s peers (community banks from $500 million to $1 billion in assets). In fact, the Bank’s total non-interest expense was 2.20% of average assets in 2015 and 2.35% in 2014. The Bank’s non-interest expense as a percentage of average assets places the Bank among the leaders in its peer financial institution categories in controlling non-interest expense.

Table 5 — Non-Interest Expense

(Dollars in thousands)	2015/2014				2014/2013
	Increase/(Decrease)				Increase/(Decrease)
	2015	Amount	%	2014	Amount	%	2013
Salaries and employee benefits	$11,012	$(463)	(4.0)	$11,475	$546	5.0	$10,929
Occupancy, net	1,655	(22)	(1.3)	1,677	154	10.1	1,523
Furniture and equipment	602	17	2.9	585	(56)	(8.7)	641
Computer expense	827	(245)	(22.9)	1,072	10	0.9	1,062
Professional services	609	(6)	(1.0)	615	81	15.2	534
Pennsylvania shares tax	712	77	12.1	635	(147)	(18.8)	782
FDIC Insurance	532	27	5.3	505	83	19.7	422
ATM and debit card fees	600	22	3.8	578	49	9.3	529
Data processing fees	571	271	90.3	300	300	N/A	―
Foreclosed assets held for resale	111	31	38.8	80	39	95.1	41
Advertising	476	(93)	(16.3)	569	128	29.0	441
FHLB prepayment penalties	―	―	―	―	(345)	(100.0)	345
Other	3,315	198	6.4	3,117	424	15.7	2,693
Total	$21,022	$(186)	(0.9)	$21,208	$1,266	6.3	$19,942

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2015, was $1,971,000 as compared to $2,617,000 and $2,225,000 for the years ended December 31, 2014 and 2013, respectively. The effective income tax rate was 17.7% in 2015, 20.4% in 2014, and 17.8% in 2013. The decrease in the effective tax rate for 2015 was due to an increase in tax-exempt interest earned from investments in state and local units of government. The increase in the effective tax rate for 2014 was due to sales of tax-free municipal securities during the past year and the reduction in the amount of tax credits from the low-income housing partnerships. The Corporation looks to maximize its tax-exempt income derived from both tax-free loans and tax-free municipal securities without triggering the alternative minimum tax. The Corporation does not expect a material change in its tax rate for 2016.

FINANCIAL CONDITION

GENERAL

Total assets increased to $983,489,000 at year-end 2015, an increase of 7.8% from year-end 2014. Total assets as of December 31, 2014 were $912,353,000, an increase of 1.2% over 2013.

Net loans increased in 2015 from $481,071,000 to $509,871,000, a 6.0% increase. Loan demand grew in 2015 as the Bank added loans in commercial and residential mortgage categories. Net loans in 2014 increased from 2013 by $41,072,000 or 9.3%.

The cash surrender value of bank owned life insurance increased to $21,900,000 at December 31, 2015, an increase of $664,000 or 3.1% over 2014.

Investments in low-income housing partnerships were $1,553,000 at year-end 2015, an increase of 37.4% from year-end 2014.  The Bank became a limited partner in a new real estate venture during 2015 with an initial investment of $590,000 and a commitment of an additional capital contribution up to $1,514,000 over the life of the project.  Investing in low-income housing real estate ventures enables the Bank to recognize tax credits and satisfy Community Reinvestment Act initiatives.

As of December 31, 2015, total deposits amounted to $720,598,000, an increase of 8.9% from 2014, while total deposits as of year-end 2014 amounted to $661,562,000, a decrease of 4.1% from 2013. The increase in 2015 was primarily due to the deposit of funds by a municipal depositor through normal, seasonal generation of tax revenues. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals, continue to be the Corporation’s most significant source of funds.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Borrowings increased in 2015 and 2014 by $12,309,000 and $29,800,000, respectively, to fund loan growth.

Total stockholders’ equity increased to $108,438,000 at December 31, 2015, an increase of $2,167,000 or 2.0% over 2014. Total stockholders’ equity increased to $106,271,000 at December 31, 2014, an increase of $9,920,000 or 10.3% over 2013.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.4% for 2015, compared to 91.6% for 2014 and 91.3% for 2013. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

INVESTMENT SECURITIES

The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The investment portfolio has been allocated between securities available-for-sale and securities held-to-maturity. No investment securities were established in a trading account. Available-for-sale securities increased $37,575,000 or 10.8% to $385,241,000 in 2015. Available-for-sale securities decreased $6,032,000 or 1.7% to $347,666,000 in 2014. At December 31, 2015, the net unrealized gain, net of the tax effect, on these securities was $2,035,000 and was included in stockholders’ equity as accumulated other comprehensive income. At December 31, 2015, the primary reason for the decrease in accumulated other comprehensive income was due to market value fluctuations. In 2015, held-to-maturity securities decreased $1,030,000, or 97.5% to $26,000 after decreasing $16,000, or 1.5% in 2014. Table 6 provides data on the carrying value of the Corporation’s investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate an investment security.

The investment portfolio includes U.S. Treasury securities, U.S. Government corporations and agencies, corporate debt obligations, mortgage-backed securities, and obligations of state and political subdivisions, both tax-exempt and taxable. Marketable equity securities consists of common stock investments in other commercial banks and bank holding companies.

Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on the Corporation’s Consolidated Statements of Income. As of December 31, 2015, the investment portfolio does not contain any off-balance sheet derivatives or trust preferred investments.

Table 6 — Investment Securities

(Dollars in thousands)

	December 31,
	2015		2014		2013
	Available	Held to	Available	Held to	Available	Held to
	for Sale[1]	Maturity[2]	for Sale[1]	Maturity[2]	for Sale[1]	Maturity[2]
U.S. Treasury securities	$1,021	$ ―	$11,378	$ ―	$ ―	$ ―
U. S. Government corporations and agencies	134,066	26	139,224	1,056	153,509	1,072
Obligations of state and political subdivisions	200,314	―	157,223	―	148,389	―
Corporate debt securities	47,833	―	37,786	―	49,265	―
Marketable equity securities	2,007	―	2,055	―	2,535	―
Total	$385,241	$26	$347,666	$1,056	$353,698	$1,072

1At fair value.

2At amortized cost.

The amortized cost and weighted average yield of securities, by contractual maturity, are shown below at December 31, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 7 ― Securities Maturity Table

(Dollars in thousands)

	December 31, 2015
	Available-For-Sale					Held-To-Maturity
		U.S. Government	Obligations			U.S. Government
		Corporations &	of State	Corporate	Marketable	Corporations &
	U.S. Treasury	Agencies	& Political	Debt	Equity	Agencies
	Securities	Obligations[1]	Subdivisions[2]	Securities	Securities[3]	Obligations[1]
Within 1 Year:
Amortized cost	$ ―	$ ―	$1,083	$863	$ ―	$ ―
Weighted average yield	―	―	6.18%	3.15%	―	―

1 - 5 Years:
Amortized cost	1,022	19,246	32,037	12,065	―	26
Weighted average yield	0.96%	1.82%	2.89%	2.30%	―	2.55%

5 - 10 Years:
Amortized cost	―	41,219	81,407	36,234	―	―
Weighted average yield	―	2.17%	3.19%	2.70%	―	―

After 10 Years:
Amortized cost	―	74,936	80,770	―	1,194	―
Weighted average yield	―	1.64%	4.83%	―	5.20%	―

Total:
Amortized cost	$1,022	$135,401	$195,297	$49,162	$1,194	$26
Weighted average yield	0.96%	1.83%	3.84%	2.61%	5.20%	2.55%

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

3Marketable equity securities are not considered to have defined maturities and are included in the after ten year category.

LOANS

Total loans increased to $516,610,000 as of December 31, 2015, as compared to a balance of $487,461,000 as of December 31, 2014. In 2015, the Corporation set aggressive asset growth goals to combat the challenging rate environment. Table 8 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased $29,149,000, or 6.0% in 2015 compared to an increase of $40,943,000, or 9.2% in 2014.

Increasing demand for borrowing by both individuals and businesses accounted for the 6.0% increase in the loan portfolio from December 31, 2014 to December 31, 2015. The Commercial and Industrial portfolio increased $20,418,000 to $85,074,000 as of December 31, 2015, as compared to $64,656,000 at December 31, 2014. The increase in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $28,544,000 offset by loan payoffs of $9,489,000, combined with utilization of existing lines of credit, offset by regular principal payments. The Commercial Real Estate loan portfolio increased $5,096,000 to $259,018,000 as of December 31, 2015, as compared to $253,922,000 at December 31, 2014. The increase was mainly the result of $47,529,000 in new loan originations, offset by $19,697,000 in loan payoffs in addition to regular principal payments and other typical amortizations in the loan portfolio. Residential Real Estate loans increased $3,075,000 to $166,628,000 as of December 31, 2015, as compared to $163,553,000 at December 31, 2014. The increase was the result of new loan originations totaling $27,872,000, offset by loan payoffs of $23,287,000 and net loans sold of $5,301,000 combined with utilization of existing home equity lines of credit, offset by regular principal payments. Net loans sold in the Residential Real Estate portfolio for the year ended December 31, 2015 consisted of total loans sold during the year ended December 31, 2015 of $19,243,000, offset with loans opened and sold in the same quarter during any quarter of 2015 which amounted to $13,942,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $344,092,000 at December 31, 2015. Of total loans, $259,018,000 or 50.1% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. We continue to monitor these portfolios.

The largest relationship is comprised of various real estate entities with a mutual owner who began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $10,938,000 at December 31, 2015. The individual owns a diverse mix of real estate entities which specialize in construction/development projects, leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $9,838,000 in long term debt and two lines of credit totaling $1,100,000. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus the assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The second largest relationship consists of a hotel management company that has been in operation since 1987 and successfully owns and operates seven hotels. At December 31, 2015, the relationship consisted of outstanding loan balances and unused commitments totaling $8,595,000. The debt is comprised of $7,811,000 in long term debt and $784,000 in available credit on two real estate term loans. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The third largest relationship consists of a real estate development/holding company that was established in 2006 to construct a multi-tenant medical complex, as well as the medical-related entities that operate out of the complex. The relationship had outstanding loan balances and unused commitments of $8,509,000 at December 31, 2015. The debt is comprised of $7,792,000 in term debt, $450,000 in lines of credit, and $267,000 in available credit on a real estate term loan. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The fourth largest relationship consists of a municipality founded in 1816 consisting of 35 square miles. The township completed a major expansion of its central sewage system in late 2012 due to increasing population growth among residential users and the addition of a large volume of business users, including pharmaceutical companies and recreational waterparks. The expansion was funded by grants, bond issues, and bank debt. At December 31, 2015, the relationship had outstanding balances of $8,474,000, which consisted entirely of term debt. The loans are secured by project receivables and the full faith, credit, and taxing power of the township.

The fifth largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At December 31, 2015, the relationship had outstanding loan balances and unused commitments of $8,090,000. The debt is comprised of $8,035,000 in long term debt and two lines of credit totaling $55,000. The loans are secured by commercial real estate and business assets.

Each of the five relationships is located within the Corporation’s market area.

All of the above mentioned loans are performing as agreed and all are graded pass. The property securing each of the loans was appraised at the time the loan was originated. Appraisals are ordered independently of the loan approval process from appraisers on an approved list. All appraisals are reviewed internally for conformity with accepted standards of the Bank.

All loan relationships in excess of $1,500,000 are reviewed internally and through an external loan review process on an annual basis. Such review is based upon analysis of current financial statements of the borrower, co-borrowers/guarantors, payment history, and economic conditions.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $492,730,000 or 95.5% of gross loans are graded Pass; $9,777,000 or 1.9% are graded Special Mention; $13,487,000 or 2.6% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $23,264,000 at December 31, 2015, as compared to $18,738,000 at December 31, 2014. Commercial and Industrial non-pass grades increased to $4,194,000 as of December 31, 2015, compared to $68,000 as of December 31, 2014. Commercial Real Estate non-pass grades decreased to $16,128,000 as of December 31, 2015 as compared to $16,480,000 as of December 31, 2014. Residential Real Estate and Consumer non-pass grades increased to $2,942,000 as of December 31, 2015, as compared to $2,190,000 as of December 31, 2014.

The increase in Commercial and Industrial non-pass grades was mainly the result of the downgrade of three loans totaling $4,158,000. All three loans are to a manufacturing company that produces parts for various industries. The loans were downgraded to Special Mention during the fourth quarter of 2015 due to declining revenues and uncertainty regarding future cash flows.

At December 31, 2015, Commercial Real Estate loans classified as Special Mention amounted to $3,890,000 and Commercial Real Estate loans classified as Substandard amounted to $12,238,000, as compared to December 31, 2014 when $11,008,000 and $5,472,000 in Commercial Real Estate loans were classified as Special Mention and Substandard, respectively. The large fluctuation in loans from Special Mention to Substandard from 2014 to 2015 is mainly the result of three large loans that were downgraded to substandard status during the year ended December 31, 2015. Two loans were to student housing holding companies totaling $5,172,000 at December 31, 2015. The loans were downgraded from Special Mention to Substandard during 2015 due to the borrowers’ failure to achieve stabilization and meet projected occupancy rates. One loan in the amount of $3,172,000 is to a developer of a residential sub-division. The loan was downgraded from Special Mention to Substandard during 2015 because development plans were hindered and expected sales did not materialize.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

The classes of the Corporation’s loan portfolio net of unearned discount and net deferred loan fees and costs are summarized in Table 8.

Table 8 — Loans

(Dollars in thousands)	December 31,
	2015	2014	2013	2012	2011
Commercial and Industrial	$85,074	$64,656	$60,822	$54,186	$39,786
Commercial Real Estate	259,018	253,922	225,405	225,156	238,181
Residential Real Estate	166,628	163,553	154,675	147,168	130,851
Consumer	5,890	5,330	5,616	6,386	7,177
Total Loans	$516,610	$487,461	$446,518	$432,896	$415,995

The Corporation’s maturity and rate sensitivity information related to the loan portfolio is summarized in Table 9.

Table 9 ― Loan Maturity and Interest Sensitivity

Loans by Maturity

(Dollars in thousands)

	December 31, 2015
		After One Year
	One Year	Through	After
	and Less	Five Years	Five Years	Total
Commercial and Industrial	$17,174	$27,364	$40,536	$85,074
Commercial Real Estate	37,522	91,349	130,147	259,018
Residential Real Estate	14,538	51,199	100,891	166,628
Consumer	1,623	3,443	824	5,890
Total	$70,857	$173,355	$272,398	$516,610

The above data represents the amount of loans receivable at December 31, 2015 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loans by Repricing Opportunity

(Dollars in thousands)

	December 31, 2015
		After One Year
	One Year	Through	After
	and Less	Five Years	Five Years	Total
Commercial and Industrial	$33,414	$37,440	$14,220	$85,074
Commercial Real Estate	60,155	187,928	10,935	259,018
Residential Real Estate	21,804	47,227	97,597	166,628
Consumer	2,877	2,993	20	5,890
Total	$118,250	$275,588	$122,772	$516,610

Loans with a fixed interest rate	$51,421	$82,423	$113,373	$247,217
Loans with a variable interest rate	66,829	193,165	9,399	269,393
Total	$118,250	$275,588	$122,772	$516,610

The above data represents the amount of loans receivable at December 31, 2015 which are due or have the opportunity to reprice in the periods indicated, based on remaining scheduled repayments of principal for fixed rate loans or date of next repricing opportunity for variable rate loans. The fixed and variable portions of the amounts of loans receivable due or repricing in the periods indicated are also summarized above.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2015, the allowance for loan losses was $6,739,000 as compared to $6,390,000 as of December 31, 2014. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Table 10 contains an analysis of the allowance for loan losses indicating charge-offs and recoveries by year. In 2015, net charge-offs as a percentage of average loans were 0.4% as compared to 0.1% in both 2014 and 2013. Net charge-offs amounted to $1,928,000 in 2015, $562,000 in 2014, and $625,000 in 2013. During the year ended December 31, 2015, charge-offs increased primarily in the Commercial Real Estate portfolio due to a large charge-off on a loan to a student housing holding company completed during the three months ended December 31, 2015 in the amount of $1,355,000. Charge-offs in the Commercial Real Estate category were $1,759,000 in 2015 compared to $328,000 and $290,000 in 2014 and 2013, respectively. The Corporation’s diligent collection efforts, fewer borrowers defaulting on credit obligations, and the improving economy contributed to the nominal balance in charge-offs in the Commercial Real Estate portfolio in 2014 and 2013. Excluding the $1,355,000 charge-off on the loan to a student housing holding company, the minimal level of charge-offs in the Commercial Real Estate category would have continued into 2015, as the large charge-off was a deviation from the Bank’s past charge-off activity.

For the year ended December 31, 2015, the provision for loan losses was $2,277,000 as compared to $433,000 for 2014 and $1,372,000 for 2013. The net effect of the provision, charge-offs and recoveries increased the year-end allowance for loan losses to $6,739,000 of which 10.8% was attributed to the Commercial and Industrial component, 59.1% attributed to the Commercial Real Estate component, 26.4% attributed to the Residential Real Estate component (primarily residential mortgages), 1.4% attributed to the Consumer component, and 2.3% being the unallocated component (refer to the activity in Note 4 ― Loans and Allowance for Loan Losses on page 69). The Corporation determined that the provision for loan losses made during 2015 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2015.

Table 10 — Analysis of Allowance for Loan Losses

(Dollars in thousands)	Years Ended December 31,
	2015	2014	2013	2012	2011
Balance at beginning of period	$6,390	$6,519	$5,772	$5,929	$5,701
Charge-offs:
Commercial and Industrial	2	107	17	264	485
Commercial Real Estate	1,759	328	290	1,077	968
Residential Real Estate	210	209	348	404	218
Consumer	45	47	39	87	98
	2,016	691	694	1,832	1,769
Recoveries:
Commercial and Industrial	22	31	24	23	28
Commercial Real Estate	59	81	31	22	51
Residential Real Estate	1	14	5	1	2
Consumer	6	3	9	29	16
	88	129	69	75	97

Net charge-offs	1,928	562	625	1,757	1,672
Additions charged to operations	2,277	433	1,372	1,600	1,900
Balance at end of period	$6,739	$6,390	$6,519	$5,772	$5,929

Ratio of net charge-offs during the period to average loans outstanding during the period	0.4%	0.1%	0.1%	0.4%	0.4%
Allowance for loan losses to average loans outstanding during the period	1.32%	1.36%	1.49%	1.36%	1.44%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.32% in 2015, 1.36% in 2014 and 1.49% in 2013.

Table 11 sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percentage of loans in each category to the total allowance for loan losses at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses that may occur within the loan category, since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

Table 11 — Allocation of Allowance for Loan Losses

(Dollars in thousands)	December 31,
	2015	%*	2014	%*	2013	%*	2012	%*	2011	%*
Commercial and Industrial	$725	11.0	$542	9.4	$776	13.6	$573	11.4	$489	9.1
Commercial Real Estate	3,983	60.5	3,176	55.2	3,320	58.1	2,837	56.6	3,507	65.4
Residential Real Estate	1,777	27.0	1,928	33.5	1,565	27.4	1,524	30.4	1,228	22.9
Consumer	96	1.5	107	1.9	53	0.9	80	1.6	137	2.6
Unallocated	158	N/A	637	N/A	805	N/A	758	N/A	568	N/A
	$6,739	100.0	$6,390	100.0	$6,519	100.0	$5,772	100.0	$5,929	100.0

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

Total non-performing assets amounted to $4,386,000 as of December 31, 2015, as compared to $4,039,000 as of December 31, 2014. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising, while property values in some markets have fallen. Non-accrual loans totaled $2,748,000 as of December 31, 2015 as compared to $3,974,000 as of December 31, 2014. Foreclosed assets held for resale increased to $1,472,000 as of December 31, 2015 from $55,000 as of December 31, 2014. The significant increase in foreclosed assets held for resale and decrease in non-accrual loans is attributed to one property secured by commercial real estate valued at $925,000 that was moved from non-accrual loans to foreclosed assets held for resale during the fourth quarter of 2015. Loans past-due 90 days or more and still accruing interest amounted to $166,000 as of December 31, 2015 as compared to $10,000 as of December 31, 2014. At December 31, 2015, loans past-due 90 days or more and still accruing interest consisted of two Residential Real Estate loans, which are deemed to be well secured by collateral and in the process of collection. Non-performing assets to total loans was 0.8% as of December 31, 2015 and December 31, 2014. Non-performing assets to total assets was 0.4% as of December 31, 2015 and December 31, 2014. The allowance for loan losses to total non-performing assets was 153.6% as of December 31, 2015 as compared to 158.2% as of December 31, 2014. Additional detail can be found in Table 12 – Non-Performing Assets and Impaired Loans and the Loans Receivable on Non-Accrual Status table in Note 4 ― Loans and Allowance for Loan Losses. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $2,280,000 at December 31, 2015, $2,477,000 at December 31, 2014 and $1,183,000 at December 31, 2013.

Impaired loans were $13,367,000 at December 31, 2015 and $7,044,000 at December 31, 2014. The largest impaired loan relationship at December 31, 2015 consisted of one performing loan to a student housing holding company in the amount of $4,204,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates that was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The discounted cash flow evaluation at December 31, 2015 resulted in a specific allocation of $309,000. At December 31, 2015, the second largest impaired loan relationship consisted of a performing loan to a developer of a residential sub-division in the amount of $3,217,000, which was secured by commercial real estate. The contract was extended and the loan was modified as a TDR during the fourth quarter of 2015 because the weak real estate market has hindered the process of the development plans and expected sales of building lots have not materialized. The discounted cash flow evaluation at December 31, 2015 resulted in a specific allocation of $0. The third largest impaired loan relationship at December 31, 2015 consisted of a non-performing originated participation loan to a student housing holding company which was secured by commercial real estate. The Corporation’s participation share of the loan was $968,000. The loan was downgraded to substandard and placed on non-accrual status during the third quarter of 2015 due to the borrower’s inability to reach a break-even rental income, related to the borrower’s failure to meet projected occupancy rates. The collateral evaluation of the total participation at December 31, 2015 carried a value of $2,615,000, after considering estimated appraisal adjustments and costs to sell of 17% and considering the total participation outstanding note balance, resulting in a specific allocation of $0. The estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $13,367,000 in impaired loans at December 31, 2015, none were located outside the Corporation’s primary market area.

Loans categorized as TDRs carried an unpaid balance of $11,096,000 as of December 31, 2015 as compared to $4,708,000 as of December 31, 2014. The increase was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio resulting in the identification of additional loans classified as TDRs. Of the twenty-eight restructured loans at December 31, 2015, four loans are classified in the Commercial and Industrial portfolio, twenty-three loans are classified in the Commercial Real Estate portfolio, and one loan is classified in the Consumer portfolio. At December 31, 2015, two Commercial Real Estate loans classified as TDRs with a combined recorded investment of $249,000 were not in compliance with the terms of their restructure, compared to December 31, 2014 when five Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,087,000 were not in compliance with the terms of their restructure. The troubled debt restructurings at December 31, 2015 consisted of four interest rate modifications, eleven term modifications beyond the original stated term, and thirteen payment modifications. As of December 31, 2015, specific allocations of $309,000 were attributable to the TDRs. There were $41,000 and $0 in unfunded commitments on TDRs at December 31, 2015 and 2014, respectively.

The significant increase in TDRs at December 31, 2015 as compared to December 31, 2014 is mainly due to the modification of two large loans as troubled debt restructurings during the year ended December 31, 2015. One loan in the amount of $4,204,000 is to a student housing holding company. A payment modification was completed during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates. One loan in the amount of $3,217,000 is to a developer of a residential sub-division. During the fourth quarter of 2015, a term modification was completed to extend the contract of the loan, because development plans were hindered and expected sales of building lots have not materialized.

During the twelve months ended December 31, 2015, three Commercial Real Estate loans totaling $4,382,000 that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2014 when one Consumer loan totaling $4,000 and four Commercial Real Estate loans totaling $188,000 that were modified as TDRs within the preceding twelve months had experienced payment defaults. The significant increase in defaulted TDRs at December 31, 2015 compared to December 31, 2014 is largely due to one loan in the amount of $4,204,000 to a student housing holding company, which was modified as a TDR in the first quarter of 2015 and experienced its subsequent default during the second quarter of 2015.

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

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2016. Excluding the assets disclosed in Table 12 – Non-Performing Assets and Impaired Loans and the Troubled Debt Restructurings section in Note 4 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2015, 2014, and 2013 management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 12 — Non-Performing Assets and Impaired Loans

(Dollars in thousands)	December 31,
	2015	2014	2013
Non-performing assets
Non-accrual loans	$2,748	$3,974	$3,551
Foreclosed assets held for resale	1,472	55	480
Loans past-due 90 days or more and still accruing interest	166	10	318
Total non-performing assets	$4,386	$4,039	$4,349

Impaired loans
Non-accrual loans	$2,748	$3,974	$3,551
Accruing TDRs	10,619	3,070	2,423
Total impaired loans	13,367	7,044	5,974
Allocated allowance for loan losses	(340)	(119)	(140)
Net investment in impaired loans	$13,027	$6,925	$5,834

Impaired loans with a valuation allowance	$4,640	$1,086	$275
Impaired loans without a valuation allowance	8,727	5,958	5,699
Total impaired loans	$13,367	$7,044	$5,974

Allocated valuation allowance as a percent of impaired loans	2.5%	1.7%	2.3%
Impaired loans to total loans	2.6%	1.4%	1.3%
Non-performing assets to total loans	0.8%	0.8%	1.0%
Non-performing assets to total assets	0.4%	0.4%	0.5%
Allowance for loan losses to impaired loans	50.4%	90.7%	109.1%
Allowance for loan losses to total non-performing assets	153.6%	158.2%	149.9%

Real estate mortgages comprise 82.4% of the loan portfolio as of December 31, 2015, as compared to 85.6% as of December 31, 2014. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Deposits increased by $59,036,000, or 8.9% for the year ending December 31, 2015. This increase compares favorably to a deposit decrease of $28,513,000, or 4.1% in 2014. The increase in deposits in 2015 can be attributed to a significantly higher balance in one large municipal depositor’s account as of December 31, 2015 when compared to December 31, 2014. The shift to core deposits and away from time deposits continued in 2015. Demand deposits and savings accounts increased, while certificates of deposits fell.

The following schedule reflects the remaining maturities of time deposits and other time deposits of $100,000 or more at December 31, 2015.

(Dollars in thousands)	Time	Other Time
	Deposits	Deposits
	>$100,000	>$100,000
Less than or equal to 3 months	$7,797	$ ―
Over 3 months through 6 months	5,413	―
Over 6 months through 12 months	9,665	855
Over 12 months	42,442	―
	$65,317	$855

Total borrowings were $150,771,000 as of December 31, 2015, compared to $138,462,000 on December 31, 2014. During 2015, long-term borrowings increased from $65,339,000 to $70,232,000. In 2014, long-term borrowings increased from $40,429,000 to $65,339,000. The increases in long-term borrowings occurred in order to sustain growth in the Bank’s loan portfolio and to secure financing at low market rates. Long-term borrowings are typically FHLB term borrowings with a maturity of one year or more.

Short-term borrowings were also used to sustain loan growth and to support higher levels of investments at year-end. Short-term debt increased from $73,123,000 in 2014 to $80,539,000 as of December 31, 2015. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset seasonal fluctuations in deposits.

In connection with FHLB borrowings, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

The following table shows information about the Corporation’s short-term borrowings as of December 31, 2015 and 2014.

Table 13 ― Short-Term Borrowings

(Dollars in thousands)	2015
			Maximum
	Month		Month
	End	Average	End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$ ―	$ ―	$ ―	0.00%
Securities sold under agreements to repurchase	20,779	21,221	25,260	0.25%
Federal Discount Window	―	―	―	0.73%
Federal Home Loan Bank	59,760	60,549	76,816	0.35%
	$80,539	$81,770	$102,076	0.32%

(Dollars in thousands)	2014
			Maximum
	Month		Month
	End	Average	End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$ ―	$2	$ ―	0.76%
Securities sold under agreements to repurchase	16,730	16,936	18,908	0.24%
Federal Discount Window	―	5	―	0.75%
Federal Home Loan Bank	56,393	58,514	93,125	0.30%
	$73,123	$75,457	$112,033	0.28%

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on investment securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income (loss), may increase or decrease total equity capital. The total net increase in capital was $2,167,000 in 2015 after an increase of $9,920,000 in 2014. The increase in equity capital in 2015 was due to the retention of $3,137,000 in earnings and the issuance of new shares through the Corporation’s Dividend Reinvestment Program (“DRIP”) amounting to $1,286,000. Accumulated other comprehensive income decreased $2,295,000 in 2015 as a result of market fluctuations in the investment portfolio. The increase in equity capital in 2014 was due to the retention of $4,396,000 in earnings and an increase in accumulated other comprehensive income due to market fluctuations.

The Corporation had 233,112 shares of common stock as of December 31, 2015 and 235,149 shares of common stock as of December 31, 2014, at a cost of $5,756,000 and $5,823,000, respectively as treasury stock, authorized and issued but not outstanding.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 8.43% for 2015, 9.90% for 2014, and 10.12% for 2013. Refer to Performance Ratios on page 22 — Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 14 reflects risk-based capital ratios and the leverage ratio for the Bank. The Bank’s leverage ratio was 8.46% at December 31, 2015 and 8.63% at December 31, 2014.

The Bank has consistently maintained regulatory capital ratios at or above the “well capitalized” standards. To be categorized as “well capitalized”, the Bank must maintain minimum Tier 1 Risk-Based capital, Common Equity Tier 1 Risk Based Capital, Total Risk-Based capital and Tier 1 Leverage ratios of 8.0%, 6.5%, 10.0% and 5.0%, respectively. For additional information on capital ratios, see Note 15 — Regulatory Matters. As Table 14 indicates, the risk-based capital ratios for the Bank decreased over the prior year. The risk-based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk-based capital ratio is credit risk exposure associated with off-balance sheet contracts and commitments.

Table 14 — Capital Ratios

	December 31,
	2015	2014
Risk-Based Capital:
Tier 1 risk-based capital ratio	12.67%	13.92%
Common Equity Tier 1 risk-based capital ratio	12.67%	N/A
Total risk-based capital ratio (Tier 1 and Tier 2)	13.76%	15.07%
Leverage Ratio:
Tier 1 capital to average assets	8.46%	8.63%

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

Finally, the Corporation’s subsidiary bank does have access to funds on a short-term basis from the Federal Discount Window. Also, Fed Funds can be purchased by means of a borrowing line at the Atlantic Community Bankers Bank. The Corporation has indirect access to the capital markets through its membership in the Federal Home Loan Bank. Advances on borrowings, both short-term and long-term, are available to help address any liquidity needs.

Table 15 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2015.

Table 15 — Contractual Obligations

(Dollars in thousands)

	Less than	1 - 3	4 -5	Over
December 31, 2015	1 Year	Years	Years	5 Years	Total

Time deposits	$79,545	$49,918	$52,470	$3,773	$185,706
Securities sold under agreement to repurchase	20,779	―	―	―	20,779
Short-term borrowings	59,760	―	―	―	59,760
Long-term borrowings	5,000	33,000	30,000	2,000	70,000
Operating lease obligations	125	266	169	2,589	3,149
Capital lease obligations	116	116	―	―	232
	$165,325	$83,300	$82,639	$8,362	$339,626

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2015, the Corporation had unfunded outstanding commitments to extend credit of $79,771,000 and outstanding standby letters of credit of $5,167,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 16 — Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 16 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2015. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 16 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2015 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Table 16 — Interest Rate Sensitivity Analysis

(Dollars in thousands)

	December 31, 2015
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total

Assets	$177,263	$412,441	$294,909	$98,876	$983,489

Liabilities/Stockholders’ Equity	218,690	498,228	160,000	106,571	983,489

Interest Rate Sensitivity Gap	$(41,427)	$(85,787)	$134,909	$(7,695)

Cumulative Gap	$(41,427)	$(127,214)	$7,695	―

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

Table 17 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 5.6%, 11.7% and 18.3% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 1.3% and 7.3% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 25 – 50 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years 2015 and 2014, the cost of interest-bearing liabilities averaged 0.68% and 0.64%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 3.83% and 3.97%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At December 31, 2015, the 100 and 200 basis point immediate decreases in rates are estimated to affect tax-adjusted net present value with an increase of 2.0% and a decrease of 1.0%, respectively. Additionally, tax-adjusted net present value is projected to decrease 5.0%, 11.0%, and 17.4% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are below the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Table 17 — Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(18.3)%
+200 bp Shock vs. Stable Rate	(11.7)%
+100 bp Shock vs. Stable Rate	(5.6)%
Flat rate	0.0%
‒100 bp Shock vs. Stable Rate	(1.3)%
‒200 bp Shock vs. Stable Rate	(7.3)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(17.4)%
+200 bp Shock vs. Stable Rate	(11.0)%
+100 bp Shock vs. Stable Rate	(5.0)%
Flat rate	0.0%
‒100 bp Shock vs. Stable Rate	2.0%
‒200 bp Shock vs. Stable Rate	(1.0)%

Table 18 shows the quarterly results of operations for the Corporation for the years ended December 31, 2015 and 2014:

Table 18 — Quarterly Results of Operations (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
2015	March 31	June 30	September 30	December 31
Interest income	$7,909	$7,857	$7,885	$8,060
Interest expense	1,192	1,229	1,254	1,291
Net interest income	6,717	6,628	6,631	6,769
Provision for loan losses	212	213	753	1,099
Non-interest income	1,857	1,993	2,432	1,415
Non-interest expense	5,283	5,396	5,232	5,111
Income before income tax expense	3,079	3,012	3,078	1,974
Income tax expense	630	582	593	166
Net income	$2,449	$2,430	$2,485	$1,808

Basic and diluted earnings per share	$0.44	$0.44	$0.44	$0.32

(Dollars in thousands, except per share data)

	Three Months Ended
2014	March 31	June 30	September 30	December 31
Interest income	$7,633	$7,776	$7,815	$7,795
Interest expense	1,125	1,108	1,080	1,139
Net interest income	6,508	6,668	6,735	6,656
Provision for loan losses	133	200	100	―
Non-interest income	1,715	2,518	1,502	2,167
Non-interest expense	5,252	5,439	5,262	5,255
Income before income tax expense	2,838	3,547	2,875	3,568
Income tax expense	540	791	492	794
Net income	$2,298	$2,756	$2,383	$2,774

Basic and diluted earnings per share	$0.42	$0.50	$0.43	$0.49

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

The Corporation considers two accounting policies to be critical because they involve the most significant judgments and estimates used in preparation of its consolidated financial statements. The two policies are the determination of other-than-temporary impairment of securities and the determination of the allowance for loan losses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

First Keystone Corporation

Berwick, Pennsylvania

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Keystone Corporation and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS AND STOCKHOLDERS OF FIRST KEYSTONE CORPORATION:

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows of First Keystone Corporation and Subsidiary for the year ended December 31, 2013. First Keystone Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Keystone Corporation and Subsidiary as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Williams & Co., LLP

Kingston, Pennsylvania

March 14, 2014

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Cash and due from banks	$7,474	$7,543
Interest-bearing deposits in other banks	1,534	424
Total cash and cash equivalents	9,008	7,967
Time deposits with other banks	1,482	1,482
Investment securities available-for-sale	385,241	347,666
Investment securities held-to-maturity (fair value 2015 - $27; 2014 - $1,060)	26	1,056
Restricted investment in bank stocks	5,742	5,308
Loans	516,610	487,461
Allowance for loan losses	(6,739)	(6,390)
Net loans	509,871	481,071
Premises and equipment, net	20,113	20,871
Accrued interest receivable	4,086	3,313
Cash surrender value of bank owned life insurance	21,900	21,236
Investments in low-income housing partnerships	1,553	1,130
Goodwill	19,133	19,133
Core deposit intangible, net	―	122
Foreclosed assets held for resale	1,472	55
Deferred income taxes	692	―
Other assets	3,170	1,943
TOTAL ASSETS	$983,489	$912,353

LIABILITIES
Deposits:
Non-interest bearing	$107,391	$96,530
Interest bearing	613,207	565,032
Total deposits	720,598	661,562
Short-term borrowings	80,539	73,123
Long-term borrowings	70,232	65,339
Accrued interest payable	382	399
Deferred income taxes	―	211
Other liabilities	3,300	5,448
TOTAL LIABILITIES	875,051	806,082

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2015 and 2014; issued 0 in 2015 and 2014	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2015 and 2014; issued 5,853,317 in 2015 and 5,802,521 in 2014; outstanding 5,620,205 in 2015 and 5,567,372 in 2014	11,707	11,605
Surplus	33,830	32,674
Retained earnings	66,622	63,485
Accumulated other comprehensive income	2,035	4,330
Treasury stock, at cost, 233,112 shares in 2015 and 235,149 shares in 2014	(5,756)	(5,823)

TOTAL STOCKHOLDERS’ EQUITY	108,438	106,271
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$983,489	$912,353

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
INTEREST INCOME
Interest and fees on loans	$21,607	$20,545	$20,471
Interest and dividend income on investment securities:
Taxable	6,464	7,781	6,843
Tax-exempt	3,131	2,366	3,533
Dividends	62	69	61
Dividend income on restricted investment in bank stocks	415	252	35
Interest on interest-bearing deposits in other banks	32	6	18
Total interest income	31,711	31,019	30,961
INTEREST EXPENSE
Interest on deposits	3,159	2,953	3,623
Interest on short-term borrowings	264	215	105
Interest on long-term borrowings	1,543	1,284	1,226
Total interest expense	4,966	4,452	4,954

Net interest income	26,745	26,567	26,007
Provision for loan losses	2,277	433	1,372
Net interest income after provision for loan losses	24,468	26,134	24,635
NON-INTEREST INCOME
Trust department	877	921	841
Service charges and fees	1,773	1,614	1,402
Bank owned life insurance income	664	680	687
ATM fees and debit card income	1,224	1,123	1,000
Gains on sales of mortgage loans	548	284	618
Net investment securities gains	2,131	2,756	2,900
Impairment charges on equity securities	(14)	―	―
Other	494	524	357
Total non-interest income	7,697	7,902	7,805

NON-INTEREST EXPENSE
Salaries and employee benefits	11,012	11,475	10,929
Occupancy, net	1,655	1,677	1,523
Furniture and equipment	602	585	641
Computer expense	827	1,072	1,062
Professional services	609	615	534
Pennsylvania shares tax	712	635	782
FDIC insurance	532	505	422
ATM and debit card fees	600	578	529
Data processing fees	571	300	―
Foreclosed assets held for resale expense	111	80	41
Advertising	476	569	441
FHLB prepayment penalties	―	―	345
Other	3,315	3,117	2,693
Total non-interest expense	21,022	21,208	19,942

Income before income tax expense	11,143	12,828	12,498
Income tax expense	1,971	2,617	2,225
NET INCOME	$9,172	$10,211	$10,273

PER SHARE DATA
Net income per share:
Basic	$1.64	$1.84	$1.87
Diluted	1.64	1.84	1.87
Dividends per share	1.08	1.05	1.04

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013

Net Income	$9,172	$10,211	$10,273

Other comprehensive income (loss):
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $(466), $3,192 and $(5,439), respectively	(898)	6,191	(10,668)

Less reclassification adjustment for net gains included in net income, net of income taxes of $(725), $(949) and $(986), respectively (a) (c)	(1,406)	(1,807)	(1,914)

Less reclassification adjustment for impairment charges on equity securities included in net income, net of income taxes of $5, $0 and $0, respectively (b) (c)	9	―	―

Total other comprehensive income (loss)	(2,295)	4,384	(12,582)

Total Comprehensive Income (Loss)	$6,877	$14,595	$(2,309)

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands, except per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2013	5.717,400	$11,435	$30,725	$54,532	$12,528	$(5,890)	$103,330

Net Income				10,273			10,273
Other comprehensive loss, net of taxes					(12,582)		(12,582)
Issuance of common stock under dividend reinvestment plan and exercise of employee stock options	39,074	78	901			67	1,046
Dividends - $1.04 per share				(5,716)			(5,716)
Balance at December 31, 2013	5,756,474	11,513	31,626	59,089	(54)	(5,823)	96,351

Net Income				10,211			10,211
Other comprehensive income, net of taxes					4,384		4,384
Issuance of common stock under dividend reinvestment plan	46,047	92	1,048				1,140
Dividends - $1.05 per share				(5,815)			(5,815)
Balance at December 31, 2014	5,802,521	11,605	32,674	63,485	4,330	(5,823)	106,271

Net Income				9,172			9,172
Other comprehensive loss, net of taxes					(2,295)		(2,295)
Issuance of common stock under dividend reinvestment plan and exercise of employee stock options	50,796	102	1,156			67	1,325
Dividends - $1.08 per share				(6,035)			(6,035)
Balance at December 31, 2015	5,853,317	$11,707	$33,830	$66,622	$2,035	$(5,756)	$108,438

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
OPERATING ACTIVITIES	2015	2014	2013
Net income	$9,172	$10,211	$10,273
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,277	433	1,372
Depreciation and amortization	1,476	1,626	1,530
Net premium amortization on investment securities	2,930	1,591	1,812
Deferred income tax expense (benefit)	283	46	(260)
Gains on sales of mortgage loans	(515)	(266)	(600)
Gains on sales of mortgage loans held for investment transferred to held for sale	(33)	(18)	(18)
Proceeds from sales of mortgage loans originated for resale	19,791	11,256	26,271
Originations of mortgage loans originated for resale	(18,251)	(12,141)	(24,983)
Gains on sales of investment securities	(2,131)	(2,756)	(2,900)
Impairment charges on equity securities	14	―	―
Losses (gains) on sales of foreclosed real estate held for resale, including write-downs	34	(28)	(70)
(Increase) decrease in accrued interest receivable	(773)	303	444
Earnings on investment in bank owned life insurance	(664)	(680)	(687)
Losses on disposals of premises and equipment	31	30	147
(Increase) decrease in other assets	(1,191)	375	846
(Decrease) increase in accrued interest payable	(17)	7	(2,836)
(Decrease) increase in other liabilities	(2,148)	(2,913)	2,618
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,285	7,076	12,959
INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	111,799	195,847	79,981
Proceeds from maturities and redemptions of investment securities available-for-sale	21,759	37,443	43,944
Purchases of investment securities available-for-sale	(175,427)	(217,140)	(196,281)
Proceeds from maturities and redemptions of investment securities held-to-maturity	1,030	16	1,486
Net increase in time deposits with other banks	―	(1,482)	―
Net change in restricted investment in bank stocks	(434)	(547)	122
Net increase in loans	(34,397)	(41,347)	(16,068)
Proceeds from sales of mortgage loans held for investment transferred to held for sale	940	834	802
Purchases of premises and equipment	(544)	(664)	(3,356)
Purchase of investment in real estate ventures	(590)	―	―
Proceeds from sales of foreclosed assets held for resale	21	715	492
NET CASH USED IN INVESTING ACTIVITIES	(75,843)	(26,325)	(88,878)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	59,036	(28,513)	81,241
Net increase in short-term borrowings	7,416	4,890	13,164
Proceeds from long-term borrowings	5,000	30,000	10,000
Repayment of long-term borrowings	(107)	(5,090)	(14,091)
Common stock issued	1,252	1,121	981
Proceeds from issuance of treasury stock	37	―	43
Dividends paid	(6,035)	(5,815)	(5,716)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	66,599	(3,407)	85,622
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,041	(22,656)	9,703
CASH AND CASH EQUIVALENTS, BEGINNING	7,967	30,623	20,920
CASH AND CASH EQUIVALENTS, ENDING	$9,008	$7,967	$30,623
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,983	$4,445	$5,090
Income taxes paid	2,631	2,324	1,916
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchased securities settling after quarter end	―	2,327	2,946
Loans transferred to foreclosed assets held for resale	1,472	262	434
Loans transferred to held for sale portfolio	730	1,047	1,161
Loans transferred from held for sale portfolio	―	―	(3,478)
Common stock subscription receivable	36	19	22

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

Significant Concentrations of Credit Risk

The majority of the Corporation’s activities involve customers located primarily in Columbia, Luzerne, Montour and Monroe counties in Pennsylvania. The types of securities in which the Corporation invests are presented in Note 3 – Investment Securities. Credit risk as it relates to investment activities is moderated through the monitoring of ratings and geographic concentrations residing in the portfolio and the observance of minimum rating levels in the investment policy. Note 4 – Loans and Allowance for Loan Losses summarizes the types of lending in which the Corporation engages. The inherent risks associated with lending activities are mitigated by adhering to conservative underwriting practices and policies, as well as portfolio diversification and thorough monitoring of the loan portfolio. It is management’s opinion that the investment and loan portfolios were well balanced at December 31, 2015, to the extent necessary to avoid any significant concentrations of credit risk.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Material estimates that are particularly susceptible to significant changes include the determination of other-than-temporary impairment on securities and the determination of the allowance for loan losses.

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2015, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

The cost of debt securities classified as Held-to-Maturity or Available-for-Sale is adjusted for amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion, as well as interest and dividends, are included in interest and dividend income on investment securities. Realized gains and losses are included in net investment securities gains and losses. The cost of investment securities sold, redeemed or matured is based on the specific identification method.

Restricted Investment in Bank Stocks

The Bank owns restricted stock investments in the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Community Bankers Bank (“ACBB”). These investments do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these investments are carried at cost. At December 31, 2015, the Corporation held $5,707,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2014, the Corporation held $5,273,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Management evaluates the restricted investment in bank stocks for impairment on an annual basis. Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the cost of these investments rather than by recognizing temporary declines in value. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted investment in bank stocks; (i) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (ii) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the correspondent bank; and (iv) the liquidity position of the correspondent bank. Based on the analysis of these factors, management determined that no impairment charge was necessary related to the restricted investment in bank stocks during 2015, 2014 or 2013.

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

Delinquent Loans

Generally, a loan is considered to be past-due when scheduled loan payments are in arrears 10 days or more. Delinquent notices are generated automatically when a loan is 10 days past-due. Collection efforts continue on past-due loans that have not been brought current, when it is believed that some chance exists for improvement in the status of the loan. Past-due loans are continually evaluated with the determination for charge-off being made when no reasonable chance remains that the status of the loan can be improved.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheet. As of December 31, 2015 and 2014, the amount of the reserve for unfunded lending commitments was $184,000 and $0, respectively.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Bank entered into agreements to provide post-retirement benefits to two retired employees in the form of life insurance payable to the employee’s beneficiaries upon their death through endorsement split dollar life insurance arrangements. The Bank’s accrued liabilities for this benefit agreement as of December 31, 2015 and 2014 was $43,500 and $60,000, respectively. In 2015, there was a $15,800 reduction in the expense related to the benefit agreement as a result of a correction to the accrual methodology for multiple plan participants. The related expense for this benefit agreement amounted to ($16,500), $3,000 and $2,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Investments in Low-Income Housing Partnerships

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the effective yield method. Under the effective yield method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Bank. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Bank were $230,000 in 2015, $230,000 in 2014, and $266,000 in 2013, and the amortization of the investments in the limited partnerships were $167,000, $159,000 and $191,000 in 2015, 2014 and 2013, respectively. During 2015, the Bank became a limited partner in a real estate venture with an initial investment of $590,000. The project is currently in the construction phase, and is anticipated to be completed and occupied by the third quarter of 2016.

Goodwill and Core Deposit Intangibles

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has evaluated the goodwill included in its consolidated balance sheet at September 30, 2015, and has determined there was no impairment as of that date. In addition, the Corporation did not identify any impairment in 2014 or 2013. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible assets are comprised of core deposit intangibles and premium discount (negative premium) on certificates of deposit acquired. The core deposit intangible was being amortized over the average life of the deposits acquired as determined by an independent third party. Premium discount (negative premium) on acquired certificates of deposit resulted from the valuation of certificate of deposit accounts by an independent third party. The book value of certificates of deposit acquired was greater than their fair value at the date of acquisition which resulted in a negative premium due to higher cost of the certificates of deposit compared to the cost of similar term financing. The core deposit intangible was subject to impairment testing whenever events or changes in circumstances indicate its carrying amount may not reflect its benefit. As of June 30, 2015, the core deposit intangible was fully amortized.

Stock Based Compensation

The Corporation adopted a stock option incentive plan in 1998. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes Option Pricing Model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. The Plan expired in 2008, and therefore, no stock options are available for issuance. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 1,500 exercisable options issued and outstanding as of December 31, 2015.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

(In thousands, except earnings per share)

	Year Ended December 31,
	2015	2014	2013
Net income	$9,172	$10,211	$10,273
Weighted-average common shares outstanding	5,588	5,538	5,481
Basic earnings per share	$1.64	$1.84	$1.87

Weighted-average common shares outstanding	5,588	5,538	5,481
Common stock equivalents due to effect of stock options	2	4	5
Total weighted-average common shares and equivalents	5,590	5,542	5,486
Diluted earnings per share	$1.64	$1.84	$1.87

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Trust Assets and Revenues

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Assets held in Trust were $112,120,000 and $111,513,000 at December 31, 2015 and 2014, respectively. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

Comprehensive Income (Loss)

The Corporation is required to present accumulated other comprehensive income (loss) in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income (loss) is comprised of net unrealized holding gains (losses) on the available-for-sale investment securities portfolio and unrealized losses related to equity securities which have been determined to be other-than temporarily impaired. The Corporation has elected to report these effects on the Consolidated Statements of Comprehensive Income (Loss).

Recent Accounting Standards Updates (“ASU”)

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the year ended December 31, 2015 that were not already adopted by the Corporation in previous periods.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of evaluating the impact of this guidance and anticipates an impact to the consolidated financial statements with regard to the Company’s operating lease agreements.

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

NOTE 2 — RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2015 and 2014, was $1,332,000 and $1,189,000, respectively, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset daily cash management activities and specific charges for services. At December 31, 2015 and 2014, the amount of this balance was $1,525,000 and $414,000, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 3 — INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at December 31, 2015 and 2014:

(Dollars in thousands)

	Available-for-Sale Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015:
U.S. Treasury securities	$1,022	$ ―	$(1)	$1,021
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	113,847	37	(1,410)	112,474
Other	21,554	117	(79)	21,592
Obligations of state and political subdivisions	195,297	5,425	(408)	200,314
Corporate debt securities	49,162	10	(1,339)	47,833
Marketable equity securities	1,194	813	―	2,007
Total	$382,076	$6,402	$(3,237)	$385,241

(Dollars in thousands)

	Held-to-Maturity Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$26	$1	$ ―	$27
Other	―	―	―	―
Total	$26	$1	$ ―	$27

(Dollars in thousands)

	Available-for-Sale Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014:
U.S. Treasury securities	$11,356	$24	$(2)	$11,378
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	112,146	1,055	(487)	112,714
Other	26,246	270	(6)	26,510
Obligations of state and political subdivisions	151,565	6,127	(469)	157,223
Corporate debt securities	38,499	112	(825)	37,786
Marketable equity securities	1,208	867	(20)	2,055
Total	$341,020	$8,455	$(1,809)	$347,666

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

(Dollars in thousands)

	Held-to-Maturity Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains		Losses	Value
December 31, 2014:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$56	$2	$	―	$58
Other	1,000	2		―	1,002
Total	$1,056	$4	$	―	$1,060

Securities Available-for-Sale with an aggregate fair value of $326,872,000 at December 31, 2015 and $222,847,000 at December 31, 2014, and securities Held-to-Maturity with an aggregate book value of $26,000 at December 31, 2015 and $1,056,000 at December 31, 2014, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, debtor in possession funds and FHLB advances of $219,576,000 at December 31, 2015 and $155,895,000 at December 31, 2014.

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
1 year or less	$1,946	$1,977	$ ―	$	―
Over 1 year through 5 years	54,300	54,589	―		―
Over 5 years through 10 years	119,231	119,190	―		―
Over 10 years	91,558	95,004	―		―
Mortgage-backed securities	113,847	112,474	26		27
Marketable equity securities	1,194	2,007	―		―
	$382,076	$385,241	$26		$27

There were no aggregate investments with a single issuer (excluding the U.S. Government and its political subdivisions and agencies) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2015. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt and equity securities during 2015, 2014 and 2013 were $111,799,000, $195,847,000 and $79,981,000, respectively. Gross gains realized on these sales were $2,186,000, $3,354,000 and $3,546,000, respectively. Gross losses on these sales were $55,000, $598,000 and $646,000, respectively. Impairment losses realized on Available-for-Sale equity securities were $14,000, $0 and $0, respectively.

There were no proceeds from sales of investments in Held-to-Maturity debt and equity securities during 2015, 2014 and 2013. Therefore, there were no gains or losses realized during these periods.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. As of June 30, 2015, we recognized other than temporary impairment on one equity security that was trading below cost basis. We have written down the value of the shares based upon market indications. In management’s opinion, the equity securities reflect a more accurate valuation of the shares after the impairment charge. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at December 31, 2015 and 2014.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2015 and 2014:

December 31, 2015

(Dollars in thousands)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury securities	$1,021	$(1)	$ ―	$ ―	$1,021	$(1)
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	86,618	(1,177)	11,234	(233)	97,852	(1,410)
Other	12,962	(79)	―	―	12,962	(79)
Obligations of state and political subdivisions	26,163	(258)	8,105	(150)	34,268	(408)
Corporate debt securities	27,527	(531)	19,433	(808)	46,960	(1,339)
Marketable equity securities	―	―	―	―	―	―
	$154,291	$(2,046)	$38,772	$(1,191)	$193,063	$(3,237)

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 69 securities with a one year or less unrealized loss position or any of their 20 securities with a greater than one year unrealized loss position as of December 31, 2015, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the classes of the loan portfolio summarized by risk rating as of December 31, 2015 and 2014:

(Dollars in thousands)

	Commercial and
	Industrial		Commercial Real Estate
	2015	2014	2015	2014
Grade:
1-6 Pass	$80,730	$64,459	$242,546	$237,404
7 Special Mention	4,194	47	3,890	11,008
8 Substandard	―	21	12,238	5,472
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	―	―	―	―
Net deferred loan fees and costs	150	129	344	38
Total loans	$85,074	$64,656	$259,018	$253,922

	Residential Real Estate
	Including Home Equity		Consumer Loans
	2015	2014	2015	2014
Grade:
1-6 Pass	$163,690	$161,122	$5,764	$5,248
7 Special Mention	1,667	520	26	21
8 Substandard	1,245	1,640	4	9
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	(15)	―	―	(40)
Net deferred loan fees and costs	41	271	96	92
Total loans	$166,628	$163,553	$5,890	$5,330

	Total Loans
	2015	2014
Grade:
1-6 Pass	$492,730	$468,233
7 Special Mention	9,777	11,596
8 Substandard	13,487	7,142
9 Doubtful	―	―
Add (deduct): Unearned discount and	(15)	(40)
Net deferred loan fees and costs	631	530
Total loans	$516,610	$487,461

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $43,817,000 and $2,992,000 at December 31, 2015 and $30,334,000 and $3,235,000 at December 31, 2014. Loans held for sale amounted to $1,929,000 at December 31, 2015 and $2,201,000 at December 31, 2014.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The activity in the allowance for loan losses, by loan class, is summarized below for the years indicated.

(Dollars in thousands)

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
2015
Allowance for Loan Losses:
Beginning balance	$542	$3,176	$1,928		$107		$637	$6,390
Charge-offs	(2)	(1,759)	(210)		(45)		―	(2,016)
Recoveries	22	59	1		6		―	88
Provision	163	2,507	58		28		(479)	2,277
Ending Balance	$725	$3,983	$1,777		$96		$158	$6,739
Ending balance: individually evaluated for impairment	$ ―	$309	$31	$	―	$	―	$340
Ending balance: collectively evaluated for impairment	$725	$3,674	$1,746		$96		$158	$6,399

Loans Receivable:
Ending Balance	$85,074	$259,018	$166,628		$5,890	$	―	$516,610
Ending balance: individually evaluated for impairment	$399	$12,057	$911	$	―	$	―	$13,367
Ending balance: collectively evaluated for impairment	$84,675	$246,961	$165,717		$5,890	$	―	$503,243

(Dollars in thousands)

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
2014
Allowance for Loan Losses:
Beginning balance	$776	$3,320	$1,565		$53		$805	$6,519
Charge-offs	(107)	(328)	(209)		(47)		―	(691)
Recoveries	31	81	14		3		―	129
Provision	(158)	103	558		98		(168)	433
Ending Balance	$542	$3,176	$1,928		$107		$637	$6,390
Ending balance: individually evaluated for impairment	$ ―	$38	$81	$	―	$	―	$119
Ending balance: collectively evaluated for impairment	$542	$3,138	$1,847		$107		$637	$6,271

Loans Receivable:
Ending Balance	$64,656	$253,922	$163,553		$5,330	$	―	$487,461
Ending balance: individually evaluated for impairment	$399	$5,350	$1,291		$4	$	―	$7,044
Ending balance: collectively evaluated for impairment	$64,257	$248,572	$162,262		$5,326	$	―	$480,417

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

(Dollars in thousands)

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
2013
Allowance for Loan Losses:
Beginning balance	$573	$2,837	$1,524		$80		$758	$5,772
Charge-offs	(17)	(290)	(348)		(39)		―	(694)
Recoveries	24	31	5		9		―	69
Provision	196	742	384		3		47	1,372
Ending Balance	$776	$3,320	$1,565		$53		$805	$6,519
Ending balance: individually evaluated for impairment	$ ―	$125	$15	$	―	$	―	$140
Ending balance: collectively evaluated for impairment	$776	$3,195	$1,550		$53		$805	$6,379

Loans Receivable:
Ending Balance	$60,822	$225,405	$154,675		$5,616	$	―	$446,518
Ending balance: individually evaluated for impairment	$21	$5,022	$931	$	―	$	―	$5,974
Ending balance: collectively evaluated for impairment	$60,801	$220,383	$153,744		$5,616	$	―	$440,544

Of the $1,472,000 in foreclosed assets held for resale at December 31, 2015, $256,000 was secured by residential real estate, $50,000 was secured by land, and $1,166,000 was secured by commercial real estate. All foreclosed assets were held as the result of obtaining physical possession. At December 31, 2014, the $55,000 in foreclosed assets held for resale was secured entirely by commercial real estate, and there were no residential real estate properties held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $221,000 at December 31, 2015 and $118,000 at December 31, 2014. These balances were not included in foreclosed assets held for resale at December 31, 2015 and 2014.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding balance of TDRs as of December 31, 2015 and December 31, 2014 was $11,096,000 and $4,708,000, respectively. The increase in TDRs was attributable to deterioration in the respective borrowers’ financial position. As of December 31, 2015 and 2014, there were $41,000 and $0, respectively in unfunded commitments on TDRs.

The significant increase in TDRs at December 31, 2015 as compared to December 31, 2014 is mainly due to the modification of two large loans as troubled debt restructurings during the year ended December 31, 2015. One loan in the amount of $4,204,000 is to a student housing holding company. The loan was modified as a TDR during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates. One loan in the amount of $3,217,000 is to a developer of a residential sub-division. The loan was modified as a TDR during the fourth quarter of 2015 because development plans were hindered and expected sales of building lots have not materialized.

For the year ended December 31, 2015, eight loans with a combined post modification balance of $8,767,000 were classified as TDRs, as compared to the years ended December 31, 2014 and 2013 when fourteen loans with a combined post modification balance of $1,880,000 and thirteen loans with a combined post modification balance of $4,382,000, respectively, were classified as TDRs. The loan modifications for the year ended December 31, 2015 consisted of five term modifications beyond the original stated term and three payment modifications. The loan modifications for the year ended December 31, 2014 consisted of one interest rate modification, four term modifications beyond the original stated term, and nine payment modifications.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents the unpaid balance of TDRs at the dates indicated:

(Dollars in thousands)

	December 31,	December 31,
	2015	2014
Non-accrual TDRs	$477	$1,638
Accruing TDRs	10,619	3,070
Total	$11,096	$4,708

At December 31, 2015, two Commercial Real Estate loans classified as TDRs with a combined recorded investment of $249,000 were not in compliance with the terms of their restructure, compared to December 31, 2014 when five Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,087,000 were not in compliance with the terms of their restructure.

During the twelve months ended December 31, 2015, four Commercial Real Estate loans totaling $4,382,000 that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same periods in 2014 and 2013 when one Consumer loan totaling $4,000 and four Commercial Real Estate loans totaling $188,000 that were modified as TDRs within the twelve months preceding December 31, 2014 and two Commercial Real Estate loans totaling $563,000 that were modified as TDRs within the twelve months preceding December 31, 2013 had experienced payment defaults. The significant increase in defaulted TDRs at December 31, 2015 compared to December 31, 2014 is largely due to one loan in the amount of $4,204,000 to a student housing holding company, which was modified as a TDR in the first quarter of 2015 and experienced its subsequent default during the second quarter of 2015.

The following table presents information regarding the loan modifications categorized as TDRs during the years ended December 31, 2015 and December 31, 2014:

(Dollars in thousands)

	Year Ended December 31, 2015
		Pre-Modification	Post-Modification	Year-End
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$23	$23	$20
Commercial Real Estate	7	8,612	8,744	8,727
Consumer	―	―	―	―
Total	8	$8,635	$8,767	$8,747

(Dollars in thousands)

	Year Ended December 31, 2014
		Pre-Modification	Post-Modification	Year-End
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	3	$397	$397	$394
Commercial Real Estate	10	1,389	1,476	1,066
Consumer	1	7	7	4
Total	14	$1,793	$1,880	$1,464

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the years ended December 31, 2015, 2014, and 2013 with the total number of each type of modification performed.

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	1	―	1	―	―	3	3
Commercial Real Estate	―	4	3	7	1	4	5	10
Consumer	―	―	―	―	―	―	1	1
Total	―	5	3	8	1	4	9	14

	Year Ended December 31, 2013
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	―	―	―	―
Commercial Real Estate	4	2	7	13
Consumer	―	―	―	―
Total	4	2	7	13

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended December 31, 2015 and 2014.

(Dollars in thousands)

	December 31, 2015				December 31, 2014
		Unpaid				Unpaid
	Recorded	Principal	Related		Recorded	Principal	Related
	Investment	Balance	Allowance		Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$399	$399	$	―	$399	$545	$	―
Commercial Real Estate	7,853	9,524		―	4,828	5,278		―
Residential Real Estate	475	657		―	727	892		―
Consumer	―	―		―	4	4		―

With an allowance recorded:
Commercial and Industrial	―	―		―	―	―		―
Commercial Real Estate	4,204	4,204		309	522	522		38
Residential Real Estate	436	436		31	564	569		81
Consumer	―	―		―	―	―		―
Total	$13,367	$15,220		$340	$7,044	$7,810		$119

Total consists of:
Commercial and Industrial	$399	$399	$	―	$399	$545	$	―
Commercial Real Estate	$12,057	$13,728		$309	$5,350	$5,800		$38
Residential Real Estate	$911	$1,093		$31	$1,291	$1,461		$81
Consumer	$ ―	$ ―	$	―	$4	$4	$	―

At December 31, 2015 and 2014, $11,096,000 and $4,708,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $309,000 and $27,000, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the years ended December 31, 2015, 2014 and 2013.

(Dollars in thousands)

	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$404	$16	$228	$8	$28	$	―
Commercial Real Estate	5,971	280	4,409	107	3,950		128
Residential Real Estate	421	3	650	2	754		4
Consumer	2	―	5	1	―		―

With an allowance recorded:
Commercial and Industrial	―	―	―	―	―		―
Commercial Real Estate	3,377	267	292	21	189		1
Residential Real Estate	443	―	313	4	66		―
Consumer	―	―	―	―	―		―
Total	$10,618	$566	$5,897	$143	$4,987		$133

Total consists of:
Commercial and Industrial	$404	$16	$228	$8	$28	$	―
Commercial Real Estate	$9,348	$547	$4,701	$128	$4,139		$129
Residential Real Estate	$864	$3	$963	$6	$820		$4
Consumer	$2	$ ―	$5	$1	$ ―	$	―

Of the $566,000, $143,000 and $133,000 in interest income recognized on impaired loans for the years ended December 31, 2015, 2014 and 2013, respectively, $53,000, $20,000 and $24,000 was recognized with respect to non-accrual loans.

Loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing, as of December 31, 2015 and 2014 were as follows:

(Dollars in thousands)

	December 31,	December 31,
	2015	2014
Commercial and Industrial	$ ―	$5
Commercial real estate	1,837	2,678
Residential real estate	911	1,291
Total non-accrual loans	2,748	3,974
Foreclosed assets held for resale	1,472	55
Loans past-due 90 days or more and still accruing	166	10
Total non-performing assets	$4,386	$4,039

If interest on non-accrual loans had been accrued at original contract rates, interest income would have increased by $230,000 in 2015, $207,000 in 2014, and $194,000 in 2013.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following tables present the classes of the loan portfolio summarized by the past-due status at December 31, 2015 and 2014:

(Dollars in thousands)

							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2015:
Commercial and Industrial	$34	$ ―	$ ―	$34	$85,040	$85,074	$ ―
Commercial Real Estate	316	3	1,484	1,803	257,215	259,018	―
Residential Real Estate	1,288	491	1,049	2,828	163,800	166,628	166
Consumer	20	―	―	20	5,870	5,890	―
Total	$1,658	$494	$2,533	$4,685	$511,925	$516,610	$166

(Dollars in thousands)

							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2014:
Commercial and Industrial	$72	$28	$5	$105	$64,551	$64,656	$ ―
Commercial Real Estate	1,657	613	2,375	4,645	249,277	253,922	―
Residential Real Estate	1,998	224	1,220	3,442	160,111	163,553	10
Consumer	27	8	―	35	5,295	5,330	―
Total	$3,754	$873	$3,600	$8,227	$479,234	$487,461	$10

At December 31, 2015, the only commitment to lend additional funds with respect to impaired loans was an outstanding irrevocable letter of credit in the amount of $2,185,000 associated with a loan to a developer of a residential sub-division that was classified as a TDR. At December 31, 2014, there were no commitments to lend additional funds with respect to impaired loans.

NOTE 5 — MORTGAGE SERVICING RIGHTS

The mortgage loans sold and serviced for others are not included in the Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $98,619,000 and $92,175,000 at December 31, 2015 and 2014, respectively. The balances of amortized capitalized mortgage servicing rights, included in other assets at December 31, 2015 and 2014, were $493,000 and $481,000, respectively.

The following summarizes mortgage servicing rights capitalized and amortized for the years 2015, 2014 and 2013:

(Dollars in thousands)

	2015	2014	2013
Balance, January 1	$481	$521	$478
Servicing asset additions	144	83	193
Amortization	(132)	(123)	(150)
Balance, December 31	$493	$481	$521

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 6 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2015 and 2014 is as follows:

(Dollars in thousands)

	Estimated Useful
	Life (in years)	2015	2014
Land	N/A	$3,180	$3,180
Buildings	5-40	19,288	19,062
Leasehold improvements	3-20	289	286
Equipment	3-25	8,106	7,938
		30,863	30,466
Less: Accumulated depreciation		10,750	9,595
Total		$20,113	$20,871

Depreciation amounted to $1,271,000 for 2015, $1,279,000 for 2014 and $1,151,000 for 2013.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017. Please refer to Note 13 ― Commitments and Contingencies. Included in buildings above is the bank building held under a capital lease with a cost of $948,000 at December 31, 2015 and 2014, and accumulated amortization of $857,000 and $810,000 at December 31, 2015 and 2014, respectively. Amortization of the bank building held under the capital lease was $47,000 for the year ended December 31, 2015, $48,000 for the year ended December 31, 2014 and $47,000 for the year ended December 31, 2013.

NOTE 7 — CORE DEPOSIT INTANGIBLES

Core deposit intangibles were comprised of the following at December 31, 2015 and 2014:

(Dollars in thousands)

	Gross		Accumulated
	Carrying Amount		Amortization
	2015	2014	2015	2014

Core deposit intangibles	$2,218	$2,218	$2,218	$2,096

Amortization expense of the core deposit intangibles was $122,000, $273,000 and $273,000 for each the years ended December 31, 2015, 2014 and 2013, respectively.

Estimated amortization for the year ending December 31, 2016 is $0.

NOTE 8 — DEPOSITS

Major classifications of deposits at December 31, 2015 and 2014 consisted of:

(Dollars in thousands)

	2015	2014
Non-interest bearing demand	$107,391	$96,530
Interest bearing demand	247,610	185,511
Savings	179,891	177,865
Time certificates of deposits less than $250,000	167,365	184,188
Time certificates of deposits $250,000 or greater	17,197	16,323
Other time	1,144	1,145
Total deposits	$720,598	$661,562

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following is a schedule reflecting classification and remaining maturities of time deposits at December 31, 2015:

(Dollars in thousands)

Year Ending
2016	$79,545
2017	33,757
2018	16,161
2019	32,208
2020	20,262
Thereafter	3,773
$185,706

At December 31, 2015, the largest two depositors had aggregate deposits of approximately $145,853,000 as follows:

School district	$112,214,000
School district	33,639,000
Total	$145,853,000

NOTE 9 — SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and Federal Home Loan Bank (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted-average interest rates at and for the years ended December 31, 2015 and 2014 are as follows:

(Dollars in thousands)

	2015			2014
			Average			Average
	Amount		Rate	Amount		Rate
Federal funds purchased	$	―	0.00%	$	―	0.76%
Securities sold under agreements to repurchase		20,779	0.25%		16,730	0.24%
Federal Discount Window		―	0.73%		―	0.75%
Federal Home Loan Bank		59,760	0.35%		56,393	0.30%
		$80,539	0.32%		$73,123	0.28%

At December 31, 2015, the maximum borrowing capacity of federal funds purchased and the Federal Discount Window was $10,000,000 and $4,649,000, respectively. Please refer to Note 10 ― Long-Term Borrowings for the Corporation’s maximum borrowing capacity at FHLB.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2015 and 2014.

(Dollars in thousands)

			Gross	Net Amounts
			Amounts	of Liabilities
			Offset	Presented
	Gross		in the	in the
	Amounts of		Consolidated	Consolidated		Cash
	Recognized		Balance	Balance	Financial	Collateral	Net
	Liabilities		Sheet	Sheet	Instruments	Pledge	Amount
December 31, 2015
Repurchase agreements (a)	$20,779	$	―	$20,779	$(20,779)	$ ―	$	―

December 31, 2014
Repurchase agreements (a)	$16,730	$	―	$16,730	$(16,730)	$ ―	$	―

(a) As of December 31, 2015 and 2014, the fair value of securities pledged in connection with repurchase agreements was $27,510,000 and $26,094,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of December 31, 2015.

(Dollars in thousands)

	Remaining Contractual Maturity of the Agreements
	Overnight					Greater
	and	Up to		30 -90		than
	Continuous	30 days		Days		90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$20,779	$	―	$	―	$ ―	$20,779
Total	$20,779	$	―	$	―	$ ―	$20,779

NOTE 10 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB and a capital lease assumed as a result of the acquisition of Pocono Community Bank. The long-term capital lease balance was $232,000 and $339,000 as of December 31, 2015 and 2014. Long-term capital lease scheduled maturities as of December 31, 2015 are: $116,000 in 2016 and $116,000 in 2017.

Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The qualifying assets are real estate mortgages and certain investment securities.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

A schedule of long-term borrowings by maturity as of December 31, 2015 and 2014 follows:

(Dollars in thousands)

	2015	2014
Due 2016, 2.69%	$5,000	$5,000
Due 2017, 1.07%	10,000	10,000
Due 2018, 1.27% to 4.86%	23,000	23,000
Due 2019, 1.79% to 2.11%	20,000	20,000
Due 2020, 1.62% to 1.95%	10,000	5,000
Due 2028, 5.14%	2,000	2,000
	$70,000	$65,000

The Corporation’s long-term borrowings consist of one adjustable rate convertible note, with a balance of $10,000,000, which has an 8.00% strike rate and a 3 month LIBOR index, and the remaining notes are at fixed interest rates. At December 31, 2015, the Corporation’s maximum borrowing capacity at FHLB, which takes into account FHLB long-term notes and FHLB short-term borrowings, was $270,265,000.

NOTE 11 — INCOME TAXES

The current and deferred components of the income tax expense consisted of the following:

(Dollars in thousands)

	2015	2014	2013
Federal
Current	$1,688	$2,571	$2,485
Deferred	283	46	(260)
Income tax expense	$1,971	$2,617	$2,225

The following is a reconciliation between the income tax expense and the amount of income taxes which would have been provided at the statutory rate of 34%:

(Dollars in thousands)

	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$3,789	34.0%	$4,362	34.0%	$4,249	34.0%
Tax-exempt income	(1,374)	(12.3)	(1,162)	(9.1)	(1,563)	(12.5)
Low-income housing credits	(230)	(2.1)	(230)	(1.8)	(266)	(2.1)
Bank owned life insurance income	(226)	(2.0)	(231)	(1.8)	(234)	(1.9)
Other	12	0.1	(122)	(0.9)	39	0.3
Income tax expense and rate	$1,971	17.7%	$2,617	20.4%	$2,225	17.8%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The components of the net deferred tax asset (liability) at December 31, 2015 and 2014 are as follows:

(Dollars in thousands)

	2015	2014
Deferred Tax Assets:
Allowance for loan losses	$2,291	$2,173
Provision for unfunded commitments	63	―
Deferred compensation	519	528
Contributions	32	29
Non-accrual interest	34	43
Leases	227	282
Limited partnership investments	71	66
Alternative minimum tax credits	6	279
Tax credits from limited partnerships	―	7
Impairment loss on investment securities	6	―
Capital and net operating loss carry forwards	35	143
Total	3,284	3,550
Deferred Tax Liabilities:
Net unrealized investment securities gains	1,130	2,316
Loan fees and costs	215	180
Accumulated depreciation	814	828
Accretion	72	65
Mortgage servicing rights	49	44
Intangibles	312	328
Total	2,592	3,761
Net Deferred Tax Asset (Liability)	$692	$(211)

A valuation allowance for deferred tax assets was recorded at December 31, 2015 and 2014 in the amount of $20,000. The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2015 and 2014, the Corporation had state net operating loss carryforwards of $538,000 and $459,000, respectively, which are available to offset future state taxable income, and expire at various dates through 2035. At December 31, 2015 and 2014, the Corporation had no valuation allowance established against its low-income housing tax credit carryforward or alternative minimum tax credit carryforward, as management believes the Corporation will generate sufficient future taxable income to fully utilize these deferred tax assets. The low-income housing credit carryforward will expire between 2017 and 2022, and the alternative minimum tax credit carryforward has no expiration.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2015.

The Corporation did not have any uncertain tax positions at December 31, 2015 and 2014.

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2012.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 12 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees.  Effective January 1, 2014, the plan became a Safe Harbor Plan.  Under the savings feature, the Corporation makes safe harbor matching contributions of 100% of the first 3% of compensation an employee contributes to the Plan and 50% of the next 2% of compensation an employee contributes to the Plan.  In 2015, the safe harbor matching contributions amounted to $281,000.  In 2014 and 2013, under the previous savings feature, the Corporation matched 100% of the employee contributions up to 3% of compensation which amounted to $280,000 and $206,000 respectively.  Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $297,000, $431,000 and $558,000 in 2015, 2014 and 2013, respectively.

The Bank also has non-qualified deferred compensation agreements with three of its officers and four retired officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank’s accrued liability for these deferred compensation agreements, reported in other liabilities on the consolidated balance sheets, as of December 31, 2015 and 2014, was $1,483,000 and $1,494,000, respectively. The related expense for these agreements, reported in salaries and employee benefits on the consolidated statements of income, amounted to $82,000, $137,000 and $154,000 in 2015, 2014 and 2013, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Corporation’s banking subsidiary currently leases three branch banking facilities and one parcel of land under operating leases. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $153,000, $122,000 and $142,000, respectively. Minimum rental payments required under these operating leases are: 2016 - $125,000, 2017 - $132,000, 2018 - $134,000, 2019 - $110,000, and 2020 - $59,000, and thereafter $2,589,000.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017. This lease has an operating lease commitment and a capital lease component. Minimum future rental payments as of December 31, 2015 under this non-cancelable operating lease component for land are due as follows and are not included in the amounts of operating lease payments above, 2016 - $48,000 and 2017 - $43,000.

Minimum future lease payments under the capital lease component for the bank building as of December 31, 2015 for each of the next two years are:

Year Ending December 31
2016	132,000
2017	120,000

Total minimum lease payments	252,000
Less amounts representing interest	20,000
Present value of net minimum lease payments	$232,000

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 14 — RELATED PARTY TRANSACTIONS

Certain directors and executive officers of First Keystone Corporation and its subsidiary and companies in which they are principal owners (i.e., at least 10% ownership) were indebted to the Corporation at December 31, 2015 and 2014. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans, comprised of directors and executive officers and their related companies consists of the following:

(Dollars in thousands)

	2015	2014
Balance at January 1	$3,658	$3,389
Additions	2,096	2,700
Deductions	(2,076)	(2,431)
Balance at December 31	$3,678	$3,658

The above loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2015 and 2014, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $4,993,000 and $2,921,000 respectively, on the above loans.

Deposits from certain officers and directors and/or their related companies held by the Bank amounted to $10,415,000 and $9,899,000 at December 31, 2015 and 2014, respectively.

NOTE 15 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2015, $6,071,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2015 and 2014, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

On July 2, 2013, the Board of Governors of the Federal Reserve System finalized its rule implementing the Basel III regulatory capital framework, which the FDIC adopted on July 9, 2013. Under the rule, minimum requirements increased both the quantity and quality of capital held by banking organizations. Consistent with the Basel III framework, the rule included a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent, and a common equity Tier 1 conservation buffer of 2.5 percent of risk-weighted assets, that applies to all supervised financial institutions, which is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent, and includes a minimum leverage ratio of 4 percent for all banking organizations.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital, Tier I Capital and Common Equity Tier 1 Capital (as defined in the regulations) to Risk Weighted Assets (as defined), and of Tier I Capital (as defined) to Average Assets (as defined).

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum Total Risk-Based, Tier I Risk-Based, Common Equity Tier 1 Risk-Based and Tier I Leverage Ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital
(to Risk-Weighted Assets)	$87,605	13.76%	$50,951	8.00%	$63,689	10.00%
Tier I Capital
(to Risk-Weighted Assets)	$80,682	12.67%	$38,213	6.00%	$50,951	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Asserts)	$80,682	12.67%	$28,660	4.50%	$41,398	6.50%
Tier I Capital
(to Average Assets)	$80,682	8.46%	$38,123	4.00%	$47,665	5.00%

(Dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital
(to Risk-Weighted Assets)	$83,813	15.07%	$44,490	8.00%	$55,612	10.00%
Tier I Capital
(to Risk-Weighted Assets)	$77,423	13.92%	$22,245	4.00%	$33,367	6.00%
Tier I Capital
(to Average Assets)	$77,423	8.63%	$35,897	4.00%	$44,871	5.00%

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.

The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2015 and 2014 were as follows:

(Dollars in thousands)

	2015	2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$79,771	$84,983
Financial standby letters of credit	$475	$471
Performance standby letters of credit	$4,692	$5,851

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

Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were 50,796 in 2015, 46,047 in 2014 and 39,074 in 2013. Remaining shares authorized in the plan were 115,054 as of December 31, 2015.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Shares of First Keystone common stock are purchased for the plan either in the open market by an independent broker on behalf of the plan, directly from First Keystone as original issue shares, or through negotiated transactions. A combination of the previous methods could also occur.

NOTE 18 — STOCK COMPENSATION PLAN

On February 10, 1998, the Board of Directors adopted the 1998 Employee Stock Option Plan and initially reserved 100,000 shares of common stock for issuance under the plan for certain employees of the Bank. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 1,500 exercisable options issued and outstanding. Under the Plan, options are granted at fair market value and the time period during which any option granted may be exercised may not commence before six months or continue beyond the expiration of ten years after the option is awarded. Upon exercise of the stock options, shares of the Corporation’s stock are issued from Treasury Stock. The Plan expired in 2008, and therefore, no stock options are available for issuance.

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

Information about stock options outstanding at December 31, 2015, 2014 and 2013, is summarized as follows:

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance at January 1	4,323	$18.28	4,823	$18.12	11,904	$19.90
Exercised	(2,037)	18.37	―	―	(2,034)	21.11
Forfeited/Expired	(786)	20.95	(500)	16.75	(5,047)	21.11
Balance at December 31	1,500	$16.75	4,323	$18.28	4,823	$18.12

Exercisable at December 31	1,500	$16.75	4,323	$18.28	4,823	$18.12

Under the terms of the Plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2006.

The exercise price of options outstanding and exercisable as of December 31, 2015 is $16.75 per share. The weighted average remaining contracted life is approximately 2.00 years.

The 1,500 options outstanding and exercisable as December 31, 2015 have an intrinsic value, which is the amount that the value of the underlying stock exceeds the exercise price of the options, of $13,000. The total intrinsic value of the options exercised during the years ended December 31, 2015, 2014 and 2013 was $16,000, $0 and $10,000, respectively. Cash received from stock options exercised for the years ended December 31, 2015, 2014 and 2013 was $37,000, $0 and $43,000, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table summarizes information concerning the 1998 Employee Stock Option Plan at December 31, 2015.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Year	Outstanding*	Contractual Life	Price	Exercisable	Price

2007	1,500	2.00	$16.75	1,500	$16.75

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

Financial Assets Measured at Fair Value on a Recurring Basis

At December 31, 2015 and 2014, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

December 31, 2015	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$1,021	$	―	$1,021
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed		―	112,474		―	112,474
Other		―	21,592		―	21,592
Obligations of state and political subdivisions		―	200,314		―	200,314
Corporate debt securities		―	47,833		―	47,833
Marketable equity securities		2,007	―		―	2,007
Total		$2,007	$383,234	$	―	$385,241

(Dollars in thousands)

December 31, 2014	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$11,378	$	―	$11,378
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed		―	112,714		―	112,714
Other		―	26,510		―	26,510
Obligations of state and political subdivisions		―	157,223		―	157,223
Corporate debt securities		―	37,786		―	37,786
Marketable equity securities		2,055	―		―	2,055
Total		$2,055	$345,611	$	―	$347,666

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for investments. There were no transfers between Level 1 and Level 2 during 2015 and 2014.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2015 and 2014, impaired loans measured at fair value on a nonrecurring basis that are collateral dependent and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1		Level 2		Level 3		Total
Assets at December 31, 2015
Impaired loans:
Commercial and Industrial	$	―	$	―	$	―	$	―
Commercial Real Estate		―		―		1,665		1,665
Residential Real Estate		―		―		631		631
Total impaired loans	$	―	$	―		$2,296		$2,296

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at December 31, 2014
Impaired loans:
Commercial and Industrial	$	―	$	―	$3	$3
Commercial Real Estate		―		―	2,073	2,073
Residential Real Estate		―		―	856	856
Total impaired loans	$	―	$	―	$2,932	$2,932

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2015, there were no nonfinancial assets measured at fair value on a nonrecurring basis. At December 31, 2014, foreclosed assets held for resale measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis that are collateral dependent and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
December 31, 2015	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans	$2,296	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (63%)	(29%)
Foreclosed assets held for sale	$ ―	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (0%)	(0%)

December 31, 2014
Impaired loans	$2,932	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (63%)	(37%)
Foreclosed assets held for sale	$55	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(33%) – (46%)	(37%)

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)

	Carrying	Fair Value Measurements at December 31, 2015
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$7,474	$7,474	$	―	$	―	$7,474
Interest-bearing deposits in other banks	1,534	―		1,534		―	1,534
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	385,241	2,007		383,234		―	385,241
Investment securities held-to-maturity	26	―		27		―	27
Restricted investment in bank stocks	5,742	―		5,742		―	5,742
Net loans	509,871	―		―		498,671	498,671
Mortgage servicing rights	493	―		―		493	493
Accrued interest receivable	4,086	―		4,086		―	4,086

FINANCIAL LIABILITIES:
Deposits	720,598	―		720,341		―	720,341
Short-term borrowings	80,539	―		80,539		―	80,539
Long-term borrowings	70,232	―		71,302		―	71,302
Accrued interest payable	382	―		382		―	382

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

(Dollars in thousands)

	Carrying	Fair Value Measurements at December 31, 2014
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$7,543	$7,543	$	―	$	―	$7,543
Interest-bearing deposits in other banks	424	―		424		―	424
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	347,666	2,055		345,611		―	347,666
Investment securities held-to-maturity	1,056	―		1,060		―	1,060
Restricted investment in bank stocks	5,308	―		5,308		―	5,308
Net loans	481,071	―		―		472,687	472,687
Mortgage servicing rights	481	―		―		481	481
Accrued interest receivable	3,313	―		3,313		―	3,313

FINANCIAL LIABILITIES:
Deposits	661,562	―		661,819		―	661,819
Short-term borrowings	73,123	―		73,123		―	73,123
Long-term borrowings	65,339	―		66,747		―	66,747
Accrued interest payable	399	―		399		―	399

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2015 and December 31, 2014:

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

Mortgage Servicing Rights

Servicing rights are carried at cost. The carrying amount approximates fair value.

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at December 31, 2015 and 2014.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 20 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2015	2014
ASSETS
Cash	$5,548	$4,214
Investment in banking subsidiary	101,368	100,552
Investment securities available-for-sale	2,007	2,055
Prepaid expenses and other assets	752	49
TOTAL ASSETS	$109,675	$106,870

LIABILITIES
Advances from banking subsidiary	$1,235	$218
Accrued expenses and other liabilities	2	381
TOTAL LIABILITIES	1,237	599

STOCKHOLDERS’ EQUITY
Common stock	11,707	11,605
Surplus	33,830	32,674
Retained earnings	66,622	63,485
Accumulated other comprehensive income	2,035	4,330
Treasury stock, at cost	(5,756)	(5,823)
TOTAL STOCKHOLDERS’ EQUITY	108,438	106,271

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,675	$106,870

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
INCOME
Dividends from subsidiary bank	$6,102	$7,041	$10,416
Net investment securities gains	―	187	―
Other income	79	76	64
TOTAL INCOME	6,181	7,304	10,480

OPERATING EXPENSES	133	136	162
	6,048	7,168	10,318
INCOME TAX (BENEFIT) EXPENSE	(33)	43	(61)
	6,081	7,125	10,379
EQUITY IN (EXCESS OF) UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY	3,091	3,086	(106)

NET INCOME	$9,172	$10,211	$10,273

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Net Income	$9,172	$10,211	$10,273

Other comprehensive income (loss):
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $(19), $13 and $226, respectively	(29)	19	332

Less reclassification adjustment for net gains included in net income, net of income taxes of $0, $(76) and $0, respectively	―	(111)	―

Less reclassification adjustment for impairment charges on equity securities included in net income, net of income taxes of $5, $0 and $0, respectively	9	―	―

Equity in other comprehensive income (loss) of banking subsidiary	(2,275)	4,476	(12,914)

Total other comprehensive income (loss)	(2,295)	4,384	(12,582)
Total Comprehensive Income (Loss)	$6,877	$14,595	$(2,309)

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$9,172	$10,211	$10,273
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of investment securities	―	(187)	―
Impairment charges on equity securities	14	―	―
Deferred income tax expense	63	41	―
(Equity in) excess of undistributed earnings of banking subsidiary	(3,091)	(3,086)	106
(Increase) decrease in prepaid/accrued expenses and other assets/liabilities	(1,095)	327	325
Increase (decrease) in advances from banking subsidiary	1,017	(1,318)	(8,355)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,080	5,988	2,349

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	―	512	―
NET CASH PROVIDED BY INVESTING ACTIVITIES	―	512	―

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,252	1,121	981
Proceeds from issuance of treasury stock	37	―	43
Dividends paid	(6,035)	(5,815)	(5,716)
NET CASH USED IN FINANCING ACTIVITIES	(4,746)	(4,694)	(4,692)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,334	1,806	(2,343)
CASH AND CASH EQUIVALENTS, BEGINNING	4,214	2,408	4,751
CASH AND CASH EQUIVALENTS, ENDING	$5,548	$4,214	$2,408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

First Keystone Corporation

Berwick, Pennsylvania

We have audited First Keystone Corporation and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows of First Keystone Corporation and Subsidiary as of and for the years ended December 31, 2015 and 2014, and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
March 14, 2016

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

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2015.

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

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015. This report can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	1,500	$16.75	―

Equity compensation plans not approved by shareholders	―	―	―

Total	1,500	$16.75	―

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Date: March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 14, 2016
John E. Arndt, Secretary/Director	Date

/s/ J. Gerald Bazewicz	March 14, 2016
J. Gerald Bazewicz, Vice Chairman/Director	Date

/s/ Don E. Bower	March 14, 2016
Don E. Bower, Director	Date

/s/ Robert A. Bull	March 14, 2016
Robert A. Bull, Director	Date

/s/ Robert E. Bull	March 14, 2016
Robert E. Bull, Chairman/Director	Date

/s/ Joseph B. Conahan, Jr.	March 14, 2016
Joseph B. Conahan, Jr., Director	Date

/s/ Jerome F. Fabian	March 14, 2016
Jerome F. Fabian, Director	Date

/s/ John G. Gerlach	March 14, 2016
John G. Gerlach, Director	Date

/s/ Matthew P. Prosseda	March 14, 2016
Matthew P. Prosseda, President/	Date
Chief Executive Officer/Director

/s/ Diane C.A. Rosler	March 14, 2016
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 14, 2016
David R. Saracino, Director	Date

