Form 10-Q
period 2016-03-31
FIRST KEYSTONE CORP
filed 2016-05-10
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Common Stock, $2 Par Value, 5,632,689 shares as of May 5, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$7,830	$7,474
Interest-bearing deposits in other banks	499	1,534
Total cash and cash equivalents	8,329	9,008
Time deposits with other banks	1,482	1,482
Investment securities available-for-sale	381,391	385,241
Investment securities held-to-maturity (fair value 2016- $24; 2015 - $27)	23	26
Restricted investment in bank stocks	5,420	5,742
Loans	519,860	516,610
Allowance for loan losses	(7,012)	(6,739)
Net loans	512,848	509,871
Premises and equipment, net	19,827	20,113
Accrued interest receivable	3,954	4,086
Cash surrender value of bank owned life insurance	22,064	21,900
Investments in low-income housing partnerships	1,509	1,553
Goodwill	19,133	19,133
Foreclosed assets held for resale	1,303	1,472
Deferred income taxes	―	692
Other assets	3,543	3,170
TOTAL ASSETS	$980,826	$983,489
LIABILITIES
Deposits:
Non-interest bearing	$116,349	$107,391
Interest bearing	609,550	613,207
Total deposits	725,899	720,598
Short-term borrowings	65,749	80,539
Long-term borrowings	70,204	70,232
Accrued interest payable	434	382
Deferred income taxes	1,448	―
Other liabilities	3,511	3,300
TOTAL LIABILITIES	867,245	875,051
STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2016 and 2015; issued 0 in 2016 and 2015	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2016 and 2015; issued 5,865,801 in 2016 and 5,853,317 in 2015; outstanding 5,632,689 in 2016 and 5,620,205 in 2015	11,732	11,707
Surplus	34,127	33,830
Retained earnings	67,281	66,622
Accumulated other comprehensive income	6,197	2,035
Treasury stock, at cost, 233,112 shares in 2016 and 2015	(5,756)	(5,756)
TOTAL STOCKHOLDERS’ EQUITY	113,581	108,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$980,826	$983,489

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

(Dollars in thousands, except per share data)
	2016	2015
INTEREST INCOME
Interest and fees on loans	$5,456	$5,320
Interest and dividend income on investment securities:
Taxable	1,508	1,691
Tax-exempt	922	671
Dividends	15	15
Dividend income on restricted investment in bank stocks	60	204
Interest on interest-bearing deposits in other banks	8	8
Total interest income	7,969	7,909
INTEREST EXPENSE
Interest on deposits	854	752
Interest on short-term borrowings	71	64
Interest on long-term borrowings	385	376
Total interest expense	1,310	1,192
Net interest income	6,659	6,717
Provision for loan losses	283	212
Net interest income after provision for loan losses	6,376	6,505
NON-INTEREST INCOME
Trust department	200	214
Service charges and fees	415	399
Bank owned life insurance income	164	164
ATM fees and debit card income	312	283
Gains on sales of mortgage loans	102	181
Net investment securities gains	14	492
Other	93	124
Total non-interest income	1,300	1,857
NON-INTEREST EXPENSE
Salaries and employee benefits	2,786	2,844
Occupancy, net	410	468
Furniture and equipment	136	147
Computer expense	226	234
Professional services	153	154
Pennsylvania shares tax	189	176
FDIC insurance	154	124
ATM and debit card fees	139	125
Data processing fees	133	161
Foreclosed assets held for resale expense	51	7
Advertising	67	73
Other	696	770
Total non-interest expense	5,140	5,283
Income before income tax expense	2,536	3,079
Income tax expense	360	630
NET INCOME	$2,176	$2,449
PER SHARE DATA
Net income per share:
Basic	$0.39	$0.44
Diluted	0.39	0.44
Dividends per share	0.27	0.27

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31,
	2016	2015

Net Income	$2,176	$2,449

Other comprehensive income:
Unrealized net holding gains on available-for-sale investment securities arising during the period, net of income taxes of $2,145 and $716, respectively	4,171	1,402

Less reclassification adjustment for net gains included in net income, net of income taxes of $(5) and $(167), respectively (a) (b)	(9)	(325)

Total other comprehensive income	4,162	1,077

Total Comprehensive Income	$6,338	$3,526

(a) Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

(Dollars in thousands, except per share data)
					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity

Balance at January 1, 2016	5,853,317	$11,707	$33,830	$66,622	$2,035	$(5,756)	$108,438
Net Income				2,176			2,176
Other comprehensive income, net of taxes					4,162		4,162
Issuance of common stock under dividend reinvestment plan	12,484	25	297				322
Dividends - $0.27 per share				(1,517)			(1,517)
Balance at March 31, 2016	5,865,801	$11,732	$34,127	$67,281	$6,197	$(5,756)	$113,581

Balance at January 1, 2015	5,802,521	$11,605	$32,674	$63,485	$4,330	$(5,823)	$106,271
Net Income				2,449			2,449
Other comprehensive income, net of taxes					1,077		1,077
Issuance of common stock under dividend reinvestment plan and exercise of employee
stock options	11,766	24	260			58	342
Dividends - $0.27 per share				(1,504)			(1,504)
Balance at March 31, 2015	5,814,287	$11,629	$32,934	$64,430	$5,407	$(5,765)	$108,635

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

(Dollars in thousands)
	2016	2015
OPERATING ACTIVITIES
Net income	$2,176	$2,449
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	283	212
Depreciation and amortization	343	401
Net premium amortization on investment securities	977	625
Deferred income tax expense	―	113
Gains on sales of mortgage loans	(102)	(173)
Gains on sales of mortgage loans held for investment transferred to held for sale	―	(8)
Proceeds from sales of mortgage loans originated for resale	2,977	5,721
Originations of mortgage loans originated for resale	(3,224)	(4,410)
Gains on sales of investment securities	(14)	(492)
Gains on sales of foreclosed real estate held for resale, including write-downs	(4)	―
Decrease (increase) in accrued interest receivable	132	(317)
Earnings on investment in bank owned life insurance	(164)	(164)
Increase in other assets	(348)	(1,071)
Increase in accrued interest payable	52	34
Increase (decrease) in other liabilities	207	(2,333)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,291	587
INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	7,034	47,774
Proceeds from maturities and redemptions of investment securities available-for-sale	2,155	6,677
Purchases of investment securities available-for-sale	―	(41,904)
Proceeds from maturities and redemptions of investment securities held-to-maturity	3	5
Net change in restricted investment in bank stocks	322	(1,277)
Net increase in loans	(2,947)	(21,614)
Proceeds from sales of mortgage loans held for investment transferred to held for sale	―	195
Purchases of premises and equipment	(30)	(54)
Proceeds from sales of foreclosed assets held for resale	230	―
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,767	(10,198)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,301	(368)
Net (decrease) increase in short-term borrowings	(14,790)	4,965
Proceeds from long-term borrowings	5,000	5,000
Repayment of long-term borrowings	(5,028)	(26)
Common stock issued	297	280
Proceeds from issuance of treasury stock	―	32
Dividends paid	(1,517)	(1,504)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,737)	8,379
DECREASE IN CASH AND CASH EQUIVALENTS	(679)	(1,232)
CASH AND CASH EQUIVALENTS, BEGINNING	9,008	7,967
CASH AND CASH EQUIVALENTS, ENDING	$8,329	$6,735
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,258	$1,158
Income taxes paid	1,180	1,064
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchased securities settling after quarter end	―	3,735
Loans transferred to foreclosed assets held for resale	57	―
Loans transferred to held for sale portfolio	―	195
Loans transferred from held for sale portfolio	(171)	―
Common stock subscription receivable	25	29

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2016, are not necessarily indicative of the results for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

For comparative purposes, the March 31, 2015 balances have been reclassified to conform to the 2016 presentation. Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the three months ended March 31, 2016 that were not already adopted by the Corporation.

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

In March 2016, the FASB issued an update ASU 2016-08, Revenue from Contracts with Customers (Topic 606: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The ASU updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of Topic 606, public companies would adopt for annual reporting periods beginning after December 15, 2017. The Corporation is currently evaluating the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued an update ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance will require recognition of the income tax effects of share-based awards in the income statement when the awards are exercised or vested (i.e., Additional Paid-in-Capital pools will be eliminated). The amendments are effective for public entities for annual periods beginning after December 15, 2016. The adoption of ASU 2016-09 is not expected to have a material effect on the Corporation’s financial statements.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Available-for-Sale Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2016:
U.S. Treasury securities	$1,019	$3	$ ―	$1,022
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	111,757	1,301	(238)	112,820
Other	21,109	262	(35)	21,336
Obligations of state and political subdivisions	192,720	7,882	(12)	200,590
Corporate debt securities	44,125	118	(585)	43,658
Marketable equity securities	1,194	771	―	1,965
Total	$371,924	$10,337	$(870)	$381,391

(Dollars in thousands)	Held-to-Maturity Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2016:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$23	$1	$ ―	$24
Total	$23	$1	$ ―	$24

(Dollars in thousands)	Available-for-Sale Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015:
U.S. Treasury securities	$1,022	$ ―	$(1)	$1,021
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	113,847	37	(1,410)	112,474
Other	21,554	117	(79)	21,592
Obligations of state and political subdivisions	195,297	5,425	(408)	200,314
Corporate debt securities	49,162	10	(1,339)	47,833
Marketable equity securities	1,194	813	―	2,007
Total	$382,076	$6,402	$(3,237)	$385,241

(Dollars in thousands)	Held-to-Maturity Securities
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$26	$1	$ ―	$27
Total	$26	$1	$ ―	$27

Securities Available-for-Sale with an aggregate fair value of $323,453,000 at March 31, 2016 and $326,872,000 at December 31, 2015, and securities Held-to-Maturity with an aggregate book value of $23,000 at March 31, 2016 and $26,000 at December 31, 2015, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $214,542,000 at March 31, 2016 and $219,576,000 at December 31, 2015.

The amortized cost, estimated fair value and weighted average yield of debt and equity securities, by contractual maturity, are shown below at March 31, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	March 31, 2016
	Available-For-Sale					Held-To-Maturity
		U.S. Government	Obligations			U.S. Government
		Corporations &	of State	Corporate	Marketable	Corporations &
	U.S. Treasury	Agencies	& Political	Debt	Equity	Agencies
	Securities	Obligations[1]	Subdivisions[2]	Securities	Securities[3]	Obligations[1]
Within 1 Year:
Amortized cost	$ ―	$ ―	$1,093	$352	$ ―	$ ―
Fair value	―	―	1,104	353	―	―
Weighted average yield	―	―	6.18%	3.10%	―	―

1 - 5 Years:
Amortized cost	1,019	28,908	40,001	11,917	―	23
Fair value	1,022	29,384	41,109	11,902	―	24
Weighted average yield	0.96%	1.89%	2.81%	2.36%	―	2.55%

5 - 10 Years:
Amortized cost	―	31,293	75,075	31,856	―	―
Fair value	―	32,025	77,654	31,403	―	―
Weighted average yield	―	2.22%	3.30%	2.76%	―	―

After 10 Years:
Amortized cost	―	72,665	76,551	―	1,194	―
Fair value	―	72,747	80,723	―	1,965	―
Weighted average yield	―	1.79%	4.83%	―	5.11%	―

Total:
Amortized cost	$1,019	$132,866	$192,720	$44,125	$1,194	$23
Fair value	1,022	134,156	200,590	43,658	1,965	24
Weighted average yield	0.96%	1.91%	3.82%	2.66%	5.11%	2.55%

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

3Marketable equity securities are not considered to have defined maturities and are included in the after ten year category.

There were no aggregate investments with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at March 31, 2016. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt and equity securities for the first quarter of 2016 and 2015 were $7,034,000 and $47,774,000, respectively. Gross gains realized on these sales were $55,000 and $548,000, respectively. Gross losses on these sales were $41,000 and $56,000, respectively. There were no impairment losses realized on Available-for-Sale equity securities during the first quarter of 2016 or 2015.

There were no proceeds from sales of investments in Held-to-Maturity debt and equity securities during the first quarter of 2016 or 2015. Therefore, there were no gains or losses realized during these periods.

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

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. As of June 30, 2015, we recognized other than temporary impairment on one equity security that was trading below cost basis. We have written down the value of the shares based upon market indications. In management’s opinion, the equity securities reflect a more accurate valuation of the shares after the impairment charge. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at March 31, 2016. Management did not consider any securities to be other-than-temporarily impaired at December 31, 2015.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of March 31, 2016 and December 31, 2015:

March 31, 2016

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury securities	$ ―	$ ―	$ ―	$ ―	$ ―	$ ―
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	25,396	(214)	8,178	(24)	33,574	(238)
Other	3,745	(35)	―	―	3,745	(35)
Obligations of state and political subdivisions	3,261	(12)	―	―	3,261	(12)
Corporate debt securities	11,999	(108)	20,059	(477)	32,058	(585)
Marketable equity securities	―	―	―	―	―	―
	$44,401	$(369)	$28,237	$(501)	$72,638	$(870)

December 31, 2015

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury securities	$1,021	$(1)	$ ―	$ ―	$1,021	$(1)
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	86,618	(1,177)	11,234	(233)	97,852	(1,410)
Other	12,962	(79)	―	―	12,962	(79)
Obligations of state and political subdivisions	26,163	(258)	8,105	(150)	34,268	(408)
Corporate debt securities	27,527	(531)	19,433	(808)	46,960	(1,339)
Marketable equity securities	―	―	―	―	―	―
	$154,291	$(2,046)	$38,772	$(1,191)	$193,063	$(3,237)

The Corporation invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 23 securities with a one year or less unrealized loss position or any of their 12 securities with a greater than one year unrealized loss position as of March 31, 2016, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Delinquent Loans

Generally, a loan is considered to be past-due when scheduled loan payments are in arrears 10 days or more. Delinquent notices are generated automatically when a loan is 10 or 15 days past-due depending on loan type. Collection efforts continue on past-due loans that have not been brought current, when it is believed that some chance exists for improvement in the status of the loan. Past-due loans are continually evaluated with the determination for charge-off being made when no reasonable chance remains that the status of the loan can be improved.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheet. As of March 31, 2016 and December 31, 2015, the amount of the reserve for unfunded lending commitments was $185,000 and $184,000, respectively.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Commercial and
	Industrial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Grade:
1-6 Pass	$81,810	$80,730	$242,242	$242,546
7 Special Mention	4,156	4,194	8,144	3,890
8 Substandard	―	―	10,724	12,238
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	―	―	―	―
Net deferred loan fees and costs	134	150	367	344
Total loans	$86,100	$85,074	$261,477	$259,018

	Residential Real Estate
	Including Home Equity		Consumer Loans
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Grade:
1-6 Pass	$163,666	$163,690	$5,653	$5,764
7 Special Mention	1,646	1,667	37	26
8 Substandard	1,166	1,245	3	4
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	(11)	(15)	―	―
Net deferred loan fees and costs	29	41	94	96
Total loans	$166,496	$166,628	$5,787	$5,890

	Total Loans
	March 31,	December 31,
	2016	2015
Grade:
1-6 Pass	$493,371	$492,730
7 Special Mention	13,983	9,777
8 Substandard	11,893	13,487
9 Doubtful	―	―
Add (deduct): Unearned discount and	(11)	(15)
Net deferred loan fees and costs	624	631
Total loans	$519,860	$516,610

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $46,539,000 and $2,930,000, at March 31, 2016 and $43,817,000 and $2,992,000 at December 31, 2015. Loans held for sale amounted to $2,100,000 at March 31, 2016 and $1,929,000 at December 31, 2015.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the three month period ended March 31, 2016:
Allowance for Loan Losses:
Beginning balance	$725	$3,983	$1,777		$96		$158	$6,739
Charge-offs	―	―	―		(23)		―	(23)
Recoveries	―	―	12		1		―	13
Provision	6	―	(40)		27		290	283
Ending Balance	$731	$3,983	$1,749		$101		$448	$7,012
Ending balance: individually evaluated for impairment	$ ―	$431	$19	$	―	$	―	$450
Ending balance: collectively evaluated for impairment	$731	$3,552	$1,730		$101		$448	$6,562

Loans Receivable:
Ending Balance	$86,100	$261,477	$166,496		$5,787	$	―	$519,860
Ending balance: individually evaluated for impairment	$465	$12,858	$836	$	―	$	―	$14,159
Ending balance: collectively evaluated for impairment	$85,635	$248,619	$165,660		$5,787	$	―	$505,701

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the three month period ended March 31, 2015:
Allowance for Loan Losses:
Beginning balance	$542	$3,176	$1,928		$107		$637	$6,390
Charge-offs	(2)	(43)	(59)		(14)		―	(118)
Recoveries	―	―	―		1		―	1
Provision	147	(114)	(17)		(4)		200	212
Ending Balance	$687	$3,019	$1,852		$90		$837	$6,485
Ending balance: individually evaluated for impairment	$ ―	$26	$66	$	―	$	―	$92
Ending balance: collectively evaluated for impairment	$687	$2,993	$1,786		$90		$837	$6,393

Loans Receivable:
Ending Balance	$81,047	$259,836	$161,705		$5,066	$	―	$507,654
Ending balance: individually evaluated for impairment	$418	$9,228	$1,249		$3	$	―	$10,898
Ending balance: collectively evaluated for impairment	$80,629	$250,608	$160,456		$5,063	$	―	$496,756

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of December 31, 2015:
Allowance for Loan Losses:
Beginning balance	$542	$3,176	$1,928		$107		$637	$6,390
Charge-offs	(2)	(1,759)	(210)		(45)		―	(2,016)
Recoveries	22	59	1		6		―	88
Provision	163	2,507	58		28		(479)	2,277
Ending Balance	$725	$3,983	$1,777		$96		$158	$6,739
Ending balance: individually evaluated for impairment	$ ―	$309	$31	$	―	$	―	$340
Ending balance: collectively evaluated for impairment	$725	$3,674	$1,746		$96		$158	$6,399

Loans Receivable:
Ending Balance	$85,074	$259,018	$166,628		$5,890	$	―	$516,610
Ending balance: individually evaluated for impairment	$399	$12,057	$911	$	―	$	―	$13,367
Ending balance: collectively evaluated for impairment	$84,675	$246,961	$165,717		$5,890	$	―	$503,243

Of the $1,303,000 in foreclosed assets held for resale at March 31, 2016, $87,000 was secured by residential real estate, $50,000 was secured by land, and $1,166,000 was secured by commercial real estate. Of the $1,472,000 in foreclosed assets held for resale at December 31, 2015, $256,000 was secured by residential real estate, $50,000 was secured by land, and $1,166,000 was secured by commercial real estate. At March 31, 2016 and December 31, 2015, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $311,000 at March 31, 2016 and $221,000 at December 31, 2015. These balances were not included in foreclosed assets held for resale at March 31, 2016 or December 31, 2015.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding balance of TDRs as of March 31, 2016 and December 31, 2015 was $11,308,000 and $11,096,000, respectively. The increase in TDRs was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio. There were $31,000 in unfunded commitments on TDRs at March 31, 2016 and December 31, 2015.

During the three months ended March 31, 2016, four loans with a combined post modification balance of $429,000 were classified as TDRs, as compared to the same period in 2015, when two loans with a combined post modification balance of $4,249,000 were classified as TDRs. The loan modifications for the three months ended March 31, 2016 consisted of three term modifications and one payment modification. The loan modifications for the three months ended March 31, 2015 consisted of one term modification and one payment modification.

The following table presents the unpaid balance of TDRs at the dates indicated:

(Dollars in thousands)
	March 31,	December 31,
	2016	2015
Non-accrual TDRs	$313	$477
Accruing TDRs	10,995	10,619
Total	$11,308	$11,096

At March 31, 2016, four Commercial Real Estate loans classified as TDRs with a combined recorded investment of $902,000 were not in compliance with the terms of their restructure, compared to March 31, 2015 when six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,108,000 were not in compliance with the terms of their restructure.

During the three months ended March 31, 2016, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2015 when three Commercial Real Estate loans totaling $350,000 that were modified as TDRs within the preceding twelve months had experienced payment defaults.

The following table presents information regarding the loan modifications categorized as TDRs during the three months ended March 31, 2016 and March 31, 2015:

(Dollars in thousands)
	Three Months Ended March 31, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	3	$68	$68	$67
Commercial Real Estate	1	361	361	360
Total	4	$429	$429	$427

(Dollars in thousands)
	Three Months Ended March 31, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$23	$23	$23
Commercial Real Estate	1	4,226	4,226	4,226
Total	2	$4,249	$4,249	$4,249

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three months ended March 31, 2016 and March 31, 2015 with the total number of each type of modification performed.

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	2	1	3	―	1	―	1
Commercial Real Estate	―	1	―	1	―	―	1	1
Total	―	3	1	4	―	1	1	2

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended March 31, 2016 and December 31, 2015.

(Dollars in thousands)	March 31, 2016				December 31, 2015
	Unpaid				Unpaid
	Recorded	Principal	Related		Recorded	Principal	Related
	Investment	Balance	Allowance		Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$465	$465	$	―	$399	$399	$	―
Commercial Real Estate	7,046	8,234		―	7,853	9,524		―
Residential Real Estate	413	556		―	475	657		―

With an allowance recorded:
Commercial Real Estate	5,812	7,167		431	4,204	4,204		309
Residential Real Estate	423	423		19	436	436		31
Total	$14,159	$16,845		$450	$13,367	$15,220		$340

Total consists of:
Commercial and Industrial	$465	$465	$	―	$399	$399	$	―
Commercial Real Estate	$12,858	$15,401		$431	$12,057	$13,728		$309
Residential Real Estate	$836	$979		$19	$911	$1,093		$31

At March 31, 2016 and December 31, 2015, $11,308,000 and $11,096,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $282,000 and $309,000, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid principal balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the three months ended March 31, 2016 and 2015.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$432	$5	$408	$4
Commercial Real Estate	6,965	88	6,941	106
Residential Real Estate	415	―	685	―
Consumer	―	―	3	―

With an allowance recorded:
Commercial Real Estate	5,492	37	260	―
Residential Real Estate	430	―	556	―
Total	$13,734	$130	$8,853	$110

Total consists of:
Commercial and Industrial	$432	$5	$408	$4
Commercial Real Estate	$12,457	$125	$7,201	$106
Residential Real Estate	$845	$ ―	$1,241	$ ―
Consumer	$ ―	$ ―	$3	$ ―

Of the $130,000 and $110,000 in interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015, respectively, no interest income was recognized with respect to non-accrual loans.

Loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing, as of March 31, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)
	March 31,	December 31,
	2016	2015
Commercial real estate	$2,328	$1,837
Residential real estate	836	911
Total non-accrual loans	3,164	2,748
Foreclosed assets held for resale	1,303	1,472
Loans past-due 90 days or more and still accruing	83	166
Total non-performing assets	$4,550	$4,386

The following tables present the classes of the loan portfolio summarized by the past-due status at March 31, 2016 and December 31, 2015:

(Dollars in thousands)
							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
March 31, 2016:
Commercial and Industrial	$647	$ ―	$ ―	$647	$85,453	$86,100	$ ―
Commercial Real Estate	827	712	1,662	3,201	258,276	261,477	―
Residential Real Estate	1,228	262	893	2,383	164,113	166,496	83
Consumer	12	1	―	13	5,774	5,787	―
Total	$2,714	$975	$2,555	$6,244	$513,616	$519,860	$83

(Dollars in thousands)							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2015:
Commercial and Industrial	$34	$ ―	$ ―	$34	$85,040	$85,074	$ ―
Commercial Real Estate	316	3	1,484	1,803	257,215	259,018	―
Residential Real Estate	1,288	491	1,049	2,828	163,800	166,628	166
Consumer	20	―	―	20	5,870	5,890	―
Total	$1,658	$494	$2,533	$4,685	$511,925	$516,610	$166

At March 31, 2016 and December 31, 2015, the only commitment to lend additional funds with respect to impaired loans was an outstanding irrevocable letter of credit in the amount of $2,185,000 associated with a loan to a developer of a residential sub-division that was classified as a TDR at March 31, 2016 and December 31, 2015.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
March 31, 2016
Repurchase agreements (a)	$22,069	$ ―	$22,069	$(22,069)	$ ―	$	―

December 31, 2015
Repurchase agreements (a)	$20,779	$ ―	$20,779	$(20,779)	$ ―	$	―

(a) As of March 31, 2016 and December 31, 2015, the fair value of securities pledged in connection with repurchase agreements was $27,102,000 and $27,510,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2016.

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight					Greater
	and	Up to		30 -90		than
	Continuous	30 days		Days		90 Days	Total
March 31, 2016:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$22,069	$	―	$	―	$ ―	$22,069
Total	$22,069	$	―	$	―	$ ―	$22,069

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at March 31, 2016 and December 31, 2015, were as follows:

(Dollars in thousands)
	March 31, 2016	December 31, 2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$75,837	$72,552
Financial standby letters of credit	$525	$475
Performance standby letters of credit	$4,571	$4,692

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

Financial Assets Measured at Fair Value on a Recurring Basis

At March 31, 2016 and December 31, 2015, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

March 31, 2016

	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$1,022	$	―	$1,022
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed		―	112,820		―	112,820
Other		―	21,336		―	21,336
Obligations of state and political subdivisions		―	200,590		―	200,590
Corporate debt securities		―	43,658		―	43,658
Marketable equity securities		1,965	―		―	1,965
Total		$1,965	$379,426	$	―	$381,391

(Dollars in thousands)

December 31, 2015

	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$1,021	$	―	$1,021
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed		―	112,474		―	112,474
Other		―	21,592		―	21,592
Obligations of state and political subdivisions		―	200,314		―	200,314
Corporate debt securities		―	47,833		―	47,833
Marketable equity securities		2,007	―		―	2,007
Total		$2,007	$383,234	$	―	$385,241

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for investments. There were no transfers between Level 1 and Level 2 during 2016 or 2015.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2016 and December 31, 2015, impaired loans measured at fair value on a non-recurring basis that are collateral dependent and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at March 31, 2016
Impaired loans:
Commercial Real Estate	$	―	$	―	$5,914	$5,914
Residential Real Estate		―		―	574	574
Total impaired loans	$	―	$	―	$6,488	$6,488

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at December 31, 2015
Impaired loans:
Commercial Real Estate	$	―	$	―	$1,665	$1,665
Residential Real Estate		―		―	631	631
Total impaired loans	$	―	$	―	$2,296	$2,296

The Bank’s impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For impaired loans less than $250,000 upon classification and annually at year end, the Bank completes a Certificate of Inspection, which includes an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the impaired loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2016 and 2015.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2016 and December 31, 2015, there were no nonfinancial assets measured at fair value on a nonrecurring basis.

The Bank’s foreclosed asset valuation procedure requires an appraisal, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2016 and 2015.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis that are collateral dependent and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
	Estimate	Valuation Technique	Unobservable Input	Range	Average
March 31, 2016
Impaired loans	$6,488	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (63%)	(19%)

December 31, 2015
Impaired loans	$2,296	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (63%)	(29%)

______________________

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)

	Carrying	Fair Value Measurements at March 31, 2016
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$7,830	$7,830	$	―	$	―	$7,830
Interest-bearing deposits in other banks	499	―		499		―	499
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	381,391	1,965		379,426		―	381,391
Investment securities held-to-maturity	23	―		24		―	24
Restricted investment in bank stocks	5,420	―		5,420		―	5,420
Net loans	512,848	―		―		508,428	508,428
Mortgage servicing rights	481	―		―		481	481
Accrued interest receivable	3,954	―		3,954		―	3,954

FINANCIAL LIABILITIES:
Deposits	725,899	―		727,122		―	727,122
Short-term borrowings	65,749	―		65,749		―	65,749
Long-term borrowings	70,204	―		72,043		―	72,043
Accrued interest payable	434	―		434		―	434

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2015
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$7,474	$7,474	$	―	$	―	$7,474
Interest-bearing deposits in other banks	1,534	―		1,534		―	1,534
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	385,241	2,007		383,234		―	385,241
Investment securities held-to-maturity	26	―		27		―	27
Restricted investment in bank stocks	5,742	―		5,742		―	5,742
Net loans	509,871	―		―		498,671	498,671
Mortgage servicing rights	493	―		―		493	493
Accrued interest receivable	4,086	―		4,086		―	4,086

FINANCIAL LIABILITIES:
Deposits	720,598	―		720,341		―	720,341
Short-term borrowings	80,539	―		80,539		―	80,539
Long-term borrowings	70,232	―		71,302		―	71,302
Accrued interest payable	382	―		382		―	382

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2016 and December 31, 2015:

Cash and Due From Banks, Interest-Bearing Deposits in Other Banks, Time Deposits with Other Banks, Restricted Investment in Bank Stocks, Accrued Interest Receivable and Accrued Interest Payable

The fair values are equal to the current carrying values.

Investment Securities

The fair values of investment securities are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying on the securities’ relationship to other benchmark quoted prices.

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

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at March 31, 2016 and December 31, 2015.

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

(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2016	2015
Net income	$2,176	$2,449
Weighted-average common shares outstanding	5,620	5,568
Basic earnings per share	$0.39	$0.44

Weighted-average common shares outstanding	5,620	5,568
Common stock equivalents due to effect of stock options	2	2
Total weighted-average common shares and equivalents	5,622	5,570
Diluted earnings per share	$0.39	$0.44

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

CRITICAL ACCOUNTING ESTIMATES

The Corporation has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Corporation applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2015 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Corporation filed its Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Quarter ended March 31, 2016 compared to quarter ended March 31, 2015

First Keystone Corporation realized earnings for the first quarter of 2016 of $2,176,000, a decrease of $273,000, or 11.1% from the first quarter of 2015. The decrease in net income for the three months ended March 31, 2016 was primarily due to a decrease in net investment securities gains.

On a per share basis, for the three months ended March 31, 2016, net income was $0.39 versus $0.44 for the same three month period of 2015. Cash dividends amounted to $0.27 per share for the three months ended March 31, 2016 and 2015.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2016, interest income amounted to $7,969,000, an increase of $60,000 or 0.8% from the first quarter of 2015, while interest expense amounted to $1,310,000 in the first quarter of 2016, an increase of $118,000, or 9.9% from the first quarter of 2015. As a result, net interest income decreased $58,000 or 0.9% to $6,659,000 from $6,717,000 for the same period in 2015.

The Corporation’s net interest margin for the three months ended March 31, 2016 was 3.18% compared to 3.33% for the three months ended March 31, 2015. The decrease in net interest margin was a result of the unprecedented continuing low interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 2016 and March 31, 2015 was $283,000 and $212,000, respectively. The increase in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past due trends, current economic conditions, and other relevant factors. Net charge-offs for the three months ended March 31, 2016 and 2015 were $10,000 and $117,000, respectively. See Allowance for Loan Losses on page 37 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,300,000 for the three months ended March 31, 2016, as compared to $1,857,000 for the quarter ended March 31, 2015, a decrease of $557,000, or 30.0%. Gains on sales of mortgage loans decreased $79,000 or 43.6% due to a decrease in loans originated with the intent to sell and volume of loans sold.

Net gains on sales of investment securities decreased $478,000 to $14,000 for the first quarter of 2016 as compared to the quarter ended March 31, 2015. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

Excluding net investment securities gains and gains on sales of mortgage loans, non-interest income was $1,184,000 for the first quarter of 2016 and 2015.

NON-INTEREST EXPENSE

Total non-interest expense was $5,140,000 for the quarter ended March 31, 2016, as compared to $5,283,000 for the quarter ended March 31, 2015. Non-interest expense decreased $143,000 or 2.7%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,786,000 or 54.2% of total non-interest expense for the three months ended March 31, 2016, as compared to 53.8% for the same three months of 2015. Net occupancy, furniture and equipment, and computer expense amounted to $772,000 for the three months ended March 31, 2016, a decrease of $77,000 or 9.1%. The decrease was due to lower maintenance and utilities costs. FDIC insurance expense increased $30,000 or 24.2% from the first quarter of 2015. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. ATM and debit card fees expense increased $14,000 or 11.2% to $139,000 for the three months ended March 31, 2016 due to increased costs related to debit card production and transaction processing. Data processing expenses decreased $28,000 or 17.4% to $133,000 for the three months ended March 31, 2016. In 2015, the Bank, realized expenses related to the conversion to an outsourced data processing system for item processing and check image solutions, plus normal outsourcing fees for the Bank’s core processing system. Foreclosed assets held for resale expense increased $44,000 due to costs associated with the maintenance and sales of eight properties in 2016, and four properties in 2015. Other non-interest expense amounted to $696,000 for the three months ended March 31, 2016, a decrease of $74,000 or 9.6% as compared to the three months ended March 31, 2015. The decrease was due to the completion of amortization of the core deposit intangible associated with the acquisition of Pocono Community Bank in November 2007. The core deposit intangible was fully amortized effective June 2015.

INCOME TAXES

Income tax expense amounted to $360,000 for the three months ended March 31, 2016, as compared to $630,000 for the three months ended March 31, 2015, a decrease of $270,000. The effective total income tax rate was 14.2% for the first quarter of 2016 as compared to 20.5% for the first quarter of 2015. The decrease in the effective tax rate was due to a net increase in tax-exempt interest earned from investments in and loans to state and local units of government.

FINANCIAL CONDITION

SUMMARY

Total assets decreased to $980,826,000 as of March 31, 2016, a decrease of $2,663,000, or 0.3% from year-end 2015. Total assets as of December 31, 2015 amounted to $983,489,000.

Total loans increased $3,250,000 or 0.6%. Loan demand grew in the three months ended March 31, 2016 as the Bank has seen an increase in loan originations, primarily in the commercial real estate portfolio.

Total deposits increased $5,301,000 or 0.7% to $725,899,000 as of March 31, 2016.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings decreased in the first three months of 2016 by $14,818,000 to $135,953,000 from $150,771,000 as of December 31, 2015. Borrowings decreased due to increased deposit balances.

Total stockholders’ equity increased to $113,581,000 at March 31, 2016, an increase of $5,143,000 or 4.7% from December 31, 2015.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.5% at March 31, 2016, compared to 92.2% at March 31, 2015. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $519,860,000 as of March 31, 2016, up $3,250,000, or 0.6% since year-end 2015. The loan portfolio continues to be well diversified. Non-performing assets increased since year-end 2015, but overall asset quality has remained consistent. Total non-performing assets were $4,550,000 as of March 31, 2016, an increase of $164,000, or 3.7% from $4,386,000 reported in non-performing assets as of December 31, 2015. Total allowance for loan losses to total non-performing assets was 154.1% as of March 31, 2016 and 153.6% at December 31, 2015.

In addition to loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2015, to March 31, 2016. Available-for-sale securities amounted to $381,391,000 as of March 31, 2016, a decrease of $3,850,000 from year-end 2015.

Interest-bearing deposits in other banks decreased as of March 31, 2016, to $499,000 from $1,534,000 at year-end 2015. Time deposits with other banks were $1,482,000 at March 31, 2016 and December 31, 2015.

LOANS

Total loans increased to $519,860,000 as of March 31, 2016 as compared to $516,610,000 as of December 31, 2015. The table on page 18 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $3,250,000 or 0.6%.

Increasing demand for borrowing by both individuals and businesses accounted for the 0.6% increase in the loan portfolio from December 31, 2015 to March 31, 2016. The Commercial and Industrial portfolio increased $1,026,000 to $86,100,000 as of March 31, 2016, as compared to $85,074,000 at December 31, 2015. The increase in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $5,394,000 offset by loan payoffs of $2,079,000, as well as regular principal payments. The Commercial Real Estate portfolio (which includes tax-free Commercial and Industrial loans) increased $2,459,000 to $261,477,000 at March 31, 2016, as compared to $259,018,000 at December 31, 2015. The increase was mainly the result of $6,123,000 in new loan originations, offset by $1,109,000 in loan payoffs in addition to regular principal payments and other typical amortizations in the Commercial Real Estate portfolio. Residential Real Estate loans decreased $132,000 to $166,496,000 at March 31, 2016, as compared to $166,628,000 at December 31, 2015. The decrease was the result of $6,707,000 in new loan originations offset by loan payoffs of $3,602,000, net loans sold of $1,144,000, and regular principal payments. Net loans sold in the Residential Real Estate portfolio for the three months ended March 31, 2016 consisted of total loans sold during the quarter ended March 31, 2016 of $2,875,000, offset with loans opened and sold in the same quarter during the first quarter of 2016 which amounted to $1,731,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $347,577,000 at March 31, 2016. Of total loans, $261,477,000 or 50.3% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Corporation continues to monitor these portfolios.

The largest relationship is comprised of various real estate entities with a mutual owner who began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $10,787,000 at March 31, 2016. The individual owns a diverse mix of real estate entities which specialize in construction/development projects, leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $9,687,000 in term debt and two lines of credit totaling $1,100,000. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The second largest relationship consists of a real estate development/holding company that was established in 2006 to construct a multi-tenant medical complex, as well as the medical-related entities that operate out of the complex. The relationship had outstanding loan balances and unused commitments of $8,615,000 at March 31, 2016. The debt is comprised of $7,898,000 in term debt, $450,000 in lines of credit, and $267,000 in available credit on a real estate term loan. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The third largest relationship consists of a hotel management company that has been in operation since 1987 and successfully owns and operates seven hotels. At March 31, 2016, the relationship consisted of outstanding loan balances and unused commitments totaling $8,498,000. The debt is comprised of $8,387,000 in term debt and $111,000 in available credit on two real estate term loans. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The fourth largest relationship consists of a municipality founded in 1816 consisting of 35 square miles. The township completed a major expansion of its central sewage system in late 2012 due to increasing population growth among residential users and the addition of a large volume of business users, including pharmaceutical companies and recreational waterparks. The expansion was funded by grants, bond issues, and bank debt. At March 31, 2016, the relationship had outstanding balances of $8,474,000, which consisted entirely of term debt. The loans are secured by project receivables and the full faith, credit, and taxing power of the township.

The fifth largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At March 31, 2016, the relationship had outstanding loan balances and unused commitments of $8,008,000. The debt is comprised of $7,953,000 in term debt and two lines of credit totaling $55,000. The loans are secured by commercial real estate and business assets.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $493,371,000 or 95.0% of gross loans are graded Pass; $13,983,000 or 2.7% are graded Special Mention; $11,893,000 or 2.3% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $25,876,000 at March 31, 2016, as compared to $23,264,000 at December 31, 2015. Commercial and Industrial non-pass grades decreased to $4,156,000 as of March 31, 2016 as compared to $4,194,000 as of December 31, 2015. Commercial Real Estate non-pass grades increased to $18,868,000 as of March 31, 2016 as compared to $16,128,000 as of December 31, 2015. The Residential Real Estate and Consumer loan non-pass grades decreased to $2,852,000 as of March 31, 2016 as compared to $2,942,000 as of December 31, 2015.

The increase in Commercial Real Estate non-pass grades was mainly the result of the downgrade of two loans totaling $4,295,000 (combined with typical payment amortization and other normal fluctuations in the Commercial Real Estate non-pass grade portfolio segment). One of the downgraded loans totaling $665,000 is a purchased participation loan to the owner of a commercial office complex. The loan was downgraded to Substandard and moved to non-accrual status during the first quarter of 2016 because the principal tenant informed the owner/borrower that it would not be renewing its lease which expires in June 2016, and the remaining tenants do not provide enough rental income to sufficiently service the debt. One of the downgraded loans totaling $3,630,000 is a purchased participation loan to the owner of a recreation facility. The loan was downgraded to Special Mention during the first quarter of 2016 due to the borrower’s decreased revenues which resulted from reduced snowfall totals and higher than average temperatures during the 2016 winter season.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	March 31,	December 31,
	2016	2015
Commercial and Industrial	$86,100	$85,074
Commercial Real Estate	261,477	259,018
Residential Real Estate	166,496	166,628
Consumer	5,787	5,890
Total loans	$519,860	$516,610

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2016, the allowance for loan losses was $7,012,000 as compared to $6,739,000 as of December 31, 2015. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the three month periods ended March 31, 2016 and 2015. For the first three months of 2016, net charge-offs as a percentage of average loans was 0.002% as compared to 0.023% for the three month period ended March 31, 2015. Net charge-offs amounted to $10,000 for the first three months of 2016 as compared to $117,000 for the first three months of 2015. The decrease in net charge-offs in the first three months of 2016 as compared to the first three months of 2015 related primarily to decreased charge-offs in Commercial and Residential Real Estate loans. During the first three months of 2016, no Commercial Real Estate or Residential Real Estate loans were charged off as compared to the first three months of 2015 when $43,000 in Commercial Real Estate loans and $59,000 in Residential Real Estate loans were charged off.

For the first three months of 2016, the provision for loan losses was $283,000 as compared to $212,000 for the first three months of 2015. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $7,012,000 of which 10.4% was attributed to the Commercial and Industrial component; 56.8% attributed to the Commercial Real Estate component; 25.0% attributed to the Residential Real Estate component (primarily residential mortgages); 1.4% attributed to the Consumer component; and 6.4% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 13). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of March 31, 2016.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	March 31,	March 31,
	2016	2015
Balance at beginning of the three month period Charge-offs:	$6,739	$6,390
Commercial and Industrial	―	2
Commercial Real Estate	―	43
Residential Real Estate	―	59
Consumer	23	14
	23	118
Recoveries:
Commercial and Industrial	―	―
Commercial Real Estate	―	―
Residential Real Estate	12	―
Consumer	1	1
	13	1

Net charge-offs	10	117
Additions charged to operations	283	212
Balance at end of period	$7,012	$6,485

Ratio of net charge-offs during the period to average loans outstanding during the period	0.002%	0.023%
Allowance for loan losses to average loans outstanding during the period	1.352%	1.291%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.35% at March 31, 2016 and 1.29% at March 31, 2015.

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

Total non-performing assets amounted to $4,550,000 as of March 31, 2016 as compared to $4,386,000 as of December 31, 2015. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising, while property values in some markets have fallen. Non-accrual loans totaled $3,164,000 as of March 31, 2016 as compared to $2,748,000 as of December 31, 2015. Foreclosed assets held for resale amounted to $1,303,000 at March 31, 2016 as compared to $1,472,000 at December 31, 2015. Loans past-due 90 days or more and still accruing interest amounted to $83,000 as of March 31, 2016 as compared to $166,000 as of December 31, 2015. At March 31, 2016, loans past-due 90 days or more and still accruing interest consisted of two Residential Real Estate loans, which are all deemed to be well secured by collateral and in the process of collection. Non-performing assets to total loans was 0.9% at March 31, 2016 as compared to 0.8% at December 31, 2015. Non-performing assets to total assets was 0.5% at March 31, 2016 as compared to 0.4% at December 31, 2015. The allowance for loan losses to total non-performing assets was 154.1% as of March 31, 2016 as compared to 153.6% as of December 31, 2015. Additional detail can be found on page 39 in the Non-Performing Assets and Impaired Loans table and page 23 in the Loans Receivable on Non-Accrual Status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $937,000 at March 31, 2016, compared to $2,280,000 at December 31, 2015.

Impaired loans were $14,159,000 at March 31, 2016 and $13,367,000 at December 31, 2015. The largest impaired loan relationship at March 31, 2016 consisted of one performing loan to a student housing holding company in the amount of $4,178,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates that was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The collateral evaluation at March 31, 2016 carried a value of $3,896,000, after considering appraisal adjustments and costs to sell of 10% and considering the outstanding note balance, resulting in a specific allocation of $282,000. At March 31, 2016, the second largest impaired loan relationship consisted of a performing loan to a developer of a residential sub-division in the amount of $3,217,000, which was secured by commercial real estate. The contract was extended and the loan was modified as a TDR during the fourth quarter of 2015 because the weak real estate market has hindered the process of the development plans and expected sales of building lots have not materialized. The discounted cash flow evaluation at March 31, 2016 resulted in a specific allocation of $0. The third largest impaired loan relationship at March 31, 2016 consisted of a non-performing participation loan to a student housing holding company which was secured by commercial real estate. The Corporation’s participation share of the loan was $968,000. The loan was downgraded to substandard and placed on non-accrual status during the third quarter of 2015 due to the borrower’s inability to reach a break-even rental income, related to the borrower’s failure to meet projected occupancy rates. The collateral evaluation of the total participation at March 31, 2016 carried a value of $2,456,000, after considering estimated appraisal adjustments and costs to sell of 25% and considering the total participation outstanding note balance, resulting in a specific allocation of $93,000. The estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $14,159,000 in impaired loans at March 31, 2016, none were located outside of the Corporation’s primary market area.

Loans categorized as TDRs carried an unpaid balance of $11,308,000 as of March 31, 2016 as compared to $11,096,000 as of December 31, 2015. The increase was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio resulting in the identification of additional loans classified as TDRs. Of the twenty-six restructured loans at March 31, 2016, six loans are classified in the Commercial and Industrial portfolio and, twenty loans are classified in the Commercial Real Estate portfolio. At March 31, 2016, four Commercial Real Estate loans classified as TDRs with a combined recorded investment of $902,000 were not in compliance with the terms of their restructure, compared to March 31, 2015 when six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $2,108,000 were not in compliance with the terms of their restructure. The troubled debt restructurings at March 31, 2016 consisted of fourteen term modifications beyond the original stated term, four interest rate modifications, and eight payment modifications. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of March 31, 2016 and December 31, 2015, specific allocations of $282,000 and $309,000 were attributable to the TDRs. There were $31,000 in unused commitments attributable to TDRs at March 31, 2016 and December 31, 2015.

During the three months ended March 31, 2016, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2015 when three Commercial Real Estate loans totaling $350,000 that were modified as TDRs within the preceding twelve months had experienced payment defaults.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2016 and December 31, 2015, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

(Dollars in thousands)	March 31	December 31,
	2016	2015
Non-performing assets
Non-accrual loans	$3,164	$2,748
Foreclosed assets held for resale	1,303	1,472
Loans past-due 90 days or more and still accruing interest	83	166
Total non-performing assets	$4,550	$4,386

Impaired loans
Non-accrual loans	$3,164	$2,748
Accruing TDRs	10,995	10,619
Total impaired loans	14,159	13,367
Allocated allowance for loan losses	(450)	(340)
Net investment in impaired loans	$13,709	$13,027

Impaired loans with a valuation allowance	$7,924	$4,640
Impaired loans without a valuation allowance	6,235	8,727
Total impaired loans	$14,159	$13,367

Allocated valuation allowance as a percent of impaired loans	3.2%	2.5%
Impaired loans to total loans	2.7%	2.6%
Non-performing assets to total loans	0.9%	0.8%
Non-performing assets to total assets	0.5%	0.4%
Allowance for loan losses to impaired loans	49.5%	50.4%
Allowance for loan losses to total non-performing assets	154.1%	153.6%

Real estate mortgages comprise 82.3% of the loan portfolio as of March 31, 2016, as compared to 82.4% as of December 31, 2015. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Consumer and commercial retail deposits are attracted primarily by the Bank’s eighteen full service office locations and through its internet banking presence. The Bank offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Bank regularly reviews competing financial institutions’ interest rates, especially when establishing interest rates on certificates of deposit.

Total deposits increased $5,301,000 to $725,899,000 as of March 31, 2016 as non-interest bearing deposits increased by $8,958,000 and interest bearing deposits decreased by $3,657,000 from year-end 2015. Total deposits increased due to the deposit of funds by a municipal depositor through normal, seasonal generation of tax revenues. The shift to core deposits and away from time deposits continued in the three months ended March 31, 2016. Demand deposits and savings accounts increased, while certificates of deposit fell. Total short-term and long-term borrowings decreased to $135,953,000 as of March 31, 2016, from $150,771,000 at year-end 2015, a decrease of $14,818,000, or 9.8%. Total borrowings decreased due to increased deposit balances.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first three months of the year, net income less dividends paid increased capital by $659,000. Accumulated other comprehensive income derived from net unrealized gains on investment securities available-for-sale also impacts capital. At December 31, 2015, accumulated other comprehensive income was $2,035,000. Accumulated other comprehensive income stood at $6,197,000 at March 31, 2016, an increase of $4,162,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first three months of 2016 at an overall net gain of $14,000. These fluctuations from net unrealized gains on investment securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of this item with the filing of the March 31, 2015 Call Report.

The Corporation held 233,112 shares of common stock as treasury stock at March 31, 2016 and December 31, 2015. This had an effect of reducing our total stockholders’ equity by $5,756,000 as of March 31, 2016 and December 31, 2015.

Total stockholders’ equity was $113,581,000 as of March 31, 2016, and $108,438,000 as of December 31, 2015. Leverage ratio and risk based capital ratios remain very strong. As of March 31, 2016, the Bank’s Tier 1 leverage ratio was 8.45% compared to 8.46% as of December 31, 2015. Tier I risk based capital and total risk based capital ratios as of March 31, 2016, were 12.88% and 14.02%, respectively. The same ratios as of December 31, 2015 were 12.67% and 13.76%, respectively. In addition, the Bank’s Common Equity Tier 1 capital to risk-weighted assets ratio was 12.88% at March 31, 2016 and 12.67% at December 31, 2015.

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of March 31, 2016, the Corporation would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at March 31, 2016.

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

The table on the following page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 4.8%, 10.0% and 15.7% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 1.2% and 7.0% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 25 – 50 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the three months ended March 31, 2016, the cost of interest-bearing liabilities averaged 0.62%, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 3.75%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At March 31, 2016, the 100 and 200 basis point immediate decreases in rates are estimated to affect tax-adjusted net present value with decreases of 4.0% and 12.0%, respectively. Additionally, tax-adjusted net present value is projected to decrease 1.0%, 3.0% and 7.5% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are within the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(15.7)%
+200 bp Shock vs. Stable Rate	(10.0)%
+100 bp Shock vs. Stable Rate	(4.8)%
Flat rate
-100 bp Shock vs. Stable Rate	(1.2)%
-200 bp Shock vs. Stable Rate	(7.0)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(7.5)%
+200 bp Shock vs. Stable Rate	(3.0)%
+100 bp Shock vs. Stable Rate	(1.0)%
Flat rate
-100 bp Shock vs. Stable Rate	(4.0)%
-200 bp Shock vs. Stable Rate	(12.0)%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2016.

b)	Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Although the Corporation is subject to various claims and legal actions that occur from time to time in the ordinary course of business, the Corporation is not party to any pending legal proceedings that management believes could have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jan. 1 — Jan. 31, 2016	―	―	―	120,000

Feb. 1 — Feb. 29, 2016	―	―	―	120,000

March 1 — March 31, 2016	―	―	―	120,000

Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

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

FIRST KEYSTONE CORPORATION
Registrant

May 9, 2016	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2016	/s/ Diane C.A. Rosler
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

