Form 10-Q
period 2016-06-30
FIRST KEYSTONE CORP
filed 2016-08-08
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Common Stock, $2 Par Value, 5,645,997 shares as of August 3, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$8,586	$7,474
Interest-bearing deposits in other banks	672	1,534
Total cash and cash equivalents	9,258	9,008
Time deposits with other banks	1,482	1,482
Investment securities available-for-sale	385,089	385,241
Investment securities held-to-maturity (fair value 2016- $21; 2015 - $27)	20	26
Restricted investment in bank stocks	6,622	5,742
Loans	516,998	516,610
Allowance for loan losses	(7,219)	(6,739)
Net loans	509,779	509,871
Premises and equipment, net	19,697	20,113
Accrued interest receivable	3,932	4,086
Cash surrender value of bank owned life insurance	22,229	21,900
Investments in low-income housing partnerships	1,465	1,553
Goodwill	19,133	19,133
Foreclosed assets held for resale	1,280	1,472
Deferred income taxes	―	692
Other assets	3,330	3,170
TOTAL ASSETS	$983,316	$983,489
LIABILITIES
Deposits:
Non-interest bearing	$109,113	$107,391
Interest bearing	575,358	613,207
Total deposits	684,471	720,598
Short-term borrowings	99,638	80,539
Long-term borrowings	75,175	70,232
Accrued interest payable	441	382
Deferred income taxes	2,709	―
Other liabilities	3,546	3,300
TOTAL LIABILITIES	865,980	875,051
STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2016 and 2015; issued 0 in 2016 and 2015	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2016 and 2015; issued 5,879,109 in 2016 and 5,853,317 in 2015; outstanding 5,645,997 in 2016 and 5,620,205 in 2015	11,758	11,707
Surplus	34,450	33,830
Retained earnings	68,251	66,622
Accumulated other comprehensive income	8,633	2,035
Treasury stock, at cost, 233,112 shares in 2016 and 2015	(5,756)	(5,756)
TOTAL STOCKHOLDERS’ EQUITY	117,336	108,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$983,316	$983,489

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
INTEREST INCOME	2016	2015	2016	2015
Interest and fees on loans	$5,468	$5,372	$10,924	$10,692
Interest and dividend income on investment securities:
Taxable	1,436	1,657	2,944	3,348
Tax-exempt	940	733	1,862	1,404
Dividends	16	15	31	30
Dividend income on restricted investment in bank stocks	64	72	124	276
Interest on interest-bearing deposits in other banks	8	8	16	16
Total interest income	7,932	7,857	15,901	15,766
INTEREST EXPENSE
Interest on deposits	825	776	1,679	1,528
Interest on short-term borrowings	90	66	161	130
Interest on long-term borrowings	370	387	755	763
Total interest expense	1,285	1,229	2,595	2,421
Net interest income	6,647	6,628	13,306	13,345
Provision for loan losses	284	213	567	425
Net interest income after provision for loan losses	6,363	6,415	12,739	12,920
NON-INTEREST INCOME
Trust department	230	240	430	454
Service charges and fees	446	423	861	822
Bank owned life insurance income	165	165	329	329
ATM fees and debit card income	331	310	643	593
Gains on sales of mortgage loans	55	133	157	314
Net investment securities gains	380	603	394	1,095
Impairment charges on equity securities	―	(14)	―	(14)
Other	59	133	152	257
Total non-interest income	1,666	1,993	2,966	3,850
NON-INTEREST EXPENSE
Salaries and employee benefits	2,587	2,847	5,373	5,691
Occupancy, net	379	406	789	874
Furniture and equipment	128	144	264	291
Computer expense	235	149	461	383
Professional services	149	158	302	312
Pennsylvania shares tax	188	190	377	366
FDIC insurance	163	129	317	253
ATM and debit card fees	167	172	306	297
Data processing fees	135	180	268	341
Foreclosed assets held for resale expense	61	42	112	49
Advertising	96	107	163	180
Other	726	872	1,422	1,642
Total non-interest expense	5,014	5,396	10,154	10,679
Income before income tax expense	3,015	3,012	5,551	6,091
Income tax expense	524	582	884	1,212
NET INCOME	$2,491	$2,430	$4,667	$4,879
PER SHARE DATA
Net income per share:
Basic	$0.44	$0.44	$0.83	$0.88
Diluted	0.44	0.44	0.83	0.88
Dividends per share	0.27	0.27	0.54	0.54

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three Months Ended
	June 30,
	2016	2015
Net Income	$2,491	$2,430

Other comprehensive income (loss):
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $1,391 and $(1,721), respectively	2,687	(3,331)

Less reclassification adjustment for net gains included in net income, net of income taxes of $(129) and $(205), respectively (a) (c)	(251)	(398)

Less reclassification adjustment for impairment charge on equity securities included in net income, net of income taxes of $0 and $5, respectively (b) (c)	—	9

Total other comprehensive income (loss)	2,436	(3,720)

Total Comprehensive Income (Loss)	$4,927	$(1,290)

_______________________

(a) Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.

(b) Gross amounts are included in impairment charges on equity securities on the Consolidated Statements of Income in non-interest income.

(c) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

(Dollars in thousands)	Six Months Ended
	June 30,
	2016	2015
Net Income	$4,667	$4,879

Other comprehensive income (loss):
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $3,536 and $(1,005), respectively	6,858	(1,929)

Less reclassification adjustment for net gains included in net income, net of income taxes of $(134) and $(372), respectively (a) (c)	(260)	(723)

Less reclassification adjustment for impairment charge on equity securities included in net income, net of income taxes of $0 and $5, respectively (b) (c)	—	9

Total other comprehensive income (loss)	6,598	(2,643)

Total Comprehensive Income	$11,265	$2,236

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2016	5,853,317	$11,707	$33,830	$66,622	$2,035	$(5,756)	$108,438
Net Income				4,667			4,667
Other comprehensive income, net of taxes					6,598		6,598
Issuance of common stock under dividend reinvestment plan	25,792	51	620				671
Dividends - $0.54 per share				(3,038)			(3,038)
Balance at June 30, 2016	5,879,109	$11,758	$34,450	$68,251	$8,633	$(5,756)	$117,336

Balance at January 1, 2015	5,802,521	$11,605	$32,674	$63,485	$4,330	$(5,823)	$106,271
Net Income				4,879			4,879
Other comprehensive loss, net of taxes					(2,643)		(2,643)
Issuance of common stock under dividend reinvestment plan and exercise of employee stock options	24,391	49	551			58	658
Dividends - $0.54 per share				(3,011)			(3,011)
Balance at June 30, 2015	5,826,912	$11,654	$33,225	$65,353	$1,687	$(5,765)	$106,154

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

(Dollars in thousands)

	2016	2015
OPERATING ACTIVITIES
Net income	$4,667	$4,879
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	567	425
Depreciation and amortization	677	784
Net premium amortization on investment securities	1,900	1,324
Deferred income tax expense	―	113
Gains on sales of mortgage loans	(157)	(297)
Gains on sales of mortgage loans held for investment transferred to held for sale	―	(17)
Proceeds from sales of mortgage loans originated for resale	4,621	11,079
Originations of mortgage loans originated for resale	(6,483)	(8,853)
Gains on sales of investment securities	(394)	(1,095)
Impairment charges on equity securities	―	14
Net losses on sales of foreclosed real estate held for resale, including write-downs	37	33
Decrease (increase) in accrued interest receivable	154	(692)
Earnings on investment in bank owned life insurance	(329)	(329)
Losses on disposals of premises and equipment	―	30
Increase in other assets	(118)	(1,201)
Increase in accrued interest payable	59	31
Increase (decrease) in other liabilities	238	(2,135)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,439	4,093
INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	27,408	79,740
Proceeds from maturities and redemptions of investment securities available-for-sale	6,808	12,727
Purchases of investment securities available-for-sale	(25,571)	(102,185)
Proceeds from maturities and redemptions of investment securities held-to-maturity	6	1,023
Net change in restricted investment in bank stocks	(880)	(937)
Net decrease (increase) in loans	1,512	(17,512)
Proceeds from sales of mortgage loans held for investment transferred to held for sale	―	491
Purchases of premises and equipment	(208)	(122)
Proceeds from sales of foreclosed assets held for resale	230	―
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,305	(26,775)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(36,127)	4,539
Net increase in short-term borrowings	19,099	15,339
Proceeds from long-term borrowings	10,000	5,000
Repayment of long-term borrowings	(5,057)	(53)
Common stock issued	629	589
Proceeds from issuance of treasury stock	―	32
Dividends paid	(3,038)	(3,011)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,494)	22,435
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	250	(247)
CASH AND CASH EQUIVALENTS, BEGINNING	9,008	7,967
CASH AND CASH EQUIVALENTS, ENDING	$9,258	$7,720
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,536	$2,390
Income taxes paid	1,730	1,330
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchased securities settling after quarter end	―	1,920
Loans transferred to foreclosed assets held for resale	75	226
Loans transferred (from) to held for sale portfolio	(171)	491
Common stock subscription receivable	42	37

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2016, are not necessarily indicative of the results for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued. In July 2016, the Corporation anticipates approximately $449,000 in tax-free claims income from life insurance proceeds as the result of the death benefit which will be paid on a life insurance policy covering one of our former employees that remained an insured person by our bank-owned life insurance program following her separation of employment.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the six months ended June 30, 2016 that were not already adopted by the Corporation.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue requirements in Revenue Recognition (Topic 605). This ASU requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period. Early application is not permitted. In August 2015, the FASB issued an update ASU 2015-14 which approved a one-year delay of the effective date of this standard. The deferral would require public entities to apply the standard for annual reporting periods beginning after December 15, 2017. Public companies would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued an update ASU 2016-08 which updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. In April 2016, the FASB issued an update ASU 2016-10. The ASU updates the standard by identifying performance obligations and licenses of intellectual property, which clarifies the guidance surrounding licensing arrangements and the identification of performance obligations. In May 2016, the FASB issued an update ASU 2016-12 which articulates narrow-scope improvements and practical expedients. The Corporation is currently evaluating the impact of these ASUs on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this update is not expected to have a material impact on the Corporation’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Corporation is in the process of evaluating the impact of this guidance and anticipates an impact to the consolidated financial statements with regard to the Corporation’s operating lease agreements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This is in contrast to existing guidance whereby credit losses generally are not recognized until they are incurred. For public companies, this update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Corporation is currently assessing the impact that this guidance will have on its consolidated financial statements.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at June 30, 2016 and December 31, 2015:

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016:	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,015	$5	$ ―	$1,020
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	112,802	1,596	(194)	114,204
Other	11,541	74	(24)	11,591
Obligations of state and political subdivisions	201,749	10,828	―	212,577
Corporate debt securities	43,623	388	(342)	43,669
Marketable equity securities	1,194	834	―	2,028
Total	$371,924	$13,725	$(560)	$385,089

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$20	$1	$ ―	$21
Total	$20	$1	$ ―	$21

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015:	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,022	$ ―	$(1)	$1,021
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	113,847	37	(1,410)	112,474
Other	21,554	117	(79)	21,592
Obligations of state and political subdivisions	195,297	5,425	(408)	200,314
Corporate debt securities	49,162	10	(1,339)	47,833
Marketable equity securities	1,194	813	―	2,007
Total	$382,076	$6,402	$(3,237)	$385,241

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$26	$1	$ ―	$27
Total	$26	$1	$ ―	$27

Securities Available-for-Sale with an aggregate fair value of $255,220,000 at June 30, 2016 and $326,872,000 at December 31, 2015, and securities Held-to-Maturity with an aggregate book value of $20,000 at June 30, 2016 and $26,000 at December 31, 2015, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, FHLB advances and other balances of $191,148,000 at June 30, 2016 and $219,576,000 at December 31, 2015.

The amortized cost, estimated fair value and weighted average yield of debt and equity securities, by contractual maturity, are shown below at June 30, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)

	June 30, 2016
	Available-For-Sale					Held-To-Maturity
		U.S. Government	Obligations			U.S. Government
		Corporations &	of State	Corporate	Marketable	Corporations &
	U.S. Treasury	Agencies	& Political	Debt	Equity	Agencies
	Securities	Obligations[1]	Subdivisions[2]	Securities	Securities[3]	Obligations[1]
Within 1 Year:
Amortized cost	$ ―	$ ―	$902	$ ―	$ ―	$ ―
Fair value	―	―	908	―	―	―
Weighted average yield	―	―	6.29%	―	―	―

1 - 5 Years:
Amortized cost	1,015	30,977	42,696	12,639	―	20
Fair value	1,020	31,593	44,250	12,722	―	21
Weighted average yield	0.96%	2.06%	2.80%	2.38%	―	2.55%

5 - 10 Years:
Amortized cost	―	16,821	72,677	30,984	―	―
Fair value	―	17,166	76,116	30,947	―	―
Weighted average yield	―	2.06%	3.29%	2.76%	―	―

After 10 Years:
Amortized cost	―	76,545	85,474	―	1,194	―
Fair value	―	77,036	91,303	―	2,028	―
Weighted average yield	―	1.67%	4.58%	―	5.16%	―

Total:
Amortized cost	$1,015	$124,343	$201,749	$43,623	$1,194	$20
Fair value	1,020	125,795	212,577	43,669	2,028	21
Weighted average yield	0.96%	1.82%	3.75%	2.65%	5.16%	2.55%

_______________________

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

3Marketable equity securities are not considered to have defined maturities and are included in the after ten year category.

There were no aggregate investments with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at June 30, 2016. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt and equity securities for the three months ended June 30, 2016 and 2015 were $20,374,000 and $31,966,000, respectively. Gross gains realized on these sales were $380,000 and $603,000, respectively. There were no losses realized on these sales for the three months ended June 30, 2016 and 2015. Impairment losses realized on Available-for-Sale equity securities for the three months ended June 30, 2016 and 2015 were $0 and $14,000, respectively.

Proceeds from sales of investments in Available-for-Sale debt and equity securities for the six months ended June 30, 2016 and 2015 were $27,408,000 and $79,740,000, respectively. Gross gains realized on these sales were $435,000 and $1,151,000, respectively. Gross losses on these sales were $41,000 and $56,000, respectively. Impairment losses realized on Available-for-Sale equity securities for the six months ended June 30, 2016 and 2015 were $0 and $14,000, respectively.

There were no proceeds from sales of investments in Held-to-Maturity debt equity securities during the three or six month periods ended June 30, 2016 or 2015. Therefore, there were no gains or losses realized during these periods.

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

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. As of June 30, 2015, we recognized other than temporary impairment on one equity security that was trading below cost basis. We have written down the value of the shares based upon market indications. In management’s opinion, the equity securities reflect a more accurate valuation of the shares after the impairment charge. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at June 30, 2016 or December 31, 2015.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of June 30, 2016 and December 31, 2015:

June 30, 2016

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury securities	$ ―	$ ―	$ ―	$ ―	$ ―	$ ―
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	11,375	(78)	7,751	(116)	19,126	(194)
Other	3,676	(24)	―	―	3,676	(24)
Obligations of state and political subdivisions	―	―	―	―	―	―
Corporate debt securities	4,467	(30)	13,464	(312)	17,931	(342)
Marketable equity securities	―	―	―	―	―	―
	$19,518	$(132)	$21,215	$(428)	$40,733	$(560)

December 31, 2015

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury securities	$1,021	$(1)	$ ―	$ ―	$1,021	$(1)
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	86,618	(1,177)	11,234	(233)	97,852	(1,410)
Other	12,962	(79)	―	―	12,962	(79)
Obligations of state and political subdivisions	26,163	(258)	8,105	(150)	34,268	(408)
Corporate debt securities	27,527	(531)	19,433	(808)	46,960	(1,339)
Marketable equity securities	―	―	―	―	―	―
	$154,291	$(2,046)	$38,772	$(1,191)	$193,063	$(3,237)

The Corporation invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 8 securities with a one year or less unrealized loss position or any of their 10 securities with a greater than one year unrealized loss position as of June 30, 2016, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans

Net loans are stated at their outstanding unpaid principal balances, net of deferred fees and costs, unearned income and the allowance for loan losses. Interest on loans is recognized as income over the term of each loan, generally, by the accrual method. Loan origination fees and certain direct loan origination costs have been deferred with the net amount amortized using the straight line method or the interest method over the contractual life of the related loans as an interest yield adjustment.

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

The Corporation’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. The Corporation offers fixed-rate mortgage loans with terms up to a maximum of thirty years for both permanent structures and those under construction. Generally, the majority of the Corporation’s residential mortgage loans originate with a loan-to-value of eighty percent or less, or those with primary mortgage insurance at ninety-five percent or less. Home equity term loans are secured by the borrower’s primary residence and typically have a maximum loan-to-value of eighty percent and a maximum term of fifteen years. In general, home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of eighty percent and a maximum term of twenty years.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, the amount of the reserve for unfunded lending commitments was $192,000 and $184,000, respectively.

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

The commercial loan grading system focuses on a borrower’s financial strength and performance, experience and depth of management, primary and secondary sources of repayment, the nature of the business and the outlook for the particular industry. Primary emphasis is placed on financial condition and trends. The grade also reflects current economic and industry conditions; as well as other variables such as liquidity, cash flow, revenue/earnings trends, management strengths or weaknesses, quality of financial information, and credit history.

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

They are characterized by the distinct possibility that the Bank will sustain some loss if the aggregate amount of substandard assets is not fully covered by the liquidation of the collateral used as security. Substandard loans have a high probability of payment default and require more intensive supervision by Bank Management.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of June 30, 2016 and December 31, 2015:

		Commercial and
	(Dollars in thousands)	Industrial		Commercial Real Estate
		June 30,	December 31,	June 30,	December 31,
		2016	2015	2016	2015
Grade:
	1-6 Pass	$74,932	$80,730	$243,888	$242,546
	7 Special Mention	4,331	4,194	9,216	3,890
	8 Substandard	―	―	10,031	12,238
	9 Doubtful	―	―	―	―
Add (deduct):	Unearned discount and	―	―	―	―
	Net deferred loan fees and costs	136	150	389	344
	Total loans	$79,399	$85,074	$263,524	$259,018

		Residential Real Estate
		Including Home Equity		Consumer Loans
		June 30,	December 31,	June 30,	December 31,
		2016	2015	2016	2015
	Grade:
	1-6 Pass	$165,568	$163,690	$6,198	$5,764
	7 Special Mention	1,063	1,667	17	26
	8 Substandard	1,119	1,245	5	4
	9 Doubtful	―	―	―	―
Add (deduct):	Unearned discount and	(10)	(15)	―	―
	Net deferred loan fees and costs	15	41	100	96
	Total loans	$167,755	$166,628	$6,320	$5,890

		Total Loans
		June 30,	December 31,
		2016	2015
	Grade:
	1-6 Pass	$490,586	$492,730
	7 Special Mention	14,627	9,777
	8 Substandard	11,155	13,487
	9 Doubtful	―	―
Add (deduct):	Unearned discount and	(10)	(15)
	Net deferred loan fees and costs	640	631
	Total loans	$516,998	$516,610

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $40,186,000 and $2,877,000 at June 30, 2016 and $43,817,000 and $2,992,000 at December 31, 2015. Loans held for sale amounted to $3,755,000 at June 30, 2016 and $1,929,000 at December 31, 2015.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended June 30, 2016:
Allowance for Loan Losses:
Beginning balance	$731	$3,983	$1,749	$101	$448	$7,012
Charge-offs	(2)	(57)	(25)	―	―	(84)
Recoveries	4	―	―	3	―	7
Provision	(31)	88	(27)	2	252	284
Ending Balance	$702	$4,014	$1,697	$106	$700	$7,219

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the six month period ended June 30, 2016:
Allowance for Loan Losses:
Beginning balance	$725	$3,983	$1,777		$96		$158	$6,739
Charge-offs	(2)	(57)	(25)		(23)		―	(107)
Recoveries	4	―	12		4		―	20
Provision	(25)	88	(67)		29		542	567
Ending Balance	$702	$4,014	$1,697		$106		$700	$7,219
Ending balance: individually evaluated for impairment	$ ―	$393	$19	$	―	$	―	$412
Ending balance: collectively evaluated for impairment	$702	$3,621	$1,678		$106		$700	$6,807

Loans Receivable:
Ending Balance	$79,399	$263,524	$167,755		$6,320	$	―	$516,998
Ending balance: individually evaluated for impairment	$478	$11,993	$858	$	―	$	―	$13,329
Ending balance: collectively evaluated for impairment	$78,921	$251,531	$166,897		$6,320	$	―	$503,669

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended June 30, 2015:
Allowance for Loan Losses:
Beginning balance	$687	$3,019	$1,852	$90	$837	$6,485
Charge-offs	―	(94)	(49)	(1)	―	(144)
Recoveries	3	42	―	1	―	46
Provision	16	172	64	(1)	(38)	213
Ending Balance	$706	$3,139	$1,867	$89	$799	$6,600

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the six month period ended June 30, 2015:
Allowance for Loan Losses:
Beginning balance	$542	$3,176	$1,928		$107		$637	$6,390
Charge-offs	(2)	(137)	(108)		(15)		―	(262)
Recoveries	3	42	―		2		―	47
Provision	163	58	47		(5)		162	425
Ending Balance	$706	$3,139	$1,867		$89		$799	$6,600
Ending balance: individually evaluated for impairment	$ ―	$24	$66	$	―	$	―	$90
Ending balance: collectively evaluated for impairment	$706	$3,115	$1,801		$89		$799	$6,510

Loans Receivable:
Ending Balance	$78,077	$256,184	$162,463		$5,448	$	―	$502,172
Ending balance: individually evaluated for impairment	$414	$9,174	$1,029		$2	$	―	$10,619
Ending balance: collectively evaluated for impairment	$77,663	$247,010	$161,434		$5,446	$	―	$491,553

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the twelve months ended December 31, 2015:
Allowance for Loan Losses:
Beginning balance	$542	$3,176	$1,928		$107		$637	$6,390
Charge-offs	(2)	(1,759)	(210)		(45)		―	(2,016)
Recoveries	22	59	1		6		―	88
Provision	163	2,507	58		28		(479)	2,277
Ending Balance	$725	$3,983	$1,777		$96		$158	$6,739
Ending balance: individually evaluated for impairment	$ ―	$309	$31	$	―	$	―	$340
Ending balance: collectively evaluated for impairment	$725	$3,674	$1,746		$96		$158	$6,399

Loans Receivable:
Ending Balance	$85,074	$259,018	$166,628		$5,890	$	―	$516,610
Ending balance: individually evaluated for impairment	$399	$12,057	$911	$	―	$	―	$13,367
Ending balance: collectively evaluated for impairment	$84,675	$246,961	$165,717		$5,890	$	―	$503,243

Of the $1,280,000 in foreclosed assets held for resale at June 30, 2016, $105,000 was secured by residential real estate, $50,000 was secured by land, and $1,125,000 was secured by commercial real estate. Of the $1,472,000 in foreclosed assets held for resale at December 31, 2015, $256,000 was secured by residential real estate, $50,000 was secured by land, and $1,166,000 was secured by commercial real estate. At June 30, 2016 and December 31, 2015, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $266,000 at June 30, 2016 and $221,000 at December 31, 2015. These balances were not included in foreclosed assets held for resale at June 30, 2016 or December 31, 2015.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding balance of TDRs as of June 30, 2016 and December 31, 2015 was $11,091,000 and $11,096,000, respectively. The small decrease in TDRs at June 30, 2016 as compared to December 31, 2015 is attributable to large principal payments and paydowns made on existing TDRs net against smaller loans modified as TDRs during the six months ended June 30, 2016. There were $18,000 and $31,000 in unfunded commitments on TDRs at June 30, 2016 and December 31, 2015, respectively.

During the three months ended June 30, 2016, three loans with a combined post modification balance of $114,000 were classified as TDRs, as compared to the same period in 2015, when three loans with a combined post modification balance of $308,000 were classified as TDRs. The loan modifications for the three months ended June 30, 2016 consisted of two term modifications and one payment modification. The loan modifications for the three months ended June 30, 2015 consisted of two term modifications and one payment modification.

During the six months ended June 30, 2016, seven loans with a combined post modification balance of $542,000 were classified as TDRs, as compared to the same period in 2015, when five loans with a combined post modification balance of $4,558,000 were classified as TDRs. The loan modifications for the six months ended June 30, 2016 consisted of five term modifications and two payment modifications. The loan modifications for the six months ended June 30, 2015 consisted of three term modifications and two payment modifications.

The following table presents the unpaid balance of TDRs at the dates indicated:

(Dollars in thousands)

	June 30,	December 31,
	2016	2015
Non-accrual TDRs	$300	$477
Accruing TDRs	10,791	10,619
Total	$11,091	$11,096

At June 30, 2016, five Commercial Real Estate loans classified as TDRs with a combined recorded investment of $748,000 were not in compliance with the terms of their restructure, compared to June 30, 2015 when five Commercial Real Estate loans classified as TDRs with a combined recorded investment of $6,393,000 were not in compliance with the terms of their restructure. The significant decrease in TDRs not in compliance with the terms of their restructure at June 30, 2016 as compared to June 30, 2015 is largely due to the proper measures being taken to bring two loans totaling $5,639,000 into compliance with the terms of their restructure. One loan to a student housing holding company in the amount of $4,226,000 was not in compliance with the terms of its restructure at June 30, 2015, but proper measures were taken to bring the loan into compliance with restructure terms by June 30, 2016. A purchased participation loan in the amount of $1,413,000 to a distributor of recreational vehicles was not in compliance with the terms of its restructure at June 30, 2015. A piece of property related to this loan, valued at $925,000, was moved to foreclosed assets held for resale at December 31, 2015, and proper measures were taken to bring the remainder of the loan into compliance with restructure terms by June 30, 2016.

During the three months ended June 30, 2016, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2015 when one Commercial Real Estate loan totaling $4,226,000 that was modified as a TDR within the preceding twelve months had experienced a payment default. During the six months ended June 30, 2016, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2015 when two Commercial Real Estate loans totaling $4,446,000 that were modified as TDRs within the preceding twelve months had experienced payment defaults. The significant decrease in defaulted TDRs at June 30, 2016 as compared to June 30, 2015 is largely due to one loan in the amount of $4,226,000 to a student housing holding company, which was modified as a TDR in the first quarter of 2015 and experienced its subsequent payment default during the second quarter of 2015.

The following table presents information regarding the loan modifications categorized as TDRs during the three and six months ended June 30, 2016 and June 30, 2015:

(Dollars in thousands)	Three Months Ended June 30, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$18	$18	$18
Commercial Real Estate	2	96	96	95
Total	3	$114	$114	$113

(Dollars in thousands)	Three Months Ended June 30, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	―	$ ―	$ ―	$ ―
Commercial Real Estate	3	354	308	308
Total	3	$354	$308	$308

(Dollars in thousands)	Six Months Ended June 30, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	4	$86	$86	$81
Commercial Real Estate	3	456	456	209
Total	7	$542	$542	$290

(Dollars in thousands)	Six Months Ended June 30, 2015
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$23	$23	$22
Commercial Real Estate	4	4,580	4,535	4,533
Total	5	$4,603	$4,558	$4,555

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three and six months ended June 30, 2016 and June 30, 2015 with the total number of each type of modification performed.

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	1	―	1	―	3	1	4
Commercial Real Estate	―	1	1	2	―	2	1	3
Total	―	2	1	3	―	5	2	7

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	―	―	―	―	1	―	1
Commercial Real Estate	―	2	1	3	―	2	2	4
Total	―	2	1	3	―	3	2	5

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended June 30, 2016 and December 31, 2015.

(Dollars in thousands)	June 30, 2016				December 31, 2015
		Unpaid				Unpaid
	Recorded	Principal	Related		Recorded	Principal	Related
	Investment	Balance	Allowance		Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$478	$478	$	―	$399	$399	$	―
Commercial Real Estate	6,781	8,020		―	7,853	9,524		―
Residential Real Estate	434	603		―	475	657		―

With an allowance recorded:
Commercial Real Estate	5,212	6,567		393	4,204	4,204		309
Residential Real Estate	424	424		19	436	436		31
Total	$13,329	$16,092		$412	$13,367	$15,220		$340

Total consists of:
Commercial and Industrial	$478	$478	$	―	$399	$399	$	―
Commercial Real Estate	$11,993	$14,587		$393	$12,057	$13,728		$309
Residential Real Estate	$858	$1,027		$19	$911	$1,093		$31

______________________

At June 30, 2016 and December 31, 2015, $11,091,000 and $11,096,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $256,000 and $309,000, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid principal balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the three and six months ended June 30, 2016 and 2015.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$472	$5	$416	$5
Commercial Real Estate	6,913	83	8,943	141
Residential Real Estate	423	―	441	―
Consumer	―	―	3	―

With an allowance recorded:
Commercial Real Estate	5,179	37	257	―
Residential Real Estate	424	―	547	―
Total	$13,411	$125	$10,607	$146

Total consists of:
Commercial and Industrial	$472	$5	$416	$5
Commercial Real Estate	$12,092	$120	$9,200	$141
Residential Real Estate	$847	$ ―	$988	$ ―
Consumer	$ ―	$ ―	$3	$ ―

 _____________________

Of the $125,000 and $146,000 in interest income recognized on impaired loans for the three months ended June 30, 2016 and 2015, respectively, no interest income was recognized with respect to non-accrual loans.

(Dollars in thousands)	For the Six Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$447	$10	$410	$9
Commercial Real Estate	6,904	171	7,599	247
Residential Real Estate	422	―	414	―
Consumer	―	―	3	―

With an allowance recorded:
Commercial Real Estate	5,176	74	259	―
Residential Real Estate	428	―	553	―
Total	$13,377	$255	$9,238	$256

Total consists of:
Commercial and Industrial	$447	$10	$410	$9
Commercial Real Estate	$12,080	$245	$7,858	$247
Residential Real Estate	$850	$ ―	$967	$ ―
Consumer	$ ―	$ ―	$3	$ ―

_____________________

Of the $255,000 and $256,000 in interest income recognized on impaired loans for the six months ended June 30, 2016 and 2015, respectively, no interest income was recognized with respect to non-accrual loans.

Loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing, as of June 30, 2016 and December 31, 2015 were as follows:

(Dollars in thousands)
	June 30,	December 31,
	2016	2015
Commercial Real Estate	$1,680	$1,837
Residential Real Estate	858	911
Total non-accrual loans	2,538	2,748
Foreclosed assets held for resale	1,280	1,472
Loans past-due 90 days or more and still accruing	431	166
Total non-performing assets	$4,249	$4,386

The following tables present the classes of the loan portfolio summarized by the past-due status at June 30, 2016 and December 31, 2015:

(Dollars in thousands)
							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
June 30, 2016:
Commercial and Industrial	$638	$63	$ ―	$701	$78,698	$79,399	$ ―
Commercial Real Estate	1,357	627	1,901	3,885	259,639	263,524	398
Residential Real Estate	974	26	848	1,848	165,907	167,755	33
Consumer	11	―	―	11	6,309	6,320	―
Total	$2,980	$716	$2,749	$6,445	$510,553	$516,998	$431

(Dollars in thousands)							90 Days
							Or Greater
			90 Days				Past Due
	30-59 Days	60-89 Days	or Greater	Total		Total	and Still
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2015:
Commercial and Industrial	$34	$ ―	$ ―	$34	$85,040	$85,074	$ ―
Commercial Real Estate	316	3	1,484	1,803	257,215	259,018	―
Residential Real Estate	1,288	491	1,049	2,828	163,800	166,628	166
Consumer	20	―	―	20	5,870	5,890	―
Total	$1,658	$494	$2,533	$4,685	$511,925	$516,610	$166

At June 30, 2016, commitments to lend additional funds with respect to impaired loans consisted of three irrevocable letters of credit totaling $2,204,000. One irrevocable letter of credit in the amount of $2,185,000 was associated with a loan to a developer of a residential sub-division. Two irrevocable letters of credit totaling $19,000 were associated with a loan to a community recreation facility. At December 31, 2015, the only commitment to lend additional funds with respect to impaired loans was an irrevocable letter of credit in the amount of $2,185,000 associated with a loan to a developer of a residential sub-division.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
June 30, 2016
Repurchase agreements (a)	$24,029	$ ―	$24,029	$(24,029)	$ ―	$	―

December 31, 2015
Repurchase agreements (a)	$20,779	$ ―	$20,779	$(20,779)	$ ―	$	―

______________________

(a) As of June 30, 2016 and December 31, 2015, the fair value of securities pledged in connection with repurchase agreements was $27,713,000 and $27,510,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2016:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight					Greater
	and	Up to		30 -90		than
	Continuous	30 days		Days		90 Days	Total
June 30, 2016:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$24,029	$	―	$	―	$ ―	$24,029
Total	$24,029	$	―	$	―	$ ―	$24,029

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at June 30, 2016 and December 31, 2015, were as follows:

(Dollars in thousands)

	June 30, 2016	December 31, 2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$85,194	$72,552
Financial standby letters of credit	$452	$475
Performance standby letters of credit	$4,660	$4,692

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

Financial Assets Measured at Fair Value on a Recurring Basis

At June 30, 2016 and December 31, 2015, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

June 30, 2016
	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$1,020	$	―	$1,020
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed		―	114,204		―	114,204
Other		―	11,591		―	11,591
Obligations of state and political subdivisions		―	212,577		―	212,577
Corporate debt securities		―	43,669		―	43,669
Marketable equity securities		2,028	―		―	2,028
Total		$2,028	$383,061	$	―	$385,089

(Dollars in thousands)

December 31, 2015

	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$1,021	$	―	$1,021
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed		―	112,474		―	112,474
Other		―	21,592		―	21,592
Obligations of state and political subdivisions		―	200,314		―	200,314
Corporate debt securities		―	47,833		―	47,833
Marketable equity securities		2,007	―		―	2,007
Total		$2,007	$383,234	$	―	$385,241

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

Financial Assets Measured at Fair Value on a Non-recurring Basis

At June 30, 2016 and December 31, 2015, impaired loans measured at fair value on a non-recurring basis that are collateral dependent and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at June 30, 2016
Impaired loans:
Commercial Real Estate	$	―	$	―	$5,289	$5,289
Residential Real Estate		―		―	549	549
Total impaired loans	$	―	$	―	$5,838	$5,838

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at December 31, 2015
Impaired loans:
Commercial Real Estate	$	―	$	―	$1,665	$1,665
Residential Real Estate		―		―	631	631
Total impaired loans	$	―	$	―	$2,296	$2,296

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

Nonfinancial Assets Measured at Fair Value on a Non-recurring Basis

At June 30, 2016, foreclosed assets held for resale measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at June 30, 2016
Foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$200	$200
Total foreclosed assets held for resale	$	―	$	―	$200	$200

At December 31, 2015, there were no nonfinancial assets measured at fair value on a non-recurring basis.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis that are collateral dependent and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
	Estimate	Valuation Technique	Unobservable Input	Range	Average
June 30, 2016
Impaired loans	$5,838	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (63%)	(19%)
Foreclosed assets held for resale	$200	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(17%) – (17%)	(17%)

December 31, 2015
Impaired loans	$2,296	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (63%)	(29%)
Foreclosed assets held for resale	$ ―	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (0%)	(0%)

______________________

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)

	Carrying	Fair Value Measurements at June 30, 2016
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$8,586	$8,586	$	―	$	―	$8,586
Interest-bearing deposits in other banks	672	―		672		―	672
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	385,089	2,028		383,061		―	385,089
Investment securities held-to-maturity	20	―		21		―	21
Restricted investment in bank stocks	6,622	―		6,622		―	6,622
Net loans	509,779	―		―		508,581	508,581
Mortgage servicing rights	461	―		―		461	461
Accrued interest receivable	3,932	―		3,932		―	3,932

FINANCIAL LIABILITIES:
Deposits	684,471	―		686,178		―	686,178
Short-term borrowings	99,638	―		99,638		―	99,638
Long-term borrowings	75,175	―		77,279		―	77,279
Accrued interest payable	441	―		441		―	441

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2015
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$7,474	$7,474	$	―	$	―	$7,474
Interest-bearing deposits in other banks	1,534	―		1,534		―	1,534
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	385,241	2,007		383,234		―	385,241
Investment securities held-to-maturity	26	―		27		―	27
Restricted investment in bank stocks	5,742	―		5,742		―	5,742
Net loans	509,871	―		―		498,671	498,671
Mortgage servicing rights	493	―		―		493	493
Accrued interest receivable	4,086	―		4,086		―	4,086

FINANCIAL LIABILITIES:
Deposits	720,598	―		720,341		―	720,341
Short-term borrowings	80,539	―		80,539		―	80,539
Long-term borrowings	70,232	―		71,302		―	71,302
Accrued interest payable	382	―		382		―	382

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2016 and December 31, 2015:

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

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at June 30, 2016 and December 31, 2015.

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

(In thousands, except earnings per share)	Three Months Ended
	June 30,
	2016	2015
Net income	$2,491	$2,430
Weighted-average common shares outstanding	5,633	5,581
Basic earnings per share	$0.44	$0.44

Weighted-average common shares outstanding	5,633	5,581
Common stock equivalents due to effect of stock options	2	2
Total weighted-average common shares and equivalents	5,635	5,583
Diluted earnings per share	$0.44	$0.44

(In thousands, except earnings per share)	Six Months Ended
	June 30,
	2016	2015
Net income	$4,667	$4,879
Weighted-average common shares outstanding	5,627	5,574
Basic earnings per share	$0.83	$0.88

Weighted-average common shares outstanding	5,627	5,574
Common stock equivalents due to effect of stock options	2	2
Total weighted-average common shares and equivalents	5,629	5,576
Diluted earnings per share	$0.83	$0.88

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2016 compared to quarter ended June 30, 2015

First Keystone Corporation realized earnings for the three months ended June 30, 2016 of $2,491,000, an increase of $61,000, or 2.5% from the second quarter of 2015. The increase in net income for the three months ended June 30, 2016 was primarily due to a decrease in non-interest expense.

On a per share basis, net income was $0.44 for the three months ended June 30, 2016 and 2015. Cash dividends amounted to $0.27 per share for the three months ended June 30, 2016 and 2015.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the three months ended June 30, 2016, interest income amounted to $7,932,000, an increase of $75,000 or 1.0% from the three months ended June 30, 2015, while interest expense amounted to $1,285,000 for the three months ended June 30, 2016, an increase of $56,000, or 4.6% from the three months ended June 30, 2015. As a result, net interest income increased $19,000 or 0.3% to $6,647,000 from $6,628,000 for the same period in 2015.

The Corporation’s net interest margin for the three months ended June 30, 2016 was 3.18% compared to 3.25% for the same period in 2015. The decrease in net interest margin was a result of the unprecedented continuing low interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended June 30, 2016 and June 30, 2015 was $284,000 and $213,000, respectively. The increase in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Net charge-offs for the three months ended June 30, 2016 and 2015 were $77,000 and $98,000, respectively. See Allowance for Loan Losses on page 38 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,666,000 for the three months ended June 30, 2016, as compared to $1,993,000 for the same period in 2015, a decrease of $327,000, or 16.4%. ATM fees and debit card income increased $21,000 or 6.8% to $331,000 for the three months ended June 30, 2016. Gains on sales of mortgage loans decreased $78,000 or 58.6% due to a decrease in loans originated with the intent to sell and volume of loans sold.

Net gains on sales of investment securities decreased $223,000 to $380,000 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

Excluding net investment securities gains and gains on sales of mortgage loans, non-interest income was $1,231,000 for the three months ended June 30, 2016, a decrease of $26,000 from the three months ended June 30, 2015.

NON-INTEREST EXPENSE

Total non-interest expense was $5,014,000 for the three months ended June 30, 2016, as compared to $5,396,000 for the three months ended June 30, 2015. Non-interest expense decreased $382,000 or 7.1%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,587,000 or 51.6% of total non-interest expense for the three months ended June 30, 2016, as compared to 52.8% for the three months ended June 30, 2015. Significant reductions in salaries and employee benefits expenses were achieved through changes implemented in staffing levels throughout the organization. Net occupancy, furniture and equipment, and computer expense amounted to $742,000 for the three months ended June 30, 2016, an increase of $43,000 or 6.2%. The increase was due to higher software maintenance costs. FDIC insurance expense increased $34,000 or 26.4% as compared to the three months ended June 30, 2015. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. Data processing expenses decreased $45,000 or 25.0% to $135,000 for the three months ended June 30, 2016. In 2015, the Bank realized expenses related to the conversion to an outsourced data processing system for item processing and check image solutions, plus normal outsourcing fees for the Bank’s core processing system. Foreclosed assets held for resale expense increased $19,000 due to costs associated with the maintenance and sales of nine properties in 2016 versus four properties in 2015. Other non-interest expense amounted to $726,000 for the three months ended June 30, 2016, a decrease of $146,000 or 16.7% as compared to the three months ended June 30, 2015. The decrease was due to fewer charitable donations and the completion of amortization of the core deposit intangible associated with the acquisition of Pocono Community Bank in November 2007. The core deposit intangible was fully amortized effective June 2015.

INCOME TAXES

Income tax expense amounted to $524,000 for the three months ended June 30, 2016, as compared to $582,000 for the three months ended June 30, 2015, a decrease of $58,000. The effective total income tax rate was 17.4% for the second quarter of 2016 as compared to 19.3% for the second quarter of 2015. The decrease in the effective tax rate was due to a net increase in tax-exempt interest earned from investments in and loans to state and local units of government, and a decrease in net gains on sales of investment securities.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

First Keystone Corporation realized earnings for the six months ended June 30, 2016 of $4,667,000, a decrease of $212,000, or 4.3% from the same period in 2015. The decrease in net income for the six months ended June 30, 2016 was primarily due to a decrease in net investment securities gains.

On a per share basis, for the six months ended June 30, 2016, net income was $0.83 versus $0.88 for the six months ended June 30, 2015. Cash dividends amounted to $0.54 per share for the six months ended June 30, 2016 and 2015.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the six months ended June 30, 2016, interest income amounted to $15,901,000, an increase of $135,000 or 0.9% from the first six months of 2015, while interest expense amounted to $2,595,000 for the six months ended June 30, 2016, an increase of $174,000, or 7.2% from the six months ended June 30, 2015. As a result, net interest income decreased $39,000 or 0.3% to $13,306,000 from $13,345,000 for the same period in 2015.

The Corporation’s net interest margin for the six months ended June 30, 2016 was 3.18% compared to 3.29% for the same period in 2015. The decrease in net interest margin was a result of the unprecedented continuing low interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six months ended June 30, 2016 and June 30, 2015 was $567,000 and $425,000, respectively. The increase in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Net charge-offs for the six months ended June 30, 2016 and 2015 were $87,000 and $215,000, respectively. See Allowance for Loan Losses on page 38 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $2,966,000 for the six months ended June 30, 2016, as compared to $3,850,000 for the same period in 2015, a decrease of $884,000, or 23.0%. ATM fees and debit card income increased by $50,000 or 8.4% to $643,000 for the six months ended June 30, 2016. Gains on sales of mortgage loans decreased $157,000 or 50.0% due to a decrease in loans originated with the intent to sell and the volume of loans sold.

Net gains on sales of investment securities decreased $701,000 to $394,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

Excluding net investment securities gains and gains on sales of mortgage loans, non-interest income was $2,415,000 for the six months ended June 30, 2016, a decrease of $26,000 from the six months ended June 30, 2015.

NON-INTEREST EXPENSE

Total non-interest expense was $10,154,000 for the six months ended June 30, 2016, as compared to $10,679,000 for the six months ended June 30, 2015. Non-interest expense decreased $525,000 or 4.9%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $5,373,000 or 52.9% of total non-interest expense for the six months ended June 30, 2016, as compared to 53.3% for the six months ended June 30, 2015. Significant reductions in salaries and employee benefits expenses were achieved through changes implemented in staffing levels throughout the organization. Net occupancy, furniture and equipment, and computer expense amounted to $1,514,000 for the six months ended June 30, 2016, a decrease of $34,000 or 2.2%. The decrease was due to lower maintenance and utilities costs. FDIC insurance expense increased $64,000 or 25.3% as compared to the six months ended June 30, 2015. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. Data processing expenses decreased $73,000 or 21.4% to $268,000 for the six months ended June 30, 2016. In 2015, the Bank, realized expenses related to the conversion to an outsourced data processing system for item processing and check image solutions, plus normal outsourcing fees for the Bank’s core processing system. Foreclosed assets held for resale expense increased $63,000 due to costs associated with the maintenance and sales of nine properties in 2016 versus four properties in 2015. Other non-interest expense amounted to $1,422,000 for the six months ended June 30, 2016, a decrease of $220,000 or 13.4% as compared to the six months ended June 30, 2015. The decrease was due to fewer charitable donations, lower data communications expenses and the completion of amortization of the core deposit intangible associated with the acquisition of Pocono Community Bank in November 2007. The core deposit intangible was fully amortized effective June 2015.

INCOME TAXES

Income tax expense amounted to $884,000 for the six months ended June 30, 2016, as compared to $1,212,000 for the six months ended June 30, 2015, a decrease of $328,000. The effective total income tax rate was 15.9% for the six months ended June 30, 2016 as compared to 19.9% for the six months ended June 30, 2015. The decrease in the effective tax rate was due to a net increase in tax-exempt interest earned from investments in and loans to state and local units of government, and a decrease in net gains on sales of investment securities.

FINANCIAL CONDITION

SUMMARY

Total assets decreased to $983,316,000 as of June 30, 2016, a decrease of $173,000 from year-end 2015. Total assets as of December 31, 2015 amounted to $983,489,000.

Total loans increased $388,000 or 0.1%. Loan demand remained steady in the six months ended June 30, 2016 as the Bank has seen an increase in loan originations, primarily in the commercial real estate portfolio.

Total deposits decreased $36,127,000 or 5.0% to $684,471,000 as of June 30, 2016.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the first six months of 2016 by $24,042,000 to $174,813,000 from $150,771,000 as of December 31, 2015. Borrowings increased due to decreased deposit balances.

Total stockholders’ equity increased to $117,336,000 at June 30, 2016, an increase of $8,898,000 or 8.2% from December 31, 2015.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.5% at June 30, 2016, compared to 92.2% at June 30, 2015. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $516,998,000 as of June 30, 2016, up $388,000, or 0.1% since year-end 2015. The loan portfolio continues to be well diversified. Non-performing assets decreased since year-end 2015, and overall asset quality has remained consistent. Total non-performing assets were $4,249,000 as of June 30, 2016, a decrease of $137,000, or 3.1% from $4,386,000 reported in non-performing assets as of December 31, 2015. Total allowance for loan losses to total non-performing assets was 169.9% as of June 30, 2016 and 153.6% at December 31, 2015.

In addition to loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2015, to June 30, 2016. Available-for-sale securities amounted to $385,089,000 as of June 30, 2016, a decrease of $152,000 from year-end 2015.

Interest-bearing deposits in other banks decreased as of June 30, 2016, to $672,000 from $1,534,000 at year-end 2015. Time deposits with other banks were $1,482,000 at June 30, 2016 and December 31, 2015.

LOANS

Total loans increased to $516,998,000 as of June 30, 2016 as compared to $516,610,000 as of December 31, 2015. The table on page 18 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $388,000 or 0.1%.

Steady demand for borrowing by both individuals and businesses accounted for the 0.1% increase in the loan portfolio from December 31, 2015 to June 30, 2016. The Commercial and Industrial portfolio decreased $5,675,000 to $79,399,000 as of June 30, 2016, as compared to $85,074,000 at December 31, 2015. The decrease in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $6,851,000 offset by loan payoffs of $7,515,000, as well as regular principal payments. The significant decrease in the Commercial and Industrial portfolio is primarily due to the payoff of two large tax-free Commercial and Industrial loans during the six months ended June 30, 2016, totaling approximately $5,742,000 combined with normal portfolio fluctuations. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $4,506,000 to $263,524,000 at June 30, 2016, as compared to $259,018,000 at December 31, 2015. The increase was mainly the result of $13,122,000 in new loan originations, offset by $2,898,000 in loan payoffs in addition to regular principal payments and other typical amortizations in the Commercial Real Estate portfolio. The significant increase in the Commercial Real Estate portfolio is primarily due to the issuance of two Commercial Real Estate term loans during the six months ended June 30, 2016, totaling approximately $4,042,000 combined with typical portfolio fluctuations. Residential Real Estate loans increased $1,127,000 to $167,755,000 at June 30, 2016, as compared to $166,628,000 at December 31, 2015. The increase was the result of $13,523,000 in new loan originations offset by loan payoffs of $5,417,000, net loans sold of $1,260,000, and regular principal payments. Net loans sold in the Residential Real Estate portfolio for the six months ended June 30, 2016 consisted of total loans sold during the six months ended June 30, 2016 of $4,464,000, offset with loans opened and sold in the same quarter during any quarter of 2016 which amounted to $3,204,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $342,923,000 at June 30, 2016. Of total loans, $263,524,000 or 51.0% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Corporation continues to monitor these portfolios.

The largest relationship is comprised of various real estate entities with a mutual owner who began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $10,618,000 at June 30, 2016. The individual owns a diverse mix of real estate entities which specialize in construction/development projects, leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $9,518,000 in term debt and two lines of credit totaling $1,100,000. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The second largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At June 30, 2016, the relationship had outstanding loan balances and unused commitments of $9,984,000. The debt is comprised of $9,929,000 in term debt and two lines of credit totaling $55,000. The loans are secured by commercial real estate and business assets.

The third largest relationship consists of a real estate development/holding company that was established in 2006 to construct a multi-tenant medical complex, as well as the medical-related entities that operate out of the complex. The relationship had outstanding loan balances and unused commitments of $8,492,000 at June 30, 2016. The debt is comprised of $7,775,000 in term debt, $450,000 in lines of credit, and $267,000 in available credit on a real estate term loan. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The fourth largest relationship consists of a municipality founded in 1816 consisting of 35 square miles. The township completed a major expansion of its central sewage system in late 2012 due to increasing population growth among residential users and the addition of a large volume of business users, including pharmaceutical companies and recreational waterparks. The expansion was funded by grants, bond issues, and bank debt. At June 30, 2016, the relationship had outstanding balances of $8,474,000, which consisted entirely of term debt. The loans are secured by project receivables and the full faith, credit, and taxing power of the township.

The fifth largest relationship consists of a hotel management company that has been in operation since 1987 and successfully owns and operates seven hotels. At June 30, 2016, the relationship had outstanding balances totaling $8,420,000, which consisted entirely of term debt. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $490,586,000 or 95.0% of gross loans are graded Pass; $14,627,000 or 2.8% are graded Special Mention; $11,155,000 or 2.2% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $25,782,000 at June 30, 2016, as compared to $23,264,000 at December 31, 2015. Commercial and Industrial non-pass grades increased to $4,331,000 as of June 30, 2016 as compared to $4,194,000 as of December 31, 2015. Commercial Real Estate non-pass grades increased to $19,247,000 as of June 30, 2016 as compared to $16,128,000 as of December 31, 2015. The Residential Real Estate and Consumer loan non-pass grades decreased to $2,204,000 as of June 30, 2016 as compared to $2,942,000 as of December 31, 2015.

The increase in Commercial Real Estate non-pass grades was mainly the result of the downgrade of one loan totaling $3,630,000 (combined with typical payment amortization and other normal fluctuations in the Commercial Real Estate non-pass grade portfolio segment). The loan is a purchased participation to the owner of a recreation facility. The loan was downgraded to Special Mention during the first quarter of 2016 due to the borrower’s decreased revenues which resulted from reduced snowfall totals and higher than average temperatures during the 2016 winter season.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	June 30,	December 31,
	2016	2015
Commercial and Industrial	$79,399	$85,074
Commercial Real Estate	263,524	259,018
Residential Real Estate	167,755	166,628
Consumer	6,320	5,890
Total loans	$516,998	$516,610

 ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of June 30, 2016, the allowance for loan losses was $7,219,000 as compared to $6,739,000 as of December 31, 2015. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the six month periods ended June 30, 2016 and 2015. For the first six months of 2016, net charge-offs as a percentage of average loans was 0.02% as compared to 0.04% for the six month period ended June 30, 2015. Net charge-offs amounted to $87,000 for the first six months of 2016 as compared to $215,000 for the first six months of 2015. The decrease in net charge-offs in the first six months of 2016 as compared to the first six months of 2015 related primarily to decreased charge-offs in Commercial and Residential Real Estate loans. During the first six months of 2016, $82,000 in Commercial and Residential Real Estate loans were charged off as compared to the first six months of 2015 when $245,000 in Commercial and Residential Real Estate loans were charged off.

For the first six months of 2016, the provision for loan losses was $567,000 as compared to $425,000 for the first six months of 2015. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $7,219,000 of which 9.7% was attributed to the Commercial and Industrial component; 55.6% attributed to the Commercial Real Estate component; 23.5% attributed to the Residential Real Estate component (primarily residential mortgages); 1.5% attributed to the Consumer component; and 9.7% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 13). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of June 30, 2016.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	June 30,	June 30,
	2016	2015
Balance at beginning of the six month period	$6,739	$6,390
Charge-offs:
Commercial and Industrial	2	2
Commercial Real Estate	57	137
Residential Real Estate	25	108
Consumer	23	15
	107	262
Recoveries:
Commercial and Industrial	4	3
Commercial Real Estate	―	42
Residential Real Estate	12	―
Consumer	4	2
	20	47

Net charge-offs	87	215
Additions charged to operations	567	425
Balance at end of the six month period	$7,219	$6,600

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.04%
Allowance for loan losses to average loans outstanding during the period	1.39%	1.31%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.39% at June 30, 2016 and 1.31% at June 30, 2015.

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

Total non-performing assets amounted to $4,249,000 as of June 30, 2016 as compared to $4,386,000 as of December 31, 2015. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising, while property values in some markets have fallen. Non-accrual loans totaled $2,538,000 as of June 30, 2016 as compared to $2,748,000 as of December 31, 2015. Foreclosed assets held for resale amounted to $1,280,000 at June 30, 2016 as compared to $1,472,000 at December 31, 2015. Loans past-due 90 days or more and still accruing interest amounted to $431,000 as of June 30, 2016 as compared to $166,000 as of December 31, 2015. At June 30, 2016, loans past-due 90 days and still accruing interest consisted of one Commercial Real Estate loan and one Residential Real Estate loan. A sale is pending on part of the collateral securing the Commercial Real Estate loan, and a substantial paydown will be made on the loan when the sale is finalized; at that time, the loan will be brought to paid-current status. The borrower of the Residential Real Estate loan has filed bankruptcy, and loan payments are currently being held by a trustee until the bankruptcy plan has been finalized; upon finalization, the payments will be forwarded to the Bank, and the loan will be brought to paid-current status.

Non-performing assets to total loans was 0.8% at June 30, 2016 and December 31, 2015. Non-performing assets to total assets was 0.4% at June 30, 2016 and December 31, 2015. The allowance for loan losses to total non-performing assets was 169.9% as of June 30, 2016 as compared to 153.6% as of December 31, 2015. Additional detail can be found on page 42 in the Non-Performing Assets and Impaired Loans table and page 24 in the Loans Receivable on Non-Accrual Status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $860,000 at June 30, 2016, compared to $2,280,000 at December 31, 2015.

Impaired loans were $13,329,000 at June 30, 2016 and $13,367,000 at December 31, 2015. The largest impaired loan relationship at June 30, 2016 consisted of one performing loan to a student housing holding company in the amount of $4,151,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates that was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The collateral evaluation at June 30, 2016 carried a value of $3,896,000, after considering appraisal adjustments and costs to sell of 10% and considering the outstanding note balance, resulting in a specific allocation of $256,000. At June 30, 2016, the second largest impaired loan relationship consisted of a performing loan to a developer of a residential sub-division in the amount of $3,207,000, which was secured by commercial real estate. The contract was extended and the loan was modified as a TDR during the fourth quarter of 2015 because the weak real estate market has hindered the process of the development plans and expected sales of building lots have not materialized. The discounted cash flow evaluation at June 30, 2016 resulted in a specific allocation of $0. The third largest impaired loan relationship at June 30, 2016 consisted of a non-performing participation loan to a student housing holding company which was secured by commercial real estate. The Corporation’s participation share of the loan was $968,000. The loan was downgraded to substandard and placed on non-accrual status during the third quarter of 2015 due to the borrower’s inability to reach a break-even rental income, related to the borrower’s failure to meet projected occupancy rates. The collateral evaluation of the total participation at June 30, 2016 carried a value of $2,456,000, after considering estimated appraisal adjustments and costs to sell of 25% and considering the total participation outstanding note balance, resulting in a specific allocation of $93,000. The estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $13,329,000 in impaired loans at June 30, 2016, none were located outside of the Corporation’s primary market area.

Loans categorized as TDRs carried an unpaid balance of $11,091,000 as of June 30, 2016 as compared to $11,096,000 as of December 31, 2015. The small decrease in TDRs at June 30, 2016 as compared to December 31, 2015 is attributable to large principal payments and paydowns made on existing TDRs net against smaller loans modified as TDRs during the six months ended June 30, 2016. Of the twenty-nine restructured loans at June 30, 2016, seven loans are classified in the Commercial and Industrial portfolio and twenty-two loans are classified in the Commercial Real Estate portfolio. The troubled debt restructurings at June 30, 2016 consisted of sixteen term modifications beyond the original stated term, four interest rate modifications, and nine payment modifications. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of June 30, 2016 and December 31, 2015, specific allocations of $256,000 and $309,000 were attributable to the TDRs. There were $18,000 and $31,000 in unused commitments attributable to TDRs at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, five Commercial Real Estate loans classified as TDRs with a combined recorded investment of $748,000 were not in compliance with the terms of their restructure, compared to June 30, 2015 when five Commercial Real Estate loans classified as TDRs with a combined recorded investment of $6,393,000 were not in compliance with the terms of their restructure. The significant decrease in TDRs not in compliance with the terms of their restructure at June 30, 2016 as compared to June 30, 2015 is largely due to the proper measures being taken to bring two loans totaling $5,639,000 into compliance with the terms of their restructure. One loan to a student housing holding company in the amount of $4,226,000 was not in compliance with the terms of its restructure at June 30, 2015, but proper measures were taken to bring the loan into compliance with restructure terms by June 30, 2016. A purchased participation loan in the amount of $1,413,000 to a distributor of recreational vehicles was not in compliance with the terms of its restructure at June 30, 2015. A piece of property related to this loan, valued at $925,000, was moved to foreclosed assets held for resale at December 31, 2015, and proper measures were taken to bring the remainder of the loan into compliance with restructure terms by June 30, 2016.

During the three months ended June 30, 2016, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2015 when one Commercial Real Estate loan totaling $4,226,000 that was modified as a TDR within the preceding twelve months had experienced a payment default. During the six months ended June 30, 2016, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2015 when two Commercial Real Estate loans totaling $4,446,000 that were modified as TDRs within the preceding twelve months had experienced payment defaults. The significant decrease in defaulted TDRs at June 30, 2016 as compared to June 30, 2015 is largely due to one loan in the amount of $4,226,000 to a student housing holding company, which was modified as a TDR in the first quarter of 2015 and experienced its subsequent payment default during the second quarter of 2015.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of June 30, 2016 and December 31, 2015, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

(Dollars in thousands)	June 30,	December 31,
	2016	2015
Non-performing assets
Non-accrual loans	$2,538	$2,748
Foreclosed assets held for resale	1,280	1,472
Loans past-due 90 days or more and still accruing interest	431	166
Total non-performing assets	$4,249	$4,386

Impaired loans
Non-accrual loans	$2,538	$2,748
Accruing TDRs	10,791	10,619
Total impaired loans	13,329	13,367
Allocated allowance for loan losses	(412)	(340)
Net investment in impaired loans	$12,917	$13,027

Impaired loans with a valuation allowance	$5,636	$4,640
Impaired loans without a valuation allowance	7,693	8,727
Total impaired loans	$13,329	$13,367

Allocated valuation allowance as a percent of impaired loans	3.1%	2.5%
Impaired loans to total loans	2.6%	2.6%
Non-performing assets to total loans	0.8%	0.8%
Non-performing assets to total assets	0.4%	0.4%
Allowance for loan losses to impaired loans	54.2%	50.4%
Allowance for loan losses to total non-performing assets	169.9%	153.6%

Real estate mortgages comprise 83.4% of the loan portfolio as of June 30, 2016, as compared to 82.4% as of December 31, 2015. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits decreased $36,127,000 to $684,471,000 as of June 30, 2016 as non-interest bearing deposits increased by $1,722,000 and interest bearing deposits decreased by $37,849,000 from year-end 2015. Total deposits decreased due to the withdrawal of funds by a municipal depositor through normal, seasonal use of funds. The shift to core deposits and away from time deposits continued in the six months ended June 30, 2016. Demand deposits and savings accounts increased, while certificates of deposit fell. Total short-term and long-term borrowings increased to $174,813,000 as of June 30, 2016, from $150,771,000 at year-end 2015, an increase of $24,042,000, or 15.9%. Total borrowings increased due to decreased deposit balances.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first six months of the year, net income less dividends paid increased capital by $1,629,000. Accumulated other comprehensive income derived from net unrealized gains on investment securities available-for-sale also impacts capital. At December 31, 2015, accumulated other comprehensive income was $2,035,000. Accumulated other comprehensive income stood at $8,633,000 at June 30, 2016, an increase of $6,598,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first six months of 2016 at an overall net gain of $394,000. These fluctuations from net unrealized gains on investment securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of this item with the filing of the March 31, 2015 Call Report.

The Corporation held 233,112 shares of common stock as treasury stock at June 30, 2016 and December 31, 2015. This had an effect of reducing our total stockholders’ equity by $5,756,000 as of June 30, 2016 and December 31, 2015.

Total stockholders’ equity was $117,336,000 as of June 30, 2016, and $108,438,000 as of December 31, 2015. Leverage ratio and risk based capital ratios remain very strong. As of June 30, 2016, the Bank’s Tier 1 leverage ratio was 8.56% compared to 8.46% as of December 31, 2015. Tier I risk based capital and total risk based capital ratios as of June 30, 2016, were 12.80% and 13.95%, respectively. The same ratios as of December 31, 2015 were 12.67% and 13.76%, respectively. In addition, the Bank’s Common Equity Tier 1 capital to risk-weighted assets ratio was 12.80% at June 30, 2016 and 12.67% at December 31, 2015.

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of June 30, 2016, the Corporation would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

LIQUIDITY

The Corporation’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations.

Sources of liquidity are as follows:

·	Growth in the core deposit base;
·	Proceeds from sales or maturities of investment securities;
·	Payments received on loans and mortgage-backed securities;
·	Overnight correspondent bank borrowings on various credit lines; and,
·	Borrowing capacity available from correspondent banks: FHLB, Atlantic Community Bankers Bank and Federal Reserve Bank.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at June 30, 2016.

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

The table on the bottom of this page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 4.0%, 8.5% and 13.6% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 1.7% and 7.3% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 25 – 50 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the six months ended June 30, 2016, the cost of interest-bearing liabilities averaged 0.69%, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 3.75%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At June 30, 2016, the 100 and 200 basis point immediate decreases in rates are estimated to affect tax-adjusted net present value with decreases of 6.0% and 15.0%, respectively. Additionally, tax-adjusted net present value is projected to decrease 0.0%, 2.0% and 6.1% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are within the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(13.6)%
+200 bp Shock vs. Stable Rate	(8.5)%
+100 bp Shock vs. Stable Rate	(4.0)%
Flat rate
-100 bp Shock vs. Stable Rate	(1.7)%
-200 bp Shock vs. Stable Rate	(7.3)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(6.1)%
+200 bp Shock vs. Stable Rate	(2.0)%
+100 bp Shock vs. Stable Rate	―
Flat rate
-100 bp Shock vs. Stable Rate	(6.0)%
-200 bp Shock vs. Stable Rate	(15.0)%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2016.

b)	Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2016	―	―	―	120,000
May 1 — May 31, 2016	―	―	―	120,000
June 1 — June 30, 2016	―	―	―	120,000
Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

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

FIRST KEYSTONE CORPORATION
Registrant

August 8, 2016	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2016	/s/ Diane C.A. Rosler
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