Form 10-K
period 2016-12-31
FIRST KEYSTONE CORP
filed 2017-03-17
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2016 determined by using a per share closing price on that date of $24.99 as quoted on the Over the Counter Market, was $124,464,644.

At March 1, 2017, there were 5,671,451 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2017 definitive Proxy Statement are incorporated by reference in Part III of this Report.

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

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 98% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2016, 2015, and 2014, and was the only reportable segment. At December 31, 2016, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $984 million, $726 million and $110 million, respectively.

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

At December 31, 2016, the Bank had 170 full-time employees and 22 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is www.firstkeystonecorporation.com and the Bank’s internet website is www.fkc.bank.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches from Monroe and Montour counties along the Interstate 80 corridor through parts of Columbia and Luzerne counties as well as other adjoining counties. The Bank’s eastern market area is centered in Stroudsburg, Pennsylvania and serves all of Monroe county, as well as adjoining counties of Pike and Northampton. The area served by the Bank is a mix of rural communities and small to mid-sized towns. The current population of the Bank’s primary four-county footprint has decreased 2.3% since 2012 to 568,000 and is estimated to decrease 0.7% to 565,000 by 2022. As of June 30, 2016, the FDIC deposit market share data ranked the Bank 4th in the deposit market share in the four-county market, with 6.5% of deposits.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 12,000. The Bank ranks a commanding first in deposit market share in the Berwick market with 71.2% of deposits as of June 30, 2016, based on data compiled annually by the FDIC.

In the course of attracting and retaining deposits and originating loans, the Bank faces considerable competition. The Bank competes with 23 commercial banks, 2 savings associations, 1 thrift, and 32 credit unions for traditional banking products, such as deposits and loans in its primary four-county market area. Additionally, the Bank competes with consumer finance companies for loans, mutual funds and other investment alternatives for deposits. The Bank competes for deposits based on the ability to provide a range of competitively priced products, quality service, competitive rates, and convenient locations and hours. The competition among its peers for loan origination generally relates to interest rates offered, products available, ease of process, quality of service, and loan origination fees charged. The economic base of the Bank’s market region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

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

Competition - Bank

The Bank’s competition is comprised of national, regional, community banking financial institutions and credit unions. The Bank’s major competitors in Columbia, Luzerne, Montour and Monroe counties are:

•	First Columbia Bank & Trust Co.
•	PNC Bank, N.A.
•	M & T Bank
•	FNB Bank, N.A.
•	Wells Fargo Bank
•	BB&T
•	Citizens Savings Bank
•	ESSA Bank & Trust
•	First National Community Bank
•	Service 1st FCU
•	Jersey Shore State Bank
•	Community Bank, N.A.
•	Valor FCU
•	Peoples Security Bank
•	Luzerne Bank

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 8%, a common equity tier 1 risk-based capital ratio of at least 6.5%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 6%, a common equity tier 1 risk-based capital ratio of at least 4.5%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2016, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 15 — Regulatory Matters.

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

•	asset quality and earnings
•	operational and managerial, and
•	compensation .

Such standards would include a ratio of classified assets to capital, minimum earnings, and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies. Operational and managerial standards must relate to:

•	internal controls, information systems and internal audit systems
•	loan documentation
•	credit underwriting
•	interest rate exposure
•	asset growth, and
•	compensation, fees and benefits.

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

The following table presents the Bank’s capital ratios at December 31, 2016.

(Dollars In Thousands)
Tier I Capital	$83,812
Common Equity Tier 1 Capital	$83,812

Tier II Capital	$7,559

Total Capital	$91,371

Adjusted Total Average Assets	$966,718
Total Adjusted Risk-Weighted Assets[1]	$641,800

Tier I Risk-Based Capital Ratio[2]	13.059%
Required Tier I Risk-Based Capital Ratio (plus Capital Buffer)	6.625%
Excess Tier I Risk-Based Capital Ratio	6.434%
Common Equity Tier 1 Risk-Based Capital Ratio[3]	13.059%
Required Common Equity Tier 1 Risk-Based Capital Ratio (plus Capital Buffer)	5.125%
Excess Common Equity Tier 1 Risk-Based Capital Ratio	7.934%
Total Risk-Based Capital Ratio[4]	14.237%
Required Total Risk-Based Capital Ratio (plus Capital Buffer)	8.625%
Excess Total Risk-Based Capital Ratio	5.612%
Tier I Leverage Ratio[5]	8.670%
Required Tier I Leverage Ratio	4.000%
Excess Tier I Leverage Ratio	4.670%

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

The Corporation’s ability to maintain the required levels of capital is substantially dependent upon the success of the Corporation’s capital and business plans; the impact of future economic events on the Corporation’s loan customers; and the Corporation’s ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses. See also the information under Capital Strength in Management’s Discussion and Analysis on page 42 of this report.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) were required to comply by January 1, 2014. The final rules call for the following capital requirements:

•	A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.
•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
•	A minimum ratio of total capital to risk-weighted assets of 8%.
•	A minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016. The capital level required to avoid restrictions on elective distributions applicable to the Bank were as follows:

•	A common equity tier 1 capital ratio of 5.125%.
•	A tier 1 risk based capital ratio of 6.625%.
•	A total risk based capital ratio of 8.625%.

As of December 31, 2016, the Bank maintained capital ratios above the required capital conservation buffer.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) became law in July 2010. Dodd-Frank is intended to affect a fundamental restructuring of federal banking regulation. Among other things, Dodd-Frank created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. Dodd-Frank additionally created a new independent federal regulator to administer federal consumer protection laws. Dodd-Frank continues to have a significant impact on our business operations as its provisions are amended and requirements are clarified. Community banks have seen an increase in operating and compliance costs and interest expense. Among the provisions that have affected us are the following:

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

Department of Defense Military Lending Rule

In 2015, the U.S. Department of Defense issued a final rule which restricts pricing and terms of certain credit extended to active duty military personnel and their families.  This rule, which was implemented effective October 3, 2016, caps the interest rate on certain credit extensions to an annual percentage rate of 36% and restricts other fees.  The rule requires financial institutions to verify whether customers are military personnel subject to the rule.  The impact of this final rule, and any subsequent amendments thereto, on the Corporation’s lending activities and the Corporation’s statements of income or condition has had little or no impact; however, management will continue to monitor the implementation of the rule for any potential side effects on the Corporation’s business.

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

As of December 31, 2016, approximately 66.4% of the Corporation’s loan portfolio consisted of Commercial and Industrial loans and Commercial Real Estate loans (including construction loans) of which both include a tax-free component. These types of loans are generally viewed as having more risk of default than Residential Real Estate loans or Consumer loans. Commercial and Industrial and Commercial Real Estate loans are also typically larger than Residential Real Estate loans and Consumer loans. Because the Corporation’s loan portfolio contains a significant number of Commercial and Industrial and Commercial Real Estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s Allowance for Loan Losses is not sufficient to cover actual loan losses, earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and loss and delinquency experience and evaluates economic conditions. If the Corporation’s assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in its loan portfolio at the date of the financial statement. Material additions to the Corporation’s allowance would materially decrease net income. At December 31, 2016, the allowance for loan losses totaled $7.4 million, representing 1.42% of average total loans.

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

The recent change in control of the United States government and issues relating to debt and the deficit may adversely affect the Corporation.

Due to the Republican Party gaining control of the White House, as well as the Republican Party maintaining control of both the House of Representatives and Senate of the United States in the congressional election, could result in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact the Corporation’s business, financial condition and results of operations.

In addition, as a result of past difficulties of the federal government to reach agreement over federal debt and the ongoing issues connected with the debt ceiling, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit on negative watch and a downgrade of the United States’ credit rating would trigger a similar downgrade in the credit rating of these government sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on the Corporation’s financial condition and results of operations.

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

We identified a material weakness in our internal control over financial reporting at December 31, 2016 and cannot assure you that additional material weaknesses will not be identified in the future. If we fail to implement and maintain effective internal control over financial reporting, it could result in material misstatements in our financial statements in the future which could require us to restate financial statements, cause investors to lose confidence in our reported financial information, and have a negative effect on our stock price.

Our management identified a material weakness in our internal control over financial reporting at December 31, 2016. See Item 9A, “Controls and Procedures.” While the material weakness had no impact upon our reported financial condition or results of operation at and for the fiscal year ended December 31, 2016 or any prior periods, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements in future periods. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC under Section 404. The existence of a material weakness could result in errors in our financial statements in future periods that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations, and cause investors or customers to lose confidence in our reported financial information, leading to a decline in our stock price or a loss of business.

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

Properties owned are:

•	Main Office located at 111 West Front Street, Berwick, Pennsylvania 18603;
•	Salem Office located at 400 Fowler Avenue, Berwick, Pennsylvania 18603;
•	Freas Avenue Office located at 701 Freas Avenue, Berwick, Pennsylvania 18603;
•	Scott Township Office located at 2301 Columbia Boulevard, Bloomsburg, Pennsylvania 17815;
•	Mifflinville Office located at West Third and Race Streets, Mifflinville, Pennsylvania 18631;
•	Hanover Township Office located at 1540 Sans Souci Parkway, Hanover Township, Pennsylvania 18706;
•	Danville Office located at 1519 Bloom Road, Danville, Pennsylvania 17821;
•	Mountainhome Office located at 1154 Route 390, Cresco, Pennsylvania 18326;
•	Brodheadsville Office located at 2022 Route 209, Brodheadsville, Pennsylvania 18322;
•	Swiftwater Office located at 2070 Route 611, Swiftwater, Pennsylvania 18370;
•	Plymouth Office located at 463 West Main Street, Plymouth, Pennsylvania 18651;
•	Kingston Office located at 299 Wyoming Avenue, Kingston, Pennsylvania 18704;
•	Dallas Office located at 2325 Memorial Highway, Dallas, Pennsylvania 18612;
•	Shickshinny Office located at 107 South Main Street, Shickshinny, Pennsylvania 18655;
•	Properties located at Second and Market Streets, and Third and Bowman Streets, Berwick, Pennsylvania 18603; and
•	20 ATMs located in Columbia, Luzerne, Montour and Monroe counties.

Properties leased are:

•	Briar Creek Office located inside the Giant Market at 50 Briar Creek Plaza, Berwick, Pennsylvania 18603;
•	Nescopeck Office located at 437 West Third Street, Nescopeck, Pennsylvania 18635;
•	Stroudsburg Office located at 559 Main Street, Stroudsburg, Pennsylvania 18360; and
•	Mountain Top Office located at 18 North Mountain Boulevard, Mountain Top, Pennsylvania 18707 (land parcel is leased and the bank building is owned).

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded in the over-the-counter market on the OTC Market under the symbol “FKYS”. The following table sets forth:

•	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
•	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2015; and
•	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK

			Per Share
	High	Low	Dividend Paid
2016

First quarter	$26.50	$24.00	$0.27
Second quarter	$27.80	$24.98	$0.27
Third quarter	$27.25	$24.00	$0.27
Fourth quarter	$26.50	$23.92	$0.27

2015

First quarter	$26.50	$24.50	$0.27
Second quarter	$26.25	$24.48	$0.27
Third quarter	$25.30	$22.50	$0.27
Fourth quarter	$26.50	$23.83	$0.27

As of December 31, 2016, the Corporation had approximately 933 shareholders of record.

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

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on the Corporation’s common stock during the period December 31, 2006, through and including December 31, 2016, with:

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

FIRST KEYSTONE CORPORATION

	Period Ending
	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
First Keystone Corporation	100.00	92.10	89.35	110.98	120.82	149.00	184.35	197.44	203.04	219.28	220.50
Nasdaq Composite	100.00	110.55	66.30	96.34	113.70	112.76	132.44	185.57	212.94	227.76	247.96
SNL U.S. Bank $500MM-$1B	100.00	80.13	51.35	48.90	53.38	46.96	60.21	78.07	85.66	96.68	130.54
Russell 3000	100.00	105.14	65.92	84.60	98.92	99.93	116.34	155.37	174.88	175.72	198.10

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014	2013	2012

SELECTED FINANCIAL DATA AT YEAR END:
Total assets	$984,283	$983,489	$912,353	$901,514	$819,966
Total investment securities	379,641	385,267	348,722	354,770	298,873
Net loans	515,025	509,871	481,071	439,999	427,124
Total deposits	725,982	720,598	661,562	690,075	608,834
Total long-term borrowings	75,116	70,232	65,339	40,429	44,520
Total stockholders’ equity	109,685	108,438	106,271	96,351	103,330

SELECTED OPERATING DATA:
Interest income	$31,643	$31,711	$31,019	$30,961	$34,936
Interest expense	5,282	4,966	4,452	4,954	6,514
Net interest income	26,361	26,745	26,567	26,007	28,422
Provision for loan losses	2,083	2,277	433	1,372	1,600
Net interest income after provision for loan losses	24,278	24,468	26,134	24,635	26,822
Non-interest income	7,387	7,697	7,902	7,805	5,875
Non-interest expense	20,348	21,022	21,208	19,942	20,521
Income before income tax expense	11,317	11,143	12,828	12,498	12,176
Income tax expense	1,845	1,971	2,617	2,225	2,006
Net income	$9,472	$9,172	$10,211	$10,273	$10,170

PER SHARE DATA:
Net income	$1.68	$1.64	$1.84	$1.87	$1.86
Dividends	1.08	1.08	1.05	1.04	1.01

PERFORMANCE RATIOS:
Return on average assets	0.96%	0.96%	1.13%	1.23%	1.25%
Return on average equity	8.23%	8.43%	9.90%	10.12%	10.19%
Dividend payout	64.30%	65.79%	56.95%	55.64%	54.18%
Average equity to average assets	11.68%	11.40%	11.45%	12.10%	12.28%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Versus Year Ended December 31, 2015

Net income increased to $9,472,000 for the year ended December 31, 2016, as compared to $9,172,000 for the prior year, an increase of 3.3%. Earnings per share, both basic and diluted, for 2016 was $1.68 as compared to $1.64 in 2015, an increase of 2.4%. Dividends per share for 2016 and 2015 were $1.08. The Corporation’s return on average assets was 0.96% in 2016 and 2015. Return on average equity decreased to 8.23% in 2016 from 8.43% in 2015. Total interest income in 2016 amounted to $31,643,000, a decrease of $68,000 or 0.2% from 2015. Total interest expense of $5,282,000 increased $316,000 or 6.4% from 2015. The majority of this increase related to higher interest bearing deposit balances during the year in 2016.

Net interest income, as indicated below in Table 1, decreased by $384,000 or 1.4% to $26,361,000 for the year ended December 31, 2016. The Corporation’s net interest income on a fully tax equivalent basis decreased by $108,000, or 0.4% to $28,739,000 in 2016 as compared to $28,847,000 in 2015.

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

Table 1 — Net Interest Income

(Dollars in thousands)	2016/2015				2015/2014
	Increase/(Decrease)				Increase/(Decrease)
	2016	Amount	%	2015	Amount	%	2014
Interest Income	$31,643	$(68)	(0.2)	$31,711	$692	2.2	$31,019
Interest Expense	5,282	316	6.4	4,966	514	11.5	4,452
Net Interest Income	26,361	(384)	(1.4)	26,745	178	0.7	26,567
Tax Equivalent Adjustment	2,378	276	13.1	2,102	325	18.3	1,777
Net Interest Income (fully tax equivalent)	$28,739	$(108)	(0.4)	$28,847	$503	1.8	$28,344

Table 2 — Average Balances, Rates and Interest Income and Expense

(Dollars in thousands)
	2016			2015			2014
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2]	$82,924	$2,868	3.46%	$82,591	$2,814	3.41%	$65,012	$2,685	4.13%
Real Estate[1]	429,205	18,495	4.31%	421,578	18,259	4.33%	398,179	17,507	4.40%
Consumer, net[1,2]	6,016	492	8.18%	5,436	441	8.11%	5,279	383	7.26%
Fees on Loans	—	565	0%	—	629	0%	—	552	0%
Total Loans[3]	518,145	22,420	4.33%	509,605	22,143	4.35%	468,470	21,127	4.51%

Investment Securities:
Taxable	243,326	5,572	2.29%	258,320	6,526	2.53%	282,145	7,850	2.78%
Tax-Exempt[1]	140,605	5,739	4.08%	105,974	4,697	4.43%	68,062	3,561	5.23%
Total Investment Securities	383,931	11,311	2.95%	364,294	11,223	3.08%	350,207	11,411	3.26%
Restricted Investment in Bank Stocks	5,245	253	4.82%	5,767	415	7.20%	5,836	252	4.32%
Interest-Bearing Deposits in Other Banks	3,316	37	1.12%	2,226	32	1.44%	1,170	6	0.51%
Total Other Interest Earning Assets	8,561	290	3.39%	7,993	447	5.59%	7,006	258	3.68%
Total Interest Earning Assets	910,637	34,021	3.74%	881,892	33,813	3.83%	825,683	32,796	3.97%

Non-Interest Earning Assets:
Cash and Due From Banks	8,119			7,648			7,687
Allowance for Loan Losses	(7,136)			(6,694)			(6,483)
Premises and Equipment	19,686			20,426			21,252
Other Assets	53,783			51,321			52,813
Total Non-Interest Earning Assets	74,452			72,701			75,269
Total Assets	$985,089			$954,593			$900,952

Interest Bearing Liabilities:
Savings, NOW Accounts, and Money Markets	$423,037	$1,139	0.27%	$391,179	$926	0.24%	$362,219	$728	0.20%
Time Deposits	186,182	2,286	1.23%	192,177	2,232	1.16%	204,024	2,226	1.09%
Securities Sold U/A to Repurchase	22,218	59	0.26%	21,221	53	0.25%	16,936	40	0.24%
Short-Term Borrowings	44,192	259	0.59%	60,549	212	0.35%	58,519	174	0.30%
Long-Term Borrowings	72,992	1,539	2.11%	69,837	1,543	2.21%	54,331	1,284	2.36%
Federal Funds Purchased	—	—	0%	—	—	0%	2	—	0%
Total Interest Bearing Liabilities	748,621	5,282	0.71%	734,963	4,966	0.68%	696,031	4,452	0.64%

Non-Interest Bearing Liabilities:
Demand Deposits	111,315			101,063			92,454
Other Liabilities	10,048			9,725			9,350
Stockholders’ Equity	115,105			108,842			103,117
Total Liabilities/Stockholders’ Equity	$985,089			$954,593			$900,952

Net Interest Income Tax Equivalent		$28,739			$28,847			$28,344

Net Interest Spread			3.03%			3.15%			3.33%

Net Interest Margin			3.16%			3.27%			3.43%

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

Table 2 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2016, 2015 and 2014.

The yield on earning assets was 3.74% in 2016, 3.83% in 2015, and 3.97% in 2014. The rate paid on interest bearing liabilities was 0.71% in 2016, 0.68% in 2015, and 0.64% in 2014. This resulted in a decrease in our net interest spread to 3.03% in 2016, as compared to 3.15% in 2015 and 3.33% in 2014.

As Table 2 illustrates, net interest margin, which is interest income less interest expense divided by average earning assets, was 3.16% in 2016 as compared to 3.27% in 2015 and 3.43% in 2014. Net interest margins are presented on a tax-equivalent basis. In 2016, yield on earning assets decreased by 0.09%, from 3.83% to 3.74% while the rate paid on interest bearing liabilities increased 0.03%. As investments were sold, matured or called, the principal balances were reinvested at lower, current rates. This was the primary cause of the lower yield on investments. Savings, NOW and money market interest expense increased as a result of the nationally branded Kasasa suite of high interest rewards checking and savings accounts. Average long-term borrowings increased $3,155,000 while the average rate paid on these borrowings decreased by 0.10% from 2.21% to 2.11%. Interest income exempt from federal tax was $4,767,000 in 2016, $4,203,000 in 2015, and $3,520,000 in 2014. Interest income exempt from federal tax increased due to purchases of tax-exempt securities. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The decline in our net interest margin came from slightly lower earning asset yields in 2016 and 2015. Fully tax equivalent net interest income decreased from 2015 to 2016 by $108,000 or 0.4% to $28,739,000. This occurred while the level of average earning assets increased by 3.3%. The Corporation’s net interest margin was under pressure when interest rates started to rise since the Corporation continues to be liability sensitive. There will be more liabilities, including deposits, repricing than earning assets (loans and investments). To negate the potential impact of a lesser net interest margin, the Corporation will continue to focus on attracting lower cost checking, savings and money market accounts and reduce somewhat its dependence on higher priced certificates of deposit.

In December 2016, the Federal Reserve increased the federal-funds rate by 0.25%, making the target range between 0.50% and 0.75%. The impact to the Bank’s net interest margin has been a slight tightening. Short-term borrowing costs have increased in a similar fashion. However, there has been little to no change to deposit funding costs. Asset yields are starting to pick up across the curve. The Bank will continue to monitor short-term rate increases in 2017 as well as the slope and position of the yield curve. A steady and continued path of rising interest rates will have an initial negative effect on net interest margin, based on our asset/liability management model. However, indications are that higher interest rates, accompanied by a positively sloped yield curve would serve to increase our net interest margin in the long-term.

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

In 2016, the decrease in net interest income on a fully tax equivalent basis of $108,000 resulted from an increase in volume of $1,485,000 and a decrease of $1,593,000 due to changes in rate. In 2015, the increase in net interest income on a fully tax equivalent basis of $503,000 resulted from an increase in volume of $2,867,000 and a decrease of $2,364,000 due to changes in rate.

Table 3 — Rate/Volume Analysis

(Dollars in thousands)	2016 COMPARED TO 2015			2015 COMPARED TO 2014
	VOLUME	RATE	NET	VOLUME	RATE	NET
Interest Income:
Loans, Net	$371	$(94)	$277	$1,855	$(839)	$1,016
Taxable Investment Securities	(379)	(575)	(954)	(663)	(661)	(1,324)
Tax-Exempt Investment Securities	1,535	(493)	1,042	1,984	(848)	1,136
Restricted Investment in Bank Stocks	(38)	(124)	(162)	(3)	166	163
Other	16	(11)	5	5	21	26
Total Interest Income	$1,505	$(1,297)	$208	$3,178	$(2,161)	$1,017
Interest Expense
Savings, NOW and Money Markets	$75	$138	$213	$58	$140	$198
Time Deposits	(70)	124	54	(129)	135	6
Securities Sold U/A to Repurchase	2	4	6	10	3	13
Short-Term Borrowings	(57)	104	47	6	32	38
Long-Term Borrowings	70	(74)	(4)	366	(107)	259
Total Interest Expense	20	296	316	311	203	514
Net Interest Income	$1,485	$(1,593)	$(108)	$2,867	$(2,364)	$503

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Balances on non-accrual loans are included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2016, the provision for loan losses was $2,083,000 as compared to $2,277,000 for 2015 and $433,000 for 2014. The provision increased in 2016 and 2015 as compared to 2014 due to the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, economic conditions, other relevant factors, and individually significant charge-offs of $943,000 and $1,355,000 in 2016 and 2015, respectively, as discussed below and in the Allowance For Loan Losses section on page 36. Net charge-offs by the Corporation for the fiscal years ended December 31, 2016, 2015 and 2014 were $1,465,000, $1,928,000, and $562,000, respectively. See Allowance for Loan Losses on page 36 for further discussion.

Gross charge-offs amounted to $1,494,000 at December 31, 2016, as compared to $2,016,000 at December 31, 2015 and $691,000 at December 31, 2014. The significant increase from 2014 to 2015 was due to a large charge-off in the amount of $1,355,000 on a Commercial Real Estate loan to a student housing holding company. The loan was moved to non-accrual status during the third quarter of 2015 due to uncertainty regarding the collectability of principal and interest based on the borrower’s failure to achieve stabilization and meet projected occupancy rates. The charge-off was completed during the fourth quarter of 2015 because the underlying value of the collateral supporting the loan was not sufficient to cover the loan balance. At that time, the loan was charged down to the estimated value of the supporting collateral less costs to sell. The increased level of charge-offs continued from 2015 to 2016 because a large charge-off in the amount of $943,000 was completed during the third quarter of 2016 on a Commercial Real Estate troubled debt restructuring to a student housing holding company due to uncertainty regarding the collectability of principal and interest based on the borrower’s failure to achieve stabilization and meet projected occupancy rates. As the underlying value of the collateral was not sufficient to cover the loan balance, the loan was charged down to the estimated value of the supporting collateral less costs to sell. The large charge-offs also contributed to the increase in net charge-offs and provision for loan losses in 2016 and 2015 as compared to 2014, but does not indicate a significant change in asset quality in the overall loan portfolio. See Table 10 – Analysis of Allowance for Loan Losses for further details.

The allowance for loan losses as a percentage of average loans outstanding was 1.42% as of December 31, 2016, 1.32% as of December 31, 2015 and 1.36% as of December 31, 2014.

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

Non-interest income through December 31, 2016 was $7,387,000, a decrease of 4.0%, or $310,000, from 2015. Table 4 provides the major categories of non-interest income and each respective change comparing the last three years. The majority of the 2016 decrease was due to a decrease in net investment securities gains and other non-interest income as a result of a decline in retail investment activity.

During 2016, the Corporation recorded a net gain of $1,764,000 from the sales of securities in its investment portfolio, a decrease of $367,000 from 2015. The Bank has taken gains and losses in the portfolio, primarily in municipal securities, to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates. In 2014, gains totaled $2,756,000, while in 2015 they were $2,131,000. These gains resulted from the normal readjustment process within the portfolio.

Gains on sales of mortgage loans provided income of $358,000 in 2016 as compared to $548,000 in 2015 and $284,000 in 2014. The decrease in gains on sales of mortgage loans in 2016 was due to a decrease in loans originated with the intent to sell and volume of loans sold. In 2016, the Bank originated $29,168,000 in residential mortgage loans, of which $12,928,000 were originated with the intent to sell. This compared unfavorably to 2015 when the Bank originated $36,939,000 in residential mortgage loans, of which $18,251,000 were originated with the intent to sell. The Corporation continues to service the majority of mortgages which are sold. This servicing income provides an additional source of non-interest income on an ongoing basis.

Service charges and fees increased by $13,000 in 2016 as compared to 2015, or 0.7% due to an increase in per item overdraft fees and certain other deposit account fees. In addition, ATM and debit card income increased $80,000 or 6.5%. Service charges and fees increased $159,000 in 2015 as compared to 2014, primarily due to an increase in per item overdraft fees and certain other deposit account fees. During 2014, the Bank evaluated competitor fees in the marketplace and determined that higher deposit fees could be supported.

During the third quarter of 2016, the Corporation received $458,000 in tax-free claims income from life insurance proceeds as the result of a death benefit paid on a life insurance policy covering one of its former employees that remained an insured person by the Corporation’s bank-owned life insurance program following her separation of employment.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit investment products, and miscellaneous fees, decreased $268,000, or 54.3% in 2016 and decreased $30,000 or 5.7% in 2015. The decrease in other income in 2016 was the result of a decline in retail investment activity.

Table 4 — Non-Interest Income

(Dollars in thousands)	2016/2015				2015/2014
	Increase/(Decrease)				Increase/(Decrease)
	2016	Amount	%	2015	Amount	%	2014
Trust department	$840	$(37)	(4.2)	$877	$(44)	(4.8)	$921
Service charges and fees	1,786	13	0.7	1,773	159	9.9	1,614
Bank owned life insurance income	651	(13)	(2.0)	664	(16)	(2.4)	680
ATM and debit card income	1,304	80	6.5	1,224	101	9.0	1,123
Gains on sales of mortgage loans	358	(190)	(34.7)	548	264	93.0	284
Impairment charges on equity securities	—	14	(100.0)	(14)	(14)	N/A	―
Gains from life insurance proceeds	458	458	N/A	—	—	N/A	—
Other	226	(268)	(54.3)	494	(30)	(5.7)	524
Subtotal	5,623	57	1.0	5,566	420	8.2	5,146
Net investment securities gains	1,764	(367)	(17.2)	2,131	(625)	22.7	2,756
Total	$7,387	$(310)	(4.0)	$7,697	$(205)	2.6	$7,902

NON-INTEREST EXPENSE

Non-interest expense consists of salaries and employee benefits, occupancy, furniture and equipment, and other miscellaneous expenses. Table 5 provides the yearly non-interest expense by category, along with the amount, dollar changes, and percentage of change.

Total non-interest expense amounted to $20,348,000, a decrease of $674,000, or 3.2% in 2016 as compared to a decrease of $186,000, or 0.9% in 2015. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to 51.5% of total non-interest expense in 2016 and 52.4% in 2015. Salaries and employee benefits decreased $528,000, or 4.8% in 2016 and decreased $463,000, or 4.0% in 2015. The Corporation experienced a 21.9% decrease in medical insurance for its employees in 2016. In 2015, reductions in salaries and employee benefits were achieved through changes implemented in staffing levels throughout the organization. The number of full time equivalent employees was 182 as of December 31, 2016, 189 as of December 31, 2015, and 205 as of December 31, 2014.

Net occupancy expense decreased $66,000, or 3.6% in 2016 as compared to a decrease of $21,000, or 1.1% in 2015. The decrease in 2016 was due to lower maintenance costs associated with snow plowing and salting. Net furniture and equipment and computer expense increased $85,000 or 5.9% in 2016 compared to a decrease of $228,000 or 13.8% in 2015. The increase in 2016 was primarily due to maintenance on software increases stemming from new credit and loans software being implemented. The decrease in 2015 was due to lower software maintenance costs as a result of the outsourcing of the Bank’s core processing system. Professional services increased $48,000, or 7.9% in 2016 as compared to a decrease of $6,000, or 1.0% in 2015. The increase in 2016 was due to pricing increases associated with audit and tax services and the implementation of a new trust consulting vendor. Pennsylvania shares tax expense decreased $12,000, or 1.7% in 2016 as compared to an increase of $77,000, or 12.1% in 2015. The increase in 2015 was due to a larger increase in total assets and total equity. FDIC insurance expense decreased $50,000, or 9.4% in 2016 as compared to an increase of $27,000, or 5.3% in 2015. The decrease in 2016 was due to changes in assessment methodologies implemented by the FDIC in the second half of the year. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. ATM and debit card fees increased $51,000, or 8.5% in 2016 as compared to an increase of $22,000, or 3.8% in 2015. The increase in 2016 was due to increased transaction volume and an increase in ATM and debit card production costs due to the switch to the new EMV chip cards. Data processing fees decreased $14,000, or 2.5% in 2016 as compared to an increase of $271,000, or 90.3% in 2015. The large increase in 2015 was the result of the planned outsourcing of the Bank’s core processing system for data security, disaster recovery and system efficiency goals. In 2016, the expense associated with the outsourcing initiative leveled off with only slight pricing changes. Foreclosed assets held for resale expense amounted to $289,000 in 2016, $111,000 in 2015 and $80,000 in 2014. The Corporation incurred costs associated with the maintenance and sales of eight foreclosed properties in 2014, twelve properties in 2015 and sixteen properties in 2016. Advertising expenses decreased $86,000 or 18.1% as a result of decreased media advertising expenses, primarily newspaper and television advertising. Other expenses decreased $280,000 or 8.9% from 2015 to 2016. This was due to decreases in retail investment expense, as the result of the loss of two key employees and restructuring of the department, a decrease in the provision for unfunded commitments expense as the provision was funded to cover the unfunded commitments in the whole loan portfolio in 2015 and only adjusted accordingly for fluctuations in 2016, and a decrease in data communications expense due to new pricing agreements made in the prior year with our largest service provider.

The overall level of non-interest expense remains low, relative to the Bank’s peers (community banks from $500 million to $1 billion in assets). In fact, the Bank’s total non-interest expense was 2.07% of average assets in 2016 and 2.20% in 2015. The Bank’s non-interest expense as a percentage of average assets places the Bank among the leaders in its peer financial institution categories in controlling non-interest expense.

Table 5 — Non-Interest Expense

(Dollars in thousands)	2016/2015				2015/2014
	Increase/(Decrease)				Increase/(Decrease)
	2016	Amount	%	2015	Amount	%	2014
Salaries and employee benefits	$10,484	$(528)	(4.8)	$11,012	$(463)	(4.0)	$11,475
Occupancy, net	1,747	(66)	(3.6)	1,813	(21)	(1.1)	1,834
Furniture and equipment	555	(47)	(7.8)	602	17	2.9	585
Computer expense	959	132	16.0	827	(245)	(22.9)	1,072
Professional services	657	48	7.9	609	(6)	(1.0)	615
Pennsylvania shares tax	700	(12)	(1.7)	712	77	12.1	635
FDIC Insurance	482	(50)	(9.4)	532	27	5.3	505
ATM and debit card fees	651	51	8.5	600	22	3.8	578
Data processing fees	557	(14)	(2.5)	571	271	90.3	300
Foreclosed assets held for resale	289	178	160.4	111	31	38.8	80
Advertising	390	(86)	(18.1)	476	(93)	(16.3)	569
Other	2,877	(280)	(8.9)	3,157	197	6.7	2,960
Total	$20,348	$(674)	(3.2)	$21,022	$(186)	(0.9)	$21,208

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2016, was $1,845,000 as compared to $1,971,000 and $2,617,000 for the years ended December 31, 2015 and 2014, respectively. The effective income tax rate was 16.3% in 2016, 17.7% in 2015, and 20.4% in 2014. The decrease in the effective tax rate for 2016 was due to a net increase in tax-exempt income from investments in and loans to state and local units of government, tax-free claims income from life insurance proceeds as the result of a death benefit paid for a former employee, and a decrease in net gains on sales of investment securities. The Corporation looks to maximize its tax-exempt income derived from both tax-free loans and tax-free municipal securities without triggering the alternative minimum tax. Pending any change to current tax law, the Corporation does not expect a material change in its tax rate for 2017.

FINANCIAL CONDITION

GENERAL

Total assets increased to $984,283,000 at year-end 2016, an increase of 0.1% from year-end 2015. Total assets as of December 31, 2015 were $983,489,000, an increase of 7.8% over 2014.

Net loans increased in 2016 from $509,871,000 to $515,025,000, a 1.0% increase. Loan demand grew in 2016 as the Bank added loans in commercial and residential mortgage categories. Net loans in 2015 increased from 2014 by $28,800,000 or 6.0%.

The cash surrender value of bank owned life insurance totaled $21,718,000 at December 31, 2016, a decrease of $182,000 or 0.8% from 2015.

Investments in low-income housing partnerships were $2,555,000 at year-end 2016, an increase of 64.5% from year-end 2015.  The Bank became a limited partner in a new real estate venture during 2015 with an initial investment of $590,000, a second installment of $1,178,000 in 2016 and a commitment of an additional capital contribution up to $336,000 over the life of the project.  Investing in low-income housing real estate ventures enables the Bank to recognize tax credits and satisfy Community Reinvestment Act initiatives.

As of December 31, 2016, total deposits amounted to $725,982,000, an increase of 0.7% from 2015, while total deposits as of year-end 2015 amounted to $720,598,000, an increase of 8.9% from 2014. The increase in 2016 was primarily due to the issuance of several large jumbo certificates to a municipal depositor. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals, continue to be the Corporation’s most significant source of funds.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Borrowings decreased in 2016 by $6,365,000 and increased in 2015 by $12,309,000.

Total stockholders’ equity increased to $109,685,000 at December 31, 2016, an increase of $1,247,000 or 1.1% over 2015. Total stockholders’ equity increased to $108,438,000 at December 31, 2015, an increase of $2,167,000 or 2.0% over 2014.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.4% for 2016, compared to 92.4% for 2015 and 91.6% for 2014. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

INVESTMENT SECURITIES

The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The investment portfolio has been allocated between securities available-for-sale and securities held-to-maturity. No investment securities were established in a trading account. Available-for-sale securities decreased $5,604,000 or 1.5% to $379,637,000 in 2016. Available-for-sale securities increased $37,575,000 or 10.8% to $385,241,000 in 2015. At December 31, 2016, the net unrealized loss, net of the tax effect, on these securities was $(1,419,000) and was included in stockholders’ equity as accumulated other comprehensive (loss) income. At December 31, 2016, the primary reason for the decrease in accumulated other comprehensive (loss) income was due to market value fluctuations. In 2016, held-to-maturity securities decreased $22,000, or 84.6% to $4,000 after decreasing $1,030,000, or 97.5% in 2015. Table 6 provides data on the carrying value of the Corporation’s investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate an investment security.

The investment portfolio includes U.S. Treasury securities, U.S. Government corporations and agencies, corporate debt obligations, mortgage-backed securities, and obligations of state and political subdivisions, both tax-exempt and taxable. Marketable equity securities consist of common stock investments in other commercial banks and bank holding companies.

Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on the Corporation’s Consolidated Statements of Income. As of December 31, 2016, the investment portfolio does not contain any off-balance sheet derivatives or trust preferred investments.

Table 6 — Investment Securities

(Dollars in thousands)

	December 31,
	2016		2015		2014
	Available	Held to	Available	Held to	Available	Held to
	for Sale[1]	Maturity[2]	for Sale[1]	Maturity[2]	for Sale[1]	Maturity[2]
U.S. Treasury securities	$1,010	$—	$1,021	$ ―	$11,378	$ ―
U. S. Government corporations and agencies	131,877	4	134,066	26	139,224	1,056
Obligations of state and political subdivisions	211,134	—	200,314	―	157,223	―
Corporate debt securities	33,976	—	47,833	―	37,786	―
Marketable equity securities	1,640	—	2,007	―	2,055	―
Total	$379,637	$4	$385,241	$26	$347,666	$1,056

1At fair value.

2At amortized cost.

The amortized cost and weighted average yield of securities, by contractual maturity, are shown below at December 31, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 7 ― Securities Maturity Table

(Dollars in thousands)

	December 31, 2016
	Available-For-Sale					Held-To-Maturity
		U.S. Government	Obligations			U.S. Government
		Corporations &	of State	Corporate	Marketable	Corporations &
	U.S. Treasury	Agencies	& Political	Debt	Equity	Agencies
	Securities	Obligations[1]	Subdivisions[2]	Securities	Securities[3]	Obligations[1]
Within 1 Year:
Amortized cost	$1,008	$ ―	$1,256	$—	$ ―	$ ―
Weighted average yield	0.96%	―	1.40%	—	―	―

1 - 5 Years:
Amortized cost	—	33,727	49,829	10,031	—	4
Weighted average yield	—	2.05%	2.78%	2.24%	—	2.09%

5 - 10 Years:
Amortized cost	—	34,863	60,790	25,147	—	—
Weighted average yield	—	2.01%	3.37%	2.66%	—	—

After 10 Years:
Amortized cost	—	64,964	99,279	—	810	—
Weighted average yield	—	1.62%	3.81%	—	5.66%	―

Total:
Amortized cost	$1,008	$133,554	$211,154	$35,178	$810	$4
Weighted average yield	0.96%	1.83%	3.43%	2.54%	5.66%	2.09%

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

3Marketable equity securities are not considered to have defined maturities and are included in the after ten year category.

LOANS

Total loans increased to $522,382,000 as of December 31, 2016, as compared to a balance of $516,610,000 as of December 31, 2015. Table 8 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased $5,772,000, or 1.1% in 2016 compared to an increase of $29,149,000, or 6.0% in 2015.

Reduced demand for borrowing by businesses combined with the payoff of several large tax-free Commercial and Industrial loans contributed to the nominal 1.1% increase in total loans in 2016, compared to the 6.0% increase in 2015 when aggressive growth goals were set to combat the challenging rate environment. The Commercial and Industrial portfolio decreased $1,501,000 to $83,573,000 as of December 31, 2016, as compared to $85,074,000 at December 31, 2015. The decrease in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $22,922,000 offset by loan payoffs of $24,685,000, combined with utilization of existing lines of credit, offset by regular principal payments. The Commercial Real Estate loan portfolio (which includes tax-free Commercial Real Estate loans) increased $4,501,000 to $263,519,000 as of December 31, 2016, as compared to $259,018,000 at December 31, 2015. The increase was mainly the result of $31,253,000 in new loan originations, offset by $11,770,000 in loan payoffs in addition to regular principal payments and other typical amortization in the loan portfolio. Residential Real Estate loans increased $2,407,000 to $169,035,000 as of December 31, 2016, as compared to $166,628,000 at December 31, 2015. The increase was the result of new loan originations totaling $27,051,000, offset by loan payoffs of $18,375,000, net loans sold of $2,623,000 and regular principal payments. Net loans sold in the Residential Real Estate portfolio for the year ended December 31, 2016 consisted of total loans sold during the year ended December 31, 2016 of $9,801,000, offset with loans opened and sold in the same quarter during any quarter of 2016 which amounted to $7,178,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $347,092,000 at December 31, 2016. Of total loans, $263,519,000 or 50.4% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. We continue to monitor these portfolios.

The largest relationship is comprised of various real estate entities with a mutual owner who began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $15,275,000 at December 31, 2016. The individual owns a diverse mix of real estate entities which specialize in construction/development projects, leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $14,175,000 in term debt and two lines of credit totaling $1,100,000. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The second largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At December 31, 2016, the relationship had outstanding loan balances and unused commitments of $10,407,000. The debt is comprised of $10,103,000 in term debt, a $249,000 construction mortgage, and two lines of credit totaling $55,000. The loans are secured by commercial real estate and business assets.

The third largest relationship consists of a hotel management company that has been in operation since 1987 and successfully owns and operates seven hotels. At December 31, 2016, the relationship had outstanding balances totaling $8,239,000, which consisted entirely of term debt. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The fourth largest relationship consists of a real estate development/holding company that was established in 2006 to construct a multi-tenant medical complex, as well as the medical-related entities that operate out of the complex. The relationship had outstanding loan balances and unused commitments of $8,219,000 at December 31, 2016. The debt is comprised of $7,502,000 in term debt, $450,000 in lines of credit, and $267,000 in available credit on a real estate term loan. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The fifth largest relationship consists of a city incorporated in 1870, encompassing approximately 2.7 square miles, with a population of over 9,000. In 2016, the city undertook to refinance existing general obligation notes and bonds, to obtain interim financing (pending receipt of grants) to complete construction of a new wastewater treatment plant, and to fund an easement acquisition and obstruction removal project pertaining to the city’s municipal airport. At December 31, 2016, the relationship had outstanding loan balances and unused commitments of $8,085,000, which was comprised of $3,595,000 in term debt and $4,490,000 in available credit on three tax-free commercial loans. The relationship is secured by the full faith, credit, and taxing power of the city.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $493,277,000 or 94.5% of gross loans are graded Pass; $12,384,000 or 2.4% are graded Special Mention; $16,033,000 or 3.1% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $28,417,000 at December 31, 2016, as compared to $23,264,000 at December 31, 2015. Commercial and Industrial non-pass grades increased to $5,109,000 as of December 31, 2016, compared to $4,194,000 as of December 31, 2015. Commercial Real Estate non-pass grades increased to $20,041,000 as of December 31, 2016 as compared to $16,128,000 as of December 31, 2015. Residential Real Estate and Consumer non-pass grades increased to $3,267,000 as of December 31, 2016, as compared to $2,942,000 as of December 31, 2015.

The increase in Commercial and Industrial non-pass grade loans was mainly the result of the downgrade of four large loans totaling $1,504,000, net against payments of $713,000 that were associated with three related loans (combined with typical amortization and other normal fluctuations in the Commercial and Industrial non-pass grade portfolio). One loan in the amount of $500,000 was to a manufacturer that produces parts for various industries. The loan was downgraded to Special Mention during the fourth quarter of 2016 due to reduced sales and profitability, as well as limited liquidity. Payments totaling $713,000 were made on three additional non-pass grade loans to the same entity during the year ended December 31, 2016, decreasing the balance of the Commercial and Industrial non-pass grade portfolio. A loan in the amount of $467,000 to the owner of a recreation facility was downgraded to substandard status during the third quarter of 2016 due to the borrower’s decreased revenues which resulted from reduced snowfall totals and higher than average temperatures during the 2016 winter season, as well as limited liquidity. One loan in the amount of $326,000 was to a contractor specializing in concrete projects. The loan was downgraded to Special Mention during the second quarter of 2016 due to slow payment performance resulting from the borrower’s slower accounts receivable turnover and limited liquidity. A loan in the amount of $211,000 was to a manufacturing company that produces parts for various industries. The loan was downgraded to Special Mention during the third quarter of 2016 due to the borrower’s decreased revenues.

The $3,913,000 increase in Commercial Real Estate non-pass grade loans was the result of various fluctuations in the Commercial Real Estate portfolio during the year ended December 31, 2016, including additions to non-pass grade status, paid-off/closed loans, loans charged-off/charged-down, and loans returned to pass-grade status (combined with typical amortization and other normal fluctuations in the Commercial Real Estate non-pass grade portfolio).

Several large loans were transferred to non-pass grade status during the year ended December 31, 2016, contributing to the increase in the Commercial Real Estate non-pass grade portfolio. A loan in the amount of $3,630,000 to the owner of a recreation facility was downgraded to Substandard during the third quarter of 2016 due to the borrower’s decreased revenues which resulted from reduced snowfall totals and higher than average temperatures during the 2016 winter season, as well as limited liquidity. A loan in the amount of $1,920,000 to a developer of a residential sub-division was downgraded to Special Mention during the third quarter of 2016, as the weak real estate market hampered sales in a related entity’s planned residential housing development, which has adversely impacted the individual’s debt service capability. Three loans totaling $1,135,000 were associated with a non-profit community recreation facility. The loans were downgraded to Substandard during the third quarter of 2016, as the borrower experienced changes in the timing and magnitude of funding streams, which include grants and public donations. One loan to a commercial real estate developer in the amount of $742,000 was downgraded to Special Mention during the third quarter of 2016 because project-related cash flows had not materialized due to lack of signed sales agreements. A loan in the amount of $536,000 to a contractor specializing in concrete projects was downgraded to Special Mention during the second quarter of 2016 due to slow payment performance caused by the borrower’s slower accounts receivable turnover, as well as limited liquidity. A loan in the amount of $500,000 to a gym/health club was downgraded to Substandard and placed on non-accrual status during the third quarter of 2016 because the business is no longer able to support the debt, resulting in payments that fell greater than 90 days past-due.

Commercial Real Estate loans paid-off, charged-down, or moved back to pass-grade status net against the large loans transferred to the Commercial Real Estate non-pass grade portfolio during the year ended December 31, 2016, reducing the large impact that the addition of those loans caused on the portfolio. Activity associated with three loans to a nursing home facility during the year ended December 31, 2016 decreased the Commercial Real Estate non-pass grade portfolio by $2,812,000 (two loans totaling $350,000 were paid off and one loan in the amount of $2,462,000 was moved back to pass-grade status). A charge-off of $943,000 was completed on a Substandard loan to a student housing holding company during the third quarter of 2016 due to uncertainty regarding the collectability of principal and interest based on the borrower’s failure to achieve stabilization and meet projected occupancy rates. As the underlying value of the collateral was not sufficient to cover the loan balance, the loan was charged down to the estimated value of the supporting collateral less costs to sell. Three loans totaling $931,000 to the owner/operator of an indoor recreation facility were returned to pass-grade status during the first quarter of 2016 because business operations were resumed in full after completion of repairs and upgrades following a flood loss, which prompted a return to profitability. A charge-off of $51,000 was completed on a Substandard non-accrual loan to a landscaping company during the second quarter of 2016 and property valued at $125,000 related to the same loan was transferred to foreclosed assets held for resale during the third quarter of 2016. The company has been forced to close operations due to the loss of several large/key customers. The borrower is currently attempting to liquidate additional collateral to repay the Bank for the portion of the loan that remains outstanding.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

The classes of the Corporation’s loan portfolio net of unearned discount and net deferred loan fees and costs are summarized in Table 8.

Table 8 — Loans

(Dollars in thousands)	December 31,
	2016	2015	2014	2013	2012
Commercial and Industrial	$83,573	$85,074	$64,656	$60,822	$54,186
Commercial Real Estate	263,519	259,018	253,922	225,405	225,156
Residential Real Estate	169,035	166,628	163,553	154,675	147,168
Consumer	6,255	5,890	5,330	5,616	6,386
Total Loans	$522,382	$516,610	$487,461	$446,518	$432,896

The Corporation’s maturity and rate sensitivity information related to the loan portfolio is summarized in Table 9.

Table 9 ― Loan Maturity and Interest Sensitivity

Loans by Maturity

(Dollars in thousands)

	December 31, 2016
		After One Year
	One Year	Through	After
	and Less	Five Years	Five Years	Total
Commercial and Industrial	$21,310	$27,484	$34,779	$83,573
Commercial Real Estate	38,250	94,621	130,648	263,519
Residential Real Estate	14,953	51,370	102,712	169,035
Consumer	1,805	3,653	797	6,255
Total	$76,318	$177,128	$268,936	$522,382

The above data represents the amount of loans receivable at December 31, 2016 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loans by Repricing Opportunity

(Dollars in thousands)

	December 31, 2016
		After One Year
	One Year	Through	After
	and Less	Five Years	Five Years	Total
Commercial and Industrial	$39,278	$33,831	$10,464	$83,573
Commercial Real Estate	78,328	167,293	17,898	263,519
Residential Real Estate	23,316	46,963	98,756	169,035
Consumer	3,024	3,228	3	6,255
Total	$143,946	$251,315	$127,121	$522,382

Loans with a fixed interest rate	$56,276	$81,797	$114,846	$252,919
Loans with a variable interest rate	87,670	169,518	12,275	269,463
Total	$143,946	$251,315	$127,121	$522,382

The above data represents the amount of loans receivable at December 31, 2016 which are due or have the opportunity to reprice in the periods indicated, based on remaining scheduled repayments of principal for fixed rate loans or date of next repricing opportunity for variable rate loans. The fixed and variable portions of the amounts of loans receivable due or repricing in the periods indicated are also summarized above.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2016, the allowance for loan losses was $7,357,000 as compared to $6,739,000 as of December 31, 2015. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Table 10 contains an analysis of the allowance for loan losses indicating charge-offs and recoveries by year. In 2016, net charge-offs as a percentage of average loans were 0.28% as compared to 0.38% and 0.12% in 2015 and 2014, respectively. Net charge-offs amounted to $1,465,000 in 2016, $1,928,000 in 2015, and $562,000 in 2014. Net charge-offs increased significantly in 2016 and 2015 as compared to 2014 due to two large charge-offs completed on loans to student housing holding companies. During the year ended December 31, 2016, charge-offs were $1,200,000 in the Commercial Real Estate portfolio due to a large charge-off on a loan to a student housing holding company that was classified as a troubled debt restructuring. The charge-off in the amount of $943,000 was completed during the third quarter of 2016. During the year ended December 31, 2015, charge-offs in the Commercial Real Estate portfolio were $1,759,000 due to a large charge-off on a loan to a student housing holding company completed during the three months ended December 31, 2015 in the amount of $1,355,000. Charge-offs in the Commercial Real Estate category were $1,200,000 in 2016 and $1,759,000 in 2015, compared to $328,000 in 2014. The Corporation’s diligent collection efforts, fewer borrowers defaulting on credit obligations, and the improving economy contributed to the nominal balance in charge-offs in the Commercial Real Estate portfolio in 2014. Excluding the $943,000 and $1,355,000 charge-offs on loans to student housing holding companies, the minimal level of charge-offs in the Commercial Real Estate category would have continued into 2015 and 2016, as the large charge-offs were a deviation from the Bank’s past charge-off activity.

For the year ended December 31, 2016, the provision for loan losses was $2,083,000 as compared to $2,277,000 for 2015 and $433,000 for 2014. The net effect of the provision, charge-offs and recoveries increased the year-end allowance for loan losses to $7,357,000 of which 11.4% was attributed to the Commercial and Industrial component, 60.1% attributed to the Commercial Real Estate component, 24.1% attributed to the Residential Real Estate component (primarily residential mortgages), 1.3% attributed to the Consumer component, and 3.1% being the unallocated component (refer to the activity in Note 4 ― Loans and Allowance for Loan Losses on page 71). The Corporation determined that the provision for loan losses made during 2016 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2016.

Table 10 — Analysis of Allowance for Loan Losses

(Dollars in thousands)	Years Ended December 31,
	2016	2015	2014	2013	2012
Balance at beginning of period	$6,739	$6,390	$6,519	$5,772	$5,929
Charge-offs:
Commercial and Industrial	195	2	107	17	264
Commercial Real Estate	1,200	1,759	328	290	1,077
Residential Real Estate	61	210	209	348	404
Consumer	38	45	47	39	87
	1,494	2,016	691	694	1,832
Recoveries:
Commercial and Industrial	9	22	31	24	23
Commercial Real Estate	—	59	81	31	22
Residential Real Estate	12	1	14	5	1
Consumer	8	6	3	9	29
	29	88	129	69	75

Net charge-offs	1,465	1,928	562	625	1,757
Additions charged to operations	2,083	2,277	433	1,372	1,600
Balance at end of period	$7,357	$6,739	$6,390	$6,519	$5,772

Ratio of net charge-offs during the period to average loans outstanding during the period	0.28%	0.38%	0.12%	0.14%	0.41%
Allowance for loan losses to average loans outstanding during the period	1.42%	1.32%	1.36%	1.49%	1.36%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.42% in 2016, 1.32% in 2015 and 1.36% in 2014.

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

Table 11 — Allocation of Allowance for Loan Losses

(Dollars in thousands)	December 31,
	2016	%*	2015	%*	2014	%*	2013	%*	2012	%*
Commercial and Industrial	$836	11.7	$725	11.0	$542	9.4	$776	13.6	$573	11.4
Commercial Real Estate	4,421	62.0	3,983	60.5	3,176	55.2	3,320	58.1	2,837	56.6
Residential Real Estate	1,777	24.9	1,777	27.0	1,928	33.5	1,565	27.4	1,524	30.4
Consumer	95	1.4	96	1.5	107	1.9	53	0.9	80	1.6
Unallocated	228	N/A	158	N/A	637	N/A	805	N/A	758	N/A
	$7,357	100.00	$6,739	100.0	$6,390	100.0	$6,519	100.0	$5,772	100.0

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

Total non-performing assets amounted to $4,242,000 as of December 31, 2016, as compared to $4,386,000 as of December 31, 2015. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising, while property values in some markets have fallen. Non-accrual loans totaled $2,935,000 as of December 31, 2016 as compared to $2,748,000 as of December 31, 2015. Foreclosed assets held for resale decreased to $1,273,000 as of December 31, 2016 from $1,472,000 as of December 31, 2015. Loans past-due 90 days or more and still accruing interest amounted to $34,000 as of December 31, 2016 as compared to $166,000 as of December 31, 2015. At December 31, 2016, loans past-due 90 days or more and still accruing interest consisted of one Residential Real Estate loan. The borrower has filed bankruptcy, and loan payments are currently being held by a trustee until the bankruptcy plan has been finalized; upon finalization, the payments will be forwarded to the Bank, and the loan will be brought to paid-current status.

Non-performing assets to total loans was 0.8% as of December 31, 2016 and 2015. Non-performing assets to total assets was 0.4% as of December 31, 2016 and 2015. The allowance for loan losses to total non-performing assets was 173.5% as of December 31, 2016 as compared to 153.6% as of December 31, 2015. Additional detail can be found in Table 12 – Non-Performing Assets and Impaired Loans and the Loans Receivable on Non-Accrual Status table in Note 4 ― Loans and Allowance for Loan Losses. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $5,556,000 at December 31, 2016, $2,280,000 at December 31, 2015 and $2,477,000 at December 31, 2014.

Impaired loans were $14,297,000 at December 31, 2016 and $13,367,000 at December 31, 2015. The largest impaired loan relationship at December 31, 2016 consisted of a substandard performing loan to a developer of a residential sub-division in the amount of $3,217,000, which was secured by commercial real estate. The contract was extended and the loan was modified as a TDR during the fourth quarter of 2015 because the weak real estate market has hindered the process of the development plans and expected sales of building lots have not materialized. The discounted cash flow evaluation at December 31, 2016 resulted in a specific allocation of $0. The second largest impaired loan relationship at December 31, 2016 consisted of one performing loan to a student housing holding company in the amount of $3,168,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates that was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The loan experienced a secondary modification during the third quarter of 2016 to extend the repayment term and modify the interest rate. The discounted cash flow evaluation at December 31, 2016 resulted in a specific allocation of $0. The third largest impaired loan relationship at December 31, 2016 consisted of two performing loans associated with a non-profit community recreation facility totaling $1,109,000, both secured by commercial real estate. One loan in the amount of $49,000 was granted a contract extension and modified as a TDR during the third quarter of 2016, and one loan in the amount of $1,060,000 was granted a payment extension and modified as a TDR during the third quarter of 2016. Both modifications were executed to address changes in the timing and magnitude of the organization’s funding streams, which include grants and public donations. Both loans were downgraded to substandard status during the third quarter of 2016. The discounted cash flow evaluations at December 31, 2016 resulted in specific allocations of $0.

The Bank estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $14,297,000 in impaired loans at December 31, 2016, none were located outside the Corporation’s primary market area.

The recorded investment of loans categorized as TDRs was $11,629,000 as of December 31, 2016 as compared to $11,096,000 as of December 31, 2015. The increase was attributable to deterioration in the respective borrowers’ financial position, and in some cases a declining collateral value, along with the Bank’s proactive monitoring of the loan portfolio resulting in the identification of additional loans classified as TDRs. Of the thirty-one restructured loans at December 31, 2016, seven loans are classified in the Commercial and Industrial portfolio and twenty-four loans are classified in the Commercial Real Estate portfolio. At December 31, 2016, ten Commercial Real Estate loans classified as TDRs with a combined recorded investment of $810,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $15,000 were not in compliance with the terms of their restructure, compared to December 31, 2015 when two Commercial Real Estate loans classified as TDRs with a combined recorded investment of $249,000 were not in compliance with the terms of their restructure. The troubled debt restructurings at December 31, 2016 consisted of four interest rate modifications, seventeen term modifications beyond the original stated term, and nine payment modifications. As of December 31, 2016, there was also one troubled debt restructuring that experienced all three types of modification – rate, term, and payment. As of December 31, 2016, there were no specific allocations attributable to the TDRs. There were $2,000 and $31,000 in unfunded commitments on TDRs at December 31, 2016 and 2015, respectively.

During the twelve months ended December 31, 2016, one Commercial and Industrial loan in the amount of $15,000 and one Commercial Real Estate loan in the amount of $49,000, both modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same periods in 2015 and 2014 when four Commercial Real Estate loans totaling $4,382,000 that were modified as TDRs within the twelve months preceding December 31, 2015 and one Consumer loan totaling $4,000 and four Commercial Real Estate loans totaling $188,000 that were modified as TDRs within the twelve months preceding December 31, 2014 had experienced payment defaults. The significant increase in defaulted TDRs at December 31, 2015 as compared to December 31, 2016 and December 31, 2014 is largely due to one loan to a student housing holding company with a balance of $4,204,000 at December 31, 2015, which was modified as a TDR during the first quarter of 2015 and experienced its subsequent default during the second quarter of 2015.

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

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2017. Excluding the assets disclosed in Table 12 – Non-Performing Assets and Impaired Loans and the Troubled Debt Restructurings section in Note 4 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2016, 2015, and 2014 management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 12 — Non-Performing Assets and Impaired Loans

(Dollars in thousands)	December 31,
	2016	2015	2014
Non-performing assets
Non-accrual loans	$2,935	$2,748	$3,974
Foreclosed assets held for resale	1,273	1,472	55
Loans past-due 90 days or more and still accruing interest	34	166	10
Total non-performing assets	$4,242	$4,386	$4,039

Impaired loans
Non-accrual loans	$2,935	$2,748	$3,974
Accruing TDRs	11,362	10,619	3,070
Total impaired loans	14,297	13,367	7,044
Allocated allowance for loan losses	(219)	(340)	(119)
Net investment in impaired loans	$14,078	$13,027	$6,925

Impaired loans with a valuation allowance	$1,392	$4,640	$1,086
Impaired loans without a valuation allowance	12,905	8,727	5,958
Total impaired loans	$14,297	$13,367	$7,044

Allocated valuation allowance as a percent of impaired loans	1.5%	2.5%	1.7%
Impaired loans to total loans	2.7%	2.6%	1.4%
Non-performing assets to total loans	0.8%	0.8%	0.8%
Non-performing assets to total assets	0.4%	0.4%	0.4%
Allowance for loan losses to impaired loans	51.5%	50.4%	90.7%
Allowance for loan losses to total non-performing assets	173.5%	153.6%	158.2%

Real estate mortgages comprise 82.8% of the loan portfolio as of December 31, 2016, as compared to 82.4% as of December 31, 2015. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Deposits increased by $5,384,000, or 0.7% for the year ending December 31, 2016 as compared to a deposit increase of $59,036,000, or 8.9% as of December 31, 2015. The increase in deposits in 2016 can be attributed to increases in demand deposits and savings accounts paired with a large increase in jumbo certificates of deposits due to purchases by a large municipal depositor. The increase in deposits in 2015 can be attributed to a significantly higher balance in one large municipal depositor’s account as of December 31, 2015.

The following schedule reflects the remaining maturities of time deposits and other time deposits of $100,000 or more at December 31, 2016.

(Dollars in thousands)	Time	Other Time
	Deposits	Deposits
	>$100,000	>$100,000
Less than or equal to 3 months	$8,549	$ ―
Over 3 months through 6 months	5,163	―
Over 6 months through 12 months	21,920	855
Over 12 months	42,888	―
	$78,520	$855

Total borrowings were $144,406,000 as of December 31, 2016, compared to $150,771,000 on December 31, 2015. During 2016, long-term borrowings increased from $70,232,000 to $75,116,000. In 2015, long-term borrowings increased from $65,339,000 to $70,232,000. The increases in long-term borrowings occurred in order to sustain growth in the Bank’s loan portfolio and to secure financing at low market rates. Long-term borrowings are typically FHLB term borrowings with a maturity of one year or more.

Short-term debt decreased from $80,539,000 in 2015 to $69,290,000 as of December 31, 2016 as a result of increased deposit balances, offset by additional long-term borrowings. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset seasonal fluctuations in deposits.

In connection with FHLB borrowings, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

The following table shows information about the Corporation’s short-term borrowings as of December 31, 2016 and 2015.

Table 13 ― Short-Term Borrowings

(Dollars in thousands)	2016
			Maximum
	Month		Month
	End	Average	End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$ ―	$ ―	$ ―	1.10%
Securities sold under agreements to repurchase	18,490	22,218	24,302	0.26%
Federal Discount Window	―	―	―	1.10%
Federal Home Loan Bank	50,800	44,192	83,682	0.59%
	$69,290	$66,410	$107,984	0.48%

(Dollars in thousands)	2015
			Maximum
	Month		Month
	End	Average	End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$ ―	$ ―	$ ―	0.00%
Securities sold under agreements to repurchase	20,779	21,221	25,260	0.25%
Federal Discount Window	―	―	―	0.73%
Federal Home Loan Bank	59,760	60,549	76,816	0.35%
	$80,539	$81,770	$102,076	0.32%

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on investment securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income (loss), may increase or decrease total equity capital. The total net increase in capital was $1,247,000 in 2016 after an increase of $2,167,000 in 2015. The increase in equity capital in 2016 was due to the retention of $3,382,000 in earnings and the issuance of new shares through the Corporation’s Dividend Reinvestment Program (“DRIP”) amounting to $1,319,000. Accumulated other comprehensive income (loss) decreased $3,454,000 in 2016 as a result of market fluctuations in the investment portfolio. The increase in equity capital in 2015 was due to the retention of $3,137,000 in earnings and a decrease in accumulated other comprehensive income due to market fluctuations.

The Corporation had 233,112 shares of common stock as of December 31, 2016 and 2015, at a cost of $5,756,000 as treasury stock, authorized and issued but not outstanding.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 8.23% for 2016, 8.43% for 2015, and 9.90% for 2014. Refer to Performance Ratios on page 23 — Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 14 reflects risk-based capital ratios and the leverage ratio for the Bank. The Bank’s leverage ratio was 8.67% at December 31, 2016 and 8.46% at December 31, 2015.

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

Table 14 — Capital Ratios

At December 31, 2016 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of December 31, 2016 and December 31, 2015:

			To Be Well
			Capitalized
			Under Prompt
	December 31,	December 31,	Corrective Action
	2016	2015	Regulations
Tier 1 leverage ratio (to average assets)	8.67%	8.46%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	13.06%	12.67%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.06%	12.67%	8.00%
Total risk-based capital ratio	14.24%	13.76%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of December 31, 2016, the Corporation would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

The Corporation’s capital ratios are not materially different than those of the Bank.

LIQUIDITY MANAGEMENT

The Corporation’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity is needed to provide the funding requirements of depositors’ withdrawals, loan growth, and other operational needs.

Sources of liquidity are as follows:

•	Growth in the core deposit base;
•	Proceeds from sales or maturities of investment securities;
•	Payments received on loans and mortgage-backed securities;
•	Overnight correspondent bank borrowings on various credit lines;
•	Borrowing capacity available from correspondent banks: FHLB, Atlantic Community Bankers Bank (“ACBB”), and Federal Reserve Bank;
•	Securities sold under agreements to repurchase; and
•	Brokered CDs

At December 31, 2016, the Corporation had $263,289,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $4,612,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $18,490,000 at December 31, 2016.

Asset liquidity is provided by investment securities maturing in one year or less, other short-term investments, federal funds sold, and cash and due from banks. The liquidity is augmented by repayment of loans and cash flows from mortgage-backed securities. Liability liquidity is accomplished by maintaining a core deposit base, acquired by attracting new deposits and retaining maturing deposits. Also, short-term borrowings provide funds to meet liquidity needs.

Net cash flows provided by operating activities were $11,753,000, $10,285,000, and $7,076,000 at December 31, 2016, 2015, and 2014, respectively. Net income amounted to $9,472,000 for the year ended December 31, 2016, $9,172,000 for the year ended December 31, 2015, and $10,211,000 for the year ended December 31, 2014. During the years ended December 31, 2016 and 2014, originations of mortgage loans originated for resale exceeded proceeds from sales of mortgage loans originated for resale by $2,769,000 and $885,000, respectively. During the year ended December 31, 2015, proceeds from sales of mortgage loans originated for resale exceeded originations of mortgage loans originated for resale by $1,540,000.

Investing activities used $5,881,000, $75,843,000, and $26,325,000 during the years ended December 31, 2016, 2015, and 2014, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sales, maturities, and redemptions net against purchases) used cash of $1,876,000, $41,869,000, and $16,150,000 during the years ended December 31, 2016, 2015, and 2014. Net cash used to originate loans amounted to $4,245,000 during the year ended December 31, 2016, $34,397,000 during the year ended December 31, 2015, and $41,347,000 during the year ended December 31, 2014.

Financing activities used $5,752,000 during the year ended December 31, 2016, provided $66,599,000 during the year ended December 31, 2015, and used $3,407,000 during the year ended December 31, 2014. Net deposits provided cash of $5,384,000 and $59,036,000 during the years ended December 31, 2016 and 2015, respectively. A decrease in net deposits during the year ended December 31, 2014 used cash of $28,513,000. Short-term borrowings decreased by $11,249,000 during the year ended December 31, 2016 and increased by $7,416,000 and $4,890,000 during the years ended December 31, 2015 and 2014, respectively. Proceeds from long-term borrowings amounted to $10,000,000, $5,000,000, and $30,000,000 during the years ended December 31, 2016, 2015, and 2014, respectively.

Managing liquidity remains an important segment of asset/liability management. The overall liquidity position of the Corporation is maintained by an active asset/liability management committee. The Corporation believes that its core deposit base is stable even in periods of changing interest rates. Liquidity and funds management are governed by policies and measured on a monthly basis. These measurements indicate that liquidity generally remains stable and exceeds the Corporation’s minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Table 15 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2016.

Table 15 — Contractual Obligations

(Dollars in thousands)

	Less than	1 - 3	4 -5	Over
December 31, 2016	1 Year	Years	Years	5 Years	Total

Time deposits	$93,461	$61,026	$34,885	$3,949	$193,321
Securities sold under agreement to repurchase	18,490	—	—	—	18,490
Short-term borrowings	50,800	—	—	—	50,800
Long-term borrowings	10,000	43,000	20,000	2,000	75,000
Operating lease obligations	132	244	118	2,530	3,024
Capital lease obligations	116	—	―	―	116
	$172,999	$104,270	$55,003	$8,479	$340,751

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2016, the Corporation had unfunded outstanding commitments to extend credit of $84,519,000 and outstanding standby letters of credit of $5,794,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 16 — Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 16 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2016. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 16 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2016 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Table 16 — Interest Rate Sensitivity Analysis

(Dollars in thousands)

	December 31, 2016
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total

Assets	$169,209	$404,364	$314,350	$96,360	$984,283

Liabilities/Stockholders’ Equity	216,218	486,490	175,340	106,235	984,283

Interest Rate Sensitivity Gap	$(47,009)	$(82,126)	$139,010	$(9,875)

Cumulative Gap	$(47,009)	$(129,135)	$9,875	―

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

Table 17 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 4.0%, 9.5% and 15.1% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 0.3% and 6.7% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 50 – 75 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years 2016 and 2015, the cost of interest-bearing liabilities averaged 0.71% and 0.68%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 3.74% and 3.83%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At December 31, 2016, the 100 and 200 basis point immediate decreases in rates are estimated to affect tax-adjusted net present value with a decrease of 2.0% and 9.0%, respectively. Additionally, tax-adjusted net present value is projected to decrease 3.0%, 6.0%, and 10.1% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are below the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Table 17 — Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(15.1)%
+200 bp Shock vs. Stable Rate	(9.5)%
+100 bp Shock vs. Stable Rate	(4.0)%
Flat rate
‒100 bp Shock vs. Stable Rate	(0.3)%
‒200 bp Shock vs. Stable Rate	(6.7)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(10.1)%
+200 bp Shock vs. Stable Rate	(6.0)%
+100 bp Shock vs. Stable Rate	(3.0)%
Flat rate
‒100 bp Shock vs. Stable Rate	(2.0)%
‒200 bp Shock vs. Stable Rate	(9.0)%

Table 18 shows the quarterly results of operations for the Corporation for the years ended December 31, 2016 and 2015:

Table 18 — Quarterly Results of Operations (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
2016	March 31	June 30	September 30	December 31
Interest income	$7,969	$7,932	$7,926	$7,816
Interest expense	1,310	1,285	1,309	1,378
Net interest income	6,659	6,647	6,617	6,438
Provision for loan losses	283	284	1,133	383
Non-interest income	1,300	1,666	2,158	2,263
Non-interest expense	5,140	5,014	5,078	5,116
Income before income tax expense	2,536	3,015	2,564	3,202
Income tax expense	360	524	420	541
Net income	$2,176	$2,491	$2,144	$2,661

Basic and diluted earnings per share	$0.39	$0.44	$0.38	$0.47

(Dollars in thousands, except per share data)

	Three Months Ended
2015	March 31	June 30	September 30	December 31
Interest income	$7,909	$7,857	$7,885	$8,060
Interest expense	1,192	1,229	1,254	1,291
Net interest income	6,717	6,628	6,631	6,769
Provision for loan losses	212	213	753	1,099
Non-interest income	1,857	1,993	2,432	1,415
Non-interest expense	5,283	5,396	5,232	5,111
Income before income tax expense	3,079	3,012	3,078	1,974
Income tax expense	630	582	593	166
Net income	$2,449	$2,430	$2,485	$1,808

Basic and diluted earnings per share	$0.44	$0.44	$0.44	$0.32

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

First Keystone Corporation

Berwick, Pennsylvania

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ending December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Keystone Corporation and Subsidiary at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2017 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 17, 2017

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31,
	2016	2015
ASSETS
Cash and due from banks	$8,338	$7,474
Interest-bearing deposits in other banks	790	1,534
Total cash and cash equivalents	9,128	9,008
Time deposits with other banks	1,482	1,482
Investment securities available-for-sale	379,637	385,241
Investment securities held-to-maturity (fair value 2016 - $4; 2015 - $27)	4	26
Restricted investment in bank stocks	5,477	5,742
Loans	522,382	516,610
Allowance for loan losses	(7,357)	(6,739)
Net loans	515,025	509,871
Premises and equipment, net	19,237	20,113
Accrued interest receivable	3,917	4,086
Cash surrender value of bank owned life insurance	21,718	21,900
Investments in low-income housing partnerships	2,555	1,553
Goodwill	19,133	19,133
Foreclosed assets held for resale	1,273	1,472
Deferred income taxes	2,760	692
Other assets	2,937	3,170
TOTAL ASSETS	$984,283	$983,489

LIABILITIES
Deposits:
Non-interest bearing	$110,314	$107,391
Interest bearing	615,668	613,207
Total deposits	725,982	720,598
Short-term borrowings	69,290	80,539
Long-term borrowings	75,116	70,232
Accrued interest payable	427	382
Other liabilities	3,783	3,300
TOTAL LIABILITIES	874,598	875,051

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares in 2016 and 2015; issued 0 in 2016 and 2015	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares in 2016 and 2015; issued 5,904,563 in 2016 and 5,853,317 in 2015; outstanding 5,671,451 in 2016 and 5,620,205 in 2015	11,809	11,707
Surplus	35,047	33,830
Retained earnings	70,004	66,622
Accumulated other comprehensive (loss) income	(1,419)	2,035
Treasury stock, at cost, 233,112 shares in 2016 and 2015	(5,756)	(5,756)

TOTAL STOCKHOLDERS’ EQUITY	109,685	108,438
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$984,283	$983,489

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Years Ended December 31,
	2016	2015	2014
INTEREST INCOME
Interest and fees on loans	$21,952	$21,607	$20,545
Interest and dividend income on investment securities:
Taxable	5,507	6,464	7,781
Tax-exempt	3,829	3,131	2,366
Dividends	65	62	69
Dividend income on restricted investment in bank stocks	253	415	252
Interest on interest-bearing deposits in other banks	37	32	6
Total interest income	31,643	31,711	31,019
INTEREST EXPENSE
Interest on deposits	3,425	3,159	2,953
Interest on short-term borrowings	318	264	215
Interest on long-term borrowings	1,539	1,543	1,284
Total interest expense	5,282	4,966	4,452
Net interest income	26,361	26,745	26,567
Provision for loan losses	2,083	2,277	433
Net interest income after provision for loan losses	24,278	24,468	26,134
NON-INTEREST INCOME
Trust department	840	877	921
Service charges and fees	1,786	1,773	1,614
Bank owned life insurance income	651	664	680
ATM fees and debit card income	1,304	1,224	1,123
Gains on sales of mortgage loans	358	548	284
Net investment securities gains	1,764	2,131	2,756
Impairment charges on equity securities	—	(14)	—
Gains from life insurance proceeds	458	—	—
Other	226	494	524
Total non-interest income	7,387	7,697	7,902
NON-INTEREST EXPENSE
Salaries and employee benefits	10,484	11,012	11,475
Occupancy, net	1,747	1,813	1,834
Furniture and equipment	555	602	585
Computer expense	959	827	1,072
Professional services	657	609	615
Pennsylvania shares tax	700	712	635
FDIC insurance	482	532	505
ATM and debit card fees	651	600	578
Data processing fees	557	571	300
Foreclosed assets held for resale expense	289	111	80
Advertising	390	476	569
Other	2,877	3,157	2,960
Total non-interest expense	20,348	21,022	21,208
Income before income tax expense	11,317	11,143	12,828
Income tax expense	1,845	1,971	2,617
NET INCOME	$9,472	$9,172	$10,211
PER SHARE DATA
Net income per share:
Basic	$1.68	$1.64	$1.84
Diluted	1.68	1.64	1.84
Dividends per share	1.08	1.08	1.05

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014

Net Income	$9,472	$9,172	$10,211

Other comprehensive (loss) income:
Unrealized net holding (losses) gains on available-for-sale investment securities arising during the period, net of income taxes of $(1,154), $(466) and $3,192, respectively	(2,314)	(898)	6,191

Less reclassification adjustment for net gains included in net income, net of income taxes of $(624), $(725) and $(949), respectively (a) (c)	(1,140)	(1,406)	(1,807)

Less reclassification adjustment for impairment charges on equity securities included in net income, net of income taxes of $0, $5 and $0, respectively (b) (c)	—	9	―

Total other comprehensive (loss) income	(3,454)	(2,295)	4,384

Total Comprehensive Income	$6,018	$6,877	$14,595

_______________________

(a)	Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.

(b)	Gross amounts are included in impairment charges on equity securities on the Consolidated Statements of Income in non-interest income.

(c)	Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands, except per share data)
					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity

Balance at January 1, 2014	5.756,474	$11,513	$31,626	$59,089	$(54)	$(5,823)	$96,351

Net Income				10,211			10,211
Other comprehensive income, net of taxes					4,384		4,384
Issuance of common stock under dividend reinvestment plan	46,047	92	1,048				1,140
Dividends - $1.05 per share				(5,815)			(5,815)
Balance at December 31, 2014	5,802,521	11,605	32,674	63,485	4,330	(5,823)	106,271

Net Income				9,172			9,172
Other comprehensive loss, net of taxes					(2,295)		(2,295)
Issuance of common stock under dividend reinvestment plan and exercise of employee stock options	50,796	102	1,156			67	1,325
Dividends - $1.08 per share				(6,035)			(6,035)
Balance at December 31, 2015	5,853,317	11,707	33,830	66,622	2,035	(5,756)	108,438

Net Income				9,472			9,472
Other comprehensive loss, net of taxes					(3,454)		(3,454)
Issuance of common stock under dividend reinvestment plan	51,246	102	1,217				1,319
Dividends - $1.08 per share				(6,090)			(6,090)
Balance at December 31, 2016	5,904,563	$11,809	$35,047	$70,004	$(1,419)	$(5,756)	$109,685

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$9,472	$9,172	$10,211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,083	2,277	433
Depreciation and amortization	1,179	1,309	1,467
Net premium amortization on investment securities	4,012	2,930	1,591
Deferred income tax (benefit) expense	(290)	283	46
Gains on sales of mortgage loans	(358)	(515)	(266)
Gains on sales of mortgage loans held for investment transferred to held for sale	—	(33)	(18)
Proceeds from sales of mortgage loans originated for resale	10,159	19,791	11,256
Originations of mortgage loans originated for resale	(12,928)	(18,251)	(12,141)
Gains on sales of investment securities	(1,764)	(2,131)	(2,756)
Impairment charges on equity securities	—	14	―
Net losses (gains) on sales of foreclosed real estate held for resale, including write-downs	196	34	(28)
Decrease (increase) in accrued interest receivable	169	(773)	303
Earnings on investment in bank owned life insurance	(651)	(664)	(680)
Gains from bank-owned life insurance proceeds	(458)	—	—
Losses on disposals of premises and equipment	1	31	30
Decrease (increase) in other assets	233	(1,191)	375
Amortization of investment in real estate ventures	176	167	159
Increase (decrease) in accrued interest payable	45	(17)	7
Increase (decrease) in other liabilities	477	(2,148)	(2,913)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,753	10,285	7,076
INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	76,759	111,799	195,847
Proceeds from maturities and redemptions of investment securities available-for-sale	21,449	21,759	37,443
Purchases of investment securities available-for-sale	(100,084)	(175,427)	(217,140)
Proceeds from maturities and redemptions of investment securities held-to-maturity	22	1,030	16
Net increase in time deposits with other banks	—	―	(1,482)
Net change in restricted investment in bank stocks	265	(434)	(547)
Net increase in loans	(4,245)	(34,397)	(41,347)
Proceeds from sales of mortgage loans held for investment transferred to held for sale	—	940	834
Proceeds from bank-owned life insurance	1,291	—	—
Purchase of premises and equipment	(383)	(544)	(664)
Purchase of investment in real estate ventures	(1,178)	(590)	―
Proceeds from sales of foreclosed assets held for resale	223	21	715
NET CASH USED IN INVESTING ACTIVITIES	(5,881)	(75,843)	(26,325)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,384	59,036	(28,513)
Net (decrease) increase in short-term borrowings	(11,249)	7,416	4,890
Proceeds from long-term borrowings	10,000	5,000	30,000
Repayment of long-term borrowings	(5,116)	(107)	(5,090)
Common stock issued	1,319	1,252	1,121
Proceeds from issuance of treasury stock	—	37	―
Dividends paid	(6,090)	(6,035)	(5,815)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,752)	66,599	(3,407)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120	1,041	(22,656)
CASH AND CASH EQUIVALENTS, BEGINNING	9,008	7,967	30,623
CASH AND CASH EQUIVALENTS, ENDING	$9,128	$9,008	$7,967
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$5,237	$4,983	$4,445
Income taxes paid	634	2,631	2,324
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchased securities settling after period end	—	―	2,327
Loans transferred to foreclosed assets held for resale	220	1,472	262
Loans transferred (from) to held for sale portfolio	(4,881)	730	1,047
Common stock subscription receivable	—	36	19

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

Significant Concentrations of Credit Risk

The majority of the Corporation’s activities involve customers located primarily in Columbia, Luzerne, Montour and Monroe counties in Pennsylvania. The types of securities in which the Corporation invests are presented in Note 3 – Investment Securities. Credit risk as it relates to investment activities is moderated through the monitoring of ratings and geographic concentrations residing in the portfolio and the observance of minimum rating levels in the investment policy. Note 4 – Loans and Allowance for Loan Losses summarizes the types of lending in which the Corporation engages. The inherent risks associated with lending activities are mitigated by adhering to conservative underwriting practices and policies, as well as portfolio diversification and thorough monitoring of the loan portfolio. It is management’s opinion that the investment and loan portfolios were well balanced at December 31, 2016, to the extent necessary to avoid any significant concentrations of credit risk.

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

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2016, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Restricted Investment in Bank Stocks

The Bank owns restricted stock investments in the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Community Bankers Bank (“ACBB”). These investments do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these investments are carried at cost. At December 31, 2016, the Corporation held $5,442,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2015, the Corporation held $5,707,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

Management evaluates the restricted investment in bank stocks for impairment on an annual basis. Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the cost of these investments rather than by recognizing temporary declines in value. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted investment in bank stocks; (i) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (ii) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the correspondent bank; and (iv) the liquidity position of the correspondent bank. Based on the analysis of these factors, management determined that no impairment charge was necessary related to the restricted investment in bank stocks during 2016, 2015 or 2014.

Loans

Net loans are stated at their outstanding recorded investment, net of deferred fees or costs, unearned income and the allowance for loan losses. Interest on loans is recognized as income over the term of each loan, generally, by the accrual method. Loan origination fees and certain direct loan origination costs have been deferred with the net amount amortized using the straight line method or the interest method over the contractual life of the related loans as an interest yield adjustment.

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $100,000 at December 31, 2016 and $1,929,000 at December 31, 2015.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Delinquent Loans

Generally, a loan is considered to be past-due when scheduled loan payments are in arrears 10 days or more. Delinquent notices are generated automatically when a loan is 10 or 15 days past-due, depending on loan type. Collection efforts continue on past-due loans that have not been brought current, when it is believed that some chance exists for improvement in the status of the loan. Past-due loans are continually evaluated with the determination for charge-off being made when no reasonable chance remains that the status of the loan can be improved.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheet. As of December 31, 2016 and 2015 the amount of the reserve for unfunded lending commitments was $202,000 and $184,000, respectively.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The Bank entered into agreements to provide post-retirement benefits to two retired employees in the form of life insurance payable to the employee’s beneficiaries upon their death through endorsement split dollar life insurance arrangements. The Bank’s accrued liabilities for this benefit agreement as of December 31, 2016 and 2015 was $43,000 and $44,000, respectively. In 2015, there was a $15,800 reduction in the expense related to the benefit agreement as a result of a correction to the accrual methodology for multiple plan participants. The related expense for this benefit agreement amounted to $(1,000), $(16,500) and $3,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Investments in Low-Income Housing Partnerships

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the cost method. Under the cost method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment over the period that the tax credits are allocated to the Bank. The amount of tax credits allocated to the Bank were $230,000 in 2016, $230,000 in 2015, and $230,000 in 2014, and the amortization of the investments in the limited partnerships were $176,000, $167,000 and $159,000 in 2016, 2015 and 2014, respectively. During 2015, the Bank became a limited partner in a real estate venture with an initial investment of $590,000, plus an additional capital contribution of $1,178,000 made in 2016. The project is currently in the construction phase, and is anticipated to be completed and occupied by the second quarter of 2017.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Goodwill and Core Deposit Intangibles

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has evaluated the goodwill included in its consolidated balance sheet at September 30, 2016, and has determined there was no impairment as of that date. In addition, the Corporation did not identify any impairment in 2015 or 2014. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Stock Based Compensation

The Corporation adopted a stock option incentive plan in 1998. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes Option Pricing Model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. The Plan expired in 2008, and therefore, no stock options are available for issuance. After adjustments for the effects of stock dividends, options exercised and options forfeited, there remains 1,500 exercisable options issued and outstanding as of December 31, 2016.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

(In thousands, except earnings per share)

	Year Ended December 31,
	2016	2015	2014
Net income	$9,472	$9,172	$10,211
Weighted-average common shares outstanding	5,640	5,588	5,538
Basic earnings per share	$1.68	$1.64	$1.84

Weighted-average common shares outstanding	5,640	5,588	5,538
Common stock equivalents due to effect of stock options	2	2	4
Total weighted-average common shares and equivalents	5,642	5,590	5,542
Diluted earnings per share	$1.68	$1.64	$1.84

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Trust Assets and Revenues

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Assets held in Trust were $110,167,000 and $112,120,000 at December 31, 2016 and 2015, respectively. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

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

Recent Accounting Standards Updates (“ASU”)

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the year ended December 31, 2016 that were not already adopted by the Corporation in previous periods.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue requirements in Revenue Recognition (Topic 605). This ASU requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period. Early application is not permitted. In August 2015, the FASB issued an update ASU 2015-14 which approved a one-year delay of the effective date of this standard. The deferral would require public entities to apply the standard for annual reporting periods beginning after December 15, 2017. Public companies would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued an update ASU 2016-08 which updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. In April 2016, the FASB issued an update ASU 2016-10. The ASU updates the standard by identifying performance obligations and licenses of intellectual property, which clarifies the guidance surrounding licensing arrangements and the identification of performance obligations. In May 2016, the FASB issued an update ASU 2016-12 which articulates narrow-scope improvements and practical expedients. Because the amended guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Corporation’s preliminary analysis suggests that the adoption of this amended guidance is not expected to have a material impact on its Consolidated Financial Statements, although the Corporation will also be subject to expanded disclosure requirements upon adoption and the Corporation’s revenue recognition processes for wealth and asset management revenue, and card and processing revenue may be affected. However, there are certain areas of the amended guidance, such as credit card interchange fees and related rewards programs, which are subject to interpretation and for which the Corporation has not made final conclusions regarding the applicability and the related impact, if any. Accordingly, the results of the Corporation’s materiality analysis, as well as its selected adoption method, may change as these conclusions are reached.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Corporation is the lessee. The Corporation is evaluating the significance and other effects of adoption on the consolidated Financial Statements and related disclosures.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This is in contrast to existing guidance whereby credit losses generally are not recognized until they are incurred. For public companies, this update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. While the Corporation is currently evaluating the provisions of the ASU to determine the potential impact of the new standard will have on the Corporation’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal committee, gathering pertinent data, consulting with outside professionals, and begun evaluating its current IT systems.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments are intended to reduce diversity in practice. The guidance clarifies the classification of various business activities as financing, operating or investing activity. The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Corporation is currently assessing the impact that this guidance will have on its consolidated financial statements and related disclosures.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The update also eliminated the requirements for zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Reclassifications

Certain amounts previously reported have been reclassified, when necessary, to conform with presentations used in the 2016 consolidated financial statements. Such reclassifications have no effect on the Corporation’s net income.

NOTE 2 — RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2016 and 2015, was $1,485,000 and $1,332,000, respectively, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset daily cash management activities and specific charges for services. At December 31, 2016 and 2015, the amount of this balance was $779,000 and $1,525,000, respectively.

NOTE 3 — INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at December 31, 2016 and 2015:

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016:
U.S. Treasury securities	$1,008	$2	$—	$1,010
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	112,155	83	(1,331)	110,907
Other	21,399	82	(511)	20,970
Obligations of state and political subdivisions	211,154	2,776	(2,796)	211,134
Corporate debt securities	35,178	4	(1,206)	33,976
Marketable equity securities	810	830	—	1,640
Total	$381,704	$3,777	$(5,844)	$379,637

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$4	$—	$—	$4
Total	$4	$—	$—	$4

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015:
U.S. Treasury securities	$1,022	$ ―	$(1)	$1,021
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	113,847	37	(1,410)	112,474
Other	21,554	117	(79)	21,592
Obligations of state and political subdivisions	195,297	5,425	(408)	200,314
Corporate debt securities	49,162	10	(1,339)	47,833
Marketable equity securities	1,194	813	―	2,007
Total	$382,076	$6,402	$(3,237)	$385,241

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$26	$1	$—	$27
Total	$26	$1	$—	$27

Securities Available-for-Sale with an aggregate fair value of $320,319,000 at December 31, 2016 and $326,872,000 at December 31, 2015, and securities Held-to-Maturity with an aggregate book value of $4,000 at December 31, 2016 and $26,000 at December 31, 2015, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, debtor in possession funds and FHLB advances aggregating $221,818,000 at December 31, 2016 and $219,576,000 at December 31, 2015.

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
1 year or less	$2,264	$2,264	$ ―	$	―
Over 1 year through 5 years	59,860	60,118	―		―
Over 5 years through 10 years	97,209	95,887	―		―
Over 10 years	109,406	108,821	―		―
Mortgage-backed securities	112,155	110,907	4		4
Marketable equity securities	810	1,640	―		―
	$381,704	$379,637	$4		$4

There were no aggregate investments with a single issuer (excluding the U.S. Government and its political subdivisions and agencies) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2016. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt and equity securities during 2016, 2015 and 2014 were $76,759,000, $111,799,000 and $195,847,000, respectively. Gross gains realized on these sales were $1,907,000, $2,186,000 and $3,354,000, respectively. Gross losses on these sales were $143,000, $55,000 and $598,000, respectively. Impairment losses realized on Available-for-Sale equity securities were $0, $14,000 and $0, respectively.

There were no proceeds from sales of investments in Held-to-Maturity debt and equity securities during 2016, 2015 and 2014. Therefore, there were no gains or losses realized during these periods.

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. As of June 30, 2015, we recognized other than temporary impairment on one equity security that was trading below cost basis. We have written down the value of the shares based upon market indications. In management’s opinion, the equity securities reflect a more accurate valuation of the shares after the impairment charge. Based on the factors described above, management did not consider any additional securities to be other-than-temporarily impaired at December 31, 2016 and 2015.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2016 and 2015:

December 31, 2016
(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	89,444	(1,216)	8,783	(115)	98,227	(1,331)
Other	10,340	(500)	1,741	(11)	12,081	(511)
Obligations of state and political subdivisions	95,481	(2,796)	—	—	95,481	(2,796)
Corporate debt securities	21,656	(749)	10,298	(457)	31,954	(1,206)
Marketable equity securities	―	―	―	―	―	―
	$216,921	$(5,261)	$20,822	$(583)	$237,743	$(5,844)

December 31, 2015
(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury securities	$1,021	$(1)	$ ―	$ ―	$1,021	$(1)
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	86,618	(1,177)	11,234	(233)	97,852	(1,410)
Other	12,962	(79)	―	―	12,962	(79)
Obligations of state and political subdivisions	26,163	(258)	8,105	(150)	34,268	(408)
Corporate debt securities	27,527	(531)	19,433	(808)	46,960	(1,339)
Marketable equity securities	―	―	―	―	―	―
	$154,291	$(2,046)	$38,772	$(1,191)	$193,063	$(3,237)

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 155 securities with a one year or less unrealized loss position or any of their 11 securities with a greater than one year unrealized loss position as of December 31, 2016, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the classes of the loan portfolio summarized by risk rating as of December 31, 2016 and 2015:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	2016	2015	2016	2015
Grade:
1-6 Pass	$78,319	$80,730	$243,023	$242,546
7 Special Mention	4,425	4,194	6,224	3,890
8 Substandard	684	―	13,817	12,238
9 Doubtful	—	―	—	―
Add (deduct): Unearned discount and	—	―	—	―
Net deferred loan fees and costs	145	150	455	344
Total loans	$83,573	$85,074	$263,519	$259,018

	Residential Real Estate
	Including Home Equity		Consumer Loans
	2016	2015	2016	2015
Grade:
1-6 Pass	$165,862	$163,690	$6,073	$5,764
7 Special Mention	1,664	1,667	71	26
8 Substandard	1,523	1,245	9	4
9 Doubtful	—	―	—	―
Add (deduct): Unearned discount and	(6)	(15)	—	―
Net deferred loan fees and costs	(8)	41	102	96
Total loans	$169,035	$166,628	$6,255	$5,890

	Total Loans
	2016	2015
Grade:
1-6 Pass	$493,277	$492,730
7 Special Mention	12,384	9,777
8 Substandard	16,033	13,487
9 Doubtful	—	―
Add (deduct): Unearned discount and	(6)	(15)
Net deferred loan fees and costs	694	631
Total loans	$522,382	$516,610

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $36,289,000 and $2,780,000 at December 31, 2016 and $43,817,000 and $2,992,000 at December 31, 2015. Loans held for sale amounted to $100,000 at December 31, 2016 and $1,929,000 at December 31, 2015.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The activity in the allowance for loan losses, by loan class, is summarized below for the years indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
2016
Allowance for Loan Losses:
Beginning balance	$725	$3,983	$1,777	$96	$158	$6,739
Charge-offs	(195)	(1,200)	(61)	(38)	—	(1,494)
Recoveries	9	—	12	8	—	29
Provision	297	1,638	49	29	70	2,083
Ending Balance	$836	$4,421	$1,777	$95	$228	$7,357
Ending balance: individually evaluated for impairment	$—	$200	$19	$—	$—	$219
Ending balance: collectively evaluated for impairment	$836	$4,221	$1,758	$95	$228	$7,138

Loans Receivable:
Ending Balance	$83,573	$263,519	$169,035	$6,255	$—	$522,382
Ending balance: individually evaluated for impairment	$416	$12,873	$1,008	$—	$—	$14,297
Ending balance: collectively evaluated for impairment	$83,157	$250,646	$168,027	$6,255	$—	$508,085

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
2015
Allowance for Loan Losses:
Beginning balance	$542	$3,176	$1,928		$107		$637	$6,390
Charge-offs	(2)	(1,759)	(210)		(45)		―	(2,016)
Recoveries	22	59	1		6		―	88
Provision	163	2,507	58		28		(479)	2,277
Ending Balance	$725	$3,983	$1,777		$96		$158	$6,739
Ending balance: individually evaluated for impairment	$ ―	$309	$31	$	―	$	―	$340
Ending balance: collectively evaluated for impairment	$725	$3,674	$1,746		$96		$158	$6,399

Loans Receivable:
Ending Balance	$85,074	$259,018	$166,628		$5,890	$	―	$516,610
Ending balance: individually evaluated for impairment	$399	$12,057	$911	$	―	$	―	$13,367
Ending balance: collectively evaluated for impairment	$84,675	$246,961	$165,717		$5,890	$	―	$503,243

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
2014
Allowance for Loan Losses:
Beginning balance	$776	$3,320	$1,565		$53		$805	$6,519
Charge-offs	(107)	(328)	(209)		(47)		―	(691)
Recoveries	31	81	14		3		―	129
Provision	(158)	103	558		98		(168)	433
Ending Balance	$542	$3,176	$1,928		$107		$637	$6,390
Ending balance: individually evaluated for impairment	$ ―	$38	$81	$	―	$	―	$119
Ending balance: collectively evaluated for impairment	$542	$3,138	$1,847		$107		$637	$6,271

Loans Receivable:
Ending Balance	$64,656	$253,922	$163,553		$5,330	$	―	$487,461
Ending balance: individually evaluated for impairment	$399	$5,350	$1,291		$4	$	―	$7,044
Ending balance: collectively evaluated for impairment	$64,257	$248,572	$162,262		$5,326	$	―	$480,417

Of the $1,273,000 in foreclosed assets held for resale at December 31, 2016, $50,000 was secured by residential real estate, $50,000 was secured by land, and $1,173,000 was secured by commercial real estate. All foreclosed assets were held as the result of obtaining physical possession. Of the $1,472,000 in foreclosed assets held for resale at December 31, 2015, $256,000 was secured by residential real estate, $50,000 was secured by land, and $1,166,000 was secured by commercial real estate. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $649,000 at December 31, 2016 and $221,000 at December 31, 2015. These balances were not included in foreclosed assets held for resale at December 31, 2016 and 2015.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding balance of TDRs as of December 31, 2016 and December 31, 2015 was $11,629,000 and $11,096,000, respectively. The increase in TDRs was attributable to deterioration in the respective borrowers’ financial position. As of December 31, 2016 and 2015, there were $2,000 and $31,000, respectively in unfunded commitments on TDRs.

For the year ended December 31, 2016, nine loans with a combined post modification balance of $2,402,000 were classified as TDRs, as compared to the years ended December 31, 2015 and 2014 when eight loans with a combined post modification balance of $8,767,000 and fourteen loans with a combined post modification balance of $1,880,000, respectively, were classified as TDRs. The loan modifications for the year ended December 31, 2016 consisted of six term modifications beyond the original stated term and three payment modifications. The loan modifications for the year ended December 31, 2015 consisted of five term modifications beyond the original stated term and three payment modifications. The loan modifications for the year ended December 31, 2014 consisted of one interest rate modification, four term modifications beyond the original stated term, and nine payment modifications.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents the unpaid balance of TDRs at the dates indicated:

(Dollars in thousands)
	December 31,	December 31,
	2016	2015
Non-accrual TDRs	$267	$477
Accruing TDRs	11,362	10,619
Total	$11,629	$11,096

At December 31, 2016, ten Commercial Real Estate loans classified as TDRs with a combined recorded investment of $810,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $15,000 were not in compliance with the terms of their restructure, compared to December 31, 2015 when two Commercial Real Estate loans classified as TDRs with a combined recorded investment of $249,000 were not in compliance with the terms of their restructure.

During the twelve months ended December 31, 2016, one Commercial and Industrial loan in the amount of $15,000 and one Commercial Real Estate loan in the amount of $49,000, both modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same periods in 2015 and 2014 when four Commercial Real Estate loans totaling $4,382,000 that were modified as TDRs within the twelve months preceding December 31, 2015 and one Consumer loan totaling $4,000 and four Commercial Real Estate loans totaling $188,000 that were modified as TDRs within the twelve months preceding December 31, 2014 had experienced payment defaults. The significant increase in defaulted TDRs at December 31, 2015 as compared to December 31, 2016 and December 31, 2014 is largely due to one loan to a student housing holding company with a balance of $4,204,000 at December 31, 2015, which was modified as a TDR during the first quarter of 2015 and experienced its subsequent default during the second quarter of 2015.

The following table presents information regarding the loan modifications categorized as TDRs during the years ended December 31, 2016, 2015, and 2014:

(Dollars in thousands)

	Year Ended December 31, 2016
		Pre-Modification	Post-Modification	Year-End
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	4	$86	$86	$21
Commercial Real Estate	5	2,316	2,316	2,001
Consumer	—	—	—	—
Total	9	$2,402	$2,402	$2,022

(Dollars in thousands)

	Year Ended December 31, 2015
		Pre-Modification	Post-Modification	Year-End
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$23	$23	$20
Commercial Real Estate	7	8,612	8,744	8,727
Consumer	—	—	—	—
Total	8	$8,635	$8,767	$8,747

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

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the years ended December 31, 2016, 2015, and 2014 with the total number of each type of modification performed.

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	3	1	4	―	1	—	1
Commercial Real Estate	―	3	2	5	—	4	3	7
Consumer	―	―	―	―	―	―	—	—
Total	―	6	3	9	—	5	3	8

	Year Ended December 31, 2014
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	―	―	3	3
Commercial Real Estate	1	4	5	10
Consumer	―	―	1	1
Total	1	4	9	14

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended December 31, 2016 and 2015.

(Dollars in thousands)	December 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$416	$416	$—	$399	$399	$	―
Commercial Real Estate	11,905	14,352	—	7,853	9,524		―
Residential Real Estate	584	745	—	475	657		―

With an allowance recorded:
Commercial and Industrial	—	—	—	―	―		―
Commercial Real Estate	968	2,383	200	4,204	4,204		309
Residential Real Estate	424	424	19	436	436		31
Total	$14,297	$18,320	$219	$13,367	$15,220		$340

Total consists of:
Commercial and Industrial	$416	$416	$—	$399	$399	$	―
Commercial Real Estate	$12,873	$16,735	$200	$12,057	$13,728		$309
Residential Real Estate	$1,008	$1,169	$19	$911	$1,093		$31

______________________

At December 31, 2016 and 2015, $11,629,000 and $11,096,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 and $309,000, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the years ended December 31, 2016, 2015 and 2014.

(Dollars in thousands)
	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$435	$17	$404	$16	$228	$8
Commercial Real Estate	11,434	528	5,971	280	4,409	107
Residential Real Estate	426	7	421	3	650	2
Consumer	—	—	2	―	5	1

With an allowance recorded:
Commercial and Industrial	—	—	―	―	―	―
Commercial Real Estate	968	—	3,377	267	292	21
Residential Real Estate	427	—	443	―	313	4
Consumer	—	—	―	―	―	―
Total	$13,690	$552	$10,618	$566	$5,897	$143

Total consists of:
Commercial and Industrial	$435	$17	$404	$16	$228	$8
Commercial Real Estate	$12,402	$528	$9,348	$547	$4,701	$128
Residential Real Estate	$853	$7	$864	$3	$963	$6
Consumer	$—	$—	$2	$ ―	$5	$1

______________________

Of the $552,000, $566,000 and $143,000 in interest income recognized on impaired loans for the years ended December 31, 2016, 2015 and 2014, respectively, $13,000, $53,000 and $20,000 was recognized with respect to non-accrual loans.

Loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest, as of December 31, 2016 and 2015 were as follows:

(Dollars in thousands)
	December 31,	December 31,
	2016	2015
Commercial Real Estate	$1,927	1,837
Residential Real Estate	1,008	911
Total non-accrual loans	2,935	2,748
Foreclosed assets held for resale	1,273	1,472
Loans past-due 90 days or more and still accruing interest	34	166
Total non-performing assets	$4,242	$4,386

If interest on non-accrual loans had been accrued at original contract rates, interest income would have increased by $293,000 in 2016, $230,000 in 2015, and $207,000 in 2014.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following tables present the classes of the loan portfolio summarized by the past-due status at December 31, 2016 and 2015:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
December 31, 2016:
Commercial and Industrial	$130	$—	$—	$130	$83,443	$83,573	$—
Commercial Real Estate	1,019	273	1,927	3,219	260,300	263,519	—
Residential Real Estate	1,750	542	1,020	3,312	165,723	169,035	34
Consumer	28	8	—	36	6,219	6,255	—
Total	$2,927	$823	$2,947	$6,697	$515,685	$522,382	$34

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
December 31, 2015:
Commercial and Industrial	$34	$ ―	$ ―	$34	$85,040	$85,074	$ ―
Commercial Real Estate	316	3	1,484	1,803	257,215	259,018	―
Residential Real Estate	1,288	491	1,049	2,828	163,800	166,628	166
Consumer	20	―	―	20	5,870	5,890	―
Total	$1,658	$494	$2,533	$4,685	$511,925	$516,610	$166

At December 31, 2016, commitments to lend additional funds with respect to impaired loans consisted of three irrevocable letters of credit totaling $1,268,000. One irrevocable letter of credit in the amount of $1,249,000 was associated with a loan to a developer of a residential sub-division. Two irrevocable letters of credit totaling $19,000 were associated with a loan to a non-profit community recreation facility. At December 31, 2015, the only commitment to lend additional funds with respect to impaired loans was an outstanding irrevocable letter of credit in the amount of $2,185,000 associated with a loan to a developer of a residential sub-division.

NOTE 5 — MORTGAGE SERVICING RIGHTS

The mortgage loans sold and serviced for others are not included in the Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $99,294,000 and $98,619,000 at December 31, 2016 and 2015, respectively. The balances of amortized capitalized mortgage servicing rights, included in other assets were $431,000 at December 31, 2016 and $493,000 at December 31, 2015. The amount of servicing income earned was $245,000, $239,000, and $223,000 at December 31, 2016, 2015, and 2014, respectively. Amortization recognized in relation to mortgage servicing rights was $136,000, $132,000, and $123,000 at December 31, 2016, 2015, and 2014, respectively. Both income and amortization are included in service charges and fees on the Consolidated Statements of Income.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following summarizes mortgage servicing rights capitalized and amortized for the years 2016, 2015 and 2014:

(Dollars in thousands)
	2016	2015	2014
Balance, January 1	$493	$481	$521
Servicing asset additions	74	144	83
Amortization	(136)	(132)	(123)
Balance, December 31	$431	$493	$481

NOTE 6 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2016 and 2015 is as follows:

(Dollars in thousands)
	Estimated Useful
	Life (in years)	2016	2015
Land	N/A	$3,180	$3,180
Buildings	5-40	19,519	19,288
Leasehold improvements	3-20	294	289
Equipment	3-25	8,237	8,106
		31,230	30,863
Less: Accumulated depreciation		11,993	10,750
Total		$19,237	$20,113

Depreciation amounted to $1,264,000 for 2016, $1,271,000 for 2015 and $1,279,000 for 2014.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017. Please refer to Note 13 ― Commitments and Contingencies. Included in buildings above is the bank building held under a capital lease with a cost of $948,000 at December 31, 2016 and 2015, and accumulated amortization of $904,000 and $857,000 at December 31, 2016 and 2015, respectively. Amortization of the bank building held under the capital lease was $47,000 for the year ended December 31, 2016, $47,000 for the year ended December 31, 2015 and $48,000 for the year ended December 31, 2014.

NOTE 7 — CORE DEPOSIT INTANGIBLES

Core deposit intangibles were comprised of the following at December 31, 2016 and 2015:

(Dollars in thousands)	Gross		Accumulated
	Carrying Amount		Amortization
	2016	2015	2016	2015

Core deposit intangibles	$2,218	$2,218	$2,218	$2,218

Amortization expense of the core deposit intangibles was $0, $122,000 and $273,000 for each the years ended December 31, 2016, 2015 and 2014, respectively. As of June 30, 2015, the core deposit intangible was fully amortized.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 8 — DEPOSITS

Major classifications of deposits at December 31, 2016 and 2015 consisted of:

(Dollars in thousands)
	2016	2015
Non-interest bearing demand	$110,314	$107,391
Interest bearing demand	242,731	247,610
Savings	179,616	179,891
Time certificates of deposits less than $250,000	164,515	167,365
Time certificates of deposits $250,000 or greater	27,663	17,197
Other time	1,143	1,144
Total deposits	$725,982	$720,598

The following is a schedule reflecting classification and remaining maturities of time deposits at December 31, 2016:

(Dollars in thousands)

Year Ending
2017	$93,461
2018	21,955
2019	39,071
2020	20,067
2021	14,818
Thereafter	3,949
$193,321

At December 31, 2016, the largest two depositors had aggregate deposits of approximately $139,753,000 as follows:

School district	$116,528,000
School district	23,225,000
Total	$139,753,000

NOTE 9 — SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and Federal Home Loan Bank (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted-average interest rates at and for the years ended December 31, 2016 and 2015 are as follows:

(Dollars in thousands)
	2016		2015
		Average			Average
	Amount	Rate	Amount		Rate
Federal funds purchased	$—	1.10%	$	―	0.00%
Securities sold under agreements to repurchase	18,490	0.26%		20,779	0.25%
Federal Discount Window	—	1.10%		―	0.73%
Federal Home Loan Bank	50,800	0.59%		59,760	0.35%
	$69,290	0.48%		$80,539	0.32%

At December 31, 2016, the maximum borrowing capacity of federal funds purchased and the Federal Discount Window was $15,000,000 and $4,612,000, respectively. Please refer to Note 10 ― Long-Term Borrowings for the Corporation’s maximum borrowing capacity at FHLB.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2016 and 2015.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
December 31, 2016
Repurchase agreements (a)	$18,490	$ ―	$18,490	$(18,490)	$ ―	$	―

December 31, 2015
Repurchase agreements (a)	$20,779	$ ―	$20,779	$(20,779)	$ ―	$	―

______________________

(a) As of December 31, 2016 and 2015, the fair value of securities pledged in connection with repurchase agreements was $25,298,000 and $27,510,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of December 31, 2016.

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight					Greater
	and	Up to		30 -90		than
	Continuous	30 days		Days		90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$18,490	$	―	$	―	$ ―	$18,490
Total	$18,490	$	―	$	―	$ ―	$18,490

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 10 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB and a capital lease assumed as a result of the acquisition of Pocono Community Bank. The long-term capital lease balance was $116,000 and $232,000 as of December 31, 2016 and 2015. Long-term capital lease scheduled maturities as of December 31, 2016 are $116,000 in 2017.

Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The qualifying assets are real estate mortgages and certain investment securities.

A schedule of long-term borrowings by maturity as of December 31, 2016 and 2015 follows:

(Dollars in thousands)
	2016	2015
Due 2016, 2.69%	$—	$5,000
Due 2017, 1.07%	10,000	10,000
Due 2018, 1.27% to 4.86%	23,000	23,000
Due 2019, 1.79% to 2.11%	20,000	20,000
Due 2020, 1.62% to 1.95%	10,000	10,000
Due 2021, 1.42% to 1.58%	10,000	—
Due 2028, 5.14%	2,000	2,000
	$75,000	$70,000

The Corporation’s long-term borrowings consist of one adjustable rate convertible note, due in 2017 with a balance of $10,000,000, which has an 8.00% strike rate and a 3 month LIBOR index, and the remaining notes are at fixed interest rates. Upon any default, under the terms of a master agreement, FHLB may declare all indebtedness of the Corporation immediately due. In addition, FHLB shall not be required to fund advances under any outstanding commitments. At December 31, 2016, the Corporation’s maximum borrowing capacity at FHLB, which takes into account FHLB long-term notes and FHLB short-term borrowings, was $263,289,000.

NOTE 11 — INCOME TAXES

The current and deferred components of the income tax expense consisted of the following:

(Dollars in thousands)
	2016	2015	2014
Federal
Current	$2,135	$1,688	$2,571
Deferred	(290)	283	46
Income tax expense	$1,845	$1,971	$2,617

The following is a reconciliation between the income tax expense and the amount of income taxes which would have been provided at the statutory rate of 34%:

(Dollars in thousands)	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$3,848	34.0%	$3,789	34.0%	$4,362	34.0%
Tax-exempt income	(1,555)	(13.7)	(1,374)	(12.3)	(1,162)	(9.1)
Low-income housing credits	(230)	(2.0)	(230)	(2.1)	(230)	(1.8)
Bank owned life insurance income	(377)	(3.3)	(226)	(2.0)	(231)	(1.8)
Other	159	1.3	12	0.1	(122)	(0.9)
Income tax expense and rate	$1,845	16.3%	$1,971	17.7%	$2,617	20.4%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The components of the net deferred tax asset at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)
	2016	2015
Deferred Tax Assets:
Allowance for loan losses	$2,501	$2,291
Provision for unfunded commitments	69	63
Deferred compensation	515	519
Contributions	16	32
Non-accrual interest	—	34
Leases	168	227
Limited partnership investments	70	71
Alternative minimum tax credits	163	6
Net unrealized investment securities losses	648	—
Impairment loss on investment securities	6	6
Capital and net operating loss carry forwards	20	35
Total	4,176	3,284
Deferred Tax Liabilities:
Net unrealized investment securities gains	—	1,130
Loan fees and costs	236	215
Accumulated depreciation	689	814
Accretion	121	72
Mortgage servicing rights	58	49
Intangibles	312	312
Total	1,416	2,592
Net Deferred Tax Asset	$2,760	$692

A valuation allowance for deferred tax assets was recorded at December 31, 2016 and 2015 in the amount of $16,000 and $20,000, respectively. The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2016 and 2015, the Corporation had state net operating loss carryforwards of $297,000 and $538,000, respectively, which are available to offset future state taxable income, and expire at various dates through 2036.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2016.

The Corporation did not have any uncertain tax positions at December 31, 2016 and 2015.

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2013.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 12 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees.  Effective January 1, 2014, the plan became a Safe Harbor Plan.  Under the savings feature, the Corporation makes safe harbor matching contributions of 100% of the first 3% of compensation an employee contributes to the Plan and 50% of the next 2% of compensation an employee contributes to the Plan.  The safe harbor matching contributions amounted to $264,000, $281,000 and $280,000 in 2016, 2015 and 2014, respectively.  Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $346,000, $297,000 and $431,000 in 2016, 2015 and 2014, respectively.

The Bank also has non-qualified deferred compensation agreements with three of its officers and four retired officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank’s accrued liability for these deferred compensation agreements, reported in other liabilities on the consolidated balance sheets, as of December 31, 2016 and 2015, was $1,474,000 and $1,483,000, respectively. The related expense for these agreements, reported in salaries and employee benefits on the consolidated statements of income, amounted to $117,000, $82,000 and $137,000 in 2016, 2015 and 2014, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Corporation’s banking subsidiary currently leases three branch banking facilities and one parcel of land under operating leases. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $154,000, $153,000 and $122,000, respectively. Minimum rental payments required under these operating leases are: 2017 - $132,000, 2018 - $134,000, 2019 - $110,000, 2020 - $59,000, 2021 - $59,000 and thereafter $2,530,000.

The banking subsidiary leases land and a bank building in Stroudsburg, Pennsylvania, under a lease expiring in 2017. This lease has an operating lease commitment and a capital lease component. Minimum future rental payments of $43,000 as of December 31, 2016 under this non-cancelable operating lease component for land are due in 2017 and are not included in the amounts of operating lease payments above.

Minimum future lease payments under the capital lease component for the bank building as of December 31, 2016 are:

Year Ending December 31
2017	$120,000

Total minimum lease payments	$120,000
Less amounts representing interest	4,000
Present value of net minimum lease payments	$116,000

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 14 — RELATED PARTY TRANSACTIONS

Certain directors and executive officers of First Keystone Corporation and its subsidiary and companies in which they are principal owners (i.e., at least 10% ownership) were indebted to the Corporation at December 31, 2016 and 2015. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans, comprised of directors and executive officers and their related companies consists of the following:

(Dollars in thousands)
	2016	2015
Balance at January 1	$3,678	$3,658
Additions	701	2,096
Deductions	(2,220)	(2,076)
Balance at December 31	$2,159	$3,678

The above loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2016 and 2015, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $7,907,000 and $4,993,000 respectively, on the above loans.

Deposits from certain officers and directors and/or their related companies held by the Bank amounted to $9,005,000 and $10,415,000 at December 31, 2016 and 2015, respectively.

NOTE 15 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2016, $9,307,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2016 and 2015, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum total risk-based, tier I risk-based, common equity tier 1 risk-based and tier I leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Dollars in thousands)					Minimum		To Be Well
					Capital		Capitalized
			For Capital		Adequacy		Under Prompt
			Adequacy		with Capital		Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)	$91,371	14.24%	$51,344	8.00%	$55,355	8.625%	$64,180	10.00%
Tier I Capital (to Risk-Weighted Assets)	$83,812	13.06%	$38,508	6.00%	$42,519	6.625%	$51,344	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Asserts)	$83,812	13.06%	$28,881	4.50%	$32,894	5.125%	$41,717	6.50%
Tier I Capital (to Average Assets)	$83,812	8.67%	$38,669	4.00%	$38,669	4.000%	$48,336	5.00%

(Dollars in thousands)					Minimum		To Be Well
					Capital		Capitalized
			For Capital		Adequacy		Under Prompt
			Adequacy		with Capital		Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital (to Risk-Weighted Assets)	$87,605	13.76%	$50,951	8.00%	N/A	N/A	$63,689	10.00%
Tier I Capital (to Risk-Weighted Assets)	$80,682	12.67%	$38,213	6.00%	N/A	N/A	$50,951	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Asserts)	$80,682	12.67%	$28,660	4.50%	N/A	N/A	$41,398	6.50%
Tier I Capital (to Average Assets)	$80,682	8.46%	$38,123	4.00%	N/A	N/A	$47,665	5.00%

The capital conservation buffer phase-in began January 1, 2016.

The Corporation’s capital ratios are not materially different from those of the Bank.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 16 —	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

Financial Instruments with Off Balance Sheet Risk

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2016 and 2015 were as follows:

(Dollars in thousands)
	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$84,519	$72,552
Financial standby letters of credit	$453	$475
Performance standby letters of credit	$5,341	$4,692

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At December 31, 2016, the Corporation had $432,554,000 in loans secured by real estate, which represented 82.8% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of December 31, 2016 and 2015, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

As all financial instruments are subject to some level of credit risk, the Corporation requires collateral and/or guarantees for all loans. Collateral may include, but is not limited to property, plant, and equipment, commercial and/or residential real estate property, land, and pledge of securities. In the event of a borrower’s default, the collateral supporting the loan may be seized in order to recoup losses associated with the loan. The Corporation also establishes an allowance for loan losses that constitutes the amount available to absorb losses within the loan portfolio that may exist due to deficiencies in collateral values.

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

Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were 51,246 in 2016, 50,796 in 2015 and 46,047 in 2014. Remaining shares authorized in the plan were 63,808 as of December 31, 2016.

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

Information about stock options outstanding at December 31, 2016, 2015 and 2014, is summarized as follows:

	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance at January 1	1,500	$16.75	4,323	$18.28	4,823	$18.12
Exercised	—	—	(2,037)	18.37	—	—
Forfeited/Expired	—	—	(786)	20.95	(500)	16.75
Balance at December 31	1,500	$16.75	1,500	$16.75	4,323	$18.28

Exercisable at December 31	1,500	$16.75	1,500	$16.75	4,323	$18.28

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Under the terms of the Plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2006.

The exercise price of options outstanding and exercisable as of December 31, 2016 is $16.75 per share. The weighted average remaining contracted life is approximately 1.00 years.

The 1,500 options outstanding and exercisable as December 31, 2016 have an intrinsic value, which is the amount that the value of the underlying stock exceeds the exercise price of the options, of $12,000. The total intrinsic value of the options exercised during the years ended December 31, 2016, 2015 and 2014 was $0, $16,000 and $0, respectively. Cash received from stock options exercised for the years ended December 31, 2016, 2015 and 2014 was $0, $37,000 and $0, respectively.

The following table summarizes information concerning the 1998 Employee Stock Option Plan at December 31, 2016.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Year	Outstanding*	Contractual Life	Price	Exercisable	Price

2007	1,500	1.00	$16.75	1,500	$16.75

_____________________

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Financial Assets Measured at Fair Value on a Recurring Basis

At December 31, 2016 and 2015, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

December 31, 2016	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities:
U.S. Treasury securities	$—	$1,010	$—	$1,010
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	110,907	—	110,907
Other	—	20,970	—	20,970
Obligations of state and political subdivisions	—	211,134	—	211,134
Corporate debt securities	—	33,976	—	33,976
Marketable equity securities	1,640	—	—	1,640
Total	$1,640	$377,997	$—	$379,637

(Dollars in thousands)

December 31, 2015	Level 1		Level 2	Level 3		Total
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$1,021	$	―	$1,021
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed		―	112,474		―	112,474
Other		―	21,592		―	21,592
Obligations of state and political subdivisions		―	200,314		―	200,314
Corporate debt securities		―	47,833		―	47,833
Marketable equity securities		2,007	―		―	2,007
Total		$2,007	$383,234	$	―	$385,241

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for investments. There were no transfers between Level 1 and Level 2 during 2016 and 2015.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2016 and 2015, impaired loans measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Assets at December 31, 2016
Impaired loans:
Commercial Real Estate	$—	$—	$4,763	$4,763
Residential Real Estate	—	—	524	524
Total impaired loans	$—	$—	$5,287	$5,287

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at December 31, 2015
Impaired loans:
Commercial Real Estate	$	―	$	―	$1,665	$1,665
Residential Real Estate		―		―	631	631
Total impaired loans	$	―	$	―	$2,296	$2,296

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2016, foreclosed assets held for resale measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Assets at December 31, 2016
Other foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$248	$248
Total foreclosed assets held for resale	$—	$—	$248	$248

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
	Estimate	Valuation Technique	Unobservable Input	Range	Average
December 31, 2016
Impaired loans	$2,119	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (79%)	(21)%
Impaired loans	$3,168	Discounted cash flow	Discount rate	(7%) – (7%)	(7)%
Foreclosed assets held for sale	$248	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(23%) – (37%)	(32)%

December 31, 2015
Impaired loans	$2,296	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (63%)	(29)%
Impaired loans	$—	Discounted cash flow	Discount rate	(0%) – (0%)	(0)%
Foreclosed assets held for sale	$—	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (0%)	(0)%

______________________

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2016
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,338	$8,338	$—	$—	$8,338
Interest-bearing deposits in other banks	790	—	790	—	790
Time deposits with other banks	1,482	—	1,482	—	1,482
Investment securities available-for-sale	379,637	1,640	377,997	—	379,637
Investment securities held-to-maturity	4	—	4	—	4
Restricted investment in bank stocks	5,477	—	5,477	—	5,477
Net loans	515,025	—	—	504,206	504,206
Mortgage servicing rights	431	—	—	431	431
Accrued interest receivable	3,917	—	3,917	—	3,917

FINANCIAL LIABILITIES:
Deposits	725,982	—	725,473	—	725,473
Short-term borrowings	69,290	—	69,290	—	69,290
Long-term borrowings	75,116	—	75,718	—	75,718
Accrued interest payable	427	—	427	—	427

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2015
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$7,474	$7,474	$	―	$	―	$7,474
Interest-bearing deposits in other banks	1,534	―		1,534		―	1,534
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	385,241	2,007		383,234		―	385,241
Investment securities held-to-maturity	26	―		27		―	27
Restricted investment in bank stocks	5,742	―		5,742		―	5,742
Net loans	509,871	―		―		498,671	498,671
Mortgage servicing rights	493	―		―		493	493
Accrued interest receivable	4,086	―		4,086		―	4,086

FINANCIAL LIABILITIES:
Deposits	720,598	―		720,341		―	720,341
Short-term borrowings	80,539	―		80,539		―	80,539
Long-term borrowings	70,232	―		71,302		―	71,302
Accrued interest payable	382	―		382		―	382

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2016 and December 31, 2015:

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

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at December 31, 2016 and 2015.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 20 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS
(Dollars in thousands)	December 31,
	2016	2015
ASSETS
Cash	$7,660	$5,548
Investment in banking subsidiary	101,033	101,368
Investment securities available-for-sale	1,640	2,007
Prepaid expenses and other assets	12	752
TOTAL ASSETS	$110,345	$109,675

LIABILITIES
Advances from banking subsidiary	$109	$1,235
Accrued expenses and other liabilities	551	2
TOTAL LIABILITIES	660	1,237

STOCKHOLDERS’ EQUITY
Common stock	11,809	11,707
Surplus	35,047	33,830
Retained earnings	70,004	66,622
Accumulated other comprehensive (loss) income	(1,419)	2,035
Treasury stock, at cost	(5,756)	(5,756)
TOTAL STOCKHOLDERS’ EQUITY	109,685	108,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,345	$109,675

STATEMENTS OF INCOME
(Dollars in thousands)	Years Ended December 31,
	2016	2015	2014
INCOME
Dividends from subsidiary bank	$6,102	$6,102	$7,041
Net investment securities gains	368	―	187
Other income	84	79	76
TOTAL INCOME	6,554	6,181	7,304

OPERATING EXPENSES	110	133	136
	6,444	6,048	7,168
INCOME TAX EXPENSE (BENEFIT)	101	(33)	43
	6,343	6,081	7,125
EQUITY IN UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY	3,129	3,091	3,086

NET INCOME	$9,472	$9,172	$10,211

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Net Income	$9,472	$9,172	$10,211

Other comprehensive income (loss):
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $156, $(19) and $13, respectively	229	(29)	19

Less reclassification adjustment for net gains included in net income, net of income taxes of $(149), $0 and $(76), respectively	(219)	―	(111)

Less reclassification adjustment for impairment charges on equity securities included in net income, net of income taxes of $0, $5 and $0, respectively	—	9	―

Equity in other comprehensive income (loss) of banking subsidiary	(3,464)	(2,275)	4,476

Total other comprehensive (loss) income	(3,454)	(2,295)	4,384
Total Comprehensive Income (Loss)	$6,018	$6,877	$14,595

STATEMENTS OF CASH FLOWS
(Dollars in thousands)	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$9,472	$9,172	$10,211
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of investment securities	(368)	―	(187)
Impairment charges on equity securities	—	14	―
Deferred income tax expense	15	63	41
Equity in undistributed earnings of banking subsidiary	(3,129)	(3,091)	(3,086)
Decrease (increase) in prepaid/accrued expenses and other assets/liabilities	1,267	(1,095)	327
(Decrease) Increase in advances from banking subsidiary	(1,126)	1,017	(1,318)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,131	6,080	5,988

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	752	―	512
NET CASH PROVIDED BY INVESTING ACTIVITIES	752	―	512

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,319	1,252	1,121
Proceeds from issuance of treasury stock	—	37	―
Dividends paid	(6,090)	(6,035)	(5,815)
NET CASH USED IN FINANCING ACTIVITIES	(4,771)	(4,746)	(4,694)

INCREASE IN CASH AND CASH EQUIVALENTS	2,112	1,334	1,806
CASH AND CASH EQUIVALENTS, BEGINNING	5,548	4,214	2,408
CASH AND CASH EQUIVALENTS, ENDING	$7,660	$5,548	$4,214

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

First Keystone Corporation

Berwick, Pennsylvania

We have audited First Keystone Corporation and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified regarding internal controls related to the review of specific reserves on impaired loans. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 17, 2017, on those consolidated financial statements.

In our opinion, First Keystone Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Keystone Corporation and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 17, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 17, 2017

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded, as a result of the material weakness in our internal controls over financial reporting discussed below, the Corporation’s disclosure controls and procedures were not effective as of December 31, 2016.

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

An internal control material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013). Based on the assessment under COSO, management determined that our internal control over financial reporting was not effective as of December 31, 2016. Management identified a material weakness in internal controls relating to the review of specific reserves on impaired loans. This material weakness noted had no impact on our reported financial condition or results of operations as of and for the period ended December 31, 2016. We will be implementing remedial changes to improve our internal controls over financial reporting.

Remediation Activities

Management has been actively engaged in developing remediation plans to address the above control deficiency. The remediation actions we are taking and expect to take for the review of specific reserves on impaired loans will incorporate enhancements to the current review process to ensure a review is being performed at an appropriate level of precision. The reviews will encompass expanded validation of calculations, more detailed confirmations of source documentation and greater scrutiny of assumptions.

Management has developed a detailed plan and timetable for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. If not remediated, these control deficiencies could result in a material misstatement to the Corporation’s financial statements.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016, and expressed an adverse opinion on our internal control over financial reporting. This report can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the material weakness, there were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 16.	FORM 10-K SUMMARY

None.

3.	Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated August 27, 2013).

21	List of Subsidiaries of the Issuer, filed with this annual report on Form 10-K.**

23.1	Consent of BDO USA, LLP.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

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

FIRST KEYSTONE CORPORATION

/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 17, 2017
John E. Arndt, Secretary/Director	Date

/s/ J. Gerald Bazewicz	March 17, 2017
J. Gerald Bazewicz, Vice Chairman/Director	Date

/s/ Don E. Bower	March 17, 2017
Don E. Bower, Director	Date

/s/ Robert A. Bull	March 17, 2017
Robert A. Bull, Director	Date

/s/ Robert E. Bull	March 17, 2017
Robert E. Bull, Chairman/Director	Date

/s/ Joseph B. Conahan, Jr.	March 17, 2017
Joseph B. Conahan, Jr., Director	Date

/s/ Jerome F. Fabian	March 17, 2017
Jerome F. Fabian, Director	Date

/s/ John G. Gerlach	March 17, 2017
John G. Gerlach, Director	Date

/s/ Matthew P. Prosseda	March 17, 2017
Matthew P. Prosseda, President/	Date
Chief Executive Officer/Director

/s/ Diane C.A. Rosler	March 17, 2017
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 17, 2017
David R. Saracino, Director	Date

