Form 10-Q
period 2017-03-31
FIRST KEYSTONE CORP
filed 2017-05-09
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 5,683,232 shares as of May 5, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$8,487	$8,338
Interest-bearing deposits in other banks	1,467	790
Total cash and cash equivalents	9,954	9,128
Time deposits with other banks	1,482	1,482
Investment securities available-for-sale	394,066	379,637
Investment securities held-to-maturity (fair value 2017- $3; 2016 - $4)	3	4
Restricted investment in bank stocks	5,942	5,477
Loans	524,989	522,382
Allowance for loan losses	(7,461)	(7,357)
Net loans	517,528	515,025
Premises and equipment, net	18,959	19,237
Accrued interest receivable	3,887	3,917
Cash surrender value of bank owned life insurance	21,876	21,718
Investments in low-income housing partnerships	2,682	2,555
Goodwill	19,133	19,133
Foreclosed assets held for resale	1,136	1,273
Deferred income taxes	2,329	2,760
Other assets	3,408	2,937
TOTAL ASSETS	$1,002,385	$984,283

LIABILITIES
Deposits:
Non-interest bearing	$130,637	$110,314
Interest bearing	601,949	615,668
Total deposits	732,586	725,982
Short-term borrowings	74,925	69,290
Long-term borrowings	75,085	75,116
Accrued interest payable	455	427
Other liabilities	7,759	3,783
TOTAL LIABILITIES	890,810	874,598

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of March 31, 2017 and December 31, 2016; issued 0 as of March 31, 2017 and December 31, 2016	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of March 31, 2017 and December 31, 2016; issued 5,916,344 as of March 31, 2017 and 5,904,563 as of December 31, 2016; outstanding 5,683,232 as of March 31, 2017 and 5,671,451 as of December 31, 2016	11,833	11,809
Surplus	35,324	35,047
Retained earnings	70,758	70,004
Accumulated other comprehensive loss	(584)	(1,419)
Treasury stock, at cost, 233,112 shares in 2017 and 2016	(5,756)	(5,756)
TOTAL STOCKHOLDERS’ EQUITY	111,575	109,685
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,002,385	$984,283

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

(Dollars in thousands, except per share data)

	2017	2016
INTEREST INCOME
Interest and fees on loans	$5,512	$5,456
Interest and dividend income on investment securities:
Taxable	1,142	1,508
Tax-exempt	1,147	922
Dividends	11	15
Dividend income on restricted investment in bank stocks	77	60
Interest on interest-bearing deposits in other banks	8	8
Total interest income	7,897	7,969

INTEREST EXPENSE
Interest on deposits	901	854
Interest on short-term borrowings	136	71
Interest on long-term borrowings	382	385
Total interest expense	1,419	1,310

Net interest income	6,478	6,659
Provision for loan losses	83	283
Net interest income after provision for loan losses	6,395	6,376

NON-INTEREST INCOME
Trust department	238	200
Service charges and fees	436	415
Bank owned life insurance income	158	164
ATM fees and debit card income	327	312
Gains on sales of mortgage loans	36	102
Net investment securities gains	303	14
Other	40	93
Total non-interest income	1,538	1,300

NON-INTEREST EXPENSE
Salaries and employee benefits	2,742	2,786
Occupancy, net	487	450
Furniture and equipment	139	136
Computer expense	246	226
Professional services	238	153
Pennsylvania shares tax	206	189
FDIC insurance	80	154
ATM and debit card fees	137	139
Data processing fees	132	133
Foreclosed assets held for resale expense	26	51
Advertising	78	67
Other	752	656
Total non-interest expense	5,263	5,140

Income before income tax expense	2,670	2,536
Income tax expense	384	360
NET INCOME	$2,286	$2,176

PER SHARE DATA
Net income per share:
Basic	$0.40	$0.39
Diluted	0.40	0.39
Dividends per share	0.27	0.27

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016

Net Income	$2,286	$2,176

Other comprehensive income:
Unrealized net holding gains on available-for-sale investment securities arising during the period, net of income taxes of $534 and $2,145, respectively	1,035	4,171

Less reclassification adjustment for net gains included in net income, net of income taxes of $(103) and $(5), respectively (a) (b)	(200)	(9)

Total other comprehensive income	835	4,162

Total Comprehensive Income	$3,121	$6,338

(a) Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity

Balance at January 1, 2017	5,904,563	$11,809	$35,047	$70,004	$(1,419)	$(5,756)	$109,685
Net Income				2,286			2,286
Other comprehensive income, net of taxes					835		835
Issuance of common stock under dividend reinvestment plan	11,781	24	277				301
Dividends - $0.27 per share				(1,532)			(1,532)
Balance at March 31, 2017	5,916,344	$11,833	$35,324	$70,758	$(584)	$(5,756)	$111,575

Balance at January 1, 2016	5,853,317	$11,707	$33,830	$66,622	$2,035	$(5,756)	$108,438
Net Income				2,176			2,176
Other comprehensive income, net of taxes					4,162		4,162
Issuance of common stock under dividend reinvestment plan	12,484	25	297				322
Dividends - $0.27 per share				(1,517)			(1,517)
Balance at March 31, 2016	5,865,801	$11,732	$34,127	$67,281	$6,197	$(5,756)	$113,581

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

(Dollars in thousands)

	2017	2016
OPERATING ACTIVITIES
Net income	$2,286	$2,176
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	83	283
Depreciation and amortization	283	299
Net premium amortization on investment securities	1,186	977
Gains on sales of mortgage loans	(36)	(102)
Proceeds from sales of mortgage loans originated for resale	1,216	2,977
Originations of mortgage loans originated for resale	(1,637)	(3,224)
Gains on sales of investment securities	(303)	(14)
Gains on sales of foreclosed real estate held for resale, including write-downs	—	(4)
Decrease in accrued interest receivable	30	132
Earnings on investment in bank owned life insurance	(158)	(164)
Increase in other assets	(471)	(348)
Amortization of investment in real estate ventures	40	44
Increase in accrued interest payable	28	52
(Decrease) increase in other liabilities	(502)	207
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,045	3,291
INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	24,493	7,034
Proceeds from maturities and redemptions of investment securities available-for-sale	4,601	2,155
Purchases of investment securities available-for-sale	(38,662)	―
Proceeds from maturities and redemptions of investment securities held-to-maturity	1	3
Net change in restricted investment in bank stocks	(465)	322
Net increase in loans	(2,123)	(2,947)
Purchases of premises and equipment	(26)	(30)
Purchase of investment in real estate venture	(167)	—
Proceeds from sales of foreclosed assets held for resale	152	230
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(12,196)	6,767
FINANCING ACTIVITIES
Net increase in deposits	6,604	5,301
Net increase (decrease) in short-term borrowings	5,635	(14,790)
Proceeds from long-term borrowings	—	5,000
Repayment of long-term borrowings	(31)	(5,028)
Common stock issued	301	297
Dividends paid	(1,532)	(1,517)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,977	(10,737)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	826	(679)
CASH AND CASH EQUIVALENTS, BEGINNING	9,128	9,008
CASH AND CASH EQUIVALENTS, ENDING	$9,954	$8,329
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,391	$1,258
Income taxes paid	650	1,180
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchased securities settling after quarter end	4,478	―
Loans transferred to foreclosed assets held for resale	15	57
Loans transferred from held for sale portfolio	—	(171)
Common stock subscription receivable	—	25

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2017, are not necessarily indicative of the results for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

For comparative purposes, the March 31, 2016 balances have been reclassified to conform to the March 31, 2017 presentation. Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the three months ended March 31, 2017 that were not already adopted by the Corporation.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue requirements in Revenue Recognition (Topic 605). This ASU requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period. Early application is not permitted. In August 2015, the FASB issued an update ASU 2015-14 which approved a one-year delay of the effective date of this standard. The deferral would require public entities to apply the standard for annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued an update ASU 2016-08 which updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. In April 2016, the FASB issued an update ASU 2016-10, that updates the standard by identifying performance obligations and licenses of intellectual property, which clarifies the guidance surrounding licensing arrangements and the identification of performance obligations. In May 2016, the FASB issued an update ASU 2016-12 which articulates narrow-scope improvements and practical expedients. Because the amended guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Corporation’s preliminary analysis suggests that the adoption of this amended guidance is not expected to have a material impact on its Consolidated Financial Statements, although the Corporation will also be subject to expanded disclosure requirements upon adoption and the Corporation’s revenue recognition processes for wealth and asset management revenue, and card and processing revenue may be affected. However, there are certain areas of the amended guidance, such as credit card interchange fees and related rewards programs, which are subject to interpretation and for which the Corporation has not made final conclusions regarding the applicability and the related impact, if any. In December, the FASB issued an update ASU 2016-20. The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. Accordingly, the results of the Corporation’s materiality analysis, as well as its selected adoption method, may change as these conclusions are reached. The Corporation is currently assessing the impact that this guidance will have on its consolidated financial statements and related disclosures.

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

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all entities that offer employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The ASU is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Corporation is currently assessing the impact that this guidance will have on its consolidated financial statements and related disclosures.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at March 31, 2017 and December 31, 2016:

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017:
U.S. Treasury securities	$1,005	$—	$ ―	$1,005
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	121,325	134	(1,090)	120,369
Other	24,356	95	(438)	24,013
Obligations of state and political subdivisions	212,305	3,006	(2,345)	212,966
Corporate debt securities	35,066	10	(1,020)	34,056
Marketable equity securities	809	848	―	1,657
Total	$394,866	$4,093	$(4,893)	$394,066

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$3	$—	$ ―	$3
Total	$3	$—	$ ―	$3

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016:
U.S. Treasury securities	$1,008	$2	$—	$1,010
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	112,155	83	(1,331)	110,907
Other	21,399	82	(511)	20,970
Obligations of state and political subdivisions	211,154	2,776	(2,796)	211,134
Corporate debt securities	35,178	4	(1,206)	33,976
Marketable equity securities	810	830	—	1,640
Total	$381,704	$3,777	$(5,844)	$379,637

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016:
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$4	$—	$—	$4
Total	$4	$—	$—	$4

Securities Available-for-Sale with an aggregate fair value of $296,999,000 at March 31, 2017 and $320,319,000 at December 31, 2016, and securities Held-to-Maturity with an aggregate book value of $3,000 at March 31, 2017 and $4,000 at December 31, 2016, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, debtor in possession funds and FHLB advances aggregating $201,948,000 at March 31, 2017 and $221,818,000 at December 31, 2016.

The amortized cost, estimated fair value and weighted average yield of debt and equity securities, by contractual maturity, are shown below at March 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)

	March 31, 2017
	Available-For-Sale					Held-To-Maturity
		U.S. Government	Obligations			U.S. Government
	U.S.	Corporations &	of State	Corporate	Marketable	Corporations &
	Treasury	Agencies	& Political	Debt	Equity	Agencies
	Securities	Obligations[1]	Subdivisions[2]	Securities	Securities[3]	Obligations[1]
Within 1 Year:
Amortized cost	$1,005	$ ―	$1,253	$—	$ ―	$3
Fair value	1,005	―	1,254	—	―	3
Weighted average yield	0.96%	―	1.40%	—	―	2.34%

1 - 5 Years:
Amortized cost	—	33,551	30,993	12,146	―	—
Fair value	—	33,508	31,380	12,022	―	—
Weighted average yield	—	2.05%	2.80%	2.38%	―	—

5 - 10 Years:
Amortized cost	―	47,256	59,627	22,920	―	―
Fair value	―	46,116	60,238	22,034	―	―
Weighted average yield	―	2.13%	3.43%	2.67%	―	―

After 10 Years:
Amortized cost	―	64,874	120,432	―	809	―
Fair value	―	64,758	120,094	―	1,657	―
Weighted average yield	―	1.77%	3.67%	―	5.42%	―

Total:
Amortized cost	$1,005	$145,681	$212,305	$35,066	$809	$3
Fair value	1,005	144,382	212,966	34,056	1,657	3
Weighted average yield	0.96%	1.95%	3.46%	2.57%	5.42%	2.34%

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

3Marketable equity securities are not considered to have defined maturities and are included in the after ten year category.

There were no aggregate investments with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at March 31, 2017. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt and equity securities for the first quarter of 2017 and 2016 were $24,491,000 and $7,034,000, respectively. Gross gains realized on these sales were $341,000 and $55,000, respectively. Gross losses on these sales were $38,000 and $41,000, respectively. There were no impairment losses realized on Available-for-Sale equity securities during the first quarter of 2017 or 2016.

There were no proceeds from sales of investments in Held-to-Maturity debt and equity securities during the first quarter of 2017 or 2016. Therefore, there were no gains or losses realized during these periods.

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

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at March 31, 2017. Management did not consider any securities to be other-than-temporarily impaired at December 31, 2016.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of March 31, 2017 and December 31, 2016:

March 31, 2017

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury securities	$ ―	$ ―	$ ―	$ ―	$ ―	$ ―
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	87,694	(980)	8,183	(110)	95,877	(1,090)
Other	11,964	(430)	1,705	(8)	13,669	(438)
Obligations of state and political subdivisions	73,030	(2,345)	—	—	73,030	(2,345)
Corporate debt securities	19,262	(633)	10,350	(387)	29,612	(1,020)
Marketable equity securities	―	―	―	―	―	―
	$191,950	$(4,388)	$20,238	$(505)	$212,188	$(4,893)

December 31, 2016

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	89,444	(1,216)	8,783	(115)	98,227	(1,331)
Other	10,340	(500)	1,741	(11)	12,081	(511)
Obligations of state and political subdivisions	95,481	(2,796)	—	—	95,481	(2,796)
Corporate debt securities	21,656	(749)	10,298	(457)	31,954	(1,206)
Marketable equity securities	―	―	―	―	―	―
	$216,921	$(5,261)	$20,822	$(583)	$237,743	$(5,844)

The Corporation invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 119 securities with a one year or less unrealized loss position or any of their 11 securities with a greater than one year unrealized loss position as of March 31, 2017, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $557,000 and $100,000 at March 31, 2017 and December 31, 2016, respectively.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheet. As of March 31, 2017 and December 31, 2016, the amount of the reserve for unfunded lending commitments was $235,000 and $202,000, respectively.

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

The loan grading system for Residential Real Estate and Consumer loans focuses on the borrower’s credit score and credit history, debt-to-income ratio and income sources, collateral position and loan-to-value ratio, as well as other variables such as current economic conditions and individual strengths and weaknesses.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of March 31, 2017 and December 31, 2016:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Grade:
1-6 Pass	$83,167	$78,319	$244,562	$243,023
7 Special Mention	4,625	4,425	3,996	6,224
8 Substandard	1,382	684	13,589	13,817
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	―	―	―	―
Net deferred loan fees and costs	162	145	504	455
Total loans	$89,336	$83,573	$262,651	$263,519

	Residential Real Estate
	Including Home Equity		Consumer
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Grade:
1-6 Pass	$163,788	$165,862	$5,880	$6,073
7 Special Mention	1,534	1,664	34	71
8 Substandard	1,683	1,523	10	9
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	(4)	(6)	―	―
Net deferred loan fees and costs	(19)	(8)	96	102
Total loans	$166,982	$169,035	$6,020	$6,255

	Total Loans
	March 31,	December 31,
	2017	2016
Grade:
1-6 Pass	$497,397	$493,277
7 Special Mention	10,189	12,384
8 Substandard	16,664	16,033
9 Doubtful	―	―
Add (deduct): Unearned discount and	(4)	(6)
Net deferred loan fees and costs	743	694
Total loans	$524,989	$522,382

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $41,101,000 and $2,422,000, at March 31, 2017 and $36,289,000 and $2,780,000 at December 31, 2016. Loans held for sale amounted to $557,000 at March 31, 2017 and $100,000 at December 31, 2016.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial
	and	Commercial	Residential
	Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the three month period ended March 31, 2017:
Allowance for Loan Losses:
Beginning balance	$836	$4,421	$1,777		$95		$228	$7,357
Charge-offs	—	(9)	(19)		(22)		—	(50)
Recoveries	67	—	—		4		—	71
Provision	(28)	45	(9)		18		57	83
Ending Balance	$875	$4,457	$1,749		$95		$285	$7,461
Ending balance: individually evaluated for impairment	$ ―	$241	$19	$	―	$	―	$260
Ending balance: collectively evaluated for impairment	$875	$4,216	$1,730		$95		$285	$7,201

Loans Receivable:
Ending Balance	$89,336	$262,651	$166,982		$6,020	$	―	$524,989
Ending balance: individually evaluated for impairment	$1,250	$13,062	$1,169	$	―	$	―	$15,481
Ending balance: collectively evaluated for impairment	$88,086	$249,589	$165,813		$6,020	$	―	$509,508

(Dollars in thousands)	Commercial
	and	Commercial	Residential
	Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the three month period ended March 31, 2016:
Allowance for Loan Losses:
Beginning balance	$725	$3,983	$1,777		$96		$158	$6,739
Charge-offs	―	―	―		(23)		―	(23)
Recoveries	―	―	12		1		―	13
Provision	6	―	(40)		27		290	283
Ending Balance	$731	$3,983	$1,749		$101		$448	$7,012
Ending balance: individually evaluated for impairment	$ ―	$431	$19	$	―	$	―	$450
Ending balance: collectively evaluated for impairment	$731	$3,552	$1,730		$101		$448	$6,562

Loans Receivable:
Ending Balance	$86,100	$261,477	$166,496		$5,787	$	―	$519,860
Ending balance: individually evaluated for impairment	$465	$12,858	$836	$	―	$	―	$14,159
Ending balance: collectively evaluated for impairment	$85,635	$248,619	$165,660		$5,787	$	―	$505,701

(Dollars in thousands)	Commercial
	and	Commercial	Residential
	Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2016
Allowance for Loan Losses:
Beginning balance	$725	$3,983	$1,777	$96	$158	$6,739
Charge-offs	(195)	(1,200)	(61)	(38)	—	(1,494)
Recoveries	9	—	12	8	—	29
Provision	297	1,638	49	29	70	2,083
Ending Balance	$836	$4,421	$1,777	$95	$228	$7,357
Ending balance: individually evaluated for impairment	$—	$200	$19	$—	$—	$219
Ending balance: collectively evaluated for impairment	$836	$4,221	$1,758	$95	$228	$7,138

Loans Receivable:
Ending Balance	$83,573	$263,519	$169,035	$6,255	$—	$522,382
Ending balance: individually evaluated for impairment	$416	$12,873	$1,008	$—	$—	$14,297
Ending balance: collectively evaluated for impairment	$83,157	$250,646	$168,027	$6,255	$—	$508,085

Of the $1,136,000 in foreclosed assets held for resale at March 31, 2017, $65,000 was secured by residential real estate, $50,000 was secured by land, and $1,021,000 was secured by commercial real estate. Of the $1,273,000 in foreclosed assets held for resale at December 31, 2016, $50,000 was secured by residential real estate, $50,000 was secured by land, and $1,173,000 was secured by commercial real estate. At March 31, 2017 and December 31, 2016, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $569,000 at March 31, 2017 and $649,000 at December 31, 2016. These balances were not included in foreclosed assets held for resale at March 31, 2017 or December 31, 2016.

Subsequent to March 31, 2017, two consumer mortgage loans to the same individual totaling $82,000 entered into formal foreclosure proceedings. Both of the loans are secured by the same parcel of residential real estate. Physical possession of the property securing the loans has yet to be obtained as of the date of issuance of these consolidated financial statements, but it is anticipated that the property will be transferred to foreclosed assets held for resale during the second quarter of 2017.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding recorded investment of TDRs as of March 31, 2017 and December 31, 2016 was $11,179,000 and $11,629,000, respectively. The decrease in TDRs was attributable to large principal payments and paydowns made on existing TDRs net against smaller loans modified as TDRs during the three months ended March 31, 2017. There were $2,000 in unfunded commitments on TDRs at March 31, 2017 and December 31, 2016.

During the three months ended March 31, 2017, two loans with a combined post modification balance of $110,000 were classified as TDRs, as compared to the same period in 2016, when four loans with a combined post modification balance of $429,000 were classified as TDRs. The loan modifications for the three months ended March 31, 2017 consisted of two payment modifications. The loan modifications for the three months ended March 31, 2016 consisted of three term modifications and one payment modification.

The following table presents the recorded investment of TDRs at the dates indicated:

(Dollars in thousands)

	March 31,	December 31,
	2017	2016
Non-accrual TDRs	$299	$267
Accruing TDRs	10,880	11,362
Total	$11,179	$11,629

At March 31, 2017, seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $642,000 and one Commercial and Industrial loan with a recorded investment of $13,000 were not in compliance with the terms of their restructure, compared to March 31, 2016 when four Commercial Real Estate loans classified as TDRs with a combined recorded investment of $902,000 were not in compliance with the terms of their restructure.

During the three months ended March 31, 2017 and 2016, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults.

The following table presents information regarding the loan modifications categorized as TDRs during the three months ended March 31, 2017 and March 31, 2016:

(Dollars in thousands)

	Three Months Ended March 31, 2017
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$38	$38	$38
Commercial Real Estate	1	72	72	72
Total	2	$110	$110	$110

(Dollars in thousands)

	Three Months Ended March 31, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	3	$68	$68	$67
Commercial Real Estate	1	361	361	360
Total	4	$429	$429	$427

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three months ended March 31, 2017 and March 31, 2016 with the total number of each type of modification performed.

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	—	1	1	―	2	1	3
Commercial Real Estate	―	—	1	1	―	1	—	1
Total	―	—	2	2	―	3	1	4

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended March 31, 2017 and December 31, 2016.

(Dollars in thousands)	March 31, 2017				December 31, 2016
		Unpaid				Unpaid
	Recorded	Principal	Related		Recorded	Principal	Related
	Investment	Balance	Allowance		Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,250	$1,250	$	―	$416	$416	$	―
Commercial Real Estate	12,061	14,344		―	11,905	14,352		―
Residential Real Estate	745	907		―	584	745		―

With an allowance recorded:
Commercial and Industrial	—	—		—	—	—		—
Commercial Real Estate	1,001	2,416		241	968	2,383		200
Residential Real Estate	424	424		19	424	424		19
Total	$15,481	$19,341		$260	$14,297	$18,320		$219

Total consists of:
Commercial and Industrial	$1,250	$1,250	$	―	$416	$416	$	―
Commercial Real Estate	$13,062	$16,760		$241	$12,873	$16,735		$200
Residential Real Estate	$1,169	$1,331		$19	$1,008	$1,169		$19

At March 31, 2017 and December 31, 2016, $11,179,000 and $11,629,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 and $0, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid principal balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the three months ended March 31, 2017 and 2016.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	March 31, 2017		March 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$833	$20	$432	$5
Commercial Real Estate	11,960	127	6,965	88
Residential Real Estate	632	1	415	―

With an allowance recorded:
Commercial Real Estate	985	―	5,492	37
Residential Real Estate	424	―	430	―
Total	$14,834	$148	$13,734	$130

Total consists of:
Commercial and Industrial	$833	$20	$432	$5
Commercial Real Estate	$12,945	$127	$12,457	$125
Residential Real Estate	$1,056	$1	$845	$ ―

Of the $148,000 and $130,000 in interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016, respectively, $17,000 and $0 in interest income was recognized with respect to non-accrual loans.

Loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing, as of March 31, 2017 and December 31, 2016 were as follows:

(Dollars in thousands)	March 31,	December 31,
	2017	2016
Commercial and Industrial	$837	$—
Commercial Real Estate	2,595	1,927
Residential Real Estate	1,169	1,008
Total non-accrual loans	4,601	2,935
Foreclosed assets held for resale	1,136	1,273
Loans past-due 90 days or more and still accruing	28	34
Total non-performing assets	$5,765	$4,242

The following tables present the classes of the loan portfolio summarized by the past-due status at March 31, 2017 and December 31, 2016:

(Dollars in thousands)

							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
March 31, 2017:
Commercial and Industrial	$100	$ ―	$ ―	$100	$89,236	$89,336	$ ―
Commercial Real Estate	1,195	346	1,900	3,441	259,210	262,651	—
Residential Real Estate	1,544	401	1,010	2,955	164,027	166,982	28
Consumer	11	12	―	23	5,997	6,020	―
Total	$2,850	$759	$2,910	$6,519	$518,470	$524,989	$28

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
December 31, 2016:
Commercial and Industrial	$130	$—	$—	$130	$83,443	$83,573	$—
Commercial Real Estate	1,019	273	1,927	3,219	260,300	263,519	—
Residential Real Estate	1,750	542	1,020	3,312	165,723	169,035	34
Consumer	28	8	—	36	6,219	6,255	—
Total	$2,927	$823	$2,947	$6,697	$515,685	$522,382	$34

At March 31, 2017 and December 31, 2016, commitments to lend additional funds with respect to impaired loans consisted of three irrevocable letters of credit totaling $1,268,000. One irrevocable letter of credit in the amount of $1,249,000 was associated with a loan to a developer of a residential sub-division. Two irrevocable letters of credit totaling $19,000 were associated with a loan to a non-profit community recreation facility.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
March 31, 2017
Repurchase agreements (a)	$21,419	$ ―	$21,419	$(21,419)	$ ―	$	―

December 31, 2016
Repurchase agreements (a)	$18,490	$ ―	$18,490	$(18,490)	$ ―	$	―

(a) As of March 31, 2017 and December 31, 2016, the fair value of securities pledged in connection with repurchase agreements was $28,334,000 and $25,298,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2017.

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight					Greater
	and	Up to		30 -90		than
	Continuous	30 days		Days		90 Days	Total
March 31, 2017:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$21,419	$	―	$	―	$ ―	$21,419
Total	$21,419	$	―	$	―	$ ―	$21,419

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

Financial Instruments with Off-Balance Sheet Risk

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at March 31, 2017 and December 31, 2016, were as follows:

(Dollars in thousands)

	March 31, 2017	December 31, 2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$71,985	$84,519
Financial standby letters of credit	$434	$453
Performance standby letters of credit	$5,304	$5,341

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

Standby letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation may hold collateral (similar to the items held as collateral for commitments to extend credit) to support standby letters of credit for which collateral is deemed necessary.

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At March 31, 2017, the Corporation had $429,633,000 in loans secured by real estate, which represented 81.8% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of March 31, 2017 and December 31, 2016, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At March 31, 2017 and December 31, 2016, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1		Level 2	Level 3		Total
March 31, 2017
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$1,005	$	―	$1,005
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed		―	120,369		―	120,369
Other		―	24,013		―	24,013
Obligations of state and political subdivisions		―	212,966		―	212,966
Corporate debt securities		―	34,056		―	34,056
Marketable equity securities		1,657	―		―	1,657
Total		$1,657	$392,409	$	―	$394,066

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
December 31, 2016
Available-for-Sale Securities:
U.S. Treasury securities	$—	$1,010	$—	$1,010
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	110,907	—	110,907
Other	—	20,970	—	20,970
Obligations of state and political subdivisions	—	211,134	—	211,134
Corporate debt securities	—	33,976	—	33,976
Marketable equity securities	1,640	—	—	1,640
Total	$1,640	$377,997	$—	$379,637

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for investments. There were no transfers between Level 1 and Level 2 during 2017 or 2016.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2017 and December 31, 2016, impaired loans measured at fair value on a non-recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at March 31, 2017
Impaired loans:
Commercial Real Estate	$	―	$	―	$4,681	$4,681
Residential Real Estate		―		―	524	524
Total impaired loans	$	―	$	―	$5,205	$5,205

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at December 31, 2016
Impaired loans:
Commercial Real Estate	$	―	$	―	$4,763	$4,763
Residential Real Estate		―		―	524	524
Total impaired loans	$	―	$	―	$5,287	$5,287

The Bank’s impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For impaired loans less than $250,000 upon classification and annually at year end, the Bank completes a Certificate of Inspection, which includes an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the impaired loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2017 and 2016.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2017 and December 31, 2016, foreclosed assets held for resale measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets at March 31, 2017
Other foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$96	$96
Total foreclosed assets held for resale	$—	$—	$96	$96

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2016
Other foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$248	$248
Total foreclosed assets held for resale	$—	$—	$248	$248

The Bank’s foreclosed asset valuation procedure requires an appraisal, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2017 and 2016.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
	Estimate	Valuation Technique	Unobservable Input	Range	Average
March 31, 2017
Impaired loans	$2,051	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(11%) – (79%)	(19)%
Impaired loans	$3,154	Discounted cash flow	Discount rate	(7%) – (7%)	(7)%
Foreclosed assets held for resale	$96	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(23%) – (23%)	(23)%

December 31, 2016
Impaired loans	$2,119	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (79%)	(21)%
Impaired loans	$3,168	Discounted cash flow	Discount rate	(7%) – (7%)	(7)%
Foreclosed assets held for resale	$248	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(23%) – (37%)	(32)%

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)

	Carrying	Fair Value Measurements at March 31, 2017
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$8,487	$8,487	$	―	$	―	$8,487
Interest-bearing deposits in other banks	1,467	―		1,467		―	1,467
Time deposits with other banks	1,482	―		1,482		―	1,482
Investment securities available-for-sale	394,066	1,657		392,409		―	394,066
Investment securities held-to-maturity	3	―		3		―	3
Restricted investment in bank stocks	5,942	―		5,942		―	5,942
Net loans	517,528	―		―		507,189	507,189
Mortgage servicing rights	408	―		―		408	408
Accrued interest receivable	3,887	―		3,887		―	3,887

FINANCIAL LIABILITIES:
Deposits	732,586	―		731,922		―	731,922
Short-term borrowings	74,925	―		74,925		―	74,925
Long-term borrowings	75,085	―		75,618		―	75,618
Accrued interest payable	455	―		455		―	455

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2016
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,338	$8,338	$—	$—	$8,338
Interest-bearing deposits in other banks	790	—	790	—	790
Time deposits with other banks	1,482	—	1,482	—	1,482
Investment securities available-for-sale	379,637	1,640	377,997	—	379,637
Investment securities held-to-maturity	4	—	4	—	4
Restricted investment in bank stocks	5,477	—	5,477	—	5,477
Net loans	515,025	—	—	504,206	504,206
Mortgage servicing rights	431	—	—	431	431
Accrued interest receivable	3,917	—	3,917	—	3,917

FINANCIAL LIABILITIES:
Deposits	725,982	—	725,473	—	725,473
Short-term borrowings	69,290	—	69,290	—	69,290
Long-term borrowings	75,116	—	75,718	—	75,718
Accrued interest payable	427	—	427	—	427

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―	―	―	―

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at March 31, 2017 and December 31, 2016:

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

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at March 31, 2017 and December 31, 2016.

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

(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2017	2016
Net income	$2,286	$2,176
Weighted-average common shares outstanding	5,672	5,620
Basic earnings per share	$0.40	$0.39

Weighted-average common shares outstanding	5,672	5,620
Common stock equivalents due to effect of stock options	2	2
Total weighted-average common shares and equivalents	5,674	5,622
Diluted earnings per share	$0.40	$0.39

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

CRITICAL ACCOUNTING ESTIMATES

The Corporation has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Corporation applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2016 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Corporation filed its Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

Quarter ended March 31, 2017 compared to quarter ended March 31, 2016

First Keystone Corporation realized earnings for the first quarter of 2017 of $2,286,000, an increase of $110,000, or 5.1% from the first quarter of 2016. The increase in net income for the three months ended March 31, 2017 was primarily due to an increase in net investment securities gains and a decrease in the provision for loan losses as compared to the three months ended March 31, 2016.

On a per share basis, for the three months ended March 31, 2017, net income was $0.40 versus $0.39 for the same three month period of 2016. Cash dividends amounted to $0.27 per share for the three months ended March 31, 2017 and 2016.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2017, interest income amounted to $7,897,000, a decrease of $72,000 or 0.9% from the first quarter of 2016, while interest expense amounted to $1,419,000 in the first quarter of 2017, an increase of $109,000, or 8.3% from the first quarter of 2016. As a result, net interest income decreased $181,000 or 2.7% to $6,478,000 from $6,659,000 for the same period in 2016.

The Corporation’s net interest margin for the three months ended March 31, 2017 was 3.10% compared to 3.18% for the three months ended March 31, 2016. The decrease in net interest margin was a result of the unprecedented continuing low interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 2017 and March 31, 2016 was $83,000 and $283,000, respectively. The decrease in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past due trends, current economic conditions, and other relevant factors. Activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 resulted in net recoveries of $21,000 and net charge-offs of $10,000, respectively. See Allowance for Loan Losses on page 37 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,538,000 for the three months ended March 31, 2017, as compared to $1,300,000 for the quarter ended March 31, 2016, an increase of $238,000, or 18.3%. Gains on sales of mortgage loans decreased $66,000 or 64.7% due to a decrease in loans originated with the intent to sell and volume of loans sold.

Net gains on sales of investment securities increased $289,000 to $303,000 for the first quarter of 2017 as compared to the quarter ended March 31, 2016. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates.

In the first quarter of 2017, non-interest income of $1,538,000 less net investment securities gains of $303,000 and gains on sales of mortgage loans of $36,000 amounted to $1,199,000 (non-GAAP). In the first quarter of 2016, non-interest income of $1,300,000 less net investment securities gains of $14,000 and gains on sales of mortgage loans of $102,000 amounted to $1,184,000 (non-GAAP).

NON-INTEREST EXPENSE

Total non-interest expense was $5,263,000 for the quarter ended March 31, 2017, as compared to $5,140,000 for the quarter ended March 31, 2016. Non-interest expense increased $123,000 or 2.4%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,742,000 or 52.1% of total non-interest expense for the three months ended March 31, 2017, as compared to 54.2% for the same three months of 2016. Net occupancy, furniture and equipment, and computer expense amounted to $872,000 for the three months ended March 31, 2017, an increase of $60,000 or 7.4%. The increase was due to higher maintenance costs. Professional services increased $85,000 or 55.6% to $238,000 as of March 31, 2017. The increase was due to pricing increases associated with audit and tax services, out of scope audit work associated with the 2016 annual report and additional fees incurred for financial services department analysis and consulting. Pennsylvania shares tax expense amounted to $206,000 for the three months ended March 31, 2017, an increase of $17,000 or 9.0% as compared to the three months ended March 31, 2016. The increase was the result of an increase in total assets and total equity and an increase in the Pennsylvania shares tax rate. FDIC insurance expense decreased $74,000 or 48.1% from the first quarter of 2016. The decrease was due to changes in assessment methodologies implemented by the FDIC in the second half of 2016. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. ATM and debit card fees expense decreased $2,000 or 1.4% to $137,000 for the three months ended March 31, 2017. Data processing expenses decreased $1,000 or 0.8% to $132,000 for the three months ended March 31, 2017. Foreclosed assets held for resale expense decreased $25,000 due to lower maintenance costs and sales expenses in the first quarter of 2017. Other non-interest expense amounted to $752,000 for the three months ended March 31, 2017, an increase of $96,000 or 14.6% as compared to the three months ended March 31, 2016. The increase was due to an increase in Kasasa brand product fees incurred as a result of discontinued services, an increase in collections fees attributable to increased legal costs and closing costs associated with the sale of a property, plus an increase in the provision for unfunded commitments arising from the implementation of a new valuation methodology.

INCOME TAXES

Income tax expense amounted to $384,000 for the three months ended March 31, 2017, as compared to $360,000 for the three months ended March 31, 2016, an increase of $24,000. The effective total income tax rate was 14.4% for the first quarter of 2017 as compared to 14.2% for the first quarter of 2016.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,002,385,000 as of March 31, 2017, an increase of $18,102,000, or 1.8% from year-end 2016. Total assets as of December 31, 2016 amounted to $984,283,000.

Total investments increased $14,428,000 or 3.8% to $394,069,000 as of March 31, 2017.

Total loans increased $2,607,000 or 0.5%. Loan demand increased in the three months ended March 31, 2017 as the Bank has seen an increase in in loan originations, primarily in the commercial and industrial portfolio.

Total deposits increased $6,604,000 or 0.9% to $732,586,000 as of March 31, 2017.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the first three months of 2017 by $5,604,000 to $150,010,000 from $144,406,000 as of December 31, 2016. Borrowings increased to support growth in the investment portfolio.

Total stockholders’ equity increased to $111,575,000 at March 31, 2017, an increase of $1,890,000 or 1.7% from December 31, 2016.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.5% at March 31, 2017 and March 31, 2016. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $524,989,000 as of March 31, 2017, up $2,607,000, or 0.5% since year-end 2016. The loan portfolio continues to be well diversified. Non-performing assets increased since year-end 2016, but overall asset quality has remained consistent. Total non-performing assets were $5,765,000 as of March 31, 2017, an increase of $1,523,000, or 35.9% from $4,242,000 reported in non-performing assets as of December 31, 2016. Total allowance for loan losses to total non-performing assets was 129.4% as of March 31, 2017 and 173.5% at December 31, 2016.

In addition to loans, another primary earning asset is our overall investment portfolio, which increased in size from December 31, 2016, to March 31, 2017. Available-for-sale securities amounted to $394,066,000 as of March 31, 2017, an increase of $14,429,000 from year-end 2016.

Interest-bearing deposits in other banks increased as of March 31, 2017, to $1,467,000 from $790,000 at year-end 2016. Time deposits with other banks were $1,482,000 at March 31, 2017 and December 31, 2016.

LOANS

Total loans increased to $524,989,000 as of March 31, 2017 as compared to $522,382,000 as of December 31, 2016. The table on page 19 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $2,607,000 or 0.5%.

Increasing demand for borrowing by both individuals and businesses accounted for the 0.5% increase in the loan portfolio from December 31, 2016 to March 31, 2017. The Commercial and Industrial portfolio increased $5,763,000 to $89,336,000 as of March 31, 2017, as compared to $83,573,000 at December 31, 2016. The increase in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $13,477,000 offset by loan payoffs of $7,252,000, as well as regular principal payments. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) decreased $868,000 to $262,651,000 at March 31, 2017, as compared to $263,519,000 at December 31, 2016. The decrease was mainly the result of $14,887,000 in new loan originations, offset by $10,767,000 in loan payoffs in addition to regular principal payments and other typical amortizations in the Commercial Real Estate portfolio. Residential Real Estate loans decreased $2,053,000 to $166,982,000 at March 31, 2017, as compared to $169,035,000 at December 31, 2016. The decrease was the result of $3,156,000 in new loan originations offset by loan payoffs of $4,066,000, net loans sold of $158,000, and regular principal payments. Net loans sold in the Residential Real Estate portfolio for the three months ended March 31, 2017 consisted of total loans sold during the quarter ended March 31, 2017 of $1,181,000, offset with loans opened and sold in the same quarter during the first quarter of 2017 which amounted to $1,023,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $351,987,000 at March 31, 2017. Of total loans, $262,651,000 or 50.0% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Corporation continues to monitor these portfolios.

The largest relationship is comprised of various real estate entities with a mutual owner who began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $15,099,000 at March 31, 2017. The individual owns a diverse mix of real estate entities which specialize in construction/development projects, leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $13,999,000 in term debt and two lines of credit totaling $1,100,000. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The second largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At March 31, 2017, the relationship had outstanding loan balances and unused commitments of $10,292,000. The debt is comprised of $10,237,000 in term debt and two lines of credit totaling $55,000. The loans are secured by commercial real estate and business assets.

The third largest relationship consists of a large, suburban/rural public school district that provides educational services to over 5,000 students and employs approximately 750 individuals as administrative, professional, and support staff. At March 31, 2017, the relationship had outstanding balances totaling $9,665,000 which consisted entirely of tax-free commercial term debt. The relationship is secured by business assets and the full faith, credit, and taxing power of the district.

The fourth largest relationship consists of a hotel management company that has been in operation since 1987 and successfully owns and operates seven hotels. At March 31, 2017, the relationship had outstanding balances totaling $8,151,000, which consisted entirely of term debt. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The fifth largest relationship consists of a city incorporated in 1870, encompassing approximately 2.7 square miles, with a population of over 9,000. In 2016, the city undertook to refinance existing general obligation notes and bonds, to obtain interim financing (pending receipt of grants) to complete construction of a new wastewater treatment plant, and to fund an easement acquisition and obstruction removal project pertaining to the city’s municipal airport. At March 31, 2017, the relationship had outstanding loan balances and unused commitments of $8,085,000, which was comprised of $3,595,000 in term debt and $4,490,000 in available credit on three tax-free commercial loans. The relationship is secured by the full faith, credit, and taxing power of the city.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $497,397,000 or 94.9% of gross loans are graded Pass; $10,189,000 or 1.9% are graded Special Mention; $16,664,000 or 3.2% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades decreased to $26,853,000 at March 31, 2017, as compared to $28,417,000 at December 31, 2016. Commercial and Industrial non-pass grades increased to $6,007,000 as of March 31, 2017 as compared to $5,109,000 as of December 31, 2016. Commercial Real Estate non-pass grades decreased to $17,585,000 as of March 31, 2017 as compared to $20,041,000 as of December 31, 2016. The Residential Real Estate and Consumer loan non-pass grades decreased to $3,261,000 as of March 31, 2017 as compared to $3,267,000 as of December 31, 2016.

The increase in Commercial and Industrial non-pass grades was the result of the downgrade of four loans to substandard status and a large draw on a Special Mention line of credit, net against payments and pay-downs on existing non-pass grade Commercial and Industrial loans during the three months ended March 31, 2017. Four loans to a plastic processing company focused on non-post-consumer recycling in the amount of $837,000 were downgraded to Substandard and moved to non-accrual status during the first quarter of 2017 due to a downturn in revenues resulting from lower commodity prices for new plastic produced from petroleum and natural gas liquids. A $436,000 draw was also made during the three months ended March 31, 2017 on a Special Mention line of credit to a manufacturer that produces parts for various industries that was also classified as Special Mention at December 31, 2016. These increases were net against payments and pay-downs on non-pass grade Commercial and Industrial loans of $375,000 made during the three months ended March 31, 2017.

The decrease in the Commercial Real Estate non-pass grade portfolio was the result of a non-accrual loan charged-down and then sold, the transfer of the property securing a loan to foreclosed assets held for resale, and typical amortization and other normal fluctuations in the Commercial Real Estate non-pass grade portfolio that were offset slightly by smaller additions to non-pass grade status during the three months ended March 31, 2017.

The property securing a non-accrual, Substandard, Commercial Real Estate loan in the amount of $30,000 was sold during the three months ended March 31, 2017. The building that housed the business had been badly flooded and the borrower could not reopen. The Bank worked in conjunction with the borrower to sell the property. Prior to the sale, the loan was charged-down to equal the proceeds that would be realized by the Bank. The property securing a non-accrual, Substandard, Commercial Real Estate loan in the amount of $15,000 to the owner of various rental properties was moved to foreclosed assets held for resale during the three months ended March 31, 2017. The borrower has loans on numerous properties in the same municipality and is delinquent on all. The majority of the decrease in the Commercial Real Estate non-pass grade portfolio was due to normal fluctuations including payments, pay-offs, and disbursements that amounted to a net decrease of $3,124,000 during the three months ended March 31, 2017.

Loans transferred to (or originated at) non-pass grade status were offset against the large decreases in the Commercial Real Estate non-pass grade portfolio during the three months ended March 31, 2017. Two Commercial Real Estate loans to a plastic processing company focused on non-post-consumer recycling in the amount of $694,000 were downgraded to Substandard and moved to non-accrual status during the three months ended March 31, 2017 due to a downturn in revenues resulting from lower commodity prices for new plastic produced from petroleum and natural gas liquids. One Commercial Real Estate loan to a home improvement retailer and commercial rental property owner in the amount of $19,000 was originated at a Special Mention grading due to the borrower’s slow payment history. Even though the borrower’s payment performance and debt service capability have presently improved due to higher rental occupancy rates coupled with a reduction in the borrower’s overall debt level resulting from the sale of assets, the borrower’s past payment performance was the primary reason for the loan’s grading as Special Mention.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	March 31,	December 31,
	2017	2016
Commercial and Industrial	$89,336	$85,573
Commercial Real Estate	262,651	263,519
Residential Real Estate	166,982	169,035
Consumer	6,020	6,255
Total loans	$524,989	$522,382

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2017, the allowance for loan losses was $7,461,000 as compared to $7,357,000 as of December 31, 2016. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through the various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the three month periods ended March 31, 2017 and 2016. For the first three months of 2017, net recoveries as a percentage of average loans was 0.004% as compared to net charge-offs of 0.002% of average loans for the three month period ended March 31, 2016. Net recoveries amounted to $21,000 for the first three months of 2017 as compared to net charge-offs of $10,000 for the first three months of 2016. The increase in total recoveries for the three months ended March 31, 2017 as compared to the three months ended March 31, 2106 is mainly the result of a recovery of $63,000 on a Commercial and Industrial loan to an adult daycare facility. The impact of this recovery was reduced by an increase in total charge-offs for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily in the Commercial and Residential Real Estate categories combined which amounted to $28,000 for the first three months of 2017 as compared to the first three months of 2016 when no Commercial or Residential Real Estate loans were charged-off.

For the first three months of 2017, the provision for loan losses was $83,000 as compared to $283,000 for the first three months of 2016. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $7,461,000 of which 11.7% was attributed to the Commercial and Industrial component; 59,7% attributed to the Commercial Real Estate component; 23.5% attributed to the Residential Real Estate component (primarily residential mortgages); 1.3% attributed to the Consumer component; and 3.8% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 14). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of March 31, 2017.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	March 31,	March 31,
	2017	2016
Balance at beginning of the three month period	$7,357	$6,739
Charge-offs:
Commercial and Industrial	—	―
Commercial Real Estate	9	―
Residential Real Estate	19	―
Consumer	22	23
	50	23
Recoveries:
Commercial and Industrial	67	―
Commercial Real Estate	—	―
Residential Real Estate	—	12
Consumer	4	1
	71	13

Net (recoveries) charge-offs	(21)	10
Additions charged to operations	83	283
Balance at end of period	$7,461	$7,012

Ratio of net (recoveries) charge-offs during the period to average loans outstanding during the period	(0.004)%	0.002%
Allowance for loan losses to average loans outstanding during the period	1.413%	1.352%

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

With the Bank’s manageable level of net charge-offs and recoveries and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.41% at March 31, 2017 and 1.35% at March 31, 2016.

NON-PERFORMING ASSETS

The table on page 41 details the Corporation’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Corporation would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $5,765,000 as of March 31, 2017 as compared to $4,242,000 as of December 31, 2016. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry in our market areas had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising, while property values in some markets have fallen. Non-accrual loans totaled $4,601,000 as of March 31, 2017 as compared to $2,935,000 as of December 31, 2016. The significant increase in non-accrual loans at March 31, 2017 as compared to December 31, 2016 is mainly attributable to seven loans to a plastic processing company focused on non-post-consumer recycling and a related guarantor totaling $1,624,000 that were moved to non-accrual status during the three months ended March 31, 2017. Foreclosed assets held for resale amounted to $1,136,000 at March 31, 2017 as compared to $1,273,000 at December 31, 2016. Loans past-due 90 days or more and still accruing interest amounted to $28,000 as of March 31, 2017 as compared to $34,000 as of December 31, 2016. At March 31, 2017, loans past-due 90 days or more and still accruing interest consisted of one Residential Real Estate loan. The borrower has filed bankruptcy, and loan payments are currently being held by a trustee until the bankruptcy plan has been finalized; upon finalization, the payments will be forwarded to the Bank, and the loan will be brought to paid-current status. Non-performing assets to total loans was 1.1% at March 31, 2017 as compared to 0.8% at December 31, 2016. Non-performing assets to total assets was 0.6% at March 31, 2017 as compared to 0.4% at December 31, 2016. The allowance for loan losses to total non-performing assets was 129.4% as of March 31, 2017 as compared to 173.5% as of December 31, 2016. Additional detail can be found on page 41 in the Non-Performing Assets and Impaired Loans table and page 24 in the Loans Receivable on Non-Accrual Status table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $5,036,000 at March 31, 2017, compared to $5,556,000 at December 31, 2016.

Impaired loans were $15,481,000 at March 31, 2017 and $14,297,000 at December 31, 2016. The largest impaired loan relationship at March 31, 2017 consisted of one performing loan to a student housing holding company in the amount of $3,154,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates that was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The loan experienced a secondary modification during the third quarter of 2016 to extend the repayment term and modify the interest rate. The discounted cash flow evaluation at March 31, 2017 resulted in a specific allocation of $0. The second largest impaired loan relationship at March 31, 2017 consisted of a substandard performing loan to a developer of a residential sub-division in the amount of $2,717,000, which was secured by commercial real estate. The contract was extended and the loan was modified as a TDR during the fourth quarter of 2015 because the weak real estate market has hindered the process of the development plans and expected sales of building lots have not materialized. The discounted cash flow evaluation at March 31, 2017 resulted in a specific allocation of $0. The third largest impaired loan relationship at March 31, 2017 consisted of seven loans to a plastic processing company focused on non-post-consumer recycling and a related guarantor totaling $1,624,000. Two loans were secured by commercial real estate, one loan was secured by residential real estate, three loans were secured by business assets, and one loan was secured by a combination of business assets, commercial real estate, residential real estate, and assignment of mortgages. Six loans totaling $1,586,000 were moved to non-accrual status and one loan totaling $38,000 was moved to non-accrual status and modified as a TDR during the first quarter of 2017 due to a downturn in revenues as the result of lower commodity prices for new plastic produced from petroleum and natural gas liquids. The TDR modification was completed to extend the maturity date of the commitment and allow for interest only payments in order to provide the borrower with payment relief. The collateral evaluations of the seven loans at March 31, 2017 carried a total value of $1,883,000, after considering appraisal adjustments and costs to sell of 32%, resulting in a specific allocation of $0.

The outstanding recorded investment of loans categorized as TDRs was $11,179,000 as of March 31, 2017 as compared to $11,629,000 as of December 31, 2016. The decrease was attributable to large principal payments and paydowns made on existing TDRs net against smaller loans modified as TDRs during the three months ended March 31, 2017. Of the thirty-one restructured loans at March 31, 2017, six loans are classified in the Commercial and Industrial portfolio and, twenty-five loans are classified in the Commercial Real Estate portfolio. At March 31, 2017, seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $642,000 and one Commercial and Industrial loan with a recorded investment of $13,000 were not in compliance with the terms of their restructure, compared to March 31, 2016 when four Commercial Real Estate loans classified as TDRs with a combined recorded investment of $902,000 were not in compliance with the terms of their restructure. The troubled debt restructurings at March 31, 2017 consisted of sixteen term modifications beyond the original stated term, four interest rate modifications, and ten payment modifications. At March 31, 2017, there was also one troubled debt restructuring that experienced all three types of modifications – payment, rate, and term. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of March 31, 2017 and December 31, 2016, there were no specific allocations attributable to the TDRs. There were $2,000 in unused commitments attributable to TDRs at March 31, 2017 and December 31, 2016.

During the three months ended March 31, 2017 and 2016, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2017 and December 31, 2016, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

(Dollars in thousands)	March 31,	December 31,
	2017	2016
Non-performing assets
Non-accrual loans	$4,601	$2,935
Foreclosed assets held for resale	1,136	1,273
Loans past-due 90 days or more and still accruing interest	28	34
Total non-performing assets	$5,765	$4,242

Impaired loans
Non-accrual loans	$4,601	$2,935
Accruing TDRs	10,880	11,362
Total impaired loans	15,481	14,297
Allocated allowance for loan losses	(260)	(219)
Net investment in impaired loans	$15,221	$14,078

Impaired loans with a valuation allowance	$1,425	$1,392
Impaired loans without a valuation allowance	14,056	12,905
Total impaired loans	$15,481	$14,297

Allocated valuation allowance as a percent of impaired loans	1.7%	1.5%
Impaired loans to total loans	2.9%	2.7%
Non-performing assets to total loans	1.1%	0.8%
Non-performing assets to total assets	0.6%	0.4%
Allowance for loan losses to impaired loans	48.2%	51.5%
Allowance for loan losses to total non-performing assets	129.4%	173.5%

Real estate mortgages comprise 81.8% of the loan portfolio as of March 31, 2017, as compared to 82.8% as of December 31, 2016. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits increased $6,604,000 to $732,586,000 as of March 31, 2017 as non-interest bearing deposits increased by $20,323,000 and interest bearing deposits decreased by $13,719,000 from year-end 2016. Total deposits increased due to normal fluctuations with the major contributors including municipal, large business and individual depositors. Demand deposits and savings accounts increased, while certificates of deposit remained steady. Total short-term and long-term borrowings increased to $150,010,000 as of March 31, 2017, from $144,406,000 at year-end 2016, an increase of $5,604,000, or 3.9%. Total borrowings increased due to an increase in the balance of the investment portfolio.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first three months of the year, net income less dividends paid increased capital by $754,000. Accumulated other comprehensive (loss) income derived from net unrealized gains on investment securities available-for-sale also impacts capital. At December 31, 2016, accumulated other comprehensive (loss) income was $(1,419,000). Accumulated other comprehensive (loss) income stood at $(584,000) at March 31, 2017, an increase of $835,000. Fluctuations in interest rates have regularly impacted the unrealized gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first three months of 2017 at an overall net gain of $303,000. These fluctuations from net unrealized gains on investment securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of this item with the filing of the March 31, 2015 Call Report.

The Corporation held 233,112 shares of common stock as treasury stock at March 31, 2017 and December 31, 2016. This had an effect of reducing our total stockholders’ equity by $5,756,000 as of March 31, 2017 and December 31, 2016.

Total stockholders’ equity was $111,575,000 as of March 31, 2017, and $109,685,000 as of December 31, 2016.

At March 31, 2017 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of March 31, 2017 and December 31, 2016:

			To Be Well
			Capitalized
			Under Prompt
	March 31,	December 31,	Corrective Action
	2017	2016	Regulations
Tier 1 leverage ratio (to average assets)	8.66%	8.67%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	13.17%	13.06%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.17%	13.06%	8.00%
Total risk-based capital ratio	14.37%	14.24%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of March 31, 2017, the Corporation would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

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

At March 31, 2017, the Corporation had $288,209,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $4,390,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $21,419,000 at March 31, 2017.

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

Net cash flows provided by operating activities were $2,045,000 and $3,291,000 during the three months ended March 31, 2017 and 2016, respectively. Net income amounted to $2,286,000 for the three months ended March 31, 2017 and $2,176,000 for the three months ended March 31, 2016. During the three months ended March 31, 2017 and 2016, net premium amortization on investment securities amounted to $1,186,000 and $977,000, respectively. Originations of mortgage loans originated for resale exceeded proceeds from sales of mortgage loans originated for resale by $421,000 and $247,000 for the three months ended March 31, 2017 and 2016, respectively. Other assets increased $471,000 during the three months ended March 31, 2017 and $348,000 during the three months ended March 31, 2016. Other liabilities decreased $502,000 during the three months ended March 31, 2017 and increased $207,000 during the three months ended March 31, 2016.

Investing activities used $12,196,000 during the three months ended March 31, 2017 and provided $6,767,000 during the three months ended March 31, 2016. Net activity in the available-for-sale securities portfolio (including proceeds from sales, maturities, and redemptions net against purchases) used cash of $9,568,000 during the three months ended March 31, 2017 and provided cash of $9,189,000 during the three months ended March 31, 2016. Net cash used to originate loans amounted to $2,123,000 and $2,947,000 during the three months ended March 31, 2017 and 2016, respectively.

Financing activities provided cash of $10,977,000 during the three months ended March 31, 2017 and used cash of $10,737,000 during the three months ended March 31, 2016. Net deposits provided cash of $6,604,000 and $5,301,000 during the three months ended March 31, 2017 and 2016, respectively. Short-term borrowings increased by $5,635,000 during the three months ended March 31, 2017 and decreased by $14,790,000 during the three months ended March 31, 2016. Dividends paid amounted to $1,532,000 and $1,517,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at March 31, 2017.

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

The table on the following page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 3.5%, 8.2% and 13.1% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 0.6% and decrease 6.0% in the 100 and 200 basis point decreasing rate scenarios, respectively. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 75 – 100 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the three months ended March 31, 2017, the cost of interest-bearing liabilities averaged 0.67%, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 3.71%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At March 31, 2017, the 100 and 200 basis point immediate decreases in rates are estimated to affect tax-adjusted net present value with decreases of 0.0% and 7.0%, respectively. Additionally, tax-adjusted net present value is projected to decrease 2.0%, 6.0% and 10.1% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are within the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(13.1)%
+200 bp Shock vs. Stable Rate	(8.2)%
+100 bp Shock vs. Stable Rate	(3.5)%
Flat rate
-100 bp Shock vs. Stable Rate	0.6%
-200 bp Shock vs. Stable Rate	(6.0)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(10.1)%
+200 bp Shock vs. Stable Rate	(6.0)%
+100 bp Shock vs. Stable Rate	(2.0)%
Flat rate
-100 bp Shock vs. Stable Rate	—
-200 bp Shock vs. Stable Rate	(7.0)%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2017.

b)	Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 indicated that management’s review of the Corporation’s internal control over financial reporting identified a material weakness at December 31, 2016, and described the Corporation’s remediation plan to address such deficiency. Such remediation efforts include enhancements to the Corporation’s review process to ensure a review is being performed at an appropriate level of precision to include expanded validation of inputs and assumptions to source documents and ensuring clerical accuracy. During the quarter ended March 31, 2017, the Corporation commenced the remediation efforts described in Item 9A of its Annual Report on Form 10-K; the Corporation is continuing its efforts with respect thereto.

c)	Changes in internal control over financial reporting. There were no other changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Although the Corporation is subject to various claims and legal actions that occur from time to time in the ordinary course of business, the Corporation is not party to any pending legal proceedings that management believes could have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1 — Jan. 31, 2017	―	―	―	120,000
Feb. 1 — Feb. 29, 2017	―	―	―	120,000
March 1 — March 31, 2017	―	―	―	120,000
Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

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

FIRST KEYSTONE CORPORATION
Registrant

May 9, 2017	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2017	/s/ Diane C.A. Rosler
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

