Form 10-Q
period 2017-09-30
FIRST KEYSTONE CORP
filed 2017-11-08
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Common Stock, $2 Par Value, 5,706,241 shares as of November 3, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$9,371	$8,338
Interest-bearing deposits in other banks	1,744	790
Total cash and cash equivalents	11,115	9,128
Time deposits with other banks	1,482	1,482
Investment securities available-for-sale	361,092	379,637
Investment securities held-to-maturity (fair value 2017- $0; 2016 - $4)	—	4
Restricted investment in bank stocks	4,472	5,477
Loans	542,785	522,382
Allowance for loan losses	(7,448)	(7,357)
Net loans	535,337	515,025
Premises and equipment, net	18,506	19,237
Accrued interest receivable	4,034	3,917
Cash surrender value of bank owned life insurance	22,196	21,718
Investments in low-income housing partnerships	2,673	2,555
Goodwill	19,133	19,133
Foreclosed assets held for resale	1,078	1,273
Deferred income taxes	1,163	2,760
Other assets	2,827	2,937
TOTAL ASSETS	$985,108	$984,283
LIABILITIES
Deposits:
Non-interest bearing	$125,131	$110,314
Interest bearing	634,585	615,668
Total deposits	759,716	725,982
Short-term borrowings	41,209	69,290
Long-term borrowings	65,022	75,116
Accrued interest payable	505	427
Other liabilities	3,347	3,783
TOTAL LIABILITIES	869,799	874,598
STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of September 30, 2017 and December 31, 2016; issued 0 in 2017 and 2016	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of September 30, 2017 and December 31, 2016; issued 5,939,353 as of September 30, 2017 and 5,904,563 as of December 31, 2016; outstanding 5,706,241 as of September 30, 2017 and 5,671,451 as of December 31, 2016	11,879	11,809
Surplus	35,909	35,047
Retained earnings	71,662	70,004
Accumulated other comprehensive income (loss)	1,615	(1,419)
Treasury stock, at cost, 233,112 shares in 2017 and 2016	(5,756)	(5,756)
TOTAL STOCKHOLDERS’ EQUITY	115,309	109,685
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$985,108	$984,283

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$5,662	$5,509	$16,718	$16,433
Interest and dividend income on investment securities:
Taxable	1,103	1,362	3,317	4,306
Tax-exempt	1,290	957	3,733	2,819
Dividends	11	16	33	47
Dividend income on restricted investment in bank stocks	89	73	244	197
Interest on interest-bearing deposits in other banks	9	9	26	25
Total interest income	8,164	7,926	24,071	23,827
INTEREST EXPENSE
Interest on deposits	1,055	803	2,955	2,482
Interest on short-term borrowings	369	113	767	274
Interest on long-term borrowings	363	393	1,111	1,148
Total interest expense	1,787	1,309	4,833	3,904
Net interest income	6,377	6,617	19,238	19,923
Provision for loan losses	84	1,133	167	1,700
Net interest income after provision for loan losses	6,293	5,484	19,071	18,223
NON-INTEREST INCOME
Trust department	203	208	660	638
Service charges and fees	460	475	1,357	1,336
Bank owned life insurance income	160	161	478	490
ATM fees and debit card income	351	323	1,034	966
Gains on sales of mortgage loans	81	101	205	258
Net investment securities gains	414	395	886	789
Gains from life insurance proceeds	—	458	—	458
Other	44	37	126	189
Total non-interest income	1,713	2,158	4,746	5,124
NON-INTEREST EXPENSE
Salaries and employee benefits	3,050	2,606	8,823	7,979
Occupancy, net	423	512	1,340	1,301
Furniture and equipment	146	146	422	410
Computer expense	252	248	765	718
Professional services	201	140	634	442
Pennsylvania shares tax	157	189	568	566
FDIC insurance	81	85	241	402
ATM and debit card fees	184	184	509	490
Data processing fees	148	149	442	417
Foreclosed assets held for resale expense	13	89	119	201
Advertising	146	93	408	256
Other	880	637	2,339	2,050
Total non-interest expense	5,681	5,078	16,610	15,232
Income before income tax expense	2,325	2,564	7,207	8,115
Income tax expense	269	420	946	1,304
NET INCOME	$2,056	$2,144	$6,261	$6,811
PER SHARE DATA
Net income per share:
Basic	$0.36	$0.38	$1.10	$1.21
Diluted	0.36	0.38	1.10	1.21
Dividends per share	0.27	0.27	0.81	0.81

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended
	September 30,
	2017	2016
Net Income	$2,056	$2,144

Other comprehensive loss:
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $134 and $(836), respectively	251	(1,642)

Less reclassification adjustment for net gains included in net income, net of income taxes of $(140) and $(134), respectively (a) (b)	(274)	(261)

Total other comprehensive loss	(23)	(1,903)

Total Comprehensive Income	$2,033	$241

(a) Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

(Dollars in thousands)	Nine Months Ended
	September 30,
	2017	2016
Net Income	$6,261	$6,811

Other comprehensive income:
Unrealized net holding gains on available-for-sale investment securities arising during the period, net of income taxes of $1,874 and $2,700, respectively	3,619	5,216

Less reclassification adjustment for net gains included in net income, net of income taxes of $(301) and $(268), respectively (a) (b)	(585)	(521)

Total other comprehensive income	3,034	4,695

Total Comprehensive Income	$9,295	$11,506

(a) Gross amounts are included in net investment securities gains on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

(Dollars in thousands, except per share data)
					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity

Balance at January 1, 2017	5,904,563	$11,809	$35,047	$70,004	$(1,419)	$(5,756)	$109,685
Net Income				6,261			6,261
Other comprehensive income, net of taxes					3,034		3,034
Issuance of common stock under dividend reinvestment plan	34,790	70	862				932
Dividends - $0.81 per share				(4,603)			(4,603)
Balance at September 30, 2017	5,939,353	$11,879	$35,909	$71,662	$1,615	$(5,756)	$115,309

Balance at January 1, 2016	5,853,317	$11,707	$33,830	$66,622	$2,035	$(5,756)	$108,438
Net Income				6,811			6,811
Other comprehensive income, net of taxes					4,695		4,695
Issuance of common stock under dividend reinvestment plan	39,604	79	941				1,020
Dividends - $0.81 per share				(4,562)			(4,562)
Balance at September 30, 2016	5,892,921	$11,786	$34,771	$68,871	$6,730	$(5,756)	$116,402

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

(Dollars in thousands)
	2017	2016
OPERATING ACTIVITIES
Net income	$6,261	$6,811
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	167	1,700
Depreciation and amortization	841	885
Net premium amortization on investment securities	3,544	2,896
Deferred income tax expense	25	124
Gains on sales of mortgage loans	(205)	(258)
Proceeds from sales of mortgage loans originated for resale	6,749	7,088
Originations of mortgage loans originated for resale	(7,846)	(9,594)
Gains on sales of investment securities	(886)	(789)
Net (gains) losses on sales of foreclosed real estate held for resale, including write-downs	(26)	110
(Increase) decrease in accrued interest receivable	(117)	352
Earnings on investment in bank owned life insurance	(478)	(490)
Gain from bank-owned life insurance proceeds	—	(458)
Decrease (increase) in other assets	110	(761)
Amortization of investment in real estate ventures	121	132
Increase in accrued interest payable	78	8
(Decrease) increase in other liabilities	(436)	17
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,902	7,773
INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	77,710	66,814
Proceeds from maturities and redemptions of investment securities available-for-sale	15,518	13,108
Purchases of investment securities available-for-sale	(72,735)	(48,345)
Proceeds from maturities and redemptions of investment securities held-to-maturity	4	9
Net change in restricted investment in bank stocks	1,005	137
Net (increase) decrease in loans	(19,291)	3,788
Proceeds from bank-owned life insurance	—	1,290
Purchases of premises and equipment	(173)	(243)
Purchase of investment in real estate venture	(239)	(1,178)
Proceeds from sales of foreclosed assets held for resale	398	232
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,197	35,612
FINANCING ACTIVITIES
Net increase in deposits	33,734	29,271
Net decrease in short-term borrowings	(28,081)	(60,895)
Proceeds from long-term borrowings	—	10,000
Repayment of long-term borrowings	(10,094)	(5,086)
Common stock issued	932	984
Dividends paid	(4,603)	(4,562)
NET CASH USED IN FINANCING ACTIVITIES	(8,112)	(30,288)
INCREASE IN CASH AND CASH EQUIVALENTS	1,987	13,097
CASH AND CASH EQUIVALENTS, BEGINNING	9,128	9,008
CASH AND CASH EQUIVALENTS, ENDING	$11,115	$22,105
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,755	$3,896
Income taxes paid	1,200	873
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchased securities settling after quarter end	—	1,262
Loans transferred to foreclosed assets held for resale	177	200
Loans transferred (from) to held for sale portfolio	—	(171)
Common stock subscription receivable	—	36

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2017, are not necessarily indicative of the results for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

For comparative purposes, the September 30, 2016 balances have been reclassified to conform to the September 30, 2017 presentation. Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued. In October 2017, the Corporation purchased a property at a cost of $2,387,000 which the Corporation has been operating as a banking branch in Stroudsburg, Pennsylvania since 2007. Previous to the purchase settlement date, the property was leased and accounted for under the guidelines of a capital lease in the total assets of the Corporation.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the nine months ended September 30, 2017 that were not already adopted by the Corporation.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue requirements in Revenue Recognition (Topic 605). This ASU requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The ASU is effective for annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period. Early application is not permitted. In August 2015, the FASB issued an update ASU 2015-14 which approved a one-year delay of the effective date of this standard. The deferral would require public entities to apply the standard for annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued an update ASU 2016-08 which updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. In April 2016, the FASB issued an update ASU 2016-10, that updates the standard by identifying performance obligations and licenses of intellectual property, which clarifies the guidance surrounding licensing arrangements and the identification of performance obligations. In May 2016, the FASB issued an update ASU 2016-12 which articulates narrow-scope improvements and practical expedients. In December, the FASB issued an update ASU 2016-20. The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. In February 2017, the FASB issued an update ASU 2017-05 with amendments to clarify that a financial asset is within the scope of Subtopic 610.20 if it meets the definition of an in substance nonfinancial asset. The Corporation’s revenue has been more significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard. The Corporation is continuing to assess its revenue streams and reviewing its contracts with customers that are potentially affected by the new guidance including wealth and asset management revenue, fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees. The Corporation will adopt the requirements of the new standard on January 1, 2018, utilizing the modified retrospective transition method. Upon adoption, the Corporation will recognize the cumulative effect of adopting this ASU as an adjustment to the opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Corporation will also be subject to expanded disclosure requirements upon adoption for which the Corporation is still in the process of evaluating.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Corporation is the lessee. The Corporation has not yet determined the impact ASU 2016-02 will have on its consolidated financial statements.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at September 30, 2017 and December 31, 2016:

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017:	Cost	Gains	Losses	Value
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	87,287	239	(987)	86,539
Other	23,092	201	(253)	23,040
Obligations of state and political subdivisions	217,639	4,448	(1,376)	220,711
Corporate debt securities	29,724	73	(727)	29,070
Marketable equity securities	809	923	—	1,732
Total	$358,551	$5,884	$(3,343)	$361,092

Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016:	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,008	$2	$—	$1,010
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	112,155	83	(1,331)	110,907
Other	21,399	82	(511)	20,970
Obligations of state and political subdivisions	211,154	2,776	(2,796)	211,134
Corporate debt securities	35,178	4	(1,206)	33,976
Marketable equity securities	810	830	—	1,640
Total	$381,704	$3,777	$(5,844)	$379,637

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$4	$—	$—	$4
Total	$4	$—	$—	$4

Securities Available-for-Sale with an aggregate fair value of $302,579,000 at September 30, 2017 and $320,319,000 at December 31, 2016, and securities Held-to-Maturity with an aggregate book value of $0 at September 30, 2017 and $4,000 at December 31, 2016, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, debtor in possession funds and the Federal Discount Window aggregating $226,380,000 at September 30, 2017 and $221,818,000 at December 31, 2016.

The amortized cost, estimated fair value and weighted average yield of debt and equity securities, by contractual maturity, are shown below at September 30, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
	September 30, 2017
	Available-For-Sale					Held-To-Maturity
		U.S. Government	Obligations			U.S. Government
		Corporations &	of State	Corporate	Marketable	Corporations &
	U.S. Treasury	Agencies	& Political	Debt	Equity	Agencies
	Securities	Obligations[1]	Subdivisions[2]	Securities	Securities[3]	Obligations[1]
Within 1 Year:
Amortized cost	$—	$ ―	$1,642	$533	$ ―	$ ―
Fair value	—	―	1,657	520	―	―
Weighted average yield	—	―	2.55%	2.32%	―	―

1 - 5 Years:
Amortized cost	—	6,858	28,807	6,391	―	—
Fair value	—	6,831	29,091	6,365	―	—
Weighted average yield	—	2.09%	2.76%	2.35%	―	—

5 - 10 Years:
Amortized cost	―	40,792	71,628	22,800	―	―
Fair value	―	40,012	72,657	22,185	―	―
Weighted average yield	―	2.10%	3.29%	2.68%	―	―

After 10 Years:
Amortized cost	―	62,729	115,562	—	809	―
Fair value	―	62,736	117,306	—	1,732	―
Weighted average yield	—	2.23%	3.51%	—	5.46%	—

Total:
Amortized cost	$—	$110,379	$217,639	$29,724	$809	$—
Fair value	—	109,579	220,711	29,070	1,732	—
Weighted average yield	—	2.18%	3.33%	2.60%	5.46%	—

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

3Marketable equity securities are not considered to have defined maturities and are included in the after ten year category.

There were no aggregate investments with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at September 30, 2017. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt and equity securities for the three months ended September 30, 2017 and 2016 were $25,718,000 and $39,406,000, respectively. Gross gains realized on these sales were $414,000 and $497,000, respectively. Gross losses realized on these sales were $0 and $102,000, respectively. There were no impairment losses realized on Available-for-Sale equity securities for the three months ended September 30, 2017 and 2016.

Proceeds from sales of investments in Available-for-Sale debt and equity securities for the nine months ended September 30, 2017 and 2016 were $77,710,000 and $66,814,000, respectively. Gross gains realized on these sales were $949,000 and $932,000, respectively. Gross losses realized on these sales were $63,000 and $143,000, respectively. There were no impairment losses realized on Available-for-Sale equity securities for the nine months ended September 30, 2017 and 2016.

There were no proceeds from sales of investments in Held-to-Maturity debt securities during the three or nine month periods ended September 30, 2017 or 2016. Therefore, there were no gains or losses realized during these periods.

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

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at September 30, 2017 or December 31, 2016.

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of September 30, 2017 and December 31, 2016:

September 30, 2017

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury securities	$ ―	$ ―	$ ―	$ ―	$ ―	$ ―
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	41,978	(576)	20,092	(411)	62,070	(987)
Other	7,230	(253)	—	—	7,230	(253)
Obligations of state and political subdivisions	41,993	(863)	15,667	(513)	57,660	(1,376)
Corporate debt securities	3,316	(182)	18,570	(545)	21,886	(727)
Marketable equity securities	—	—	—	—	—	—
	$94,517	$(1,874)	$54,329	$(1,469)	$148,846	$(3,343)

December 31, 2016

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	89,444	(1,216)	8,783	(115)	98,227	(1,331)
Other	10,340	(500)	1,741	(11)	12,081	(511)
Obligations of state and political subdivisions	95,481	(2,796)	—	—	95,481	(2,796)
Corporate debt securities	21,656	(749)	10,298	(457)	31,954	(1,206)
Marketable equity securities	—	—	—	—	—	—
	$216,921	$(5,261)	$20,822	$(583)	$237,743	$(5,844)

The Corporation invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 62 securities with a one year or less unrealized loss position or any of their 34 securities with a greater than one year unrealized loss position as of September 30, 2017, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $1,399,000 and $100,000 at September 30, 2017 and December 31, 2016, respectively.

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

The Corporation’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. The Corporation offers fixed-rate mortgage loans with terms up to a maximum of thirty years for both permanent structures and those under construction. Loans with terms of thirty years are normally held for sale and sold without recourse; most of the residential mortgages held in the Corporation’s residential real estate portfolio have maximum terms of twenty years. Generally, the majority of the Corporation’s residential mortgage loans originate with a loan-to-value of eighty percent or less, or those with primary mortgage insurance at ninety-five percent or less. Home equity term loans are secured by the borrower’s primary residence and typically have a maximum loan-to-value of eighty percent and a maximum term of fifteen years. In general, home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of eighty percent and a maximum term of twenty years.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, the amount of the reserve for unfunded lending commitments was $145,000 and $202,000, respectively.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of September 30, 2017 and December 31, 2016:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Grade:
1-6 Pass	$91,704	$78,319	$259,331	$243,023
7 Special Mention	12	4,425	2,355	6,224
8 Substandard	1,352	684	14,614	13,817
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	―	―	―	―
Net deferred loan fees and costs	168	145	549	455
Total loans	$93,236	$83,573	$276,849	$263,519

	Residential Real Estate
	Including Home Equity		Consumer
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Grade:
1-6 Pass	$164,111	$165,862	$6,122	$6,073
7 Special Mention	788	1,664	1	71
8 Substandard	1,601	1,523	25	9
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	(2)	(6)	―	―
Net deferred loan fees and costs	(40)	(8)	94	102
Total loans	$166,458	$169,035	$6,242	$6,255

	Total Loans
	September 30,	December 31,
	2017	2016
Grade:
1-6 Pass	$521,268	$493,277
7 Special Mention	3,156	12,384
8 Substandard	17,592	16,033
9 Doubtful	―	―
Add (deduct): Unearned discount and	(2)	(6)
Net deferred loan fees and costs	771	694
Total loans	$542,785	$522,382

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $45,954,000 and $2,351,000 at September 30, 2017 and $36,289,000 and $2,780,000 at December 31, 2016. Loans held for sale amounted to $1,399,000 at September 30, 2017 and $100,000 at December 31, 2016.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended September 30, 2017:
Allowance for Loan Losses:
Beginning balance	$845	$4,582	$1,712	$103	$111	$7,353
Charge-offs	—	—	—	(25)	—	(25)
Recoveries	1	25	9	1	—	36
Provision	55	(35)	30	35	(1)	84
Ending Balance	$901	$4,572	$1,751	$114	$110	$7,448

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the nine month period ended September 30, 2017:
Allowance for Loan Losses:
Beginning balance	$836	$4,421	$1,777	$95	$228	$7,357
Charge-offs	—	(97)	(61)	(59)	—	(217)
Recoveries	74	52	9	6	—	141
Provision	(9)	196	26	72	(118)	167
Ending Balance	$901	$4,572	$1,751	$114	$110	7,448
Ending balance: individually evaluated for impairment	$—	$161	$16	$—	$—	$177
Ending balance: collectively evaluated for impairment	$901	$4,411	$1,735	$114	$110	$7,271

Loans Receivable:
Ending Balance	$93,236	$276,849	$166,458	$6,242	$—	$542,785
Ending balance: individually evaluated for impairment	$1,218	$13,992	$976	$—	$—	$16,186
Ending balance: collectively evaluated for impairment	$92,018	$262,857	$165,482	$6,242	$—	$526,599

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended September 30, 2016:
Allowance for Loan Losses:
Beginning balance	$702	$4,014	$1,697	$106	$700	$7,219
Charge-offs	(193)	(1,133)	(20)	(9)	―	(1,355)
Recoveries	2	―	―	1	―	3
Provision	272	1,393	35	2	(569)	1,133
Ending Balance	$783	$4,274	$1,712	$100	$131	$7,000

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the nine month period ended September 30, 2016:
Allowance for Loan Losses:
Beginning balance	$725	$3,983	$1,777	$96	$158	$6,739
Charge-offs	(195)	(1,190)	(45)	(32)	―	(1,462)
Recoveries	6	―	12	5	―	23
Provision	247	1,481	(32)	31	(27)	1,700
Ending Balance	$783	$4,274	$1,712	$100	$131	$7,000
Ending balance: individually evaluated for impairment	$—	$150	$19	$—	$—	$169
Ending balance: collectively evaluated for impairment	$783	$4,124	$1,693	$100	$131	$6,831

Loans Receivable:
Ending Balance	$80,328	$258,762	$168,546	$6,375	$—	$514,011
Ending balance: individually evaluated for impairment	$418	$13,014	$836	$—	$—	$14,268
Ending balance: collectively evaluated for impairment	$79,910	$245,748	$167,710	$6,375	$—	$499,743

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2016
Allowance for Loan Losses:
Beginning balance	$725	$3,983	$1,777	$96	$158	$6,739
Charge-offs	(195)	(1,200)	(61)	(38)	—	(1,494)
Recoveries	9	—	12	8	—	29
Provision	297	1,638	49	29	70	2,083
Ending Balance	$836	$4,421	$1,777	$95	$228	$7,357
Ending balance: individually evaluated for impairment	$—	$200	$19	$—	$—	$219
Ending balance: collectively evaluated for impairment	$836	$4,221	$1,758	$95	$228	$7,138

Loans Receivable:
Ending Balance	$83,573	$263,519	$169,035	$6,255	$—	$522,382
Ending balance: individually evaluated for impairment	$416	$12,873	$1,008	$—	$—	$14,297
Ending balance: collectively evaluated for impairment	$83,157	$250,646	$168,027	$6,255	$—	$508,085

Of the $1,078,000 in foreclosed assets held for resale at September 30, 2017, $22,000 was secured by residential real estate, $50,000 was secured by land, and $1,006,000 was secured by commercial real estate. Of the $1,273,000 in foreclosed assets held for resale at December 31, 2016, $50,000 was secured by residential real estate, $50,000 was secured by land, and $1,173,000 was secured by commercial real estate. At September 30, 2017 and December 31, 2016, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $498,000 at September 30, 2017 and $649,000 at December 31, 2016. These balances were not included in foreclosed assets held for resale at September 30, 2017 or December 31, 2016.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding recorded investment of TDRs as of September 30, 2017 and December 31, 2016 was $10,851,000 and $11,629,000, respectively. The decrease in TDRs at September 30, 2017 as compared to December 31, 2016 is attributable to large principal payments and paydowns made on existing TDRs net against smaller loans modified as TDRs during the nine months ended September 30, 2017. There was $2,000 in unfunded commitments on TDRs at September 30, 2017 and December 31, 2016.

During the three months ended September 30, 2017, no loans were modified as TDRs as compared to the same period in 2016, when two loans with a combined post modification balance of $1,860,000 were classified as TDRs. The loan modifications for the three months ended September 30, 2016 consisted of one term modification and one payment modification.

During the nine months ended September 30, 2017, two loans with a combined post modification balance of $107,000 were classified as TDRs, as compared to the same period in 2016, when nine loans with a combined post modification balance of $2,402,000 were classified as TDRs. The loan modifications for the nine months ended September 30, 2017 consisted of two payment modifications. The loan modifications for the nine months ended September 30, 2016 consisted of six term modifications and three payment modifications.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)
	September 30,	December 31,
	2017	2016
Non-accrual TDRs	$280	$267
Accruing TDRs	10,571	11,362
Total	$10,851	$11,629

At September 30, 2017, eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $469,000 and one Commercial and Industrial loan with a recorded investment of $12,000 were not in compliance with the terms of their restructure, compared to September 30, 2016 when nine Commercial Real Estate loans classified as TDRs with a combined recorded investment of $781,000 were not in compliance with the terms of their restructure.

During the three months ended September 30, 2017, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2016 when one Commercial and Industrial loan in the amount of $15,000 that was modified as a TDR within the preceding twelve months had experienced a payment default. During the nine months ended September 30, 2017, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2016 when one Commercial and Industrial loan in the amount of $15,000 that was modified as a TDR within the preceding twelve months had experienced a payment default.

The following table presents information regarding the loan modifications categorized as TDRs during the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016. No loans were modified as TDRs during the three months ended September 30, 2017.

(Dollars in thousands)	Three Months Ended September 30, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	—	$—	$—	$—
Commercial Real Estate	2	1,860	1,860	1,858
Total	2	$1,860	$1,860	$1,858

(Dollars in thousands)	Nine Months Ended September 30, 2017
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$38	$38	$37
Commercial Real Estate	1	72	72	70
Total	2	$110	$110	$107

(Dollars in thousands)	Nine Months Ended September 30, 2016
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	4	$86	$86	$22
Commercial Real Estate	5	2,316	2,316	2,064
Total	9	$2,402	$2,402	$2,086

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016 with the total number of each type of modification performed. No loans were modified as TDRs during the three months ended September 30, 2017.

	Nine Months Ended September 30, 2017
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	―	—	1	1
Commercial Real Estate	—	—	1	1
Total	—	—	2	2

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	—	―	—	―	3	1	4
Commercial Real Estate	—	1	1	2	—	3	2	5
Total	—	1	1	2	—	6	3	9

During the nine months ended September 30, 2017, two existing TDRs experienced subsequent modifications. An existing Commercial and Industrial TDR to the owner of a greenhouse in the amount of $309,000 was subsequently modified during the nine months ended September 30, 2017 to extend the maturity date of the loan and change payments to interest-only with all other accrued interest and principal to be due in full at maturity. An existing Commercial Real Estate TDR to a travel agency in the amount of $38,000 was subsequently modified during the nine months ended September 30, 2017 to allow interest only payments through April 2018, after which time regular principal and interest payments will commence. Both TDRs retain their original classification as “payment” modifications as of September 30, 2017.

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,218	$1,218	$ ―	$416	$416	$ ―
Commercial Real Estate	11,279	13,528	―	11,905	14,352	―
Residential Real Estate	804	950	―	584	745	―

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	2,713	4,128	161	968	2,383	200
Residential Real Estate	172	172	16	424	424	19
Total	$16,186	$19,996	$177	$14,297	$18,320	$219

Total consists of:
Commercial and Industrial	$1,218	$1,218	$—	$416	$416	$—
Commercial Real Estate	$13,992	$17,656	$161	$12,873	$16,735	$200
Residential Real Estate	$976	$1,122	$16	$1,008	$1,169	$19

At September 30, 2017 and December 31, 2016, $10,851,000 and $11,629,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $7,000 and $0, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid principal balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the three and nine months ended September 30, 2017 and 2016.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,225	$5	$455	$2
Commercial Real Estate	11,353	127	12,132	160
Residential Real Estate	813	1	415	―

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	2,271	2	958	—
Residential Real Estate	163	—	424	―
Total	$15,825	$135	$14,384	$162

Total consists of:
Commercial and Industrial	$1,225	$5	$455	$2
Commercial Real Estate	$13,624	$129	$13,090	$160
Residential Real Estate	$976	$1	$839	$—

Of the $135,000 and $162,000 in interest income recognized on impaired loans for the three months ended September 30, 2017 and 2016, respectively, $1,000 and $5,000 in interest income was recognized with respect to non-accrual loans.

(Dollars in thousands)	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,240	$21	$473	$12
Commercial Real Estate	11,730	376	10,396	331
Residential Real Estate	910	2	417	―

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	1,498	2	3,350	74
Residential Real Estate	229	—	427	―
Total	$15,607	$401	$15,063	$417

Total consists of:
Commercial and Industrial	$1,240	$21	$473	$12
Commercial Real Estate	$13,228	$378	$13,746	$405
Residential Real Estate	$1,139	$2	$844	$—

Of the $401,000 and $417,000 in interest income recognized on impaired loans for the nine months ended September 30, 2017 and 2016, respectively, $18,000 and $5,000 in interest income was recognized with respect to non-accrual loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of September 30, 2017 and December 31, 2016 were as follows:

(Dollars in thousands)
	September 30,	December 31,
	2017	2016
Commercial and Industrial	$811	$—
Commercial Real Estate	3,828	1,927
Residential Real Estate	976	1,008
Total non-accrual loans	5,615	2,935
Foreclosed assets held for resale	1,078	1,273
Loans past-due 90 days or more and still accruing interest	119	34
Total non-performing assets	$6,812	$4,242

The following tables present the classes of the loan portfolio summarized by past-due status at September 30, 2017 and December 31, 2016:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
September 30, 2017:
Commercial and Industrial	$54	$13	$—	$67	$93,169	$93,236	$—
Commercial Real Estate	892	372	834	2,098	274,751	276,849	97
Residential Real Estate	2,099	247	465	2,811	163,647	166,458	22
Consumer	25	10	—	35	6,207	6,242	—
Total	$3,070	$642	$1,299	$5,011	$537,774	$542,785	$119

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
December 31, 2016:
Commercial and Industrial	$130	$—	$—	$130	$83,443	$83,573	$—
Commercial Real Estate	1,019	273	1,927	3,219	260,300	263,519	—
Residential Real Estate	1,750	542	1,020	3,312	165,723	169,035	34
Consumer	28	8	—	36	6,219	6,255	—
Total	$2,927	$823	$2,947	$6,697	$515,685	$522,382	$34

At September 30, 2017 and December 31, 2016, commitments to lend additional funds with respect to impaired loans consisted of three irrevocable letters of credit totaling $1,268,000. One irrevocable letter of credit in the amount of $1,249,000 was associated with a loan to a developer of a residential sub-division. Two irrevocable letters of credit totaling $19,000 were associated with a loan to a non-profit community recreation facility.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
September 30, 2017
Repurchase agreements (a)	$20,397	$ ―	$20,397	$(20,397)	$ ―	$	―

December 31, 2016
Repurchase agreements (a)	$18,490	$ ―	$18,490	$(18,490)	$ ―	$	―

(a) As of September 30, 2017 and December 31, 2016, the fair value of securities pledged in connection with repurchase agreements was $24,764,000 and $25,298,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2017:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
September 30, 2017:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$20,397	$—	$—	$—	$20,397
Total	$20,397	$—	$—	$—	$20,397

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

The Corporation’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.

The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at September 30, 2017 and December 31, 2016, were as follows:

(Dollars in thousands)
	September 30, 2017	December 31, 2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$96,567	$84,519
Financial standby letters of credit	$440	$453
Performance standby letters of credit	$2,994	$5,341

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At September 30, 2017, the Corporation had $443,307,000 in loans secured by real estate, which represented 81.7% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of September 30, 2017 and December 31, 2016, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At September 30, 2017 and December 31, 2016, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1		Level 2	Level 3		Total
September 30, 2017
Available-for-Sale Securities:
U.S. Treasury securities	$	―	$—	$	―	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed		―	86,539		―	86,539
Other		―	23,040		―	23,040
Obligations of state and political subdivisions		―	220,711		―	220,711
Corporate debt securities		―	29,070		―	29,070
Marketable equity securities		1,732	—		—	1,732
Total		$1,732	$359,360		$—	$361,092

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
December 31, 2016
Available-for-Sale Securities:
U.S. Treasury securities	$—	$1,010	$—	$1,010
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	110,907	—	110,907
Other	—	20,970	—	20,970
Obligations of state and political subdivisions	—	211,134	—	211,134
Corporate debt securities	—	33,976	—	33,976
Marketable equity securities	1,640	—	—	1,640
Total	$1,640	$377,997	$—	$379,637

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2017 and December 31, 2016, impaired loans measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at September 30, 2017
Impaired loans:
Commercial Real Estate	$	―	$	―	$6,402	$6,402
Residential Real Estate		—		—	260	260
Total impaired loans	$	―	$	―	$6,662	$6,662

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at December 31, 2016
Impaired loans:
Commercial Real Estate	$	―	$	―	$4,763	$4,763
Residential Real Estate		—		—	524	524
Total impaired loans	$	―	$	―	$5,287	$5,287

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2017 and December 31, 2016, foreclosed assets held for resale measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1		Level 2		Level 3	Total
Assets at September 30, 2017
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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
(Dollars in thousands)	Estimate	Valuation Technique	Unobservable Input	Range	Average
September 30, 2017
Impaired loans	$3,389	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (57%)	(17%	)
Impaired loans	$3,273	Discounted cash flow	Discount rate	(7%) – (8%)	(7%	)
Foreclosed assets held for resale	$81	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(35%) – (35%)	(35%	)

December 31, 2016
Impaired loans	$2,119	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (79%)	(21%	)
Impaired loans	$3,168	Discounted cash flow	Discount rate	(7%) – (7%)	(7%	)
Foreclosed assets held for resale	$248	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(23%) – (37%)	(32%	)

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

	Carrying	Fair Value Measurements at September 30, 2017
(Dollars in thousands)	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$9,371	$9,371	$	―	$	―	$9,371
Interest-bearing deposits in other banks	1,744	—		1,744		—	1,744
Time deposits with other banks	1,482	—		1,482		—	1,482
Investment securities available-for-sale	361,092	1,732		359,360		—	361,092
Investment securities held-to-maturity	—	—		—		—	—
Restricted investment in bank stocks	4,472	—		4,472		—	4,472
Net loans	535,337	—		—		537,800	537,800
Mortgage servicing rights	381	—		—		381	381
Accrued interest receivable	4,034	—		4,034		—	4,034

FINANCIAL LIABILITIES:
Core Deposits	562,839	―		562,839		―	562,839
Time Deposits	196,877	—		196,357		—	196,357
Short-term borrowings	41,209	―		41,209		―	41,209
Long-term borrowings	65,022	―		65,549		―	65,549
Accrued interest payable	505	―		505		―	505

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

	Carrying	Fair Value Measurements at December 31, 2016
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,338	$8,338	$—	$—	$8,338
Interest-bearing deposits in other banks	790	—	790	—	790
Time deposits with other banks	1,482	—	1,482	—	1,482
Investment securities available-for-sale	379,637	1,640	377,997	—	379,637
Investment securities held-to-maturity	4	—	4	—	4
Restricted investment in bank stocks	5,477	—	5,477	—	5,477
Net loans	515,025	—	—	504,206	504,206
Mortgage servicing rights	431	—	—	431	431
Accrued interest receivable	3,917	—	3,917	—	3,917

FINANCIAL LIABILITIES:
Core Deposits	532,661	—	532,661	—	532,661
Time Deposits	193,321	—	192,812	—	192,812
Short-term borrowings	69,290	—	69,290	—	69,290
Long-term borrowings	75,116	—	75,718	—	75,718
Accrued interest payable	427	—	427	—	427

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―	―	―	―

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2017 and December 31, 2016:

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

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at September 30, 2017 and December 31, 2016.

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

	Three Months Ended
	September 30,
(In thousands, except earnings per share)	2017	2016
Net income	$2,056	$2,144
Weighted-average common shares outstanding	5,695	5,646
Basic earnings per share	$0.36	$0.38

Weighted-average common shares outstanding	5,695	5,646
Common stock equivalents due to effect of stock options	2	2
Total weighted-average common shares and equivalents	5,697	5,648
Diluted earnings per share	$0.36	$0.38

	Nine Months Ended
	September 30,
(In thousands, except earnings per share)	2017	2016
Net income	$6,261	$6,811
Weighted-average common shares outstanding	5,683	5,633
Basic earnings per share	$1.10	$1.21

Weighted-average common shares outstanding	5,683	5,633
Common stock equivalents due to effect of stock options	2	2
Total weighted-average common shares and equivalents	5,685	5,635
Diluted earnings per share	$1.10	$1.21

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2017 compared to quarter ended September 30, 2016

First Keystone Corporation realized earnings for the three months ended September 30, 2017 of $2,056,000, a decrease of $88,000, or 4.1% from the third quarter of 2016. The decrease in net income for the three months ended September 30, 2017 was primarily due to an increase in salaries and employee benefits as well as an increase in interest expense on deposits and short-term borrowings, as compared to the three months ended September 30, 2016.

On a per share basis, net income was $0.36 for the three months ended September 30, 2017 versus $0.38 for the three months ended September 30, 2016. Cash dividends amounted to $0.27 per share for the three months ended September 30, 2017 and 2016.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the three months ended September 30, 2017, interest income amounted to $8,164,000, an increase of $238,000 or 3.0% from the three months ended September 30, 2016, while interest expense amounted to $1,787,000 for the three months ended September 30, 2017, an increase of $478,000 or 36.5% from the three months ended September 30, 2016. As a result, net interest income decreased $240,000 or 3.6% to $6,377,000 from $6,617,000 for the same period in 2016.

The Corporation’s net interest margin for the three months ended September 30, 2017 was 3.05% compared to 3.19% for the same period in 2016. The decrease in net interest margin was a result of the unprecedented continuing low interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30, 2017 and September 30, 2016 was $84,000 and $1,133,000, respectively. The decrease in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Charge-off and recovery activity resulted in net recoveries of $11,000 and net charge-offs of $1,352,000 for the three months ended September 30, 2017 and 2016, respectively. See Allowance for Loan Losses on page 41 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,713,000 for the three months ended September 30, 2017, as compared to $2,158,000 for the same period in 2016, a decrease of $445,000, or 20.6%. The decrease was mainly the result of a decrease in gains from life insurance proceeds. During the third quarter of 2016, the Corporation received $458,000 in tax-free claims income from life insurance proceeds as the result of a death benefit paid on a life insurance policy covering one of its former employees that remained an insured person by the Corporation’s bank-owned life insurance program following her separation of employment. ATM fees and debit card income increased $28,000 or 8.7% to $351,000 for the three months ended September 30, 2017. Gains on sales of mortgage loans decreased $20,000 or 19.8% due to a decrease in loans originated with the intent to sell and volume of loans sold. Net gains on sales of investment securities increased $19,000 to $414,000 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates. The net effect of gains on sales of mortgage loans and net investment securities gains was $495,000 in the third quarter of 2017, a decrease of $1,000 or 0.2% from the third quarter of 2016.

NON-INTEREST EXPENSE

Total non-interest expense was $5,681,000 for the three months ended September 30, 2017, as compared to $5,078,000 for the three months ended September 30, 2016. Non-interest expense increased $603,000 or 11.9%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $3,050,000 or 53.7% of total non-interest expense for the three months ended September 30, 2017, as compared to $2,606,000 or 51.3% for the same three months of 2016. The increase was due to the bank adding new sales positions and additional staff, as well as increased costs associated with employee health care.

Net occupancy, furniture and equipment, and computer expense amounted to $821,000 for the three months ended September 30, 2017, a decrease of $85,000 or 9.3%. Professional services increased $61,000 or 43.6% to $201,000 as of September 30, 2017. The increase was due to pricing increases associated with audit and tax services and additional fees incurred for financial services department analysis and consulting. Pennsylvania shares tax expense amounted to $157,000 for the three months ended September 30, 2017, a decrease of $32,000 or 16.9% as compared to the three months ended September 30, 2016.

FDIC insurance expense decreased $4,000 or 4.7% from the third quarter of 2016. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. ATM and debit card fees expense amounted to $184,000 for the three months ended September 30, 2017 and 2016. Data processing expenses decreased $1,000 or 0.7% to $148,000 for the three months ended September 30, 2017 as compared to the same three months of 2016. Foreclosed assets held for resale expense decreased $76,000 in the third quarter of 2017 as the result of normal costs related to foreclosed assets and the net effect of gains on sold foreclosed asset properties during the three months ended September 30, 2017. Advertising expense increased $53,000 or 57.0% during the three months ended September 30, 2017 as compared to the same three months of 2016. The increase was primarily due to increased media advertising for the rollout of new rewards checking and savings products.

Other non-interest expense amounted to $880,000 for the three months ended September 30, 2017, an increase of $243,000 or 38.1% as compared to the three months ended September 30, 2016. The increase was due to an increase in collections fees attributable to increased legal costs.

INCOME TAXES

Income tax expense amounted to $269,000 for the three months ended September 30, 2017, as compared to $420,000 for the three months ended September 30, 2016, a decrease of $151,000. The effective total income tax rate was 11.6% for the third quarter of 2017 as compared to 16.4% for the third quarter of 2016. The decrease in the effective tax rate was due to a net increase in tax-exempt interest earned from investments in state and local units of government.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

First Keystone Corporation realized earnings for the nine months ended September 30, 2017 of $6,261,000, a decrease of $550,000, or 8.1% from the same period in 2016. The decrease in net income for the nine months ended September 30, 2017 was primarily due to an increase in salaries and employee benefits as well as an increase in interest expense on deposits and short-term borrowings.

On a per share basis, for the nine months ended September 30, 2017, net income was $1.10 versus $1.21 for the nine months ended September 30, 2016. Cash dividends amounted to $0.81 per share for the nine months ended September 30, 2017 and 2016.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the nine months ended September 30, 2017, interest income amounted to $24,071,000, an increase of $244,000 or 1.0% from the first nine months of 2016, while interest expense amounted to $4,833,000 for the nine months ended September 30, 2017, an increase of $929,000, or 23.8% from the nine months ended September 30, 2016. As a result, net interest income decreased $685,000 or 3.4% to $19,238,000 from $19,923,000 for the same period in 2016.

The Corporation’s net interest margin for the nine months ended September 30, 2017 was 3.06% compared to 3.18% for the same period in 2016. The decrease in net interest margin was a result of the unprecedented continuing low interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine months ended September 30, 2017 and September 30, 2016 was $167,000 and $1,700,000, respectively. The decrease in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Net charge-offs for the nine months ended September 30, 2017 and 2016 were $76,000 and $1,439,000, respectively. See Allowance for Loan Losses on page 41 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $4,746,000 for the nine months ended September 30, 2017, as compared to $5,124,000 for the same period in 2016, a decrease of $378,000, or 7.4%. ATM fees and debit card income increased by $68,000 or 7.0% to $1,034,000 for the nine months ended September 30, 2017. Gains on sales of mortgage loans decreased $53,000 or 20.5% due to a decrease in loans originated with the intent to sell and volume of loans sold. Net gains on sales of investment securities increased $97,000 to $886,000 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The Bank has taken gains and losses in the portfolio to reduce market risk and protect from further changes in value in the face of increases in long-term interest rates. Gains from life insurance proceeds decreased $458,000. In the third quarter of 2016, the Corporation received tax-free claims income from life insurance proceeds as the result of a death benefit paid on a life insurance policy covering one of its former employees that remained an insured person by the Corporation’s bank-owned life insurance program following her separation of employment. The net effect of gains on sales of mortgage loans and net investment securities gains was $1,091,000 in the nine months ended September 30, 2017, an increase of $44,000 or 4.2% from the nine months ended September 30, 2016.

NON-INTEREST EXPENSE

Total non-interest expense was $16,610,000 for the nine months ended September 30, 2017, as compared to $15,232,000 for the nine months ended September 30, 2016. Non-interest expense increased $1,378,000 or 9.0%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $8,823,000 or 53.1% of total non-interest expense for the nine months ended September 30, 2017, as compared to $7,979,000 or 52.4% for the same nine months of 2016. The increase was due to the bank adding new sales positions in the commercial and residential mortgage lending areas and additional staff, as well as increased costs associated with employee health care.

Net occupancy, furniture and equipment, and computer expense amounted to $2,527,000 for the nine months ended September 30, 2017, an increase of $98,000 or 4.0%. Professional services increased $192,000 or 43.4% to $634,000 as of September 30, 2017. The increase was due to pricing increases associated with audit and tax services, out of scope audit work associated with the 2016 annual report and additional fees incurred for financial services department analysis and consulting. Pennsylvania shares tax expense amounted to $568,000 for the nine months ended September 30, 2017, an increase of $2,000 or 0.4% as compared to the nine months ended September 30, 2016.

FDIC insurance expense decreased $161,000 or 40.0% from the same nine months of 2016. The decrease was due to changes in assessment methodologies implemented by the FDIC in the second half of 2016. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. ATM and debit card fees expense increased $19,000 or 3.9% to $509,000 for the nine months ended September 30, 2017. Data processing expenses increased $25,000 or 6.0% to $442,000 for the nine months ended September 30, 2017. Foreclosed assets held for resale expense decreased $82,000 in the nine months ended September 30, 2017. The decrease was due to lower maintenance costs and sales expenses in the early part of 2017 and the net effect of gains on sold foreclosed asset properties during the third quarter of 2017. Advertising expense increased $152,000 or 59.4% during the nine months ended September 30, 2017 as compared to the same nine months of 2016. The increase was primarily due to increased media advertising for the rollout of new rewards checking and savings products.

Other non-interest expense amounted to $2,339,000 for the nine months ended September 30, 2017, an increase of $289,000 or 14.1% as compared to the nine months ended September 30, 2016. The increase was due to an increase in Kasasa brand product fees incurred as a result of discontinued services, an increase in collections fees attributable to increased legal costs, promotional expenses related to the mortgage servicing department and closing costs associated with the sale of a property.

INCOME TAXES

Income tax expense amounted to $946,000 for the nine months ended September 30, 2017, as compared to $1,304,000 for the nine months ended September 30, 2016, a decrease of $358,000. The effective total income tax rate was 13.1% for the nine months ended September 30, 2017 as compared to 16.1% for the nine months ended September 30, 2016. The decrease in the effective tax rate was due to a net increase in tax-exempt interest from investments in state and local units of government.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $985,108,000 as of September 30, 2017, an increase of $825,000 from year-end 2016. Total assets as of December 31, 2016 amounted to $984,283,000.

Total investments decreased $18,549,000 or 4.9% to $361,092,000 as of September 30, 2017.

Total loans increased $20,403,000 or 3.9%. Loan demand grew in the nine months ended September 30, 2017 as the Bank has seen an increase in loan originations, primarily in the commercial real estate and commercial and industrial portfolios.

Total deposits increased $33,734,000 or 4.6% to $759,716,000 as of September 30, 2017.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings decreased in the first nine months of 2017 by $38,175,000 to $106,231,000 from $144,406,000 as of December 31, 2016. Borrowings decreased due to increased deposit balances.

Total stockholders’ equity increased to $115,309,000 at September 30, 2017, an increase of $5,624,000 or 5.1% from December 31, 2016.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.5% at September 30, 2017, compared to 92.4% at September 30, 2016. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $542,785,000 as of September 30, 2017, up $20,403,000, or 3.9% since year-end 2016. The loan portfolio continues to be well diversified. Non-performing assets increased since year-end 2016, and overall asset quality has remained consistent. Total non-performing assets were $6,812,000 as of September 30, 2017, an increase of $2,570,000, or 60.6% from $4,242,000 reported in non-performing assets as of December 31, 2016. Total allowance for loan losses to total non-performing assets was 109.3% as of September 30, 2017 and 173.5% at December 31, 2016.

In addition to loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2016 to September 30, 2017. Available-for-sale securities amounted to $361,092,000 as of September 30, 2017, a decrease of $18,545,000 from year-end 2016.

Interest-bearing deposits in other banks increased as of September 30, 2017, to $1,744,000 from $790,000 at year-end 2016. Time deposits with other banks were $1,482,000 at September 30, 2017 and December 31, 2016.

LOANS

Total loans increased to $542,785,000 as of September 30, 2017 as compared to $522,382,000 as of December 31, 2016. The table on page 19 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $20,403,000 or 3.9%.

Steady demand for borrowing by both individuals and businesses accounted for the 3.9% increase in the loan portfolio from December 31, 2016 to September 30, 2017. The Commercial and Industrial portfolio increased $9,663,000 to $93,236,000 as of September 30, 2017, as compared to $83,573,000 at December 31, 2016. The increase in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $24,183,000 offset by loan payoffs of $15,809,000, as well as regular principal payments and other typical fluctuations and activity in the Commercial and Industrial portfolio including utilization of existing lines of credit. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $13,330,000 to $276,849,000 at September 30, 2017, as compared to $263,519,000 at December 31, 2016. The increase was mainly the result of $48,570,000 in new loan originations, offset by $22,187,000 in loan payoffs in addition to regular principal payments and other typical amortizations in the Commercial Real Estate portfolio. Residential Real Estate loans decreased $2,577,000 to $166,458,000 at September 30, 2017, as compared to $169,035,000 at December 31, 2016. The decrease was the result of $12,324,000 in new loan originations offset by loan payoffs of $11,237,000, net loans sold of $1,340,000, and regular principal payments. Net loans sold in the Residential Real Estate portfolio for the nine months ended September 30, 2017 consisted of total loans sold during the nine months ended September 30, 2017 of $6,545,000, offset with loans opened and sold in the same quarter during any quarter of 2017 which amounted to $5,205,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $370,085,000 at September 30, 2017. Of total loans, $276,849,000 or 51.0% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Corporation continues to monitor these portfolios.

The largest relationship is comprised of various real estate entities with a mutual owner who is a related party of the bank and began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $14,725,000 at September 30, 2017. The individual owns a diverse mix of real estate entities which specialize in construction/development projects, leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $13,625,000 in term debt and two lines of credit totaling $1,100,000. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The second largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At September 30, 2017, the relationship had outstanding loan balances and unused commitments of $10,140,000. The debt is comprised of $10,085,000 in term debt and two lines of credit totaling $55,000. The loans are secured by commercial real estate and business assets.

The third largest relationship consists of a large, suburban/rural public school district that provides educational services to over 5,000 students and employs approximately 750 individuals as administrative, professional, and support staff. At September 30, 2017, the relationship had outstanding balances totaling $9,665,000 which consisted entirely of tax-free commercial term debt. The relationship is secured by business assets and the full faith, credit, and taxing power of the district.

The fourth largest relationship consists of a real estate development/holding company that was established in 2006 to construct a multi-tenant medical complex, as well as the medical-related entities that operate out of the complex. The relationship had outstanding loan balances and unused commitments of $8,286,000 at September 30, 2017. The debt is comprised of $7,836,000 in term debt and $450,000 in lines of credit. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

The fifth largest relationship consists of a city incorporated in 1870, encompassing approximately 2.7 square miles, with a population of over 9,000. In 2016, the city undertook to refinance existing general obligation notes and bonds, to obtain interim financing (pending receipt of grants) to complete construction of a new wastewater treatment plant, and to fund an easement acquisition and obstruction removal project pertaining to the city’s municipal airport. At September 30, 2017, the relationship had outstanding loan balances and unused commitments of $8,085,000, which was comprised of $5,913,000 in term debt and $2,172,000 in available credit on three tax-free commercial loans. The relationship is secured by the full faith, credit, and taxing power of the city.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $521,268,000 or 96.2% of gross loans are graded Pass; $3,156,000 or 0.6% are graded Special Mention; $17,592,000 or 3.2% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades decreased to $20,748,000 at September 30, 2017, as compared to $28,417,000 at December 31, 2016. Commercial and Industrial non-pass grades decreased to $1,364,000 as of September 30, 2017 as compared to $5,109,000 as of December 31, 2016. Commercial Real Estate non-pass grades decreased to $16,969,000 as of September 30, 2017 as compared to $20,041,000 as of December 31, 2016. The Residential Real Estate and Consumer loan non-pass grades decreased to $2,415,000 as of September 30, 2017 as compared to $3,267,000 as of December 31, 2016.

The $3,745,000 decrease in Commercial and Industrial non-pass grades was mainly the result of the upgrade of nine loans totaling $4,411,000 net against the downgrade of four loans totaling $810,000, combined with typical amortization and other fluctuations in the Commercial and Industrial non-pass grade portfolio. Four of the upgraded loans totaling $3,946,000 are to a manufacturer that produces parts for various industries. The loans were upgraded from Special Mention to pass-grade status during the second quarter of 2017 due to the borrower’s improved financial performance and debt service capacity. Five of the upgraded loans totaling $465,000 are to a contractor specializing in concrete projects. The loans were upgraded from Special Mention to pass-grade status during the three months ended September 30, 2017 due to improved financial performance as reflected by increased sales and improved cash flow and debt service capacity. The four downgraded loans are to a plastic processing company focused on non-post-consumer recycling. The loans were downgraded to Substandard and moved to non-accrual status during the first quarter of 2017 due to a downturn in revenues resulting from lower commodity prices for new plastic produced from petroleum and natural gas liquids.

The $3,072,000 decrease in the Commercial Real Estate non-pass grade portfolio was the result of several fluctuations including large upgrades to pass-grade status and significant payments, pay-downs, and pay-offs net against loans transferred to (or originated at) non-pass grade status and the repurchase of a portion of a non-pass grade participation loan, combined with other normal activity in the Commercial Real Estate non-pass grade portfolio during the nine months ended September 30, 2017. A repurchase of one participant’s portion of a non-pass grade participation loan to a student housing holding company was completed during the three months ended September 30, 2017; the repurchased portion totaled $1,350,000. One loan in the amount of $1,086,000 to the owner of a golf course and related facilities was upgraded from Special Mention to pass-grade status during the second quarter of 2017, and one loan in the amount of $536,000 to a contractor specializing in concrete projects was upgraded from Special Mention to pass-grade status during the three months ended September 30, 2017. Payments and principal pay-downs totaling $330,000 were made on a purchased participation loan to the owner of a recreation facility during the nine month period ended September 30, 2017. Two loans totaling $654,000 to a plastic processing company focused on non-post-consumer recycling were downgraded to Substandard and moved to non-accrual status during the first quarter of 2017 due to a downturn in revenues resulting from lower commodity prices for new plastic produced from petroleum and natural gas liquids.

Activity associated with four loans to the developer of a residential sub-division resulted in a net decrease of $2,568,000 in the Commercial Real Estate non-pass grade portfolio during the nine months ended September 30, 2017. Two loans totaling $2,220,000 were paid off and a $500,000 pay-down was made on one of the guarantor’s existing loans during the first quarter of 2017. A loan with an outstanding recorded investment of $152,000 at September 30, 2017 was originated at substandard status during the second quarter of 2017 to allow for the construction of an additional single family spec home in light of a perceived increase in interest on the part of prospective purchasers and to support sales momentum and provide available inventory of homes for sale in the aftermath of the successful sale of an existing spec home. The Bank granted the loan based on the borrower’s excellent loan payment history with the Bank and taking into account the existence of other viable sources of repayment, but inadequate debt service capability based on historical income led to the loan’s substandard risk rating.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Commercial and Industrial	$93,236	$83,573
Commercial Real Estate	276,849	263,519
Residential Real Estate	166,458	169,035
Consumer	6,242	6,255
Total loans	$542,785	$522,382

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of September 30, 2017, the allowance for loan losses was $7,448,000 as compared to $7,357,000 as of December 31, 2016. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the nine month periods ended September 30, 2017 and 2016. For the nine month periods ended September 30, 2017 and 2016, net charge-offs as a percentage of average loans was 0.01% and 0.28, respectively. Net charge-offs amounted to $76,000 and $1,439,000 for the nine month periods ended September 30, 2017 and 2016, respectively.

For the first nine months of 2017, the provision for loan losses was $167,000 as compared to $1,700,000 for the first nine months of 2016. The provision, net of charge-offs and recoveries, increased the quarter end Allowance for Loan Losses to $7,448,000 of which 12.1% was attributed to the Commercial and Industrial component; 61.4% attributed to the Commercial Real Estate component; 23.5% attributed to the Residential Real Estate component (primarily residential mortgages); 1.5% attributed to the Consumer component; and 1.5% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 14). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of September 30, 2017.

Analysis of Allowance for Loan Losses

	September 30,	September 30,
(Dollars in thousands)	2017	2016
Balance at beginning of the nine month period	$7,357	$6,739
Charge-offs:
Commercial and Industrial	—	195
Commercial Real Estate	97	1,190
Residential Real Estate	61	45
Consumer	59	32
	217	1,462
Recoveries:
Commercial and Industrial	74	6
Commercial Real Estate	52	―
Residential Real Estate	9	12
Consumer	6	5
	141	23

Net charge-offs	76	1,439
Additions charged to operations	167	1,700
Balance at end of the nine month period	$7,448	$7,000

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.28%
Allowance for loan losses to average loans outstanding during the period	1.41%	1.35%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.41% at September 30, 2017 and 1.35% at September 30, 2016.

NON-PERFORMING ASSETS

The table on page 45 details the Corporation’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Corporation would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $6,812,000 as of September 30, 2017 as compared to $4,242,000 as of December 31, 2016. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry in our market areas had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising, while property values in some markets have fallen. Non-accrual loans totaled $5,615,000 as of September 30, 2017 as compared to $2,935,000 as of December 31, 2016. The significant increase in non-accrual loans at September 30, 2017 as compared to December 31, 2016 is mainly attributable to seven loans to a plastic processing company focused on non-post-consumer recycling and a related guarantor totaling $1,534,000 that were moved to non-accrual status during the first quarter of 2017 and $1,350,000 that was repurchased during the third quarter of 2017 on a non-accrual participation loan to a student housing holding company. Foreclosed assets held for resale amounted to $1,078,000 at September 30, 2017 as compared to $1,273,000 at December 31, 2016. Loans past-due 90 days or more and still accruing interest amounted to $119,000 as of September 30, 2017 as compared to $34,000 as of December 31, 2016. At September 30, 2017, loans past-due 90 days or more and still accruing interest consisted of two Commercial Real Estate loans, and one Residential Real Estate loan. The majority of the loans are well secured and all are in the process of collection. The borrower of the Residential Real Estate loan totaling $22,000 has filed bankruptcy and loan payments are currently being made through a trustee.

Non-performing assets to total loans was 1.3% at September 30, 2017 as compared to 0.8% at December 31, 2016. Non-performing assets to total assets was 0.7% at September 30, 2017 as compared to 0.4% at December 31, 2016. The allowance for loan losses to total non-performing assets was 109.3% as of September 30, 2017 as compared to 173.5% as of December 31, 2016. Additional detail can be found on page 45 in the Non-Performing Assets and Impaired Loans table and page 25 in the Non-Performing Assets table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $5,143,000 at September 30, 2017, compared to $5,556,000 at December 31, 2016.

Impaired loans were $16,186,000 at September 30, 2017 and $14,297,000 at December 31, 2016. The largest impaired loan relationship at September 30, 2017 consisted of one performing loan to a student housing holding company in the amount of $3,126,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates that was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The loan experienced a secondary modification during the third quarter of 2016 to extend the repayment term and modify the interest rate. The discounted cash flow evaluation at September 30, 2017 resulted in a specific allocation of $0. The second largest impaired loan relationship at September 30, 2017 consisted of a substandard performing loan to a developer of a residential sub-division in the amount of $2,656,000, which was secured by commercial real estate. The contract was extended and the loan was modified as a TDR during the fourth quarter of 2015 because the weak real estate market has hindered the process of the development plans and expected sales of building lots have not materialized. The discounted cash flow evaluation at September 30, 2017 resulted in a specific allocation of $0. The third largest impaired loan relationship at September 30, 2017 consisted of a non-performing participation loan to a student housing holding company which was secured by commercial real estate. The Corporation’s share of the loan at September 30, 2017 was $2,318,000. The loan was downgraded to substandard and placed on non-accrual status during the third quarter of 2015 due to the borrower’s inability to reach a break-even rental income, related to the borrower’s failure to meet projected occupancy rates. During the three months ended September 30, 2017, one participant’s share in the amount of $1,350,000 was repurchased. The collateral evaluation of the total participation at September 30, 2017 carried a value of $3,162,000, after considering estimated appraisal adjustments and cost to sell of 21% and considering the total participation outstanding note balance, resulted in the Bank’s specific allocation of $152,000 for its share of the participation.

The Bank estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $16,186,000 in impaired loans at September 30, 2017, none were located outside of the Corporation’s primary market area.

The outstanding recorded investment of loans categorized as TDRs was $10,851,000 as of September 30, 2017 as compared to $11,629,000 as of December 31, 2016. The decrease in TDRs at September 30, 2017 as compared to December 31, 2016 is attributable to large principal payments and paydowns made on existing TDRs net against smaller loans modified as TDRs during the nine months ended September 30, 2017. Of the thirty-one restructured loans at September 30, 2017, six loans are classified in the Commercial and Industrial portfolio and twenty-five loans are classified in the Commercial Real Estate portfolio. At September 30, 2017, eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $469,000 and one Commercial and Industrial loan with a recorded investment of $12,000 were not in compliance with the terms of their restructure, compared to September 30, 2016 when nine Commercial Real Estate loans with a combined recorded investment of $781,000 were not in compliance with the terms of their restructure. Troubled debt restructurings at September 30, 2017 consisted of sixteen term modifications beyond the original stated term, four interest rate modifications, and ten payment modifications. At September 30, 2017, there was also one troubled debt restructuring that experienced all three types of modifications – payment, rate, and term. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of September 30, 2017 and December 31, 2016, there were $7,000 sand $0, respectively in specific allocations attributable to the TDRs. There were $2,000 in unused commitments attributable to TDRs at September 30, 2017 and December 31, 2016.

During the three months ended September 30, 2017, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2016 when one Commercial and Industrial loan in the amount of $15,000 that was modified as a TDR within the preceding twelve months had experienced a payment default. During the nine months ended September 30, 2017, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same period in 2016 when one Commercial and Industrial loan in the amount of $15,000 that was modified as a TDR within the preceding twelve months had experienced a payment default.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of September 30, 2017 and December 31, 2016, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Non-Performing Assets
Non-accrual loans	$5,615	$2,935
Foreclosed assets held for resale	1,078	1,273
Loans past-due 90 days or more and still accruing interest	119	34
Total non-performing assets	$6,812	$4,242

Impaired loans
Non-accrual loans	$5,615	$2,935
Accruing TDRs	10,571	11,362
Total impaired loans	16,186	14,297
Allocated allowance for loan losses	(177)	(219)
Net investment in impaired loans	$16,009	$14,078

Impaired loans with a valuation allowance	$2,885	$1,392
Impaired loans without a valuation allowance	13,301	12,905
Total impaired loans	$16,186	$14,297

Allocated valuation allowance as a percent of impaired loans	1.1%	1.5%
Impaired loans to total loans	3.0%	2.7%
Non-performing assets to total loans	1.3%	0.8%
Non-performing assets to total assets	0.7%	0.4%
Allowance for loan losses to impaired loans	46.0%	51.5%
Allowance for loan losses to total non-performing assets	109.3%	173.5%

Real estate mortgages comprise 81.7% of the loan portfolio as of September 30, 2017, as compared to 82.8% as of December 31, 2016. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits increased $33,734,000 to $759,716,000 as of September 30, 2017 as non-interest bearing deposits increased by $14,817,000 and interest bearing deposits increased by $18,917,000 from year-end 2016. Total deposits increased due to the deposit of funds by municipal depositors through normal, seasonal generation of tax revenues. Demand deposits, savings accounts and certificates of deposit increased from year-end 2016. Total short-term and long-term borrowings decreased to $106,231,000 as of September 30, 2017, from $144,406,000 at year-end 2016, a decrease of $38,175,000, or 26.4%. Total borrowings decreased due to increased deposit balances and a decrease in the balance of the investment portfolio.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first nine months of the year, net income less dividends paid increased capital by $1,658,000. Accumulated other comprehensive income (loss) derived from net unrealized gains on investment securities available-for-sale also impacts capital. At December 31, 2016, accumulated other comprehensive loss was $(1,419,000). Accumulated other comprehensive income stood at $1,615,000 at September 30, 2017, an increase of $3,034,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first nine months of 2017 at an overall net gain of $886,000. These fluctuations from net unrealized gains on investment securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of this item with the filing of the March 31, 2015 Call Report.

The Corporation held 233,112 shares of common stock as treasury stock at September 30, 2017 and December 31, 2016. This had an effect of reducing our total stockholders’ equity by $5,756,000 as of September 30, 2017 and December 31, 2016.

Total stockholders’ equity was $115,309,000 as of September 30, 2017, and $109,685,000 as of December 31, 2016.

At September 30, 2017 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of September 30, 2017 and December 31, 2016:

			To Be Well
			Capitalized
			Under Prompt
	September 30,	December 31,	Corrective Action
	2017	2016	Regulations
Tier 1 leverage ratio (to average assets)	8.67%	8.67%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	13.34%	13.06%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.34%	13.06%	8.00%
Total risk-based capital ratio	14.53%	14.24%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of September 30, 2017, the Corporation would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

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

Sources of liquidity are as follows:

•	Growth in the core deposit base;
•	Proceeds from sales or maturities of investment securities;
•	Payments received on loans and mortgage-backed securities;
•	Overnight correspondent bank borrowings on various credit lines;
•	Borrowing capacity available from correspondent banks: FHLB, Atlantic Community Bankers Bank (“ACBB”),
•	and Federal Reserve Bank;
•	Securities sold under agreements to repurchase; and
•	Brokered CDs.

At September 30, 2017, the Corporation had $280,740,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $6,182,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $20,397,000 at September 30, 2017.

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

Net cash flows provided by operating activities were $7,902,000 and $7,773,000 during the nine months ended September 30, 2017 and 2016, respectively. Net income amounted to $6,261,000 for the nine months ended September 30, 2017 and $6,811,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, net premium amortization on investment securities amounted to $3,544,000 and $2,896,000, respectively. Net cash utilized for originations of mortgage loans originated for resale and cash proceeds (including gains) from sales of mortgage loans originated for resale was $1,097,000 and $2,506,000 for the nine months ended September 30, 2017 and 2016, respectively. Other assets decreased $110,000 during the nine months ended September 30, 2017 and increased $761,000 during the nine months ended September 30, 2016. Other liabilities decreased $436,000 during the nine months ended September 30, 2017 and increased $17,000 during the nine months ended September 30, 2016.

Investing activities provided $2,197,000 and $35,612,000 during the nine months ended September 30, 2017 and 2016, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sales, maturities, and redemptions net against purchases) provided cash of $20,493,000 and $31,577,000 during the nine months ended September 30, 2017 and 2016, respectively. Net cash used to originate loans amounted to $19,291,000 during the nine months ended September 30, 2017, and net cash provided by the loan portfolio amounted to $3,788,000 during the nine months ended September 30, 2016.

Financing activities used cash of $8,112,000 and $30,288,000 during the nine months ended September 30, 2017 and 2016, respectively. Net deposits provided cash of $33,734,000 and $29,271,000 during the nine months ended September 30, 2017 and 2016, respectively. Short-term borrowings decreased by $28,081,000 and $60,895,000 during the nine months ended September 30, 2017 and 2016, respectively. Repayment of long-term borrowings used cash of $10,094,000 during the nine months ended September 30, 2017 and proceeds from long-term borrowings exceeded repayment of long-term borrowings by $4,914,000 during the nine months ended September 30, 2016. Dividends paid amounted to $4,603,000 and $4,562,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at September 30, 2017.

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

The table on page 49 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 7.3%, 13.9% and 19.7% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 2.2% and 0.5% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 100 – 150 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the nine months ended September 30, 2017, the cost of interest-bearing liabilities averaged 0.8%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 3.8%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At September 30, 2017, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with decreases of 8.7% and 31.6%, respectively. Additionally, net present value is projected to increase 0.5% and decrease 3.8% and 11.4% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. These scenarios presented are within the Corporation’s policy limits, aside from the 200 basis point immediate decrease scenario at a 31.6% decrease compared to a policy limit of a 30.0% decrease.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(19.7)%
+200 bp Shock vs. Stable Rate	(13.9)%
+100 bp Shock vs. Stable Rate	(7.3)%
Flat rate
-100 bp Shock vs. Stable Rate	2.2%
-200 bp Shock vs. Stable Rate	0.5%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(11.4)%
+200 bp Shock vs. Stable Rate	(3.8)%
+100 bp Shock vs. Stable Rate	0.5%
Flat rate
-100 bp Shock vs. Stable Rate	(8.7)%
-200 bp Shock vs. Stable Rate	(31.6)%

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.   Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2017.

b)	Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 indicated that management’s review of the Corporation’s internal control over financial reporting identified a material weakness at December 31, 2016, and described the Corporation’s remediation plan to address such deficiency. Such remediation efforts include enhancements to the Corporation’s review process to ensure a review is being performed at an appropriate level of precision to include expanded validation of inputs and assumptions to source documents and ensuring clerical accuracy. During the quarter ended September 30, 2017, the Corporation is continuing the remediation efforts described in Item 9A of its Annual Report on Form 10-K.

c)	Changes in internal control over financial reporting. There were no other changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 — July 31, 2017	―	―	―	120,000

August1 — August 31, 2017	―	―	―	120,000

September 1 — September 30, 2017	―	―	―	120,000

Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

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

FIRST KEYSTONE CORPORATION
Registrant

November 8, 2017	/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2017	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 14 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation’s principal executive offices.

