Form 10-K
period 2017-12-31
FIRST KEYSTONE CORP
filed 2018-03-16
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐     No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2017 determined by using a per share closing price on that date of $27.00 as quoted on the Over the Counter Market, was $136,336,662.

At March 2, 2018, there were 5,719,339 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2018 definitive Proxy Statement are incorporated by reference in Part III of this Report.

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

Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of economic conditions on current and future customers, specifically the effect of the economy on loan customers’ ability to repay loans; possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements, regulations and rules; effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions; changes in accounting principles, policies or guidelines as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board, and other accounting standards setters; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations, specifically the impact of the Tax Cuts and Jobs Act, the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; information technology difficulties, including technological changes; challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; acquisitions and integration of acquired businesses; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; our ability to manage current levels of impaired assets; deposit flows; the loss of certain key officers; our ability to maintain the value and image of our brand and protect our intellectual property rights; continued relationships with major customers; the potential impact to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties and financial losses; and the effect of general economic conditions and more specifically in the Corporation’s market area.

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

ITEM 1. BUSINESS

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 98% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2017, 2016, and 2015, and was the only reportable segment. At December 31, 2017, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $990 million, $778 million and $117 million, respectively.

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

At December 31, 2017, the Bank had 183 full-time employees and 21 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is www.firstkeystonecorporation.com and the Bank’s internet website is www.fkc.bank.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches from Monroe and Montour counties along the Interstate 80 corridor through parts of Columbia and Luzerne counties as well as other adjoining counties. The Bank’s eastern market area is centered in Stroudsburg, Pennsylvania and serves all of Monroe county, as well as adjoining counties of Pike and Northampton. The area served by the Bank is a mix of rural communities and small to mid-sized towns. The current population of the Bank’s primary four-county footprint has decreased 1.6% since 2014 to 564,000 and is estimated to decrease 0.8% to 560,000 by 2023. As of June 30, 2017, the FDIC deposit market share data ranked the Bank 6th in the deposit market share out of the top 20 financial institutions in the four-county market, with 6.2% of deposits.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 12,000. The Bank ranks a commanding first in deposit market share in the Berwick market with 70.4% of deposits as of June 30, 2017, based on data compiled annually by the FDIC.

In the course of attracting and retaining deposits and originating loans, the Bank faces considerable competition. The Bank competes with 25 commercial banks, 2 savings associations, 1 thrift, and 47 credit unions for traditional banking products, such as deposits and loans in its primary four-county market area. Additionally, the Bank competes with consumer finance companies for loans, mutual funds and other investment alternatives for deposits. The Bank competes for deposits based on the ability to provide a range of competitively priced products, quality service, competitive rates, and convenient locations and hours. The competition among its peers for loan origination generally relates to interest rates offered, products available, ease of process, quality of service, and loan origination fees charged. The economic base of the Bank’s market region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

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

Competition - Bank

The Bank’s competition is comprised of national, regional, community banking financial institutions and credit unions. The Bank’s major competitors in Columbia, Luzerne, Montour and Monroe counties are:

•	First Columbia Bank & Trust Co.
•	PNC Bank, N.A.
•	M & T Bank
•	FNB Bank, N.A.
•	Citizens Bank of Philadelphia
•	Fidelity Deposit and Discount Bank
•	Landmark Community Bank
•	ESSA Bank & Trust
•	First National Community Bank
•	Service 1st FCU
•	Jersey Shore State Bank
•	Community Bank, N.A.
•	Honesdale National Bank
•	Peoples Security Bank
•	Luzerne Bank
•	First Northern Bank and Trust Co.

The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Concentration

The Corporation and the Bank are not dependent on deposits nor exposed by loan concentrations to a single customer or to a small group of customers, such that the loss of any one or more would not have a materially adverse effect on the financial condition of the Corporation or the Bank. The Corporation has been successful in attracting municipal deposits, which make up 26.9% of total deposits at December 31, 2017. The largest municipal deposit customer consisted of a school district with deposit balances amounting to 15.8% of total deposits. The Corporation currently has the ability to utilize liquidity tools, such as wholesale borrowings, to replace reductions in municipal deposits. The customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Pennsylvania, among other factors.

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 8%, a common equity tier 1 risk-based capital ratio of at least 6.5%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 6%, a common equity tier 1 risk-based capital ratio of at least 4.5%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2017, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 15 — Regulatory Matters.

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

Regulatory Capital Requirements

The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse agreements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 1,250% for assets with high credit risk, such as certain securitization exposures.

The following table presents the Bank’s capital ratios at December 31, 2017.

(Dollars In Thousands)
Tier I Capital	$85,963
Common Equity Tier 1 Capital	$85,963

Tier II Capital	$7,603

Total Capital	$93,566

Adjusted Total Average Assets	$972,524
Total Adjusted Risk-Weighted Assets[1]	$658,454

Tier I Risk-Based Capital Ratio[2]	13.06%
Required Tier I Risk-Based Capital Ratio (plus Capital Buffer)	7.25%
Excess Tier I Risk-Based Capital Ratio	5.81%
Common Equity Tier 1 Risk-Based Capital Ratio[3]	13.06%
Required Common Equity Tier 1 Risk-Based Capital Ratio (plus Capital Buffer)	5.75%
Excess Common Equity Tier 1 Risk-Based Capital Ratio	7.31%
Total Risk-Based Capital Ratio[4]	14.21%
Required Total Risk-Based Capital Ratio (plus Capital Buffer)	9.25%
Excess Total Risk-Based Capital Ratio	4.96%
Tier I Leverage Ratio[5]	8.84%
Required Tier I Leverage Ratio	4.00%
Excess Tier I Leverage Ratio	4.84%

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016. The capital level required to avoid restrictions on elective distributions applicable to the Bank were as follows:

•	A common equity tier 1 capital ratio of 5.750%.
•	A tier 1 risk-based capital ratio of 7.250%.
•	A total risk-based capital ratio of 9.250%.

As of December 31, 2017, the Bank maintained capital ratios above the required capital conservation buffer.

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

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes, the Tax Cuts and Jobs Act reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. The Corporation anticipates that this tax rate change should reduce its federal income tax liability in future years beginning with 2018. However, the Corporation did recognize certain effects of the tax law changes in 2017. U.S. generally accepted accounting principles require companies to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. Since the enactment took place in December 2017, the Corporation revalued its net deferred tax assets in the fourth quarter of 2017 resulting in an approximate $379,000 reduction to earnings in 2017.

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

As of December 31, 2017, approximately 69.8% of the Corporation’s loan portfolio consisted of Commercial and Industrial loans and Commercial Real Estate loans (including construction loans) of which both include a tax-free component. These types of loans are generally viewed as having more risk of default than Residential Real Estate loans or Consumer loans. Commercial and Industrial and Commercial Real Estate loans are also typically larger than Residential Real Estate loans and Consumer loans. Because the Corporation’s loan portfolio contains a significant number of Commercial and Industrial and Commercial Real Estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s Allowance for Loan Losses is not sufficient to cover actual loan losses, earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and loss and delinquency experience and evaluates economic conditions. If the Corporation’s assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in its loan portfolio at the date of the financial statements. Material additions to the Corporation’s allowance would materially decrease net income. At December 31, 2017, the allowance for loan losses totaled $7.5 million, representing 1.40% of average total loans.

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

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act.” The Corporation is still in the process of analyzing the Tax Cuts and Jobs Act and its possible effects on the Corporation. The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 34 percent to 21 percent, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the re-measurement of deferred tax assets and liabilities. While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The intended and unintended consequences of Tax Cuts and Jobs Act on our business and on holders of our common shares is uncertain and could be adverse. The Corporation anticipates that the impact of Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations.

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

The changes in control of the United States government and issues relating to debt and the deficit may adversely affect the Corporation.

Due to the Republican Party controlling of the White House, as well as the Republican Party maintaining or losing control of both the House of Representatives and Senate of the United States in future elections, could result in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact the Corporation’s business, financial condition and results of operations.

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

We identified a material weakness in our internal control over financial reporting at December 31, 2016 and cannot assure you that additional material weaknesses will not be identified in the future. If we fail to implement and maintain effective internal control over financial reporting, it could result in material misstatements in our financial statements in the future, which could require us to restate financial statements, cause investors to lose confidence in our reported financial information, and have a negative effect on our stock price.

Our management identified a material weakness in our internal control over financial reporting at December 31, 2016. See Item 9A, “Controls and Procedures.” While the material weakness had no impact upon our reported financial condition or results of operation at and for the fiscal year ended December 31, 2016, any prior periods or subsequent periods, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements in future periods. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC under Section 404. The existence of a material weakness could result in errors in our financial statements in future periods that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations, and cause investors or customers to lose confidence in our reported financial information, leading to a decline in our stock price or a loss of business.

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

Since the Great Recession, poor economic conditions and the resulting bank failures increased the costs of the FDIC and depleted its deposit insurance fund. In more recent history, the FDIC fund position has improved and the cost basis has been updated which in some cases can result in decreased costs of the insurance fund. Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue special assessments. The Corporation is generally unable to control the amount of premiums or special assessments that its subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the Corporation’s results of operations, financial condition, and its ability to continue to pay dividends on its common stock at the current rate or at all.

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

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees and customers. The inappropriate use of social media by our customers or employees could result in negative consequences including remediation costs including training for employees, additional regulatory scrutiny and possible regulatory penalties, litigation or negative publicity that could damage our reputation adversely affecting customer or investor confidence.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Corporation and its subsidiary occupy eighteen branch properties in Columbia, Luzerne, Montour and Monroe counties in Pennsylvania, which are used principally as banking offices.

Properties owned are:

•	Main Office located at 111 West Front Street, Berwick, Pennsylvania 18603;
•	Salem Office located at 400 Fowler Avenue, Berwick, Pennsylvania 18603;
•	Freas Avenue Office located at 701 Freas Avenue, Berwick, Pennsylvania 18603;
•	Scott Township Office located at 2301 Columbia Boulevard, Bloomsburg, Pennsylvania 17815;
•	Mifflinville Office located at West Third and Race Streets, Mifflinville, Pennsylvania 18631;
•	Hanover Township Office located at 1540 Sans Souci Parkway, Hanover Township, Pennsylvania 18706;
•	Danville Office located at 1049 Bloom Road, Danville, Pennsylvania 17821;
•	Mountainhome Office located at 1154 Route 390, Cresco, Pennsylvania 18326;
•	Brodheadsville Office located at 2022 Route 209, Brodheadsville, Pennsylvania 18322;
•	Swiftwater Office located at 2070 Route 611, Swiftwater, Pennsylvania 18370;
•	Plymouth Office located at 463 West Main Street, Plymouth, Pennsylvania 18651;
•	Kingston Office located at 299 Wyoming Avenue, Kingston, Pennsylvania 18704;
•	Dallas Office located at 2325 Memorial Highway, Dallas, Pennsylvania 18612;
•	Shickshinny Office located at 107 South Main Street, Shickshinny, Pennsylvania 18655;
•	Stroudsburg Office located at 559 Main Street, Stroudsburg, Pennsylvania 18360;
•	Properties located at Second and Market Streets, and Third and Bowman Streets, Berwick, Pennsylvania 18603; and
•	20 ATMs located in Columbia, Luzerne, Montour and Monroe counties.

Properties leased are:

•	Briar Creek Office located inside the Giant Market at 50 Briar Creek Plaza, Berwick, Pennsylvania 18603;
•	Nescopeck Office located at 437 West Third Street, Nescopeck, Pennsylvania 18635; and
•	Mountain Top Office located at 18 North Mountain Boulevard, Mountain Top, Pennsylvania 18707 (land parcel is leased and the bank building is owned).

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded in the over-the-counter market on the OTC Market under the symbol “FKYS”. The following table sets forth:

•	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
•	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2016; and
•	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK

			Per Share
2017	High	Low	Dividend Paid

First quarter	$26.50	$24.25	$0.27
Second quarter	$27.65	$25.01	$0.27
Third quarter	$28.25	$26.50	$0.27
Fourth quarter	$29.30	$27.00	$0.27

2016	High	Low	Dividend Paid

First quarter	$26.50	$24.00	$0.27
Second quarter	$27.80	$24.98	$0.27
Third quarter	$27.25	$24.00	$0.27
Fourth quarter	$26.50	$23.92	$0.27

As of December 31, 2017, the Corporation had approximately 934 shareholders of record.

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

Transfer Agent:

Computershare	(800) 368-5948
P.O. Box 30170
College Station, TX 77842-3170

The following brokerage firms make a market in First Keystone Corporation common stock:

RBC Wealth Management	(800) 223-4207
Janney Montgomery Scott LLC	(800) 526-6397
Stifel Nicolaus & Co. Inc.	(800) 679-5446
Boenning & Scattergood, Inc.	(800) 883-1212

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

PERFORMANCE GRAPH

The following graph and table compare the cumulative total shareholder return on the Corporation’s common stock during the period December 31, 2012, through and including December 31, 2017, with:

•	The cumulative total return for all common stocks listed on the NASDAQ stock market, and
•	The cumulative total return for all banks in SNL’s universe trading on a major exchange (NYSE, NYSE MKT, NASDAQ) with $500M to $1B in Assets.

The comparison assumes $100 was invested on December 31, 2012, in the Corporation’s common stock and in each of the indices below and assumes further the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

FIRST KEYSTONE CORPORATION

	Period Ending
	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
First Keystone Corporation	100.00	107.10	110.14	118.95	119.61	145.36
Nasdaq Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank $500M-$1B	100.00	129.67	142.26	160.57	216.81	264.51

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015	2014	2013

SELECTED FINANCIAL DATA AT YEAR END:
Total assets	$990,121	$984,283	$983,489	$912,353	$901,514
Total investment securities	350,218	379,641	385,267	348,722	354,770
Net loans	551,910	515,025	509,871	481,071	439,999
Total deposits	778,146	725,982	720,598	661,562	690,075
Total long-term borrowings	65,000	75,116	70,232	65,339	40,429
Total stockholders’ equity	116,719	109,685	108,438	106,271	96,351

SELECTED OPERATING DATA:
Interest income	$32,268	$31,643	$31,711	$31,019	$30,961
Interest expense	6,548	5,282	4,966	4,452	4,954
Net interest income	25,720	26,361	26,745	26,567	26,007
Provision for loan losses	267	2,083	2,277	433	1,372
Net interest income after provision for loan losses	25,453	24,278	24,468	26,134	24,635
Non-interest income	6,171	7,387	7,697	7,902	7,805
Non-interest expense	21,521	20,348	21,022	21,208	19,942
Income before income tax expense	10,103	11,317	11,143	12,828	12,498
Income tax expense	1,455	1,845	1,971	2,617	2,225
Net income	$8,648	$9,472	$9,172	$10,211	$10,273

PER SHARE DATA:
Net income	$1.52	$1.68	$1.64	$1.84	$1.87
Dividends	1.08	1.08	1.08	1.05	1.04

PERFORMANCE RATIOS:
Return on average assets	0.86%	0.96%	0.96%	1.13%	1.23%
Return on average equity	7.54%	8.23%	8.43%	9.90%	10.12%
Dividend payout	71.05%	64.30%	65.79%	56.95%	55.64%
Average equity to average assets	11.45%	11.68%	11.40%	11.45%	12.10%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Versus Year Ended December 31, 2016

Net income decreased to $8,648,000 for the year ended December 31, 2017, as compared to $9,472,000 for the prior year, a decrease of 8.7%. Earnings per share, both basic and diluted, for 2017 was $1.52 as compared to $1.68 in 2016, a decrease of 9.5%. Dividends per share for 2017 and 2016 were $1.08. The Corporation’s return on average assets was 0.86% in 2017 and 0.96% in 2016. Return on average equity decreased to 7.54% in 2017 from 8.23% in 2016. Total interest income in 2017 amounted to $32,268,000, an increase of $625,000 or 2.0% from 2016. Total interest expense of $6,548,000 increased $1,266,000 or 24.0% from 2016. The majority of this increase related to higher interest bearing deposit balances during the year in 2017.

Net interest income, as indicated below in Table 1, decreased by $641,000 or 2.4% to $25,720,000 for the year ended December 31, 2017. The Corporation’s net interest income on a fully tax equivalent basis decreased by $119,000, or 0.4% to $28,620,000 in 2017 as compared to $28,739,000 in 2016.

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

Table 1 — Reconciliation of Taxable Equivalent Net Interest Income

(Dollars in thousands)	2017/2016				2016/2015
	Increase/(Decrease)				Increase/(Decrease)
	2017	Amount	%	2016	Amount	%	2015
Interest Income	$32,268	$625	2.0	$31,643	$(68)	(0.2)	$31,711
Interest Expense	6,548	1,266	24.0	5,282	316	6.4	4,966
Net Interest Income	25,720	(641)	(2.4)	26,361	(384)	(1.4)	26,745
Tax Equivalent Adjustment	2,900	522	22.0	2,378	276	13.1	2,102
Net Interest Income (fully tax equivalent)	$28,620	$(119)	(0.4)	$28,739	$(108)	(0.4)	$28,847

Table 2 — Average Balances, Rates and Interest Income and Expense

(Dollars in thousands)
	2017			2016			2015
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2,4]	$94,075	$3,146	3.34%	$82,924	$2,868	3.46%	$82,591	$2,814	3.41%
Real Estate[1,2]	435,944	18,807	4.31%	429,205	18,495	4.31%	421,578	18,259	4.33%
Consumer, net[1,4]	6,035	506	8.38%	6,016	492	8.18%	5,436	441	8.11%
Fees on Loans	—	598	0%	—	565	0%	―	629	0%
Total Loans[5]	536,054	23,057	4.30%	518,145	22,420	4.33%	509,605	22,143	4.35%

Investment Securities:
Taxable	200,943	4,351	2.17%	243,326	5,572	2.29%	258,320	6,526	2.53%
Tax-Exempt[1,3]	181,698	7,437	4.09%	140,605	5,739	4.08%	105,974	4,697	4.43%
Total Investment Securities	382,641	11,788	3.08%	383,931	11,311	2.95%	364,294	11,223	3.08%
Restricted Investment in Bank Stocks	5,847	289	4.94%	5,245	253	4.82%	5,767	415	7.20%
Interest-Bearing Deposits in Other Banks	2,637	34	1.29%	3,316	37	1.12%	2,226	32	1.44%
Total Other Interest Earning Assets	8,484	323	3.81%	8,561	290	3.39%	7,993	447	5.59%
Total Interest Earning Assets	927,179	35,168	3.79%	910,637	34,021	3.74%	881,892	33,813	3.83%

Non-Interest Earning Assets:
Cash and Due From Banks	8,294			8,119			7,648
Allowance for Loan Losses	(7,445)			(7,136)			(6,694)
Premises and Equipment	19,171			19,686			20,426
Other Assets	54,786			53,783			51,321
Total Non-Interest Earning Assets	74,806			74,452			72,701
Total Assets	$1,001,985			$985,089			$954,593

Interest Bearing Liabilities:
Savings, NOW Accounts, and Money Markets	$410,094	$1,700	0.41%	$423,037	$1,139	0.27%	$391,179	$926	0.24%
Time Deposits	197,128	2,532	1.28%	186,182	2,286	1.23%	192,177	2,232	1.16%
Securities Sold U/A to Repurchase	21,872	89	0.41%	22,218	59	0.26%	21,221	53	0.25%
Short-Term Borrowings	64,840	755	1.16%	44,192	259	0.59%	60,549	212	0.35%
Long-Term Borrowings	68,180	1,472	2.16%	72,992	1,539	2.11%	69,837	1,543	2.21%
Federal Funds Purchased	—	—	0%	—	—	0%	―	―	0%
Total Interest Bearing Liabilities	762,114	6,548	0.86%	748,621	5,282	0.71%	734,963	4,966	0.68%

Non-Interest Bearing Liabilities:
Demand Deposits	118,621			111,315			101,063
Other Liabilities	6,498			10,048			9,725
Stockholders’ Equity	114,752			115,105			108,842
Total Liabilities/Stockholders’ Equity	$1,001,985			$985,089			$954,593

Net Interest Income Tax Equivalent		$28,620			$28,739			$28,847

Net Interest Spread			2.93%			3.03%			3.15%

Net Interest Margin			3.09%			3.16%			3.27%

1Tax-exempt income has been adjusted to a tax equivalent basis using an incremental rate of 34%, and statutory interest expense disallowance.

2Includes tax equivalent adjustments on tax-free municipal loans of $442,000, $468,000, and $536,000 for years 2017, 2016, and 2015, respectively.

3Includes tax equivalent adjustments on tax-free municipal securities of $2,458,000, $1,910,000, and $1,566,000 for years 2017, 2016, and 2015, respectively.

4Installment loans are stated net of unearned interest.

5Average loan balances include non-accrual loans. Interest income on non-accrual loans is not included.

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

Table 2 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2017, 2016 and 2015.

The yield on earning assets was 3.79% in 2017, 3.74% in 2016, and 3.83% in 2015. The rate paid on interest bearing liabilities was 0.86% in 2017, 0.71% in 2016, and 0.68% in 2015. This resulted in a decrease in our net interest spread to 2.93% in 2017, as compared to 3.03% in 2016 and 3.15% in 2015.

As Table 2 illustrates, net interest margin, which is interest income less interest expense divided by average earning assets, was 3.09% in 2017 as compared to 3.16% in 2016 and 3.27% in 2015. Net interest margins are presented on a tax-equivalent basis. In 2017, yield on earning assets increased by 0.05%, from 3.74% to 3.79% while the rate paid on interest bearing liabilities increased 0.15%. As loans were repaid and refinanced, the principal balances were reinvested at lower, current rates. This was the primary cause of the lower yield on loans. The primary reason for the increased yield in the investment portfolio was due to the additional tax-free bond purchases during 2017. Savings, NOW and money market interest expense increased as a result of the Bank branded Keystone Rewards suite of high interest rewards checking and savings accounts. Average short-term borrowings increased $20,648,000 while the average rate paid on these borrowings increased by 0.57% from 0.59% to 1.16%. Interest income exempt from federal tax was $5,875,000 in 2017, $4,767,000 in 2016, and $4,203,000 in 2015. Interest income exempt from federal tax increased due to purchases of tax-exempt securities. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

The decline in our net interest margin came from higher interest bearing liability yields in 2017 and slightly lower earning asset yields in 2016. Fully tax equivalent net interest income decreased from 2016 to 2017 by $119,000 or 0.4% to $28,620,000. This occurred while the level of average earning assets increased by 1.8%. The Corporation’s net interest margin was under pressure when short-term interest rates started to rise since the Corporation continues to be liability sensitive. There will be more liabilities, including deposits, repricing than earning assets (loans and investments). To negate the potential impact of a decreasing net interest margin, the Corporation will continue to focus on attracting lower cost core deposits such as checking, savings and money market accounts thereby reducing its dependence on higher priced certificates of deposit and short-term borrowings.

Throughout 2017, the Federal Reserve increased the federal-funds rate by 0.75%, making the target range between 1.25% and 1.50%. The impact to the Bank’s net interest margin has been a slight tightening. Short-term borrowing costs have increased in a similar fashion. However, there has been little to no change to deposit funding costs. Asset yields are starting to pick up across the curve. The Bank will continue to monitor short-term rate increases in 2018 as well as the slope and position of the yield curve. A steady and continued path of rising interest rates will have an initial negative effect on net interest margin, based on our asset/liability management model. However, indications are that higher interest rates, accompanied by a positively sloped yield curve would serve to increase our net interest margin in the long-term.

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

In 2017, the decrease in net interest income on a fully tax equivalent basis of $119,000 resulted from an increase in volume of $1,384,000 and a decrease of $1,503,000 due to changes in rate. In 2016, the decrease in net interest income on a fully tax equivalent basis of $108,000 resulted from an increase in volume of $1,485,000 and a decrease of $1,593,000 due to changes in rate.

Table 3 — Rate/Volume Analysis

(Dollars in thousands)	2017 COMPARED TO 2016			2016 COMPARED TO 2015
	VOLUME	RATE	NET	VOLUME	RATE	NET
Interest Income:
Loans, Net	$775	$(138)	$637	$371	$(94)	$277
Taxable Investment Securities	(971)	(250)	(1,221)	(379)	(575)	(954)
Tax-Exempt Investment Securities	1,677	21	1,698	1,535	(493)	1,042
Restricted Investment in Bank Stocks	29	7	36	(38)	(124)	(162)
Other	(8)	5	(3)	16	(11)	5
Total Interest Income	$1,502	$(355)	$1,147	$1,505	$(1,297)	$208
Interest Expense
Savings, NOW and Money Markets	$(35)	$596	$561	$75	$138	$213
Time Deposits	134	112	246	(70)	124	54
Securities Sold U/A to Repurchase	(1)	31	30	2	4	6
Short-Term Borrowings	121	375	496	(57)	104	47
Long-Term Borrowings	(101)	34	(67)	70	(74)	(4)
Total Interest Expense	118	1,148	1,266	20	296	316
Net Interest Income	$1,384	$(1,503)	$(119)	$1,485	$(1,593)	$(108)

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Balances on non-accrual loans are included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2017, the provision for loan losses was $267,000 as compared to $2,083,000 for 2016 and $2,277,000 for 2015. The decrease in the provision for loan losses in 2017 as compared to 2016 and 2015 resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, economic conditions, other relevant factors, and individually significant charge-offs of $943,000 and $1,355,000 in 2016 and 2015, respectively, as discussed below and in the Allowance For Loan Losses section on page 36. Net charge-offs by the Corporation for the fiscal years ended December 31, 2017, 2016 and 2015 were $137,000, $1,465,000, and $1,928,000, respectively. See Allowance for Loan Losses on page 36 for further discussion.

Gross charge-offs amounted to $333,000 at December 31, 2017, as compared to $1,494,000 at December 31, 2016 and $2,016,000 at December 31, 2015. The increased level of charge-offs in 2015 was due to a large charge-off in the amount of $1,355,000 on a Commercial Real Estate loan to a student housing holding company. The loan was moved to non-accrual status during the third quarter of 2015 due to uncertainty regarding the collectability of principal and interest based on the borrower’s failure to achieve stabilization and meet projected occupancy rates. The charge-off was completed during the fourth quarter of 2015 because the underlying value of the collateral supporting the loan was not sufficient to cover the loan balance. At that time, the loan was charged down to the estimated value of the supporting collateral less costs to sell. The increased level of charge-offs continued from 2015 to 2016 because a large charge-off in the amount of $943,000 was completed during the third quarter of 2016 on a Commercial Real Estate troubled debt restructuring to a student housing holding company due to uncertainty regarding the collectability of principal and interest based on the borrower’s failure to achieve stabilization and meet projected occupancy rates. As the underlying value of the collateral was not sufficient to cover the loan balance, the loan was charged down to the estimated value of the supporting collateral less costs to sell. The large charge-offs contributed to the increased balance of net charge-offs and provision for loan losses in 2016 and 2015 but were not indicative of a significant change in asset quality in the overall loan portfolio, as net charge-offs and the provision for loan losses decreased significantly for the year ended December 31, 2017. See Table 10 – Analysis of Allowance for Loan Losses for further details.

The allowance for loan losses as a percentage of average loans outstanding was 1.40% as of December 31, 2017, 1.42% as of December 31, 2016 and 1.32% as of December 31, 2015.

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

Non-interest income through December 31, 2017 was $6,171,000, a decrease of 16.5%, or $1,216,000, from 2016. Table 4 provides the major categories of non-interest income and each respective change comparing the last three years. The majority of the 2017 decrease was due to decreases in net investment securities gains and gains from life insurance proceeds.

During 2017, the Corporation recorded a net gain of $938,000 from the sales of securities in its investment portfolio, a decrease of $826,000 from 2016. The Bank has taken gains and losses in the portfolio in 2017 in an effort to increase interest income through partial reinvestment in the investment portfolio and to fund growth in the loan portfolio. In 2015, gains totaled $2,131,000, while in 2016 they were $1,764,000. These gains resulted from the normal readjustment process within the portfolio.

Gains on sales of mortgage loans provided income of $316,000 in 2017 as compared to $358,000 in 2016 and $548,000 in 2015. The decrease in gains on sales of mortgage loans in 2017 was due to a decrease in loans originated with the intent to sell and volume of loans sold. In 2017, the Bank originated $20,843,000 in residential mortgage loans, of which $11,906,000 were originated with the intent to sell. This compared unfavorably to 2016 when the Bank originated $29,168,000 in residential mortgage loans, of which $12,928,000 were originated with the intent to sell. The Corporation continues to service the majority of mortgages which are sold. This servicing income provides an additional source of non-interest income on an ongoing basis.

Service charges and fees increased by $17,000 in 2017 as compared to 2016, or 1.0% due to an increase in per item overdraft fees and certain other deposit account fees. In addition, ATM and debit card income increased $92,000 or 7.1%. Service charges and fees increased $13,000 in 2016 as compared to 2015, primarily due to an increase in per item overdraft fees and certain other deposit account fees.

During the third quarter of 2016, the Corporation received $458,000 in tax-free claims income from life insurance proceeds as the result of a death benefit paid on a life insurance policy covering one of its former employees that remained an insured person by the Corporation’s bank-owned life insurance program following her separation of employment.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit investment products, and miscellaneous fees, decreased $24,000, or 10.6% in 2017 and decreased $268,000 or 54.3% in 2016. The decrease in other income in 2016 was the result of a decline in retail investment activity.

Table 4 — Non-Interest Income

(Dollars in thousands)	2017/2016				2016/2015
	Increase/(Decrease)				Increase/(Decrease)
	2017	Amount	%	2016	Amount	%	2015
Trust department	$880	$40	4.8	$840	$(37)	(4.2)	$877
Service charges and fees	1,803	17	1.0	1,786	13	0.7	1,773
Bank owned life insurance income	636	(15)	(2.3)	651	(13)	(2.0)	664
ATM and debit card income	1,396	92	7.1	1,304	80	6.5	1,224
Gains on sales of mortgage loans	316	(42)	(11.7)	358	(190)	(34.7)	548
Impairment charges on equity securities	—	—	N/A	—	14	(100.0)	(14)
Gains from life insurance proceeds	—	(458)	(100.0)	458	458	N/A	—
Other	202	(24)	(10.6)	226	(268)	(54.3)	494
Subtotal	5,233	(390)	(6.9)	5,623	57	1.0	5,566
Net investment securities gains	938	(826)	(46.8)	1,764	(367)	(17.2)	2,131
Total	$6,171	$(1,216)	(16.5)	$7,387	$(310)	(4.0)	$7,697

NON-INTEREST EXPENSE

Total non-interest expense amounted to $21,521,000, an increase of $1,173,000, or 5.8% in 2017 as compared to a decrease of $674,000, or 3.2% in 2016. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to $11,170,000 or 51.9% of total non-interest expense in 2017 and 51.5% in 2016. Salaries and employee benefits increased $686,000, or 6.5% in 2017 and decreased $528,000, or 4.8% in 2016. The increase in 2017 was due to the bank adding new sales positions in the commercial and residential mortgage lending areas and additional staff, as well as increased costs associated with employee health care. The Corporation experienced a 19.4% increase in medical insurance for its employees in 2017. The number of full time equivalent employees was 191 as of December 31, 2017, 182 as of December 31, 2016, and 189 as of December 31, 2015.

Net occupancy expense increased $30,000, or 1.7% in 2017 as compared to a decrease of $66,000, or 3.6% in 2016. Net furniture and equipment and computer expense increased $62,000, or 4.1% in 2017 compared to an increase of $85,000, or 5.9% in 2016. The increase in 2017 was due to higher software maintenance costs stemming from new deposits, credit and loans software implemented towards the end of 2016.

Professional services increased $209,000, or 31.8% in 2017 as compared to an increase of $48,000, or 7.9% in 2016. The increase in 2017 was due to pricing increases associated with audit and tax services, out of scope audit work associated with the 2016 annual report and additional fees incurred for financial services department analysis and consulting.

Pennsylvania shares tax expense increased $42,000, or 6.0% in 2017 as compared to a decrease of $12,000, or 1.7% in 2016. FDIC insurance expense decreased $161,000, or 33.4% in 2017 as compared to a decrease of $50,000, or 9.4% in 2016. The decrease was due to changes in assessment methodologies implemented by the FDIC in the second half of 2016. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense increased $46,000, or 7.1% in 2017 as compared to an increase of $51,000, or 8.5% in 2016. The increase in 2017 was primarily due to multiple issues of fraud losses on debit cards throughout the year. Data processing fees increased $43,000, or 7.7% in 2017 as compared to a decrease of $14,000, or 2.5% in 2016. The increase in 2017 was primarily due to an increase in software related data processing fees associated with the rollout of new rewards checking and savings products.

Foreclosed assets held for resale expense amounted to $135,000 in 2017, $289,000 in 2016 and $111,000 in 2015. The Corporation incurred costs associated with the maintenance and sales of twelve foreclosed properties in 2015, sixteen foreclosed properties in 2016 and twelve properties in 2017. The decrease in expense in 2017 was due to lower maintenance costs and sales expenses in the early part of 2017 and the net effect of gains on sold OREO properties during the third quarter of 2017.

Advertising expense increased $140,000, or 35.9% in 2017 as compared to a decrease of $86,000, or 18.1% in 2016. The increase in 2017 was primarily due to increased media advertising for the rollout of new rewards checking and savings products.

Other non-interest expense increased $230,000, or 8.0% in 2017 as compared to a decrease of $280,000, or 8.9% in 2016. The increase in 2017 was due to an increase in Kasasa branded deposit product fees incurred as a result of discontinued services, an increase in collections fees attributable to increased legal costs, promotional expenses related to coupons for residential appraisals and closing costs associated with the sale of a property.

The overall level of non-interest expense remains low, relative to the Bank’s peers (community banks from $500 million to $1 billion in assets). In fact, the Bank’s total non-interest expense was 2.15% of average assets in 2017 and 2.07% in 2016. The Bank’s non-interest expense as a percentage of average assets places the Bank among the leaders in its peer financial institution categories in controlling non-interest expense.

Table 5 — Non-Interest Expense

(Dollars in thousands)	2017/2016				2016/2015
	Increase/(Decrease)				Increase/(Decrease)
	2017	Amount	%	2016	Amount	%	2015
Salaries and employee benefits	$11,170	686	6.5	$10,484	$(528)	(4.8)	$11,012
Occupancy, net	1,777	30	1.7	1,747	(66)	(3.6)	1,813
Furniture and equipment	569	14	2.5	555	(47)	(7.8)	602
Computer expense	1,025	48	4.9	977	132	15.6	845
Professional services	866	209	31.8	657	48	7.9	609
Pennsylvania shares tax	742	42	6.0	700	(12)	(1.7)	712
FDIC Insurance	321	(161)	(33.4)	482	(50)	(9.4)	532
ATM and debit card fees	697	46	7.1	651	51	8.5	600
Data processing fees	600	43	7.7	557	(14)	(2.5)	571
Foreclosed assets held for resale	135	(154)	(53.3)	289	178	160.4	111
Advertising	530	140	35.9	390	(86)	(18.1)	476
Other	3,089	230	8.0	2,859	(280)	(8.9)	3,139
Total	$21,521	$1,173	5.8	$20,348	$(674)	(3.2)	$21,022

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2017, was $1,455,000 as compared to $1,845,000 and $1,971,000 for the years ended December 31, 2016 and 2015, respectively. The effective income tax rate was 14.4% in 2017, 16.3% in 2016, and 17.7% in 2015. The decrease in the effective tax rate for 2017 was due to a net increase in tax-exempt income from investments in state and local units of government, an increase in tax credits from investments in low-income housing partnerships, and a decrease in net gains on sales of investment securities. The Corporation looks to maximize its tax-exempt income derived from both tax-free loans and tax-free municipal securities. In December 2017, the government passed major tax reform legislation in the Tax Cuts and Jobs Act of 2017. The Act reduces the Corporation’s income tax rate from 34% to 21% and eliminates the alternative minimum tax, effective January 1, 2018. As a result of the reduction in the income tax rate, 2017 income tax expense includes an additional income tax provision of $379,000 related to a reduction in the carrying value of the net deferred tax asset. Management expects the Corporation’s income tax provision will be significantly lower in 2018 and on an ongoing basis as a result of the lower tax rate.

FINANCIAL CONDITION

GENERAL

Total assets increased to $990,121,000 at year-end 2017, an increase of 0.6% from year-end 2016. Total assets as of December 31, 2016 were $984,283,000, an increase of 0.1% over 2015.

Total investments decreased $29,419,000 or 7.7% to $350,218,000 as of December 31, 2017.

Net loans increased in 2017 from $515,025,000 to $551,910,000, a 7.2% increase. Loan demand grew in 2017 as the Bank added loans in the commercial and industrial and commercial real estate categories. Net loans in 2016 increased from 2015 by $5,154,000 or 1.0%.

The cash surrender value of bank owned life insurance totaled $22,354,000 at December 31, 2017, an increase of $636,000 or 2.9% from 2016.

Investments in low-income housing partnerships were $2,626,000 at year-end 2017, an increase of 2.8% from year-end 2016. The Bank became a limited partner in a new real estate venture during 2015 with an initial investment of $590,000, a second installment of $1,178,000 in 2016, third and fourth installments in 2017 of $168,000 and $84,000, respectively, and a commitment of an additional capital contribution up to $85,000 over the life of the project.  Investing in low-income housing real estate ventures enables the Bank to recognize tax credits and satisfy Community Reinvestment Act initiatives.

As of December 31, 2017, total deposits amounted to $778,146,000, an increase of 7.2% from 2016, while total deposits as of year-end 2016 amounted to $725,982,000, an increase of 0.7% from 2015. The increase in 2017 was primarily due to the issuance of several large jumbo certificates to a municipal depositor, and the deposit of funds by municipal depositors through normal, seasonal generation of tax revenues. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals, continue to be the Corporation’s most significant source of funds.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Borrowings decreased in 2017 by $53,110,000 and decreased in 2016 by $6,365,000.

Total stockholders’ equity increased to $116,719,000 at December 31, 2017, an increase of $7,034,000 or 6.4% over 2016. Total stockholders’ equity increased to $109,685,000 at December 31, 2016, an increase of $1,247,000 or 1.1% over 2015.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.5% for 2017, compared to 92.4% for 2016 and 2015, respectively. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

INVESTMENT SECURITIES

The Corporation uses investment securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The investment portfolio has been allocated between securities available-for-sale and securities held-to-maturity. No investment securities were established in a trading account. Available-for-sale securities decreased $29,419,000 or 7.7% to $350,218,000 in 2017. Available-for-sale securities decreased $5,604,000 or 1.5% to $379,637,000 in 2016. At December 31, 2017, the net unrealized gain, net of the tax effect, on these securities was $1,826,000 and was included in stockholders’ equity as accumulated other comprehensive income (loss). In 2017, held-to-maturity securities decreased $4,000, or 100.0% to $0 after decreasing $22,000, or 84.6% in 2016. Table 6 provides data on the carrying value of the Corporation’s investment portfolio on the dates indicated. The vast majority of investment security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate an investment security.

The investment portfolio includes, U.S. Government corporations and agencies, corporate debt obligations, mortgage-backed securities, and obligations of state and political subdivisions, both tax-exempt and taxable. Marketable equity securities consist of common stock investments in other commercial banks and bank holding companies.

Securities available for sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on the Corporation’s Consolidated Statements of Income. As of December 31, 2017, the investment portfolio does not contain any off-balance sheet derivatives or trust preferred investments.

Table 6 — Investment Securities

(Dollars in thousands)
	December 31,
	2017		2016		2015
	Available	Held to	Available	Held to	Available	Held to
	for Sale[1]	Maturity[2]	for Sale[1]	Maturity[2]	for Sale[1]	Maturity[2]
U.S. Treasury securities	$—	$—	$1,010	$—	$1,021	$ ―
U. S. Government corporations and agencies	104,093	—	131,877	4	134,066	26
Obligations of state and political subdivisions	215,522	—	211,134	—	200,314	―
Corporate debt securities	28,971	—	33,976	—	47,833	―
Marketable equity securities	1,632	—	1,640	—	2,007	―
Total	$350,218	$—	$379,637	$4	$385,241	$26

1At fair value.

2At amortized cost.

The amortized cost and weighted average yield of securities, by contractual maturity, are shown below at December 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 7 ― Securities Maturity Table

(Dollars in thousands)
	December 31, 2017

	Available-For-Sale					Held-To-Maturity
		U.S. Government	Obligations			U.S. Government
		Corporations &	of State	Corporate	Marketable	Corporations &
	U.S. Treasury	Agencies	& Political	Debt	Equity	Agencies
	Securities	Obligations[1]	Subdivisions[2]	Securities	Securities[3]	Obligations[1]
Within 1 Year:
Amortized cost	$—	$ ―	$1,015	$532	$ ―	$ ―
Weighted average yield	—	―	2.44%	2.63%	―	―

1 - 5 Years:
Amortized cost	—	11,851	28,738	8,310	—	—
Weighted average yield	—	2.18%	2.66%	2.51%	—	—

5 - 10 Years:
Amortized cost	—	36,142	70,594	20,803	—	—
Weighted average yield	—	2.03%	3.12%	2.67%	—	—

After 10 Years:
Amortized cost	—	57,241	111,396	—	740	—
Weighted average yield	—	2.44%	3.28%	—	5.87%	—

Total:
Amortized cost	$—	$105,234	$211,743	$29,645	$740	$—
Weighted average yield	—	2.27%	3.14%	2.63%	5.87%	—

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

3Marketable equity securities are not considered to have defined maturities and are included in the after ten year category.

LOANS

Total loans increased to $559,397,000 as of December 31, 2017, as compared to a balance of $522,382,000 as of December 31, 2016. Table 8 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased $37,015,000, or 7.1% in 2017 compared to an increase of $5,772,000, or 1.1% in 2016.

Steady demand for borrowing by both individuals and businesses accounted for the 7.1% increase in total loans in 2017 as compared to the 1.1% increase in total loans in 2016. Reduced demand for borrowing by businesses and the payoff of several large tax-free Commercial and Industrial loans contributed to the nominal 1.1% increase in total loans in 2016. The Commercial and Industrial portfolio increased $15,764,000 to $99,337,000 as of December 31, 2017, as compared to $83,573,000 at December 31, 2016. The increase in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $41,708,000 offset by loan payoffs of $22,197,000 and regular principal payments. The Commercial Real Estate loan portfolio (which includes tax-free Commercial Real Estate loans) increased $27,451,000 to $290,970,000 as of December 31, 2017, as compared to $263,519,000 at December 31, 2016. The increase was mainly the result of $73,875,000 in new loan originations, offset by $29,787,000 in loan payoffs in addition to regular principal payments and other typical amortization in the loan portfolio. Residential Real Estate loans decreased $6,110,000 to $162,925,000 as of December 31, 2017, as compared to $169,035,000 at December 31, 2016. The decrease was the result of new loan originations totaling $14,379,000, offset by loan payoffs of $16,153,000, net loans sold of $2,508,000 and regular principal payments. Net loans sold in the Residential Real Estate portfolio for the year ended December 31, 2017 consisted of total loans sold during the year ended December 31, 2017 of $11,167,000, offset with loans opened and sold in the same quarter during any quarter of 2017 which amounted to $8,659,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $390,307,000 at December 31, 2017. Of total loans, $290,970,000 or 52.0% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. We continue to monitor these portfolios.

The largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At December 31, 2017, the relationship had outstanding loan balances and unused commitments of $10,021,000. The debt is comprised of $9,966,000 in term debt and two lines of credit totaling $55,000. The loans are secured by commercial real estate and business assets.

The second largest relationship is comprised of various real estate entities with a mutual owner who is a related party of the bank and began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $9,803,000 at December 31, 2017. The individual owns a diverse mix of real estate entities which specialize in construction/development projects (which include VA clinics), leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $8,703,000 in term debt and two lines of credit totaling $1,100,000. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The third largest relationship consists of a large, suburban/rural public school district that provides educational services to over 5,000 students and employs approximately 750 individuals as administrative, professional, and support staff. At December 31, 2017, the relationship had outstanding balances totaling $9,665,000 which consisted entirely of tax-free commercial term debt. The relationship is secured by business assets and the full faith, credit, and taxing power of the district.

The fourth largest relationship consists of a distributor and marketer of energy products and services including natural gas, propane, butane, and electricity. During 2017, the company undertook to partner with local banks to finance its capital needs while promoting regional economic development. At December 31, 2017, the relationship had outstanding balances of $9,000,000 which consisted entirely of unsecured term debt. The debt will be utilized for general corporate needs, including upgrades to the company’s utility distribution system that will enhance its ability to continue providing safe and reliable natural as service.

The fifth largest relationship consists of a hotel management company that has been in operation since 1987 and successfully owns and operates seven hotels. At December 31, 2017, the relationship had outstanding balances totaling $8,526,000, which consisted entirely of term debt. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy.

Each of the five relationships are headquartered in the Corporation’s market area.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $541,916,000 or 97.0% of gross loans are graded Pass; $1,700,000 or 0.3% are graded Special Mention; $15,012,000 or 2.7% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades decreased to $16,712,000 at December 31, 2017, as compared to $28,417,000 at December 31, 2016. Commercial and Industrial non-pass grades decreased to $1,344,000 as of December 31, 2017, compared to $5,109,000 as of December 31, 2016. Commercial Real Estate non-pass grades decreased to $13,724,000 as of December 31, 2017 as compared to $20,041,000 as of December 31, 2016. Residential Real Estate and Consumer non-pass grades decreased to $1,644,000 as of December 31, 2017, as compared to $3,267,000 as of December 31, 2016.

The $3,765,000 decrease in Commercial and Industrial non-pass grades was mainly the result of the upgrade of four loans totaling $3,946,000 net against the downgrade of three loans totaling $798,000, combined with regular principal payments and other normal fluctuations in the Commercial and Industrial non-pass grade portfolio during the year ended December 31, 2017. The four upgraded loans are to a manufacturer that produces parts for various industries. The loans were upgraded from Special Mention to pass-grade status during the second quarter of 2017 due to the borrower’s improved financial performance and debt service capacity. The three downgraded loans are to a plastic processing company focused on non-post-consumer recycling. The loans were downgraded to Substandard and moved to non-accrual status during the first quarter of 2017 due to a downturn in revenues resulting from lower commodity prices for new plastic produced from petroleum and natural gas liquids.

The $6,317,000 decrease in the Commercial Real Estate non-pass grade portfolio was primarily the result of several fluctuations including large upgrades to pass-grade status and significant pay-downs and pay-offs net against loans transferred to non-pass grade status and the repurchase of a portion of a non-pass grade participation loan, combined with regular principal payments and other normal activity in the Commercial Real Estate non-pass grade portfolio during the year ended December 31, 2017. One loan in the amount of $1,086,000 to the owner of a golf course and related facilities was upgraded from Special Mention to pass-grade status during the second quarter of 2017 due to improved debt service capacity based on improved financials, stable club membership, and steady payment performance, and one loan in the amount of $536,000 to a contractor specializing in concrete projects was upgraded from Special Mention to pass-grade status during the third quarter of 2017 due to improved financial performance as reflected by increased sales and improved cash flow and debt service capacity. Three substandard commercial real estate loans associated with a non-profit community recreation facility totaling $1,135,000 were paid off during the year ended December 31, 2017, one special mention loan to a commercial real estate developer in the amount of $742,000 was paid off during the fourth quarter of 2017, and one substandard commercial real estate loan to the operator of an indoor sports facility in the amount of $500,000 was paid off during the fourth quarter of 2017. Activity associated with three loans to a developer of a residential sub-division resulted in combined pay-offs and pay-downs of $3,712,000 during the year ended December 31, 2017; two special mention loans totaling $2,220,000 were paid off during the first quarter of 2017 and pay-downs of $1,492,000 were made on one of the guarantor’s existing substandard loans during the year ended December 31, 2017.

A repurchase of one participant’s portion of a substandard commercial real estate participation loan to a student housing holding company was completed during the third quarter of 2017; the repurchased portion totaled $1,350,000. Two commercial real estate loans totaling $634,000 to a plastic processing company focused on non-post-consumer recycling were downgraded to Substandard and moved to non-accrual status during the first quarter of 2017 due to a downturn in revenues resulting from lower commodity prices for new plastic produced from petroleum and natural gas liquids.

The $1,623,000 decrease in the Residential Real Estate non-pass grade portfolio was largely the result of two loans that were upgraded to pass-grade status combined with regular principal payments and other normal fluctuations in the Residential Real Estate non-pass grade portfolio during the year ended December 31, 2017. One loan in the amount of $669,000 to a commercial real estate developer was upgraded from Special Mention to pass-grade status during the fourth quarter of 2017 as the result of improved payment performance. One loan in the amount of $534,000 to the self-employed operator of a cemetery care business was upgraded from Special Mention to pass-grade status during the third quarter of 2017 due to the borrower’s stable payment performance.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

The classes of the Corporation’s loan portfolio net of unearned discount and net deferred loan fees and costs are summarized in Table 8.

Table 8 — Loans

(Dollars in thousands)	December 31,
	2017	2016	2015	2014	2013
Commercial and Industrial	$99,337	$83,573	$85,074	$64,656	$60,822
Commercial Real Estate	290,970	263,519	259,018	253,922	225,405
Residential Real Estate	162,925	169,035	166,628	163,553	154,675
Consumer	6,165	6,255	5,890	5,330	5,616
Total Loans	$559,397	$522,382	$516,610	$487,461	$446,518

The Corporation’s maturity and rate sensitivity information related to the loan portfolio is summarized in Table 9.

Table 9 ― Loan Maturity and Interest Sensitivity

Loans by Maturity

(Dollars in thousands)	December 31, 2017
		After One Year
	One Year	Through	After
	and Less	Five Years	Five Years	Total
Commercial and Industrial	$21,865	$38,425	$39,047	$99,337
Commercial Real Estate	33,675	82,918	174,377	290,970
Residential Real Estate	12,544	42,067	108,314	162,925
Consumer	1,673	3,724	768	6,165
Total	$69,757	$167,134	$322,506	$559,397

The above data represents the amount of loans receivable at December 31, 2017 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loans by Repricing Opportunity

(Dollars in thousands)	December 31, 2017
		After One Year
	One Year	Through	After
	and Less	Five Years	Five Years	Total
Commercial and Industrial	$36,020	$49,019	$14,298	$99,337
Commercial Real Estate	78,382	183,568	29,020	290,970
Residential Real Estate	20,941	37,384	104,600	162,925
Consumer	2,825	3,328	12	6,165
Total	$138,168	$273,299	$147,930	$559,397

Loans with a fixed interest rate	$40,942	$89,896	$132,154	$262,992
Loans with a variable interest rate	97,226	183,403	15,776	296,405
Total	$138,168	$273,299	$147,930	$559,397

The above data represents the amount of loans receivable at December 31, 2017 which are due or have the opportunity to reprice in the periods indicated, based on remaining scheduled repayments of principal for fixed rate loans or date of next repricing opportunity for variable rate loans. The fixed and variable portions of the amounts of loans receivable due or repricing in the periods indicated are also summarized above.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2017, the allowance for loan losses was $7,487,000 as compared to $7,357,000 as of December 31, 2016. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Table 10 contains an analysis of the allowance for loan losses indicating charge-offs and recoveries by year. In 2017, net charge-offs as a percentage of average loans were 0.03% as compared to 0.28% and 0.38% in 2016 and 2015, respectively. Net charge-offs amounted to $137,000 in 2017, $1,465,000 in 2016, and $1,928,000 in 2015. Net charge-offs decreased significantly in 2017 as compared to 2016 and 2015 due to large charge-offs in the Commercial Real Estate portfolio that were completed during the years ended December 31, 2016 and 2015. During the year ended December 31, 2016, charge-offs were $1,200,000 in the Commercial Real Estate portfolio due to a large charge-off on a loan to a student housing holding company that was classified as a troubled debt restructuring. The charge-off in the amount of $943,000 was completed during the third quarter of 2016 due to uncertainty regarding the collectability of principal and interest based on the borrower’s failure to achieve stabilization and meet projected occupancy rates. As the underlying value of the collateral was not sufficient to cover the loan balance, the loan was charged down to the estimated value of the supporting collateral less costs to sell. During the year ended December 31, 2015, charge-offs were $1,759,000 in the Commercial Real Estate portfolio due to a large charge-off on a loan to a student housing holding company. The borrower failed to achieve stabilization and meet projected occupancy rates, resulting in uncertainty regarding the collectability of principal and interest. The charge-off in the amount of $1,355,000 was completed during the fourth quarter of 2015 to charge the loan balance down to the estimated value of the supporting collateral less costs to sell. While the large charge-offs contributed significantly to the increased balance of charge-offs in 2016 and 2015, they were not indicative of a change in the asset quality of the overall portfolio, as charge-offs in the Commercial Real Estate portfolio decreased significantly to $189,000 for the year ended December 31, 2017. The large charge-offs in 2016 and 2015 were a deviation from the Bank’s past charge-off activity.

For the year ended December 31, 2017, the provision for loan losses was $267,000 as compared to $2,083,000 for 2016 and $2,277,000 for 2015. The net effect of the provision, charge-offs and recoveries increased the year-end allowance for loan losses to $7,487,000 of which 12.7% was attributed to the Commercial and Industrial component, 54.3% attributed to the Commercial Real Estate component, 22.1% attributed to the Residential Real Estate component (primarily residential mortgages), 1.5% attributed to the Consumer component, and 9.4% being the unallocated component (refer to the activity in Note 4 ― Loans and Allowance for Loan Losses on page 72. The Corporation determined that the provision for loan losses made during 2017 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2017.

Table 10 — Analysis of Allowance for Loan Losses

(Dollars in thousands)	Years Ended December 31,
	2017	2016	2015	2014	2013
Balance at beginning of period	$7,357	$6,739	$6,390	$6,519	$5,772
Charge-offs:
Commercial and Industrial	—	195	2	107	17
Commercial Real Estate	189	1,200	1,759	328	290
Residential Real Estate	62	61	210	209	348
Consumer	82	38	45	47	39
	333	1,494	2,016	691	694
Recoveries:
Commercial and Industrial	74	9	22	31	24
Commercial Real Estate	103	—	59	81	31
Residential Real Estate	9	12	1	14	5
Consumer	10	8	6	3	9
	196	29	88	129	69

Net charge-offs	137	1,465	1,928	562	625
Additions charged to operations	267	2,083	2,277	433	1,372
Balance at end of period	$7,487	$7,357	$6,739	$6,390	$6,519

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.28%	0.38%	0.12%	0.14%
Allowance for loan losses to average loans outstanding during the period	1.40%	1.42%	1.32%	1.36%	1.49%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.40% in 2017, 1.42% in 2016 and 1.32% in 2015.

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

Table 11 — Allocation of Allowance for Loan Losses

(Dollars in thousands)	December 31,
	2017	%*	2016	%*	2015	%*	2014	%*	2013	%*
Commercial and Industrial	$949	14.0	$836	11.7	$725	11.0	$542	9.4	$776	13.6
Commercial Real Estate	4,067	60.0	4,421	62.0	3,983	60.5	3,176	55.2	3,320	58.1
Residential Real Estate	1,656	24.4	1,777	24.9	1,777	27.0	1,928	33.5	1,565	27.4
Consumer	111	1.6	95	1.4	96	1.5	107	1.9	53	0.9
Unallocated	704	N/A	228	N/A	158	N/A	637	N/A	805	N/A
	$7,487	100.0	$7,357	100.0	$6,739	100.0	$6,390	100.0	$6,519	100.0

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

Total non-performing assets amounted to $6,231,000 as of December 31, 2017, as compared to $4,242,000 as of December 31, 2016. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising, while property values in some markets have fallen. Non-accrual loans totaled $5,090,000 as of December 31, 2017 as compared to $2,935,000 as of December 31, 2016. The significant increase in non-accrual loans at December 31, 2017 as compared to December 31, 2016 is mainly attributable to six loans to a plastic processing company focused on non-post-consumer recycling and a related guarantor totaling $1,519,000 that were moved to non-accrual status during the first quarter of 2017 and $1,350,000 that was repurchased during the third quarter of 2017 on a non-accrual participation loan to a student housing holding company, combined with other normal fluctuations in the non-accrual portfolio during the year ended December 31, 2017. Foreclosed assets held for resale decreased to $1,071,000 as of December 31, 2017 from $1,273,000 as of December 31, 2016. Loans past-due 90 days or more and still accruing interest amounted to $70,000 as of December 31, 2017 as compared to $34,000 as of December 31, 2016. At December 31, 2017, loans past-due 90 days or more and still accruing interest consisted of one Residential Real Estate loan and one Commercial Real Estate loan. The borrower of the Residential Real Estate loan totaling $20,000 has filed bankruptcy, and loan payments are currently being made through a trustee. The Commercial Real Estate loan totaling $50,000 is well secured and in the process of collection.

Non-performing assets to total loans was 1.1% as of December 31, 2017 compared to 0.8% at December 31, 2016. Non-performing assets to total assets was 0.6% as of December 31, 2017 compared to 0.4% at December 31, 2016. The allowance for loan losses to total non-performing assets was 120.2% as of December 31, 2017 as compared to 173.5% as of December 31, 2016. Additional detail can be found in Table 12 – Non-Performing Assets and Impaired Loans and the Loans Receivable on Non-Accrual Status table in Note 4 ― Loans and Allowance for Loan Losses. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $5,043,000 at December 31, 2017, $5,556,000 at December 31, 2016 and $2,280,000 at December 31, 2015.

Impaired loans were $13,926,000 at December 31, 2017 and $14,297,000 at December 31, 2016. The largest impaired loan relationship at December 31, 2017 consisted of one performing loan to a student housing holding company in the amount of $3,112,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates that was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The loan experienced a secondary modification during the third quarter of 2016 to extend the repayment term and modify the interest rate. The discounted cash flow evaluation at December 31, 2017 resulted in a specific allocation of $0. The second largest impaired loan relationship at December 31, 2017 consisted of a non-performing participation loan to a student housing holding company which was secured by commercial real estate. The Corporation’s share of the loan at December 31, 2017 was $2,318,000. The loan was downgraded to substandard and placed on non-accrual status during the third quarter of 2015 due to the borrower’s inability to reach a break-even rental income, related to the borrower’s failure to meet projected occupancy rates. One participant’s share in the amount of $1,350,000 was repurchased during the third quarter of 2017. The collateral evaluation of the total participation at December 31, 2017 carried a value of $2,942,000, after considering estimated appraisal adjustments and cost to sell of 21% and considering the total participation outstanding note balance, resulted in the Bank’s specific allocation of $303,000 for its share of the participation. The third largest impaired loan relationship at December 31, 2017 consisted of a substandard performing loan to a developer of a residential sub-division in the amount of $1,664,000, which was secured by commercial real estate. The contract was extended and the loan was modified as a TDR during the fourth quarter of 2015 because the weak real estate market has hindered the process of the development plans and expected sales of building lots have not materialized. The loan experienced a subsequent modification during the fourth quarter of 2017 to extend the maturity date to October 2020, reset the interest rate from a floating rate to a fixed rate, commence regular principal and interest payments and take additional real estate collateral. The discounted cash flow evaluation at December 31, 2017 resulted in a specific allocation of $0.

The Bank estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $13,926,000 in impaired loans at December 31, 2017, none were located outside the Corporation’s primary market area.

The outstanding recorded investment of loans categorized as TDRs was $9,109,000 as of December 31, 2017, compared to $11,629,000 as of December 31, 2016 and $11,096,000 as of December 31, 2015. The decrease in TDRs at December 31, 2017 as compared to December 31, 2016 is attributable to large payments and pay-downs made on existing TDRs net against smaller loans modified as TDRs during the year ended December 31, 2017. Of the thirty-three restructured loans at December 31, 2017, six loans are classified in the Commercial and Industrial portfolio, twenty-six loans are classified in the Commercial Real Estate portfolio, and one loan is classified in the Residential Real Estate portfolio. Troubled debt restructurings at December 31, 2017 consisted of seventeen term modifications beyond the original stated term, four interest rate modifications, and eleven payment modifications. At December 31, 2017, there was also one troubled debt restructuring that experienced all three types of modification – payment, rate, and term. TDRs are separately evaluated for impairment disclosures, and if necessary, a specific allocation is established. As of December 31, 2017 and 2015, there were $2,000 and $390,000, respectively, in specific allocations attributable to the TDRs and as of December 31, 2016, there were no specific allocations attributable to the TDRs. There were $0, $2,000, and $31,000 in unused commitments on TDRs at December 31, 2017, 2016, and 2015, respectively.

At December 31, 2017, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $340,000 and one Residential Real Estate loan classified as a TDR with a recorded investment of $60,000 were not in compliance with the terms of their restructure, compared to December 31, 2016 when ten Commercial Real Estate loans classified as TDRs with a combined recorded investment of $810,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $15,000 were not in compliance with the terms of their restructure and December 31, 2015 when two Commercial Real Estate loans classified as TDRs with a combined recorded investment of $249,000 were not in compliance with the terms of their restructure.

During the twelve months ended December 31, 2017, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same periods in 2016 and 2015 when one Commercial and Industrial loan in the amount of $15,000 and one Commercial Real Estate loan in the amount of $49,000, both modified as TDRs within the twelve months preceding December 31, 2016 and four Commercial Real Estate loans totaling $4,382,000 that were modified as TDRs within the twelve months preceding December 31, 2015 has experienced payment defaults. The significant increase in defaulted TDRs at December 31, 2015 as compared to December 31, 2016 is largely due to one loan to a student housing holding company with a balance of $4,204,000 at December 31, 2015, which was modified as a TDR during the first quarter of 2015 and experienced its subsequent default during the second quarter of 2015.

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

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2018. Excluding the assets disclosed in Table 12 – Non-Performing Assets and Impaired Loans and the Troubled Debt Restructurings section in Note 4 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2017, 2016, and 2015 management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 12 — Non-Performing Assets and Impaired Loans

(Dollars in thousands)	December 31,
	2017	2016	2015
Non-performing assets
Non-accrual loans	$5,090	$2,935	$2,748
Foreclosed assets held for resale	1,071	1,273	1,472
Loans past-due 90 days or more and still accruing interest	70	34	166
Total non-performing assets	$6,231	$4,242	$4,386

Impaired loans
Non-accrual loans	$5,090	$2,935	$2,748
Accruing TDRs	8,836	11,362	10,619
Total impaired loans	13,926	14,297	13,367
Allocated allowance for loan losses	(327)	(219)	(340)
Net investment in impaired loans	$13,599	$14,078	$13,027

Impaired loans with a valuation allowance	$2,646	$1,392	$4,640
Impaired loans without a valuation allowance	11,280	12,905	8,727
Total impaired loans	$13,926	$14,297	$13,367

Allocated valuation allowance as a percent of impaired loans	2.3%	1.5%	2.5%
Impaired loans to total loans	2.5%	2.7%	2.6%
Non-performing assets to total loans	1.1%	0.8%	0.8%
Non-performing assets to total assets	0.6%	0.4%	0.4%
Allowance for loan losses to impaired loans	53.8%	51.5%	50.4%
Allowance for loan losses to total non-performing assets	120.2%	173.5%	153.6%

Real estate mortgages comprise 81.1% of the loan portfolio as of December 31, 2017, as compared to 82.8% as of December 31, 2016. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Deposits increased by $52,164,000, or 7.2% for the year ending December 31, 2017 as compared to a deposit increase of $5,384,000, or 0.7% as of December 31, 2016. The increase in deposits in 2017 can be attributed to increases in demand deposits, savings accounts and certificates of deposits. The increase in deposits in 2016 can be attributed to increases in demand deposits and savings accounts paired with a large increase in jumbo certificates of deposits due to purchases by a large municipal depositor.

The following schedule reflects the remaining maturities of time deposits and other time deposits of $100,000 or more at December 31, 2017.

(Dollars in thousands)	Time	Other Time
	Deposits	Deposits
	>$100,000	>$100,000
Less than or equal to 3 months	$8,062	$ ―
Over 3 months through 6 months	5,431	855
Over 6 months through 12 months	22,402	—
Over 12 months	56,213	―
	$92,108	$855

Total borrowings were $91,296,000 as of December 31, 2017, compared to $144,406,000 on December 31, 2016. During 2017, long-term borrowings decreased from $75,116,000 to $65,000,000. The decrease in long-term borrowings in 2017 primarily resulted from the maturity of one individual term note with FHLB. In 2016, long-term borrowings increased from $70,232,000 to $75,116,000. The increase in long-term borrowings in 2016 occurred in order to sustain growth in the Bank’s loan portfolio and to secure financing at low market rates. Long-term borrowings are typically FHLB term borrowings with a maturity of one year or more.

Short-term debt decreased from $69,290,000 in 2016 to $26,296,000 as of December 31, 2017 as a result of increased deposit balances. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset seasonal fluctuations in deposits.

In connection with FHLB borrowings, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

The following table shows information about the Corporation’s short-term borrowings as of December 31, 2017 and 2016.

Table 13 ― Short-Term Borrowings

(Dollars in thousands)	2017
			Maximum
	Month End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$ ―	$ ―	$ ―	1.82%
Securities sold under agreements to repurchase	22,844	21,872	23,452	0.41%
Federal Discount Window	―	10	―	1.71%
Federal Home Loan Bank	3,452	64,830	115,445	1.16%
	$26,296	$86,712	$138,897	0.97%

(Dollars in thousands)	2016
			Maximum
	Month End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$ ―	$ ―	$ ―	1.10%
Securities sold under agreements to repurchase	18,490	22,218	24,302	0.26%
Federal Discount Window	―	―	―	1.10%
Federal Home Loan Bank	50,800	44,192	83,682	0.59%
	$69,290	$66,410	$107,984	0.48%

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on investment securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income (loss), may increase or decrease total equity capital. The total net increase in capital was $7,034,000 in 2017 after an increase of $1,247,000 in 2016. The increase in equity capital in 2017 was due to the retention of $2,503,000 in earnings and the issuance of new shares through the Corporation’s Dividend Reinvestment Program (“DRIP”) amounting to $1,261,000. Accumulated other comprehensive income (loss) increased $3,245,000 in 2017 as a result of market fluctuations in the investment portfolio. The increase in equity capital in 2016 was due to the retention of $3,382,000 in earnings and the issuance of new shares through the Corporation’s Dividend Reinvestment Program (“DRIP”) amounting to $1,319,000.

The Corporation had 231,612 shares of common stock as of December 31, 2017 and 233,112 shares as of December 31, 2016, at a cost of $5,709,000 and $5,756,000, respectively as treasury stock, authorized and issued but not outstanding.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 7.54% for 2017, 8.23% for 2016, and 8.43% for 2015. Refer to Performance Ratios on page 23 — Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 14 reflects risk-based capital ratios and the leverage ratio for the Bank. The Bank’s leverage ratio was 8.84% at December 31, 2017 and 8.67% at December 31, 2016.

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

Table 14 — Capital Ratios

At December 31, 2017 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of December 31, 2017 and December 31, 2016:

			To Be Well
			Capitalized
			Under Prompt
	December 31,	December 31,	Corrective Action
	2017	2016	Regulations
Tier 1 leverage ratio (to average assets)	8.84%	8.67%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	13.06%	13.06%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.06%	13.06%	8.00%
Total risk-based capital ratio	14.21%	14.24%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of December 31, 2017, the Corporation would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

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

At December 31, 2017, the Corporation had $299,115,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $5,374,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $22,844,000 at December 31, 2017.

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

Net cash flows provided by operating activities were $12,204,000, $11,753,000, and $10,285,000 at December 31, 2017, 2016, and 2015, respectively. Net income amounted to $8,648,000 for the year ended December 31, 2017, $9,472,000 for the year ended December 31, 2016, and $9,172,000 for the year ended December 31, 2015. During the years ended December 31, 2017, 2016, and 2015, net premium amortization on investment securities amounted to $4,546,000, $4,012,000, and $2,930,000, respectively. Net cash utilized for originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $422,000 and $2,769,000 for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2015, proceeds (including gains) from sales of mortgage loans originated for resale exceeded net cash utilized for originations of mortgage loans originated for resale by $1,540,000. Other assets decreased $203,000 and $233,000 during the years ended December 31, 2017 and 2016, respectively, and increased $1,191,000 during the year ended December 31, 2015. Other liabilities decreased $313,000 and $2,148,000 during the years ended December 31, 2017 and 2015, respectively, and increased $477,000 during the year ended December 31, 2016.

Investing activities used $6,788,000, $5,881,000, and $75,843,000 during the years ended December 31, 2017, 2016, and 2015, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions net against purchases) provided cash of $30,734,000 during the year ended December 31, 2017 and used cash of $1,876,000 and $41,869,000 during the years ended December 31, 2016 and 2015, respectively. Net cash used to originate loans amounted to $36,506,000, $4,245,000, and $34,397,000 during the years ended December 31, 2017, 2016, and 2015, respectively.

Financing activities used cash of $5,805,000 and $5,752,000 during the years ended December 31, 2017 and 2016, respectively, and provided cash of $66,599,000 during the year ended December 31, 2015. During the years ended December 31, 2017, 2016, and 2015, deposits increased by $52,164,000, $5,384,000, and $59,036,000, respectively. Short-term borrowings decreased by $42,994,000 and $11,249,000 during the years ended December 31, 2017 and 2016, respectively, and increased by $7,416,000 during the year ended December 31, 2015. Repayment of long-term borrowings used cash of $10,116,000 during the year ended December 31, 2017 and proceeds from long-term borrowings exceeded repayment of long-term borrowings by $4,884,000 and $4,893,000 during the years ended December 31, 2016 and 2015, respectively. Dividends paid amounted to $6,145,000, $6,090,000, and $6,035,000 during the years ended December 31, 2017, 2016, and 2015, respectively.

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

Table 15 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2017.

Table 15 — Contractual Obligations

(Dollars in thousands)
	Less than	1 - 3	4 -5	Over
December 31, 2017	1 Year	Years	Years	5 Years	Total

Time deposits	$82,892	$88,447	$33,894	$2,395	$207,628
Securities sold under agreement to repurchase	22,844	—	—	—	22,844
Short-term borrowings	3,452	—	—	—	3,452
Long-term borrowings	23,000	30,000	10,000	2,000	65,000
Operating lease obligations	134	169	127	2,462	2,892
	$132,322	$118,616	$44,021	$6,857	$301,816

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2017, the Corporation had unfunded outstanding commitments to extend credit of $90,373,000 and outstanding standby letters of credit of $3,351,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 16 — Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 16 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2017. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 16 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2017 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Table 16 — Interest Rate Sensitivity Analysis

(Dollars in thousands)
	December 31, 2017
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total

Assets	$140,145	$363,055	$432,019	$54,902	$990,121

Liabilities/Stockholders’ Equity	253,214	258,026	364,893	113,988	990,121

Interest Rate Sensitivity Gap	$(113,069)	$105,029	$67,126	$(59,086)

Cumulative Gap	$(113,069)	$(8,040)	$59,086	―

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

Table 17 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 8.0%, 15.2% and 21.3% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 3.0% and 0.0% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 100 – 150 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years ended December 31, 2017 and 2016, the cost of interest-bearing liabilities averaged 0.86% and 0.71%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 3.79% and 3.74%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At December 31, 2017, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 7.0% and 28.0%, respectively. Additionally, net present value is projected to decrease 1.0%, 6.0%, and 13.0% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are within the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not contemplate actions management could undertake in response to changes in interest rates.

Table 17 — Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(21.3)%
+200 bp Shock vs. Stable Rate	(15.2)%
+100 bp Shock vs. Stable Rate	(8.0)%
Flat rate
‒100 bp Shock vs. Stable Rate	3.0%
‒200 bp Shock vs. Stable Rate	0.0%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(13.0)%
+200 bp Shock vs. Stable Rate	(6.0)%
+100 bp Shock vs. Stable Rate	(1.0)%
Flat rate
‒100 bp Shock vs. Stable Rate	(7.0)%
‒200 bp Shock vs. Stable Rate	(28.0)%

Table 18 shows the quarterly results of operations for the Corporation for the years ended December 31, 2017 and 2016:

Table 18 — Quarterly Results of Operations (Unaudited)

(Dollars in thousands, except per share data)
	Three Months Ended
2017	March 31	June 30	September 30	December 31
Interest income	$7,897	$8,010	$8,164	$8,197
Interest expense	1,419	1,627	1,787	1,715
Net interest income	6,478	6,383	6,377	6,482
Provision for loan losses	83	—	84	100
Non-interest income	1,538	1,495	1,713	1,425
Non-interest expense	5,263	5,666	5,681	4,911
Income before income tax expense	2,670	2,212	2,325	2,896
Income tax expense	384	293	269	509
Net income	$2,286	$1,919	$2,056	$2,387

Basic and diluted earnings per share	$0.40	$0.34	$0.36	$0.42

(Dollars in thousands, except per share data)
	Three Months Ended
2016	March 31	June 30	September 30	December 31
Interest income	$7,969	$7,932	$7,926	$7,816
Interest expense	1,310	1,285	1,309	1,378
Net interest income	6,659	6,647	6,617	6,438
Provision for loan losses	283	284	1,133	383
Non-interest income	1,300	1,666	2,158	2,263
Non-interest expense	5,140	5,014	5,078	5,116
Income before income tax expense	2,536	3,015	2,564	3,202
Income tax expense	360	524	420	541
Net income	$2,176	$2,491	$2,144	$2,661

Basic and diluted earnings per share	$0.39	$0.44	$0.38	$0.47

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

First Keystone Corporation

Berwick, Pennsylvania

Opinion of the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary (the “Corporation”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ending December 31, 2017, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Corporation Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Corporation’s auditor since 2014.

Harrisburg, Pennsylvania
March 16, 2018

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	December 31,
	2017	2016
ASSETS
Cash and due from banks	$7,913	$8,338
Interest-bearing deposits in other banks	826	790
Total cash and cash equivalents	8,739	9,128
Time deposits with other banks	1,482	1,482
Investment securities available-for-sale	350,218	379,637
Investment securities held-to-maturity (fair value 2017 - $0; 2016 - $4)	—	4
Restricted investment in bank stocks	4,058	5,477
Loans	559,397	522,382
Allowance for loan losses	(7,487)	(7,357)
Net loans	551,910	515,025
Premises and equipment, net	20,623	19,237
Accrued interest receivable	4,237	3,917
Cash surrender value of bank owned life insurance	22,354	21,718
Investments in low-income housing partnerships	2,626	2,555
Goodwill	19,133	19,133
Foreclosed assets held for resale	1,071	1,273
Deferred income taxes	936	2,760
Other assets	2,734	2,937
TOTAL ASSETS	$990,121	$984,283

LIABILITIES
Deposits:
Non-interest bearing	$121,415	$110,314
Interest bearing	656,731	615,668
Total deposits	778,146	725,982
Short-term borrowings	26,296	69,290
Long-term borrowings	65,000	75,116
Accrued interest payable	490	427
Other liabilities	3,470	3,783
TOTAL LIABILITIES	873,402	874,598

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of December 31, 2017 and 2016; issued 0 in 2017 and 2016	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of December 31, 2017 and 2016; issued 5,950,951 as of December 31, 2017 and 5,904,563 as of December 31, 2016; outstanding 5,719,339 as of December 31, 2017 and 5,671,451 as of December 31, 2016	11,902	11,809
Surplus	36,193	35,047
Retained earnings	72,507	70,004
Accumulated other comprehensive income (loss)	1,826	(1,419)
Treasury stock, at cost, 231,612 shares in 2017 and 233,112 shares in 2016	(5,709)	(5,756)

TOTAL STOCKHOLDERS’ EQUITY	116,719	109,685
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$990,121	$984,283

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Years Ended December 31,
	2017	2016	2015
INTEREST INCOME
Interest and fees on loans	$22,615	$21,952	$21,607
Interest and dividend income on investment securities:
Taxable	4,304	5,507	6,464
Tax-exempt	4,979	3,829	3,131
Dividends	47	65	62
Dividend income on restricted investment in bank stocks	289	253	415
Interest on interest-bearing deposits in other banks	34	37	32
Total interest income	32,268	31,643	31,711
INTEREST EXPENSE
Interest on deposits	4,232	3,425	3,159
Interest on short-term borrowings	844	318	264
Interest on long-term borrowings	1,472	1,539	1,543
Total interest expense	6,548	5,282	4,966
Net interest income	25,720	26,361	26,745
Provision for loan losses	267	2,083	2,277
Net interest income after provision for loan losses	25,453	24,278	24,468
NON-INTEREST INCOME
Trust department	880	840	877
Service charges and fees	1,803	1,786	1,773
Bank owned life insurance income	636	651	664
ATM fees and debit card income	1,396	1,304	1,224
Gains on sales of mortgage loans	316	358	548
Net investment securities gains	938	1,764	2,131
Impairment charges on equity securities	—	—	(14)
Gains from life insurance proceeds	—	458	—
Other	202	226	494
Total non-interest income	6,171	7,387	7,697
NON-INTEREST EXPENSE
Salaries and employee benefits	11,170	10,484	11,012
Occupancy, net	1,777	1,747	1,813
Furniture and equipment	569	555	602
Computer expense	1,025	977	845
Professional services	866	657	609
Pennsylvania shares tax	742	700	712
FDIC insurance	321	482	532
ATM and debit card fees	697	651	600
Data processing fees	600	557	571
Foreclosed assets held for resale expense	135	289	111
Advertising	530	390	476
Other	3,089	2,859	3,139
Total non-interest expense	21,521	20,348	21,022
Income before income tax expense	10,103	11,317	11,143
Income tax expense	1,455	1,845	1,971
NET INCOME	$8,648	$9,472	$9,172
PER SHARE DATA
Net income per share:
Basic	$1.52	$1.68	$1.64
Diluted	1.52	1.68	1.64
Dividends per share	1.08	1.08	1.08

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015

Net Income	$8,648	$9,472	$9,172

Other comprehensive income (loss):
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $2,002, $(1,154) and $(466), respectively	3,859	(2,314)	(898)

Less reclassification adjustment for net gains included in net income, net of income taxes of $(324), $(624) and $(725), respectively (a) (c)	(614)	(1,140)	(1,406)

Less reclassification adjustment for impairment charges on equity securities included in net income, net of income taxes of $0, $0 and $5, respectively (b) (c)	—	—	9

Total other comprehensive income (loss)	3,245	(3,454)	(2,295)

Total Comprehensive Income	$11,893	$6,018	$6,877

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2017, 2016 and 2015

(Dollars in thousands, except per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity

Balance at January 1, 2015	5,802,521	11,605	32,674	63,485	4,330	(5,823)	106,271

Net Income				9,172			9,172
Other comprehensive loss, net of taxes					(2,295)		(2,295)
Issuance of common stock under dividend reinvestment plan and exercise of employee stock options	50,796	102	1,156			67	1,325
Dividends - $1.08 per share				(6,035)			(6,035)
Balance at December 31, 2015	5,853,317	11,707	33,830	66,622	2,035	(5,756)	108,438

Net Income				9,472			9,472
Other comprehensive loss, net of taxes					(3,454)		(3,454)
Issuance of common stock under dividend reinvestment plan	51,246	102	1,217				1,319
Dividends - $1.08 per share				(6,090)			(6,090)
Balance at December 31, 2016	5,904,563	11,809	35,047	70,004	(1,419)	(5,756)	109,685

Net Income				8,648			8,648
Other comprehensive income, net of taxes					3,245		3,245
Issuance of common stock under dividend reinvestment plan and exercise of employee stock options	46,388	93	1,146			47	1,286
Dividends - $1.08 per share				(6,145)			(6,145)
Balance at December 31, 2017	5,950,951	$11,902	$36,193	$72,507	$1,826	$(5,709)	$116,719

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$8,648	$9,472	$9,172
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	267	2,083	2,277
Depreciation and amortization	1,112	1,179	1,309
Net premium amortization on investment securities	4,546	4,012	2,930
Deferred income tax expense (benefit)	146	(290)	283
Gains on sales of mortgage loans	(316)	(358)	(515)
Gains on sales of mortgage loans held for investment transferred to held for sale	—	—	(33)
Proceeds from sales of mortgage loans originated for resale	11,484	10,159	19,791
Originations of mortgage loans originated for resale	(11,906)	(12,928)	(18,251)
Gains on sales of investment securities	(938)	(1,764)	(2,131)
Impairment charges on equity securities	—	—	14
Net (gains) losses on sales of foreclosed real estate held for resale, including write-downs	(19)	196	34
(Increase) decrease in accrued interest receivable	(320)	169	(773)
Earnings on investment in bank owned life insurance	(636)	(651)	(664)
Gains from bank-owned life insurance proceeds	—	(458)	—
Losses on disposals of premises and equipment	2	1	31
Decrease (increase) in other assets	203	233	(1,191)
Amortization of investment in real estate ventures	181	176	167
Increase (decrease) in accrued interest payable	63	45	(17)
(Decrease) increase in other liabilities	(313)	477	(2,148)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,204	11,753	10,285
INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	81,807	76,759	111,799
Proceeds from maturities and redemptions of investment securities available-for-sale	21,662	21,449	21,759
Purchases of investment securities available-for-sale	(72,735)	(100,084)	(175,427)
Proceeds from maturities and redemptions of investment securities held-to-maturity	4	22	1,030
Net change in restricted investment in bank stocks	1,419	265	(434)
Net increase in loans	(36,506)	(4,245)	(34,397)
Proceeds from sales of mortgage loans held for investment transferred to held for sale	—	—	940
Proceeds from bank-owned life insurance	—	1,291	—
Purchase of premises and equipment	(2,585)	(383)	(544)
Purchase of investment in real estate ventures	(252)	(1,178)	(590)
Proceeds from sales of foreclosed assets held for resale	398	223	21
NET CASH USED IN INVESTING ACTIVITIES	(6,788)	(5,881)	(75,843)
FINANCING ACTIVITIES
Net increase in deposits	52,164	5,384	59,036
Net (decrease) increase in short-term borrowings	(42,994)	(11,249)	7,416
Proceeds from long-term borrowings	—	10,000	5,000
Repayment of long-term borrowings	(10,116)	(5,116)	(107)
Common stock issued	1,261	1,319	1,252
Proceeds from exercise of stock options	25	—	37
Dividends paid	(6,145)	(6,090)	(6,035)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,805)	(5,752)	66,599
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(389)	120	1,041
CASH AND CASH EQUIVALENTS, BEGINNING	9,128	9,008	7,967
CASH AND CASH EQUIVALENTS, ENDING	$8,739	$9,128	$9,008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$6,485	$5,237	$4,983
Income taxes paid	1,292	634	2,631
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Loans transferred to foreclosed assets held for resale	177	220	1,472
Loans transferred (from) to held for sale portfolio	—	(4,881)	730
Common stock subscription receivable	—	—	36

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

Significant Concentrations of Credit Risk

The majority of the Corporation’s activities involve customers located primarily in Columbia, Luzerne, Montour and Monroe counties in Pennsylvania. The types of securities in which the Corporation invests are presented in Note 3 – Investment Securities. Credit risk as it relates to investment activities is moderated through the monitoring of ratings and geographic concentrations residing in the portfolio and the observance of minimum rating levels in the investment policy. Note 4 – Loans and Allowance for Loan Losses summarizes the types of lending in which the Corporation engages. The inherent risks associated with lending activities are mitigated by adhering to conservative underwriting practices and policies, as well as portfolio diversification and thorough monitoring of the loan portfolio. It is management’s opinion that the investment and loan portfolios were well balanced at December 31, 2017, to the extent necessary to avoid any significant concentrations of credit risk.

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

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2017, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Restricted Investment in Bank Stocks

The Bank owns restricted stock investments in the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Community Bankers Bank (“ACBB”). These investments do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these investments are carried at cost. At December 31, 2017, the Corporation held $4,023,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2016, the Corporation held $5,442,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

Management evaluates the restricted investment in bank stocks for impairment on an annual basis. Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the cost of these investments rather than by recognizing temporary declines in value. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted investment in bank stocks; (i) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (ii) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the correspondent bank; and (iv) the liquidity position of the correspondent bank. Based on the analysis of these factors, management determined that no impairment charge was necessary related to the restricted investment in bank stocks during 2017, 2016 or 2015.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $834,000 at December 31, 2017 and $100,000 at December 31, 2016.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are individually classified as impaired. Select loans are not aggregated for collective impairment evaluation, as such; all loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan may be reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheets. As of December 31, 2017 and 2016 the amount of the reserve for unfunded lending commitments was $116,000 and $202,000, respectively.

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

The Bank entered into agreements to provide post-retirement benefits to two retired employees in the form of life insurance payable to the employee’s beneficiaries upon their death through endorsement split dollar life insurance arrangements. The Bank’s accrued liabilities for this benefit agreement as of December 31, 2017 and 2016 was $41,000 and $43,000, respectively. In 2015, there was a $15,800 reduction in the expense related to the benefit agreement as a result of a correction to the accrual methodology for multiple plan participants. The related expense for this benefit agreement amounted to $(1,000), $(1,000) and $(16,500) for the years ended December 31, 2017, 2016 and 2015, respectively.

Investments in Low-Income Housing Partnerships

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the cost method. Under the cost method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment over the period that the tax credits are allocated to the Bank. The amount of tax credits allocated to the Bank were $323,000 in 2017, $230,000 in 2016, and $230,000 in 2015, and the amortization of the investments in the limited partnerships were $181,000, $176,000 and $167,000 in 2017, 2016 and 2015, respectively. During 2015, the Bank became a limited partner in a real estate venture with an initial investment of $590,000, an additional capital contribution of $1,178,000 made in 2016, plus capital contributions of $252,000 made in 2017. The construction was completed and the property was occupied in 2017.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Goodwill and Core Deposit Intangibles

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has evaluated the goodwill included in its consolidated balance sheet at September 30, 2017, and has determined there was no impairment as of that date. In addition, the Corporation did not identify any impairment in 2016 or 2015. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Stock Based Compensation

The Corporation adopted a stock option incentive plan in 1998. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes Option Pricing Model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. The Plan expired in 2008, and therefore, no stock options are available for issuance. After adjustments for the effects of stock dividends, options exercised and options forfeited, there are no exercisable options issued and outstanding as of December 31, 2017.

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

(In thousands, except earnings per share)

	Year Ended December 31,
	2017	2016	2015
Net income	$8,648	$9,472	$9,172
Weighted-average common shares outstanding	5,689	5,640	5,588
Basic earnings per share	$1.52	$1.68	$1.64

Weighted-average common shares outstanding	5,689	5,640	5,588
Common stock equivalents due to effect of stock options	—	2	2
Total weighted-average common shares and equivalents	5,689	5,642	5,590
Diluted earnings per share	$1.52	$1.68	$1.64

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Trust Assets and Revenues

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Assets held in Trust were $111,130,000 and $110,167,000 at December 31, 2017 and 2016, respectively. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

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

Recent Accounting Standards Updates (“ASU”)

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the year ended December 31, 2017 that were not already adopted by the Corporation in previous periods.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue requirements in Revenue Recognition (Topic 605). This ASU requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Several additional ASUs have been issued subsequently to ASU 2014-09 to provide clarifying guidance related to various revenue recognition areas and to defer the effective date of the standard by a year, making it applicable for the Corporation in the first quarter 2018 and for the annual period ending December 31, 2018. Management has determined that approximately 87% of the Corporation's revenue is out of the scope of ASU 2014-09, including all of the Corporation's net interest income and a significant portion of the non-interest income. Management has evaluated the non-interest revenue streams and adoption of ASU 2014-09 using the modified retrospective method had no material effect on the Corporation's revenue recognition practices. Additionally, the ASU requires expanded disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Management is in the process of reviewing the Corporation's business process, systems and controls to support the expanded disclosure requirements that will be effective in the first quarter 2018.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In particular, the guidance revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with fair value of financial instruments. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The FASB issued ASU 2018-03 on February 28, 2018, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10), which clarifies the guidance in ASU No. 2016-01 on several issues, such as Equity Securities without a Readily Determinable Fair Value – Discontinuation. The adoption of this standard will not have a material effect on the Corporation's operating results or financial condition. The Corporation’s restricted investment in bank stocks consists of one correspondent bank stock (Federal Home Loan Bank), which does not have a readily determinable market value; therefore, has no effect. The Corporation’s investments in low income housing partnerships are accounted for under the cost method; therefore, there is no impact. The Corporation has updated its policies and procedures to report its financial instruments at exit price and to recognize the changes in fair value of applicable equity investments in net income beginning in the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The adoption of this ASU will result in an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities for operating leases in which the Corporation is the lessee. The Corporation is in the early stages of evaluating the significance and other effects of adoption on the consolidated Financial Statements and related disclosures.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments are intended to reduce diversity in practice. The guidance clarifies the classification of various business activities as financing, operating or investing activity. The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Corporation anticipates there will be no adjustments to the Consolidated Statements of Cash Flows as a result of the clarifications provided in the ASU.

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-18, Statement of Cash flows-Restricted Cash (Topic 230). The amendments in this Update clarify the inclusion of restricted cash, see Note 2 – Restricted Cash Balances, in the cash and cash equivalents beginning-of-period and end-of period reconciliation on the consolidated statement of cash flows. For public business entities that are SEC filers, such as the Corporation, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Because this amendment primarily impacts the presentation and classification of information, the Corporation does not expect this ASU to have an impact on the Corporation's consolidated financial statements and results of operations. The Corporation is currently in the process of implementing this ASU for the first quarter of 2018.

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

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). This ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) are recorded. Effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Corporation is currently assessing and considering what effects early adoption may have on its consolidated financial statements and related disclosures.

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

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the Consolidated Balance Sheets when they are funded.

Reclassifications

Certain amounts previously reported have been reclassified, when necessary, to conform with presentations used in the 2017 consolidated financial statements. Such reclassifications have no effect on the Corporation’s net income.

NOTE 2 — RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2017 and 2016, was $1,402,000 and $1,495,000, respectively, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset daily cash management activities and specific charges for services. At December 31, 2017 and 2016, the amount of this balance was $815,000 and $779,000, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 3 — INVESTMENT SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as “Available-For-Sale” or “Held-to-Maturity” were as follows at December 31, 2017 and 2016:

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017:	Cost	Gains	Losses	Value
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	82,825	210	(1,175)	81,860
Other	22,409	132	(308)	22,233
Obligations of state and political subdivisions	211,743	4,690	(911)	215,522
Corporate debt securities	29,645	90	(764)	28,971
Marketable equity securities	740	892	—	1,632
Total	$347,362	$6,014	$(3,158)	$350,218

Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Available-for-Sale Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016:	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,008	$2	$—	$1,010
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	112,155	83	(1,331)	110,907
Other	21,399	82	(511)	20,970
Obligations of state and political subdivisions	211,154	2,776	(2,796)	211,134
Corporate debt securities	35,178	4	(1,206)	33,976
Marketable equity securities	810	830	—	1,640
Total	$381,704	$3,777	$(5,844)	$379,637

	Held-to-Maturity Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016:	Cost	Gains	Losses	Value
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$4	$—	$—	$4
Total	$4	$—	$—	$4

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

Securities Available-for-Sale with an aggregate fair value of $290,104,000 at December 31, 2017 and $320,319,000 at December 31, 2016, and securities Held-to-Maturity with an aggregate book value of $0 at December 31, 2017 and $4,000 at December 31, 2016, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, debtor in possession funds and FHLB advances aggregating $224,659,000 at December 31, 2017 and $221,818,000 at December 31, 2016.

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
1 year or less	$1,547	$1,549	$ ―	$	―
Over 1 year through 5 years	37,048	37,098	―		―
Over 5 years through 10 years	103,609	103,369	―		―
Over 10 years	121,593	124,710	―		―
Mortgage-backed securities	82,825	81,860	—		—
Marketable equity securities	740	1,632	―		―
	$347,362	$350,218	$—		$—

There were no aggregate investments with a single issuer (excluding the U.S. Government and its political subdivisions and agencies) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2017. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt and equity securities during 2017, 2016 and 2015 were $81,807,000, $76,759,000 and $111,799,000, respectively. Gross gains realized on these sales were $1,024,000, $1,907,000 and $2,186,000, respectively. Gross losses on these sales were $86,000, $143,000 and $55,000, respectively. Impairment losses realized on Available-for-Sale equity securities were $0, $0 and $14,000, respectively.

There were no proceeds from sales of investments in Held-to-Maturity debt and equity securities during 2017, 2016 and 2015. Therefore, there were no gains or losses realized during these periods.

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. As of June 30, 2015, we recognized other than temporary impairment on one equity security that was trading below cost basis. We have written down the value of the shares based upon market indications. In management’s opinion, the equity securities reflect a more accurate valuation of the shares after the impairment charge. Based on the factors described above, management did not consider any additional securities to be other-than-temporarily impaired at December 31, 2017 and 2016.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s investments, aggregated by investment category, that individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2017 and 2016:

December 31, 2017

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	30,555	(300)	33,943	(875)	64,498	(1,175)
Other	2,905	(4)	7,179	(304)	10,084	(308)
Obligations of state and political subdivisions	36,149	(329)	22,566	(582)	58,715	(911)
Corporate debt securities	6,746	(24)	15,174	(740)	21,920	(764)
Marketable equity securities	―	―	―	―	―	―
	$76,355	$(657)	$78,862	$(2,501)	$155,217	$(3,158)

December 31, 2016

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	89,444	(1,216)	8,783	(115)	98,227	(1,331)
Other	10,340	(500)	1,741	(11)	12,081	(511)
Obligations of state and political subdivisions	95,481	(2,796)	—	—	95,481	(2,796)
Corporate debt securities	21,656	(749)	10,298	(457)	31,954	(1,206)
Marketable equity securities	―	―	―	―	―	―
	$216,921	$(5,261)	$20,822	$(583)	$237,743	$(5,844)

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The marketable equity securities consist of stocks in other bank holding companies. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 51 securities with a one year or less unrealized loss position or any of their 47 securities with a greater than one year unrealized loss position as of December 31, 2017, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the classes of the loan portfolio summarized by risk rating as of December 31, 2017 and 2016:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	2017	2016	2017	2016
Grade:
1-6 Pass	$97,832	$78,319	$276,682	$243,023
7 Special Mention	10	4,425	1,514	6,224
8 Substandard	1,334	684	12,210	13,817
9 Doubtful	—	—	―	—
Add (deduct): Unearned discount and	—	—	―	—
Net deferred loan fees and costs	161	145	564	455
Total loans	$99,337	$83,573	$290,970	$263,519

	Residential Real Estate
	Including Home Equity		Consumer Loans
	2017	2016	2017	2016
Grade:
1-6 Pass	$161,405	$165,862	$5,997	$6,073
7 Special Mention	124	1,664	52	71
8 Substandard	1,444	1,523	24	9
9 Doubtful	—	—	―	—
Add (deduct): Unearned discount and	(1)	(6)	—	—
Net deferred loan fees and costs	(47)	(8)	92	102
Total loans	$162,925	$169,035	$6,165	$6,255

	Total Loans
	2017	2016
Grade:
1-6 Pass	$541,916	$493,277
7 Special Mention	1,700	12,384
8 Substandard	15,012	16,033
9 Doubtful	—	—
Add (deduct): Unearned discount and	(1)	(6)
Net deferred loan fees and costs	770	694
Total loans	$559,397	$522,382

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $40,926,000 and $2,315,000 at December 31, 2017 and $36,289,000 and $2,780,000 at December 31, 2016. Loans held for sale amounted to $834,000 at December 31, 2017 and $100,000 at December 31, 2016.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The activity in the allowance for loan losses, by loan class, is summarized below for the years indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
2017
Allowance for Loan Losses:
Beginning balance	$836	$4,421	$1,777	$95	$228	$7,357
Charge-offs	—	(189)	(62)	(82)	—	(333)
Recoveries	74	103	9	10	—	196
Provision	39	(268)	(68)	88	476	267
Ending Balance	$949	$4,067	$1,656	$111	$704	$7,487
Ending balance: individually evaluated for impairment	$—	$305	$22	$—	$—	$327
Ending balance: collectively evaluated for impairment	$949	$3,762	$1,634	$111	$704	$7,160

Loans Receivable:
Ending Balance	$99,337	$290,970	$162,925	$6,165	$—	$559,397
Ending balance: individually evaluated for impairment	$1,203	$11,673	$1,050	$—	$—	$13,926
Ending balance: collectively evaluated for impairment	$98,134	$279,297	$161,875	$6,165	$—	$545,471

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
2016
Allowance for Loan Losses:
Beginning balance	$725	$3,983	$1,777	$96	$158	$6,739
Charge-offs	(195)	(1,200)	(61)	(38)	—	(1,494)
Recoveries	9	—	12	8	—	29
Provision	297	1,638	49	29	70	2,083
Ending Balance	$836	$4,421	$1,777	$95	$228	$7,357
Ending balance: individually evaluated for impairment	$—	$200	$19	$—	$—	$219
Ending balance: collectively evaluated for impairment	$836	$4,221	$1,758	$95	$228	$7,138

Loans Receivable:
Ending Balance	$83,573	$263,519	$169,035	$6,255	$—	$522,382
Ending balance: individually evaluated for impairment	$416	$12,873	$1,008	$—	$—	$14,297
Ending balance: collectively evaluated for impairment	$83,157	$250,646	$168,027	$6,255	$—	$508,085

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
2015
Allowance for Loan Losses:
Beginning balance	$542	$3,176	$1,928		$107		$637	$6,390
Charge-offs	(2)	(1,759)	(210)		(45)		―	(2,016)
Recoveries	22	59	1		6		―	88
Provision	163	2,507	58		28		(479)	2,277
Ending Balance	$725	$3,983	$1,777		$96		$158	$6,739
Ending balance: individually evaluated for impairment	$ ―	$309	$31	$	―	$	―	$340
Ending balance: collectively evaluated for impairment	$725	$3,674	$1,746		$96		$158	$6,399

Loans Receivable:
Ending Balance	$85,074	$259,018	$166,628		$5,890	$	―	$516,610
Ending balance: individually evaluated for impairment	$399	$12,057	$911	$	―	$	―	$13,367
Ending balance: collectively evaluated for impairment	$84,675	$246,961	$165,717		$5,890	$	―	$503,243

Of the $1,071,000 in foreclosed assets held for resale at December 31, 2017, $15,000 was secured by residential real estate, $50,000 was secured by land, and $1,006,000 was secured by commercial real estate. All foreclosed assets were held as the result of obtaining physical possession. Of the $1,273,000 in foreclosed assets held for resale at December 31, 2016, $50,000 was secured by residential real estate, $50,000 was secured by land, and $1,173,000 was secured by commercial real estate. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $485,000 at December 31, 2017 and $649,000 at December 31, 2016. These balances were not included in foreclosed assets held for resale at December 31, 2017 and 2016.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding recorded investment of loans categorized as TDRs as of December 31, 2017 and December 31, 2016 was $9,109,000 and $11,629,000, respectively. The decrease in TDRs at December 31, 2017 as compared to December 31, 2016 is attributable to large principal payments and pay-downs made on existing TDRs net against smaller loans modified as TDRs during the year ended December 31, 2017. As of December 31, 2017 and 2016, there were $0 and $2,000, respectively in unfunded commitments on TDRs.

For the year ended December 31, 2017, four loans with a combined post modification balance of $1,170,000 were classified as TDRs, as compared to the years ended December 31, 2016 and 2015 when nine loans with a combined post modification balance of $2,402,000 and eight loans with a combined post modification balance of $8,767,000, respectively, were classified as TDRs. The loan modifications for the year ended December 31, 2017 consisted of one term modification beyond the original stated term and three payment modifications. The loan modifications for the year ended December 31, 2016 consisted of six term modifications beyond the original stated term and three payment modifications. The loan modifications for the year ended December 31, 2015 consisted of five term modifications beyond the original stated term, and three payment modifications.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

During the year ended December 31, 2017, four existing TDRs experienced subsequent modifications. Two existing Commercial and Industrial TDRs to the owner of a greenhouse were subsequently modified during the year ended December 31, 2017; one TDR in the amount of $309,000 was subsequently modified during the second quarter of 2017 to extend the maturity date of the loan and change payments to interest-only with all other accrued interest and principal due in full at maturity, and one TDR in the amount of $70,000 was subsequently modified during the fourth quarter of 2017 to defer the contractually-due annual principal payment to the existing maturity date of October 2018, while requiring receipt of the 2017 annual interest payment. Both TDRs retain their original classification as “payment” modifications as of December 31, 2017. An existing Commercial Real Estate TDR to a travel agency in the amount of $38,000 was subsequently modified during the second quarter of 2017 to allow interest only payments through April 2018, after which time the regular principal and interest payments will commence. The TDR retains its original classification as a “payment” modification as of December 31, 2017. An existing Commercial Real Estate TDR to a developer of a residential sub-division in the amount of $1,664,000 was subsequently modified during the fourth quarter of 2017 to extend the maturity date to October 2020, reset the interest rate from a floating rate to a fixed rate, commence regular principal and interest payments, and take additional real estate collateral. The TDR retains its original classification as a “term” modification as of December 31, 2017.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)
	December 31,	December 31,	December 31,
	2017	2016	2015
Non-accrual TDRs	$273	$267	$477
Accruing TDRs	8,836	11,362	10,619
Total	$9,109	$11,629	$11,096

At December 31, 2017, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $340,000 and one Residential Real Estate loan classified as a TDR with a recorded investment of $60,000 were not in compliance with the terms of their restructure, compared to December 31, 2016 when ten Commercial Real Estate loans classified as TDRs with a combined recorded investment of $810,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $15,000 were not in compliance with the terms of their restructure and December 31, 2015 when two Commercial Real Estate loans classified as TDRs with a combined recorded investment of $249,000 were not in compliance with the terms of their restructure.

During the twelve months ended December 31, 2017, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults, as compared to the same periods in 2016 and 2015 when one Commercial and Industrial loan in the amount of $15,000 and one Commercial Real Estate loan in the amount of $49,000, both modified as TDRs within the twelve months preceding December 31, 2016 and four Commercial Real Estate loans totaling $4,382,000 that were modified as TDRs within the twelve months preceding December 31, 2015 had experienced payment defaults. The significant increase in defaulted TDRs at December 31, 2015 as compared to December 31, 2016 is largely due to one loan to a student housing holding company with a balance of $4,204,000 at December 31, 2015, which was modified as a TDR during the first quarter of 2015 and experienced its subsequent default during the second quarter of 2015.

The following table presents information regarding the loan modifications categorized as TDRs during the years ended December 31, 2017, 2016, and 2015:

(Dollars in thousands)
	Year Ended December 31, 2017
		Pre-Modification	Post-Modification	Year-End
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$38	$38	$36
Commercial Real Estate	2	1,064	1,072	1,069
Residential Real Estate	1	32	60	60
Total	4	$1,134	$1,170	$1,165

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

(Dollars in thousands)
	Year Ended December 31, 2016
		Pre-Modification	Post-Modification	Year-End
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	4	$86	$86	$21
Commercial Real Estate	5	2,316	2,316	2,001
Residential Real Estate	—	—	—	—
Total	9	$2,402	$2,402	$2,022

(Dollars in thousands)
	Year Ended December 31, 2015
		Pre-Modification	Post-Modification	Year-End
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$23	$23	$20
Commercial Real Estate	7	8,612	8,744	8,727
Residential Real Estate	—	—	—	—
Total	8	$8,635	$8,767	$8,747

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the years ended December 31, 2017, 2016, and 2015 with the total number of each type of modification performed.

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	—	1	1	―	3	1	4
Commercial Real Estate	―	1	1	2	—	3	2	5
Residential Real Estate	―	―	1	1	―	―	—	—
Total	―	1	3	4	—	6	3	9

	Year Ended December 31, 2015
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	―	1	—	1
Commercial Real Estate	—	4	3	7
Residential Real Estate	―	―	—	—
Total	—	5	3	8

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended December 31, 2017 and 2016.

(Dollars in thousands)	December 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,203	$1,203	$—	$416	$416	$—
Commercial Real Estate	9,199	11,383	—	11,905	14,352	—
Residential Real Estate	878	1,024	—	584	745	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	2,474	3,889	305	968	2,383	200
Residential Real Estate	172	172	22	424	424	19
Total	$13,926	$17,671	$327	$14,297	$18,320	$219

Total consists of:
Commercial and Industrial	$1,203	$1,203	$—	$416	$416	$—
Commercial Real Estate	$11,673	$15,272	$305	$12,873	$16,735	$200
Residential Real Estate	$1,050	$1,196	$22	$1,008	$1,169	$19

At December 31, 2017 and 2016, $9,109,000 and $11,629,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $2,000 and $0, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the years ended December 31, 2017, 2016 and 2015.

(Dollars in thousands)
	For the Year Ended		For the Year Ended		For the Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,032	$25	$435	$17	$404	$16
Commercial Real Estate	11,140	485	11,434	528	5,971	280
Residential Real Estate	789	7	426	7	421	3
Consumer	—	—	—	—	2	―

With an allowance recorded:
Commercial and Industrial	—	—	—	—	―	―
Commercial Real Estate	1,630	4	968	—	3,377	267
Residential Real Estate	215	—	427	—	443	―
Consumer	—	—	—	—	―	―
Total	$14,806	$521	$13,690	$552	$10,618	$566

Total consists of:
Commercial and Industrial	$1,032	$25	$435	$17	$404	$16
Commercial Real Estate	$12,770	$489	$12,402	$528	$9,348	$547
Residential Real Estate	$1,004	$7	$853	$7	$864	$3
Consumer	$—	$—	$—	$—	$2	$ ―

Of the $521,000, $552,000 and $566,000 in interest income recognized on impaired loans for the years ended December 31, 2017, 2016 and 2015, respectively, $20,000, $13,000 and $53,000 was recognized with respect to non-accrual loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of December 31, 2017 and 2016 were as follows:

(Dollars in thousands)
	December 31,	December 31,
	2017	2016
Commercial and Industrial	$798	$—
Commercial Real Estate	3,302	1,927
Residential Real Estate	990	1,008
Total non-accrual loans	5,090	2,935
Foreclosed assets held for resale	1,071	1,273
Loans past-due 90 days or more and still accruing interest	70	34
Total non-performing assets	$6,231	$4,242

If interest on non-accrual loans had been accrued at original contract rates, interest income would have increased by $328,000 in 2017, $293,000 in 2016, and $230,000 in 2015.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following tables present the classes of the loan portfolio summarized by the past-due status at December 31, 2017 and 2016:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
December 31, 2017:
Commercial and Industrial	$68	$42	$—	$110	$99,227	$99,337	$—
Commercial Real Estate	603	201	2,606	3,410	287,560	290,970	50
Residential Real Estate	1,952	484	584	3,020	159,905	162,925	20
Consumer	21	2	—	23	6,142	6,165	—
Total	$2,644	$729	$3,190	$6,563	$552,834	$559,397	$70

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
December 31, 2016:
Commercial and Industrial	$130	$—	$—	$130	$83,443	$83,573	$—
Commercial Real Estate	1,019	273	1,927	3,219	260,300	263,519	—
Residential Real Estate	1,750	542	1,020	3,312	165,723	169,035	34
Consumer	28	8	—	36	6,219	6,255	—
Total	$2,927	$823	$2,947	$6,697	$515,685	$522,382	$34

At December 31, 2017 and 2016, commitments to lend additional funds with respect to impaired loans consisted of three irrevocable letters of credit totaling $1,268,000. One irrevocable letter of credit in the amount of $1,249,000 was associated with a loan to a developer of a residential sub-division. Two irrevocable letters of credit totaling $19,000 were associated with a loan to a non-profit community recreation facility.

NOTE 5 — MORTGAGE SERVICING RIGHTS

The mortgage loans sold and serviced for others are not included in the Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $100,179,000 and $99,294,000 at December 31, 2017 and 2016, respectively. The balances of amortized capitalized mortgage servicing rights, included in other assets were $379,000 at December 31, 2017 and $431,000 at December 31, 2016. The amount of servicing income earned was $246,000, $245,000, and $239,000 at December 31, 2017, 2016, and 2015, respectively. Amortization recognized in relation to mortgage servicing rights was $135,000, $136,000, and $132,000 at December 31, 2017, 2016, and 2015, respectively. Both income and amortization are included in service charges and fees on the Consolidated Statements of Income.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following summarizes mortgage servicing rights capitalized and amortized for the years 2017, 2016 and 2015:

(Dollars in thousands)
	2017	2016	2015
Balance, January 1	$431	$493	$481
Servicing asset additions	83	74	144
Amortization	(135)	(136)	(132)
Balance, December 31	$379	$431	$493

NOTE 6 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2017 and 2016 is as follows:

(Dollars in thousands)	Estimated Useful
	Life (in years)	2017	2016
Land	N/A	$3,744	$3,180
Buildings	5-40	20,562	19,519
Leasehold improvements	3-20	147	294
Equipment	3-25	8,331	8,237
		32,784	31,230
Less: Accumulated depreciation		12,161	11,993
Total		$20,623	$19,237

Depreciation amounted to $1,197,000 for 2017, $1,264,000 for 2016 and $1,271,000 for 2015.

The banking subsidiary previously leased land and a bank building in Stroudsburg, Pennsylvania, under a lease that expired in the fourth quarter of 2017. At the time of lease expiration, the land and bank building were purchased for a total cost of $2,384,000.

Included in buildings above is the bank building previously held under capital lease with a cost of $948,000 at December 31, 2016, and accumulated amortization of $904,000 at December 31, 2016. Amortization of the bank building previously held under the capital lease was $43,000 for the year ended December 31, 2017, $47,000 for the year ended December 31, 2016 and $47,000 for the year ended December 31, 2015.

NOTE 7 — CORE DEPOSIT INTANGIBLES

Core deposit intangibles were comprised of the following at December 31, 2017 and 2016:

(Dollars in thousands)	Gross		Accumulated
	Carrying Amount		Amortization
	2017	2016	2017	2016

Core deposit intangibles	$2,218	$2,218	$2,218	$2,218

Amortization expense of the core deposit intangibles was $0, $0 and $122,000 for each the years ended December 31, 2017, 2016 and 2015, respectively. As of June 30, 2015, the core deposit intangible was fully amortized.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 8 — DEPOSITS

Major classifications of deposits at December 31, 2017 and 2016 consisted of:

(Dollars in thousands)
	2017	2016
Non-interest bearing demand	$121,415	$110,314
Interest bearing demand	265,379	242,731
Savings	183,724	179,616
Time certificates of deposits less than $250,000	171,556	164,515
Time certificates of deposits $250,000 or greater	34,933	27,663
Other time	1,139	1,143
Total deposits	$778,146	$725,982

The following is a schedule reflecting classification and remaining maturities of time deposits at December 31, 2017:

(Dollars in thousands)

Year Ending
2018	$82,892
2019	55,678
2020	32,769
2021	14,788
2022	19,106
Thereafter	2,395
$207,628

At December 31, 2017, the largest two depositors had aggregate deposits of approximately $138,245,000 as follows:

School district	$122,077,000
School district	16,168,000
Total	$138,245,000

NOTE 9 — SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and Federal Home Loan Bank (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted-average interest rates at and for the years ended December 31, 2017 and 2016 are as follows:

(Dollars in thousands)
	2017		2016
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	1.82%	$—	1.10%
Securities sold under agreements to repurchase	22,844	0.41%	18,490	0.26%
Federal Discount Window	—	1.71%	—	1.10%
Federal Home Loan Bank	3,452	1.16%	50,800	0.59%
	$26,296	0.97%	$69,290	0.48%

At December 31, 2017, the maximum borrowing capacity of federal funds purchased and the Federal Discount Window was $15,000,000 and $5,971,000, respectively. Please refer to Note 10 ― Long-Term Borrowings for the Corporation’s maximum borrowing capacity at FHLB.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2017 and 2016.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
December 31, 2017
Repurchase agreements (a)	$22,844	$ ―	$22,844	$(22,844)	$ ―	$	―

December 31, 2016
Repurchase agreements (a)	$18,490	$ ―	$18,490	$(18,490)	$ ―	$	―

(a) As of December 31, 2017 and 2016, the fair value of securities pledged in connection with repurchase agreements was $26,023,000 and $25,298,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of December 31, 2017.

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight					Greater
	and	Up to		30 -90		than
	Continuous	30 days		Days		90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$22,844	$	―	$	―	$ ―	$22,844
Total	$22,844	$	―	$	―	$ ―	$22,844

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 10 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB. During the fourth quarter of 2017, the Bank purchased the Stroudsburg branch building which was previously under a long-term capital lease. After this purchase, the long-term capital lease balance was $0 as of December 31, 2017 as compared to $116,000 as of December 31, 2016.

Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The qualifying assets are real estate mortgages and certain investment securities.

A schedule of long-term borrowings by maturity as of December 31, 2017 and 2016 follows:

(Dollars in thousands)
	2017	2016
Due 2017, 1.07%	$—	$10,000
Due 2018, 1.27% to 4.86%	23,000	23,000
Due 2019, 1.79% to 2.11%	20,000	20,000
Due 2020, 1.62% to 1.95%	10,000	10,000
Due 2021, 1.42% to 1.58%	10,000	10,000
Due 2028, 5.14%	2,000	2,000
	$65,000	$75,000

The Corporation’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, FHLB may declare all indebtedness of the Corporation immediately due. In addition, FHLB shall not be required to fund advances under any outstanding commitments. At December 31, 2017, the Corporation’s maximum borrowing capacity at FHLB, which takes into account FHLB long-term notes and FHLB short-term borrowings, was $299,115,000.

NOTE 11 — INCOME TAXES

The current and deferred components of the income tax expense consisted of the following:

(Dollars in thousands)
	2017	2016	2015
Federal
Current	$1,309	$2,135	$1,688
Deferred	146	(290)	283
Income tax expense	$1,455	$1,845	$1,971

The following is a reconciliation between the income tax expense and the amount of income taxes which would have been provided at the statutory rate of 34%:

(Dollars in thousands)	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$3,435	34.0%	$3,848	34.0%	$3,789	34.0%
Tax-exempt income	(1,897)	(18.8)	(1,555)	(13.7)	(1,374)	(12.3)
Low-income housing credits	(323)	(3.2)	(230)	(2.0)	(230)	(2.1)
Bank owned life insurance income	(216)	(2.1)	(377)	(3.3)	(226)	(2.0)
Effect of tax rate change	379	3.8	—	—	—	—
Other	77	0.7	159	1.3	12	0.1
Income tax expense and rate	$1,455	14.4%	$1,845	16.3%	$1,971	17.7%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The components of the net deferred tax asset at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)
	2017	2016
Deferred Tax Assets:
Allowance for loan losses	$1,572	$2,501
Provision for unfunded commitments	24	69
Deferred compensation	316	515
Contributions	8	16
Leases	66	168
Limited partnership investments	57	70
Alternative minimum tax credits	379	163
Net unrealized investment securities losses	—	648
Impairment loss on investment securities	4	6
Writedowns on OREO properties	5	—
Capital and net operating loss carry forwards	25	20
Total	2,456	4,176
Deferred Tax Liabilities:
Net unrealized investment securities gains	670	—
Loan fees and costs	162	236
Accumulated depreciation	332	689
Accretion	77	121
Mortgage servicing rights	38	58
Intangibles	241	312
Total	1,520	1,416
Net Deferred Tax Asset	$936	$2,760

A valuation allowance for deferred tax assets was recorded at December 31, 2017 and 2016 in the amount of $16,000. The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2017 and 2016, the Corporation had state net operating loss carryforwards of $320,000 and $297,000, respectively, which are available to offset future state taxable income, and expire at various dates through 2037.

In 2017, the Corporation recognized a reduction in the carrying value of the net deferred tax asset of $379,000 as a result of the December 2017 enactment of a reduction in the federal corporate income tax rate to 21% effective January 1, 2018, from the 34% marginal tax rate in effect throughout 2017 and 2016. In 2017, the Corporation recognized a reduction in the carrying value of the net deferred tax asset of $379,000 as a result of the December 2017 enactment of a reduction in the federal corporate income tax rate to 21% effective January 1, 2018, from the 34% marginal tax rate in effect throughout 2017 and 2016. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Cuts and Jobs Act’s enactment date for companies to complete the accounting under ASC 740, Income Taxes. The Corporation’s financial results reflect the income tax effects of the Tax Cuts and Jobs Act for which the accounting under ASC Topic 740 is complete.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2017.

The Corporation did not have any uncertain tax positions at December 31, 2017 and 2016.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2014.

NOTE 12 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees.  Effective January 1, 2014, the plan became a Safe Harbor Plan.  Under the savings feature, the Corporation makes safe harbor matching contributions of 100% of the first 3% of compensation an employee contributes to the Plan and 50% of the next 2% of compensation an employee contributes to the Plan.  The safe harbor matching contributions amounted to $274,000, $264,000 and $281,000 in 2017, 2016 and 2015, respectively.  Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $215,000, $346,000 and $297,000 in 2017, 2016 and 2015, respectively.

The Bank also has non-qualified deferred compensation agreements with two of its officers and five retired officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank’s accrued liability for these deferred compensation agreements, reported in other liabilities on the consolidated balance sheets, as of December 31, 2017 and 2016, was $1,464,000 and $1,474,000, respectively. The related expense for these agreements, reported in salaries and employee benefits on the consolidated statements of income, amounted to $117,000, $117,000 and $82,000 in 2017, 2016 and 2015, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Corporation’s banking subsidiary currently leases three branch banking facilities and one parcel of land under operating leases. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $155,000, $154,000 and $153,000, respectively. Minimum rental payments required under these operating leases are: 2018 - $134,000, 2019 - $110,000, 2020 - $59,000, 2021 - $59,000, 2022 - $68,000 and thereafter $2,462,000.

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

NOTE 14 — RELATED PARTY TRANSACTIONS

Certain directors and executive officers of First Keystone Corporation and its subsidiary and companies in which they are principal owners (i.e., at least 10% ownership) were indebted to the Corporation at December 31, 2017 and 2016. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans, comprised of directors and executive officers and their related companies consists of the following:

(Dollars in thousands)
	2017	2016
Balance at January 1	$2,159	$3,678
Additions	15,574	701
Deductions	(6,736)	(2,220)
Balance at December 31	$10,997	$2,159

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The summary of activity on the related party loans on page 85 represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2017 and 2016, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $6,214,000 and $7,907,000 respectively, on the above loans.

Deposits from certain officers and directors and/or their related companies held by the Bank amounted to $15,180,000 and $9,005,000 at December 31, 2017 and 2016, respectively.

NOTE 15 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2017, $8,627,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2017 and 2016, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum total risk-based, tier I risk-based, common equity tier 1 risk-based and tier I leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Dollars in thousands)					Minimum		To Be Well
					Capital		Capitalized
			For Capital		Adequacy		Under Prompt
			Adequacy		with Capital		Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)	$93,566	14.21%	$52,676	8.00%	$60,907	9.25%	$65,845	10.00%
Tier I Capital (to Risk-Weighted Assets)	$85,963	13.06%	$39,507	6.00%	$47,738	7.25%	$52,676	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Asserts)	$85,963	13.06%	$29,630	4.50%	$37,861	5.75%	$42,800	6.50%
Tier I Capital (to Average Assets)	$85,963	8.84%	$38,901	4.00%	$38,901	4.00%	$48,626	5.00%

(Dollars in thousands)					Minimum		To Be Well
					Capital		Capitalized
			For Capital		Adequacy		Under Prompt
			Adequacy		with Capital		Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital (to Risk-Weighted Assets)	$91,371	14.24%	$51,344	8.00%	$55,355	8.625%	$64,180	10.00%
Tier I Capital (to Risk-Weighted Assets)	$83,812	13.06%	$38,508	6.00%	$42,519	6.625%	$51,344	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Asserts)	$83,812	13.06%	$28,881	4.50%	$32,894	5.125%	$41,717	6.50%
Tier I Capital (to Average Assets)	$83,812	8.67%	$38,669	4.00%	$38,669	4.000%	$48,336	5.00%

The capital conservation buffer phase-in began January 1, 2016. The capital conservation buffer increased from 0.625% in 2016 to 1.250% in 2017.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2017 and 2016 were as follows:

(Dollars in thousands)
	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$90,373	$84,519
Financial standby letters of credit	$450	$453
Performance standby letters of credit	$2,901	$5,341

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At December 31, 2017, the Corporation had $453,895,000 in loans secured by real estate, which represented 81.1% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of December 31, 2017 and 2016, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were 46,388 in 2017, 51,246 in 2016 and 50,796 in 2015. Remaining shares authorized in the plan were 17,420 as of December 31, 2017.

Shares of First Keystone common stock are purchased for the plan either in the open market by an independent broker on behalf of the plan, directly from First Keystone as original issue shares, or through negotiated transactions. A combination of the previous methods could also occur.

NOTE 18 — STOCK COMPENSATION PLAN

On February 10, 1998, the Board of Directors adopted the 1998 Employee Stock Option Plan and initially reserved 100,000 shares of common stock for issuance under the plan for certain employees of the Bank. After adjustments for the effects of stock dividends, options exercised and options forfeited, there are no exercisable options issued and outstanding. Under the Plan, options are granted at fair market value and the time period during which any option granted may be exercised may not commence before six months or continue beyond the expiration of ten years after the option is awarded. Upon exercise of the stock options, shares of the Corporation’s stock are issued from Treasury Stock. The Plan expired in 2008, and therefore, no stock options are available for issuance.

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

Information about stock options outstanding at December 31, 2017, 2016 and 2015, is summarized as follows:

	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Balance at January 1	1,500	$16.75	1,500	$16.75	4,323	$18.28
Exercised	(1,500)	16.75	—	—	(2,037)	18.37
Forfeited/Expired	—	—	—	—	(786)	20.95
Balance at December 31	—	—	1,500	$16.75	1,500	$16.75

Exercisable at December 31	—	—	1,500	$16.75	1,500	$16.75

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Under the terms of the Plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2006.

The total intrinsic value of the options exercised during the years ended December 31, 2017, 2016 and 2015 was $18,000, $0, and $16,000, respectively. Cash received from stock options exercised for the years ended December 31, 2017, 2016 and 2015 was $25,000, $0, and $37,000, respectively.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Financial Assets Measured at Fair Value on a Recurring Basis

At December 31, 2017 and 2016, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
December 31, 2017
Available-for-Sale Securities:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	81,860	—	81,860
Other	—	22,233	—	22,233
Obligations of state and political subdivisions	—	215,522	—	215,522
Corporate debt securities	—	28,971	—	28,971
Marketable equity securities	1,632	—	—	1,632
Total	$1,632	$348,586	$—	$350,218

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
December 31, 2016
Available-for-Sale Securities:
U.S. Treasury securities	$—	$1,010	$—	$1,010
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	110,907	—	110,907
Other	—	20,970	—	20,970
Obligations of state and political subdivisions	—	211,134	—	211,134
Corporate debt securities	—	33,976	—	33,976
Marketable equity securities	1,640	—	—	1,640
Total	$1,640	$377,997	$—	$379,637

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for investments. There were no transfers between Level 1 and Level 2 during 2017 and 2016.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2017 and 2016, impaired loans measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2017
Impaired loans:
Commercial Real Estate	$—	$—	$5,498	$5,498
Residential Real Estate	—	—	254	254
Total impaired loans	$—	$—	$5,752	$5,752

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2016
Impaired loans:
Commercial Real Estate	$—	$—	$4,763	$4,763
Residential Real Estate	—	—	524	524
Total impaired loans	$—	$—	$5,287	$5,287

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2017 and 2016, foreclosed assets held for resale measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2017
Other foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$81	$81
Residential Real Estate	—	—	13	13
Total foreclosed assets held for resale	$—	$—	$94	$94

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2016
Other foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$248	$248
Residential Real Estate	—	—	—	—
Total foreclosed assets held for resale	$—	$—	$248	$248

The Bank’s foreclosed asset valuation procedure requires an appraisal, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases in which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2017 and 2016.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
December 31, 2017	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans	$2,495	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(7%) – (65%)	(15%)
Impaired loans	$3,257	Discounted cash flow	Discount rate	(7%) –(8%)	(7%)
Foreclosed assets held for sale	$94	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(35%) – (37%)	(36%)

December 31, 2016
Impaired loans	$2,119	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (79%)	(21%)
Impaired loans	$3,168	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)
Foreclosed assets held for sale	$248	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(23%) – (37%)	(32%)

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2017
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$7,913	$7,913	$—	$—	$7,913
Interest-bearing deposits in other banks	826	—	826	—	826
Time deposits with other banks	1,482	—	1,482	—	1,482
Investment securities available-for-sale	350,218	1,632	348,586	—	350,218
Investment securities held-to-maturity	—	—	—	—	—
Restricted investment in bank stocks	4,058	—	4,058	—	4,058
Net loans	551,910	—	—	550,696	550,696
Mortgage servicing rights	379	—	—	379	379
Accrued interest receivable	4,237	—	4,237	—	4,237

FINANCIAL LIABILITIES:
Deposits	778,146	—	776,817	—	776,817
Short-term borrowings	26,296	—	26,296	—	26,296
Long-term borrowings	65,000	—	65,336	—	65,336
Accrued interest payable	490	—	490	—	490

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2016
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,338	$8,338	$—	$—	$8,338
Interest-bearing deposits in other banks	790	—	790	—	790
Time deposits with other banks	1,482	—	1,482	—	1,482
Investment securities available-for-sale	379,637	1,640	377,997	—	379,637
Investment securities held-to-maturity	4	—	4	—	4
Restricted investment in bank stocks	5,477	—	5,477	—	5,477
Net loans	515,025	—	—	504,206	504,206
Mortgage servicing rights	431	—	—	431	431
Accrued interest receivable	3,917	—	3,917	—	3,917

FINANCIAL LIABILITIES:
Deposits	725,982	—	725,473	—	725,473
Short-term borrowings	69,290	—	69,290	—	69,290
Long-term borrowings	75,116	—	75,718	—	75,718
Accrued interest payable	427	—	427	—	427

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2017 and December 31, 2016:

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

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings accounts and money market accounts, is equal to the amount payable on demand at December 31, 2017 and 2016.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 20 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS
(Dollars in thousands)	December 31,
	2017	2016
ASSETS
Cash	$8,984	$7,660
Investment in banking subsidiary	106,647	101,033
Investment securities available-for-sale	1,632	1,640
Prepaid expenses and other assets	30	12
TOTAL ASSETS	$117,293	$110,345

LIABILITIES
Advances from banking subsidiary	$325	$109
Accrued expenses and other liabilities	249	551
TOTAL LIABILITIES	574	660

STOCKHOLDERS’ EQUITY
Common stock	11,902	11,809
Surplus	36,193	35,047
Retained earnings	72,507	70,004
Accumulated other comprehensive income (loss)	1,826	(1,419)
Treasury stock, at cost	(5,709)	(5,756)
TOTAL STOCKHOLDERS’ EQUITY	116,719	109,685

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,293	$110,345

STATEMENTS OF INCOME
(Dollars in thousands)	Years Ended December 31,
	2017	2016	2015
INCOME
Dividends from subsidiary bank	$6,102	$6,102	$6,102
Net investment securities gains	74	368	―
Other income	73	84	79
TOTAL INCOME	6,249	6,554	6,181

OPERATING EXPENSES	117	110	133
	6,132	6,444	6,048
INCOME TAX (BENEFIT) EXPENSE	(110)	101	(33)
	6,242	6,343	6,081
EQUITY IN UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY	2,406	3,129	3,091

NET INCOME	$8,648	$9,472	$9,172

FIRST KEYSTONE CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
	Years Ended December 31,
	2017	2016	2015
Net Income	$8,648	$9,472	$9,172

Other comprehensive income (loss):
Unrealized net holding gains (losses) on available-for-sale investment securities arising during the period, net of income taxes of $55, $156 and $(19), respectively	81	229	(29)

Less reclassification adjustment for net gains included in net income, net of income taxes of $(30), $(149) and $0, respectively	(44)	(219)	―

Less reclassification adjustment for impairment charges on equity securities included in net income, net of income taxes of $0, $5 and $0, respectively	—	—	9

Equity in other comprehensive income (loss) of banking subsidiary	3,208	(3,464)	(2,275)

Total other comprehensive income (loss)	3,245	(3,454)	(2,295)
Total Comprehensive Income (Loss)	$11,893	$6,018	$6,877

STATEMENTS OF CASH FLOWS
(Dollars in thousands)	Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$8,648	$9,472	$9,172
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of investment securities	(74)	(368)	―
Impairment charges on equity securities	—	—	14
Deferred income tax (benefit) expense	(110)	15	63
Equity in undistributed earnings of banking subsidiary	(2,406)	(3,129)	(3,091)
(Increase) decrease in prepaid/accrued expenses and other assets/liabilities	(235)	1,267	(1,095)
Increase (decrease) in advances from banking subsidiary	216	(1,126)	1,017
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,039	6,131	6,080

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	144	752	―
NET CASH PROVIDED BY INVESTING ACTIVITIES	144	752	―

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,261	1,319	1,252
Proceeds from exercise of stock options	25	—	37
Dividends paid	(6,145)	(6,090)	(6,035)
NET CASH USED IN FINANCING ACTIVITIES	(4,859)	(4,771)	(4,746)

INCREASE IN CASH AND CASH EQUIVALENTS	1,324	2,112	1,334
CASH AND CASH EQUIVALENTS, BEGINNING	7,660	5,548	4,214
CASH AND CASH EQUIVALENTS, ENDING	$8,984	$7,660	$5,548

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

First Keystone Corporation

Berwick, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited First Keystone Corporation and its Subsidiary (the “Corporation’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 15, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Harrisburg, Pennsylvania
March 16, 2018

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2017.

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

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2017, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017. This report can be found in Item 8 of this Form 10-K.

Item 9A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, stated that management’s review of the Corporation’s internal control over financial reporting identified certain deficiencies which, in the aggregate, constituted a material weakness at December 31, 2016, and described the Corporation’s remediation plan to address such deficiencies. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Corporation’s remediation efforts included enhancements to the review of specific reserves on impaired loans to ensure a review is being performed at an appropriate level of precision to include expanded validation of inputs and assumptions to source documents and ensuring clerical accuracy. During the quarter ended March 31, 2017, the Corporation commenced the remediation efforts described in Item 9A of the fiscal 2016 Annual Report on Form 10-K and such efforts continued through the quarter ended December 31, 2017. As indicated above, after completing its assessment of the Corporation’s internal control over financial reporting as of December 31, 2017, management concluded that the Corporation had remediated the previously identified weakness.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	—	$—	―

Equity compensation plans not approved by shareholders	―	―	―

Total	—	$—	―

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Reports of Independent Registered Public Accounting Firm

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

None.

     3. Exhibits

     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated August 27, 2013).

21	List of Subsidiaries of the Issuer, filed with this annual report on Form 10-K.**

23.1	Consent of BDO USA, LLP.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

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

FIRST KEYSTONE CORPORATION

/s/ Matthew P. Prosseda
Matthew P. Prosseda
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 16, 2018
John E. Arndt, Vice Chairman/Director	Date

/s/ Don E. Bower	March 16, 2018
Don E. Bower, Director	Date

/s/ Robert A. Bull	March 16, 2018
Robert A. Bull, Chairman/Director	Date

/s/ Robert E. Bull	March 16, 2018
Robert E. Bull, Director	Date

/s/ Joseph B. Conahan, Jr.	March 16, 2018
Joseph B. Conahan, Jr., Director	Date

/s/ Jerome F. Fabian	March 16, 2018
Jerome F. Fabian, Director	Date

/s/ John G. Gerlach	March 16, 2018
John G. Gerlach, Director	Date

/s/ Nancy J. Marr	March 16, 2018
Nancy J. Marr, Director	Date

/s/ Matthew P. Prosseda	March 16, 2018
Matthew P. Prosseda, President/	Date
Chief Executive Officer/Director

/s/ Diane C.A. Rosler	March 16, 2018
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 16, 2018
David R. Saracino, Secretary/Director	Date

