Form 10-Q
period 2018-03-31
FIRST KEYSTONE CORP
filed 2018-05-09
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Common Stock, $2 Par Value, 5,731,624 shares as of May 4, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$8,973	$7,913
Interest-bearing deposits in other banks	1,328	826
Total cash and cash equivalents	10,301	8,739
Time deposits with other banks	1,482	1,482
Debt securities available-for-sale	342,093	348,586
Marketable equity securities	1,599	1,632
Restricted investment in bank stocks	5,445	4,058
Loans	573,244	559,397
Allowance for loan losses	(7,379)	(7,487)
Net loans	565,865	551,910
Premises and equipment, net	20,389	20,623
Accrued interest receivable	3,852	4,237
Cash surrender value of bank owned life insurance	22,497	22,354
Investments in low-income housing partnerships	2,371	2,626
Goodwill	19,133	19,133
Foreclosed assets held for resale	1,115	1,071
Deferred income taxes	2,138	936
Other assets	3,150	2,734
TOTAL ASSETS	$1,001,430	$990,121

LIABILITIES
Deposits:
Non-interest bearing	$131,282	$121,415
Interest bearing	617,564	656,731
Total deposits	748,846	778,146
Short-term borrowings	80,791	26,296
Long-term borrowings	55,000	65,000
Accrued interest payable	549	490
Other liabilities	3,816	3,470
TOTAL LIABILITIES	889,002	873,402

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of March 31, 2018 and December 31, 2017; issued 0 as of March 31, 2018 and December 31, 2017	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of March 31, 2018 and December 31, 2017; issued 5,950,951 as of March 31, 2018 and December 31, 2017; outstanding 5,719,339 as of March 31, 2018 and December 31, 2017	11,902	11,902
Surplus	36,193	36,193
Retained earnings	73,013	72,507
Accumulated other comprehensive (loss) income	(2,971)	1,826
Treasury stock, at cost, 231,612 shares as of March 31, 2018 and December 31, 2017	(5,709)	(5,709)
TOTAL STOCKHOLDERS’ EQUITY	112,428	116,719
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,001,430	$990,121

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

(Dollars in thousands, except per share data)

	2018	2017
Interest and fees on loans	$5,945	$5,512
Interest and dividend income on securities:
Taxable	1,040	1,142
Tax-exempt	1,199	1,147
Dividends	11	11
Dividend income on restricted investment in bank stocks	68	77
Interest on interest-bearing deposits in other banks	8	8
Total interest income	8,271	7,897

INTEREST EXPENSE
Interest on deposits	1,272	901
Interest on short-term borrowings	174	136
Interest on long-term borrowings	335	382
Total interest expense	1,781	1,419
Net interest income	6,490	6,478
Provision for loan losses	50	83
Net interest income after provision for loan losses	6,440	6,395

NON-INTEREST INCOME
Trust department	235	238
Service charges and fees	457	436
Bank owned life insurance income	143	158
ATM fees and debit card income	357	327
Gains on sales of mortgage loans	29	36
Net securities (losses) gains	(17)	303
Other	55	40
Total non-interest income	1,259	1,538

NON-INTEREST EXPENSE
Salaries and employee benefits	3,036	2,742
Occupancy, net	472	487
Furniture and equipment	140	139
Computer expense	253	246
Professional services	223	238
Pennsylvania shares tax	199	206
FDIC insurance	81	80
ATM and debit card fees	175	137
Data processing fees	267	227
Foreclosed assets held for resale expense	68	26
Advertising	81	78
Other	900	657
Total non-interest expense	5,895	5,263
Income before income tax expense	1,804	2,670
Income tax expense	27	384
NET INCOME	$1,777	$2,286

PER SHARE DATA
Net income per share:
Basic	$0.31	$0.40
Diluted	0.31	0.40
Dividends per share	0.27	0.27

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

(Dollars in thousands)

	2018	2017
Net Income	$1,777	$2,286

Other comprehensive income:
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(1,199) and $534, respectively	(4,510)	1,035

Less reclassification adjustment for net gains included in net income, net of income taxes of $(3) and $(103), respectively (a) (b)	(13)	(200)

Total other comprehensive (loss) income	(4,523)	835

Total Comprehensive (Loss) Income	$(2,746)	$3,121

(a) Gross amounts are included in net securities (losses) gains on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity

Balance at January 1, 2018	5,950,951	$11,902	$36,193	$72,507	$1,826	$(5,709)	$116,719
Net Income				1,777			1,777
Other comprehensive loss, net of taxes					(4,523)		(4,523)
Impact of adoption of accounting standards[1]				274	(274)		—
Dividends - $0.27 per share				(1,545)			(1,545)
Balance at March 31, 2018	5,950,951	$11,902	$36,193	$73,013	$(2,971)	$(5,709)	$112,428

Balance at January 1, 2017	5,904,563	$11,809	$35,047	$70,004	$(1,419)	$(5,756)	$109,685
Net Income				2,286			2,286
Other comprehensive income, net of taxes					835		835
Issuance of common stock under dividend reinvestment plan	11,781	24	277				301
Dividends - $0.27 per share				(1,532)			(1,532)
Balance at March 31, 2017	5,916,344	$11,833	$35,324	$70,758	$(584)	$(5,756)	$111,575

1Represents the impact of adopting Accounting Standard Update (“ASU”) 2018-02 and ASU 2016-01. See Note 2 to the consolidated financial statements for more information.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

(Dollars in thousands)

	2018	2017
OPERATING ACTIVITIES
Net income	$1,777	$2,286
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	83
Depreciation and amortization	267	283
Net premium amortization on securities	901	1,186
Gains on sales of mortgage loans	(29)	(36)
Proceeds from sales of mortgage loans originated for resale	1,794	1,216
Originations of mortgage loans originated for resale	(1,642)	(1,637)
Net securities losses (gains)	17	(303)
Losses on sales of foreclosed real estate held for resale, including write-downs	31	—
Decrease in accrued interest receivable	385	30
Earnings on investment in bank owned life insurance	(143)	(158)
Increase in other assets	(416)	(469)
Amortization of investment in real estate ventures	255	40
Increase in accrued interest payable	59	28
Increase (decrease) increase in other liabilities	36	(502)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,342	2,047
INVESTING ACTIVITIES
Proceeds from sales of debt securities available-for-sale	14,038	24,491
Proceeds from maturities and redemptions of debt securities available-for-sale	4,999	4,601
Purchases of debt securities available-for-sale	(19,154)	(38,662)
Proceeds from maturities and redemptions of investment securities held-to-maturity	—	1
Net change in restricted investment in bank stocks	(1,387)	(465)
Net increase in loans	(14,197)	(2,123)
Purchases of premises and equipment	(35)	(26)
Purchase of investment in real estate venture	—	(167)
Proceeds from sales of foreclosed assets held for resale	15	152
NET CASH USED IN INVESTING ACTIVITIES	(15,721)	(12,198)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(29,300)	6,604
Net increase in short-term borrowings	54,495	5,635
Repayment of long-term borrowings	(10,000)	(31)
Common stock issued	—	301
Dividends paid	(1,254)	(1,532)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,941	10,977
INCREASE IN CASH AND CASH EQUIVALENTS	1,562	826
CASH AND CASH EQUIVALENTS, BEGINNING	8,739	9,128
CASH AND CASH EQUIVALENTS, ENDING	$10,301	$9,954
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,722	$1,391
Income taxes paid	—	650
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchased securities settling after quarter end	—	4,478
Loans transferred to foreclosed assets held for resale	90	15

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2018, are not necessarily indicative of the results for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

For comparative purposes, certain 2017 balances have been reclassified to conform to the 2018 presentation. Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Recently adopted ASUs:

On January 1, 2018, the Corporation adopted ASU 2014-09, Revenue from Contracts with Customers, and all subsequent amendments to the ASU (collectively “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Corporation’s revenue comes from interest income, including loans and securities, which are outside the scope of ASC 606. The Corporation’s services that fall within the scope of ASC 606 are presented within other income on the consolidated statements of income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit related fees and service charges, interchange fees and surcharges, and income from wealth management activities. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

On January 1, 2018, the Corporation adopted ASU 2016-01, Financial Instruments-Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the guidance on the classification and measurement of financial instruments. Adoption of ASU 2016-01 resulted in: (1) separate classification of marketable equity securities previously included in investment securities available-for-sale on the consolidated balance sheets, (2) changes in the fair value of the equity securities being captured in the consolidated statements of income and (3) an increase in retained earnings and corresponding decrease in accumulated other comprehensive loss of $634,000 at January 1, 2018 for the after-tax impact of the change in accounting for the unrealized gain on the equity securities. Adoption of the standard also resulted in the use of an exit price to determine the fair value of financial instruments not measured at fair value in the consolidated balance sheets. For more information about fair value disclosures, refer to Note 8, “Fair Value Measurements”.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15 – Statement of Cash Flows (topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU No. 2016-15 addresses eight cash flow issues with specific guidance on how certain cash receipts and cash payments should be presented on the statement of cash flows. ASU No. 2016-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU No. 2016-15 had no material effect on the Corporation’s cash flows.

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-18, Statement of Cash flows-Restricted Cash (Topic 230). The amendments in this Update clarify the inclusion of restricted cash in the cash and cash equivalents beginning-of-period and end-of period reconciliation on the consolidated statement of cash flows. For public business entities that are SEC filers, such as the Corporation, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The implementation of this ASU in 2018 had no material effect on the Corporation’s consolidated financial position or results of operations.

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all entities that offer employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The ASU is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The adoption of this update had no material impact on the Corporation’s consolidated financial position or results of operations.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). This ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) are recorded. Effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Corporation elected to early adopt this standard update, effective January 1, 2018. Adoption resulted in a reclassification between retained earnings and accumulated other comprehensive loss of $360,000 at January 1, 2018, which is included in the consolidated statements of changes in stockholders’ equity.

Pending ASUs:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  For public business entities, ASU No. 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted. The Corporation is currently assessing the effect that ASU No. 2016-02 will have on its results of operations, financial position and cash flows as it applies to the Corporation’s three leased properties.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. While the Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact of the new standard will have on the Corporation’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as: forming an internal committee, gathering pertinent data, consulting with outside professionals, and begun evaluating its current IT systems.

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

NOTE 3 — SECURITIES

The Corporation classifies its securities as either “Held-to-Maturity” or “Available-for-Sale” at the time of purchase. Securities are accounted for on a trade date basis. Debt securities are classified as Held-to-Maturity when the Corporation has the ability and positive intent to hold the securities to maturity. Securities classified as Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity.

Debt securities not classified as Held-to-Maturity are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. Management’s decision to sell Available-for-Sale securities is based on changes in economic conditions, controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. Equity securities without readily determinable fair values are recorded at cost less impairment, if any.

The cost of debt securities classified as Held-to-Maturity or Available-for-Sale is adjusted for amortization of premiums and accretion of discounts to expected maturity. Such amortization and accretion, as well as interest and dividends, are included in interest and dividend income from investment securities. Realized gains and losses are included in net securities gains and losses. The cost of securities sold, redeemed or matured is based on the specific identification method.

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “Available-For-Sale” were as follows at March 31, 2018 and December 31, 2017:

(Dollars in thousands)

	Debt Securities Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2018:
U.S. Treasury securities	$2,823	$—	$(4)	$2,819
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	83,540	161	(1,715)	81,986
Other	21,341	80	(488)	20,933
Obligations of state and political subdivisions	203,561	1,803	(2,436)	202,928
Asset backed securities	5,025	—	—	5,025
Corporate debt securities	29,564	—	(1,162)	28,402
Total	$345,854	$2,044	$(5,805)	$342,093

(Dollars in thousands)

	Debt Securities Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	82,825	210	(1,175)	81,860
Other	22,409	132	(308)	22,233
Obligations of state and political subdivisions	211,743	4,690	(911)	215,522
Asset backed securities	—	—	—	—
Corporate debt securities	29,645	90	(764)	28,971
Total	$346,622	$5,122	$(3,158)	$348,586

Securities Available-for-Sale with an aggregate fair value of $251,462,000 at March 31, 2018 and $290,104,000 at December 31, 2017, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, debtor in possession funds and the Federal Discount Window aggregating $188,312,000 at March 31, 2018 and $224,659,000 at December 31, 2017.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at March 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)

	March 31, 2018
	Debt Securities Available-For-Sale
		U.S. Government	Obligations
		Corporations &	of State	Asset	Corporate
	U.S. Treasury	Agencies	& Political	Backed	Debt
	Securities	Obligations[1]	Subdivisions[2]	Securities	Securities
Within 1 Year:
Amortized cost	$—	$ ―	$2,343	$—	$529
Fair value	—	―	2,356	—	529
Weighted average yield	—	―	3.29%	—	2.66%

1 - 5 Years:
Amortized cost	2,823	16,907	25,009	—	12,429
Fair value	2,819	16,389	24,865	—	12,211
Weighted average yield	2.21%	2.03%	2.72%	—	2.77%

5 - 10 Years:
Amortized cost	―	31,064	67,301	5,025	16,606
Fair value	―	29,800	66,716	5,025	15,662
Weighted average yield	―	2.09%	3.23%	4.32%	2.75%

After 10 Years:
Amortized cost	―	56,910	108,908	—	—
Fair value	―	56,730	108,991	—	—
Weighted average yield	―	2.56%	3.75%	—	—

Total:
Amortized cost	$2,823	$104,881	$203,561	$5,025	$29,564
Fair value	2,819	102,919	202,928	5,025	28,402
Weighted average yield	2.21%	2.34%	3.45%	4.32%	2.76%

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 21% tax rate.

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at March 31, 2018. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt securities for the first quarter of 2018 and 2017 were $14,038,000 and $24,491,000, respectively. Gross gains realized on these sales were $50,000 and $341,000, respectively. Gross losses realized on these sales were $34,000 and $38,000, respectively. There were no impairment losses realized on Available-for-Sale debt securities during the first quarter of 2018 or 2017.

At March 31, 2018 and December 31, 2017, the Corporation had $1,599,000 and $1,632,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains net of tax of $634,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2018:

(Dollars in thousands)

Three months ended
March 31, 2018
Net gains and (losses) recognized during the period on equity securities	$(33)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(33)

There were no proceeds from sales of investments in Held-to-Maturity debt securities during the first quarter of 2018 or 2017. Therefore, there were no gains or losses realized during these periods.

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

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at March 31, 2018 or December 31, 2017.

In accordance with disclosures required by FASB ASC 320-10-50, Investments – Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of March 31, 2018 and December 31, 2017:

March 31, 2018

(Dollars in thousands)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Debt Securities Available-for-Sale:
U.S. Treasury securities	$2,819	$(4)	$ ―	$ ―	$2,819	$(4)
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	31,668	(489)	34,194	(1,226)	65,862	(1,715)
Other	2,823	(10)	7,006	(478)	9,829	(488)
Obligations of state and political subdivisions	84,238	(1,142)	26,264	(1,294)	110,502	(2,436)
Corporate debt securities	6,832	(87)	19,570	(1,075)	26,402	(1,162)
	$128,380	$(1,732)	$87,034	$(4,073)	$215,414	$(5,805)

December 31, 2017

(Dollars in thousands)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	30,555	(300)	33,943	(875)	64,498	(1,175)
Other	2,905	(4)	7,179	(304)	10,084	(308)
Obligations of state and political subdivisions	36,149	(329)	22,566	(582)	58,715	(911)
Corporate debt securities	6,746	(24)	15,174	(740)	21,920	(764)
	$76,355	$(657)	$78,862	$(2,501)	$155,217	$(3,158)

The Corporation invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 100 debt securities with a less than one year unrealized loss position, or any of their 58 debt securities with a one year or greater unrealized loss position as of March 31, 2018, represent an other-than-temporary impairment, as the unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $708,000 and $834,000 at March 31, 2018 and December 31, 2017, respectively.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, the amount of the reserve for unfunded lending commitments was $170,000 and $116,000, respectively.

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

Risk Grade 7 − SPECIAL MENTION (Non-Pass Category)

Generally, these loans are currently protected, but are “potentially weak.” They constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard.

Assets in this category are protected but have potential weakness which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date. No loss of principal or interest is envisioned; however, they constitute an undue credit risk that may be minor but is unwarranted in light of the circumstances surrounding a specific asset. Risk is increasing beyond that at which the loan originally would have been granted. Historically, cash flows are inconsistent; financial trends show some deterioration. Liquidity and leverage are above industry averages. Financial information could be incomplete or inadequate. A Special Mention asset has potential weaknesses that deserve management’s close attention.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)

	Commercial and
	Industrial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Grade:
1-6 Pass	$105,794	$97,832	$276,671	$276,682
7 Special Mention	10	10	9,892	1,514
8 Substandard	1,221	1,334	11,759	12,210
9 Doubtful	—	—	—	―
Add (deduct): Unearned discount and	—	—	—	―
Net deferred loan fees and costs	150	161	613	564
Total loans	$107,175	$99,337	$298,935	$290,970

	Residential Real Estate
	Including Home Equity		Consumer Loans
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Grade:
1-6 Pass	$160,215	$161,405	$5,302	$5,997
7 Special Mention	123	124	50	52
8 Substandard	1,385	1,444	23	24
9 Doubtful	—	—	—	―
Add (deduct): Unearned discount and	(1)	(1)	—	—
Net deferred loan fees and costs	(49)	(47)	86	92
Total loans	$161,673	$162,925	$5,461	$6,165

	Total Loans
	March 31,	December 31,
	2018	2017
Grade:
1-6 Pass	$547,982	$541,916
7 Special Mention	10,075	1,700
8 Substandard	14,388	15,012
9 Doubtful	—	—
Add (deduct): Unearned discount and	(1)	(1)
Net deferred loan fees and costs	800	770
Total loans	$573,244	$559,397

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $42,128,000 and $2,278,000 at March 31, 2018 and $40,926,000 and $2,315,000 at December 31, 2017. Loans held for sale amounted to $708,000 at March 31, 2018 and $834,000 at December 31, 2017.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

(Dollars in thousands)

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the three month period ended March 31, 2018:
Allowance for Loan Losses:
Beginning balance	$949	$4,067	$1,656		$111		$704	$7,487
Charge-offs	—	(117)	(29)		(13)		—	(159)
Recoveries	1	—	—		—		—	1
Provision	67	578	45		(3)		(637)	50
Ending Balance	$1,017	$4,528	$1,672		$95		$67	$7,379
Ending balance: individually evaluated for impairment	$ ―	$625	$20	$	―	$	―	$645
Ending balance: collectively evaluated for impairment	$1,017	$3,903	$1,652		$95		$67	$6,734

Loans Receivable:
Ending Balance	$107,175	$298,935	$161,673		$5,461	$	―	$573,244
Ending balance: individually evaluated for impairment	$1,188	$11,611	$994	$	―	$	―	$13,793
Ending balance: collectively evaluated for impairment	$105,987	$287,324	$160,679		$5,461	$	―	$559,451

(Dollars in thousands)

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the three month period ended March 31, 2017:
Allowance for Loan Losses:
Beginning balance	$836	$4,421	$1,777		$95		$228	$7,357
Charge-offs	—	(9)	(19)		(22)		—	(50)
Recoveries	67	—	—		4		—	71
Provision	(28)	45	(9)		18		57	83
Ending Balance	$875	$4,457	$1,749		$95		$285	$7,461
Ending balance: individually evaluated for impairment	$ ―	$241	$19	$	―	$	―	$260
Ending balance: collectively evaluated for impairment	$875	$4,216	$1,730		$95		$285	$7,201

Loans Receivable:
Ending Balance	$89,336	$262,651	$166,982		$6,020	$	―	$524,989
Ending balance: individually evaluated for impairment	$1,250	$13,062	$1,169	$	―	$	―	$15,481
Ending balance: collectively evaluated for impairment	$88,086	$249,589	$165,813		$6,020	$	―	$509,508

(Dollars in thousands)

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2017
Allowance for Loan Losses:
Beginning balance	$836	$4,421	$1,777	$95	$228	$7,357
Charge-offs	—	(189)	(62)	(82)	—	(333)
Recoveries	74	103	9	10	—	196
Provision	39	(268)	(68)	88	476	267
Ending Balance	$949	$4,067	$1,656	$111	$704	$7,487
Ending balance: individually evaluated for impairment	$—	$305	$22	$—	$—	$327
Ending balance: collectively evaluated for impairment	$949	$3,762	$1,634	$111	$704	$7,160

Loans Receivable:
Ending Balance	$99,337	$290,970	$162,925	$6,165	$—	$559,397
Ending balance: individually evaluated for impairment	$1,203	$11,673	$1,050	$—	$—	$13,926
Ending balance: collectively evaluated for impairment	$98,134	$279,297	$161,875	$6,165	$—	$545,471

Of the $1,115,000 in foreclosed assets held for resale at March 31, 2018, $209,000 was represented by residential real estate, $50,000 was represented by land, and $856,000 was represented by commercial real estate. Of the $1,071,000 in foreclosed assets held for resale at December 31, 2017, $15,000 was represented by residential real estate, $50,000 was represented by land, and $1,006,000 was represented by commercial real estate. At March 31, 2018 and December 31, 2017, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $516,000 at March 31, 2018 and $485,000 at December 31, 2017. These balances were not included in foreclosed assets held for resale at March 31, 2018 or December 31, 2017.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding recorded investment of TDRs as of March 31, 2018 and December 31, 2017 was $9,063,000 and $9,109,000, respectively. The decrease in TDRs at March 31, 2018 as compared to December 31, 2017 is attributable to principal payments, paydowns, and charge-offs made on existing TDRs net against smaller loans modified as TDRs during the three months ended March 31, 2018. There were no unfunded commitments on TDRs at March 31, 2018 and December 31, 2017.

During the three months ended March 31, 2018, three loans with a combined post modification balance of $164,000 were modified as TDRs as compared to the same period in 2017, when two loans with a combined post modification balance of $110,000 were classified as TDRs. The loan modifications for the three months ended March 31, 2018 consisted of one term modification and two payment modifications. The loan modifications for the three months ended March 31 2017 consisted of two payment modifications.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)

	March 31,	December 31,
	2018	2017
Non-accrual TDRs	$160	$273
Accruing TDRs	8,903	8,836
Total	$9,063	$9,109

At March 31, 2018, eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $573,000, one Commercial and Industrial loan classified as a TDR with a recorded investment of $10,000 and one Residential Real Estate loan classified as a TDR with a recorded investment of $60,000 were not in compliance with the terms of their restructure, compared to March 31, 2017 when seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $642,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $13,000 were not in compliance with the terms of their restructure.

During the three months ended March 31, 2018 and March 31, 2017, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults

The following table presents information regarding the loan modifications categorized as TDRs during the three months ended March 31, 2018 and March 31, 2017.

(Dollars in thousands)

	Three Months Ended March 31, 2018
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	—	$—	$—	$—
Commercial Real Estate	3	152	164	160
Total	3	$152	$164	$160

(Dollars in thousands)

	Three Months Ended March 31, 2017
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$38	$38	$38
Commercial Real Estate	1	72	72	72
Total	2	$110	$110	$110

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three months ended March 31, 2018 and March 31, 2017 with the total number of each type of modification performed.

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	—	—	—	—	―	—	1	1
Commercial Real Estate	—	1	2	3	―	—	1	1
Total	—	1	2	3	―	—	2	2

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended March 31, 2018 and December 31, 2017.

(Dollars in thousands)

	March 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,188	$1,188	$—	$1,203	$1,203	$—
Commercial Real Estate	9,284	11,574	—	9,199	11,383	—
Residential Real Estate	866	1,012	—	878	1,024	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	2,327	3,742	625	2,474	3,889	305
Residential Real Estate	128	128	20	172	172	22
Total	$13,793	$17,644	$645	$13,926	$17,671	$327

Total consists of:
Commercial and Industrial	$1,188	$1,188	$—	$1,203	$1,203	$—
Commercial Real Estate	$11,611	$15,316	$625	$11,673	$15,272	$305
Residential Real Estate	$994	$1,140	$20	$1,050	$1,196	$22

At March 31, 2018 and December 31, 2017, $9,063,000 and $9,109,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 and $2,000, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the three months ended March 31, 2018 and 2017.

(Dollars in thousands)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,196	$4	$833	$12
Commercial Real Estate	9,307	101	11,960	127
Residential Real Estate	873	1	632	1

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	2,327	—	985	―
Residential Real Estate	128	—	424	―
Total	$13,831	$106	$14,834	$140

Total consists of:
Commercial and Industrial	$1,196	$4	$833	$12
Commercial Real Estate	$11,634	$101	$12,945	$127
Residential Real Estate	$1,001	$1	$1,056	$1

Of the $106,000 and $140,000 in interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017, respectively, $0 and $17,000 in interest income was recognized with respect to non-accrual loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of March 31, 2018 and December 31, 2017 were as follows:

(Dollars in thousands)

	March 31,	December 31,
	2018	2017
Commercial and Industrial	$787	$798
Commercial Real Estate	3,168	3,302
Residential Real Estate	935	990
Total non-accrual loans	4,890	5,090
Foreclosed assets held for resale	1,115	1,071
Loans past-due 90 days or more and still accruing interest	18	70
Total non-performing assets	$6,023	$6,231

The following tables present the classes of the loan portfolio summarized by past-due status at March 31, 2018 and December 31, 2017:

(Dollars in thousands)

							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
March 31, 2018:
Commercial and Industrial	$10	$34	$—	$44	$107,131	$107,175	$—
Commercial Real Estate	592	921	2,555	4,068	294,867	298,935	—
Residential Real Estate	1,646	635	534	2,815	158,858	161,673	18
Consumer	1	3	—	4	5,457	5,461	—
Total	$2,249	$1,593	$3,089	$6,931	$566,313	$573,244	$18

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

At March 31, 2018, commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit totaling $1,249,000 that was associated with a loan to a developer of a residential sub-division compared to December 31, 2017 when commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit in the amount of $1,249,000 associated with a loan to a developer of a residential sub-division and two irrevocable letters of credit totaling $19,000 that were associated with a loan to non-profit community recreation facility.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)

		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
March 31, 2018
Repurchase agreements (a)	$14,714	$ ―	$14,714	$(14,714)	$ ―	$	―

December 31, 2017
Repurchase agreements (a)	$22,844	$ ―	$22,844	$(22,844)	$ ―	$	―

(a) As of March 31, 2018 and December 31, 2017, the fair value of securities pledged in connection with repurchase agreements was $24,020,000 and $26,023,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2018:

(Dollars in thousands)

	Remaining Contractual Maturity of the Agreements
	Overnight					Greater
	and	Up to		30 -90		than
	Continuous	30 days		Days		90 Days	Total
March 31, 2018:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$14,714	$	―	$	―	$ ―	$14,714
Total	$14,714	$	―	$	―	$ ―	$14,714
25

Long-Term Borrowings

Long-term borrowings are comprised of advances from FHLB. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The principal assets are real estate mortgages and certain investment securities.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at March 31, 2018 and December 31, 2017, were as follows:

(Dollars in thousands)

	March 31, 2018	December 31, 2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$119,274	$90,373
Financial standby letters of credit	$430	$450
Performance standby letters of credit	$2,952	$2,901

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At March 31, 2018, the Corporation had $460,608,000 in loans secured by real estate, which represented 80.4% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of March 31, 2018 and December 31, 2017, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At March 31, 2018 and December 31, 2017, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1		Level 2	Level 3		Total
March 31, 2018
Debt Securities Available-for-Sale:
U.S. Treasury securities	$	―	$2,819	$	―	$2,819
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed		―	81,986		—	81,986
Other		―	20,933		—	20,933
Obligations of state and political subdivisions		―	202,928		—	202,928
Asset backed securities		—	5,025		—	5,025
Corporate debt securities		―	28,402		―	28,402
Total debt securities available-for-sale		—	342,093		—	342,093
Marketable equity securities		1,599	—		―	1,599
Total recurring fair value measurements		$1,599	$342,093	$	―	$343,692

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
December 31, 2017
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	81,860	—	81,860
Other	—	22,233	—	22,233
Obligations of state and political subdivisions	—	215,522	—	215,522
Asset backed securities	—	—	—	—
Corporate debt securities	—	28,971	—	28,971
Total debt securities available-for-sale	—	348,586	—	348,586
Marketable equity securities	1,632	—	—	1,632
Total recurring fair value measurements	$1,632	$348,586	$—	$350,218

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2018 or 2017.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2018 and December 31, 2017, impaired loans measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at March 31, 2018
Impaired loans:
Commercial Real Estate	$	―	$	―	$4,903	$4,903
Residential Real Estate		―		―	212	212
Total impaired loans	$	―	$	―	$5,115	$5,115

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2017
Impaired loans:
Commercial Real Estate	$—	$—	$5,498	$5,498
Residential Real Estate	—	—	254	254
Total impaired loans	$—	$—	$5,752	$5,752

The Bank’s impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For impaired loans less than $250,000 upon classification and annually at year end, the Bank completes a Certificate of Inspection, which includes an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the impaired loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2018 and 2017.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2018 and December 31, 2017, foreclosed assets held for resale measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at March 31, 2018
Foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$856	$856
Residential Real Estate		—		—	209	209
Total foreclosed assets held for resale	$	―	$	―	$1,065	$1,065

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2017
Other foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$81	$81
Residential Real Estate	—	—	13	13
Total foreclosed assets held for resale	$—	$—	$94	$94

The Bank’s foreclosed asset valuation procedure requires an appraisal, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2018 and 2017.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value					Weighted
	Estimate	Valuation Technique	Unobservable Input	Range		Average
March 31, 2018
Impaired loans	$2,018	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(17%) – (67%	)	(21%	)
Impaired loans	$3,097	Discounted cash flow	Discount rate	(7%) – (7%	)	(7%	)
Foreclosed assets held for resale	$1,065	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(2%) – (35%	)	(7%	)

December 31, 2017
Impaired loans	$2,495	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(7%) – (65%	)	(15%	)
Impaired loans	$3,257	Discounted cash flow	Discount rate	(7%) – (8%	)	(7%	)
Foreclosed assets held for sale	$94	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(35%) – (37%	)	(36%	)

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)

	Carrying	Fair Value Measurements at March 31, 2018
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$8,973	$8,973	$	―	$	―	$8,973
Interest-bearing deposits in other banks	1,328	—		1,328		—	1,328
Time deposits with other banks	1,482	—		1,482		—	1,482
Debt securities available-for-sale	342,093	—		342,093		—	342,093
Marketable equity securities	1,599	1,599		—		—	1,599
Restricted investment in bank stocks	5,445	—		5,445		—	5,445
Net loans	565,865	—		—		560,037	560,037
Mortgage servicing rights	363	—		—		363	363
Accrued interest receivable	3,852	—		3,852		—	3,852

FINANCIAL LIABILITIES:
Core deposits	535,379	—		535,379		—	535,379
Time deposits	213,467	—		210,647		—	210,647
Short-term borrowings	80,791	—		80,791		—	80,791
Long-term borrowings	55,000	—		54,852		—	54,852
Accrued interest payable	549	—		549		—	549

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―		―		―	―

(Dollars in thousands)

	Carrying	Fair Value Measurements at December 31, 2017
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$7,913	$7,913	$—	$—	$7,913
Interest-bearing deposits in other banks	826	—	826	—	826
Time deposits with other banks	1,482	—	1,482	—	1,482
Debt securities available-for-sale	348,586	—	348,586	—	348,586
Marketable equity securities	1,632	1,632	—	—	1,632
Restricted investment in bank stocks	4,058	—	4,058	—	4,058
Net loans	551,910	—	—	550,696	550,696
Mortgage servicing rights	379	—	—	379	379
Accrued interest receivable	4,237	—	4,237	—	4,237

FINANCIAL LIABILITIES:
Core deposits	570,518	—	570,518	—	570,518
Time deposits	207,628	—	206,299	—	206,299
Short-term borrowings	26,296	—	26,296	—	26,296
Long-term borrowings	65,000	—	65,336	—	65,336
Accrued interest payable	490	—	490	—	490

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

NOTE 9 — REVENUE RECOGNITION

As disclosed in Note 2, as of January 1, 2018, the Corporation adopted ASU 2014-09 Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified ASC 606. The Corporation has elected to apply the ASU and all related ASUs using the modified retrospective implementation method. The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods, however, additional disclosures have been added in accordance with the ASU.

The main types of revenue contracts included in non-interest income within the consolidated statements of income are as follows:

Deposits related fees and service charges

Service charges and fees on deposits, which are included as liabilities in the consolidated balance sheets, consist of fees related to monthly fees for various retail and business checking accounts, automated teller machine (“ATM”) fees (charged for withdrawals by our deposit customers from other bank ATMs) and insufficient funds fees (“NSF”) (which are charged when customers overdraw their accounts beyond available funds). All deposit liabilities are considered to have one-day terms and therefore related fees are recognized in income at the time when the services are provided to the customers. The Corporation elected to adopt practical expedient related to incremental costs of obtaining deposit contracts. As such, any costs associated with acquiring the deposits, except for certificate of deposits (“CDs”) with maturities in excess of one year, are recognized as an expense within the non-interest expense in the consolidated statements of income when incurred as the amortization period of the deposit liabilities that otherwise would have been recognized is one year or less.

Wealth/Asset/Trust Management Fees

Wealth management services are delivered to individuals, corporations and retirement funds located primarily within our geographic markets. The Trust Department of the Corporation conducts the wealth management operations, which provides a broad range of personal and corporate fiduciary services, including the administration of estates.

Assets held in a fiduciary capacity by the Trust Department are not assets of the Corporation and, therefore, are not included in our Consolidated Financial Statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of March 31, 2018 and December 31, 2017, the fair value of trust assets under management was $114,498,000 and $111,130,000 respectively. The costs of acquiring asset management customers are incremental and recognized within the non-interest expense of the consolidated statements of income.

Interchange Fees and Surcharges

Interchange fees are related to the acceptance and settlement of debit card transactions, both point-of-sale and ATM, to cover operating costs and risks associated with the approval and settlement of the transactions. Interchange fees vary by type of transaction and each merchant sector. Net income recognized from interchange fees is included in non-interest income on the consolidated statements of income. A surcharge is assessed for use of the Corporation’s ATMs by non-customers. All interchange fees and surcharges are recognized as received on a daily basis for the prior business day’s transactions. All expenses related to the settlement of debit card transactions (both point-of-sale and ATM) are recognized on a monthly basis and included in non-interest expense on the consolidated statements of income.

NOTE 10 — EARNINGS PER SHARE

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

(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2018	2017
Net income	$1,777	$2,286
Weighted-average common shares outstanding	5,719	5,672
Basic earnings per share	$0.31	$0.40

Weighted-average common shares outstanding	5,719	5,672
Common stock equivalents due to effect of stock options	—	2
Total weighted-average common shares and equivalents	5,719	5,674
Diluted earnings per share	$0.31	$0.40

Item 2.	First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

CRITICAL ACCOUNTING ESTIMATES

The Corporation has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Corporation applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2017 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Corporation filed its Annual Report on Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS

Quarter ended March 31, 2018 compared to quarter ended March 31, 2017

First Keystone Corporation realized earnings for the first quarter of 2018 of $1,777,000, a decrease of $509,000, or 22.3% from the first quarter of 2017. The decrease in net income for the three months ended March 31, 2018 was primarily due to increases in salaries and employee benefits and interest expense on deposits and short-term borrowings, as well as a decrease in net investment securities gains.

On a per share basis, for the three months ended March 31, 2018, net income was $0.31 versus $0.40 for the same three month period of 2017. Cash dividends amounted to $0.27 per share for the three months ended March 31, 2018 and 2017.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the first quarter of 2018, interest income amounted to $8,271,000, an increase of $374,000 or 4.7% from the first quarter of 2017, while interest expense amounted to $1,781,000 in the first quarter of 2018, an increase of $362,000, or 25.5% from the first quarter of 2017. As a result, net interest income increased $12,000 or 0.2% to $6,490,000 from $6,478,000 for the same period in 2017.

The Corporation’s net interest margin for the three months ended March 31, 2018 was 3.12% compared to 3.10% for the three months ended March 31, 2017. The increase in net interest margin was a result of an increase in yield on the investment portfolio.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 2018 and March 31, 2017 was $50,000 and $83,000, respectively. The decrease in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions and other relevant factors. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $158,000 and net recoveries of $21,000 for the three months ended March 31, 2018 and 2017, respectively. See Allowance for Loan Losses on page 37 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,259,000 for the three months ended March 31, 2018, as compared to $1,538,000 for the same period in 2017, a decrease of $279,000, or 18.1%. The decrease was mainly the result of a decrease in net securities gains during the quarter. ATM fees and debit card income increased $30,000 or 9.2% to $357,000 for the three months ended March 31, 2018. Gains on sales of mortgage loans decreased $7,000 or 19.4% due to a decrease in loans originated with the intent to sell. Net gains on sales of securities decreased $320,000 to $(17,000) for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

NON-INTEREST EXPENSE

Total non-interest expense was $5,895,000 for the quarter ended March 31, 2018, as compared to $5,263,000 for the quarter ended March 31, 2017. Non-interest expense increased $632,000 or 12.0%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $3,036,000 or 51.5% of total non-interest expense for the three months ended March 31, 2018, as compared to $2,742,000 or 52.1% for the same three months of 2017. The increase was primarily due to increased costs associated with employee health care, as well as the addition of new sales positions in the commercial and residential mortgage lending areas.

Net occupancy, furniture and equipment, and computer expense amounted to $865,000 for the three months ended March 31, 2018, a decrease of $7,000 or 0.8%. Professional services decreased $15,000 or 6.3% to $223,000 as of March 31, 2018. Pennsylvania shares tax expense amounted to $199,000 for the three months ended March 31, 2018, a decrease of $7,000 or 3.4% as compared to the same three months in 2017.

FDIC insurance expense increased $1,000 or 1.3% for the three months ended March 31, 2018. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. ATM and debit card fees expense amounted to $175,000 for the three months ended March 31, 2018, an increase of $38,000 or 27.7% as compared to the same three months of 2017. The increase was due to higher electronic funds transfer fees. Data processing expenses increased $40,000 or 17.6% to $267,000 for the three months ended March 31, 2018 as compared to the same three months of 2017. The increase was a result of pricing increases and new products from our main third party data processor. Foreclosed assets held for resale expense increased $42,000 in the first quarter of 2018 as the result of one OREO property purchased and the write down of two OREO property values during the three months ended March 31, 2018. Advertising expense increased $3,000 or 3.8% during the three months ended March 31, 2018.

Other non-interest expense amounted to $900,000 for the three months ended March 31, 2018, an increase of $243,000 or 37.0% as compared to the three months ended March 31, 2017. The increase was due to an increase in amortization costs on one of the Corporation’s low income housing investment properties.

INCOME TAXES

Income tax expense amounted to $27,000 for the three months ended March 31, 2018, as compared to $384,000 for the three months ended March 31, 2017, a decrease of $357,000. The effective total income tax rate was 1.5% for the first quarter of 2018 as compared to 14.4% for the first quarter of 2017. The decrease in the effective tax rate was due to major tax reform legislation signed into law in December 2017 which reduced the Corporation’s tax rate from 34% to 21%, effective January 1, 2018. The Corporation recognized $101,000 of tax credits from low-income housing partnerships in the first quarter of 2018.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,001,430,000 as of March 31, 2018, an increase of $11,309,000 from year-end 2017. Total assets as of December 31, 2017 amounted to $990,121,000.

Total debt securities decreased $6,493,000 or 1.9% to $342,093,000 as of March 31, 2018 from December 31, 2017.

Total loans increased $13,847,000 or 2.5% to $573,244,000 as of March 31, 2018 from December 31, 2017. Loan demand grew in the three months ended March 31, 2018 as the Bank has seen an increase in loan originations, primarily in the commercial real estate and commercial and industrial portfolios.

Total deposits decreased $29,300,000 or 3.8% to $748,846,000 as of March 31, 2018 from December 31, 2017.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the first three months of 2018 by $44,495,000 to $135,791,000 from $91,296,000 as of December 31, 2017. Borrowings increased mainly due to decreased deposit balances and the need to fund growth in the loan portfolio.

Total stockholders’ equity decreased to $112,428,000 at March 31, 2018, a decrease of $4,291,000 or 3.7% from December 31, 2017 due to a decrease in accumulated other comprehensive income.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.5% at March 31, 2018 and March 31, 2017. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $573,244,000 as of March 31, 2018, up $13,847,000, or 2.5% since year-end 2017. The loan portfolio continues to be well diversified. Non-performing assets decreased since year-end 2017, and overall asset quality has remained consistent. Total non-performing assets were $6,023,000 as of March 31, 2018, a decrease of $208,000, or 3.3% from $6,231,000 reported in non-performing assets as of December 31, 2017. Total allowance for loan losses to total non-performing assets was 122.5% as of March 31, 2018 and 120.2% at December 31, 2017.

In addition to loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2017 to March 31, 2018. Available-for-sale debt securities amounted to $342,093,000 as of March 31, 2018, a decrease of $6,526,000 from year-end 2017.

Interest-bearing deposits in other banks increased as of March 31, 2018, to $1,328,000 from $826,000 at year-end 2017. Time deposits with other banks were $1,482,000 at March 31, 2018 and December 31, 2017.

LOANS

Total loans increased to $573,244,000 as of March 31, 2018 as compared to $559,397,000 as of December 31, 2017. The table on page 19 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $13,847,000 or 2.5%.

Steady demand for borrowing by businesses accounted for the 2.5% increase in the loan portfolio from December 31, 2017 to March 31, 2018. The Commercial and Industrial portfolio increased $7,838,000 to $107,175,000 as of March 31, 2018, as compared to $99,337,000 at December 31, 2017. The increase in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $9,646,000 and a $6,055,000 increase in utilization of existing Commercial and Industrial lines of credit offset by loan payoffs of $3,274,000, as well as regular principal payments and other typical fluctuations and activity in the Commercial and Industrial portfolio. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $7,965,000 to $298,935,000 at March 31, 2018, as compared to $290,970,000 at December 31, 2017. The increase was mainly the result of $15,066,000 in new loan originations, offset by $4,725,000 in loan payoffs in addition to regular principal payments and other typical amortizations in the Commercial Real Estate portfolio. Residential Real Estate loans decreased $1,252,000 to $161,673,000 at March 31, 2018, as compared to $162,925,000 at December 31, 2017. The decrease was the result of $3,753,000 in new loan originations offset by loan payoffs of $3,079,000, net loans sold of $478,000, and regular principal payments. Net loans sold in the Residential Real Estate portfolio for the quarter ended March 31, 2018 consisted of total loans sold during the quarter ended March 31, 2018 of $1,764,000, offset with loans opened and sold during the quarter ended March 31, 2018 which amounted to $1,286,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $406,110,000 at March 31, 2018. Of total loans, $298,935,000 or 52.1% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Corporation continues to monitor these portfolios.

The largest relationship is comprised of various real estate entities with a mutual owner who is a related party of the bank and began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $12,682,000 at March 31, 2018. The individual owns a diverse mix of real estate entities which specialize in construction/development projects (which include VA clinics), leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $11,682,000 in term debt and a line of credit totaling $1,000,000. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The second largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At March 31, 2018, the relationship had outstanding loan balances and unused commitments of $9,899,000. The debt is comprised of $9,844,000 in term debt and two lines of credit totaling $55,000. The loans are secured by commercial real estate, the assignment of rents and leases, and business assets.

The third largest relationship consists of a large, suburban/rural public school district that provides educational services to over 5,000 students and employs approximately 750 individuals as administrative, professional, and support staff. At March 31, 2018, the relationship had outstanding balances totaling $9,640,000 which consisted entirely of tax-free commercial term debt. The relationship is secured by business assets and the full faith, credit, and taxing power of the district.

The fourth largest relationship consists of a distributor and marketer of energy products and services including natural gas, propane, butane, and electricity. During 2017, the company undertook to partner with local banks to finance its capital needs while promoting regional economic development. At March 31, 2018, the relationship had outstanding balances of $8,888,000 which consisted entirely of unsecured term debt. The debt will be utilized for general corporate needs, including upgrades to the company’s utility distribution system that will enhance its ability to continue providing safe and reliable natural gas service.

The fifth largest relationship consists of a hotel management company that has been in operation since 1987 and successfully owns and operates seven hotels. At March 31, 2018, the relationship had outstanding balances totaling $8,431,000, which consisted entirely of term debt. The relationship is secured by commercial real estate and business assets, as well as the assignment of leases and a life insurance policy. The four loans included in this relationship were downgraded to special mention status during the three month period ended March 31, 2018 as the result of a warning letter that was received from the hotel franchisor regarding unfavorable guest satisfaction survey and brand audit results.

Each of the five relationships is headquartered in Corporation’s market area.

All of the above mentioned loans are performing as agreed. All loans are graded pass with the exception of the loans to the hotel management company. The property securing each of the loans was appraised at the time the loan was originated. Appraisals are ordered independently of the loan approval process from appraisers on an approved list. All appraisals are reviewed internally for conformity with accepted standards of the Bank.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $547,982,000 or 95.7% of gross loans are graded Pass; $10,075,000 or 1.8% are graded Special Mention; $14,388,000 or 2.5% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $24,463,000 at March 31, 2018, as compared to $16,712,000 at December 31, 2017. Commercial and Industrial non-pass grades decreased to $1,231,000 as of March 31, 2018 as compared to 1,344,000 as of December 31, 2017. Commercial Real Estate non-pass grades increased to $21,651,000 as of March 31, 2018 as compared to $13,724,000 as of December 31, 2017. The Residential Real Estate and Consumer loan non-pass grades decreased to $1,581,000 as of March 31, 2018 as compared to $1,644,000 as of December 31, 2017.

The increase in the Commercial Real Estate non-pass grade portfolio during the three months ended March 31, 2018 was mainly attributable to four loans to a hotel management company in the amount of $8,431,000 that were downgraded to Special Mention due to a warning letter that was issued by the hotel franchisor regarding unfavorable guest satisfaction survey and brand audit results. This large downgrade to non-pass grade status was offset by a $112,000 charge-off of a non-accrual purchased participation loan to a retailer of recreational vehicles that was moved to foreclosed assets held for resale during the three months ended March 31, 2018, $330,000 in regular payments and paydowns made during the three months ended March 31, 2018 on a large Substandard loan to the owner of a recreation facility, and a real estate-secured working capital line of credit to a commercial real estate developer that carried a balance of $148,000 at December 31, 2017 that was upgraded from Special Mention to pass-grade status during the three months ended March 31, 2018 to bring the risk rating of the credit facility into alignment with the risk ratings assigned to loans to a related entity and also as the result of good payment history and an acceptable loan-to-value ratio associated with the specific credit facility.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	March 31,	December 31,
	2018	2017
Commercial and Industrial	$107,175	$99,337
Commercial Real Estate	298,935	290,970
Residential Real Estate	161,673	162,925
Consumer	5,461	6,165
Total loans	$573,244	$559,397

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2018, the allowance for loan losses was $7,379,000 as compared to $7,487,000 as of December 31, 2017. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the three month periods ended March 31, 2018 and 2017. For the three month period ended March 31, 2018, net charge-offs as a percentage of average loans was 0.028% as compared to net recoveries of 0.004% of average loans for the three month period ended March 31, 2017. Net charge-offs amounted to $158,000 for the first three months of 2018 as compared to net recoveries of $21,000 for the first three months of 2017.

For the first three months of 2018, the provision for loan losses was $50,000 as compared to $83,000 for the first three months of 2017. The provision, net of charge-offs and recoveries, resulted in the quarter end Allowance for Loan Losses of $7,379,000 of which 13.8% was attributed to the Commercial and Industrial component; 61.4% attributed to the Commercial Real Estate component; 22.6% attributed to the Residential Real Estate component (primarily residential mortgages); 1.3% attributed to the Consumer component; and 0.9% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 14). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of March 31, 2018.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	March 31,	March 31,
	2018	2017
Balance at beginning of the three month period	$7,487	$7,357
Charge-offs:
Commercial and Industrial	—	—
Commercial Real Estate	117	9
Residential Real Estate	29	19
Consumer	13	22
	159	50
Recoveries:
Commercial and Industrial	1	67
Commercial Real Estate	—	―
Residential Real Estate	—	—
Consumer	—	4
	1	71

Net charge-offs (recoveries)	158	(21)
Additions charged to operations	50	83
Balance at end of the three month period	$7,379	$7,461

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.028%	(0.004)%
Allowance for loan losses to average loans outstanding during the period	1.300%	1.413%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.30% at March 31, 2018 and 1.41% at March 31, 2017.

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

Total non-performing assets amounted to $6,023,000 as of March 31, 2018 as compared to $6,231,000 as of December 31, 2017. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry in our market areas had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising, while property values in some markets have fallen. Non-accrual loans totaled $4,890,000 as of March 31, 2018 as compared to $5,090,000 as of December 31, 2017. Foreclosed assets held for resale amounted to $1,115,000 at March 31, 2018 as compared to $1,071,000 at December 31, 2017. Loans past-due 90 days or more and still accruing interest amounted to $18,000 as of March 31, 2018 as compared to $70,000 as of December 31, 2017. At March 31, 2018, loans past-due 90 days or more and still accruing interest consisted of one Residential Real Estate loan for which the borrower has filed bankruptcy and loan payments are currently being made through a trustee.

Non-performing assets to total loans was 1.1% at March 31, 2018 and December 31, 2017. Non-performing assets to total assets was 0.6% at March 31, 2018 and December 31, 2017. The allowance for loan losses to total non-performing assets was 122.5% as of March 31, 2018 as compared to 120.2% as of December 31, 2017. Additional detail can be found on page 41 in the Non-Performing Assets and Impaired Loans table and page 24 in the Non-Performing Assets table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $4,580,000 at March 31, 2018, compared to $5,043,000 at December 31, 2017.

Impaired loans were $13,793,000 at March 31, 2018 and $13,926,000 at December 31, 2017. The largest impaired loan relationship at March 31, 2018 consisted of one performing loan to a student housing holding company in the amount of $3,097,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates that was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The loan experienced a secondary modification during the third quarter of 2016 to extend the repayment term and modify the interest rate. The discounted cash flow evaluation at March 31, 2018 resulted in a specific allocation of $0. The second largest impaired loan relationship at March 31, 2018 consisted of a non-performing participation loan to a student housing holding company which was secured by commercial real estate. The Corporation’s share of the loan at March 31, 2018 was $2,318,000. The loan was downgraded to substandard and placed on non-accrual status during the third quarter of 2015 due to the borrower’s inability to reach a break-even rental income, related to the borrower’s failure to meet projected occupancy rates. One participant’s share in the amount of $1,350,000 was repurchased during the third quarter of 2017. The collateral evaluation of the total participation at March 31, 2018 carried a value of $3,044,000, after considering estimated appraisal adjustments and cost to sell of 18%, resulted in the Bank’s specific allocation of $624,000. The third largest impaired loan relationship at March 31, 2018 consisted of a substandard performing loan to a developer of a residential sub-division in the amount of $1,664,000, which was secured by commercial real estate. The contract was extended and the loan was modified as a TDR during the fourth quarter of 2015 because the weak real estate market has hindered the process of the development plans and expected sales of building lots have not materialized. The loan experienced a subsequent modification during the fourth quarter of 2017 to extend the maturity date to October 2020, reset the interest rate from a floating rate to a fixed rate, commence regular principal and interest payments, and take additional real estate collateral. The discounted cash flow evaluation at March 31, 2018 resulted in a specific allocation of $0.

The Bank estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $13,793,000 in impaired loans at March 31, 2018, none were located outside of the Corporation’s primary market area.

The outstanding recorded investment of loans categorized as TDRs was $9,063,000 as of March 31, 2018 as compared to $9,109,000 as of December 31, 2017. The decrease in TDRs at March 31, 2018 as compared to December 31, 2017 is attributable to large principal payments, paydowns, and charge-offs made on existing TDRs net against smaller loans modified as TDRs during the three months ended March 31, 2018. Of the thirty-three restructured loans at March 31, 2018, six loans are classified in the Commercial and Industrial portfolio, twenty-six loans are classified in the Commercial Real Estate portfolio and one loan is classified in the Residential Real Estate portfolio. At March 31, 2018, eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $573,000, one Commercial and Industrial loan classified as a TDR with a recorded investment of $10,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $60,000 were not in compliance with the terms of their restructure, compared to March 31, 2017 when seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $642,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $13,000 were not in compliance with the terms of their restructure. Troubled debt restructurings at March 31, 2018 consisted of sixteen term modifications beyond the original stated term, four interest rate modifications, and twelve payment modifications. At March 31, 2018, there was also one troubled debt restructuring that experienced all three types of modifications – payment, rate, and term. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of March 31, 2018 and December 31, 2017, there were $0 and $2,000, respectively in specific allocations attributable to the TDRs. There were no unused commitments attributable to TDRs at March 31, 2018 and December 31, 2017.

During the three months ended March 31, 2018 and 2017, no loans that were modified as TDRs within the preceding twelve months had experienced payment defaults.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2018 and December 31, 2017, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

(Dollars in thousands)	March 31,	December 31,
	2018	2017
Non-Performing Assets
Non-accrual loans	$4,890	$5,090
Foreclosed assets held for resale	1,115	1,071
Loans past-due 90 days or more and still accruing interest	18	70
Total non-performing assets	$6,023	$6,231

Impaired loans
Non-accrual loans	$4,890	$5,090
Accruing TDRs	8,903	8,836
Total impaired loans	13,793	13,926
Allocated allowance for loan losses	(645)	(327)
Net investment in impaired loans	$13,148	$13,599

Impaired loans with a valuation allowance	$2,455	$2,646
Impaired loans without a valuation allowance	11,338	11,280
Total impaired loans	$13,793	$13,926

Allocated valuation allowance as a percent of impaired loans	4.7%	2.3%
Impaired loans to total loans	2.4%	2.5%
Non-performing assets to total loans	1.1%	1.1%
Non-performing assets to total assets	0.6%	0.6%
Allowance for loan losses to impaired loans	53.5%	53.8%
Allowance for loan losses to total non-performing assets	122.5%	120.2%

Real estate mortgages comprise 80.4% of the loan portfolio as of March 31, 2018, as compared to 81.1% as of December 31, 2017. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits decreased $29,300,000 to $748,846,000 as of March 31, 2018 as non-interest bearing deposits increased by $9,867,000 and interest bearing deposits decreased by $39,167,000 from year-end 2017. Total deposits decreased due to the withdrawal of funds by municipal depositors through normal, seasonal fluctuations. Demand deposits, savings accounts and certificates of deposit increased from year-end 2017. Total short-term and long-term borrowings increased to $135,791,000 as of March 31, 2018, from $91,296,000 at year-end 2017, an increase of $44,495,000, or 48.7%. Total borrowings increased due to decreased deposit balances and an increase in the balance of the loan portfolio.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first three months of the year, net income less dividends paid increased capital by $232,000. Accumulated other comprehensive income (loss) derived from net unrealized gains on debt securities available-for-sale also impacts capital. At December 31, 2017 accumulated other comprehensive income was $1,826,000. Accumulated other comprehensive loss stood at $(2,971,000) at March 31, 2018, a decrease of $4,797,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first three months of 2018 at an overall net gain of $16,000. These fluctuations from net unrealized gains on debt securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of this item with the filing of the March 31, 2015 Call Report.

The Corporation held 231,612 shares of common stock as treasury stock at March 31, 2018 and December 31, 2017. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of March 31, 2018 and December 31, 2017.

Total stockholders’ equity was $112,428,000 as of March 31, 2018, and $116,719,000 as of December 31, 2017.

At March 31, 2018 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of March 31, 2018 and December 31, 2017:

			To Be Well
			Capitalized
			Under Prompt
	March 31,	December 31,	Corrective Action
	2018	2017	Regulations
Tier 1 leverage ratio (to average assets)	8.85%	8.84%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	12.84%	13.06%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.84%	13.06%	8.00%
Total risk-based capital ratio	13.96%	14.21%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of March 31, 2018, the Corporation would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

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

At March 31, 2018, the Corporation had $299,115,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $5,142,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $14,714,000 at March 31, 2018.

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

Net cash flows provided by operating activities were $3,342,000 and $2,047,000 during the three months ended March 31, 2018 and 2017, respectively. Net income amounted to $1,777,000 for the three months ended March 31, 2018 and $2,286,000 for the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, net premium amortization on investment securities amounted to $901,000 and $1,186,000, respectively. Cash proceeds (including gains) from sales of mortgage loans originated for resale exceeded net cash utilized for originations of mortgage loans originated for resale by $152,000 for the three months ended March 31, 2018 and net cash utilized for originations of mortgage loans originated for resale exceeded cash proceeds (including gains) from sales of mortgage loans originated for resale by $421,000 for the three months ended March 31, 2017. Other assets decreased $416,000 and $469,000 during the three months ended March 31, 2018 and 2017, respectively. Other liabilities increased $36,000 during the three months ended March 31, 2018 and decreased $502,000 during the three months ended March 31, 2017.

Investing activities used $15,721,000 and $12,198,000 during the three months ended March 31, 2018 and 2017, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sales, maturities, and redemptions net against purchases) used cash of $117,000 and $9,570,000 during the three months ended March 31, 2018 and 2017, respectively. Net cash used to originate loans amounted to $14,197,000 during the three months ended March 31, 2018 and $2,123,000 during the three months ended March 31, 2017.

Financing activities provided cash of $13,941,000 and $10,977,000 during the three months ended March 31, 2018 and 2017, respectively. Net deposits used cash of $29,300,000 during the three months ended March 31, 2018 and provided cash of $6,604,000 during the three months ended March 31, 2017. Short-term borrowings increased by $54,495,000 and $5,635,000 during the three months ended March 31, 2018 and 2017, respectively. Repayment of long-term borrowings used cash of $10,000,000 and $31,000 during the three months ended March 31, 2018 and 2017, respectively. Dividends paid amounted to $1,254,000 and $1,532,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at March 31, 2018.

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

The table on this page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 9.1%, 17.7% and 24.8% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 4.3% and 1.9% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 150 – 200 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the three months ended March 31, 2018, the cost of interest-bearing liabilities averaged 0.9%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 3.9%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At March 31, 2018, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with decreases of 5.7% and 22.2%, respectively. Additionally, net present value is projected to decrease 1.6%, 6.8% and 14.0% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. These scenarios presented are within the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(24.8)%
+200 bp Shock vs. Stable Rate	(17.7)%
+100 bp Shock vs. Stable Rate	(9.1)%
Flat rate
-100 bp Shock vs. Stable Rate	4.3%
-200 bp Shock vs. Stable Rate	1.9%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(14.0)%
+200 bp Shock vs. Stable Rate	(6.8)%
+100 bp Shock vs. Stable Rate	(1.6)%
Flat rate
-100 bp Shock vs. Stable Rate	(5.7)%
-200 bp Shock vs. Stable Rate	(22.2)%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2018.

b)	Changes in internal control over financial reporting. There were no other changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Although the Corporation is subject to various claims and legal actions that occur from time to time in the ordinary course of business, the Corporation is not party to any pending legal proceedings that management believes could have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1 — Jan. 31, 2018	―	―	―	120,000

Feb.1 — Feb. 28, 2018	―	―	―	120,000

March 1 — March 31, 2018	―	―	―	120,000

Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit

3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

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

FIRST KEYSTONE CORPORATION
Registrant

May 9, 2018	/s/ Elaine A. Woodland
Elaine A. Woodland
Interim President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2018	/s/ Diane C.A. Rosler
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

