Form 10-Q
period 2018-06-30
FIRST KEYSTONE CORP
filed 2018-08-08
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Common Stock, $2 Par Value, 5,742,102 shares as of August 6, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except per share data)	2018	2017
ASSETS
Cash and due from banks	$9,032	$7,913
Interest-bearing deposits in other banks	805	826
Total cash and cash equivalents	9,837	8,739
Time deposits with other banks	1,482	1,482
Debt securities available-for-sale	338,570	348,586
Marketable equity securities	1,653	1,632
Restricted investment in bank stocks	6,579	4,058
Loans	584,824	559,397
Allowance for loan losses	(6,946)	(7,487)
Net loans	577,878	551,910
Premises and equipment, net	20,266	20,623
Accrued interest receivable	4,179	4,237
Cash surrender value of bank owned life insurance	22,651	22,354
Investments in low-income housing partnerships	2,279	2,626
Goodwill	19,133	19,133
Foreclosed assets held for resale	1,076	1,071
Deferred income taxes	2,185	936
Other assets	2,829	2,734
TOTAL ASSETS	$1,010,597	$990,121
LIABILITIES
Deposits:
Non-interest bearing	$125,693	$121,415
Interest bearing	599,341	656,731
Total deposits	725,034	778,146
Short-term borrowings	113,012	26,296
Long-term borrowings	55,000	65,000
Accrued interest payable	680	490
Other liabilities	3,560	3,470
TOTAL LIABILITIES	897,286	873,402
STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of June 30, 2018 and December 31, 2017; issued 0 as of June 30, 2018 and December 31, 2017	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of June 30, 2018 and December 31, 2017; issued 5,973,714 as of June 30, 2018 and 5,950,951 as of December 31, 2017; outstanding 5,742,102 as of June 30, 2018 and 5,719,339 as of December 31, 2017	11,947	11,902
Surplus	36,757	36,193
Retained earnings	73,943	72,507
Accumulated other comprehensive (loss) income	(3,627)	1,826
Treasury stock, at cost, 231,612 shares as of June 30, 2018 and December 31, 2017	(5,709)	(5,709)
TOTAL STOCKHOLDERS’ EQUITY	113,311	116,719
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,010,597	$990,121

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$6,274	$5,544	$12,219	$11,056
Interest and dividend income on investment securities:
Taxable	1,162	1,072	2,202	2,214
Tax-exempt	1,170	1,296	2,369	2,443
Dividends	10	11	21	22
Dividend income on restricted investment in bank stocks	112	78	180	155
Interest on interest-bearing deposits in other banks	9	9	17	17
Total interest income	8,737	8,010	17,008	15,907
INTEREST EXPENSE
Interest on deposits	1,293	999	2,565	1,900
Interest on short-term borrowings	400	262	574	398
Interest on long-term borrowings	291	366	626	748
Total interest expense	1,984	1,627	3,765	3,046
Net interest income	6,753	6,383	13,243	12,861
Provision for loan losses	—	—	50	83
Net interest income after provision for loan losses	6,753	6,383	13,193	12,778
NON-INTEREST INCOME
Trust department	223	219	458	457
Service charges and fees	532	461	989	897
Bank owned life insurance income	154	160	297	318
ATM fees and debit card income	399	356	756	683
Gains on sales of mortgage loans	38	88	67	124
Net investment securities gains	54	172	37	472
Other	70	39	125	82
Total non-interest income	1,470	1,495	2,729	3,033
NON-INTEREST EXPENSE
Salaries and employee benefits	2,957	3,031	5,993	5,773
Occupancy, net	427	430	899	917
Furniture and equipment	152	137	292	276
Computer expense	240	267	493	513
Professional services	309	195	532	433
Pennsylvania shares tax	200	205	399	411
FDIC insurance	75	80	156	160
ATM and debit card fees	192	188	367	325
Data processing fees	266	263	533	486
Foreclosed assets held for resale expense	7	80	75	106
Advertising	129	184	210	262
Other	722	606	1,622	1,267
Total non-interest expense	5,676	5,666	11,571	10,929

Income before income tax expense	2,547	2,212	4,351	4,882
Income tax expense	71	293	98	677
NET INCOME	$2,476	$1,919	$4,253	$4,205
PER SHARE DATA
Net income per share:
Basic	$0.43	$0.34	$0.74	$0.74
Diluted	0.43	0.34	0.74	0.74
Dividends per share	0.27	0.27	0.54	0.54

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Months Ended
	June 30,
(Dollars in thousands)	2018	2017
Net Income	$2,476	$1,919

Other comprehensive income:
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(174) and $1,205, respectively	(656)	2,336

Less reclassification adjustment for net gains included in net income, net of income taxes of $(0) and $(58), respectively (a) (b)	—	(114)

Total other comprehensive (loss) income	(656)	2,222

Total Comprehensive Income	$1,820	$4,141

(a) Gross amounts are included in net securities gains on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

	Six Months Ended
	June 30,
(Dollars in thousands)	2018	2017
Net Income	$4,253	$4,205

Other comprehensive income:
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(1,373) and $1,740, respectively	(5,166)	3,368

Less reclassification adjustment for net gains included in net income, net of income taxes of $(3) and $(161), respectively (a) (b)	(13)	(311)

Total other comprehensive (loss) income	(5,179)	3,057

Total Comprehensive (Loss) Income	$(926)	$7,262

(a) Gross amounts are included in net securities gains on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

(Dollars in thousands, except per share data)					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity

Balance at January 1, 2018	5,950,951	$11,902	$36,193	$72,507	$1,826	$(5,709)	$116,719

Net Income				4,253			4,253
Other comprehensive loss, net of taxes					(5,179)		(5,179)
Issuance of common stock under dividend reinvestment plan	22,763	45	564				609
Impact of adoption of accounting standards[1]				274	(274)		—
Dividends - $0.54 per share				(3,091)			(3,091)
Balance at June 30, 2018	5,973,714	$11,947	$36,757	$73,943	$(3,627)	$(5,709)	$113,311

Balance at January 1, 2017	5,904,563	$11,809	$35,047	$70,004	$(1,419)	$(5,756)	$109,685

Net Income				4,205			4,205
Other comprehensive income, net of taxes					3,057		3,057
Issuance of common stock under dividend reinvestment plan	23,531	47	570				617
Dividends - $0.54 per share				(3,066)			(3,066)
Balance at June 30, 2017	5,928,094	$11,856	$35,617	$71,143	$1,638	$(5,756)	$114,498

1Represents the impact of adopting Accounting Standard Updates (“ASU”) 2018-02 and ASU 2016-01 effective January 1, 2018. See Note 2 to the consolidated financial statements for more information.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

(Dollars in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$4,253	$4,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	83
Depreciation and amortization	533	564
Net premium amortization on securities	1,742	2,417
Deferred income tax expense (benefit)	128	(43)
Gains on sales of mortgage loans	(67)	(124)
Proceeds from sales of mortgage loans originated for resale	3,722	3,950
Originations of mortgage loans originated for resale	(4,715)	(4,280)
Net securities gains	(37)	(472)
Net losses on sales of foreclosed real estate held for resale, including write-downs	23	15
Decrease (increase) in accrued interest receivable	58	(397)
Earnings on investment in bank owned life insurance	(297)	(318)
Gains on disposals of premises and equipment	(17)	—
Increase in other assets	(95)	(38)
Amortization of investment in real estate ventures	347	81
Increase in accrued interest payable	190	72
Increase (decrease) in other liabilities	89	(166)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,907	5,549

INVESTING ACTIVITIES
Proceeds from sales of debt securities available-for-sale	14,038	51,992
Proceeds from maturities and redemptions of debt securities available-for-sale	11,874	9,368
Purchases of debt securities available-for-sale	(24,178)	(70,722)
Proceeds from maturities and redemptions of investment securities held-to-maturity	—	4
Net change in restricted investment in bank stocks	(2,521)	(1,822)
Net increase in loans	(25,058)	(5,189)
Purchases of premises and equipment	(200)	(53)
Purchase of investment in real estate venture	—	(247)
Proceeds from sales of foreclosed assets held for resale	114	152
NET CASH USED IN INVESTING ACTIVITIES	(25,931)	(16,517)

FINANCING ACTIVITIES
Net decrease in deposits	(53,112)	(34,978)
Net increase in short-term borrowings	86,716	59,440
Repayment of long-term borrowings	(10,000)	(10,062)
Common stock issued	609	617
Dividends paid	(3,091)	(3,066)
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,122	11,951
INCREASE IN CASH AND CASH EQUIVALENTS	1,098	983
CASH AND CASH EQUIVALENTS, BEGINNING	8,739	9,128
CASH AND CASH EQUIVALENTS, ENDING	$9,837	$10,111
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3,575	$2,974
Income taxes paid	233	932
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchased securities settling after quarter end	—	2,013
Loans transferred to foreclosed assets held for resale	142	177

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2018, are not necessarily indicative of the results for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

For comparative purposes, certain 2017 balances have been reclassified to conform to the 2018 presentation. Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Recently adopted ASUs:

On January 1, 2018, the Corporation adopted ASU 2014-09, Revenue from Contracts with Customers, and all subsequent amendments to the ASU (collectively “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Corporation’s revenue comes from interest income, including loans and securities, which are outside the scope of ASC 606. The Corporation’s services that fall within the scope of ASC 606 are presented within other income on the consolidated statements of income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit related fees and service charges, interchange fees and surcharges, and income from wealth management activities. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded. New disclosures required by the ASU are included in Note 9, “Revenue Recognition”.

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

Debt securities not classified as Held-to-Maturity are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as accumulated other comprehensive (loss) income (AOCI) in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. Management’s decision to sell Available-for-Sale securities is based on changes in economic conditions, controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “Available-For-Sale” were as follows at June 30, 2018 and December 31, 2017:

	Debt Securities Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2018:
U.S. Treasury securities	$2,827	$—	$(14)	$2,813
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	79,420	102	(1,863)	77,659
Other	20,722	27	(609)	20,140
Obligations of state and political subdivisions	201,323	1,756	(2,698)	200,381
Asset backed securities	9,913	8	—	9,921
Corporate debt securities	28,957	—	(1,301)	27,656
Total	$343,162	$1,893	$(6,485)	$338,570

	Debt Securities Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2017:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	82,825	210	(1,175)	81,860
Other	22,409	132	(308)	22,233
Obligations of state and political subdivisions	211,743	4,690	(911)	215,522
Asset backed securities	—	—	—	—
Corporate debt securities	29,645	90	(764)	28,971
Total	$346,622	$5,122	$(3,158)	$348,586

Securities Available-for-Sale with an aggregate fair value of $215,483,000 at June 30, 2018 and $290,104,000 at December 31, 2017, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, debtor in possession funds and the Federal Discount Window aggregating $148,640,000 at June 30, 2018 and $224,659,000 at December 31, 2017.

The amortized cost, estimated fair value and weighted average yield of debt securities, by contractual maturity, are shown below at June 30, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Debt Securities Available-For-Sale
		U.S. Government	Obligations
		Corporations &	of State	Asset	Corporate
	U.S. Treasury	Agencies	& Political	Backed	Debt
(Dollars in thousands)	Securities	Obligations[1]	Subdivisions[2]	Securities	Securities
Within 1 Year:
Amortized cost	$—	$ ―	$3,361	$—	$—
Fair value	—	―	3,371	—	—
Weighted average yield	—	―	2.96%	—	—

1 - 5 Years:
Amortized cost	2,827	16,849	27,040	—	12,385
Fair value	2,813	16,264	26,818	—	12,093
Weighted average yield	2.21%	2.02%	2.86%	—	2.83%

5 - 10 Years:
Amortized cost	―	30,131	66,955	5,023	16,572
Fair value	―	28,653	66,042	5,030	15,563
Weighted average yield	―	2.15%	3.22%	4.31%	2.85%

After 10 Years:
Amortized cost	―	53,162	103,967	4,890	—
Fair value	―	52,882	104,150	4,891	—
Weighted average yield	―	2.57%	3.74%	4.60%	—

Total:
Amortized cost	$2,827	$100,142	$201,323	$9,913	$28,957
Fair value	2,813	97,799	200,381	9,921	27,656
Weighted average yield	2.21%	2.35%	3.43%	4.46%	2.84%

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 21% tax rate.

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at June 30, 2018. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt securities for the three months ended June 30, 2018 and 2017 were $0 and $27,501,000, respectively. Gross gains realized on these sales were $0 and $197,000, respectively. Gross losses realized on these sales were $0 and $25,000, respectively. There were no impairment losses realized on Available-for-Sale debt securities during the three months ended June 30, 2018 or 2017.

Proceeds from sales of investments in Available-for-Sale debt securities for the six months ended June 30, 2018 and 2017 were $14,038,000 and $51,992,000, respectively. Gross gains realized on these sales were $50,000 and $535,000, respectively. Gross losses realized on these sales were $34,000 and $63,000, respectively. There were no impairment losses realized on Available-for-Sale debt securities during the six months ended June 30, 2018 or 2017.

At June 30, 2018 and December 31, 2017, the Corporation had $1,653,000 and $1,632,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains net of tax of $634,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the six months ended June 30, 2018:

Six months ended
(Dollars in thousands)	June 30, 2018
Net gains and (losses) recognized during the period on equity securities	$21
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$21

There were no proceeds from sales of investments in Held-to-Maturity debt securities during the first six months of 2018 or 2017. Therefore, there were no gains or losses realized during these periods.

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

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at June 30, 2018 or December 31, 2017.

In accordance with disclosures required by FASB ASC 320-10-50, Investments – Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of June 30, 2018 and December 31, 2017:

June 30, 2018

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Debt Securities Available-for-Sale:
U.S. Treasury securities	$2,813	$(14)	$ ―	$ ―	$2,813	$(14)
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	10,087	(228)	54,352	(1,635)	64,439	(1,863)
Other	8,889	(66)	6,941	(543)	15,830	(609)
Obligations of state and political subdivisions	72,645	(1,066)	35,731	(1,632)	108,376	(2,698)
Corporate debt securities	7,610	(284)	18,046	(1,017)	25,656	(1,301)
	$102,044	$(1,658)	$115,070	$(4,827)	$217,114	$(6,485)

December 31, 2017

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	30,555	(300)	33,943	(875)	64,498	(1,175)
Other	2,905	(4)	7,179	(304)	10,084	(308)
Obligations of state and political subdivisions	36,149	(329)	22,566	(582)	58,715	(911)
Corporate debt securities	6,746	(24)	15,174	(740)	21,920	(764)
	$76,355	$(657)	$78,862	$(2,501)	$155,217	$(3,158)

The Corporation invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 88 debt securities with a less than one year unrealized loss position, or any of their 73 debt securities with a one year or greater unrealized loss position as of June 30, 2018, represent an other-than-temporary impairment, as the unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $1,884,000 and $834,000 at June 30, 2018 and December 31, 2017, respectively.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, the amount of the reserve for unfunded lending commitments was $197,000 and $116,000, respectively.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of June 30, 2018 and December 31, 2017:

	Commercial and
	Industrial		Commercial Real Estate
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2018	2017	2018	2017
Grade:
1-6 Pass	$99,086	$97,832	$294,708	$276,682
7 Special Mention	8	10	9,504	1,514
8 Substandard	1,209	1,334	11,211	12,210
9 Doubtful	—	—	—	―
Add (deduct): Unearned discount and	—	—	—	―
Net deferred loan fees and costs	166	161	643	564
Total loans	$100,469	$99,337	$316,066	$290,970

	Residential Real Estate
	Including Home Equity		Consumer Loans
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Grade:
1-6 Pass	$161,147	$161,405	$5,692	$5,997
7 Special Mention	122	124	1	52
8 Substandard	1,269	1,444	24	24
9 Doubtful	—	—	—	―
Add (deduct): Unearned discount and	—	(1)	—	—
Net deferred loan fees and costs	(58)	(47)	92	92
Total loans	$162,480	$162,925	$5,809	$6,165

	Total Loans
	June 30,	December 31,
	2018	2017
Grade:
1-6 Pass	$560,633	$541,916
7 Special Mention	9,635	1,700
8 Substandard	13,713	15,012
9 Doubtful	—	—
Add (deduct): Unearned discount and	—	(1)
Net deferred loan fees and costs	843	770
Total loans	$584,824	$559,397

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $34,496,000 and $2,240,000 at June 30, 2018 and $40,926,000 and $2,315,000 at December 31, 2017. Loans held for sale amounted to $1,884,000 at June 30, 2018 and $834,000 at December 31, 2017.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended June 30, 2018:
Allowance for Loan Losses:
Beginning balance	$1,017	$4,528	$1,672	$95	$67	$7,379
Charge-offs	(8)	(343)	(77)	(8)	—	(436)
Recoveries	—	—	—	3	—	3
Provision	(102)	(205)	93	15	199	—
Ending Balance	$907	$3,980	$1,688	$105	$266	$6,946

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the six month period ended June 30, 2018:
Allowance for Loan Losses:
Beginning balance	$949	$4,067	$1,656	$111	$704	$7,487
Charge-offs	(8)	(460)	(106)	(21)	—	(595)
Recoveries	1	—	—	3	—	4
Provision	(35)	373	138	12	(438)	50
Ending Balance	$907	$3,980	$1,688	$105	$266	$6,946
Ending balance: individually evaluated for impairment	$—	$4	$19	$—	$—	$23
Ending balance: collectively evaluated for impairment	$907	$3,976	$1,669	$105	$266	$6,923

Loans Receivable:
Ending Balance	$100,469	$316,066	$162,480	$5,809	$—	$584,824
Ending balance: individually evaluated for impairment	$1,175	$11,192	$962	$—	$—	$13,329
Ending balance: collectively evaluated for impairment	$99,294	$304,874	$161,518	$5,809	$—	$571,495

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended June 30, 2017:
Allowance for Loan Losses:
Beginning balance	$875	$4,457	$1,749	$95	$285	$7,461
Charge-offs	—	(88)	(42)	(12)	—	(142)
Recoveries	6	27	—	1	—	34
Provision	(36)	186	5	19	(174)	—
Ending Balance	$845	$4,582	$1,712	$103	$111	$7,353

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the six month period ended June 30, 2017:
Allowance for Loan Losses:
Beginning balance	$836	$4,421	$1,777	$95	$228	$7,357
Charge-offs	—	(97)	(61)	(34)	—	(192)
Recoveries	73	27	—	5	—	105
Provision	(64)	231	(4)	37	(117)	83
Ending Balance	$845	$4,582	$1,712	$103	$111	$7,353
Ending balance: individually evaluated for impairment	$—	$261	$12	$—	$—	$273
Ending balance: collectively evaluated for impairment	$845	$4,321	$1,700	$103	$111	$7,080

Loans Receivable:
Ending Balance	$87,264	$268,649	$165,777	$6,113	$—	$527,803
Ending balance: individually evaluated for impairment	$1,232	$12,823	$931	$—	$—	$14,986
Ending balance: collectively evaluated for impairment	$86,032	$255,826	$164,846	$6,113	$—	$512,817

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2017
Allowance for Loan Losses:
Beginning balance	$836	$4,421	$1,777	$95	$228	$7,357
Charge-offs	—	(189)	(62)	(82)	—	(333)
Recoveries	74	103	9	10	—	196
Provision	39	(268)	(68)	88	476	267
Ending Balance	$949	$4,067	$1,656	$111	$704	$7,487
Ending balance: individually evaluated for impairment	$—	$305	$22	$—	$—	$327
Ending balance: collectively evaluated for impairment	$949	$3,762	$1,634	$111	$704	$7,160

Loans Receivable:
Ending Balance	$99,337	$290,970	$162,925	$6,165	$—	$559,397
Ending balance: individually evaluated for impairment	$1,203	$11,673	$1,050	$—	$—	$13,926
Ending balance: collectively evaluated for impairment	$98,134	$279,297	$161,875	$6,165	$—	$545,471

Of the $1,076,000 in foreclosed assets held for resale at June 30, 2018, $181,000 was represented by residential real estate, $39,000 was represented by land, and $856,000 was represented by commercial real estate. Of the $1,071,000 in foreclosed assets held for resale at December 31, 2017, $15,000 was represented by residential real estate, $50,000 was represented by land, and $1,006,000 was represented by commercial real estate. At June 30, 2018 and December 31, 2017, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $596,000 at June 30, 2018 and $485,000 at December 31, 2017. These balances were not included in foreclosed assets held for resale at June 30, 2018 or December 31, 2017.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding recorded investment of TDRs as of June 30, 2018 and December 31, 2017 was $9,767,000 and $9,109,000, respectively. The increase in TDRs at June 30, 2018 as compared to December 31, 2017 is attributable to several modifications completed during the six months ended June 30, 2018, combined with payments and pay-offs on existing TDRs and the Bank’s proactive monitoring of the loan portfolio. Modifications were completed to resume principal and interest payments on non-accrual loans due to a slight improvement in the outlook surrounding the respective borrower’s financial position although the borrower continues to experience financial difficulties. Additional modifications were completed to allow a temporary period of interest only payments due to deterioration in the respective borrowers’ financial positions. There were no unfunded commitments on TDRs at June 30, 2018 and December 31, 2017.

During the three months ended June 30, 2018, six loans with a combined post modification balance of $991,000 were modified as TDRs as compared to the same period in 2017, when no loans were modified as TDRs. The loan modifications for the three months ended June 30, 2018 consisted of one rate modification and five payment modifications.

During the six months ended June 30, 2018, nine loans with a combined post modification balance of $1,155,000 were modified as TDRs as compared to the same period in 2017, when two loans with a combined post modification balance of $110,000 were classified as TDRs. The loan modifications for the six months ended June 30, 2018 consisted of one rate modification, one term modification, and seven payment modifications. The loan modifications for the six months ended June 30, 2017 consisted of two payment modifications.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

	June 30	December 31,
(Dollars in thousands)	2018	2017
Non-accrual TDRs	$904	$273
Accruing TDRs	8,863	8,836
Total	$9,767	$9,109

At June 30, 2018, eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $570,000 were not in compliance with the terms of their restructure, compared to June 30, 2017 when seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $454,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $13,000 were not in compliance with the terms of their restructure.

During the three months ended June 30, 2018, two Commercial Real Estate loans with a combined outstanding recorded investment of $47,000 that were modified as TDRs during the preceding twelve months had experienced payment defaults, compared to the three months ended June 30, 2017 when no loans that were modified as TDRs during the preceding twelve months had experienced payment defaults. During the six months ended June 30, 2018, two Commercial Real Estate loans with a combined outstanding recorded investment of $47,000 that were modified as TDRs during the preceding twelve months had experienced payment defaults, compared to the six months ended June 30, 2017 when no loans that were modified as TDRs during the preceding twelve months had experienced payment defaults.

The following table presents information regarding the loan modifications categorized as TDRs during the three and six months ended June 30, 2018 and the six months ended June 30, 2017. No loans were modified as TDRs during the three months ended June 30, 2017.

	Three Months Ended June 30, 2018
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
(Dollars in thousands)	of Contracts	Investment	Investment	Investment
Commercial and Industrial	3	$751	$751	$751
Commercial Real Estate	3	234	240	138
Total	6	$985	$991	$889

	Six Months Ended June 30, 2018
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
(Dollars in thousands)	of Contracts	Investment	Investment	Investment
Commercial and Industrial	3	$751	$751	$751
Commercial Real Estate	6	386	404	294
Total	9	$1,137	$1,155	$1,045

	Six Months Ended June 30, 2017
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
(Dollars in thousands)	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$38	$38	$38
Commercial Real Estate	1	72	72	71
Total	2	$110	$110	$109

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three and six months ended June 30, 2018 and the six months ended June 30, 2017 with the total number of each type of modification performed. No loans were modified as TDRs during the three months ended June 30, 2017.

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	—	—	3	3	—	—	3	3
Commercial Real Estate	1	—	2	3	1	1	4	6
Total	1	—	5	6	1	1	7	9

	Six Months Ended June 30, 2017
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	—	—	1	1
Commercial Real Estate	—	—	1	1
Total	—	—	2	2

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,175	$1,175	$—	$1,203	$1,203	$—
Commercial Real Estate	11,098	15,134	—	9,199	11,383	—
Residential Real Estate	777	812	—	878	1,024	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	94	94	4	2,474	3,889	305
Residential Real Estate	185	185	19	172	172	22
Total	$13,329	$17,400	$23	$13,926	$17,671	$327

Total consists of:
Commercial and Industrial	$1,175	$1,175	$—	$1,203	$1,203	$—
Commercial Real Estate	$11,192	$15,228	$4	$11,673	$15,272	$305
Residential Real Estate	$962	$997	$19	$1,050	$1,196	$22

At June 30, 2018 and December 31, 2017, $9,767,000 and $9,109,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $3,000 and $2,000, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the three and six months ended June 30, 2018 and 2017.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	June 30, 2018		June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,180	$5	$1,241	$4
Commercial Real Estate	11,530	105	11,698	121
Residential Real Estate	898	1	865	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	51	1	1,221	—
Residential Real Estate	185	—	101	—
Total	$13,844	$112	$15,126	$125

Total consists of:
Commercial and Industrial	$1,180	$5	$1,241	$4
Commercial Real Estate	$11,581	$106	$12,919	$121
Residential Real Estate	$1,083	$1	$966	$—

Of the $112,000 and $125,000 in interest income recognized on impaired loans for the three months ended June 30, 2018 and 2017, respectively, $0 in interest income was recognized with respect to non-accrual loans.

	For the Six Months Ended		For the Six Months Ended
	June 30, 2018		June 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,188	$9	$966	$17
Commercial Real Estate	10,478	206	11,736	245
Residential Real Estate	914	2	829	1

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	1,179	1	1,137	3
Residential Real Estate	127	—	101	—
Total	$13,886	$218	$14,769	$266

Total consists of:
Commercial and Industrial	$1,188	$9	$966	$17
Commercial Real Estate	$11,657	$207	$12,873	$248
Residential Real Estate	$1,041	$2	$930	$1

Of the $218,000 and $266,000 in interest income recognized on impaired loans for the six months ended June 30, 2018 and 2017, respectively, $0 and $17,000 in interest income was recognized with respect to non-accrual loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Commercial and Industrial	$780	$798
Commercial Real Estate	2,784	3,302
Residential Real Estate	902	990
Total non-accrual loans	4,466	5,090
Foreclosed assets held for resale	1,076	1,071
Loans past-due 90 days or more and still accruing interest	124	70
Total non-performing assets	$5,666	$6,231

The following tables present the classes of the loan portfolio summarized by past-due status at June 30, 2018 and December 31, 2017:

							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
June 30, 2018:
Commercial and Industrial	$124	$—	$—	$124	$100,345	$100,469	$—
Commercial Real Estate	1,071	158	2,252	3,481	312,585	316,066	62
Residential Real Estate	1,436	513	566	2,515	159,965	162,480	62
Consumer	18	—	—	18	5,791	5,809	—
Total	$2,649	$671	$2,818	$6,138	$578,686	$584,824	$124

							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
December 31, 2017:
Commercial and Industrial	$68	$42	$—	$110	$99,227	$99,337	$—
Commercial Real Estate	603	201	2,606	3,410	287,560	290,970	50
Residential Real Estate	1,952	484	584	3,020	159,905	162,925	20
Consumer	21	2	—	23	6,142	6,165	—
Total	$2,644	$729	$3,190	$6,563	$552,834	$559,397	$70

At June 30, 2018, commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit totaling $1,249,000 that was associated with a loan to a developer of a residential sub-division compared to December 31, 2017 when commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit in the amount of $1,249,000 associated with a loan to a developer of a residential sub-division and two irrevocable letters of credit totaling $19,000 that were associated with a loan to non-profit community recreation facility.

NOTE 5 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings. Short-term borrowings and weighted–average interest rates at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Federal funds purchased	$—	2.19%	$—	1.82%
Securities sold under agreements to repurchase	13,150	0.48%	22,844	0.41%
Federal Discount Window	—	2.19%	—	1.71%
Federal Home Loan Bank	99,862	1.93%	3,452	1.16%
	$113,012	1.59%	$26,296	0.97%

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2018 and December 31, 2017.

		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(Dollars in thousands)	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
June 30, 2018
Repurchase agreements (a)	$13,150	$—	$13,150	$(13,150)	$—	$—

December 31, 2017
Repurchase agreements (a)	$22,844	$—	$22,844	$(22,844)	$—	$—

(a) As of June 30, 2018 and December 31, 2017, the fair value of securities pledged in connection with repurchase agreements was $21,741,000 and $26,023,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2018:

	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 -90	than
(Dollars in thousands)	Continuous	30 days	Days	90 Days	Total
June 30, 2018:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$13,150	$—	$—	$—	$13,150
Total	$13,150	$—	$—	$—	$13,150

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

The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at June 30, 2018 and December 31, 2017, were as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$112,507	$90,373
Financial standby letters of credit	$430	$450
Performance standby letters of credit	$3,060	$2,901

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At June 30, 2018, the Corporation had $478,546,000 in loans secured by real estate, which represented 81.8% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of June 30, 2018 and December 31, 2017, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At June 30, 2018 and December 31, 2017, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2018
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$2,813	$—	$2,813
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	—	77,659	—	77,659
Other	—	20,140	—	20,140
Obligations of state and political subdivisions	—	200,381	—	200,381
Asset backed securities	—	9,921	—	9,921
Corporate debt securities	—	27,656	—	27,656
Total debt securities available-for-sale	—	338,570	—	338,570
Marketable equity securities	1,653	—	—	1,653
Total recurring fair value measurements	$1,653	$338,570	$—	$340,223

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	81,860	—	81,860
Other	—	22,233	—	22,233
Obligations of state and political subdivisions	—	215,522	—	215,522
Asset backed securities	—	—	—	—
Corporate debt securities	—	28,971	—	28,971
Total debt securities available-for-sale	—	348,586	—	348,586
Marketable equity securities	1,632	—	—	1,632
Total recurring fair value measurements	$1,632	$348,586	$—	$350,218

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2018 and December 31, 2017, impaired loans measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at June 30, 2018
Impaired loans:
Commercial Real Estate	$—	$—	$5,229	$5,229
Residential Real Estate	—	—	191	191
Total impaired loans	$—	$—	$5,420	$5,420

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2017
Impaired loans:
Commercial Real Estate	$—	$—	$5,498	$5,498
Residential Real Estate	—	—	254	254
Total impaired loans	$—	$—	$5,752	$5,752

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2018 and December 31, 2017, foreclosed assets held for resale measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at June 30, 2018
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$856	$856
Residential Real Estate	—	—	129	129
Total foreclosed assets held for resale	$—	$—	$985	$985

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2017
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$81	$81
Residential Real Estate	—	—	13	13
Total foreclosed assets held for resale	$—	$—	$94	$94

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
	Estimate	Valuation Technique	Unobservable Input	Range	Average
June 30, 2018
Impaired loans	$2,255	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(15%) – (71%)	(17%)
Impaired loans	$3,165	Discounted cash flow	Discount rate	(6%) – (7%)	(7%)
Foreclosed assets held for resale	$985	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(2%) – (35%)	(6%)

December 31, 2017
Impaired loans	$2,495	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(7%) – (65%)	(15%)
Impaired loans	$3,257	Discounted cash flow	Discount rate	(7%) – (8%)	(7%)
Foreclosed assets held for sale	$94	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(35%) – (37%)	(36%)

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)	Carrying	Fair Value Measurements at June 30, 2018
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,032	$9,032	$—	$—	$9,032
Interest-bearing deposits in other banks	805	—	805	—	805
Time deposits with other banks	1,482	—	1,468	—	1,468
Debt securities available-for-sale	338,570	—	338,570	—	338,570
Marketable equity securities	1,653	1,653	—	—	1,653
Restricted investment in bank stocks	6,579	—	6,579	—	6,579
Net loans	577,878	—	—	572,041	572,041
Mortgage servicing rights	337	—	—	337	337
Accrued interest receivable	4,179	—	4,179	—	4,179

FINANCIAL LIABILITIES:
Core deposits	497,631	—	497,631	—	497,631
Time deposits	227,403	—	224,325	—	224,325
Short-term borrowings	113,012	—	113,023	—	113,023
Long-term borrowings	55,000	—	54,764	—	54,764
Accrued interest payable	680	—	680	—	680

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2017
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$7,913	$7,913	$—	$—	$7,913
Interest-bearing deposits in other banks	826	—	826	—	826
Time deposits with other banks	1,482	—	1,482	—	1,482
Debt securities available-for-sale	348,586	—	348,586	—	348,586
Marketable equity securities	1,632	1,632	—	—	1,632
Restricted investment in bank stocks	4,058	—	4,058	—	4,058
Net loans	551,910	—	—	550,696	550,696
Mortgage servicing rights	379	—	—	379	379
Accrued interest receivable	4,237	—	4,237	—	4,237

FINANCIAL LIABILITIES:
Core deposits	570,518	—	570,518	—	570,518
Time deposits	207,628	—	206,299	—	206,299
Short-term borrowings	26,296	—	26,296	—	26,296
Long-term borrowings	65,000	—	65,336	—	65,336
Accrued interest payable	490	—	490	—	490

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Corporation and, therefore, are not included in our Consolidated Financial Statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of June 30 2018 and December 31, 2017, the fair value of trust assets under management was $115,850,000 and $111,130,000 respectively. The costs of acquiring asset management customers are incremental and recognized within the non-interest expense of the consolidated statements of income.

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

(In thousands, except earnings per share)	Three Months Ended
	June 30,
	2018	2017
Net income	$2,476	$1,919
Weighted-average common shares outstanding	5,732	5,683
Basic earnings per share	$0.43	$0.34

Weighted-average common shares outstanding	5,732	5,683
Common stock equivalents due to effect of stock options	—	2
Total weighted-average common shares and equivalents	5,732	5,685
Diluted earnings per share	$0.43	$0.34

(In thousands, except earnings per share)	Six Months Ended
	June 30,
	2018	2017
Net income	$4,253	$4,205
Weighted-average common shares outstanding	5,726	5,678
Basic earnings per share	$0.74	$0.74

Weighted-average common shares outstanding	5,726	5,678
Common stock equivalents due to effect of stock options	—	2
Total weighted-average common shares and equivalents	5,726	5,680
Diluted earnings per share	$0.74	$0.74

Item 2.	First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2018 compared to quarter ended June 30, 2017

First Keystone Corporation realized earnings for the second quarter of 2018 of $2,476,000, an increase of $557,000, or 29.0% from the second quarter of 2017. The increase in net income for the three months ended June 30, 2018 was primarily due to an increase in service charges and fees as well as an increase in interest income and fees on loans compared to the three months ended June 30, 2017.

On a per share basis, for the three months ended June 30, 2018, net income was $0.43 versus $0.34 for the same three month period of 2017. Cash dividends amounted to $0.27 per share for the three months ended June 30, 2018 and 2017.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the three months ended June 30, 2018, interest income amounted to $8,737,000, an increase of $727,000 or 9.1% from the three months ended June 30, 2017, while interest expense amounted to $1,984,000 in the three months ended June 30, 2018, an increase of $357,000, or 21.9% from the three months ended June 30, 2017. As a result, net interest income increased $370,000 or 5.8% to $6,753,000 from $6,383,000 for the same period in 2017.

The Corporation’s net interest margin for the three months ended June 30, 2018 was 3.20% compared to 3.07% for same period in 2017. The increase in net interest margin was a result of an increase in yield on the loan portfolio.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses recorded for the three months ended June 30, 2018 or June 30, 2017. The Corporation’s analysis of the current portfolio during the three months ended June 30, 2018 and June 30, 2017, including historic losses, past-due trends, current economic conditions and other relevant factors, concluded that no additional provision for loan losses was necessary for the respective periods. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $434,000 and $108,000 for the three months ended June 30, 2018 and 2017, respectively. See Allowance for Loan Losses on page 41 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,470,000 for the three months ended June 30, 2018, as compared to $1,495,000 for the same period in 2017, a decrease of $25,000, or 1.7%. The decrease was mainly the result of a decrease in net investment securities gains. ATM fees and debit card income increased $43,000 or 12.1% to $399,000 for the three months ended June 30, 2018. Gains on sales of mortgage loans decreased $50,000 or 56.8% due to a decrease in loans originated with intent to sell. Net securities gains decreased $118,000 to $54,000 for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

NON-INTEREST EXPENSE

Total non-interest expense was $5,676,000 for the three months ended June 30, 2018, as compared to $5,666,000 for the three months ended June 30, 2017. Non-interest expense increased $10,000 or 0.2%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,957,000 or 52.1% of total non-interest expense for the three months ended June 30, 2018, as compared to $3,031,000 or 53.5% for the same three months of 2017. The decrease was primarily due to the reversal of a retirement benefit as the result of the resignation of an executive officer of the Bank and lower overall health care costs during the three months ended June 30, 2018.

Net occupancy, furniture and equipment, and computer expense amounted to $819,000 for the three months ended June 30, 2018, a decrease of $15,000 or 1.8%. Professional services increased $114,000 or 58.5% to $309,000 in the three months ended June 30, 2018. This increase was due to a combination of higher engagement fees relating to income generation consulting and higher legal fees relating to the resignation of an executive officer of the Bank. Pennsylvania shares tax expense amounted to $200,000 for the three months ended June 30, 2018, a decrease of $5,000 or 2.4% as compared to the same three months in 2017.

FDIC insurance expense decreased $5,000 or 6.3% for the three months ended June 30, 2018. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. ATM and debit card fees expense amounted to $192,000 for the three months ended June 30, 2018, an increase of $4,000 or 2.1% as compared to the same three months of 2017. Data processing expenses increased $3,000 or 1.1% to $266,000 for the three months ended June 30, 2018 as compared to the same three months of 2017. Foreclosed assets held for resale expense decreased $73,000 in the second quarter of 2018 as the result of one OREO property sold at a gain and less general expense on owned properties during the three months ended June 30, 2018 as compared to the same three months of 2017. Advertising expense decreased $55,000 or 29.9% during the three months ended June 30, 2018. This decrease was mainly due to less media advertising during the period.

Other non-interest expense amounted to $722,000 for the three months ended June 30, 2018, an increase of $116,000 or 19.1% as compared to the three months ended June 30, 2017. The increase was due to an increase in amortization costs on one of the Corporation’s low income housing investment properties and an increase the provision for unfunded commitments due to an increase in commercial real estate loans in process.

INCOME TAXES

Income tax expense amounted to $71,000 for the three months ended June 30, 2018, as compared to $293,000 for the three months ended June 30, 2017, a decrease of $222,000. The effective total income tax rate was 2.8% for the second quarter of 2018 as compared to 13.2% for the second quarter of 2017. The decrease in the effective tax rate was due to major tax reform legislation signed into law in December 2017 which reduced the Corporation’s tax rate from 34% to 21% effective January 1, 2018. The Corporation recognized $101,000 of tax credits from low-income housing partnerships in the second quarter of 2018.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

First Keystone Corporation realized earnings for the first six months of 2018 of $4,253,000, a increase of $48,000, or 1.1% from the same period in 2017. The increase in net income for the six months ended June 30, 2018 was primarily due to an increase in interest income and fees on loans, a decrease in interest expense on long-term borrowings, and a decrease in income tax expense compared to the six months ended June 30, 2017.

On a per share basis, net income was $0.74 for the six months ended June 30, 2018 and 2017. Cash dividends amounted to $0.54 per share for the six months ended June 30, 2018 and 2017.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the six months ended June 30, 2018, interest income amounted to $17,008,000, an increase of $1,101,000 or 6.9% from the six months ended June 30, 2017, while interest expense amounted to $3,765,000 for the six months ended June 30, 2018, an increase of $719,000, or 23.6% from the six months ended June 30, 2017. As a result, net interest income increased $382,000 or 3.0% to $13,243,000 from $12,861,000 for the same period in 2017.

The Corporation’s net interest margin for the six months ended June 30, 2018 was 3.16% compared to 3.08% for same period in 2017. The increase in net interest margin was a result of an increase in yield on the loan portfolio.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six months ended June 30, 2018 and June 30, 2017 was $50,000 and $83,000, respectively. The decrease in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions and other relevant factors. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $591,000 and $87,000 for the six months ended June 30, 2018 and 2017, respectively. See Allowance for Loan Losses on page 41 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $2,729,000 for the six months ended June 30, 2018, as compared to $3,033,000 for the same period in 2017, a decrease of $304,000, or 10.0%. The decrease was mainly the result of a decrease in net investment securities gains. ATM fees and debit card income increased $73,000 or 10.7% to $756,000 for the six months ended June 30, 2018. Gains on sales of mortgage loans decreased $57,000 or 46.0% due to a decrease in loans originated with the intent to sell. Net securities gains decreased $435,000 to $37,000 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

NON-INTEREST EXPENSE

Total non-interest expense was $11,571,000 for the six months ended June 30, 2018, as compared to $10,929,000 for the six months ended June 30, 2017. Non-interest expense increased $642,000 or 5.9%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $5,993,000 or 51.8% of total non-interest expense for the six months ended June 30, 2018, as compared to $5,773,000 or 52.8% for the same six months of 2017. The increase was primarily due to the addition of new sales positions in the commercial and residential mortgage lending areas plus additional staff, as well as increased costs associated with employee healthcare.

Net occupancy, furniture and equipment, and computer expense amounted to $1,684,000 for the six months ended June 30, 2018, a decrease of $22,000 or 1.3%. Professional services increased $99,000 or 22.9% to $532,000 as of June 30, 2018. This increase was the result of additional accounting fees for 2017 out of scope audit work and, an additional engagement for 2017 state taxes. There were also higher engagement fees related to income generation consulting and higher legal fees relating to the resignation of an executive officer of the Bank. Pennsylvania shares tax expense amounted to $399,000 for the six months ended June 30, 2018, a decrease of $12,000 or 2.9% as compared to the same six months in 2017.

FDIC insurance expense decreased $4,000 or 2.5% for the six months ended June 30, 2018. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. ATM and debit card fees expense amounted to $367,000 for the six months ended June 30, 2018, an increase of $42,000 or 12.9% as compared to the same six months of 2017. The increase was due to higher electronic funds transfer fees. Data processing expenses increased $47,000 or 9.7% to $533,000 for the six months ended June 30, 2018 as compared to the same six months of 2017. The increase was a result of pricing increases and new products from our main third party data processor. Foreclosed assets held for resale expense decreased $31,000 in the first half of 2018 as the result of one OREO property sold at a gain, additional rental income from one OREO property and, less general expense on owned properties in 2018. Advertising expense decreased $52,000 or 19.8% during the six months ended June 30, 2018. The decrease was mainly due to less media advertising in 2018.

Other non-interest expense amounted to $1,622,000 for the six months ended June 30, 2018, an increase of $355,000 or 28.0% as compared to the six months ended June 30, 2017. The increase was due to an increase in amortization costs on one of the Corporation’s low income housing investment properties and an increase in the provision for unfunded commitments due to an increase in outstanding officer commitments and commercial real estate loans in process.

INCOME TAXES

Income tax expense amounted to $98,000 for the six months ended June 30, 2018, as compared to $677,000 for the six months ended June 30, 2017, a decrease of $579,000. The effective total income tax rate was 2.3% for the first half of 2018 as compared to 13.9% for the first half of 2017. The decrease in the effective tax rate was due to major tax reform legislation signed into law in December 2017 which reduced the Corporation’s tax rate from 34% to 21%, effective January 1, 2018. The Corporation recognized $202,000 of tax credits from low-income housing partnerships in the first half of 2018.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,010,597,000 as of June 30, 2018, an increase of $20,476,000 from year-end 2017. Total assets as of December 31, 2017 amounted to $990,121,000.

Total debt securities decreased $10,016,000 or 2.9% to $338,570,000 as of June 30, 2018 from December 31, 2017.

Total loans increased $25,427,000 or 4.5% to $584,824,000 as of June 30, 2018 from December 31, 2017. Loan demand grew in the six months ended June 30, 2018 as the Bank has seen an increase in loan originations, primarily in the commercial real estate portfolio.

Total deposits decreased $53,112,000 or 6.8% to $725,034,000 as of June 30, 2018 from December 31, 2017.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the first six months of 2018 by $76,716,000 to $168,012,000 from $91,296,000 as of December 31, 2017. Borrowings increased mainly due to decreased deposit balances and the need to fund growth in the loan portfolio.

Total stockholders’ equity decreased to $113,311,000 at June 30, 2018, a decrease of $3,408,000 or 2.9% from December 31, 2017 due to a decrease in Accumulated Other Comprehensive Income.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.5% at June 30, 2018 and June 30, 2017. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $584,824,000 as of June 30, 2018, up $25,427,000, or 4.5% since year-end 2017. The loan portfolio continues to be well diversified. Non-performing assets decreased since year-end 2017, and overall asset quality has remained consistent. Total non-performing assets were $5,666,000 as of June 30, 2018, a decrease of $565,000, or 9.1% from $6,231,000 reported in non-performing assets as of December 31, 2017. Total allowance for loan losses to total non-performing assets was 122.6% as of June 30, 2018 and 120.2% at December 31, 2017.

In addition to loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2017 to June 30, 2018. Available-for-sale debt securities amounted to $338,570,000 as of June 30, 2018, a decrease of $10,016,000 from year-end 2017.

Interest-bearing deposits in other banks decreased as of June 30, 2018, to $805,000 from $826,000 at year-end 2017. Time deposits with other banks were $1,482,000 at June 30, 2018 and December 31, 2017.

LOANS

Total loans increased to $584,824,000 as of June 30, 2018 as compared to $559,397,000 as of December 31, 2017. The table on page 19 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $25,427,000 or 4.6%.

Steady demand for borrowing by businesses accounted for the 4.6% increase in the loan portfolio from December 31, 2017 to June 30, 2018. The Commercial and Industrial portfolio increased $1,132,000 to $100,469,000 as of June 30, 2018, as compared to $99,337,000 at December 31, 2017. The increase in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $10,880,000 and a $6,878,000 increase in utilization of existing Commercial and Industrial lines of credit offset by loan payoffs of $11,146,000, as well as regular principal payments and other typical fluctuations and activity in the Commercial and Industrial portfolio. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $25,096,000 to $316,066,000 at June 30, 2018, as compared to $290,970,000 at December 31, 2017. The increase was mainly the result of $46,104,000 in new loan originations, offset by 13,924,000 in loan payoffs in addition to regular principal payments and other typical amortizations in the Commercial Real Estate portfolio. Residential Real Estate loans decreased $445,000 to $162,480,000 at June 30, 2018, as compared to $162,925,000 at December 31, 2017. The decrease was the result of $10,206,000 in new loan originations offset by loan payoffs of $8,613,000, net loans sold of $565,000, and regular principal payments. Net loans sold in the Residential Real Estate portfolio for the six months ended June 30, 2018 consisted of total loans sold during the six months ended June 30, 2018 of $3,656,000, offset with loans opened and sold in the same quarter during the first two quarters of 2018 which amounted to $3,091,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $416,535,000 at June 30, 2018. Of total loans, $316,066,000 or 54.0% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Corporation continues to monitor these portfolios.

The largest relationship is comprised of various real estate entities with a mutual owner who is a related party of the bank and began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $12,633,000 at June 30, 2018. The individual owns a diverse mix of real estate entities which specialize in construction/development projects (which include VA clinics), leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $11,433,000 in term debt and two lines of credit totaling $1,200,000. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The second largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At June 30, 2018, the relationship had outstanding loan balances and unused commitments of $9,853,000. The debt is comprised of $9,723,000 in term debt and three lines of credit totaling $130,000. The loans are secured by commercial real estate, the assignment of rents and leases, and business assets.

The third largest relationship consists of a large, suburban/rural public school district that provides educational services to over 5,000 students and employs approximately 750 individuals as administrative, professional, and support staff. At June 30, 2018, the relationship had outstanding balances totaling $9,640,000 which consisted entirely of tax-free commercial term debt. The relationship is secured by business assets and the full faith, credit, and taxing power of the district.

The fourth largest relationship consists of a distributor and marketer of energy products and services including natural gas, propane, butane, and electricity. During 2017, the company undertook to partner with local banks to finance its capital needs while promoting regional economic development. At June 30, 2018, the relationship had outstanding balances of $8,775,000 which consisted entirely of unsecured term debt. The debt will be utilized for general corporate needs, including upgrades to the company’s utility distribution system that will enhance its ability to continue providing safe and reliable natural as service.

The fifth largest relationship consists of a real estate development/holding company that was established in 2006 to construct a multi-tenant medical complex, as well as the medical-related entities that operate out of the complex. The relationship had outstanding loan balances and unused commitments of $8,396,000 at June 30, 2018. The debt is comprised of $7,646,000 in term debt and $750,000 in lines of credit. The relationship is secured by commercial real estate, as well as the assignment of leases and collateral pledge of cash accounts and marketable securities.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $560,633,000 or 96.0% of gross loans are graded Pass; $9,635,000 or 1.7% are graded Special Mention; $13,713,000 or 2.3% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $23,348,000 at June 30, 2018, as compared to $16,712,000 at December 31, 2017. Commercial and Industrial non-pass grades decreased to $1,217,000 as of June 30, 2018 as compared to $1,344,000 as of December 31, 2017. Commercial Real Estate non-pass grades increased to $20,715,000 as of June 30, 2018 as compared to $13,724,000 as of December 31, 2017. The Residential Real Estate and Consumer loan non-pass grades decreased to $1,416,000 as of June 30, 2018 as compared to $1,644,000 as of December 31, 2017.

The increase in the Commercial Real Estate non-pass grade portfolio during the six months ended June 30, 2018 was mainly attributable to four loans to a hotel management company in the amount of $8,332,000 that were downgraded to Special Mention due to a warning letter that was issued by the hotel franchisor regarding unfavorable guest satisfaction survey and brand audit results. This large downgrade to non-pass grade status was offset by several large fluctuations during the six months ended June 30, 2018, including charge-offs, large payments/paydowns, and loans that were returned to pass-grade status due to the borrowers’ improving financial conditions, combined with other regular principal payments and typical fluctuations that reduced the balance of the Commercial Real Estate non-pass grade portfolio. A charge-off in the amount of $342,000 on a non-accrual loan to a student housing holding company was completed during the three months ended June 30, 2018 to charge the loan balance down to the net realizable value of the collateral less costs to sell. The property securing a non-accrual purchased participation loan in the amount of $112,000 to a retailer of recreational vehicles was moved to foreclosed assets held for resale during the first quarter of 2018. Regular payments and paydowns totaling $330,000 were made during the six months ended June 30, 2018 on a large performing Substandard loan to the owner of a recreation facility. A real-estate secured working capital line of credit to a commercial real estate developer that carried a balance of $148,000 at December 31, 2017 was upgraded from Special Mention to pass-grade status during the first quarter of 2018 in order to bring the risk rating of the credit facility into alignment with the risk ratings assigned to loans to a related entity and also as the result of good payment history and an acceptable loan-to-value ratio associated with the specific credit facility. Two loans to a home improvement retailer and commercial property owner that carried a combined balance of $271,000 at December 31, 2017 were upgraded from Special Mention to pass-grade status during the three months ended June 30, 2018 as the result of the borrower’s improved payment performance, as well as improvement in the adequacy of collateral coverage.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Commercial and Industrial	$100,469	$99,337
Commercial Real Estate	316,066	290,970
Residential Real Estate	162,480	162,925
Consumer	5,809	6,165
Total loans	$584,824	$559,397

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of June 30, 2018, the allowance for loan losses was $6,946,000 as compared to $7,487,000 as of December 31, 2017. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the six month periods ended June 30, 2018 and 2017. For the six month periods ended June 30, 2018 and 2017, net charge-offs as a percentage of average loans was 0.10% and 0.02%, respectively. Net charge-offs amounted to $591,000 for the first six months of 2018 as compared to $87,000 for the first six months of 2017. The significant increase in net charge-offs during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is mainly due to a charge-off in the amount of $342,000 that was completed during the three months ended June 30, 2018 on a loan to a student housing holding company to charge the loan balance down to the net realizable value of collateral less costs to sell, as the underlying value of the collateral was determined to be insufficient to cover the loan balance.

For the first six months of 2018, the provision for loan losses was $50,000 as compared to $83,000 for the first six months of 2017. The provision, net of charge-offs and recoveries, resulted in the quarter end Allowance for Loan Losses of $6,946,000 of which 13.1% was attributed to the Commercial and Industrial component; 57.3% attributed to the Commercial Real Estate component; 24.3% attributed to the Residential Real Estate component (primarily residential mortgages); 1.5% attributed to the Consumer component; and 3.8% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 14). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of June 30, 2018.

Analysis of Allowance for Loan Losses

	June 30,	June 30,
(Dollars in thousands)	2018	2017
Balance at beginning of the six month period	$7,487	$7,357
Charge-offs:
Commercial and Industrial	8	—
Commercial Real Estate	460	97
Residential Real Estate	106	61
Consumer	21	34
	595	192
Recoveries:
Commercial and Industrial	1	73
Commercial Real Estate	—	27
Residential Real Estate	—	—
Consumer	3	5
	4	105

Net charge-offs (recoveries)	591	87
Additions charged to operations	50	83
Balance at end of the six month period	$6,946	$7,353

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.10%	(0.02)%
Allowance for loan losses to average loans outstanding during the period	1.21%	1.40%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.21% at June 30, 2018 and 1.40% at June 30, 2017.

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

Total non-performing assets amounted to $5,666,000 as of June 30, 2018 as compared to $6,231,000 as of December 31, 2017. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry in our market areas had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising, while property values in some markets have fallen. Non-accrual loans totaled $4,466,000 as of June 30, 2018 as compared to $5,090,000 as of December 31, 2017. Foreclosed assets held for resale amounted to $1,076,000 at June 30, 2018 as compared to $1,071,000 at December 31, 2017. Loans past-due 90 days or more and still accruing interest amounted to $124,000 as of June 30, 2018 as compared to $70,000 as of December 31, 2017. At June 30, 2018, loans past-due 90 days or more and still accruing interest consisted of two Commercial Real Estate loans and one Residential Real Estate loan which were all well secured and in the process of collection as of June 30, 2018.

Non-performing assets to total loans was 1.0% at June 30, 2018 and 1.1% at December 31, 2017. Non-performing assets to total assets was 0.6% at June 30, 2018 and December 31, 2017. The allowance for loan losses to total non-performing assets was 122.6% as of June 30, 2018 as compared to 120.2% as of December 31, 2017. Additional detail can be found on page 45 in the Non-Performing Assets and Impaired Loans table and page 25 in the Non-Performing Assets table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $4,438,000 at June 30, 2018, compared to $5,043,000 at December 31, 2017.

Impaired loans were $13,329,000 at June 30, 2018 and $13,926,000 at December 31, 2017. The largest impaired loan relationship at June 30, 2018 consisted of one performing loan to a student housing holding company in the amount of $3,083,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates that was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The loan experienced a secondary modification during the third quarter of 2016 to extend the repayment term and modify the interest rate. The discounted cash flow evaluation at June 30, 2018 resulted in a specific allocation of $0. The second largest impaired loan relationship at June 30, 2018 consisted of a non-performing participation loan to a student housing holding company which was secured by commercial real estate. The Corporation’s share of the loan at June 30, 2018 was $1,976,000. The loan was downgraded to substandard and placed on non-accrual status during the third quarter of 2015 due to the borrower’s inability to reach a break-even rental income, related to the borrower’s failure to meet projected occupancy rates. One participant’s share in the amount of $1,350,000 was repurchased during the third quarter of 2017. The collateral evaluation of the total participation at June 30, 2018 carried a value of $3,187,000, after considering estimated appraisal adjustments and cost to sell of 15%, resulted in the Bank’s specific allocation of $0. The third largest impaired loan relationship at June 30, 2018 consisted of a substandard performing loan to a developer of a residential sub-division in the amount of $1,632,000, which was secured by commercial real estate. The contract was extended and the loan was modified as a TDR during the fourth quarter of 2015 because the weak real estate market has hindered the process of the development plans and expected sales of building lots have not materialized. The loan experienced a subsequent modification during the fourth quarter of 2017 to extend the maturity date to October 2020, reset the interest rate from a floating rate to a fixed rate, commence regular principal and interest payments, and take additional real estate collateral. The discounted cash flow evaluation at June 30, 2018 resulted in a specific allocation of $0.

The Bank estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $13,329,000 in impaired loans at June 30, 2018, none were located outside of the Corporation’s primary market area.

The outstanding recorded investment of loans categorized as TDRs was $9,767,000 as of June 30, 2018 as compared to $9,109,000 as of December 31, 2017. The increase in TDRs at June 30, 2018 as compared to December 31, 2017 is attributable to several modifications completed during the six months ended June 30, 2018, combined with payments and pay-offs on existing TDRs and the Bank’s proactive monitoring of the loan portfolio. Modifications were completed to resume principal and interest payments on non-accrual loans due to a slight improvement in the outlook surrounding the respective borrower’s financial position although the borrower continues to experience financial difficulties. Additional modifications were completed to allow a temporary period of interest only payments due to the deterioration in the respective borrowers’ financial positions. Of the thirty-nine restructured loans at June 30, 2018, nine loans are classified in the Commercial and Industrial portfolio, twenty-nine loans are classified in the Commercial Real Estate portfolio and one loan is classified in the Residential Real Estate portfolio. At June 30, 2018, eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $570,000, were not in compliance with the terms of their restructure, compared to June 30, 2017 when seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $454,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $13,000 were not in compliance with the terms of their restructure. Troubled debt restructurings at June 30, 2018 consisted of sixteen term modifications beyond the original stated term, five interest rate modifications, and seventeen payment modifications. At June 30, 2018, there was also one troubled debt restructuring that experienced all three types of modifications – payment, rate, and term. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. As of June 30, 2018 and December 31, 2017, there were $3,000 and $2,000, respectively in specific allocations attributable to the TDRs. There were no unused commitments attributable to TDRs at June 30, 2018 and December 31, 2017.

During the three months ended June 30, 2018, two Commercial Real Estate loans with a combined outstanding recorded investment of $47,000 that were modified as TDRs during the preceding twelve months had experienced payment defaults, compared to the three months ended June 30, 2017 when no loans that were modified as TDRs during the preceding twelve months had experienced payment defaults. During the six months ended June 30, 2018, two Commercial Real Estate loans with a combined outstanding recorded investment of $47,000 that were modified as TDRs during the preceding twelve months had experienced payment defaults, compared to the six months ended June 30, 2017 when no loans that were modified as TDRs during the preceding twelve months had experienced payment defaults.

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

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2018. Excluding the assets disclosed in the Non-Performing Assets and Impaired Loans tables on page 45 and the Troubled Debt Restructurings section in Note 4 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of June 30, 2018 and December 31, 2017, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Non-Performing Assets
Non-accrual loans	$4,466	$5,090
Foreclosed assets held for resale	1,076	1,071
Loans past-due 90 days or more and still accruing interest	124	70
Total non-performing assets	$5,666	$6,231

Impaired Loans
Non-accrual loans	$4,466	$5,090
Accruing TDRs	8,863	8,836
Total impaired loans	13,329	13,926
Allocated allowance for loan losses	(23)	(327)
Net investment in impaired loans	$13,306	$13,599

Impaired loans with a valuation allowance	$279	$2,646
Impaired loans without a valuation allowance	13,050	11,280
Total impaired loans	$13,329	$13,926

Allocated valuation allowance as a percent of impaired loans	0.2%	2.3%
Impaired loans to total loans	2.3%	2.5%
Non-performing assets to total loans	1.0%	1.1%
Non-performing assets to total assets	0.6%	0.6%
Allowance for loan losses to impaired loans	52.1%	53.8%
Allowance for loan losses to total non-performing assets	122.6%	120.2%

Real estate mortgages comprise 81.8% of the loan portfolio as of June 30, 2018, as compared to 81.1% as of December 31, 2017. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Consumer and commercial retail deposits are attracted primarily by the Bank’s eighteen full service office locations, one loan production office and through its internet banking presence. The Bank offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Bank regularly reviews competing financial institutions’ interest rates, especially when establishing interest rates on certificates of deposit.

Total deposits decreased $53,112,000 to $725,034,000 as of June 30, 2018 as non-interest bearing deposits increased by $4,278,000 and interest bearing deposits decreased by $57,390,000 from year-end 2017. Total deposits decreased due to the withdrawal of funds by municipal depositors through normal, seasonal fluctuations. Demand deposits, savings accounts and certificates of deposit increased from year-end 2017. Total short-term and long-term borrowings increased to $168,012,000 as of June 30, 2018, from $91,296,000 at year-end 2017, an increase of $76,716,000, or 84.0%. Total borrowings increased due to decreased deposit balances and an increase in the balance of the loan portfolio.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first six months of the year, net income less dividends paid increased capital by $1,162,000. Accumulated other comprehensive income (loss) derived from net unrealized gains on debt securities available-for-sale also impacts capital. At December 31, 2017 accumulated other comprehensive income was $1,826,000. Accumulated other comprehensive loss stood at $(3,627,000) at June 30, 2018, a decrease of $5,453,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first six months of 2018 at an overall net gain of $16,000. These fluctuations from net unrealized gains on debt securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of this item with the filing of the March 31, 2015 Call Report.

The Corporation held 231,612 shares of common stock as treasury stock at June 30, 2018 and December 31, 2017. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of June 30, 2018 and December 31, 2017.

Total stockholders’ equity was $113,311,000 as of June 30, 2018, and $116,719,000 as of December 31, 2017.

At June 30, 2018 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of June 30, 2018 and December 31, 2017:

			To Be Well
			Capitalized
			Under Prompt
	June 30,	December 31,	Corrective Action
	2018	2017	Regulations
Tier 1 leverage ratio (to average assets)	8.82%	8.84%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	12.78%	13.06%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.78%	13.06%	8.00%
Total risk-based capital ratio	13.83%	14.21%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of June 30, 2018, the Corporation would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

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

At June 30, 2018, the Corporation had $301,724,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $4,974,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $13,150,000 at June 30, 2018.

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

Net cash flows provided by operating activities were $5,907,000 and $5,549,000 during the six months ended June 30, 2018 and 2017, respectively. Net income amounted to $4,253,000 for the six months ended June 30, 2018 and $4,205,000 for the six months ended June 30, 2017. During the six months ended June 30, 2018 and 2017, net premium amortization on investment securities amounted to $1,742,000 and $2,417,000, respectively. Net cash utilized for originations of mortgage loans originated for resale exceeded cash proceeds (including gains) from sales of mortgage loans originated for resale by $993,000 and $330,000 for the six months ended June 30, 2018 and 2017, respectively. Net securities gains were $37,000 during the six months ended June 30, 2018 and $472,000 during the six months ended June 30, 2017. Other assets increased $95,000 and $38,000 during the six months ended June 30, 2018 and 2017, respectively. Other liabilities increased $89,000 during the six months ended June 30, 2018 and decreased $166,000 during the six months ended June 30, 2017.

Investing activities used cash of $25,931,000 and $16,517,000 during the six months ended June 30, 2018 and 2017, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sales, maturities, and redemptions net against purchases) provided cash of $1,734,000 during the six months ended June 30, 2018 and used cash of $9,362,000 during the six months ended June 30, 2017. Net cash used to originate loans amounted to $25,058,000 during the six months ended June 30, 2018 and $5,189,000 during the six months ended June 30, 2017.

Financing activities provided cash of $21,122,000 and $11,951,000 during the six months ended June 30, 2018 and 2017, respectively. Net deposits used cash of $53,112,000 during the six months ended June 30, 2018 and $34,978,000 during the six months ended June 30, 2017. Short-term borrowings increased by $86,716,000 and $59,440,000 during the six months ended June 30, 2018 and 2017, respectively. Repayment of long-term borrowings used cash of $10,000,000 and $10,062,000 during the six months ended June 30, 2018 and 2017, respectively. Dividends paid amounted to $3,091,000 and $3,066,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Increases in the level of interest rates also may adversely affect the fair value of the Corporation’s securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Corporation’s interest-earning assets, which could adversely affect the Corporation’s results of operations if sold, or, in the case of interest-earning assets classified as available-for-sale, the Corporation’s stockholders’ equity, if retained. Under FASB ASC 320-10, Investment Debt and Equity Securities, changes in the unrealized gains and losses, net of taxes, on debt securities classified as available-for-sale are reflected in the Corporation’s stockholders’ equity. The Corporation does not own any trading assets.

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at June 30, 2018.

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

The table on this page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 10.1%, 19.6% and 27.6% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 4.8% and 3.4% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines, aside from the 300 basis point immediate increase scenario at (27.6)% vs. a policy limit of (25.0)%.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 150 – 200 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the six months ended June 30, 2018, the cost of interest-bearing liabilities averaged 0.99%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 3.97%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At June 30, 2018, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with decreases of 4.7% and 20.7%, respectively. Additionally, net present value is projected to decrease 2.3%, 8.0% and 15.9% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. These scenarios presented are within the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(27.6)%
+200 bp Shock vs. Stable Rate	(19.6)%
+100 bp Shock vs. Stable Rate	(10.1)%
Flat rate
-100 bp Shock vs. Stable Rate	4.8%
-200 bp Shock vs. Stable Rate	3.4%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(15.9)%
+200 bp Shock vs. Stable Rate	(8.0)%
+100 bp Shock vs. Stable Rate	(2.3)%
Flat rate
-100 bp Shock vs. Stable Rate	(4.7)%
-200 bp Shock vs. Stable Rate	(20.7)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2018.

b)	Changes in internal control over financial reporting. There were no other changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2018	―	―	―	120,000
May1 — May 31, 2018	―	―	―	120,000
June 1 — June 30, 2018	―	―	―	120,000
Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2012).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated February 14, 2013).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

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

FIRST KEYSTONE CORPORATION
Registrant

August 8, 2018	/s/ Elaine A. Woodland
Elaine A. Woodland
Interim President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2018	/s/ Diane C.A. Rosler
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

