Form 10-Q
period 2018-09-30
FIRST KEYSTONE CORP
filed 2018-11-08
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒      No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒       No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 5,752,365 shares as of November 7, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share data)	2018	2017
ASSETS
Cash and due from banks	$9,820	$7,913
Interest-bearing deposits in other banks	3,148	826
Total cash and cash equivalents	12,968	8,739
Time deposits with other banks	1,482	1,482
Debt securities available-for-sale	323,586	348,586
Marketable equity securities	1,684	1,632
Restricted investment in bank stocks	8,561	4,058
Loans	597,720	559,397
Allowance for loan losses	(6,871)	(7,487)
Net loans	590,849	551,910
Premises and equipment, net	20,178	20,623
Accrued interest receivable	3,919	4,237
Cash surrender value of bank owned life insurance	22,807	22,354
Investments in low-income housing partnerships	2,188	2,626
Goodwill	19,133	19,133
Foreclosed assets held for resale	983	1,071
Deferred income taxes	2,572	936
Other assets	2,870	2,734
TOTAL ASSETS	$1,013,780	$990,121
LIABILITIES
Deposits:
Non-interest bearing	$133,184	$121,415
Interest bearing	567,495	656,731
Total deposits	700,679	778,146
Short-term borrowings	151,281	26,296
Long-term borrowings	45,000	65,000
Accrued interest payable	740	490
Other liabilities	3,270	3,470
TOTAL LIABILITIES	900,970	873,402
STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of September 30, 2018 and December 31, 2017; issued 0 as of September 30, 2018 and December 31, 2017	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of September 30, 2018 and December 31, 2017; issued 5,983,977 as of September 30, 2018 and 5,950,951 as of December 31, 2017; outstanding 5,752,365 as of September 30, 2018 and 5,719,339 as of December 31, 2017	11,968	11,902
Surplus	37,003	36,193
Retained earnings	74,988	72,507
Accumulated other comprehensive (loss) income	(5,440)	1,826
Treasury stock, at cost, 231,612 shares as of September 30, 2018 and December 31, 2017	(5,709)	(5,709)
TOTAL STOCKHOLDERS’ EQUITY	112,810	116,719
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,013,780	$990,121

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$6,672	$5,662	$18,891	$16,718
Interest and dividend income on investment securities:
Taxable	1,190	1,103	3,392	3,317
Tax-exempt	1,157	1,290	3,526	3,733
Dividends	11	11	32	33
Dividend income on restricted investment in bank stocks	129	89	309	244
Interest on interest-bearing deposits in other banks	10	9	27	26
Total interest income	9,169	8,164	26,177	24,071
INTEREST EXPENSE
Interest on deposits	1,242	1,055	3,807	2,955
Interest on short-term borrowings	750	369	1,324	767
Interest on long-term borrowings	292	363	918	1,111
Total interest expense	2,284	1,787	6,049	4,833
Net interest income	6,885	6,377	20,128	19,238
Provision for loan losses	—	84	50	167
Net interest income after provision for loan losses	6,885	6,293	20,078	19,071
NON-INTEREST INCOME
Trust department	268	203	726	660
Service charges and fees	525	460	1,514	1,357
Bank owned life insurance income	156	160	453	478
ATM fees and debit card income	395	351	1,151	1,034
Gains on sales of mortgage loans	72	81	139	205
Net investment securities gains	18	414	55	886
Other	68	44	193	126
Total non-interest income	1,502	1,713	4,231	4,746
NON-INTEREST EXPENSE
Salaries and employee benefits	2,993	3,050	8,986	8,823
Occupancy, net	418	423	1,317	1,340
Furniture and equipment	159	146	451	422
Computer expense	250	252	743	765
Professional services	262	201	794	634
Pennsylvania shares tax	214	157	613	568
FDIC insurance	78	81	234	241
ATM and debit card fees	207	184	574	509
Data processing fees	258	248	791	734
Foreclosed assets held for resale expense	46	13	121	119
Advertising	181	146	391	408
Other	541	780	2,163	2,047
Total non-interest expense	5,607	5,681	17,178	16,610
Income before income tax expense	2,780	2,325	7,131	7,207
Income tax expense	184	269	282	946
NET INCOME	$2,596	$2,056	$6,849	$6,261
PER SHARE DATA
Net income per share:
Basic	$0.45	$0.36	$1.19	$1.10
Diluted	0.45	0.36	1.19	1.10
Dividends per share	0.27	0.27	0.81	0.81

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Net Income	$2,596	$2,056

Other comprehensive (loss):
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(485) and $134, respectively	(1,824)	251

Less reclassification adjustment for net losses (gains) included in net income, net of income taxes of $3 and $(140), respectively (a) (b)	10	(274)

Total other comprehensive (loss)	(1,814)	(23)

Total Comprehensive Income	$782	$2,033

(a) Gross amounts are included in net securities gains on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2018	2017
Net Income	$6,849	$6,261

Other comprehensive (loss) income:
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(1,858) and $1,874, respectively	(6,990)	3,619

Less reclassification adjustment for net gains included in net income, net of income taxes of $(1) and $(301), respectively (a) (b)	(2)	(585)

Total other comprehensive (loss) income	(6,992)	3,034

Total Comprehensive (Loss) Income	$(143)	$9,295

(a) Gross amounts are included in net securities gains on the Consolidated Statements of Income in non-interest income.

(b) Income tax amounts are included in income tax expense on the Consolidated Statements of Income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
(Dollars in thousands, except per share data)	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity

Balance at January 1, 2018	5,950,951	$11,902	$36,193	$72,507	$1,826	$(5,709)	$116,719
Net Income				6,849			6,849
Other comprehensive loss, net of taxes					(6,992)		(6,992)
Issuance of common stock under dividend reinvestment plan	33,026	66	810				876
Impact of adoption of accounting standards[1]				274	(274)		—
Dividends - $0.81 per share				(4,642)			(4,642)
Balance at September 30, 2018	5,983,977	$11,968	$37,003	$74,988	$(5,440)	$(5,709)	$112,810

Balance at January 1, 2017	5,904,563	$11,809	$35,047	$70,004	$(1,419)	$(5,756)	$109,685
Net Income				6,261			6,261
Other comprehensive income, net of taxes					3,034		3,034
Issuance of common stock under dividend reinvestment plan	34,790	70	862				932
Dividends - $0.81 per share				(4,603)			(4,603)
Balance at September 30, 2017	5,939,353	$11,879	$35,909	$71,662	$1,615	$(5,756)	$115,309

1Represents the impact of adopting Accounting Standard Updates (“ASU”) 2018-02 and ASU 2016-01 effective January 1, 2018. See Note 2 to the consolidated financial statements for more information.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

(Dollars in thousands)	2018	2017
OPERATING ACTIVITIES
Net income	$6,849	$6,261
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	167
Depreciation and amortization	796	841
Net premium amortization on investment securities	2,589	3,544
Deferred income tax expense	224	25
Gains on sales of mortgage loans	(139)	(205)
Proceeds from sales of mortgage loans originated for resale	6,718	6,749
Originations of mortgage loans originated for resale	(7,086)	(7,846)
Net securities gains	(55)	(886)
Net losses (gains) on sales of foreclosed real estate held for resale, including write-downs	162	(26)
Decrease (increase) in accrued interest receivable	318	(117)
Earnings on investment in bank owned life insurance	(453)	(478)
Net gains on disposals of premises and equipment	(12)	—
(Increase) decrease in other assets	(136)	110
Amortization of investment in real estate ventures	438	121
Increase in accrued interest payable	250	78
Decrease in other liabilities	(279)	(436)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,234	7,902

INVESTING ACTIVITIES
Proceeds from sales of investment securities available-for-sale	33,274	77,710
Proceeds from maturities and redemptions of investment securities available-for-sale	17,467	15,518
Purchases of investment securities available-for-sale	(37,179)	(72,735)
Proceeds from maturities and redemptions of investment securities held-to-maturity	—	4
Net change in restricted investment in bank stocks	(4,503)	1,005
Net increase in loans	(38,756)	(19,291)
Purchases of premises and equipment	(323)	(173)
Purchase of investment in real estate venture	—	(239)
Proceeds from sales of foreclosed assets held for resale	263	398
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(29,757)	2,197

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(77,467)	33,734
Net increase (decrease) in short-term borrowings	124,985	(28,081)
Proceeds from long-term borrowings	3,000	—
Repayment of long-term borrowings	(23,000)	(10,094)
Common stock issued	876	932
Dividends paid	(4,642)	(4,603)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,752	(8,112)
INCREASE IN CASH AND CASH EQUIVALENTS	4,229	1,987
CASH AND CASH EQUIVALENTS, BEGINNING	8,739	9,128
CASH AND CASH EQUIVALENTS, ENDING	$12,968	$11,115
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$5,799	$4,755
Income taxes paid	328	1,200
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Loans transferred to foreclosed assets held for resale	337	177
Loans transferred from held for sale portfolio	(611)	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2018, are not necessarily indicative of the results for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

For comparative purposes, certain 2017 balances have been reclassified to conform to the 2018 presentation. Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). This ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) are recorded. Effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Corporation elected to early adopt this standard update, effective January 1, 2018. Adoption resulted in a reclassification between retained earnings and accumulated other comprehensive loss of $360,000 at January 1, 2018, which is included in the consolidated statements of changes in stockholders’ equity.

Pending ASUs:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  For public business entities, ASU No. 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted. The Corporation is currently assessing the effect that ASU No. 2016-02 will have on its results of operations, financial position and cash flows as it applies to the Corporation’s three leased properties. In July 2018, The Financial Accounting Standards Board (“FASB”) issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this Update will provide entities with an additional (and optional) transition method to adopt the new lease requirements by allowing entities to initially apply the requirements by recognizing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in the Update provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. The effective date of the Update will be the same date for those entities that have not yet adopted the Update 2016-02 as their adoption thereof. The Corporation is currently assessing the impact that this guidance will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. While the Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact of the new standard will have on the Corporation’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as: forming an internal committee, gathering pertinent data, consulting with outside professionals, and subscribed to a new software system.

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

In August 2018, The Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement. The amendments in this Update removed required disclosures regarding as follows: 1. The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2. The policy for timing of transfers between levels, 3. The valuation processes for Level 3 fair value measurements, and 4. The Update modified the disclosure requirements on fair value measurements in Topic 820: 1. The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and 2. The range and weighted average significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Corporation will be assessing the impact that this guidance will have on its consolidated financial statements and related disclosures.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “Available-For-Sale” were as follows at September 30, 2018 and December 31, 2017:

	Debt Securities Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2018:
U.S. Treasury securities	$5,294	$—	$(23)	$5,271
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	68,259	2	(2,097)	66,164
Other	19,809	22	(655)	19,176
Obligations of state and political subdivisions	193,602	1,043	(3,809)	190,836
Asset backed securities	14,632	1	(70)	14,563
Corporate debt securities	28,877	1	(1,302)	27,576
Total	$330,473	$1,069	$(7,956)	$323,586

	Debt Securities Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2017:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	82,825	210	(1,175)	81,860
Other	22,409	132	(308)	22,233
Obligations of state and political subdivisions	211,743	4,690	(911)	215,522
Asset backed securities	—	—	—	—
Corporate debt securities	29,645	90	(764)	28,971
Total	$346,622	$5,122	$(3,158)	$348,586

Securities Available-for-Sale with an aggregate fair value of $173,729,000 at September 30, 2018 and $290,104,000 at December 31, 2017, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, debtor in possession funds and the Federal Discount Window aggregating $136,669,000 at September 30, 2018 and $224,659,000 at December 31, 2017.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at September 30, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
	Debt Securities Available-For-Sale
		U.S. Government	Obligations
		Corporations &	of State	Asset	Corporate
	U.S. Treasury	Agencies	& Political	Backed	Debt
(Dollars in thousands)	Securities	Obligations[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$ ―	$1,598	$—	$—
Fair value	—	―	1,601	—	—

1 - 5 Years:
Amortized cost	5,294	17,259	26,654	—	16,339
Fair value	5,271	16,654	26,221	—	15,777

5 - 10 Years:
Amortized cost	―	30,564	63,098	10,050	12,538
Fair value	―	28,926	61,759	10,000	11,799

After 10 Years:
Amortized cost	―	40,245	102,252	4,582	—
Fair value	―	39,760	101,255	4,563	—

Total:
Amortized cost	$5,294	$88,068	$193,602	$14,632	$28,877
Fair value	5,271	85,340	190,836	14,563	27,576

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at September 30, 2018. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Available-for-Sale debt securities for the three months ended September 30, 2018 and 2017 were $19,236,000 and $25,718,000, respectively. Gross gains realized on these sales were $49,000 and $414,000, respectively. Gross losses realized on these sales were $62,000 and $0, respectively. There were no impairment losses realized on Available-for-Sale debt securities during the three months ended September 30, 2018 or 2017.

Proceeds from sales of investments in Available-for-Sale debt securities for the nine months ended September 30, 2018 and 2017 were $33,274,000 and $77,710,000, respectively. Gross gains realized on these sales were $99,000 and $949,000, respectively. Gross losses realized on these sales were $96,000 and $63,000, respectively. There were no impairment losses realized on Available-for-Sale debt securities during the nine months ended September 30, 2018 or 2017.

At September 30, 2018 and December 31, 2017, the Corporation had $1,684,000 and $1,632,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains net of tax of $634,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the nine months ended September 30, 2018:

Nine months ended
(Dollars in thousands)	September 30, 2018
Net gains and (losses) recognized during the period on equity securities	$52
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$52

There were no proceeds from sales of investments in Held-to-Maturity debt securities during the first nine months of 2018 or 2017. Therefore, there were no gains or losses realized during these periods.

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

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at September 30, 2018 or December 31, 2017.

In accordance with disclosures required by FASB ASC 320-10-50, Investments – Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of September 30, 2018 and December 31, 2017:

September 30, 2018

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Debt Securities Available-for-Sale:
U.S. Treasury securities	$5,271	$(23)	$ ―	$ ―	$5,271	$(23)
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	4,230	(97)	56,232	(2,000)	60,462	(2,097)
Other	8,418	(71)	6,901	(584)	15,319	(655)
Obligations of state and political subdivisions	81,246	(1,266)	49,676	(2,543)	130,922	(3,809)
Asset backed securities	8,970	(341)	15,105	(961)	24,075	(1,302)
Corporate debt securities	9,543	(70)	—	—	9,543	(70)
	$117,678	$(1,868)	$127,914	$(6,088)	$245,592	$(7,956)

December 31, 2017

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	30,555	(300)	33,943	(875)	64,498	(1,175)
Other	2,905	(4)	7,179	(304)	10,084	(308)
Obligations of state and political subdivisions	36,149	(329)	22,566	(582)	58,715	(911)
Asset backed securities	—	—	—	—	—	—
Corporate debt securities	6,746	(24)	15,174	(740)	21,920	(764)
	$76,355	$(657)	$78,862	$(2,501)	$155,217	$(3,158)

The Corporation invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 94 debt securities with a less than one year unrealized loss position, or any of their 84 debt securities with a one year or greater unrealized loss position as of September 30, 2018, represent an other-than-temporary impairment, as the unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $710,000 and $834,000 at September 30, 2018 and December 31, 2017, respectively.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, the amount of the reserve for unfunded lending commitments was $138,000 and $116,000, respectively.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of September 30, 2018 and December 31, 2017:

		Commercial and
		Industrial		Commercial Real Estate
		September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)		2018	2017	2018	2017
Grade:
1-6	Pass	$95,411	$97,832	$311,538	$276,682
7	Special Mention	397	10	9,673	1,514
8	Substandard	1,187	1,334	11,112	12,210
9	Doubtful	―	―	―	―
Add (deduct): Unearned discount and		―	―	―	―
Net deferred loan fees and costs		151	161	664	564
Total loans		$97,146	$99,337	$332,987	$290,970

		Residential Real Estate
		Including Home Equity		Consumer Loans
		September 30,	December 31,	September 30,	December 31,
		2018	2017	2018	2017
Grade:
1-6	Pass	$159,916	$161,405	$5,936	$5,997
7	Special Mention	122	124	1	52
8	Substandard	1,576	1,444	10	24
9	Doubtful	―	―	―	―
Add (deduct): Unearned discount and		—	(1)	―	―
Net deferred loan fees and costs		(67)	(47)	93	92
Total loans		$161,547	$162,925	$6,040	$6,165

		Total Loans
		September 30,	December 31,
		2018	2017
Grade:
1-6	Pass	$572,801	$541,916
7	Special Mention	10,193	1,700
8	Substandard	13,885	15,012
9	Doubtful	―	―
Add (deduct): Unearned discount and		—	(1)
Net deferred loan fees and costs		841	770
Total loans		$597,720	$559,397

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $33,534,000 and $2,203,000 at September 30, 2018 and $40,926,000 and $2,315,000 at December 31, 2017. Loans held for sale amounted to $710,000 at September 30, 2018 and $834,000 at December 31, 2017.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer	Unallocated		Total
As of and for the three month period ended September 30, 2018:
Allowance for Loan Losses:
Beginning balance	$907	$3,980	$1,688	$105		$266	$6,946
Charge-offs	(10)	(117)	(25)	(14)		—	(166)
Recoveries	30	60	—	1		—	91
Provision	(169)	(385)	18	19		517	—
Ending Balance	$758	$3,538	$1,681	$111		$783	$6,871

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer	Unallocated		Total
As of and for the nine month period ended September 30, 2018:
Allowance for Loan Losses:
Beginning balance	$949	$4,067	$1,656	$111		$704	$7,487
Charge-offs	(18)	(577)	(131)	(35)		—	(761)
Recoveries	31	60	—	4		—	95
Provision	(204)	(12)	156	31		79	50
Ending Balance	$758	$3,538	$1,681	$111		$783	$6,871
Ending balance: individually evaluated for impairment	$ ―	$2	$16	$ ―	$	―	$18
Ending balance: collectively evaluated for impairment	$758	$3,536	$1,665	$111		$783	$6,853

Loans Receivable:
Ending Balance	$97,146	$332,987	$161,547	$6,040	$	―	$597,720
Ending balance: individually evaluated for impairment	$1,157	$10,938	$857	$ ―	$	―	$12,952
Ending balance: collectively evaluated for impairment	$95,989	$322,049	$160,690	$6,040	$	―	$584,768

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer	Unallocated		Total
As of and for the three month period ended September 30, 2017:
Allowance for Loan Losses:
Beginning balance	$845	$4,582	$1,712	$103		$111	$7,353
Charge-offs	—	—	—	(25)		—	(25)
Recoveries	1	25	9	1		—	36
Provision	55	(35)	30	35		(1)	84
Ending Balance	$901	$4,572	$1,751	$114		$110	$7,448

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the nine month period ended September 30, 2017:
Allowance for Loan Losses:
Beginning balance	$836	$4,421	$1,777		$95		$228	$7,357
Charge-offs	—	(97)	(61)		(59)		—	(217)
Recoveries	74	52	9		6		—	141
Provision	(9)	196	26		72		(118)	167
Ending Balance	$901	$4,572	$1,751		$114		$110	7,448
Ending balance: individually evaluated for impairment	$ ―	$161	$16	$	―	$	―	$177
Ending balance: collectively evaluated for impairment	$901	$4,411	$1,735		$114		$110	$7,271

Loans Receivable:
Ending Balance	$93,236	$276,849	$166,458		$6,242	$	―	$542,785
Ending balance: individually evaluated for impairment	$1,218	$13,992	$976	$	―	$	―	$16,186
Ending balance: collectively evaluated for impairment	$92,018	$262,857	$165,482		$6,242	$	―	$526,599

	Commercial	Commercial	Residential
(Dollars in thousands)	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the year ended December 31, 2017
Allowance for Loan Losses:
Beginning balance	$836	$4,421	$1,777		$95		$228	$7,357
Charge-offs	—	(189)	(62)		(82)		—	(333)
Recoveries	74	103	9		10		—	196
Provision	39	(268)	(68)		88		476	267
Ending Balance	$949	$4,067	$1,656		$111		$704	$7,487
Ending balance: individually evaluated for impairment	$—	$305	$22		$—		$—	$327
Ending balance: collectively evaluated for impairment	$949	$3,762	$1,634		$111		$704	$7,160

Loans Receivable:
Ending Balance	$99,337	$290,970	$162,925		$6,165		$—	$559,397
Ending balance: individually evaluated for impairment	$1,203	$11,673	$1,050		$—		$—	$13,926
Ending balance: collectively evaluated for impairment	$98,134	$279,297	$161,875		$6,165		$—	$545,471

Of the $983,000 in foreclosed assets held for resale at September 30, 2018, $88,000 was represented by residential real estate, $39,000 was represented by land, and $856,000 was represented by commercial real estate. Of the $1,071,000 in foreclosed assets held for resale at December 31, 2017, $15,000 was represented by residential real estate, $50,000 was represented by land, and $1,006,000 was represented by commercial real estate. At September 30, 2018 and December 31, 2017, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $858,000 at September 30, 2018 and $485,000 at December 31, 2017. These balances were not included in foreclosed assets held for resale at September 30, 2018 or December 31, 2017.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding recorded investment of TDRs as of September 30, 2018 and December 31, 2017 was $9,555,000 and $9,109,000, respectively. The increase in TDRs at September 30, 2018 as compared to December 31, 2017 is attributable to several modifications completed during the nine months ended September 30, 2018, combined with payments and pay-offs on existing TDRs and the Bank’s proactive monitoring of the loan portfolio. Modifications were completed to resume principal and interest payments on non-accrual loans due to a slight improvement in the outlook surrounding the respective borrower’s financial position although the borrower continues to experience financial difficulties. Additional modifications were completed to allow a temporary period of interest only payments or extend the maturity date of the loan due to deterioration in the respective borrowers’ financial positions. There were no unfunded commitments on TDRs at September 30, 2018 and December 31, 2017.

During the three months ended September 30, 2018, one loan with a post modification balance of $26,000 was modified as a TDR as compared to the same period in 2017, when no loans were modified as TDRs. The loan modifications for the three months ended September 30, 2018 consisted of one term modification.

During the nine months ended September 30, 2018, ten loans with a combined post modification balance of $1,180,000 were modified as TDRs as compared to the same period in 2017, when two loans with a combined post modification balance of $110,000 were classified as TDRs. The loan modifications for the nine months ended September 30, 2018 consisted of one rate modification, two term modifications, and seven payment modifications. The loan modifications for the nine months ended September 30, 2017 consisted of two payment modifications.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

	September 30	December 31,
(Dollars in thousands)	2018	2017
Non-accrual TDRs	$844	$273
Accruing TDRs	8,711	8,836
Total	$9,555	$9,109

At September 30, 2018, ten Commercial Real Estate loans classified as TDRs with a combined recorded investment of $561,000 were not in compliance with the terms of their restructure, compared to September 30, 2017 when eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $469,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $12,000 were not in compliance with the terms of their restructure.

During the three months ended September 30, 2018, three Commercial Real Estate loans with a combined outstanding recorded investment of $144,000 that were modified as TDRs during the preceding twelve months had experienced payment defaults, compared to the three months ended September 30, 2017 when no loans that were modified as TDRs during the preceding twelve months had experienced payment defaults. During the nine months ended September 30, 2018, five Commercial Real Estate loans with a combined outstanding recorded investment of $190,000 that were modified as TDRs during the preceding twelve months had experienced payment defaults, compared to the nine months ended September 30, 2017 when no loans that were modified as TDRs during the preceding twelve months had experienced payment defaults.

The following table presents information regarding the loan modifications categorized as TDRs during the three and nine months ended September 30, 2018 and the nine months ended September 30, 2017. No loans were modified as TDRs during the three months ended September 30, 2017.

Three Months Ended September 30, 2018
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
(Dollars in thousands)	of Contracts	Investment	Investment	Investment
Commercial and Industrial	—	$—	$—	$—
Commercial Real Estate	—	—	—	—
Residential Real Estate	1	26	26	26
Total	1	$26	$26	$26

	Nine Months Ended September 30, 2018
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
(Dollars in thousands)	of Contracts	Investment	Investment	Investment
Commercial and Industrial	3	$751	$751	$735
Commercial Real Estate	6	386	403	290
Residential Real Estate	1	26	26	26
Total	10	$1,163	$1,180	$1,051

	Nine Months Ended September 30, 2017
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
(Dollars in thousands)	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$38	$38	$37
Commercial Real Estate	1	72	72	70
Residential Real Estate	—	—	—	—
Total	2	$110	$110	$107

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three and nine months ended September 30, 2018 and the nine months ended September 30, 2017 with the total number of each type of modification performed. No loans were modified as TDRs during the three months ended September 30, 2017.

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	—	—	—	—	―	—	3	3
Commercial Real Estate	—	—	—	—	1	1	4	6
Residential Real Estate	—	1	—	1	—	1	—	1
Total	—	1	—	1	1	2	7	10

	Nine Months Ended September 30, 2017
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	―	—	1	1
Commercial Real Estate	―	—	1	1
Residential Real Estate	—	—	—	—
Total	―	—	2	2

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,157	$1,157	$—	$1,203	$1,203	$—
Commercial Real Estate	10,854	13,837	—	9,199	11,383	—
Residential Real Estate	648	698	—	878	1,024	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	84	84	2	2,474	3,889	305
Residential Real Estate	209	209	16	172	172	22
Total	$12,952	$15,985	$18	$13,926	$17,671	$327

Total consists of:
Commercial and Industrial	$1,157	$1,157	$—	$1,203	$1,203	$—
Commercial Real Estate	$10,938	$13,921	$2	$11,673	$15,272	$305
Residential Real Estate	$857	$907	$16	$1,050	$1,196	$22

At September 30, 2018 and December 31, 2017, $9,555,000 and $9,109,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $2,000, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2018		September 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,165	$4	$1,225	$5
Commercial Real Estate	11,024	102	11,353	127
Residential Real Estate	985	7	813	1

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	85	1	2,271	2
Residential Real Estate	209	—	163	―
Total	$13,468	$114	$15,825	$135

Total consists of:
Commercial and Industrial	$1,165	$4	$1,225	$5
Commercial Real Estate	$11,109	$103	$13,624	$129
Residential Real Estate	$1,194	$7	$976	$1

Of the $114,000 and $135,000 in interest income recognized on impaired loans for the three months ended September 30, 2018 and 2017, respectively, $6,000 and $1,000 in interest income was recognized with respect to non-accrual loans.

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2018		September 30, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,180	$13	$1,240	$21
Commercial Real Estate	10,650	308	11,730	376
Residential Real Estate	946	9	910	2

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	835	2	1,498	2
Residential Real Estate	174	—	229	—
Total	$13,785	$332	$15,607	$401

Total consists of:
Commercial and Industrial	$1,180	$13	$1,240	$21
Commercial Real Estate	$11,485	$310	$13,228	$378
Residential Real Estate	$1,120	$9	$1,139	$2

Of the $332,000 and $401,000 in interest income recognized on impaired loans for the nine months ended September 30, 2018 and 2017, respectively, $6,000 and $18,000 in interest income was recognized with respect to non-accrual loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Commercial and Industrial	$764	$798
Commercial Real Estate	2,705	3,302
Residential Real Estate	772	990
Total non-accrual loans	4,241	5,090
Foreclosed assets held for resale	983	1,071
Loans past-due 90 days or more and still accruing interest	391	70
Total non-performing assets	$5,615	$6,231

The following tables present the classes of the loan portfolio summarized by past-due status at September 30, 2018 and December 31, 2017:

							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
September 30, 2018:
Commercial and Industrial	$135	$25	$246	$406	$96,740	$97,146	$246
Commercial Real Estate	795	647	2,277	3,719	329,268	332,987	145
Residential Real Estate	1,261	457	679	2,397	159,150	161,547	—
Consumer	15	8	—	23	6,017	6,040	—
Total	$2,206	$1,137	$3,202	$6,545	$591,175	$597,720	$391

							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
December 31, 2017:
Commercial and Industrial	$68	$42	$—	$110	$99,227	$99,337	$—
Commercial Real Estate	603	201	2,606	3,410	287,560	290,970	50
Residential Real Estate	1,952	484	584	3,020	159,905	162,925	20
Consumer	21	2	—	23	6,142	6,165	—
Total	$2,644	$729	$3,190	$6,563	$552,834	$559,397	$70

At September 30, 2018, commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit totaling $1,249,000 that was associated with a loan to a developer of a residential sub-division compared to December 31, 2017 when commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit in the amount of $1,249,000 associated with a loan to a developer of a residential sub-division and two irrevocable letters of credit totaling $19,000 that were associated with a loan to non-profit community recreation facility.

NOTE 5 — DEPOSITS

Major classifications of deposits at September 30, 2018 and December 31, 2017 consisted of:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Non-interest bearing demand	$133,184	$121,415
Interest bearing demand	199,746	265,379
Savings	171,168	183,724
Time certificates of deposits less than $250,000	171,467	171,556
Time certificates of deposits $250,000 or greater	23,333	34,933
Other time deposits	1,781	1,139
Total deposits	$700,679	$778,146

Total Deposits decreased $77,467,000 to $700,679,000 as of September 30, 2018 due to the declining balances of highly rate sensitive municipal depositors and the migration of approximately 80% of the Bank’s largest depositor to a non-bank competitor.

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings. Short-term borrowings and weighted–average interest rates at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Federal funds purchased	$—	2.19%	$—	1.82%
Securities sold under agreements to repurchase	13,836	0.49%	22,844	0.41%
Federal Discount Window	—	2.19%	—	1.71%
Federal Home Loan Bank	137,445	2.11%	3,452	1.16%
	$151,281	1.84%	$26,296	0.97%

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2018 and December 31, 2017.

		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(Dollars in thousands)	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
September 30, 2018
Repurchase agreements (a)	$13,836	$ ―	$13,836	$(13,836)	$ ―	$	―

December 31, 2017
Repurchase agreements (a)	$22,844	$ ―	$22,844	$(22,844)	$ ―	$	―

(a) As of September 30, 2018 and December 31, 2017, the fair value of securities pledged in connection with repurchase agreements was $15,875,000 and $26,023,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2018:

	Remaining Contractual Maturity of the Agreements
	Overnight					Greater
	and	Up to		30 -90		than
(Dollars in thousands)	Continuous	30 days		Days		90 Days	Total
September 30, 2018:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$13,836	$	―	$	―	$ ―	$13,836
Total	$13,836	$	―	$	―	$ ―	$13,836

Long-Term Borrowings

Long-term borrowings are comprised of advances from FHLB. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The principal assets are real estate mortgages and certain investment securities.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position or results of operations of the Corporation.

NOTE 8 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at September 30, 2018 and December 31, 2017, were as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$120,933	$90,373
Financial standby letters of credit	$430	$450
Performance standby letters of credit	$3,104	$2,901

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At September 30, 2018, the Corporation had $494,534,000 in loans secured by real estate, which represented 82.7% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of September 30, 2018 and December 31, 2017, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

Financial Assets Measured at Fair Value on a Recurring Basis

At September 30, 2018 and December 31, 2017, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2018
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$5,271	$—	$5,271
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	—	66,164	—	66,164
Other	—	19,176	—	19,176
Obligations of state and political subdivisions	—	190,836	—	190,836
Asset backed securities	—	14,563	—	14,563
Corporate debt securities	—	27,576	—	27,576
Total debt securities available-for-sale	—	323,586	—	323,586
Marketable equity securities	1,684	—	—	1,684
Total recurring fair value measurements	$1,684	$323,586	$—	$325,270

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	81,860	—	81,860
Other	—	22,233	—	22,233
Obligations of state and political subdivisions	—	215,522	—	215,522
Asset backed securities	—	—	—	—
Corporate debt securities	—	28,971	—	28,971
Total debt securities available-for-sale	—	348,586	—	348,586
Marketable equity securities	1,632	—	—	1,632
Total recurring fair value measurements	$1,632	$348,586	$—	$350,218

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2018 and December 31, 2017, impaired loans measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1		Level 2		Level 3	Total
Assets at September 30, 2018
Impaired loans:
Commercial Real Estate	$	―	$	―	$5,215	$5,215
Residential Real Estate		―		―	378	378
Total impaired loans	$	―	$	―	$5,593	$5,593

(Dollars in thousands)	Level 1		Level 2		Level 3	Total
Assets at December 31, 2017
Impaired loans:
Commercial Real Estate		$—		$—	$5,498	$5,498
Residential Real Estate		—		—	254	254
Total impaired loans		$—		$—	$5,752	$5,752

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2018 and December 31, 2017, foreclosed assets held for resale measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1		Level 2		Level 3	Total
Assets at September 30, 2018
Foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$856	$856
Residential Real Estate		—		—	—	—
Total foreclosed assets held for resale	$	―	$	―	$856	$856

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2017
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$81	$81
Residential Real Estate	—	—	13	13
Total foreclosed assets held for resale	$—	$—	$94	$94

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
(Dollars in thousands)	Estimate	Valuation Technique	Unobservable Input	Range	Average
September 30, 2018
Impaired loans	$2,443	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) – (82%)	(17%	)
Impaired loans	$3,150	Discounted cash flow	Discount rate	(6%) – (7%)	(7%	)
Foreclosed assets held for resale	$856	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(16%) – (35%)	(18%	)

December 31, 2017
Impaired loans	$2,495	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(7%) – (65%)	(15%	)
Impaired loans	$3,257	Discounted cash flow	Discount rate	(7%) – (8%)	(7%	)
Foreclosed assets held for sale	$94	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(35%) – (37%)	(36%	)

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

	Carrying	Fair Value Measurements at September 30, 2018
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,820	$9,820	$ ―	$ ―	$9,820
Interest-bearing deposits in other banks	3,148	—	3,148	—	3,148
Time deposits with other banks	1,482	—	1,469	—	1,469
Debt securities available-for-sale	323,586	—	323,586	—	323,586
Marketable equity securities	1,684	1,684	—	—	1,684
Restricted investment in bank stocks	8,561	—	8,561	—	8,561
Net loans	590,849	—	—	582,459	582,459
Mortgage servicing rights	329	—	—	329	329
Accrued interest receivable	3,919	—	3,919	—	3,919

FINANCIAL LIABILITIES:
Core deposits	504,098	—	504,098	—	504,098
Time deposits	196,581	—	193,304	—	193,304
Short-term borrowings	151,281	—	151,402	—	151,402
Long-term borrowings	45,000	—	44,739	—	44,739
Accrued interest payable	740	—	740	—	740

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―	―	―	―

	Carrying	Fair Value Measurements at December 31, 2017
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$7,913	$7,913	$—	$—	$7,913
Interest-bearing deposits in other banks	826	—	826	—	826
Time deposits with other banks	1,482	—	1,482	—	1,482
Debt securities available-for-sale	348,586	—	348,586	—	348,586
Marketable equity securities	1,632	1,632	—	—	1,632
Restricted investment in bank stocks	4,058	—	4,058	—	4,058
Net loans	551,910	—	—	550,696	550,696
Mortgage servicing rights	379	—	—	379	379
Accrued interest receivable	4,237	—	4,237	—	4,237

FINANCIAL LIABILITIES:
Core deposits	570,518	—	570,518	—	570,518
Time deposits	207,628	—	206,299	—	206,299
Short-term borrowings	26,296	—	26,296	—	26,296
Long-term borrowings	65,000	—	65,336	—	65,336
Accrued interest payable	490	—	490	—	490

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

NOTE 10 — REVENUE RECOGNITION

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Corporation and, therefore, are not included in our Consolidated Financial Statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of September 30, 2018 and December 31, 2017, the fair value of trust assets under management was $107,205,000 and $111,130,000, respectively. The costs of acquiring asset management customers are incremental and recognized within the non-interest expense of the consolidated statements of income.

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

NOTE 11 — EARNINGS PER SHARE

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

	Three Months Ended
	September 30,
(In thousands, except earnings per share)	2018	2017
Net income	$2,596	$2,056
Weighted-average common shares outstanding	5,742	5,695
Basic earnings per share	$0.45	$0.36

Weighted-average common shares outstanding	5,742	5,695
Common stock equivalents due to effect of stock options	—	2
Total weighted-average common shares and equivalents	5,742	5,697
Diluted earnings per share	$0.45	$0.36

	Nine Months Ended
	September 30,
(In thousands, except earnings per share)	2018	2017
Net income	$6,849	$6,261
Weighted-average common shares outstanding	5,731	5,683
Basic earnings per share	$1.19	$1.10

Weighted-average common shares outstanding	5,731	5,683
Common stock equivalents due to effect of stock options	—	2
Total weighted-average common shares and equivalents	5,731	5,685
Diluted earnings per share	$1.19	$1.10

Item 2.	First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2018 compared to quarter ended September 30, 2017

First Keystone Corporation realized earnings for the three months ended September 30, 2018 of $2,596,000, an increase of $540,000, or 26.3% from the third quarter of 2017. The increase in net income for the three months ended September 30, 2018 was primarily due to an increase in interest income and fees on loans as well as an increase in service charges and fees compared to the three months ended September 30, 2017.

On a per share basis, for the three months ended September 30, 2018, net income was $0.45 versus $0.36 for the same three month period of 2017. Cash dividends amounted to $0.27 per share for the three months ended September 30, 2018 and 2017.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the three months ended September 30, 2018, interest income amounted to $9,169,000, an increase of $1,005,000 or 12.3% from the three months ended September 30, 2017, while interest expense amounted to $2,284,000 in the three months ended September 30, 2018, an increase of $497,000, or 27.8% from the three months ended September 30, 2017. As a result, net interest income increased $508,000 or 8.0% to $6,885,000 from $6,377,000 for the same period in 2017.

The Corporation’s net interest margin for the three months ended September 30, 2018 was 3.21% compared to 3.05% for same period in 2017. The increase in net interest margin was a result of an increase in yield on the loan portfolio.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30, 2018 and September 30, 2017 was $0 and $84,000, respectively. The decrease in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $75,000 and net recoveries of $11,000 for the three months ended September 30, 2018 and 2017, respectively. See Allowance for Loan Losses on page 41 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,502,000 for the three months ended September 30, 2018, as compared to $1,713,000 for the same period in 2017, a decrease of $211,000, or 12.3%. The decrease was mainly the result of a decrease in gains taken on the sales of securities in 2018. ATM fees and debit card income increased $44,000 or 12.5% to $395,000 for the three months ended September 30, 2018. Service charges and fee income increased $65,000 or 14.1% primarily due to increases in certain deposit account fees and transaction fees implemented in 2018. Gains on sales of mortgage loans decreased $9,000 or 11.1% due to a decrease in loans originated with intent to sell. Net securities gains decreased $396,000 to $18,000 for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

NON-INTEREST EXPENSE

Total non-interest expense was $5,607,000 for the three months ended September 30, 2018, as compared to $5,681,000 for the three months ended September 30, 2017. Non-interest expense decreased $74,000 or 1.3%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,993,000 or 53.4% of total non-interest expense for the three months ended September 30, 2018, as compared to $3,050,000 or 53.7% for the same three months of 2017. The decrease was primarily due to lower overall health care costs during the three months ended September 30, 2018.

Net occupancy, furniture and equipment, and computer expense amounted to $827,000 for the three months ended September 30, 2018, an increase of $6,000 or 0.7%. Professional services increased $61,000 or 30.4% to $262,000 in the three months ended September 30, 2018. This increase was due to a combination of legal fees and accounting services regarding the form S-3 consent for the Bank’s dividend reinvestment plan. Pennsylvania shares tax expense amounted to $214,000 for the three months ended September 30, 2018, an increase of $57,000 or 36.3% as compared to the same three months in 2017.

FDIC insurance expense decreased $3,000 or 3.7% for the three months ended September 30, 2018. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. ATM and debit card fees expense amounted to $207,000 for the three months ended September 30, 2018, an increase of $23,000 or 12.5% as compared to the same three months of 2017. Data processing expenses increased $10,000 or 4.0% to $258,000 for the three months ended September 30, 2018 as compared to the same three months of 2017. Foreclosed assets held for resale expense increased $33,000 in the third quarter of 2018 as the result of expenses related to the sale of two OREO properties during the period. Advertising expense increased $35,000 or 24.0% during the three months ended September 30, 2018. This increase was mainly due to an increase in media and print advertising during the period.

Other non-interest expense amounted to $541,000 for the three months ended September 30, 2018, a decrease of $239,000 or 30.6% as compared to the three months ended September 30, 2017. This was due to a decrease in collections related legal fees as compared to the same period in 2017, the right of set-off taken from a customer’s deposit account to cover expenses paid by the Bank after repurchasing a participant’s share of the loan participation and, a decrease in the provision for unfunded commitments during the period due to an increase in utilization of available credit on commercial and industrial loans and commercial real estate construction loans.

INCOME TAXES

Income tax expense amounted to $184,000 for the three months ended September 30, 2018, as compared to $269,000 for the three months ended September 30, 2017, a decrease of $85,000. The effective total income tax rate was 6.6% for the third quarter of 2018 as compared to 11.6% for the third quarter of 2017. The decrease in the effective tax rate was due to major tax reform legislation signed into law in December 2017 which reduced the Corporation’s tax rate from 34% to 21% effective January 1, 2018. The Corporation recognized $101,000 of tax credits from low-income housing partnerships in the third quarter of 2018.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

First Keystone Corporation realized earnings for the first nine months of 2018 of $6,849,000, an increase of $588,000, or 9.4% from the same period in 2017. The increase in net income for the nine months ended September 30, 2018 was primarily due to an increase in interest income and fees on loans, a decrease in interest expense on long-term borrowings, and a decrease in income tax expense compared to the nine months ended September 30, 2017.

On a per share basis, for the nine months ended September 30, 2018, net income was $1.19 versus $1.10 for the nine months ended September 30, 2017. Cash dividends amounted to $0.81 per share for the nine months ended September 30, 2018 and 2017.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the nine months ended September 30, 2018, interest income amounted to $26,177,000, an increase of $2,106,000 or 8.8% from the nine months ended September 30, 2017, while interest expense amounted to $6,049,000 for the nine months ended September 30, 2018, an increase of $1,216,000, or 25.2% from the nine months ended September 30, 2017. As a result, net interest income increased $890,000 or 4.6% to $20,128,000 from $19,238,000 for the same period in 2017.

The Corporation’s net interest margin for the nine months ended September 30, 2018 was 3.17% compared to 3.06% for same period in 2017. The increase in net interest margin was a result of an increase in yield on the loan portfolio.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine months ended September 30, 2018 and September 30, 2017 was $50,000 and $167,000, respectively. The decrease in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions and other relevant factors. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $666,000 and $76,000 for the nine months ended September 30, 2018 and 2017, respectively. See Allowance for Loan Losses on page 41 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $4,231,000 for the nine months ended September 30, 2018, as compared to $4,746,000 for the same period in 2017, a decrease of $515,000, or 10.9%. The decrease was mainly the result of less gains taken on the sales of investments in 2018. ATM fees and debit card income increased $117,000 or 11.3% to $1,151,000 for the nine months ended September 30, 2018. Service charges and fee income increased $157,000 or 11.6% primarily due to increases in certain deposit account fees and transaction fees implemented in 2018. Gains on sales of mortgage loans decreased $66,000 or 32.2% due to a decrease in loans originated with intent to sell. Net securities gains decreased $831,000 to $55,000 for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

NON-INTEREST EXPENSE

Total non-interest expense was $17,178,000 for the nine months ended September 30, 2018, as compared to $16,610,000 for the nine months ended September 30, 2017. Non-interest expense increased $567,000 or 3.4%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $8,986,000 or 52.3% of total non-interest expense for the nine months ended September 30, 2018, as compared to $8,823,000 or 53.1% for the same nine months of 2017. The increase was primarily due to the addition of new sales positions in the commercial and residential mortgage lending areas plus additional staff and normal merit increases.

Net occupancy, furniture and equipment, and computer expense amounted to $2,511,000 for the nine months ended September 30, 2018, a decrease of $16,000 or 0.6%. Professional services increased $160,000 or 25.2% to $794,000 as of September 30, 2018. This increase was the result of additional accounting fees for 2017 out of scope audit work and additional engagements for the form S-3 consent for the Bank’s dividend reinvestment plan, new accounting pronouncements, auditor transition fees, and 2017 state taxes. There were also engagement fees related to income generation consulting, higher legal fees relating to the resignation of an executive officer of the Bank and additional legal expenses associated with the dividend reinvestment plan recession offer and form S-3 filing. Pennsylvania shares tax expense amounted to $613,000 for the nine months ended September 30, 2018, an increase of $45,000 or 7.9% as compared to the same nine months of 2017.

FDIC insurance expense decreased $7,000 or 2.9% for the nine months ended September 30, 2018. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. ATM and debit card fees expense amounted to $574,000 for the nine months ended September 30, 2018, an increase of $65,000 or 12.8% as compared to the same nine months of 2017. The increase was due to higher electronic funds transfer fees. Data processing expenses increased $57,000 or 7.8% to $791,000 for the nine months ended June 30, 2018 as compared to the same nine months of 2017. The increase was a result of pricing increases and new products from our main third party data processor. Foreclosed assets held for resale expense increased $2,000 or 1.7% to $121,000 in the first nine months of 2018 as compared to $119,000 in the first nine months of 2017. Advertising expense decreased $17,000 or 4.2% to $391,000 during the nine months ended September 30, 2018 as compared to the same nine months of 2017.

Other non-interest expense amounted to $2,163,000 for the nine months ended September 30, 2018, an increase of $116,000 or 5.7% as compared to the nine months ended September 30, 2017. The increase was due to an increase in amortization costs on one of the Corporation’s low income housing investment properties in 2018.

INCOME TAXES

Income tax expense amounted to $282,000 for the nine months ended September 30, 2018, as compared to $946,000 for the nine months ended September 30, 2017, a decrease of $664,000. The effective total income tax rate was 4.0% for the nine months ended September 30, 2018 as compared to 13.1% for the nine months ended September 30, 2017. The decrease in the effective tax rate was due to major tax reform legislation signed into law in December 2017 which reduced the Corporation’s tax rate from 34% to 21%, effective January 1, 2018. The Corporation recognized $303,000 of tax credits from low-income housing partnerships for the nine months ending September 30, 2018.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,013,780,000 as of September 30, 2018, an increase of $23,659,000 from year-end 2017. Total assets as of December 31, 2017 amounted to $990,121,000.

Total debt securities decreased $25,000,000 or 7.2% to $323,586,000 as of September 30, 2018 from December 31, 2017.

Total loans increased $38,323,000 or 6.9% to $597,720,000 as of September 30, 2018 from December 31, 2017. Loan demand grew in the nine months ended September 30, 2018 as the Bank has seen an increase in loan originations, primarily in the commercial real estate portfolio.

Total deposits decreased $77,467,000 or 10.0% to $700,679,000 as of September 30, 2018 from December 31, 2017.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the first nine months of 2018 by $104,985,000 to $196,281,000 from $91,296,000 as of December 31, 2017. Borrowings increased mainly due to decreased deposit balances and the need to fund growth in the loan portfolio.

Total stockholders’ equity decreased to $112,810,000 at September 30, 2018, a decrease of $3,909,000 or 3.3% from December 31, 2017 due to a decrease in Accumulated Other Comprehensive Income.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.5% at September 30, 2018 and September 30, 2017. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $597,720,000 as of September 30, 2018, up $38,323,000, or 6.9% since year-end 2017. The loan portfolio continues to be well diversified. Non-performing assets decreased since year-end 2017, and overall asset quality has remained consistent. Total non-performing assets were $5,615,000 as of September 30, 2018, a decrease of $616,000, or 9.9% from $6,231,000 reported in non-performing assets as of December 31, 2017. Total allowance for loan losses to total non-performing assets was 122.4% as of September 30, 2018 and 120.2% at December 31, 2017.

In addition to loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2017 to September 30, 2018. Available-for-sale debt securities amounted to $323,586,000 as of September 30, 2018, a decrease of $25,000,000 from year-end 2017.

Interest-bearing deposits in other banks increased as of September 30, 2018, to $3,148,000 from $826,000 at year-end 2017. Time deposits with other banks were $1,482,000 at September 30, 2018 and December 31, 2017.

LOANS

Total loans increased to $597,720,000 as of September 30, 2018 as compared to $559,397,000 as of December 31, 2017. The table on page 19 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $38,323,000 or 6.9%.

Steady demand for borrowing by businesses accounted for the 6.9% increase in the loan portfolio from December 31, 2017 to September 30, 2018. The Commercial and Industrial portfolio decreased $2,191,000 to $97,146,000 as of September 30, 2018, as compared to $99,337,000 at December 31, 2017. The decrease in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $11,327,000 and a $4,026,000 increase in utilization of existing Commercial and Industrial lines of credit offset by loan payoffs of $15,499,000, as well as regular principal payments and other typical fluctuations and activity in the Commercial and Industrial portfolio. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $42,017,000 to $332,987,000 at September 30, 2018, as compared to $290,970,000 at December 31, 2017. The increase was mainly the result of $66,828,000 in new loan originations and a $5,410,000 increase in utilization of existing Commercial Real Estate lines of credit, offset by $16,355,000 in loan payoffs in addition to regular principal payments and other typical amortizations in the Commercial Real Estate portfolio. Residential Real Estate loans decreased $1,378,000 to $161,547,000 at September 30, 2018, as compared to $162,925,000 at December 31, 2017. The decrease was the result of $14,719,000 in new loan originations offset by loan payoffs of $8,414,000, net loans sold of $1,829,000 and regular principal payments. Net loans sold in the Residential Real Estate portfolio for the nine months ended September 30, 2018 consisted of total loans sold during the nine months ended September 30, 2018 of $6,579,000, offset with loans opened and sold in the same quarter during the first three quarters of 2018 which amounted to $4,750,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $430,133,000 at September 30, 2018. Of total loans, $332,987,000 or 55.7% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Corporation continues to monitor these portfolios.

The largest relationship is comprised of various real estate entities with a mutual owner who is a related party of the bank and began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $12,398,000 at September 30, 2018. The individual owns a diverse mix of real estate entities which specialize in construction/development projects (which include VA clinics), leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $11,198,000 in term debt and two lines of credit totaling $1,200,000. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases.

The second largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At September 30, 2018, the relationship had outstanding loan balances and unused commitments of $9,742,000. The debt is comprised of $9,612,000 in term debt and three lines of credit totaling $130,000. The loans are secured by commercial real estate, the assignment of rents and leases, and business assets.

The third largest relationship consists of a large, suburban/rural public school district that provides educational services to over 5,000 students and employs approximately 750 individuals as administrative, professional, and support staff. At September 30, 2018, the relationship had outstanding balances totaling $9,640,000 which consisted entirely of tax-free commercial term debt. The relationship is secured by the full faith, credit, and taxing power of the district.

The fourth largest relationship consists of a distributor and marketer of energy products and services including natural gas, propane, butane, and electricity. During 2017, the company undertook to partner with local banks to finance its capital needs while promoting regional economic development. At September 30, 2018, the relationship had outstanding balances of $8,663,000 which consisted entirely of unsecured term debt. The debt will be utilized for general corporate needs, including upgrades to the company’s utility distribution system that will enhance its ability to continue providing safe and reliable natural gas service.

The fifth largest relationship consists of a real estate development/holding company that was established in 2006 to construct a multi-tenant medical complex, as well as the medical-related entities that operate out of the complex. The relationship had outstanding loan balances and unused commitments of $8,260,000 at September 30, 2018. The debt is comprised of $7,510,000 in term debt and $750,000 in lines of credit. The relationship is secured by commercial real estate, as well as business assets and the assignment of rents and leases.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $572,801,000 or 96.0% of gross loans are graded Pass; $10,193,000 or 1.7% are graded Special Mention; $13,885,000 or 2.3% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $24,078,000 at September 30, 2018, as compared to $16,712,000 at December 31, 2017. Commercial and Industrial non-pass grades increased to $1,584,000 as of September 30, 2018 as compared to $1,344,000 as of December 31, 2017. Commercial Real Estate non-pass grades increased to $20,785,000 as of September 30, 2018 as compared to $13,724,000 as of December 31, 2017. The Residential Real Estate and Consumer loan non-pass grades increased to $1,709,000 as of September 30, 2018 as compared to $1,644,000 as of December 31, 2017.

The increase in the Commercial Real Estate non-pass grade portfolio during the nine months ended September 30, 2018 was mainly attributable to four loans to a hotel management company in the amount of $8,224,000 that were downgraded to Special Mention during the first quarter of 2018 due to a warning letter that was issued by the hotel franchisor regarding unfavorable guest satisfaction survey and brand audit results, as well as one loan to a contractor specializing in concrete projects in the amount of $483,000 that was downgraded to Special Mention during the three months ended September 30, 2018 due to the borrower’s slow payment performance resulting from delayed accounts receivable turnover and inclement weather that hindered product delivery. The large downgrades to non-pass grade status were offset by several large fluctuations during the nine months ended September 30, 2018, including charge-offs, large payments/paydowns, and loans that were returned to pass-grade status due to the borrowers’ improving financial conditions, combined with other regular principal payments and typical fluctuations that reduced the balance of the Commercial Real Estate non-pass grade portfolio. A charge-off in the amount of $342,000 on a non-accrual loan to a student housing holding company was completed during the second quarter of 2018 and a charge-off in the amount of $111,000 was completed during the three months ended September 30, 2018 on a non-accrual troubled debt restructuring to the owner of a restaurant/bar that is no longer in operation. Both charge-offs were completed to charge the respective loan balances down to the net realizable value of the supporting collateral less costs to sell. The property securing a non-accrual purchased participation loan in the amount of $112,000 to a retailer of recreational vehicles was moved to foreclosed assets held for resale during the first quarter of 2018. Regular payments and paydowns totaling $330,000 were made during the nine months ended September 30, 2018 on a large performing Substandard loan to the owner of a recreation facility. A real-estate secured working capital line of credit to a commercial real estate developer that carried a balance of $148,000 at December 31, 2017 was upgraded from Special Mention to pass-grade status during the first quarter of 2018 in order to bring the risk rating of the credit facility into alignment with the risk ratings assigned to loans to a related entity and also as the result of good payment history and an acceptable loan-to-value ratio associated with the specific credit facility. Two loans to a home improvement retailer and commercial property owner that carried a combined balance of $271,000 at December 31, 2017 were upgraded from Special Mention to pass-grade status during the second quarter of 2018 as the result of the borrower’s improved payment performance, as well as improvement in the adequacy of collateral coverage.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	September 30,	December 31,
	2018	2017
Commercial and Industrial	$97,146	$99,337
Commercial Real Estate	332,987	290,970
Residential Real Estate	161,547	162,925
Consumer	6,040	6,165
Total loans	$597,720	$559,397

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of September 30, 2018, the allowance for loan losses was $6,871,000 as compared to $7,487,000 as of December 31, 2017. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the nine month periods ended September 30, 2018 and 2017. For the nine month periods ended September 30, 2018 and 2017, net charge-offs as a percentage of average loans was 0.12% and 0.01%, respectively. Net charge-offs amounted to $666,000 for the first nine months of 2018 as compared to $76,000 for the first nine months of 2017. The significant increase in net-charge offs during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is mainly due to three large charge-offs that were completed during the nine months ended September 30, 2018. A charge-off in the amount of $106,000 was completed during the first quarter of 2018 on a loan to a retailer of recreational vehicles, a charge-off in the amount of $342,000 was completed during the second quarter of 2018 on a loan to a student housing holding company, and a charge-off in the amount of $111,000 was completed during the three months ended September 30, 2018 on a loan to the owner of a restaurant/bar that is no longer in operation. All three charge-offs were completed to charge the respective loan balances down to the net realizable value of the supporting collateral less costs to sell, as the underlying value of the collateral was deemed to be insufficient to cover the loan balances.

For the first nine months of 2018, the provision for loan losses was $50,000 as compared to $167,000 for the first nine months of 2017. The provision, net of charge-offs and recoveries, resulted in the quarter end Allowance for Loan Losses of $6,871,000 of which 11.0% was attributed to the Commercial and Industrial component; 51.5% attributed to the Commercial Real Estate component; 24.5% attributed to the Residential Real Estate component (primarily residential mortgages); 1.6% attributed to the Consumer component; and 11.4% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 14). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of September 30, 2018.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	September 30,	September 30,
	2018	2017
Balance at beginning of the nine month period	$7,487	$7,357
Charge-offs:
Commercial and Industrial	18	—
Commercial Real Estate	577	97
Residential Real Estate	131	61
Consumer	35	59
	761	217
Recoveries:
Commercial and Industrial	31	74
Commercial Real Estate	60	52
Residential Real Estate	—	9
Consumer	4	6
	95	141

Net charge-offs (recoveries)	666	76
Additions charged to operations	50	167
Balance at end of the nine month period	$6,871	$7,448

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.12%	0.01%
Allowance for loan losses to average loans outstanding during the period	1.19%	1.41%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.19% at September 30, 2018 and 1.41% at September 30, 2017.

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

Total non-performing assets amounted to $5,615,000 as of September 30, 2018 as compared to $6,231,000 as of December 31, 2017. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry in our market areas had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising, while property values in some markets have fallen. Non-accrual loans totaled $4,241,000 as of September 30, 2018 as compared to $5,090,000 as of December 31, 2017. Foreclosed assets held for resale amounted to $983,000 at September 30, 2018 as compared to $1,071,000 at December 31, 2017. Loans past-due 90 days or more and still accruing interest amounted to $391,000 as of September 30, 2018 as compared to $70,000 as of December 31, 2017. At September 30, 2018, loans past-due 90 days or more and still accruing interest consisted of one Commercial and Industrial loan and three Commercial Real Estate loans which were all well secured and in the process of collection as of September 30, 2018.

Non-performing assets to total loans was 0.9% at September 30, 2018 and 1.1% at December 31, 2017. Non-performing assets to total assets was 0.6% at September 30, 2018 and December 31, 2017. The allowance for loan losses to total non-performing assets was 122.4% as of September 30, 2018 as compared to 120.2% as of December 31, 2017. Additional detail can be found on page 45 in the Non-Performing Assets and Impaired Loans table and page 25 in the Non-Performing Assets table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $4,853,000 at September 30, 2018, compared to $5,043,000 at December 31, 2017.

Impaired loans were $12,952,000 at September 30, 2018 and $13,926,000 at December 31, 2017. The largest impaired loan relationship at September 30, 2018 consisted of one performing loan to a student housing holding company in the amount of $3,068,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates that was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The loan experienced a secondary modification during the third quarter of 2016 to extend the repayment term and modify the interest rate. The discounted cash flow evaluation at September 30, 2018 resulted in a specific allocation of $0. The second largest impaired loan relationship at September 30, 2018 consisted of a non-performing participation loan to a student housing holding company which was secured by commercial real estate. The Corporation’s share of the loan at September 30, 2018 was $1,976,000. The loan was downgraded to substandard and placed on non-accrual status during the third quarter of 2015 due to the borrower’s inability to reach a break-even rental income, related to the borrower’s failure to meet projected occupancy rates. One participant’s share in the amount of $1,350,000 was repurchased during the third quarter of 2017. The collateral evaluation of the total participation at September 30, 2018 carried a value of $3,177,000, after considering estimated appraisal adjustments and cost to sell of 15%, resulted in the Bank’s specific allocation of $0. The third largest impaired loan relationship at September 30, 2018 consisted of a substandard performing loan to a developer of a residential sub-division in the amount of $1,632,000, which was secured by commercial real estate. The contract was extended and the loan was modified as a TDR during the fourth quarter of 2015 because the weak real estate market has hindered the process of the development plans and expected sales of building lots have not materialized. The loan experienced a subsequent modification during the fourth quarter of 2017 to extend the maturity date to October 2020, reset the interest rate from a floating rate to a fixed rate, commence regular principal and interest payments, and take additional real estate collateral. The discounted cash flow evaluation at September 30, 2018 resulted in a specific allocation of $0.

The Bank estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $12,952,000 in impaired loans at September 30, 2018, none were located outside of the Corporation’s primary market area.

The outstanding recorded investment of loans categorized as TDRs was $9,555,000 as of September 30, 2018 as compared to $9,109,000 as of December 31, 2017. The increase in TDRs at September 30, 2018 as compared to December 31, 2017 is attributable to several modifications completed during the nine months ended September 30, 2018, combined with payments and pay-offs on existing TDRs and the Bank’s proactive monitoring of the loan portfolio. Modifications were completed to resume principal and interest payments on non-accrual loans due to a slight improvement in the outlook surrounding the respective borrower’s financial position although the borrower continues to experience financial difficulties. Additional modifications were completed to allow a temporary period of interest only payments or extend the maturity date of the loan due to the deterioration in the respective borrowers’ financial positions. Of the forty restructured loans at September 30, 2018, nine loans are classified in the Commercial and Industrial portfolio, twenty-nine loans are classified in the Commercial Real Estate portfolio and two loans are classified in the Residential Real Estate portfolio. At September 30, 2018, ten Commercial Real Estate loans classified as TDRs with a combined recorded investment of $561,000, were not in compliance with the terms of their restructure, compared to September 30, 2017 when eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $469,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $12,000 were not in compliance with the terms of their restructure. Troubled debt restructurings at September 30, 2018 consisted of sixteen term modifications beyond the original stated term, six interest rate modifications, and seventeen payment modifications. At September 30, 2018, there was also one troubled debt restructuring that experienced all three types of modifications – payment, rate, and term. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. There were specific allocations of $2,000 attributable to the TDRs at September 30, 2018 and December 31, 2017. There were no unused commitments attributable to TDRs at September 30, 2018 and December 31, 2017.

During the three months ended September 30, 2018, three Commercial Real Estate loans with a combined outstanding recorded investment of $144,000 that were modified as TDRs during the preceding twelve months had experienced payment defaults, compared to the three months ended September 30, 2017 when no loans that were modified as TDRs during the preceding twelve months had experienced payment defaults. During the nine months ended September 30, 2018, five Commercial Real Estate loans with a combined outstanding recorded investment of $190,000 that were modified as TDRs during the preceding twelve months had experienced payment defaults, compared to the nine months ended September 30, 2017 when no loans that were modified as TDRs during the preceding twelve months had experienced payment defaults.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of September 30, 2018 and December 31, 2017, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

(Dollars in thousands)	September 30,	December 31,
	2018	2017
Non-Performing Assets
Non-accrual loans	$4,241	$5,090
Foreclosed assets held for resale	983	1,071
Loans past-due 90 days or more and still accruing interest	391	70
Total non-performing assets	$5,615	$6,231

Impaired Loans
Non-accrual loans	$4,241	$5,090
Accruing TDRs	8,711	8,836
Total impaired loans	12,952	13,926
Allocated allowance for loan losses	(18)	(327)
Net investment in impaired loans	$12,934	$13,599

Impaired loans with a valuation allowance	$293	$2,646
Impaired loans without a valuation allowance	12,659	11,280
Total impaired loans	$12,952	$13,926

Allocated valuation allowance as a percent of impaired loans	0.1%	2.3%
Impaired loans to total loans	2.2%	2.5%
Non-performing assets to total loans	0.9%	1.1%
Non-performing assets to total assets	0.6%	0.6%
Allowance for loan losses to impaired loans	53.0%	53.8%
Allowance for loan losses to total non-performing assets	122.4%	120.2%

Real estate mortgages comprise 82.7% of the loan portfolio as of September 30, 2018, as compared to 81.1% as of December 31, 2017. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits decreased $77,467,000 to $700,679,000 as of September 30, 2018 as non-interest bearing deposits increased by $11,769,000 and interest bearing deposits decreased by $89,236,000 from year-end 2017. Total deposits decreased due to the declining balances of municipal depositors including the migration of approximately 80% of the Bank’s largest depositor to a non-bank competitor. Not including the decrease of highly rate sensitive municipal depositors, total deposits increased $15,962,000. Demand deposits and savings accounts increased from year-end 2017. Total short-term and long-term borrowings increased to $196,281,000 as of September 30, 2018, from $91,296,000 at year-end 2017, an increase of $104,985,000 or 115.0%. Total borrowings increased due to decreased deposit balances and an increase in the balance of the loan portfolio.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first nine months of the year, net income less dividends paid increased capital by $2,207,000. Accumulated other comprehensive income (loss) derived from net unrealized gains on debt securities available-for-sale also impacts capital. At December 31, 2017 accumulated other comprehensive income was $1,826,000. Accumulated other comprehensive loss stood at $(5,440,000) at September 30, 2018, a decrease of $7,266,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first nine months of 2018 at an overall net gain of $3,000. These fluctuations from net unrealized gains on debt securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of this item with the filing of the March 31, 2015 Call Report.

The Corporation held 231,612 shares of common stock as treasury stock at September 30, 2018 and December 31, 2017. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of September 30, 2018 and December 31, 2017.

Total stockholders’ equity was $112,810,000 as of September 30, 2018, and $116,719,000 as of December 31, 2017.

At September 30, 2018 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of September 30, 2018 and December 31, 2017:

			To Be Well
			Capitalized
			Under Prompt
	September 30,	December 31,	Corrective Action
	2018	2017	Regulations
Tier 1 leverage ratio (to average assets)	8.84%	8.84%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	12.74%	13.06%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.74%	13.06%	8.00%
Total risk-based capital ratio	13.75%	14.21%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of September 30, 2018, the Corporation would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

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

At September 30, 2018, the Corporation had $305,374,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $4,751,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $13,836,000 at September 30, 2018.

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

Net cash flows provided by operating activities were $10,234,000 and $7,902,000 during the nine months ended September 30, 2018 and 2017, respectively. Net income amounted to $6,849,000 for the nine months ended September 30, 2018 and $6,261,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018 and 2017, net premium amortization on investment securities amounted to $2,589,000 and $3,544,000, respectively. Net cash utilized for originations of mortgage loans originated for resale exceeded cash proceeds (including gains) from sales of mortgage loans originated for resale by $368,000 and $1,097,000 for the nine months ended September 30, 2018 and 2017, respectively. Net securities gains were $55,000 during the nine months ended September 30, 2018 and $886,000 during the nine months ended September 30, 2017. Other assets increased $136,000 during the nine months ended September 30, 2018 and decreased $110,000 during the nine months ended September 30, 2017. Other liabilities decreased $279,000 and $436,000 during the nine months ended September 30, 2018 and 2017, respectively.

Investing activities used cash of $29,757,000 during the nine months ended September 30, 2018 and provided cash of $2,197,000 during the nine months ended September 30, 2017. Net activity in the available-for-sale securities portfolio (including proceeds from sales, maturities, and redemptions net against purchases) provided cash of $13,562,000 and $20,493,000 during the nine months ended September 30, 2018 and 2017, respectively. Net cash used to originate loans amounted to $38,756,000 during the nine months ended September 30, 2018 and $19,291,000 during the nine months ended September 30, 2017.

Financing activities provided cash of $23,752,000 during the nine months ended September 30, 2018 and used cash of $8,112,000 during the nine months ended September 30, 2017. Net deposits used cash of $77,467,000 during the nine months ended September 30, 2018 and provided cash of $33,734,000 during the nine months ended September 30, 2017. Short-term borrowings increased by $124,985,000 during the nine months ended September 30, 2018 and decreased by $28,081,000 during the nine months ended September 30, 2017. Repayment of long-term borrowings exceeded proceeds from long-term borrowings by $20,000,000 for the nine months ended September 30, 2018 and repayment of long-term borrowings amounted to $10,094,000 for the nine months ended September 30, 2018. Dividends paid amounted to $4,642,000 and $4,603,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at September 30, 2018.

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

The table on the following page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 10.7%, 20.5% and 28.6% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 5.8% and 6.7% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines, aside from the 200 basis point immediate increase scenario at (20.5)% vs. a policy limit of (20.0)% and the 300 basis point immediate increase scenario at (28.6)% vs. a policy limit of (25.0)%.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 200 – 250 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the nine months ended September 30, 2018, the cost of interest-bearing liabilities averaged 1.06%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 4.04%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At September 30, 2018, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with decreases of 3.5% and 17.8%, respectively. Additionally, net present value is projected to decrease 2.7%, 8.2% and 15.8% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. These scenarios presented are within the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(28.6)%
+200 bp Shock vs. Stable Rate	(20.5)%
+100 bp Shock vs. Stable Rate	(10.7)%
Flat rate
-100 bp Shock vs. Stable Rate	5.8%
-200 bp Shock vs. Stable Rate	6.7%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(15.8)%
+200 bp Shock vs. Stable Rate	(8.2)%
+100 bp Shock vs. Stable Rate	(2.7)%
Flat rate
-100 bp Shock vs. Stable Rate	(3.5)%
-200 bp Shock vs. Stable Rate	(17.8)%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2018.

b)	Changes in internal control over financial reporting. There were no other changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2018	―	―	―	120,000
August1 — August 31, 2018	―	―	―	120,000
Sept. 1 — Sept. 30, 2018	―	―	―	120,000
Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 Regulation S-K

Exhibit	Description
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 8-K dated August 28, 2018).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated August 28, 2018).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

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

FIRST KEYSTONE CORPORATION
Registrant

November 8, 2018	/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2018	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 8-K dated August 28, 2018).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated August 28, 2018).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

The Corporation will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Corporation’s principal executive offices.

