Form 10-K
period 2018-12-31
FIRST KEYSTONE CORP
filed 2019-03-18
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to________

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐   No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2018 determined by using a per share closing price on that date of $26.50 as quoted on the Over the Counter Market, was $130,935,652.

At March 1, 2019, there were 5,764,710 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant’s 2019 definitive Proxy Statement are incorporated by reference in Part III of this Report.

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

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 98% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2018 and 2017, and was the only reportable segment. At December 31, 2018, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $1 billion, $672 million and $117 million, respectively.

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

The Bank’s legal headquarters are located at 111 West Front Street, Berwick, Pennsylvania, from which it oversees the operations of its nineteen branch locations. These locations consist of five branches within Columbia County, eight branches within Luzerne County, one branch in Montour County, four branches within Monroe County, and one loan production office within Northampton County, Pennsylvania. For further information, please refer to Item 2 – Properties, and Note 11 ― Commitments and Contingencies in the notes to the consolidated financial statements.

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

At December 31, 2018, the Bank had 190 full-time employees and 16 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is www.firstkeystonecorporation.com and the Bank’s internet website is www.fkc.bank.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches west from Montour county spanning east into Monroe and Northampton counties, encompassing Columbia and Luzerne counties. The bank’s market extends north through Luzerne county and south to Northampton county. Ten other adjourning counties are served, such as Pike and Lehigh. The area served by the Bank includes a mix of rural communities, small to mid-sized towns and cities. The current population of the Bank’s primary five-county footprint has increased 0.4% since 2015 to 874,000 and is estimated to increase 0.5% to 878,000 by 2024. As of June 30, 2018, the FDIC deposit market share data ranked the Bank 9th in the deposit market share out of the top 20 financial institutions in the five-county market, with 2.8% of deposits, which includes the newly added Northampton county market.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 10,000. The Bank ranks a commanding first in deposit market share in the Berwick market with 70.4% of deposits as of June 30, 2018, based on data compiled annually by the FDIC.

In the course of attracting and retaining deposits and originating loans, the Bank faces considerable competition. The Bank competes with 57 commercial banks, 5 savings banks and savings and loans associations, and 47 credit unions for traditional banking products, such as deposits and loans in its primary four-county market area. Additionally, the Bank competes with consumer finance companies for loans, mutual funds and other investment alternatives for deposits. The Bank competes for deposits based on the ability to provide a range of competitively priced products, quality service, competitive rates, and convenient locations and hours. The competition among its peers for loan origination generally relates to interest rates offered, products available, ease of process, quality of service, and loan origination fees charged. The economic base of the Bank’s market region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

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

Competition - Bank

The Bank’s competition is comprised of national, regional, community banking financial institutions and credit unions. The Bank’s major competitors in Columbia, Luzerne, Montour, Monroe, Northampton and Lehigh counties are:

•	Citizens Bank	•	FNB Bank, N.A.
•	Community Bank, N.A.	•	Honesdale National Bank
•	Dime Bank	•	Jersey Shore State Bank
•	Embassy Bank	•	Lafayette Ambassador Bank
•	ESSA Bank & Trust	•	Landmark Community Bank
•	Fidelity Deposit and Discount Bank	•	Luzerne Bank
•	First Columbia Bank & Trust Co.	•	M & T Bank
•	FNCB Bank	•	Peoples Security Bank
•	First Northern Bank and Trust Co.	•	Wayne Bank

The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Concentration

The Corporation and the Bank are not dependent on deposits nor exposed by loan concentrations to a single customer or to a small group of customers, such that the loss of any one or more would not have a materially adverse effect on the financial condition of the Corporation or the Bank. The Corporation has been successful in attracting municipal deposits, which make up 15.9% of total deposits at December 31, 2018. The largest municipal deposit customer consisted of a school district with deposit balances amounting to 3.3% of total deposits. The Corporation currently has the ability to utilize liquidity tools, such as wholesale borrowings, to replace reductions in municipal deposits. The customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Pennsylvania, among other factors.

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 8%, a common equity tier 1 risk-based capital ratio of at least 6.5%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 6%, a common equity tier 1 risk-based capital ratio of at least 4.5%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2018, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 13 — Regulatory Matters.

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

•	asset quality and earnings
•	operational and managerial, and
•	compensation.

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

The following table presents the Bank’s capital ratios at December 31, 2018.

(Dollars In Thousands)
Tier I Capital	$89,203
Common Equity Tier 1 Capital	$89,203

Tier II Capital	$6,862

Total Capital	$96,065

Adjusted Total Average Assets	$990,410
Total Adjusted Risk-Weighted Assets[1]	$692,434

Tier I Risk-Based Capital Ratio[2]	12.88%
Required Tier I Risk-Based Capital Ratio (plus Capital Buffer)	7.88%
Excess Tier I Risk-Based Capital Ratio	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio[3]	12.88%
Required Common Equity Tier 1 Risk-Based Capital Ratio (plus Capital Buffer)	6.38%
Excess Common Equity Tier 1 Risk-Based Capital Ratio	6.50%
Total Risk-Based Capital Ratio[4]	13.87%
Required Total Risk-Based Capital Ratio (plus Capital Buffer)	9.88%
Excess Total Risk-Based Capital Ratio	3.99%
Tier I Leverage Ratio[5]	9.01%
Required Tier I Leverage Ratio	4.00%
Excess Tier I Leverage Ratio	5.01%

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016. The capital level required to avoid restrictions on elective distributions applicable to the Bank were as follows:

•	A common equity tier 1 capital ratio of 6.375%.
•	A tier 1 risk-based capital ratio of 7.875%.
•	A total risk-based capital ratio of 9.875%.

As of December 31, 2018, the Bank maintained capital ratios above the required capital conservation buffer.

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

Tax Cuts and Jobs Act

In December 2017, the Tax Cuts and Jobs Act was signed into law. Among other changes, the Tax Cuts and Jobs Act reduced the federal corporate tax rate from 34% to 21% effective January 1, 2018. In 2017, the Corporation recognized certain effects of the tax law changes. U.S. generally accepted accounting principles require companies to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. Since the enactment took place in December 2017, the Corporation revalued its net deferred tax assets in the fourth quarter of 2017 resulting in an approximate $379,000 reduction to earnings in 2017.

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

Deposit Insurance. Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Consumer Financial Protection Bureau. Dodd-Frank created the independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

As of December 31, 2018, approximately 72.7% of the Corporation’s loan portfolio consisted of Commercial and Industrial loans and Commercial Real Estate loans (including construction loans), both of which include a tax-free component. These types of loans are generally viewed as having more risk of default than Residential Real Estate loans or Consumer loans. Commercial and Industrial and Commercial Real Estate loans are also typically larger than Residential Real Estate loans and Consumer loans. Because the Corporation’s loan portfolio contains a significant number of Commercial and Industrial and Commercial Real Estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s Allowance for Loan Losses is not sufficient to cover actual loan losses, earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and loss and delinquency experience and evaluates economic conditions. If the Corporation’s assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in its loan portfolio at the date of the financial statements. Material additions to the Corporation’s allowance would materially decrease net income. At December 31, 2018, the allowance for loan losses totaled $6.7 million, representing 1.15% of average total loans.

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

A new accounting standard will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations. The new CECL standard will become effective for us on January 1, 2020 and for interim periods within that year.

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

Basel III targets higher levels of base capital, certain capital buffers and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are still being phased in and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. As Basel III is implemented, regulatory viewpoints could change or require additional capital to support the Corporation’s business risk profile prior to final implementation of the Basel III standards. If the Corporation and the Bank are required to maintain higher levels of capital, the Corporation and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to the Corporation and the Bank and adversely impact its financial condition and results of operations.

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act.” The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 34 percent to 21 percent, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the re-measurement of deferred tax assets and liabilities. While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The long-term intended and unintended consequences of Tax Cuts and Jobs Act on our business and on holders of our common shares is uncertain and could be adverse. The Corporation anticipates that the long-term impact of Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations.

If the Corporation concludes that the decline in value of any of its securities is other than temporary, the Corporation will be required to write down the credit-related portion of the impairment of that security through a charge to earnings.

Management reviews its securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of its investment securities has declined below its carrying value, management is required to assess whether the decline is other than temporary. If management concludes that the decline is other than temporary, management will be required to write down the credit-related portion of the impairment of that security through a charge to earnings. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

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

The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in Columbia, Luzerne, Montour, Monroe, and Northampton counties. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. Also, a significant decline in general economic conditions could impact the local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation and its subsidiary occupy nineteen branch properties in Columbia, Luzerne, Montour, Monroe and Northampton counties in Pennsylvania, which are used principally as banking offices.

Properties owned are:

•	Main Office located at 111 West Front Street, Berwick, Pennsylvania 18603;
•	Salem Office located at 400 Fowler Avenue, Berwick, Pennsylvania 18603;
•	Freas Avenue Office located at 701 Freas Avenue, Berwick, Pennsylvania 18603;
•	Scott Township Office located at 2301 Columbia Boulevard, Bloomsburg, Pennsylvania 17815;
•	Mifflinville Office located at 133 West Third Street, Mifflinville, Pennsylvania 18631;
•	Hanover Township Office located at 1540 Sans Souci Parkway, Hanover Township, Pennsylvania 18706;
•	Danville Office located at 1049 Bloom Road, Danville, Pennsylvania 17821;
•	Mountainhome Office located at 1154 Route 390, Cresco, Pennsylvania 18326;
•	Brodheadsville Office located at 2022 Route 209, Brodheadsville, Pennsylvania 18322;
•	Swiftwater Office located at 2070 Route 611, Swiftwater, Pennsylvania 18370;
•	Plymouth Office located at 463 West Main Street, Plymouth, Pennsylvania 18651;
•	Kingston Office located at 299 Wyoming Avenue, Kingston, Pennsylvania 18704;
•	Dallas Office located at 2325 Memorial Highway, Dallas, Pennsylvania 18612;
•	Shickshinny Office located at 107 South Main Street, Shickshinny, Pennsylvania 18655;
•	Stroudsburg Office located at 559 Main Street, Stroudsburg, Pennsylvania 18360;
•	Properties located at Second and Market Streets, and Third and Bowman Streets, Berwick, Pennsylvania 18603; and
•	20 ATMs located in Columbia, Luzerne, Montour and Monroe counties.

Properties leased are:

•	Briar Creek Office located inside the Giant Market at 50 Briar Creek Plaza, Berwick, Pennsylvania 18603;
•	Nescopeck Office located at 437 West Third Street, Nescopeck, Pennsylvania 18635;
•	Mountain Top Office located at 18 North Mountain Boulevard, Mountain Top, Pennsylvania 18707 (land parcel is leased and the bank building is owned); and
•	Loan Processing Office at 559 Main Street, Suite 114, Bethlehem, Pennsylvania 18018.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded in the over-the-counter market on the OTC Market under the symbol “FKYS”. The following table sets forth:

•	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
•	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2017; and
•	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK

			Per Share
2018	High	Low	Dividend Paid

First quarter	$28.75	$26.01	$0.27
Second quarter	$28.99	$26.25	$0.27
Third quarter	$27.00	$25.11	$0.27
Fourth quarter	$26.50	$20.31	$0.27

2017	High	Low	Dividend Paid

First quarter	$26.50	$24.25	$0.27
Second quarter	$27.65	$25.01	$0.27
Third quarter	$28.25	$26.50	$0.27
Fourth quarter	$29.30	$27.00	$0.27

As of December 31, 2018, the Corporation had approximately 916 shareholders of record.

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

Dividend Restrictions on the Bank

Generally, as a Pennsylvania state chartered bank, under Pennsylvania banking law, the Bank may only pay dividends out of accumulated net earnings.

Dividend Restrictions on the Corporation

Under the Pennsylvania Business Corporation Law of 1988, as amended, the Corporation may not pay a dividend if, after giving effect thereto, either:

•	The Corporation would be unable to pay its debts as they become due in the usual course of business; or
•	The Corporation’s total assets would be less than its total liabilities.

The determination of total assets and liabilities may be based upon:

•	Financial statements prepared on the basis of generally accepted accounting principles;
•	Financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or
•	A fair valuation or other method that is reasonable under the circumstances.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
SELECTED FINANCIAL DATA AT YEAR END:
Total assets	$1,012,000	$990,121	$984,283	$983,489	$912,353
Total investment securities	317,614	350,218	379,641	385,267	348,722
Net loans	599,647	551,910	515,025	509,871	481,071
Total deposits	671,553	778,146	725,982	720,598	661,562
Total long-term borrowings	45,000	65,000	75,116	70,232	65,339
Total stockholders’ equity	116,756	116,719	109,685	108,438	106,271

SELECTED OPERATING DATA:
Interest income	$35,573	$32,268	$31,643	$31,711	$31,019
Interest expense	8,620	6,548	5,282	4,966	4,452
Net interest income	26,953	25,720	26,361	26,745	26,567
Provision for loan losses	200	267	2,083	2,277	433
Net interest income after provision for loan losses	26,753	25,453	24,278	24,468	26,134
Non-interest income	5,562	6,171	7,387	7,697	7,902
Non-interest expense	22,645	21,521	20,348	21,022	21,208
Income before income tax expense	9,670	10,103	11,317	11,143	12,828
Income tax expense	459	1,455	1,845	1,971	2,617
Net income	$9,211	$8,648	$9,472	$9,172	$10,211

PER SHARE DATA:
Net income	$1.60	$1.52	$1.68	$1.64	$1.84
Dividends	1.08	1.08	1.08	1.08	1.05

PERFORMANCE RATIOS:
Return on average assets	0.92%	0.86%	0.96%	0.96%	1.13%
Return on average equity	8.05%	7.54%	8.23%	8.43%	9.90%
Dividend payout	67.26%	71.05%	64.30%	65.79%	56.95%
Average equity to average assets	11.39%	11.45%	11.68%	11.40%	11.45%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Versus Year Ended December 31, 2017

Net income increased to $9,211,000 for the year ended December 31, 2018, as compared to $8,648,000 for the prior year, an increase of 6.5%. Earnings per share, both basic and diluted, for 2018 was $1.60 as compared to $1.52 in 2017, an increase of 5.3%. Dividends per share for 2018 and 2017 were $1.08. The Corporation’s return on average assets was 0.92% in 2018 and 0.86% in 2017. Return on average equity increased to 8.05% in 2018 from 7.54% in 2017. Total interest income in 2018 amounted to $35,573,000, an increase of $3,305,000 or 10.2% from 2017. Total interest expense of $8,620,000 increased $2,072,000 or 31.6% from 2017. The majority of this increase related to an increase in interest paid on short-term borrowings in 2018.

Net interest income, as indicated below in Table 1, increased by $1,233,000 or 4.8% to $26,953,000 for the year ended December 31, 2018. The Corporation’s net interest income on a fully tax equivalent basis increased by $954,000, or 3.3% to $29,574,000 in 2018 as compared to $28,620,000 in 2017.

Table 1 — Reconciliation of Taxable Equivalent Net Interest Income

(Dollars in thousands)	2018/2017
	Increase/(Decrease)
	2018	Amount	%	2017
Interest Income	$35,573	$3,305	10.2	$32,268
Interest Expense	8,620	2,072	31.6	6,548
Net Interest Income	26,953	1,233	4.8	25,720
Tax Equivalent Adjustment	2,621	(279)	(9.6)	2,900
Net Interest Income (fully tax equivalent)	$29,574	$954	3.3	$28,620

Table 2 — Average Balances, Rates and Interest Income and Expense

(Dollars in thousands)
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2,4]	$102,307	$3,847	3.76%	$94,075	$3,146	3.34%
Real Estate[1,2]	476,883	21,334	4.47%	435,944	18,807	4.31%
Consumer, net[1,4]	5,770	498	8.63%	6,035	506	8.38%
Fees on Loans	—	602	0%	—	598	0%
Total Loans[5]	584,960	26,281	4.49%	536,054	23,057	4.30%

Investment Securities:
Taxable	173,936	4,631	2.66%	200,943	4,351	2.17%
Tax-Exempt[1,3]	161,374	6,803	4.22%	181,698	7,437	4.09%
Total Investment Securities	335,310	11,434	3.41%	382,641	11,788	3.08%
Restricted Investment in Bank Stocks	6,516	443	6.80%	5,847	289	4.94%
Interest-Bearing Deposits in Other Banks	2,762	36	1.30%	2,637	34	1.29%
Total Other Interest Earning Assets	9,278	479	5.16%	8,484	323	3.81%
Total Interest Earning Assets	929,548	38,194	4.11%	927,179	35,168	3.79%

Non-Interest Earning Assets:
Cash and Due From Banks	8,335			8,294
Allowance for Loan Losses	(7,151)			(7,445)
Premises and Equipment	20,300			19,171
Other Assets	54,302			54,786
Total Non-Interest Earning Assets	75,786			74,806
Total Assets	$1,005,334			$1,001,985

Interest Bearing Liabilities:
Savings, NOW Accounts, and Money Markets	$387,999	$2,081	0.54%	$410,094	$1,700	0.41%
Time Deposits	208,402	3,111	1.49%	197,128	2,532	1.28%
Securities Sold U/A to Repurchase	15,481	87	0.56%	21,872	89	0.41%
Short-Term Borrowings	96,120	2,190	2.28%	64,840	755	1.16%
Long-Term Borrowings	53,740	1,151	2.14%	68,180	1,472	2.16%
Total Interest Bearing Liabilities	761,742	8,620	1.13%	762,114	6,548	0.86%

Non-Interest Bearing Liabilities:
Demand Deposits	124,613			118,621
Other Liabilities	4,514			6,498
Stockholders’ Equity	114,465			114,752
Total Liabilities/Stockholders’ Equity	$1,005,334			$1,001,985

Net Interest Income Tax Equivalent		$29,574			$28,620

Net Interest Spread			2.98%			2.93%

Net Interest Margin			3.18%			3.09%

1Tax-exempt income has been adjusted to a tax equivalent basis using an incremental rate of 21% in 2018 and 34% in 2017, and statutory interest expense disallowance.

2Includes tax equivalent adjustments on tax-free municipal loans of $395,000 and $442,000 for years 2018 and 2017, respectively.

3Includes tax equivalent adjustments on tax-free municipal securities of $2,226,000 and $2,458,000 for years 2018 and 2017, respectively.

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

Table 2 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2018 and 2017.

The yield on earning assets was 4.11% in 2018 and 3.79% in 2017. The rate paid on interest bearing liabilities was 1.13% in 2018 and 0.86% in 2017. This resulted in an increase in our net interest spread to 2.98% in 2018, as compared to 2.93% in 2017.

As Table 2 illustrates, net interest margin, which is interest income less interest expense divided by average earning assets, was 3.18% in 2018 as compared to 3.09% in 2017. Net interest margins are presented on a tax-equivalent basis. In 2018, yield on earning assets increased by 0.32%, from 3.79% to 4.11% while the rate paid on interest bearing liabilities increased 0.27%. As loans were repaid and refinanced, the principal balances were reinvested at higher, current rates. This was the primary cause of the higher yield on loans. The primary reason for the increased yield in the investment portfolio was due to the sale of tax-exempt securities with lower yields along with the purchase of mortgage backed and asset backed securities with higher yields during 2018. Savings, NOW and money market interest expense increased as a result of the Bank branded Keystone Rewards suite of high interest rewards checking and savings accounts. Average short-term borrowings increased $31,280,000 while the average rate paid on these borrowings increased by 1.12% from 1.16% to 2.28%. Interest income exempt from federal tax was $5,387,000 in 2018 and $5,875,000 in 2017. Interest income exempt from federal tax decreased due to the sales of tax-exempt securities and payoff of tax exempt loans. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 21% in 2018 and 34% in 2017.

The increase in our net interest margin came from higher earning asset yields in 2018. Fully tax equivalent net interest income increased from 2017 to 2018 by $954,000 or 3.3% to $29,574,000. This occurred while the level of average earning assets increased by 0.3%. The Corporation’s net interest margin was under pressure when short-term interest rates started to rise since the Corporation continues to be liability sensitive. There will be more liabilities, including deposits, repricing than earning assets (loans and investments). To negate the potential impact of a decreasing net interest margin, the Corporation will continue to focus on attracting lower cost core deposits such as checking, savings and money market accounts thereby reducing its dependence on higher priced certificates of deposit and short-term borrowings.

Throughout 2018, the Federal Reserve increased the federal-funds rate by 1.00%, making the target range between 2.25% and 2.50%, which has a negative impact to the Bank’s net interest margin. Short-term borrowing costs have increased in a similar fashion. However, there has been little to no change to deposit funding costs. Asset yields have increased across the curve. The Bank will continue to monitor short-term rate increases in 2018 as well as the slope and position of the yield curve. A steady and continued path of rising interest rates could have an initial negative effect on net interest margin, based on our asset/liability management model. However, indications are that higher interest rates, accompanied by a positively sloped yield curve would serve to increase our net interest margin in the long-term.

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

In 2018, the increase in net interest income on a fully tax equivalent basis of $954,000 resulted from an increase in volume of $643,000 and an increase of $311,000 due to changes in rate.

Table 3 — Rate/Volume Analysis

(Dollars in thousands)	2018 COMPARED TO 2017
	VOLUME	RATE	NET
Interest Income:
Loans, Net	$2,104	$1,120	$3,224
Taxable Investment Securities	(585)	865	280
Tax-Exempt Investment Securities	(832)	198	(634)
Restricted Investment in Bank Stocks	33	121	154
Other	2	―	2
Total Interest Income	$722	$2,304	$3,026
Interest Expense
Savings, NOW and Money Markets	$(92)	$473	$381
Time Deposits	145	434	579
Securities Sold U/A to Repurchase	(26)	24	(2)
Short-Term Borrowings	364	1,071	1,435
Long-Term Borrowings	(312)	(9)	(321)
Total Interest Expense	79	1,993	2,072
Net Interest Income	$643	$311	$954

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Balances on non-accrual loans are included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2018, the provision for loan losses was $200,000 as compared to $267,000 for 2017. The decrease in the provision for loan losses in 2018 as compared to 2017 resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, economic conditions, and other relevant factors. Net charge-offs by the Corporation for the fiscal years ended December 31, 2018 and 2017 were $942,000 and $137,000, respectively. See Allowance for Loan Losses on page 34 for further discussion.

Gross charge-offs amounted to $1,039,000 at December 31, 2018, as compared to $333,000 at December 31, 2017. The increased level of charge-offs for the year ended December 31, 2018 was mainly due to two large charge-offs totaling $548,000 on a non-accrual Commercial Real Estate participation loan to a student housing holding company. A charge-off in the amount of $342,000 was completed during the second quarter of 2018 to charge the loan balance down to the net realizable value of collateral less costs to sell, as the underlying value of the collateral was determined to be insufficient to cover the loan balance. An additional charge-off in the amount of $206,000 was completed during the fourth quarter of 2018 as a result of a repurchase of the remaining participants’ portions of the loan. The charge-off was completed to reduce the Bank’s post-repurchase loan balance down to the net realizable value of collateral less costs to sell, as the underlying value of collateral was deemed to be insufficient to cover the balance of the loan. The large charge-offs contributed to the increased balance of net charge-offs in 2018 but was not indicative of a significant change in asset quality in the overall loan portfolio. See Table 10 – Analysis of Allowance for Loan Losses for further details.

The allowance for loan losses as a percentage of average loans outstanding was 1.15% as of December 31, 2018 and 1.40% as of December 31, 2017.

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

NON-INTEREST INCOME

Non-interest income is derived primarily from service charges and fees, ATM and debit card income, trust department revenue, income on bank owned life insurance, gains on sales of mortgage loans and other miscellaneous income. In addition, net securities gains and losses also impact total non-interest income. Table 4 provides the yearly non-interest income by category, along with the amount, dollar changes, and percentage of change.

Non-interest income through December 31, 2018 was $5,562,000, a decrease of 9.9%, or $609,000, from 2017. The decrease was due primarily to a decrease in net securities gains. Table 4 provides the major categories of non-interest income and each respective change comparing the last two years.

During 2018, net securities gains decreased $1,003,000 to a net loss of $65,000. The Bank has taken gains and losses in the portfolio in 2018 in an effort to increase interest income through partial reinvestment in the investment portfolio and to fund growth in the loan portfolio.

Gains on sales of mortgage loans provided income of $188,000 in 2018 as compared to $316,000 in 2017. The decrease in gains on sales of mortgage loans in 2018 was due to a decrease in loans originated with the intent to sell and volume of loans sold. In 2018, the Bank originated $23,918,000 in residential mortgage loans, of which $8,926,000 were originated with the intent to sell. This compared unfavorably to 2017 when the Bank originated $20,843,000 in residential mortgage loans, of which $11,906,000 were originated with the intent to sell. The Corporation continues to service the majority of mortgages which are sold. This servicing income provides an additional source of non-interest income on an ongoing basis.

Service charges and fees increased by $256,000 or 14.2% in 2018 as compared to 2017, due to increases in certain deposit account fees and transaction fees implemented in 2018. In addition, ATM and debit card income increased $171,000 or 12.2%, due to increased transaction volume mainly due to the Bank’s Keystone Rewards incentives.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit investment products, and miscellaneous fees, increased $59,000, or 29.2% in 2018 as compared to 2017.

Table 4 — Non-Interest Income

(Dollars in thousands)	2018/2017
	Increase/(Decrease)
	2018	Amount	%	2017
Trust department	$943	$63	7.2	$880
Service charges and fees	2,059	256	14.2	1,803
Bank owned life insurance income	609	(27)	(4.2)	636
ATM and debit card income	1,567	171	12.2	1,396
Gains on sales of mortgage loans	188	(128)	(40.5)	316
Other	261	59	29.2	202
Subtotal	5,627	394	7.5	5,233
Net securities (losses) gains	(65)	(1,003)	(106.9)	938
Total	$5,562	$(609)	(9.9)	$6,171

NON-INTEREST EXPENSE

Total non-interest expense amounted to $22,645,000, an increase of $1,124,000, or 5.2% in 2018. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to $11,770,000 or 52.0% of total non-interest expense in 2018 and $11,170,000 or 51.9% in 2017. Salaries and employee benefits increased $600,000, or 5.4% in 2018. The increase in 2018 was primarily due to the addition of new sales positions in the commercial and residential mortgage lending areas, additional staff, normal merit increases and an increase in employee profit sharing contributions. The Corporation experienced a 5.8% increase in medical insurance for its employees in 2018. The number of full time equivalent employees was 195 as of December 31, 2018 and 191 as of December 31, 2017.

Net occupancy expense decreased $36,000, or 2.0% in 2018 as compared to 2017. Net furniture and equipment and computer expense increased $21,000, or 1.3% in 2018 compared to 2017.

Professional services increased $185,000, or 21.4% in 2018 as compared to 2017. The increase in 2018 was the result of additional accounting fees for 2017 out of scope audit work and additional engagements for the form S-3 consent for the Bank’s dividend reinvestment plan and 2017 state taxes. There were also higher engagement fees related to income generation consulting, higher legal fees relating to the resignation of an executive officer of the Bank and additional legal expenses associated with the dividend reinvestment plan rescission offer and form S-3 filing.

Pennsylvania shares tax expense increased $38,000, or 5.1% in 2018 as compared to 2017. FDIC insurance expense decreased $10,000, or 3.1% in 2018 as compared to 2017. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense increased $109,000, or 15.6% in 2018 as compared to 2017. The increase in 2018 was due to higher electronic funds transfer fees caused by increased client usage mainly due to the Bank’s Keystone Rewards incentives. Data processing fees increased $40,000, or 4.0% in 2018 as compared to 2017. The increase in 2018 was primarily due to pricing increases and new products from our main third party data processor.

Foreclosed assets held for resale expense amounted to $148,000 in 2018 as compared to $135,000 in 2017. The Corporation incurred costs associated with the maintenance and sales of twelve foreclosed properties in 2017 and thirteen foreclosed properties in 2018.

Advertising expense decreased $23,000, or 4.3% in 2018 as compared to 2017. The decrease in 2018 was primarily due to decreased newspaper advertising costs.

Other non-interest expense increased $187,000, or 6.9% in 2018 as compared to 2017. The increase in 2018 was due to an increase in amortization costs on one of the Corporation’s low income housing investment properties in 2018.

The overall level of non-interest expense remains low, relative to the Bank’s peers (community banks from $500 million to $1 billion in assets). In fact, the Bank’s total non-interest expense was 2.25% of average assets in 2018 and 2.15% in 2017. The Bank’s non-interest expense as a percentage of average assets places the Bank among the leaders in its peer financial institution categories in controlling non-interest expense.

Table 5 — Non-Interest Expense

(Dollars in thousands)

	2018/2017
	Increase/(Decrease)
	2018	Amount	%	2017
Salaries and employee benefits	$11,770	$600	5.4	$11,170
Occupancy, net	1,741	(36)	(2.0)	1,777
Furniture and equipment	598	29	5.1	569
Computer expense	1,017	(8)	(0.8)	1,025
Professional services	1,051	185	21.4	866
Pennsylvania shares tax	780	38	5.1	742
FDIC Insurance	311	(10)	(3.1)	321
ATM and debit card fees	806	109	15.6	697
Data processing fees	1,032	40	4.0	992
Foreclosed assets held for resale	148	13	9.6	135
Advertising	507	(23)	(4.3)	530
Other	2,884	187	6.9	2,697
Total	$22,645	$1,124	5.2	$21,521

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2018, was $459,000 as compared to $1,455,000 for the year ended December 31, 2017. The effective income tax rate was 4.7% in 2018 and 14.4% in 2017. The decrease in the effective tax rate for 2018 was due to a decrease in the Corporation’s income tax rate from 34% to 21% from the Tax Cuts and Jobs Act of 2017. The Act reduced the Corporation’s income tax rate effective January 1, 2018, as well as eliminating the alternative minimum tax. As a result of the reduction in the income tax rate, 2017 income tax expense included an additional income tax provision of $379,000 related to a reduction in the carrying value of the net deferred tax asset. Management expects the Corporation’s income tax provision will continue to be lower in 2019 and on an ongoing basis as a result of the lower tax rate.

FINANCIAL CONDITION

GENERAL

Total assets increased to $1,012,000,000 at year-end 2018, an increase of 2.2% from year-end 2017.

Total debt securities decreased $32,532,000 or 9.3% to $316,054,000 as of December 31, 2018.

Net loans increased in 2018 from $551,910,000 to $599,647,000, a 8.6% increase. Loan demand grew in 2018 as the Bank added loans in the commercial real estate category.

The cash surrender value of bank owned life insurance totaled $22,963,000 at December 31, 2018, an increase of $609,000 or 2.7% from 2017.

Investments in low-income housing partnerships were $2,096,000 at year-end 2018, a decrease of 20.2% from year-end 2017. The Bank became a limited partner in a new real estate venture during 2015 with an initial investment of $590,000, a second installment of $1,178,000 in 2016, third and fourth installments in 2017 of $168,000 and $84,000, respectively, and a commitment of an additional capital contribution up to $85,000 over the life of the project.  Investing in low-income housing real estate ventures enables the Bank to recognize tax credits and satisfy Community Reinvestment Act initiatives.

As of December 31, 2018, total deposits amounted to $671,553,000, a decrease of 13.7% from 2017. The decrease in 2018 was primarily due to the declining balances of municipal depositors including the migration of approximately 82% of the deposits of the Bank’s largest depositor to a non-bank competitor. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals, continue to be the Corporation’s most significant source of funds.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Borrowings increased in 2018 by $128,149,000, mainly due to decreased deposit balances and the need to fund growth in the loan portfolio.

Total stockholders’ equity increased to $116,756,000 at December 31, 2018, an increase of $37,000.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.5% for 2018 and 2017, respectively. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

SECURITIES

The Corporation uses securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The securities portfolio consists of available-for-sale debt securities. No securities were established in a trading account. Available-for-sale debt securities decreased $32,532,000 or 9.3% to $316,054,000 in 2018. At December 31, 2018, the net unrealized loss, net of the tax effect, on these securities was $2,581,000 and was included in stockholders’ equity as accumulated other comprehensive (loss) income. Table 6 provides data on the fair value of the Corporation’s securities portfolio on the dates indicated. The vast majority of security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate a security.

The securities portfolio includes, U.S. treasuries, U.S. government corporations and agencies, corporate debt obligations, mortgage-backed securities, asset backed securities, and obligations of state and political subdivisions, both tax-exempt and taxable.

Available-for-sale debt securities may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on the Corporation’s Consolidated Statements of Income. As of December 31, 2018, the securities portfolio does not contain any off-balance sheet derivatives or trust preferred investments.

Table 6 — Securities

(Dollars in thousands)
	December 31,
	2018	2017
	Available	Available
	for Sale	for Sale
U.S. Treasury securities	$5,295	$ ―
U. S. Government corporations and agencies	83,119	104,093
Other mortgage backed debt securities	4,749	―
Obligations of state and political subdivisions	182,278	215,522
Asset backed securities	14,370	―
Corporate debt securities	26,243	28,971
Total	$316,054	$348,586

The amortized cost and weighted average yield of securities, by contractual maturity, are shown below at December 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 7 ― Securities Maturity Table

(Dollars in thousands)	December 31, 2018
	Available-For-Sale Debt Securities
		U.S. Government	Other	Obligations
		Corporations &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Agencies	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions[2]	Securities	Securities
Within 1 Year:
Amortized cost	$2,472	$ ―	$ ―	$1,796	$ ―	$ ―
Weighted average yield	2.63%	―	―	3.93%	―	―

1 - 5 Years:
Amortized cost	2,835	17,144	―	34,900	―	17,127
Weighted average yield	2.21%	2.03%	―	2.81%	―	2.91%

5 - 10 Years:
Amortized cost	―	29,973	―	53,209	10,046	10,170
Weighted average yield	―	2.33%	―	3.35%	4.44%	2.78%

After 10 Years:
Amortized cost	―	37,889	4,767	92,716	4,277	―
Weighted average yield	―	2.84%	4.15%	3.68%	4.63%	―

Total:
Amortized cost	$5,307	$85,006	$4,767	$182,621	$14,323	$27,297
Weighted average yield	2.41%	2.50%	4.15%	3.42%	4.50%	2.86%

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

2Average yields on tax-exempt obligations of state and political subdivisions have been computed on a tax-equivalent basis using a 34% tax rate.

Marketable equity securities consist of common stock investments in other commercial banks and bank holding companies. At December 31, 2018 and 2017, the Corporation had $1,560,000 and $1,632,000, respectively, in equity securities recorded at fair value, a decrease of $72,000 or 4.4%. Prior to January 1, 2018 equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (AOCI), net of tax. At December 31, 2017, net unrealized gains, net of tax, of $634,000 had been recognized in AOCI. On January 1, 2018, the unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income.

LOANS

Total loans increased to $606,392,000 as of December 31, 2018, as compared to a balance of $559,397,000 as of December 31, 2017. Table 8 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased $46,995,000, or 8.4% in 2018 compared to an increase of $37,015,000, or 7.1% in 2017.

Steady demand for borrowing by businesses accounted for the 8.4% increase in total loans in 2018 as compared to the 7.1% increase in total loans in 2017. The Commercial and Industrial portfolio decreased $7,117,000 to $92,220,000 as of December 31, 2018, as compared to $99,337,000 at December 31, 2017. The decrease in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $14,841,000 and an increase of $7,615,000 in utilization of existing Commercial and Industrial lines of credit offset by loan payoffs of $22,801,000 and regular principal payments. The Commercial Real Estate loan portfolio (which includes tax-free Commercial Real Estate loans) increased $57,506,000 to $348,476,000 as of December 31, 2018, as compared to $290,970,000 at December 31, 2017. The increase was mainly the result of $88,395,000 in new loan originations, offset by $18,980,000 in loan payoffs in addition to a decrease of $2,143,000 in utilization of existing Commercial Real Estate lines of credit and regular principal payments and other typical amortization in the loan portfolio. Residential Real Estate loans decreased $3,184,000 to $159,741,000 as of December 31, 2018, as compared to $162,925,000 at December 31, 2017. The decrease was the result of new loan originations totaling $19,800,000, offset by loan payoffs of $19,320,000, net loans sold of $2,286,000 and regular principal payments. Net loans sold in the Residential Real Estate portfolio for the year ended December 31, 2018 consisted of total loans sold during the year ended December 31, 2018 of $8,760,000, offset with loans opened and sold in the same quarter during any quarter of 2018 which amounted to $6,474,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers despite the continued slow economic conditions.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $440,696,000 at December 31, 2018. Of total loans, $348,476,000 or 57.5% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. We continue to monitor these portfolios.

The largest relationship is comprised of various real estate entities with a mutual owner who is a related party of the bank and began real estate investment and development activities in 1989. The relationship had outstanding loan balances and unused commitments of $14,013,000 at December 31, 2018. The individual owns a diverse mix of real estate entities which specialize in construction/development projects (which include VA clinics), leasing of commercial office space, and rental of multi-tenant residential units. This relationship is comprised of $12,888,000 in term debt and three lines of credit totaling $1,125,000. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate, plus assignment of governmental leases and collateral pledge of cash accounts and marketable securities.

The second largest relationship consists of an electrical contractor that has serviced eastern and northeastern Pennsylvania for over forty years, as well as a related real estate holding company. The guarantor is also a partner in a separate real estate development company that specializes in the renovation and conversion of older buildings into commercial office space. The relationship had $10,868,000 in outstanding loan balances and unused commitments as of December 31, 2018. The debt is comprised of $4,763,000 in term debt and three lines of credit totaling $6,105,000. The loans are secured by commercial real estate, the assignment of rents and leases, and business assets.

The third largest relationship is comprised of multiple first and second lien mortgages relating to the purchase and improvements of several existing hotels. The principal and related owners/guarantors have extensive experience in the hotel industry, owning and operating hotels in various states for over twenty-five years. At December 31, 2018, the relationship had outstanding loan balances and unused commitments of $9,605,000. The debt is comprised of $9,475,000 in term debt and three lines of credit totaling $130,000. The loans are secured by commercial real estate, the assignment of rents and leases, and business assets.

The fourth largest relationship consists of a distributor and marketer of energy products and services including natural gas, propane, butane, and electricity. During 2017, the company undertook to partner with local banks to finance its capital needs while promoting regional economic development. At December 31, 2018, the relationship had outstanding balances of $8,550,000 which consisted entirely of unsecured term debt. The debt will be utilized for general corporate needs, including upgrades to the company’s utility distribution system that will enhance its ability to continue providing safe and reliable natural gas service.

The fifth largest relationship consists of a real estate development/holding company that was established in 2006 to construct a multi-tenant medical complex, as well as the medical-related entities that operate out of the complex. The relationship had outstanding loan balances and unused commitments of $8,129,000 at December 31, 2018. The debt is comprised of $7,379,000 in term debt and three lines of credit totaling $750,000. The relationship is secured by commercial real estate, as well as business assets and the assignment of rents and leases.

All loan relationships in excess of $1,500,000 are reviewed internally and through an external loan review process on an annual basis. Such review is based upon analysis of current financial statements of the borrower, co-borrowers/guarantors, payment history, and economic conditions.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $584,570,000 or 96.5% of gross loans are graded Pass; $5,377,000 or 0.9% are graded Special Mention; $15,572,000 or 2.6% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $20,949,000 at December 31, 2018, as compared to $16,712,000 at December 31, 2017. Commercial and Industrial non-pass grades decreased to $1,225,000 as of December 31, 2018, compared to $1,344,000 as of December 31, 2017. Commercial Real Estate non-pass grades increased to $18,652,000 as of December 31, 2018 as compared to $13,724,000 as of December 31, 2017. Residential Real Estate and Consumer non-pass grades decreased to $1,072,000 as of December 31, 2018, as compared to $1,644,000 as of December 31, 2017.

The $4,928,000 increase in the Commercial Real Estate non-pass grade portfolio during the year ended December 31, 2018 was mainly the result of activity associated with two large loans, as well as regular principal payments and other normal fluctuations in the Commercial Real Estate non-pass grade portfolio during the year ended December 31, 2018. A loan in the amount of $4,296,000 to a real estate developer specializing in commercial office space was downgraded to Special Mention during the fourth quarter of 2018 due to the borrower’s decreased ability to service the debt from operating cash flows, which was caused by the loss of a large tenant. The balance of an existing Substandard non-accrual participation loan to a student housing holding company experienced a net increase of $858,000 from $2,318,000 at December 31, 2017 to $3,176,000 at December 31, 2018. The remaining participants’ portions of the loan totaling $1,406,000 were repurchased during the fourth quarter of 2018, which net against a charge-off in the amount of $342,000 that was completed during the second quarter of 2018 to charge the loan balance down to the net realizable value of collateral less costs to sell, as the underlying value of the collateral was determined to be insufficient to cover the loan balance and an additional charge-off in the amount of $206,000 that was completed during the fourth quarter of 2018 as a result of the repurchase of the remaining participants’ portions of the loan. The charge-off was completed to reduce the Bank’s post-repurchase loan balance down to the net realizable value of collateral less costs to sell, as the underlying value of collateral was deemed to be insufficient to cover the balance of the loan.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

The classes of the Corporation’s loan portfolio net of unearned discount and net deferred loan fees and costs are summarized in Table 8.

Table 8 — Loans

(Dollars in thousands)	December 31,
	2018	2017	2016	2015	2014
Commercial and Industrial	$92,220	$99,337	$83,573	$85,074	$64,656
Commercial Real Estate	348,476	290,970	263,519	259,018	253,922
Residential Real Estate	159,741	162,925	169,035	166,628	163,553
Consumer	5,955	6,165	6,255	5,890	5,330
Total Loans	$606,392	$559,397	$522,382	$516,610	$487,461

The Corporation’s maturity and rate sensitivity information related to the loan portfolio is summarized in Table 9.

Table 9 ― Loan Maturity and Interest Sensitivity

Loans by Maturity

(Dollars in thousands)	December 31, 2018
		After One Year
	One Year	Through	After
	and Less	Five Years	Five Years	Total
Commercial and Industrial	$14,677	$41,636	$35,907	$92,220
Commercial Real Estate	32,856	89,610	226,010	348,476
Residential Real Estate	11,530	41,134	107,077	159,741
Consumer	1,710	3,497	748	5,955
Total	$60,773	$175,877	$369,742	$606,392

The above data represents the amount of loans receivable at December 31, 2018 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loans by Repricing Opportunity

(Dollars in thousands)	December 31, 2018
		After One Year
	One Year	Through	After
	and Less	Five Years	Five Years	Total
Commercial and Industrial	$32,105	$46,301	$13,814	$92,220
Commercial Real Estate	76,082	230,818	41,576	348,476
Residential Real Estate	20,279	36,155	103,307	159,741
Consumer	2,786	3,151	18	5,955
Total	$131,252	$316,425	$158,715	$606,392

Loans with a fixed interest rate	$35,661	$91,189	$129,837	$256,687
Loans with a variable interest rate	95,591	225,236	28,878	349,705
Total	$131,252	$316,425	$158,715	$606,392

The above data represents the amount of loans receivable at December 31, 2018 which are due or have the opportunity to reprice in the periods indicated, based on remaining scheduled repayments of principal for fixed rate loans or date of next repricing opportunity for variable rate loans. The fixed and variable portions of the amounts of loans receivable due or repricing in the periods indicated are also summarized above.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2018, the allowance for loan losses was $6,745,000 as compared to $7,487,000 as of December 31, 2018. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Table 10 contains an analysis of the allowance for loan losses indicating charge-offs and recoveries by year. In 2018, net charge-offs as a percentage of average loans were 0.16% as compared to 0.03% in 2017. Net charge-offs amounted to $942,000 in 2018 and $137,000 in 2017. Net charge-offs were significantly higher in 2018 than in 2017 due to two large charge-offs in the Commercial Real Estate portfolio that were completed during the year ended December 31, 2018. The two large charge-offs totaling $548,000 were completed on a non-accrual Commercial Real Estate participation loan to a student housing holding company. A charge-off in the amount of $342,000 was completed during the second quarter of 2018 to charge the loan balance down to the net realizable value of collateral less costs to sell, as the underlying value of the collateral was determined to be insufficient to cover the loan balance. An additional charge-off in the amount of $206,000 was completed during the fourth quarter of 2018 as a result of a repurchase of the remaining participants’ portions of the loan. The charge-off was completed to reduce the Bank’s post-repurchase loan balance down to the net realizable value of collateral less costs to sell, as the underlying value of collateral was deemed to be insufficient to cover the balance of the loan. These two large charge-offs made up a significant portion of the $783,000 in charge-offs completed in the Commercial Real Estate portfolio during the year ended December 31, 2018.

Despite significantly higher net charge-offs in 2018 than in 2017, the allowance for loan losses decreased from $7,487,000 at December 31, 2017 to $6,745,000 at December 31, 2018 due to a decrease in the historical loss factors utilized in the calculation of the general component of the allowance as related to Commercial and Industrial and Commercial Real Estate loans. The historical loss percentages for these two portfolios decreased due to decreased charge-offs included in the period used to calculate the historical loss factor for each of the respective portfolios at 2018 compared to 2017. The decrease in the historical loss factors related to the calculation of the allowance attributable to the Commercial and Industrial and Commercial Real Estate portfolios contributed significantly to the decrease in the allocated allowance for Commercial and Industrial loans from $949,000 at December 31, 2017 to $742,000 at December 31, 2018 and the decrease in the allocated allowance for Commercial Real Estate loans from $4,067,000 at December 31, 2017 to $3,700,000 at December 31, 2018. The unallocated component of the allowance also decreased from $704,000 at December 31, 2017 to $554,000 at December 31, 2018.

For the year ended December 31, 2018, the provision for loan losses was $200,000 as compared to $267,000 for 2017. The net effect of the provision, charge-offs and recoveries resulted in the year-end allowance for loan losses of $6,745,000 of which 10.7% was attributed to the Commercial and Industrial component, 54.9% attributed to the Commercial Real Estate component, 24.5% attributed to the Residential Real Estate component (primarily residential mortgages), 1.7% attributed to the Consumer component, and 8.2% being the unallocated component (refer to the activity in Note 4 ― Loans and Allowance for Loan Losses on page 72.) The Corporation determined that the provision for loan losses made during 2018 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2018.

Table 10 — Analysis of Allowance for Loan Losses

(Dollars in thousands)	Years Ended December 31,
	2018	2017	2016	2015	2014
Balance at beginning of period	$7,487	$7,357	$6,739	$6,390	$6,519
Charge-offs:
Commercial and Industrial	18	―	195	2	107
Commercial Real Estate	783	189	1,200	1,759	328
Residential Real Estate	181	62	61	210	209
Consumer	57	82	38	45	47
	1,039	333	1,494	2,016	691
Recoveries:
Commercial and Industrial	31	74	9	22	31
Commercial Real Estate	60	103	―	59	81
Residential Real Estate	―	9	12	1	14
Consumer	6	10	8	6	3
	97	196	29	88	129

Net charge-offs	942	137	1,465	1,928	562
Additions charged to operations	200	267	2,083	2,277	433
Balance at end of period	$6,745	$7,487	$7,357	$6,739	$6,390

Ratio of net charge-offs during the period to average loans outstanding during the period	0.16%	0.03%	0.28%	0.38%	0.12%
Allowance for loan losses to average loans outstanding during the period	1.15%	1.40%	1.42%	1.32%	1.36%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.15% in 2018 and 1.40% in 2017.

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

Table 11 — Allocation of Allowance for Loan Losses

(Dollars in thousands)	December 31,
	2018	%*	2017	%*	2016	%*	2015	%*	2014	%*
Commercial and Industrial	$724	11.7	$949	14.0	$836	11.7	$725	11.0	$542	9.4
Commercial Real Estate	3,700	59.8	4,067	60.0	4,421	62.0	3,983	60.5	3,176	55.2
Residential Real Estate	1,650	26.6	1,656	24.4	1,777	24.9	1,777	27.0	1,928	33.5
Consumer	117	1.9	111	1.6	95	1.4	96	1.5	107	1.9
Unallocated	554	N/A	704	N/A	228	N/A	158	N/A	637	N/A
	$6,745	100.0	$7,487	100.0	$7,357	100.0	$6,739	100.0	$6,390	100.0

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

Total non-performing assets amounted to $5,287,000 as of December 31, 2018, as compared to $6,231,000 as of December 31, 2017. The economy, in particular, high unemployment/labor underutilization rate, weak job markets, unsettled fuel prices and energy costs, and the continued slowness in the housing industry in our market areas had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising, while property values in some markets have fallen. Non-accrual loans totaled $3,896,000 as of December 31, 2018 as compared to $5,090,000 as of December 31, 2017. The significant decrease in non-accrual loans at December 31, 2018 as compared to December 31, 2017 is attributable to various fluctuations in the non-accrual portfolio during the year ended December 31, 2018. Large decreases to the non-accrual portfolio during the year ended December 31, 2018 consisted of six loans to a plastic processing company focused on non-post-consumer recycling and a related guarantor that carried a combined balance of $1,519,000 at December 31, 2017 which were returned to accrual status during the fourth quarter of 2018 and a residential mortgage that carried a balance of $340,000 at December 31, 2017 which was returned to accrual status during third quarter of 2018. These large decreases were net against an increase of $858,000 on a non-accrual participation loan to a student housing holding company, which resulted from a repurchase of the remaining participants’ portions of the loan totaling $1,406,000 during the fourth quarter of 2018, that was net against charge-offs totaling $548,000 that were completed during the year ended December 31, 2018. Foreclosed assets held for resale increased to $1,163,000 as of December 31, 2018 from $1,071,000 as of December 31, 2017. Loans past-due 90 days or more and still accruing interest amounted to $228,000 as of December 31, 2018 as compared to $70,000 as of December 31, 2017. At December 31, 2018, loans past-due 90 days or more and still accruing interest consisted of four Commercial Real Estate loans and one Residential Real Estate loan which were all well secured and in the process of collection as of December 31, 2018.

Non-performing assets to total loans was 0.87% as of December 31, 2018 compared to 1.11% at December 31, 2017. Non-performing assets to total assets was 0.52% as of December 31, 2018 compared to 0.63% at December 31, 2017. The allowance for loan losses to total non-performing assets was 127.58% as of December 31, 2018 as compared to 120.16% as of December 31, 2017. Additional detail can be found in Table 12 – Non-Performing Assets and Impaired Loans and the Loans Receivable on Non-Accrual Status table in Note 4 ― Loans and Allowance for Loan Losses. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $6,100,000 at December 31, 2018 and 5,043,000 at December 31, 2017.

Impaired loans were $17,593,000 at December 31, 2018 and $13,926,000 at December 31, 2017. The largest impaired loan relationship at December 31, 2018 consisted of one performing purchased participation loan to a real estate developer specializing in commercial office space, which was secured by commercial real estate. The loan was downgraded to Special Mention and modified as a TDR during the fourth quarter of 2018 due to the borrower’s decreased ability to service the debt from operating cash flows, which was caused by the loss of a large tenant. The maturity date of the loan was extended upon recommendation by the lead bank to afford the borrower additional time to attract a replacement tenant and/or pursue a refinancing of the debt through another lender. The Corporation’s share of the loan at December 31, 2018 was $4,296,000. The discounted cash flow evaluation at December 31, 2018 resulted in no specific allocation of the Bank’s share of the participation. The second largest impaired loan relationship at December 31, 2018 consisted of a non-performing participation loan to a student housing holding company which was secured by commercial real estate. The Corporation’s share of the loan at December 31, 2018 was $3,176,000. The loan was downgraded to Substandard and placed on non-accrual status during the third quarter of 2015 due to the borrower’s inability to reach a break-even rental income, related to the borrower’s failure to meet projected occupancy rates. One participant’s share in the amount of $1,350,000 was repurchased during the third quarter of 2017 and two remaining participants’ shares totaling $1,406,000 were repurchased during the fourth quarter of 2018. The collateral evaluation of the total participation at December 31, 2018 carried a value of $3,220,000 after considering estimated appraisal adjustments and costs to sell of 15% and considering the total participation outstanding note balance, resulted in no specific allocation. As of December 31, 2018, $1,904,000 had been charged off in relation to this loan. The third largest impaired loan relationship at December 31, 2018 consisted of one performing loan to a student housing holding company in the amount of $3,053,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates that was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The loan experienced a secondary modification during the third quarter of 2016 to extend the repayment term and modify the interest rate. The discounted cash flow evaluation at December 31, 2018 resulted in no specific allocation. As of December 31, 2018, $943,000 had been charged off in relation to this loan.

The Bank estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $17,593,000 in impaired loans at December 31, 2018, none were located outside the Corporation’s primary market area.

The outstanding recorded investment of loans categorized as TDRs was $13,777,000 as of December 31, 2018, compared to $9,109,000 as of December 31, 2017. The increase in TDRs at December 31, 2018 as compared to December 31, 2017 is mainly attributable to a loan in the amount of $4,296,000 to a real estate developer specializing in commercial office space that was modified as a TDR during the fourth quarter of 2018 to extend the maturity date of the loan. Of the forty-two restructured loans at December 31, 2018, nine loans are classified in the Commercial and Industrial portfolio, thirty-one loans are classified in the Commercial Real Estate portfolio, and two loans are classified in the Residential Real Estate portfolio. Troubled debt restructurings at December 31, 2018 consisted of eighteen term modifications beyond the original stated term, five interest rate modifications, and eighteen payment modifications. At December 31, 2018, there was also one troubled debt restructuring that experienced all three types of modification – payment, rate, and term. TDRs are separately evaluated for impairment disclosures, and if necessary, a specific allocation is established. As of December 31, 2018 and 2017, there were $1,000 and $2,000, respectively, in specific allocations attributable to the TDRs. There were no unused commitments on TDRs at December 31, 2018 and 2017.

At December 31, 2018, nine Commercial Real Estate loans classified as TDRs with a combined recorded investment of $499,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $6,000 were not in compliance with the terms of their restructure, compared to December 31, 2017 when six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $340,000 and one Residential Real Estate loan classified as a TDR with a recorded investment of $60,000 were not in compliance with the terms of their restructure.

During the year ended December 31, 2018, five Commercial Real Estate loans totaling $163,000 that were modified as TDRs within the twelve months preceding December 31, 2018 had experienced payment defaults, as compared to the year ended December 31, 2017 when no loans that were modified as TDRs within the twelve months preceding December 31, 2017 had experienced payment defaults.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2018 and 2017 management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 12 — Non-Performing Assets and Impaired Loans

(Dollars in thousands)	December 31,
	2018	2017
Non-performing assets
Non-accrual loans	$3,896	$5,090
Foreclosed assets held for resale	1,163	1,071
Loans past-due 90 days or more and still accruing interest	228	70
Total non-performing assets	$5,287	$6,231

Impaired loans
Non-accrual loans	$3,896	$5,090
Accruing TDRs	13,697	8,836
Total impaired loans	17,593	13,926
Allocated allowance for loan losses	(1)	(327)
Net investment in impaired loans	$17,592	$13,599

Impaired loans with a valuation allowance	$83	$2,646
Impaired loans without a valuation allowance	17,510	11,280
Total impaired loans	$17,593	$13,926

Allocated valuation allowance as a percent of impaired loans	0.01%	2.35%
Impaired loans to total loans	2.90%	2.49%
Non-performing assets to total loans	0.87%	1.11%
Non-performing assets to total assets	0.52%	0.63%
Allowance for loan losses to impaired loans	38.34%	53.76%
Allowance for loan losses to total non-performing assets	127.58%	120.16%

Real estate mortgages comprise 83.8% of the loan portfolio as of December 31, 2018, as compared to 81.1% as of December 31, 2017. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Consumer and commercial retail deposits are attracted primarily by the Bank’s eighteen full service office locations, one loan production office, and through its internet banking presence. The Bank offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Bank regularly reviews competing financial institutions’ interest rates, especially when establishing interest rates on certificates of deposit.

Deposits decreased by $106,593,000, or 13.7% for the year ending December 31, 2018 as compared to December 31, 2017. The decrease in deposits in 2018 can be attributed to the declining balances of highly rate sensitive municipal depositors and the migration of approximately 82% of the Bank’s largest depositor to a non-bank competitor.

The following schedule reflects the remaining maturities of time deposits and other time open deposits of $100,000 or more at December 31, 2018.

(Dollars in thousands)	Time	Other Time Open
	Deposits	Deposits
	>$100,000	>$100,000
Less than or equal to 3 months	$7,186	$ ―
Over 3 months through 6 months	10,924	―
Over 6 months through 12 months	25,719	855
Over 12 months	38,217	―
	$82,046	$855

Total borrowings were $219,445,000 as of December 31, 2018, compared to $91,296,000 on December 31, 2017. During 2018, long-term borrowings decreased from $65,000,000 to $45,000,000. The decrease in long-term borrowings in 2018 primarily resulted from the maturity of six individual term notes with FHLB.

Short-term debt increased from $26,296,000 in 2017 to $174,445,000 as of December 31, 2018 as a result of decreased deposit balances. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset seasonal fluctuations in deposits.

In connection with FHLB borrowings, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

The following table shows information about the Corporation’s short-term borrowings as of December 31, 2018 and 2017.

Table 13 ― Short-Term Borrowings

(Dollars in thousands)	2018
			Maximum
	Month End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$ ―	$ ―	$ ―	2.19%
Securities sold under agreements to repurchase	12,957	15,481	19,225	0.56%
Federal Discount Window	―	―	―	2.19%
Federal Home Loan Bank	161,488	96,120	161,487	2.28%
	$174,445	$111,601	$180,712	2.04%

(Dollars in thousands)	2017
			Maximum
	Month End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$ ―	$ ―	$ ―	1.82%
Securities sold under agreements to repurchase	22,844	21,872	23,452	0.41%
Federal Discount Window	―	10	―	1.71%
Federal Home Loan Bank	3,452	64,830	115,445	1.16%
	$26,296	$86,712	$138,897	0.97%

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on investment securities available-for-sale, net of taxes, referred to as accumulated other comprehensive (loss) income, may increase or decrease total equity capital. The total net increase in capital was $37,000 in 2018 after an increase of $7,034,000 in 2017. The increase in equity capital in 2018 was due to the retention of $3,017,000 in earnings and the issuance of new shares through the Corporation’s Dividend Reinvestment Program (“DRIP”) amounting to $1,153,000. Accumulated other comprehensive loss decreased $4,133,000 in 2018 as a result of market fluctuations in the investment portfolio.

The Corporation had 231,612 shares of common stock as of December 31, 2018 and December 31, 2017, at a cost of $5,709,000, as treasury stock, authorized and issued but not outstanding.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 8.05% for 2018 and 7.54% for 2017. Refer to Performance Ratios on page 22 — Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 14 reflects risk-based capital ratios and the leverage ratio for the Bank. The Bank’s leverage ratio was 9.01% at December 31, 2018 and 8.84% at December 31, 2017.

The Bank has consistently maintained regulatory capital ratios at or above the “well capitalized” standards. To be categorized as “well capitalized”, the Bank must maintain minimum tier 1 risk-based capital, common equity tier 1 risk based capital, total risk-based capital and tier 1 leverage ratios of 8.0%, 6.5%, 10.0% and 5.0%, respectively. For additional information on capital ratios, see Note 13 — Regulatory Matters. The risk-based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk-based capital ratio is credit risk exposure associated with off-balance sheet contracts and commitments.

Table 14 — Capital Ratios

At December 31, 2018 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of December 31, 2018 and December 31, 2017:

			To Be Well
			Capitalized
			Under Prompt
	December 31,	December 31,	Corrective Action
	2018	2017	Regulations
Tier 1 leverage ratio (to average assets)	9.01%	8.84%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	12.88%	13.06%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	12.88%	13.06%	8.00%
Total risk-based capital ratio	13.87%	14.21%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement is being phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. Management believes that, as of December 31, 2018, the Corporation would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if all such requirements were currently in effect.

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

At December 31, 2018, the Corporation had $313,923,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $4,741,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $12,957,000 at December 31, 2018.

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

Net cash flows provided by operating activities were $14,741,000 and $12,204,000 at December 31, 2018 and 2017, respectively. Net income amounted to $9,211,000 for the year ended December 31, 2018 and $8,648,000 for the year ended December 31, 2017. During the years ended December 31, 2018 and 2017, net premium amortization on investment securities amounted to $3,343,000 and $4,546,000, respectively. Proceeds (including gains) from sales of mortgage loans originated for resale exceeded net cash utilized for originations of mortgage loans originated for resale by $22,000 for the year ended December 31, 2018 and net cash utilized for originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $422,000 for the year ended December 31, 2017. Other assets increased $81,000 during the year ended December 31, 2018 and decreased $203,000 during the year ended December 31, 2017. Other liabilities decreased $17,000 and $313,000 during the years ended December 31, 2018 and 2017, respectively.

Investing activities used $29,045,000 and $6,788,000 during the years ended December 31, 2018 and 2017, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions net against purchases) provided cash of $23,964,000 and $30,734,000 during the years ended December 31, 2018 and 2017, respectively. Net cash used to originate loans amounted to $48,203,000 and $36,506,000 during the years ended December 31, 2018 and 2017, respectively.

Financing activities provided cash of $16,515,000 during the year ended December 31, 2018 and used cash of $5,805,000 during the year ended December 31, 2017. Deposits decreased by $106,593,000 during the year ended December 31, 2018 and increased by $52,164,000 during the year ended December 31, 2017. Short-term borrowings increased by $148,149,000 during the year ended December 31, 2018 and decreased by $42,994,000 during the year ended December 31, 2017. Repayment of long-term borrowings exceeded proceeds from long-term borrowings by $20,000,000 during the year ended December 31, 2018 and repayment of long-term borrowings amounted to $10,116,000 for the year ended December 31, 2017. Dividends paid amounted to $6,194,000 and $6,145,000 during the years ended December 31, 2018 and 2017, respectively.

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

Table 15 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2018.

Table 15 — Contractual Obligations

(Dollars in thousands)
	Less than	1 - 3	4 -5	Over
December 31, 2018	1 Year	Years	Years	5 Years	Total

Time deposits	$96,639	$74,672	$25,506	$475	$197,292
Securities sold under agreement to repurchase	12,957	—	—	—	12,957
Short-term borrowings	161,487	—	—	—	161,488
Long-term borrowings	20,000	20,000	3,000	2,000	45,000
Operating lease obligations	123	205	136	2,326	2,790
	$291,206	$94,877	$28,642	$4,801	$419,527

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2018, the Corporation had unfunded outstanding commitments to extend credit of $107,126,000 and outstanding standby letters of credit of $3,438,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 14 — Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

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

Increases in the level of interest rates also may adversely affect the fair value of the Corporation’s securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Corporation’s interest-earning assets, which could adversely affect the Corporation’s results of operations if sold, or, in the case of interest-earning assets classified as available-for-sale, the Corporation’s stockholders’ equity, if retained. Under FASB ASC 320-10, Investments – Debt Securities, changes in the unrealized gains and losses, net of taxes, on debt securities classified as available-for-sale are reflected in the Corporation’s stockholders’ equity. The Corporation does not own any trading assets.

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 16 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2018. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 16 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2018 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Table 16 — Interest Rate Sensitivity Analysis

(Dollars in thousands)
	December 31, 2018
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total

Assets	$130,679	$347,862	$448,981	$84,478	$1,012,000

Liabilities/Stockholders’ Equity	353,644	169,100	375,805	113,451	1,012,000

Interest Rate Sensitivity Gap	$(222,965)	$178,762	$73,176	$(28,973)

Cumulative Gap	$(222,965)	$(44,203)	$28,973	―

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

Table 17 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 11.5%, 22.2% and 31.1% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 6.8% and 9.4% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines, aside from the 200 basis point immediate increase scenario at (22.2)% vs. a policy limit of (20.0)% and the 300 basis point immediate increase scenario at (31.1)% vs. a policy limit of (25.0)%.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 200 – 250 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years ended December 31, 2018 and 2017, the cost of interest-bearing liabilities averaged 1.13% and 0.86%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 4.11% and 3.79%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At December 31, 2018, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 7.0% and 25.7%, respectively. Additionally, net present value is projected to decrease 1.0%, 6.3%, and 13.6% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are within the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Table 17 — Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(31.1)%
+200 bp Shock vs. Stable Rate	(22.2)%
+100 bp Shock vs. Stable Rate	(11.5)%
Flat rate
‒100 bp Shock vs. Stable Rate	6.8%
‒200 bp Shock vs. Stable Rate	9.4%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(13.6)%
+200 bp Shock vs. Stable Rate	(6.3)%
+100 bp Shock vs. Stable Rate	(1.0)%
Flat rate
‒100 bp Shock vs. Stable Rate	(7.0)%
‒200 bp Shock vs. Stable Rate	(25.7)%

Table 18 shows the quarterly results of operations for the Corporation for the years ended December 31, 2018 and 2017:

Table 18 — Quarterly Results of Operations (Unaudited)

(Dollars in thousands, except per share data)
	Three Months Ended
2018	March 31	June 30	September 30	December 31
Interest income	$8,271	$8,737	$9,169	$9,396
Interest expense	1,781	1,984	2,284	2,571
Net interest income	6,490	6,753	6,885	6,825
Provision for loan losses	50	―	―	150
Non-interest income	1,259	1,470	1,502	1,331
Non-interest expense	5,895	5,676	5,607	5,467
Income before income tax expense	1,804	2,547	2,780	2,539
Income tax expense	27	71	184	177
Net income	$1,777	$2,476	$2,596	$2,362

Basic and diluted earnings per share	$0.31	$0.43	$0.45	$0.41

(Dollars in thousands, except per share data)
	Three Months Ended
2017	March 31	June 30	September 30	December 31
Interest income	$7,897	$8,010	$8,164	$8,197
Interest expense	1,419	1,627	1,787	1,715
Net interest income	6,478	6,383	6,377	6,482
Provision for loan losses	83	―	84	100
Non-interest income	1,538	1,495	1,713	1,425
Non-interest expense	5,263	5,666	5,681	4,911
Income before income tax expense	2,670	2,212	2,325	2,896
Income tax expense	384	293	269	509
Net income	$2,286	$1,919	$2,056	$2,387

Basic and diluted earnings per share	$0.40	$0.34	$0.36	$0.42

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

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

First Keystone Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary (collectively the "Corporation") as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's consolidated financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Corporation’s auditor since 2018.

Williamsport, Pennsylvania
March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

First Keystone Corporation

Berwick, Pennsylvania

Opinion of the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of First Keystone Corporation and Subsidiary (the “Corporation”) as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2017, and the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Corporations auditor from 2014 to 2018.

Philadelphia, Pennsylvania
March 16, 2018

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)	December 31,
	2018	2017
ASSETS
Cash and due from banks	$9,822	$7,913
Interest-bearing deposits in other banks	1,128	826
Total cash and cash equivalents	10,950	8,739
Time deposits with other banks	1,482	1,482
Available-for-sale debt securities, at fair value	316,054	348,586
Marketable equity securities, at fair value	1,560	1,632
Restricted investment in bank stocks	8,681	4,058

Loans	606,027	558,563
Loans held for sale	365	834
Allowance for loan losses	(6,745)	(7,487)
Net loans	599,647	551,910
Premises and equipment, net	19,946	20,623
Accrued interest receivable	4,041	4,237
Cash surrender value of bank owned life insurance	22,963	22,354
Investments in low-income housing partnerships	2,096	2,626
Goodwill	19,133	19,133
Foreclosed assets held for resale	1,163	1,071
Deferred income taxes	1,469	936
Other assets	2,815	2,734
TOTAL ASSETS	$1,012,000	$990,121

LIABILITIES
Deposits:
Non-interest bearing	$126,361	$121,415
Interest bearing	545,192	656,731
Total deposits	671,553	778,146
Short-term borrowings	174,445	26,296
Long-term borrowings	45,000	65,000
Accrued interest payable	785	490
Other liabilities	3,461	3,470
TOTAL LIABILITIES	895,244	873,402

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of December 31, 2018 and 2017; issued 0 in 2018 and 2017	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of December 31, 2018 and 2017; issued 5,996,322 as of December 31, 2018 and 5,950,951 as of December 31, 2017; outstanding 5,764,710 as of December 31, 2018 and 5,719,339 as of December 31, 2017	11,993	11,902
Surplus	37,255	36,193
Retained earnings	75,798	72,507
Accumulated other comprehensive (loss) income	(2,581)	1,826
Treasury stock, at cost, 231,612 shares in 2018 and 2017	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	116,756	116,719
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,012,000	$990,121

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share data)	2018	2017

INTEREST INCOME
Interest and fees on loans	$25,886	$22,615
Interest and dividend income on investment securities:
Taxable	4,585	4,304
Tax-exempt	4,576	4,979
Dividends	47	47
Dividend income on restricted investment in bank stocks	443	289
Interest on interest-bearing deposits in other banks	36	34
Total interest income	35,573	32,268
INTEREST EXPENSE
Interest on deposits	5,193	4,232
Interest on short-term borrowings	2,277	844
Interest on long-term borrowings	1,150	1,472
Total interest expense	8,620	6,548
Net interest income	26,953	25,720
Provision for loan losses	200	267
Net interest income after provision for loan losses	26,753	25,453
NON-INTEREST INCOME
Trust department	943	880
Service charges and fees	2,059	1,803
Bank owned life insurance income	609	636
ATM fees and debit card income	1,567	1,396
Gains on sales of mortgage loans	188	316
Net securities (losses) gains	(65)	938
Other	261	202
Total non-interest income	5,562	6,171
NON-INTEREST EXPENSE
Salaries and employee benefits	11,770	11,170
Occupancy, net	1,741	1,777
Furniture and equipment	598	569
Computer expense	1,017	1,025
Professional services	1,051	866
Pennsylvania shares tax	780	742
FDIC insurance	311	321
ATM and debit card fees	806	697
Data processing fees	1,032	992
Foreclosed assets held for resale	148	135
Advertising	507	530
Other	2,884	2,697
Total non-interest expense	22,645	21,521
Income before income tax expense	9,670	10,103
Income tax expense	459	1,455
NET INCOME	$9,211	$8,648
PER SHARE DATA
Net income per share:
Basic	$1.60	$1.52
Diluted	1.60	1.52
Dividends per share	1.08	1.08

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)
	Years Ended December 31,
	2018	2017

Net Income	$9,211	$8,648

Other comprehensive (loss) income:
Unrealized net holding (losses) gains on debt securities arising during the period, net of income taxes of $(1,097) and $2,002, respectively	(4,127)	3,859

Less reclassification adjustment for net gains included in net income, net of income taxes of $(1) and $(324), respectively (a) (b)	(6)	(614)

Total other comprehensive (loss) income	(4,133)	3,245

Total Comprehensive Income	$5,078	$11,893

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018 and 2017

(Dollars in thousands, except share and per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity

Balance at January 1, 2017	5,904,563	$11,809	$35,047	$70,004	$(1,419)	$(5,756)	$109,685

Net Income				8,648			8,648
Other comprehensive income, net of taxes					3,245		3,245
Issuance of common stock under dividend reinvestment plan and exercise of employee stock options	46,388	93	1,146			47	1,286
Dividends - $1.08 per share				(6,145)			(6,145)
Balance at December 31, 2017	5,950,951	11,902	36,193	72,507	1,826	(5,709)	116,719

Net Income				9,211			9,211
Other comprehensive loss, net of taxes					(4,133)		(4,133)
Issuance of common stock under dividend reinvestment plan	45,371	91	1,062				1,153
Impact of adoption of accounting standards[1]				274	(274)		—
Dividends - $1.08 per share				(6,194)			(6,194)
Balance at December 31, 2018	5,996,322	$11,993	$37,255	$75,798	$(2,581)	$(5,709)	$116,756

1Represents the impact of adopting Accounting Standard Updates (“ASU”) 2018-02 and ASU 2016-01 effective January 1, 2018. See Note 1 to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
	Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,211	$8,648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	267
Depreciation and amortization	1,056	1,112
Net premium amortization on debt securities	3,343	4,546
Deferred income tax expense	566	146
Gains on sales of mortgage loans	(188)	(316)
Proceeds from sales of mortgage loans originated for resale	8,948	11,484
Originations of mortgage loans originated for resale	(8,926)	(11,906)
Net securities losses (gains)	65	(938)
Net losses (gains) on sales of foreclosed real estate held for resale, including write-downs	162	(19)
Decrease (increase) in accrued interest receivable	196	(320)
Earnings on investment in bank owned life insurance	(609)	(636)
Net (gains) losses on disposals of premises and equipment	(10)	2
(Increase) decrease in other assets	(81)	203
Amortization of investment in low-income housing partnerships	530	181
Increase in accrued interest payable	295	63
Decrease in other liabilities	(17)	(313)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,741	12,204
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of debt securities available-for-sale	44,122	81,807
Proceeds from maturities and redemptions of debt securities available-for-sale	22,058	21,662
Purchases of debt securities available-for-sale	(42,216)	(72,735)
Proceeds from maturities and redemptions of investment securities held-to-maturity	—	4
Net change in restricted investment in bank stocks	(4,623)	1,419
Net increase in loans	(48,203)	(36,506)
Purchase of premises and equipment	(446)	(2,585)
Purchase of investment in low-income housing partnerships	—	(252)
Proceeds from sales of foreclosed assets held for resale	263	398
NET CASH USED IN INVESTING ACTIVITIES	(29,045)	(6,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(106,593)	52,164
Net increase (decrease) in short-term borrowings	148,149	(42,994)
Proceeds from long-term borrowings	3,000	—
Repayment of long-term borrowings	(23,000)	(10,116)
Common stock issued	1,153	1,261
Proceeds from exercise of stock options	—	25
Dividends paid	(6,194)	(6,145)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,515	(5,805)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,211	(389)
CASH AND CASH EQUIVALENTS, BEGINNING	8,739	9,128
CASH AND CASH EQUIVALENTS, ENDING	$10,950	$8,739
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$8,325	$6,485
Income taxes paid	672	1,292
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Loans transferred to foreclosed assets held for resale	517	177
Loans transferred from held for sale portfolio	(611)	—

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

Nature of Operations

The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly-owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, governments, and public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 18 full service offices, one loan production office, and 20 Automated Teller Machines (“ATM”) located in Columbia, Luzerne, Montour, Monroe, and Northampton counties. The Corporation and its subsidiary must also adhere to certain federal and state banking laws and regulations and are subject to periodic examinations made by various state and federal agencies.

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

Significant Concentrations of Credit Risk

The majority of the Corporation’s activities involve customers located primarily in Columbia, Luzerne, Montour, Monroe, Northampton, and Lehigh counties in Pennsylvania. The types of securities in which the Corporation invests are presented in Note 3 – Securities. Credit risk as it relates to investment activities is moderated through the monitoring of ratings and geographic concentrations residing in the portfolio and the observance of minimum rating levels in the investment policy. Note 4 – Loans and Allowance for Loan Losses summarizes the types of lending in which the Corporation engages. The inherent risks associated with lending activities are mitigated by adhering to conservative underwriting practices and policies, as well as portfolio diversification and thorough monitoring of the loan portfolio. It is management’s opinion that the investment and loan portfolios were well balanced at December 31, 2018, to the extent necessary to avoid any significant concentrations of credit risk.

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

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2018, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

When other-than-temporary impairment occurs on debt securities, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected, and the realized loss is recognized as impairment charges on securities on the Consolidated Statements of Income. The amount of the total other-than-temporary impairment related to the other factors shall be recognized in other comprehensive (loss) income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings becomes the new amortized cost basis of the investment.

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

Restricted Investment in Bank Stocks

The Bank owns restricted stock investments in the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Community Bankers Bank (“ACBB”). These investments do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these investments are carried at cost. At December 31, 2018, the Corporation held $8,646,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2017, the Corporation held $4,023,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

Management evaluates the restricted investment in bank stocks for impairment on an annual basis. Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the cost of these investments rather than by recognizing temporary declines in value. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted investment in bank stocks; (i) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (ii) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the correspondent bank; and (iv) the liquidity position of the correspondent bank. Based on the analysis of these factors, management determined that no impairment charge was necessary related to the restricted investment in bank stocks during 2018 or 2017.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $365,000 at December 31, 2018 and $834,000 at December 31, 2017.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the Consolidated Balance Sheets. As of December 31, 2018 and 2017 the amount of the reserve for unfunded lending commitments was $117,000 and $116,000, respectively.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Mortgage Servicing Rights

The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation may retain the right to service these loans. The mortgage loans sold and serviced for others are not included in the Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $97,201,000 and $100,179,000 at December 31, 2018 and 2017, respectively. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of the sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The servicing asset is included in other assets in the Consolidated Balance Sheets and amounted to $316,000 at December 31, 2018 and $379,000 at December 31, 2017. The amount of servicing income earned was $247,000 and $246,000 at December 31, 2018 and 2017, respectively. Amortization recognized in relation to mortgage servicing rights was $129,000 and $135,000 at December 31, 2018 and 2017, respectively. Both income and amortization are included in service charges and fees on the Consolidated Statements of Income. Gains or losses on sales of mortgage loans are recognized based on the differences between the selling price and the carrying value of the related mortgage loans sold.

Bank Owned Life Insurance

The cash surrender value of bank owned life insurance is carried as an asset, and changes in cash surrender value are recorded as non-interest income.

The Bank entered into agreements to provide post-retirement benefits to two retired employees in the form of life insurance payable to the employee’s beneficiaries upon their death through endorsement split dollar life insurance arrangements. The Bank’s accrued liabilities for this benefit agreement as of December 31, 2018 and 2017 was $40,000 and $41,000, respectively. The related expense for this benefit agreement amounted to $(1,000) for the years ended December 31, 2018 and 2017.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Investments in Low-Income Housing Partnerships

The Bank is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the cost method. Under the cost method, the Bank recognizes tax credits as they are allocated and amortizes the initial cost of the investment over the period that the tax credits are allocated to the Bank. The amount of tax credits allocated to the Bank were $405,000 in 2018 and $323,000 in 2017, and the amortization of the investments in the limited partnerships were $530,000 and $181,000 in 2018 and 2017, respectively. During 2015, the Bank became a limited partner in a real estate venture with an initial investment of $590,000, and additional capital contributions of $1,178,000 made in 2016 and $252,000 made in 2017. The construction was completed and the property was occupied in 2017.

Goodwill and Core Deposit Intangibles

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has evaluated the goodwill included in its consolidated balance sheet at September 30, 2018, and has determined there was no impairment as of that date. In addition, the Corporation did not identify any impairment in 2017. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Stock Based Compensation

The Corporation adopted a stock option incentive plan in 1998. Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant. A Black-Scholes Option Pricing Model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period. The Plan expired in 2008, and therefore, no stock options are available for issuance. After adjustments for the effects of stock dividends, options exercised and options forfeited, there are no exercisable options issued and outstanding as of December 31, 2018.

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

(In thousands, except earnings per share)
	Year Ended December 31,
	2018	2017
Net income	$9,211	$8,648
Weighted-average common shares outstanding	5,737	5,689
Basic earnings per share	$1.60	$1.52

Weighted-average common shares outstanding	5,737	5,689
Common stock equivalents due to effect of stock options	—	—
Total weighted-average common shares and equivalents	5,737	5,689
Diluted earnings per share	$1.60	$1.52

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Trust Assets and Revenues

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Assets held in Trust were $105,917,000 and $111,130,000 at December 31, 2018 and 2017, respectively. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Comprehensive Income (Loss)

The Corporation is required to present accumulated other comprehensive income (loss) in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income (loss) is comprised of net unrealized holding gains (losses) on the available-for-sale securities portfolio. The Corporation has elected to report these effects on the Consolidated Statements of Comprehensive Income.

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred.

Recent Accounting Standards Updates (“ASU”) – Adopted:

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the year ended December 31, 2018 that were not already adopted by the Corporation in previous periods.

On January 1, 2018, the Corporation adopted ASU 2014-09, Revenue from Contracts with Customers, and all subsequent amendments to the ASU (collectively “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Corporation’s revenue comes from interest income, including loans and securities, which are outside the scope of ASC 606. The Corporation’s services that fall within the scope of ASC 606 are presented within other income on the consolidated statements of income and are recognized as revenue as the Corporation satisfies its obligation to the customer. Services within the scope of ASC 606 include deposit related fees and service charges, interchange fees and surcharges, and income from wealth management activities. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded. New disclosures required by the ASU are included in Note 18, “Revenue Recognition”.

On January 1, 2018, the Corporation adopted ASU 2016-01, Financial Instruments-Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the guidance on the classification and measurement of financial instruments. Adoption of ASU 2016-01 resulted in: (1) separate classification of marketable equity securities previously included in investment securities available-for-sale on the consolidated balance sheets, (2) changes in the fair value of the equity securities being captured in the consolidated statements of income and (3) an increase in retained earnings and corresponding decrease in accumulated other comprehensive loss of $634,000 at January 1, 2018 for the after-tax impact of the change in accounting for the unrealized gain on the equity securities. Adoption of the standard also resulted in the use of an exit price to determine the fair value of financial instruments not measured at fair value in the consolidated balance sheets. For more information about fair value disclosures, refer to Note 17, “Fair Value Measurements”.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU No. 2016-15 addresses eight cash flow issues with specific guidance on how certain cash receipts and cash payments should be presented on the statement of cash flows. ASU No. 2016-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The adoption of ASU No. 2016-15 in 2018 had no material effect on the Corporation’s cash flows.

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-18, Statement of Cash Flows-Restricted Cash (Topic 230). The amendments in this Update clarify the inclusion of restricted cash in the cash and cash equivalents beginning-of-period and end-of period reconciliation on the consolidated statement of cash flows. For public business entities that are SEC filers, such as the Corporation, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The implementation of this ASU in 2018 had no material effect on the Corporation’s cash flows.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all entities that offer employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The ASU is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of this update in 2018 had no material impact on the Corporation’s consolidated financial position or results of operations.

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

Pending ASUs:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU No. 2016-02 changes GAAP by requiring that lease assets and liabilities arising from operating leases be recognized on the balance sheet. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, Codification Improvements to Topic 842, Leases, amending various aspects of Topic 842.  Among other things, ASU 2018-11 provides for an optional transition method under which comparative periods presented in the financial statements will continue to be in accordance with Topic 840, Leases, and a practical expedient to not separate non-lease components from the associated lease component. Topic 842 would not significantly change the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee from current U.S. GAAP. For leases with a term of 12 months or less, a lessee would be permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. Topic 842 will become effective for the Corporation for annual and interim periods beginning in the first quarter 2019. The Corporation has elected to adopt this pronouncement using the optional transition method under ASU 2018-11 as of January 1, 2019. The Corporation estimates that the adoption will result in recognition of right-of-use assets and lease liabilities for operating leases of approximately $1,465,000 and $1,556,000, respectively, on its Consolidated Balance Sheets, with no expected adjustment to stockholders’ equity and no material impact to its consolidated statements of income.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Corporation does not expect this adoption to have a material impact on its consolidated financial statements and related disclosures.

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

Reclassifications

Certain amounts previously reported have been reclassified, when necessary, to conform with presentations used in the 2018 consolidated financial statements. Such reclassifications have no effect on the Corporation’s net income.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 — RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2018 and 2017, was $1,178,000 and $1,402,000, respectively, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset daily cash management activities and specific charges for services. At December 31, 2018 and 2017, the amount of this balance was $1,118,000 and $815,000, respectively.

NOTE 3 — SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “available-for-sale” were as follows at December 31, 2018 and 2017:

	Available-for-Sale Debt Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018:	Cost	Gains	Losses	Value
U.S. Treasury securities	$5,307	$—	$(12)	$5,295
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	66,300	105	(1,529)	64,876
Other	18,706	21	(484)	18,243
Other mortgage backed securities	4,767	—	(18)	4,749
Obligations of state and political subdivisions	182,621	1,678	(2,021)	182,278
Asset backed securities	14,323	47	—	14,370
Corporate debt securities	27,297	24	(1,078)	26,243
Total	$319,321	$1,875	$(5,142)	$316,054

	Available-for-Sale Debt Securities
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017:	Cost	Gains	Losses	Value
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	82,825	210	(1,175)	81,860
Other	22,409	132	(308)	22,233
Other mortgage backed debt securities	—	—	—	—
Obligations of state and political subdivisions	211,743	4,690	(911)	215,522
Asset backed securities	—	—	—	—
Corporate debt securities	29,645	90	(764)	28,971
Total	$346,622	$5,122	$(3,158)	$348,586

Available-for-sale debt securities with an aggregate fair value of $149,993,000 at December 31, 2018 and $290,104,000 at December 31, 2017, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, debtor in possession funds and the Federal Discount Window aggregating $112,528,000 at December 31, 2018 and $224,659,000 at December 31, 2017.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Available for Sale
	Amortized
	Cost	Fair Value
1 year or less	$4,268	$4,264
Over 1 year through 5 years	55,283	54,544
Over 5 years through 10 years	86,076	84,779
Over 10 years	102,627	102,842
Mortgage-backed securities	71,067	69,625
Total	$319,321	$316,054

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2018. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in available-for-sale debt securities during 2018 and 2017 were $44,122,000 and $81,807,000, respectively. Gross gains realized on these sales were $122,000 and $1,024,000, respectively. Gross losses on these sales were $115,000 and $86,000, respectively. There were no impairment losses realized on available-for-sale debt securities during 2018 or 2017.

At December 31, 2018 and 2017, the Corporation had $1,560,000 and $1,632,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (AOCI), net of tax. At December 31, 2017, net unrealized gains, net of tax, of $634,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2018:

(Dollars in thousands)
December 31, 2018
Net losses recognized during the period on equity securities	$(72)
Net gains and (losses) recognized during the period on equity securities sold during the period	—
Net losses recognized during the reporting period on equity securities still held at the reporting date	$(72)

The Corporation and its investment advisors monitor the entire portfolio at least quarterly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at December 31, 2018 and 2017.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

In accordance with disclosures required by FASB ASC 320-10-50, Investments - Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s debt securities, aggregated by investment category, of which individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2018 and 2017:

December 31, 2018

(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury securities	$5,295	$(12)	$—	$—	$5,295	$(12)
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	3,690	(17)	55,443	(1,512)	59,133	(1,529)
Other	7,553	(66)	7,067	(418)	14,620	(484)
Other mortgage backed debt securities	4,749	(18)	—	—	4,749	(18)
Obligations of state and political subdivisions	14,453	(75)	66,583	(1,946)	81,036	(2,021)
Asset backed securities	—	—	—	—	—	—
Corporate debt securities	1,823	(29)	19,477	(1,049)	21,300	(1,078)
Total	$37,563	$(217)	$148,570	$(4,925)	$186,133	$(5,142)

December 31, 2017

(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	30,555	(300)	33,943	(875)	64,498	(1,175)
Other	2,905	(4)	7,179	(304)	10,084	(308)
Other mortgage backed securities	—	—	—	—	—	—
Obligations of state and political subdivisions	36,149	(329)	22,566	(582)	58,715	(911)
Asset backed securities	—	—	—	—	—	—
Corporate debt securities	6,746	(24)	15,174	(740)	21,920	(764)
Total	$76,355	$(657)	$78,862	$(2,501)	$155,217	$(3,158)

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 27 debt securities with a less than one year unrealized loss position, or any of their 103 debt securities with a one year or greater unrealized loss position, as of December 31, 2018, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the classes of the loan portfolio summarized by risk rating as of December 31, 2018 and 2017:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	2018	2017	2018	2017
Grade:
1-6 Pass	$90,835	$97,832	$329,126	$276,682
7 Special Mention	6	10	5,249	1,514
8 Substandard	1,219	1,334	13,403	12,210
9 Doubtful	—	—	―	—
Add (deduct): Unearned discount and	—	—	―	—
Net deferred loan fees and costs	160	161	698	564
Total loans	$92,220	$99,337	$348,476	$290,970

	Residential Real Estate
	Including Home Equity		Consumer Loans
	2018	2017	2018	2017
Grade:
1-6 Pass	$158,755	$161,405	$5,854	$5,997
7 Special Mention	121	124	1	52
8 Substandard	941	1,444	9	24
9 Doubtful	—	—	―	—
Add (deduct): Unearned discount and	—	(1)	—	—
Net deferred loan fees and costs	(76)	(47)	91	92
Total loans	$159,741	$162,925	$5,955	$6,165

	Total Loans
	2018	2017
Grade:
1-6 Pass	$584,570	$541,916
7 Special Mention	5,377	1,700
8 Substandard	15,572	15,012
9 Doubtful	—	—
Add (deduct): Unearned discount and	—	(1)
Net deferred loan fees and costs	873	770
Total loans	$606,392	$559,397

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $24,161,000 and $2,164,000 at December 31, 2018 and $40,926,000 and $2,315,000 at December 31, 2017. Loans held for sale amounted to $365,000 at December 31, 2018 and $834,000 at December 31, 2017.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The activity in the allowance for loan losses, by loan class, is summarized below for the years indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
2018
Allowance for Loan Losses:
Beginning balance	$949	$4,067	$1,656	$111	$704	$7,487
Charge-offs	(18)	(783)	(181)	(57)	—	(1,039)
Recoveries	31	60	—	6	—	97
Provision	(238)	356	175	57	(150)	200
Ending Balance	$724	$3,700	$1,650	$117	$554	$6,745
Ending balance: individually
evaluated for impairment	$—	$1	$—	$—	$—	$1
Ending balance: collectively
evaluated for impairment	$724	$3,699	$1,650	$117	$554	$6,744

Loans Receivable:
Ending Balance	$92,220	$348,476	$159,741	$5,955	$—	$606,392
Ending balance: individually
evaluated for impairment	$1,126	$15,890	$577	$—	$—	$17,593
Ending balance: collectively
evaluated for impairment	$91,094	$332,586	$159,164	$5,955	$—	$588,799

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
2017
Allowance for Loan Losses:
Beginning balance	$836	$4,421	$1,777	$95	$228	$7,357
Charge-offs	—	(189)	(62)	(82)	—	(333)
Recoveries	74	103	9	10	—	196
Provision	39	(268)	(68)	88	476	267
Ending Balance	$949	$4,067	$1,656	$111	$704	$7,487
Ending balance: individually
evaluated for impairment	$—	$305	$22	$—	$—	$327
Ending balance: collectively
evaluated for impairment	$949	$3,762	$1,634	$111	$704	$7,160

Loans Receivable:
Ending Balance	$99,337	$290,970	$162,925	$6,165	$—	$559,397
Ending balance: individually
evaluated for impairment	$1,203	$11,673	$1,050	$—	$—	$13,926
Ending balance: collectively
evaluated for impairment	$98,134	$279,297	$161,875	$6,165	$—	$545,471

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Of the $1,163,000 in foreclosed assets held for resale at December 31, 2018, $268,000 was secured by residential real estate, $39,000 was secured by land, and $856,000 was secured by commercial real estate. All foreclosed assets were held as the result of obtaining physical possession. Of the $1,071,000 in foreclosed assets held for resale at December 31, 2017, $15,000 was secured by residential real estate, $50,000 was secured by land, and $1,006,000 was secured by commercial real estate. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $718,000 at December 31, 2018 and $485,000 at December 31, 2017. These balances were not included in foreclosed assets held for resale at December 31, 2018 and 2017.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding recorded investment of loans categorized as TDRs as of December 31, 2018 and December 31, 2017 was $13,777,000 and $9,109,000, respectively. The increase in TDRs at December 31, 2018 is mainly attributable to a loan in the amount of $4,296,000 to a real estate developer specializing in commercial office space that was modified as a TDR during the fourth quarter of 2018 to extend the maturity date of the loan. There were no unfunded commitments on TDRs at December 31, 2018 and 2017.

For the year ended December 31, 2018, twelve loans with a combined post modification balance of $5,627,000 were classified as TDRs, as compared to the year ended December 31, 2017 when four loans with a combined post modification balance of $1,170,000 were classified as TDRs. The loan modifications for the year ended December 31, 2018 consisted of one interest rate modification, three term modifications beyond the original stated term and eight payment modifications. The loan modifications for the year ended December 31, 2017 consisted of one term modification beyond the original stated term and three payment modifications.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)

	December 31,	December 31,
	2018	2017
Non-accrual TDRs	$80	$273
Accruing TDRs	13,697	8,836
Total	$13,777	$9,109

At December 31, 2018, nine Commercial Real Estate loans classified as TDRs with a combined recorded investment of $499,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $6,000 were not in compliance with the terms of their restructure, compared to December 31, 2017 when six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $340,000 and one Residential Real Estate loan classified as a TDR with a recorded investment of $60,000 were not in compliance with the terms of their restructure.

During the year ended December 31, 2018, five Commercial Real Estate loans totaling $163,000 that were modified as TDRs within the twelve months preceding December 31, 2018 had experienced payment defaults, as compared to the year ended December 31, 2017 when no loans that were modified as TDRs within the twelve months preceding December 31, 2017 had experienced payment defaults.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents information regarding the loan modifications categorized as TDRs during the years ended December 31, 2018 and 2017.

(Dollars in thousands)

	Year Ended December 31, 2018
		Pre-Modification	Post-Modification	Year-End
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	3	$751	$751	$771
Commercial Real Estate	8	4,833	4,850	4,688
Residential Real Estate	1	26	26	25
Total	12	$5,610	$5,627	$5,484

(Dollars in thousands)

	Year Ended December 31, 2017
		Pre-Modification	Post-Modification	Year-End
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	1	$38	$38	$36
Commercial Real Estate	2	1,064	1,072	1,069
Residential Real Estate	1	32	60	60
Total	4	$1,134	$1,170	$1,165

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the years ended December 31, 2018 and 2017 with the total number of each type of modification performed.

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	―	—	3	3	―	—	1	1
Commercial Real Estate	1	2	5	8	—	1	1	2
Residential Real Estate	―	1	—	1	―	―	1	1
Total	1	3	8	12	—	1	3	4

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below for the periods ended December 31, 2018 and 2017.

(Dollars in thousands)

	December 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,126	$1,126	$—	$1,203	$1,203	$—
Commercial Real Estate	15,807	20,107	—	9,199	11,383	—
Residential Real Estate	577	619	—	878	1,024	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	83	83	1	2,474	3,889	305
Residential Real Estate	—	—	—	172	172	22
Total	$17,593	$21,935	$1	$13,926	$17,671	$327
Total consists of:
Commercial and Industrial	$1,126	$1,126	$—	$1,203	$1,203	$—
Commercial Real Estate	$15,890	$20,190	$1	$11,673	$15,272	$305
Residential Real Estate	$577	$619	$—	$1,050	$1,196	$22

At December 31, 2018 and 2017, $13,777,000 and $9,109,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $1,000 and $2,000, respectively. The recorded investment represents the loan balance reflected on the Consolidated Balance Sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the years ended December 31, 2018 and 2017.

(Dollars in thousands)

	For the Year Ended		For the Year Ended
	December 31, 2018		December 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,157	$53	$1,032	$25
Commercial Real Estate	11,575	623	11,140	485
Residential Real Estate	794	11	789	7

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	662	3	1,630	4
Residential Real Estate	138	—	215	—
Total	$14,326	$690	$14,806	$521

Total consists of:
Commercial and Industrial	$1,157	$53	$1,032	$25
Commercial Real Estate	$12,237	$626	$12,770	$489
Residential Real Estate	$932	$11	$1,004	$7

Of the $690,000 and $521,000 in interest income recognized on impaired loans for the years ended December 31, 2018 and 2017, respectively, $9,000 and $20,000 was recognized with respect to non-accrual loans.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of December 31, 2018 and 2017 were as follows:

(Dollars in thousands)

	December 31,	December 31,
	2018	2017
Commercial and Industrial	$—	$798
Commercial Real Estate	3,402	3,302
Residential Real Estate	494	990
Total non-accrual loans	3,896	5,090
Foreclosed assets held for resale	1,163	1,071
Loans past-due 90 days or more and still accruing interest	228	70
Total non-performing assets	$5,287	$6,231

If interest on non-accrual loans had been accrued at original contract rates, interest income would have increased by $784,000 in 2018 and $328,000 in 2017.

The following tables present the classes of the loan portfolio summarized by the past-due status at December 31, 2018 and 2017:

(Dollars in thousands)

							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
December 31, 2018:
Commercial and Industrial	$16	$30	$—	$46	$92,174	$92,220	$—
Commercial Real Estate	1,990	630	3,477	6,097	342,379	348,476	145
Residential Real Estate	1,519	228	456	2,203	157,538	159,741	83
Consumer	12	—	—	12	5,943	5,955	—
Total	$3,537	$888	$3,933	$8,358	$598,034	$606,392	$228

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

At December 31, 2018, commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit in the amount of $1,249,000 that was associated with a loan to a developer of a residential sub-division. At December 31, 2017, commitments to lend additional funds with respect to impaired loans consisted of three irrevocable letters of credit totaling $1,268,000. One irrevocable letter of credit in the amount of $1,249,000 was associated with a loan to a developer of a residential sub-division. Two irrevocable letters of credit totaling $19,000 were associated with a loan to a non-profit community recreation facility.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2018 and 2017 is as follows:

(Dollars in thousands)

	Estimated Useful
	Life (in years)	2018	2017
Land	N/A	$3,744	$3,744
Buildings	5-40	20,639	20,562
Leasehold improvements	3-20	174	147
Equipment	3-25	8,283	8,331
		32,840	32,784
Less: Accumulated depreciation		12,894	12,161
Total		$19,946	$20,623

Depreciation amounted to $1,141,000 for 2018 and $1,197,000 for 2017.

The banking subsidiary previously leased land and a bank building in Stroudsburg, Pennsylvania, under a lease that expired in the fourth quarter of 2017. At the time of lease expiration, the land and bank building were purchased for a total cost of $2,384,000.

NOTE 6 — DEPOSITS

Major classifications of deposits at December 31, 2018 and 2017 consisted of:

(Dollars in thousands)

	2018	2017
Non-interest bearing demand	$126,361	$121,415
Interest bearing demand	180,328	265,379
Savings	167,572	183,724
Time certificates of deposits less than $250,000	172,550	171,556
Time certificates of deposits $250,000 or greater	23,597	34,933
Other time	1,145	1,139
Total deposits	$671,553	$778,146

The following is a schedule reflecting classification and remaining maturities of time deposits at December 31, 2018:

(Dollars in thousands)

Year Ending
2019	$96,639
2020	41,642
2021	33,030
2022	18,822
2023	6,684
Thereafter	475
$197,292

At December 31, 2018, the largest two depositors had aggregate deposits of approximately $43,107,000 as follows:

(Dollars in thousands)

School district	$22,457
School district	20,650
Total	$43,107

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 7 — SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and Federal Home Loan Bank (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted-average interest rates at and for the years ended December 31, 2018 and 2017 are as follows:

(Dollars in thousands)

	2018		2017
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	2.19%	$—	1.82%
Securities sold under agreements to repurchase	12,957	0.56%	22,844	0.41%
Federal Discount Window	—	2.19%	—	1.71%
Federal Home Loan Bank	161,488	2.28%	3,452	1.16%
	$174,445	2.04%	$26,296	0.97%

At December 31, 2018, the maximum borrowing capacity of federal funds purchased and the Federal Discount Window was $15,000,000 and $4,741,000, respectively. Please refer to Note 8 ― Long-Term Borrowings for the Corporation’s maximum borrowing capacity at FHLB.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2018 and 2017.

(Dollars in thousands)

		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
December 31, 2018
Repurchase agreements (a)	$12,957	$ ―	$12,957	$(12,957)	$ ―	$	―

December 31, 2017
Repurchase agreements (a)	$22,844	$ ―	$22,844	$(22,844)	$ ―	$	―

(a) As of December 31, 2018 and 2017, the fair value of securities pledged in connection with repurchase agreements was $16,970,000 and $26,023,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of December 31, 2018.

(Dollars in thousands)

	Remaining Contractual Maturity of the Agreements
	Overnight					Greater
	and	Up to		30 -90		than
	Continuous	30 days		Days		90 Days	Total
Repurchase agreements and repurchase-to-maturity
transactions:
U.S. Treasury and/or agency securities	$12,957	$	―	$	―	$ ―	$12,957
Total	$12,957	$	―	$	―	$ ―	$12,957

NOTE 8 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The qualifying assets are real estate mortgages and certain investment securities.

A schedule of long-term borrowings by maturity as of December 31, 2018 and 2017 follows:

(Dollars in thousands)

	2018	2017
Due 2018, 1.27% to 4.86%	$—	$23,000
Due 2019, 1.79% to 2.11%	20,000	20,000
Due 2020, 1.62% to 1.95%	10,000	10,000
Due 2021, 1.42% to 1.58%	10,000	10,000
Due 2023, 2.96%	3,000	—
Due 2028, 5.14%	2,000	2,000
	$45,000	$65,000

The Corporation’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, FHLB may declare all indebtedness of the Corporation immediately due. In addition, FHLB shall not be required to fund advances under any outstanding commitments. At December 31, 2018, the Corporation’s maximum borrowing capacity at FHLB, which takes into account FHLB long-term notes and FHLB short-term borrowings, was $313,923,000.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 — INCOME TAXES

The current and deferred components of the income tax expense consisted of the following:

(Dollars in thousands)

	2018	2017
Federal
Current	$(107)	$1,309
Deferred	566	146
Income tax expense	$459	$1,455

The following is a reconciliation between the income tax expense and the amount of income taxes which would have been provided at the statutory rate of 21% in 2018 and 34% in 2017:

(Dollars in thousands)

	2018		2017
	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$2,031	21.0%	$3,435	34.0%
Tax-exempt income	(1,043)	(10.8)	(1,897)	(18.8)
Low-income housing credits	(405)	(4.2)	(323)	(3.2)
Bank owned life insurance income	(128)	(1.3)	(216)	(2.1)
Effect of tax rate change	—	—	379	3.8
Other	4	—	77	0.7
Income tax expense and rate	$459	4.7%	$1,455	14.4%

The components of the net deferred tax asset at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)

	2018	2017
Deferred Tax Assets:
Allowance for loan losses	$1,417	$1,572
Provision for unfunded commitments	25	24
Deferred compensation	241	316
Contributions	1	8
Leases	53	66
Limited partnership investments	66	57
Alternative minimum tax credits	7	379
Net unrealized investment securities losses	449	—
Impairment loss on investment securities	4	4
Writedowns on OREO properties	34	5
Capital and net operating loss carry forwards	—	25
Total	2,297	2,456
Deferred Tax Liabilities:
Net unrealized investment securities gains	—	670
Loan fees and costs	183	162
Accumulated depreciation	311	332
Accretion	35	77
Mortgage servicing rights	42	38
Intangibles	257	241
Total	828	1,520
Net Deferred Tax Asset	$1,469	$936

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

A valuation allowance for deferred tax assets was recorded at December 31, 2018 and 2017 in the amount of $70,000 and $16,000, respectively. The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2018 and 2017, the Corporation had state net operating loss carryforwards, net of a valuation allowance, of $0 and $320,000, respectively, which are available to offset future state taxable income, and expire at various dates through 2038.

In 2017, the Corporation recognized a reduction in the carrying value of the net deferred tax asset of $379,000 as a result of the December 2017 enactment of a reduction in the federal corporate income tax rate to 21% effective January 1, 2018, from the 34% marginal tax rate in effect throughout 2017. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Cuts and Job Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Cuts and Jobs Act’s enactment date for companies to complete the accounting under ASC 740, Income Taxes. The Corporation’s financial results reflect the income tax effects of the Tax Cuts and Jobs Act for which the accounting under ASC Topic 740 is complete.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2018.

The Corporation did not have any uncertain tax positions at December 31, 2018 and 2017.

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2015.

NOTE 10 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees.  Effective January 1, 2014, the plan became a Safe Harbor Plan.  Under the savings feature, the Corporation makes safe harbor matching contributions of 100% of the first 3% of compensation an employee contributes to the Plan and 50% of the next 2% of compensation an employee contributes to the Plan.  The safe harbor matching contributions amounted to $296,000 and $274,000 in 2018 and 2017, respectively.  Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $304,000 and $215,000 in 2018 and 2017, respectively.

The Bank also has non-qualified deferred compensation agreements with one of its officers and five retired officers. These agreements are essentially unsecured promises by the Bank to make monthly payments to the officers over a twenty year period. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Bank recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Bank’s accrued liability for these deferred compensation agreements, reported in other liabilities on the consolidated balance sheets, as of December 31, 2018 and 2017, was $1,109,000 and $1,464,000, respectively. The related expense for these agreements, reported in salaries and employee benefits on the consolidated statements of income, amounted to $(229,000) and $117,000 in 2018 and 2017, respectively. In 2018, there was a $(305,000) plan expense reversal associated with the resignation of a previously covered officer.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Corporation’s banking subsidiary currently leases three branch banking facilities, one loan processing office and one parcel of land under operating leases. Rent expense for the years ended December 31, 2018 and 2017 was $170,000 and $155,000, respectively. Minimum rental payments required under these operating leases are: 2019 - $123,000, 2020 - $72,000, 2021 - $65,000, 2022 - $68,000, 2023 - $68,000 and thereafter $2,394,000.

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

NOTE 12 — RELATED PARTY TRANSACTIONS

Certain directors, executive officers and immediate family members of First Keystone Corporation and its subsidiary, and companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Corporation at December 31, 2018 and 2017. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans consists of the following:

(Dollars in thousands)

	2018	2017
Balance at January 1	$10,997	$2,159
Additions	13,642	15,574
Deductions	(4,691)	(6,736)
Balance at December 31	$19,948	$10,997

The summary of activity on the related party loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2018 and 2017, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $4,958,000 and $6,214,000 respectively, on the above loans.

Deposits from certain officers, directors and immediate family members and/or their related companies held by the Bank amounted to $18,696,000 and $15,180,000 at December 31, 2018 and 2017, respectively.

NOTE 13 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2018, $8,776,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2018 and 2017, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

On July 2, 2013, the Board of Governors of the Federal Reserve System finalized its rule implementing the Basel III regulatory capital framework, which the FDIC adopted on July 9, 2013. Under the rule, minimum requirements increased both the quantity and quality of capital held by banking organizations. Consistent with the Basel III framework, the rule included a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent, and a common equity tier 1 conservation buffer of 2.5 percent of risk-weighted assets, that applies to all supervised financial institutions, which is to be phased in over a three year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019. The rule also raised the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent, and includes a minimum leverage ratio of 4 percent for all banking organizations.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, tier I capital and common equity tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined).

As of December 31, 2018 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum total risk-based, tier I risk-based, common equity tier 1 risk-based and tier I leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Dollars in thousands)

					Minimum		To Be Well
					Capital		Capitalized
			For Capital		Adequacy		Under Prompt
			Adequacy		with Capital		Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)	$96,065	13.87%	$55,395	8.00%	$68,378	9.88%	$69,243	10.00%
Tier I Capital (to Risk-Weighted Assets)	$89,203	12.88%	$41,546	6.00%	$54,529	7.88%	$55,395	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$89,203	12.88%	$31,160	4.50%	$44,143	6.38%	$45,008	6.50%
Tier I Capital (to Average Assets)	$89,203	9.01%	$39,616	4.00%	$39,616	4.00%	$49,521	5.00%

(Dollars in thousands)

					Minimum		To Be Well
					Capital		Capitalized
			For Capital		Adequacy		Under Prompt
			Adequacy		with Capital		Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk-Weighted Assets)	$93,566	14.21%	$52,676	8.00%	$60,907	9.25%	$65,845	10.00%
Tier I Capital (to Risk-Weighted Assets)	$85,963	13.06%	$39,507	6.00%	$47,738	7.25%	$52,676	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$85,963	13.06%	$29,630	4.50%	$37,861	5.75%	$42,800	6.50%
Tier I Capital (to Average Assets)	$85,963	8.84%	$38,901	4.00%	$38,901	4.00%	$48,626	5.00%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The capital conservation buffer phase-in began January 1, 2016. The capital conservation buffer increased from 1.250% in 2017 to 1.875% in 2018.

The Corporation’s capital ratios are not materially different from those of the Bank.

NOTE 14  — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2018 and 2017 were as follows:

(Dollars in thousands)
	2018	2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$107,126	$90,373
Financial standby letters of credit	$331	$450
Performance standby letters of credit	$3,107	$2,901

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At December 31, 2018, the Corporation had $508,217,000 in loans secured by real estate, which represented 83.8% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of December 31, 2018 and 2017, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

NOTE 15 — STOCKHOLDERS’ EQUITY

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

Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were 45,371 in 2018 and 46,388 in 2017. Remaining shares authorized in the plan were 577,048 as of December 31, 2018.

Shares of First Keystone common stock are purchased for the plan either in the open market by an independent broker on behalf of the plan, directly from First Keystone as original issue shares, or through negotiated transactions. A combination of the previous methods could also occur.

NOTE 16 — STOCK COMPENSATION PLAN

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Information about stock options outstanding at December 31, 2018 and 2017, is summarized as follows:

	2018		2017
		Weighted		Weighted
		Average		Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Balance at January 1	—	—	1,500	$16.75
Exercised	—	—	(1,500)	16.75
Forfeited/Expired	—	—	—	—
Balance at December 31	—	—	—	—

Exercisable at December 31	—	—	—	—

Under the terms of the Plan, the stock options including amendments as to price and terms were adjusted for the stock dividend in 2006.

The total intrinsic value of the options exercised during the years ended December 31, 2018 and 2017 was $0 and $18,000, respectively. Cash received from stock options exercised for the years ended December 31, 2018 and 2017 was $0 and $25,000, respectively.

NOTE 17 — FAIR VALUE MEASUREMENTS

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

Financial Assets Measured at Fair Value on a Recurring Basis

At December 31, 2018 and 2017, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

December 31, 2018	Level 1	Level 2	Level 3	Total
Available-for-Sale Debt Securities:
U.S. Treasury securities	$—	$5,295	$—	$5,295
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	64,876	—	64,876
Other	—	18,243	—	18,243
Other mortgage backed debt securities	—	4,749	—	4,749
Obligations of state and political subdivisions	—	182,278	—	182,278
Asset backed securities	—	14,370	—	14,370
Corporate debt securities	—	26,243	—	26,243
Total debt securities available-for-sale	—	316,054	—	316,054
Marketable equity securities	1,560	—	—	1,560
Total	$1,560	$316,054	$—	$317,614

(Dollars in thousands)

December 31, 2017	Level 1	Level 2	Level 3	Total
Available-for-Sale Debt Securities:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	81,860	—	81,860
Other	—	22,233	—	22,233
Other mortgage backed debt securities	—	—	—	—
Obligations of state and political subdivisions	—	215,522	—	215,522
Asset backed securities	—	—	—	—
Corporate debt securities	—	28,971	—	28,971
Total debt securities available-for-sale	—	348,586	—	348,586
Marketable equity securities	1,632	—	—	1,632
Total	$1,632	$348,586	$—	$350,218

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2018 and 2017.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2018 and 2017, impaired loans measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2018
Impaired loans:
Commercial Real Estate	$—	$—	$6,400	$6,400
Residential Real Estate	—	—	81	81
Total impaired loans	$—	$—	$6,481	$6,481

(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Assets at December 31, 2017
Impaired loans:
Commercial Real Estate	$—	$—	$5,498	$5,498
Residential Real Estate	—	—	254	254
Total impaired loans	$—	$—	$5,752	$5,752

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2018 and 2017, foreclosed assets held for resale measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Assets at December 31, 2018
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$856	$856
Residential Real Estate	—	—	—	—
Total foreclosed assets held for resale	$—	$—	$856	$856

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Assets at December 31, 2017
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$81	$81
Residential Real Estate	—	—	13	13
Total foreclosed assets held for resale	$—	$—	$94	$94

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
December 31, 2018	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans	$3,346	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(15%) – (82%)	(18%)
Impaired loans	$3,135	Discounted cash flow	Discount rate	(6%) – (7%)	(7%)
Foreclosed assets held for resale	$856	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(16%) – (35%)	(18%)

December 31, 2017
Impaired loans	$2,495	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(7%) – (65%)	(15%)
Impaired loans	$3,257	Discounted cash flow	Discount rate	(7%) – (8%)	(7%)
Foreclosed assets held for resale	$94	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(35%) – (37%)	(36%)

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2018
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,822	$9,822	$—	$—	$9,822
Interest-bearing deposits in other banks	1,128	—	1,128	—	1,128
Time deposits with other banks	1,482	—	1,469	—	1,469
Restricted investment in bank stocks	8,681	—	8,681	—	8,681
Net loans	599,647	—	—	597,548	597,548
Mortgage servicing rights	316	—	—	316	316
Accrued interest receivable	4,041	—	4,041	—	4,041

FINANCIAL LIABILITIES:
Demand, savings and other deposits	474,261	—	474,261	—	474,261
Time deposits	197,292	—	195,136	—	195,136
Short-term borrowings	174,445	—	174,491	—	174,491
Long-term borrowings	45,000	—	45,077	—	45,077
Accrued interest payable	785	—	785	—	785

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2017
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$7,913	$7,913	$—	$—	$7,913
Interest-bearing deposits in other banks	826	—	826	—	826
Time deposits with other banks	1,482	—	1,482	—	1,482
Restricted investment in bank stocks	4,058	—	4,058	—	4,058
Net loans	551,910	—	—	550,696	550,696
Mortgage servicing rights	379	—	—	379	379
Accrued interest receivable	4,237	—	4,237	—	4,237

FINANCIAL LIABILITIES:
Demand, savings and other deposits	570,518	—	570,518	—	570,518
Time deposits	207,628	—	206,299	—	206,299
Short-term borrowings	26,296	—	26,296	—	26,296
Long-term borrowings	65,000	—	65,336	—	65,336
Accrued interest payable	490	—	490	—	490

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 18 — REVENUE RECOGNITION

As disclosed in Note 1, as of January 1, 2018, the Corporation adopted ASU 2014-09 Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified ASC 606. The Corporation has elected to apply the ASU and all related ASUs using the modified retrospective implementation method. The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods, however, additional disclosures have been added in accordance with the ASU.

The main types of revenue contracts included in non-interest income within the Consolidated Statements of Income which are subject to ASC 606 are as follows:

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Corporation and, therefore, are not included in our Consolidated Financial Statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of December 31, 2018 and December 31, 2017, the fair value of trust assets under management was $105,917,000 and $111,130,000, respectively. The costs of acquiring asset management customers are incremental and recognized within the non-interest expense of the consolidated statements of income.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 19 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS
(Dollars in thousands)	December 31,
	2018	2017
ASSETS
Cash	$9,988	$8,984
Investment in banking subsidiary	105,755	106,647
Marketable equity securities	1,560	1,632
Prepaid expenses and other assets	232	30
TOTAL ASSETS	$117,535	$117,293

LIABILITIES
Advances from banking subsidiary	$536	$325
Accrued expenses and other liabilities	243	249
TOTAL LIABILITIES	779	574

STOCKHOLDERS’ EQUITY
Common stock	11,993	11,902
Surplus	37,255	36,193
Retained earnings	75,798	72,507
Accumulated other comprehensive (loss) income	(2,581)	1,826
Treasury stock, at cost	(5,709)	(5,709)
TOTAL STOCKHOLDERS’ EQUITY	116,756	116,719

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,535	$117,293

STATEMENTS OF INCOME
(Dollars in thousands)	Years Ended December 31,
	2018	2017
INCOME
Dividends from subsidiary bank	$6,102	$6,102
Net securities (losses) gains	(72)	74
Other income	76	73
TOTAL INCOME	6,106	6,249

OPERATING EXPENSES	176	117
	5,930	6,132
INCOME TAX BENEFIT	(41)	(110)
	5,971	6,242
EQUITY IN UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY	3,240	2,406

NET INCOME	$9,211	$8,648

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)
	Years Ended December 31,
	2018	2017
Net Income	$9,211	$8,648

Other comprehensive (loss) income:
Unrealized net holding gains on available-for-sale investment securities arising during the period, net of income taxes of $0 and $55, respectively	—	81

Less reclassification adjustment for net gains included in net income, net of income taxes of $0 and $(30), respectively	—	(44)

Equity in other comprehensive (loss) income of banking subsidiary	(4,133)	3,208

Total other comprehensive (loss) income	(4,133)	3,245
Total Comprehensive Income	$5,078	$11,893

STATEMENTS OF CASH FLOWS
(Dollars in thousands)	Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,211	$8,648
Adjustments to reconcile net income to net cash provided by operating activities:
Losses (gains) on securities	72	(74)
Deferred income tax expense (benefit)	5	(110)
Equity in undistributed earnings of banking subsidiary	(3,240)	(2,406)
Increase in prepaid/accrued expenses and other assets/liabilities	(214)	(235)
Increase in advances from banking subsidiary	211	216
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,045	6,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	—	144
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	144

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,153	1,261
Proceeds from exercise of stock options	—	25
Dividends paid	(6,194)	(6,145)
NET CASH USED IN FINANCING ACTIVITIES	(5,041)	(4,859)

INCREASE IN CASH AND CASH EQUIVALENTS	1,004	1,324
CASH AND CASH EQUIVALENTS, BEGINNING	8,984	7,660
CASH AND CASH EQUIVALENTS, ENDING	$9,988	$8,984

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported by the Corporation on a Form 8-K filed March 19, 2018, the Corporation appointed Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as the Corporation’s new independent registered public accounting firm for and with respect to the year ending December 31, 2018, and dismissed BDO USA, LLP (“BDO”) from that role.

During the Corporation’s most recent fiscal year and the subsequent interim period preceding BDO’s dismissal, there were: (i) no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements for the Corporation; and, (ii) no “reportable events”, as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2018.

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

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2018, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018. This report can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	—	$—	—

Equity compensation plans not approved by shareholders	—	—	—

Total	—	$—	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

None.

3.    Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 8-K dated August 28, 2018).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated August 28, 2018).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated August 27, 2013).

21	List of Subsidiaries of the Issuer, filed with this annual report on Form 10-K.**

23.1	Consent of Baker Tilly Virchow Krause, LLP.**

23.2	Consent of BDO USA, LLP.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

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

FIRST KEYSTONE CORPORATION

/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 18, 2019
John E. Arndt, Vice Chairman/Director	Date

/s/ Don E. Bower	March 18, 2019
Don E. Bower, Director	Date

/s/ Robert A. Bull	March 18, 2019
Robert A. Bull, Chairman/Director	Date

/s/ Robert E. Bull	March 18, 2019
Robert E. Bull, Director	Date

/s/ Joseph B. Conahan, Jr.	March 18, 2019
Joseph B. Conahan, Jr., Director	Date

/s/ Michael L. Jezewski	March 18, 2019
Michael L. Jezewski, Director	Date

/s/ Nancy J. Marr	March 18, 2019
Nancy J. Marr, Director	Date

/s/ William E. Rinehart	March 18, 2019
William E. Rinehart, Director	Date

/s/ Diane C.A. Rosler	March 18, 2019
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 18, 2019
David R. Saracino, Secretary/Director	Date

/s/ Elaine A. Woodland	March 18, 2019
Elaine A. Woodland, President/	Date
Chief Executive Officer/Director

