Form 10-Q
period 2019-06-30
FIRST KEYSTONE CORP
filed 2019-08-08
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-21344

FIRST KEYSTONE CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2249083
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 West Front Street, Berwick, PA	18603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (570) 752-3671

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes   ☒       No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes   ☐       No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	FKYS	OTC: Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 5,789,843 shares as of August 5, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)	June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$7,465	$9,822
Interest-bearing deposits in other banks	2,182	1,128
Total cash and cash equivalents	9,647	10,950
Time deposits with other banks	1,482	1,482
Debt securities available-for-sale, at fair value	305,578	316,054
Marketable equity securities, at fair value	1,671	1,560
Restricted investment in bank stocks	6,474	8,681
Loans	611,414	606,027
Loans held for sale	667	365
Allowance for loan losses	(6,772)	(6,745)
Net loans	605,309	599,647
Premises and equipment, net	19,736	19,946
Operating lease right-of-use assets	1,530	—
Accrued interest receivable	3,934	4,041
Cash surrender value of bank owned life insurance	23,272	22,963
Investments in low-income housing partnerships	2,004	2,096
Goodwill	19,133	19,133
Foreclosed assets held for resale	895	1,163
Deferred income taxes	—	1,469
Other assets	3,147	2,815
TOTAL ASSETS	$1,003,812	$1,012,000
LIABILITIES
Deposits:
Non-interest bearing	$135,976	$126,361
Interest bearing	570,749	545,192
Total deposits	706,725	671,553
Short-term borrowings	120,151	174,445
Long-term borrowings	45,000	45,000
Operating lease liabilities	1,639	—
Accrued interest payable	739	785
Deferred income taxes	425	—
Other liabilities	3,426	3,461
TOTAL LIABILITIES	878,105	895,244
STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of June 30, 2019 and December 31, 2018; issued 0 as of June 30, 2019 and December 31, 2018	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of June 30, 2019 and December 31, 2018; issued 6,021,455 as of June 30, 2019 and 5,996,322 as of December 31, 2018; outstanding 5,789,843 as of June 30, 2019 and 5,764,710 as of December 31, 2018	12,043	11,993
Surplus	37,801	37,255
Retained earnings	77,454	75,798
Accumulated other comprehensive income (loss)	4,118	(2,581)
Treasury stock, at cost, 231,612 shares as of June 30, 2019 and December 31, 2018	(5,709)	(5,709)
TOTAL STOCKHOLDERS’ EQUITY	125,707	116,756
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,003,812	$1,012,000

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$7,196	$6,274	$14,270	$12,219
Interest and dividend income on securities:
Taxable	1,303	1,162	2,521	2,202
Tax-exempt	829	1,170	1,847	2,369
Dividends	11	10	22	21
Dividend income on restricted investment in bank stocks	125	112	309	180
Interest on interest-bearing deposits in other banks	15	9	24	17
Total interest income	9,479	8,737	18,993	17,008
INTEREST EXPENSE
Interest on deposits	1,596	1,293	2,974	2,565
Interest on short-term borrowings	794	400	1,909	574
Interest on long-term borrowings	207	291	407	626
Total interest expense	2,597	1,984	5,290	3,765
Net interest income	6,882	6,753	13,703	13,243
Provision for loan losses	46	—	138	50
Net interest income after provision for loan losses	6,836	6,753	13,565	13,193
NON-INTEREST INCOME
Trust department	264	223	525	458
Service charges and fees	533	532	1,047	989
Bank owned life insurance income	154	154	309	297
ATM fees and debit card income	419	399	796	756
Gains on sales of mortgage loans	75	38	115	67
Net securities gains	92	54	195	37
Other	79	70	136	125
Total non-interest income	1,616	1,470	3,123	2,729
NON-INTEREST EXPENSE
Salaries and employee benefits	2,953	2,957	6,085	5,993
Occupancy, net	432	427	896	899
Furniture and equipment	150	152	290	292
Computer expense	299	240	579	493
Professional services	208	309	478	532
Pennsylvania shares tax	192	200	384	399
FDIC insurance	72	75	137	156
ATM and debit card fees	221	192	432	367
Data processing fees	305	266	572	533
Foreclosed assets held for resale expense	5	7	43	75
Advertising	160	129	313	210
Other	658	722	1,301	1,622
Total non-interest expense	5,655	5,676	11,510	11,571
Income before income tax expense	2,797	2,547	5,178	4,351
Income tax expense	267	71	405	98
NET INCOME	$2,530	$2,476	$4,773	$4,253
PER SHARE DATA
Net income per share:
Basic	$0.44	$0.43	$0.83	$0.74
Diluted	0.44	0.43	0.83	0.74
Dividends per share	0.27	0.27	0.54	0.54

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

(Dollars in thousands)	Three Months Ended
	June 30,
	2019	2018
Net Income	$2,530	$2,476

Other comprehensive income (loss):
Unrealized net holding gains (losses) on debt securities available-for-sale arising during the period, net of income taxes of $812 and $(174), respectively	3,057	(656)

Less reclassification adjustment for net realized gains included in net income, net of income taxes of $(0) and $(0), respectively (a) (b)	—	—

Total other comprehensive income (loss)	3,057	(656)

Total Comprehensive Income	$5,587	$1,820

(a) Gross amounts are included in net securities gains on the consolidated statements of income in non-interest income.

(b) Income tax amounts are included in income tax expense on the consolidated statements of income.

(Dollars in thousands)	Six Months Ended
	June 30,
	2019	2018
Net Income	$4,773	$4,253

Other comprehensive income (loss):
Unrealized net holding gains (losses) on debt securities available-for-sale arising during the period, net of income taxes of $1,798 and $(1,373), respectively	6,766	(5,166)

Less reclassification adjustment for net realized gains included in net income, net of income taxes of $(18) and $(3), respectively (a) (b)	(67)	(13)

Total other comprehensive income (loss)	6,699	(5,179)

Total Comprehensive Income (Loss)	$11,472	$(926)

(a) Gross amounts are included in net securities gains on the consolidated statements of income in non-interest income.

(b) Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

(Dollars in thousands, except per share data)					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2019	5,996,322	$11,993	$37,255	$75,798	$(2,581)	$(5,709)	$116,756
Net Income				4,773			4,773
Other comprehensive income, net of taxes					6,699		6,699
Issuance of common stock under dividend reinvestment plan	25,133	50	546				596
Dividends - $0.54 per share				(3,117)			(3,117)
Balance at June 30, 2019	6,021,455	$12,043	$37,801	$77,454	$4,118	$(5,709)	$125,707

Balance at January 1, 2018	5,950,951	$11,902	$36,193	$72,507	$1,826	$(5,709)	$116,719
Net Income				4,253			4,253
Other comprehensive loss, net of taxes					(5,179)		(5,179)
Issuance of common stock under dividend reinvestment plan	22,763	45	564				609
Impact of adoption of Accounting standards[1]				274	(274)		—
Dividends - $0.54 per share				(3,091)			(3,091)
Balance at June 30, 2018	5,973,714	$11,947	$36,757	$73,943	$(3,627)	$(5,709)	$113,311

1Represents the impact of adopting Accounting Standard Updates (“ASU”) 2018-02 and ASU 2016-01 effective January 1, 2018.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

(Dollars in thousands)	2019	2018
OPERATING ACTIVITIES
Net income	$4,773	$4,253
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	138	50
Depreciation and amortization	518	533
Net premium amortization on securities	1,398	1,742
Deferred income tax expense	113	128
Gains on sales of mortgage loans	(115)	(67)
Proceeds from sales of mortgage loans originated for resale	3,768	3,722
Originations of mortgage loans originated for resale	(3,960)	(4,715)
Net securities gains	(195)	(37)
Net losses on sales of foreclosed real estate held for resale, including write-downs	20	23
Decrease in accrued interest receivable	107	58
Earnings on investment in bank owned life insurance	(309)	(297)
Net losses (gains) on disposals of premises and equipment	4	(17)
Increase in other assets	(1,862)	(95)
Amortization of investment in real estate ventures	177	347
(Decrease) increase in accrued interest payable	(46)	190
Increase in other liabilities	1,583	89
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,112	5,907
INVESTING ACTIVITIES
Proceeds from sales of debt securities available-for-sale	32,374	14,038
Proceeds from maturities and redemptions of debt securities available-for-sale	11,185	11,874
Purchases of debt securities available-for-sale	(25,917)	(24,178)
Net change in restricted investment in bank stocks	2,207	(2,521)
Net increase in loans	(5,450)	(25,058)
Purchases of premises and equipment	(334)	(200)
Purchase of investment in real estate venture	(85)	—
Proceeds from sales of foreclosed assets held for resale	248	114
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,228	(25,931)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	35,172	(53,112)
Net (decrease) increase in short-term borrowings	(54,294)	86,716
Proceeds from long-term borrowings	10,000	—
Repayment of long-term borrowings	(10,000)	(10,000)
Common stock issued	596	609
Dividends paid	(3,117)	(3,091)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(21,643)	21,122
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,303)	1,098
CASH AND CASH EQUIVALENTS, BEGINNING	10,950	8,739
CASH AND CASH EQUIVALENTS, ENDING	$9,647	$9,837
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$5,336	$3,575
Income taxes paid	263	233
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Loans transferred to foreclosed assets held for resale	—	142
Lease liabilities arising from obtaining operating lease right-of-use assets	121	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2019, are not necessarily indicative of the results for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Recently adopted ASUs:

On January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842), and all subsequent amendments to the ASU, which required that lease assets and liabilities arising from operating leases be recognized on the balance sheet. The Corporation also elected to adopt the transition relief provisions from ASU 2018-11, Leases (Topic 842) –Targeted Improvements, and recorded the impact of adoption as of January 1, 2019, without restating any prior-year amounts or disclosures. Adoption of ASU 2016-02 resulted in the recognition of right-of-use assets and lease liabilities for operating leases of $1,465,000 and $1,556,000, respectively, on its consolidated balance sheet as of January 1, 2019, with no adjustment to stockholders’ equity and no material impact to its consolidated statements of income. As of June 30, 2019, the Corporation has recorded right-of-use assets and lease liabilities for operating leases of $1,530,000 and $1,639,000, respectively, on its consolidated balance sheet.

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

Pending ASUs:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. In July 2019, the FASB authorized the authoring of an exposure draft which proposes delaying the effective date for smaller reporting companies to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. While the Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact of the new standard will have on the Corporation’s consolidated financial statements, it has taken steps to prepare for the implementation when it becomes effective, such as: forming an internal committee, gathering pertinent data, consulting with outside professionals, subscribing to a new software system, and running existing and new methodologies concurrently through the period of implementation.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The update also eliminated the requirements for zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this update is not expected to have a material impact on the Corporation’s consolidated financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement. The amendments in this Update removed required disclosures regarding as follows: 1. The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2. The policy for timing of transfers between levels, 3. The valuation processes for Level 3 fair value measurements, and 4. The Update modified the disclosure requirements on fair value measurements in Topic 820: 1. The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and 2. The range and weighted average significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Corporation will be assessing the impact that this guidance will have on its consolidated financial statements and related disclosures.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “Available-For-Sale” were as follows at June 30, 2019 and December 31, 2018:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2019:
U.S. Treasury securities	$5,332	$7	$—	$5,339
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	82,988	529	(453)	83,064
Other	20,093	23	(64)	20,052
Other mortgage backed debt securities	6,534	14	(52)	6,496
Obligations of state and political subdivisions	144,440	5,487	(95)	149,832
Asset backed securities	13,845	96	(29)	13,912
Corporate debt securities	27,134	198	(449)	26,883
Total	$300,366	$6,354	$(1,142)	$305,578

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018:
U.S. Treasury securities	$5,307	$—	$(12)	$5,295
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	66,300	105	(1,529)	64,876
Other	18,706	21	(484)	18,243
Other mortgage backed debt securities	4,767	—	(18)	4,749
Obligations of state and political subdivisions	182,621	1,678	(2,021)	182,278
Asset backed securities	14,323	47	—	14,370
Corporate debt securities	27,297	24	(1,078)	26,243
Total	$319,321	$1,875	$(5,142)	$316,054

Securities Available-for-Sale with an aggregate fair value of $154,149,000 at June 30, 2019 and $149,993,000 at December 31, 2018, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase, debtor in possession funds and the Federal Discount Window aggregating $99,610,000 at June 30, 2019 and $112,528,000 at December 31, 2018.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at June 30, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	June 30, 2019
	Debt Securities Available-For-Sale
		U.S. Government	Other	Obligations
		Corporations &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Agencies	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$5,332	$—	$—	$1,001	$—	$—
Fair value	5,339	—	—	1,001	—	—

1 - 5 Years:
Amortized cost	—	16,722	—	21,676	—	27,134
Fair value	—	16,743	—	22,057	—	26,883

5 - 10 Years:
Amortized cost	—	33,895	—	30,837	10,037	—
Fair value	—	33,823	—	31,620	10,070	—

After 10 Years:
Amortized cost	—	52,464	6,534	90,926	3,808	—
Fair value	—	52,550	6,496	95,154	3,842	—

Total:
Amortized cost	$5,332	$103,081	$6,534	$144,440	$13,845	$27,134
Fair value	5,339	103,116	6,496	149,832	13,912	26,883

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at June 30, 2019. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

There were no sales of investments in Available-for-Sale debt securities for the three months ended June 30, 2019 or 2018. There were no impairment losses realized on Available-for-Sale debt securities during the three months ended June 30, 2019 or 2018.

Proceeds from sales of investments in Available-for-Sale debt securities for the six months ended June 30, 2019 and 2018 were $32,374,000 and $14,038,000, respectively. Gross gains realized on these sales were $187,000 and $50,000, respectively. Gross losses realized on these sales were $102,000 and $34,000, respectively. There were no impairment losses realized on Available-for-Sale debt securities during the six months ended June 30, 2019 or 2018.

At June 30, 2019 and December 31, 2018, the Corporation had $1,671,000 and $1,560,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains net of tax of $634,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the six months ended June 30, 2019 and 2018:

(Dollars in thousands)	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Net gains recognized during the period on equity securities	$110	$21
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$110	$21

There were no proceeds from sales of investments in Held-to-Maturity debt securities during the first six months of 2019 or 2018. Therefore, there were no gains or losses realized during these periods.

In July 2019, the opportunity arose in the market for the Bank to facilitate a favorable trade strategy to sell bonds with a tax equivalent yield spread close to the US Treasury yield, therefore, enabling the future redeployment of capital into higher performing bonds. As part of this strategy, the Bank sold approximately $39,000,000 of bonds with a gross gain of $718,000 and a gross loss of $47,000 for a net gain of $671,000. The Bank has currently reinvested $6,774,000 of the proceeds from this strategy and will continue to reinvest during the third quarter of 2019.

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

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at June 30, 2019 or December 31, 2018.

In accordance with disclosures required by FASB ASC 320-10-50, Investments – Debt and Equity Securities, the summary below shows the gross unrealized losses and fair value of the Corporation’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of June 30, 2019 and December 31, 2018:

June 30, 2019

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	9,006	(56)	39,828	(397)	48,834	(453)
Other	3,276	(17)	6,579	(47)	9,855	(64)
Other mortgage backed debt securities	2,458	(52)	—	—	2,458	(52)
Obligations of state and political subdivisions	—	—	5,284	(95)	5,284	(95)
Asset backed securities	4,984	(29)	—	—	4,984	(29)
Corporate debt securities	3,469	(31)	9,332	(418)	12,801	(449)
Total	$23,193	$(185)	$61,023	$(957)	$84,216	$(1,142)

December 31, 2018

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Debt Securities Available-for-Sale:
U.S. Treasury securities	$5,295	$(12)	$—	$—	$5,295	$(12)
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	3,690	(17)	55,443	(1,512)	59,133	(1,529)
Other	7,553	(66)	7,067	(418)	14,620	(484)
Other mortgage backed debt securities	4,749	(18)	—	—	4,749	(18)
Obligations of state and political subdivisions	14,453	(75)	66,583	(1,946)	81,036	(2,021)
Asset backed securities	—	—	—	—	—	—
Corporate debt securities	1,823	(29)	19,477	(1,049)	21,300	(1,078)
Total	$37,563	$(217)	$148,570	$(4,925)	$186,133	$(5,142)

The Corporation invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 7 debt securities with a less than one year unrealized loss position, or any of their 32 debt securities with a one year or greater unrealized loss position as of June 30, 2019, represent an other-than-temporary impairment, as the unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $667,000 and $365,000 at June 30, 2019 and December 31, 2018, respectively.

The loans receivable portfolio is segmented into commercial, residential and consumer loans. Commercial loans consist of the following classes: Commercial and Industrial, and Commercial Real Estate.

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

Existing loans in which the borrower has declared bankruptcy are considered on a case by case basis to determine whether repayment is likely to occur (eg. reaffirmation by the borrower with demonstrated repayment ability). Otherwise, loans are charged off or written down to the value of collateral less costs to sell.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the amount of the reserve for unfunded lending commitments was $93,000 and $117,000, respectively.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Commercial and Industrial		Commercial Real Estate
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Grade:
1-6 Pass	$80,277	$90,835	$349,942	$329,126
7 Special Mention	4	6	949	5,249
8 Substandard	1,099	1,219	12,760	13,403
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	―	―	―	―
Net deferred loan fees and costs	173	160	739	698
Total loans	$81,553	$92,220	$364,390	$348,476

	Residential Real Estate Including Home Equity		Consumer
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Grade:
1-6 Pass	$159,227	$158,755	$5,643	$5,854
7 Special Mention	119	121	21	1
8 Substandard	1,112	941	25	9
9 Doubtful	―	―	―	―
Add (deduct): Unearned discount and	—	—	―	―
Net deferred loan fees and costs	(96)	(76)	87	91
Total loans	$160,362	$159,741	$5,776	$5,955

	Total Loans
	June 30,	December 31,
	2019	2018
Grade:
1-6 Pass	$595,089	$584,570
7 Special Mention	1,093	5,377
8 Substandard	14,996	15,572
9 Doubtful	―	―
Add (deduct): Unearned discount and	—	—
Net deferred loan fees and costs	903	873
Total loans	$612,081	$606,392

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $19,468,000 and $2,086,000 at June 30, 2019 and $24,161,000 and $2,164,000 at December 31, 2018. Loans held for sale amounted to $667,000 at June 30, 2019 and $365,000 at December 31, 2018.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended June 30, 2019:
Allowance for Loan Losses:
Beginning balance	$732	$3,865	$1,641	$110	$414	$6,762
Charge-offs	—	—	(28)	(10)	—	(38)
Recoveries	—	—	—	2	—	2
Provision	(89)	34	28	9	64	46
Ending Balance	$643	$3,899	$1,641	$111	$478	$6,772

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the six month period ended June 30, 2019:
Allowance for Loan Losses:
Beginning balance	$724	$3,700	$1,650		$117		$554	$6,745
Charge-offs	—	(64)	(28)		(25)		—	(117)
Recoveries	1	—	2		3		—	6
Provision	(82)	263	17		16		(76)	138
Ending Balance	$643	$3,899	$1,641		$111		$478	$6,772
Ending balance: individually evaluated for impairment	$ ―	$—	$3	$	―	$	―	$3
Ending balance: collectively evaluated for impairment	$643	$3,899	$1,638		$111		$478	$6,769

Loans Receivable:
Ending Balance	$81,553	$364,390	$160,362		$5,776	$	―	$612,081
Ending balance: individually evaluated for impairment	$1,105	$11,333	$834	$	―	$	―	$13,272
Ending balance: collectively evaluated for impairment	$80,448	$353,057	$159,528		$5,776	$	―	$598,809

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended June 30, 2018:
Allowance for Loan Losses:
Beginning balance	$1,017	$4,528	$1,672	$95	$67	$7,379
Charge-offs	(8)	(343)	(77)	(8)	—	(436)
Recoveries	—	—	—	3	—	3
Provision	(102)	(205)	93	15	199	—
Ending Balance	$907	$3,980	$1,688	$105	$266	$6,946

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the six month period ended June 30, 2018:
Allowance for Loan Losses:
Beginning balance	$949	$4,067	$1,656		$111		$704	$7,487
Charge-offs	(8)	(460)	(106)		(21)		—	(595)
Recoveries	1	—	—		3		—	4
Provision	(35)	373	138		12		(438)	50
Ending Balance	$907	$3,980	$1,688		$105		$266	$6,946
Ending balance: individually evaluated for impairment	$ ―	$4	$19	$	―	$	―	$23
Ending balance: collectively evaluated for impairment	$907	$3,976	$1,669		$105		$266	$6,923

Loans Receivable:
Ending Balance	$100,469	$316,066	$162,480		$5,809	$	―	$584,824
Ending balance: individually evaluated for impairment	$1,175	$11,192	$962	$	―	$	―	$13,329
Ending balance: collectively evaluated for impairment	$99,294	$304,874	$161,518		$5,809	$	―	$571,495

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2018
Allowance for Loan Losses:
Beginning balance	$949	$4,067	$1,656	$111	$704	$7,487
Charge-offs	(18)	(783)	(181)	(57)	—	(1,039)
Recoveries	31	60	—	6	—	97
Provision	(238)	356	175	57	(150)	200
Ending Balance	$724	$3,700	$1,650	$117	$554	$6,745
Ending balance: individually evaluated for impairment	$—	$1	$—	$—	$—	$1
Ending balance: collectively evaluated for impairment	$724	$3,699	$1,650	$117	$554	$6,744

Loans Receivable:
Ending Balance	$92,220	$348,476	$159,741	$5,955	$—	$606,392
Ending balance: individually evaluated for impairment	$1,126	$15,890	$577	$—	$—	$17,593
Ending balance: collectively evaluated for impairment	$91,094	$332,586	$159,164	$5,955	$—	$588,799

Of the $895,000 in foreclosed assets held for resale at June 30, 2019, $39,000 was represented by land and $856,000 was represented by commercial real estate. Of the $1,163,000 in foreclosed assets held for resale at December 31, 2018, $268,000 was represented by residential real estate, $39,000 was represented by land, and $856,000 was represented by commercial real estate. At June 30, 2019 and December 31, 2018, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $671,000 at June 30, 2019 and $718,000 at December 31, 2018. These balances were not included in foreclosed assets held for resale at June 30, 2019 or December 31, 2018.

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding recorded investment of TDRs as of June 30, 2019 and December 31, 2018 was $8,917,000 and $13,777,000, respectively. The decrease in TDRs at June 30, 2019 as compared to December 31, 2018 is mainly attributable to one large loan to a real estate developer specializing in commercial office space that carried a value of $4,296,000 and was modified as a TDR during the fourth quarter of 2018; the loan was subsequently paid off during the six months ended June 30, 2019. There were no unfunded commitments on TDRs at June 30, 2019 and December 31, 2018.

During the three months ended June 30, 2019, no loans were modified as TDRs as compared to the same period in 2018, when five loans with a combined post modification balance of $890,000 were modified as TDRs. The loan modifications for the three months ended June 30, 2018 consisted of one interest rate modification and four payment modifications.

During the six months ended June 30, 2019, no loans were modified as TDRs as compared to the same period in 2018, when eight loans with a combined post modification balance of $1,053,000 were classified as TDRs. The loan modifications for the six months ended June 30, 2018 consisted of one interest rate modification, one term modification, and six payment modifications.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2019	2018
Non-accrual TDRs	$113	$80
Accruing TDRs	8,804	13,697
Total	$8,917	$13,777

At June 30, 2019, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $486,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $4,000 were not in compliance with the terms of their restructure, compared to June 30, 2018 when eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $570,000 were not in compliance with the terms of their restructure.

During the three months ended June 30, 2019, no loans that were modified as TDRs during the preceding twelve months had experienced payment defaults, compared to the three months ended June 30, 2018 when two Commercial Real Estate loans with a combined outstanding recorded investment of $47,000 that were modified as TDRs during the preceding twelve months had experienced payment defaults. During the six months ended June 30, 2019, no loans that were modified as TDRs during the preceding twelve months had experienced payment defaults, compared to the six months ended June 30, 2018 when two Commercial Real Estate loans with a combined outstanding recorded investment of $47,000 that were modified as TDRs during the preceding twelve months had experienced payment defaults.

The following table presents information regarding the loan modifications categorized as TDRs during the three and six months ended June 30, 2018. No loans were modified as TDRs during the three or six months ended June 30, 2019.

(Dollars in thousands)	Three Months Ended June 30, 2018
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	3	$751	$751	$751
Commercial Real Estate	2	133	139	138
Total	5	$884	$890	$889

(Dollars in thousands)	Six Months Ended June 30, 2018
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	3	$751	$751	$751
Commercial Real Estate	5	285	302	294
Total	8	$1,036	$1,053	$1,045

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three and six months ended June 30, 2018 with the total number of each type of modification performed. No loans were modified as TDRs during the three or six months ended June 30, 2019.

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Rate	Term	Payment	Number	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified	Modification	Modification	Modification	Modified
Commercial and Industrial	—	—	3	3	―	—	3	3
Commercial Real Estate	1	—	1	2	1	1	3	5
Total	1	—	4	5	1	1	6	8

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,105	$1,105	$—	$1,126	$1,126	$—
Commercial Real Estate	11,333	14,350	—	15,807	20,107	—
Residential Real Estate	778	840	—	577	619	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	—	—	—	83	83	1
Residential Real Estate	56	62	3	—	—	—
Total	$13,272	$16,357	$3	$17,593	$21,935	$1

Total consists of:
Commercial and Industrial	$1,105	$1,105	$—	$1,126	$1,126	$—
Commercial Real Estate	$11,333	$14,350	$—	$15,890	$20,190	$1
Residential Real Estate	$834	$902	$3	$577	$619	$—

At June 30, 2019 and December 31, 2018, $8,917,000 and $13,777,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 and $1,000, respectively. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the three and six months ended June 30, 2019 and 2018.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,111	$13	$1,180	$5
Commercial Real Estate	11,856	102	11,530	105
Residential Real Estate	447	4	898	1

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	—	—	51	1
Residential Real Estate	56	—	185	―
Total	$13,470	$119	$13,844	$112

Total consists of:
Commercial and Industrial	$1,111	$13	$1,180	$5
Commercial Real Estate	$11,856	$102	$11,581	$106
Residential Real Estate	$503	$4	$1,083	$1

Of the $119,000 and $112,000 in interest income recognized on impaired loans for the three months ended June 30, 2019 and 2018, respectively, $5,000 and $0 in interest income was recognized with respect to non-accrual loans.

(Dollars in thousands)	For the Six Months Ended		For the Six Months Ended
	June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,116	$27	$1,188	$9
Commercial Real Estate	13,700	252	10,478	206
Residential Real Estate	444	5	914	2

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	51	1	1,179	1
Residential Real Estate	28	—	127	—
Total	$15,339	$285	$13,886	$218

Total consists of:
Commercial and Industrial	$1,116	$27	$1,188	$9
Commercial Real Estate	$13,751	$253	$11,657	$207
Residential Real Estate	$472	$5	$1,041	$2

Of the $285,000 and $218,000 in interest income recognized on impaired loans for the six months ended June 30, 2019 and 2018, respectively, $5,000 and $0 in interest income was recognized with respect to non-accrual loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of June 30, 2019 and December 31, 2018 were as follows:

(Dollars in thousands)	June 30,	December 31,
	2019	2018
Commercial Real Estate	$3,715	$3,402
Residential Real Estate	753	494
Total non-accrual loans	4,468	3,896
Foreclosed assets held for resale	895	1,163
Loans past-due 90 days or more and still accruing interest	—	228
Total non-performing assets	$5,363	$5,287

The following tables present the classes of the loan portfolio summarized by past-due status at June 30, 2019 and December 31, 2018:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
June 30, 2019:
Commercial and Industrial	$4	$—	$—	$4	$81,549	$81,553	$—
Commercial Real Estate	1,130	88	3,619	4,837	359,553	364,390	—
Residential Real Estate	1,355	232	753	2,340	158,022	160,362	—
Consumer	24	—	—	24	5,752	5,776	—
Total	$2,513	$320	$4,372	$7,205	$604,876	$612,081	$—

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days				and Still
	30-59 Days	60-89 Days	or Greater	Total		Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Interest
December 31, 2018:
Commercial and Industrial	$16	$30	$—	$46	$92,174	$92,220	$—
Commercial Real Estate	1,990	630	3,477	6,097	342,379	348,476	145
Residential Real Estate	1,519	228	456	2,203	157,538	159,741	83
Consumer	12	—	—	12	5,943	5,955	—
Total	$3,537	$888	$3,933	$8,358	$598,034	$606,392	$228

At June 30, 2019 and December 31, 2018, commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit totaling $1,249,000 that was associated with a loan to a developer of a residential sub-division.

NOTE 5 — DEPOSITS

Major classifications of deposits at June 30, 2019 and December 31, 2018 consisted of:

(Dollars in thousands)	June 30,	December 31,
	2019	2018
Non-interest bearing demand	$135,976	$126,361
Interest bearing demand	174,960	180,328
Savings	180,392	167,572
Time certificates of deposits less than $250,000	193,495	172,550
Time certificates of deposits $250,000 or greater	20,316	23,597
Other time deposits	1,586	1,145
Total deposits	$706,725	$671,553

Total Deposits increased $35,172,000 to $706,725,000 as of June 30, 2019 due to increases in non-interest bearing, savings deposits, and time deposits. These increases were due to the Corporation accepting $20,000,000 in brokered CD’s in the second quarter of 2019 and normal deposit fluctuations during the six months ended June 30, 2019.

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings. Short-term borrowings and weighted–average interest rates at June 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	June 30, 2019		December 31, 2018
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—	$—	2.19%
Securities sold under agreements to repurchase	13,982	0.97%	12,957	0.56%
Federal Discount Window	—	—	—	2.19%
Federal Home Loan Bank	106,169	2.70%	161,488	2.28%
Total	$120,151	2.53%	$174,445	2.04%

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
June 30, 2019
Repurchase agreements (a)	$13,982	$ ―	$13,982	$(13,982)	$ ―	$	―

December 31, 2018
Repurchase agreements (a)	$12,957	$ ―	$12,957	$(12,957)	$ ―	$	―

(a) As of June 30, 2019 and December 31, 2018, the fair value of securities pledged in connection with repurchase agreements was $20,251,000 and $16,970,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2019:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight					Greater
	and		Up to	30 -90		than
	Continuous		30 days	Days		90 Days	Total
June 30, 2019:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$13,982	$	―	$	―	$ ―	$13,982
Total	$13,982	$	―	$	―	$ ―	$13,982

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

The Corporation’s banking subsidiary currently leases three branch banking facilities and one parcel of land under operating leases. At June 30, 2019, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,530,000 and $1,639,000, respectively. Further options to extend or terminate the lease are not applicable for any of the four leases. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Bank recognized total operating lease costs for the six months ended June 30, 2019 of $96,000. Cash payments totaled $77,000.

The following table displays the weighted-average term and discount rates for operating leases outstanding as of June 30, 2019.

Operating
Weighted-average term (years)	26.06
Weighted-average discount rate	3.85%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	June 30,
2019
Minimum lease payments due:
Within one year	$131
After one but within two years	113
After two but within three years	102
After three but within four years	68
After four but within five years	68
After five years	2,360
Total undiscounted cash flows	2,842
Discount on cash flows	(1,203)
Total lease liability	$1,639

NOTE 8	—	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at June 30, 2019 and December 31, 2018 were as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$103,402	$107,126
Financial standby letters of credit	$339	$331
Performance standby letters of credit	$3,113	$3,107

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At June 30, 2019, the Corporation had $524,752,000 in loans secured by real estate, which represented 85.7% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of June 30, 2019 and December 31, 2018, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At June 30, 2019 and December 31, 2018, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2019
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$5,339	$—	$5,339
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	—	83,064	—	83,064
Other	—	20,052	—	20,052
Other mortgage backed debt securities	—	6,496	—	6,496
Obligations of state and political subdivisions	—	149,832	—	149,832
Asset backed securities	—	13,912	—	13,912
Corporate debt securities	—	26,883	—	26,883
Total debt securities available-for-sale	—	305,578	—	305,578
Marketable equity securities	1,671	—	—	1,671
Total recurring fair value measurements	$1,671	$305,578	$—	$307,249

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2018
Available-for-Sale Debt Securities:
U.S. Treasury securities	$—	$5,295	$—	$5,295
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	64,876	—	64,876
Other	—	18,243	—	18,243
Other mortgage backed debt securities	—	4,749	—	4,749
Obligations of state and political subdivisions	—	182,278	—	182,278
Asset backed securities	—	14,370	—	14,370
Corporate debt securities	—	26,243	—	26,243
Total debt securities available-for-sale	—	316,054	—	316,054
Marketable equity securities	1,560	—	—	1,560
Total	$1,560	$316,054	$—	$317,614

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2019 and December 31, 2018, impaired loans measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1		Level 2		Level 3	Total
Assets at June 30, 2019
Impaired loans:
Commercial Real Estate	$	―	$	―	$6,222	$6,222
Residential Real Estate		―		―	189	189
Total impaired loans	$	―	$	―	$6,411	$6,411

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2018
Impaired loans:
Commercial Real Estate	$—	$—	$6,400	$6,400
Residential Real Estate	—	—	81	81
Total impaired loans	$—	$—	$6,481	$6,481

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2019 and December 31, 2018, foreclosed assets held for resale measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1		Level 2		Level 3	Total
Assets at June 30, 2019
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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
	Estimate	Valuation Technique	Unobservable Input	Range	Average
June 30, 2019
Impaired loans	$3,388	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(15%) – (73%)	(18%)
Impaired loans	$3,023	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)
Foreclosed assets held for resale	$856	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(16%) – (35%)	(18%)

December 31, 2018
Impaired loans	$3,346	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(15%) – (82%)	(18%)
Impaired loans	$3,135	Discounted cash flow	Discount rate	(6%) – (7%)	(7%)
Foreclosed assets held for resale	$856	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(16%) – (35%)	(18%)

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)	Carrying	Fair Value Measurements at June 30, 2019
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$7,465	$7,465	$ ―	$ ―	$7,465
Interest-bearing deposits in other banks	2,182	—	2,182	—	2,182
Time deposits with other banks	1,482	—	1,482	—	1,482
Restricted investment in bank stocks	6,474	—	6,474	—	6,474
Net loans	605,309	—	—	615,054	615,054
Mortgage servicing rights	288	—	—	288	288
Accrued interest receivable	3,934	—	3,934	—	3,934

FINANCIAL LIABILITIES:
Demand, savings and other deposits	491,328	—	491,328	—	491,328
Time deposits	215,397	—	215,416	—	215,416
Short-term borrowings	120,151	—	120,187	—	120,187
Long-term borrowings	45,000	—	45,815	—	45,815
Accrued interest payable	739	—	739	—	739

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	―	―	―	―	―

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2018
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,822	$9,822	$—	$—	$9,822
Interest-bearing deposits in other banks	1,128	—	1,128	—	1,128
Time deposits with other banks	1,482	—	1,469	—	1,469
Restricted investment in bank stocks	8,681	—	8,681	—	8,681
Net loans	599,647	—	—	597,548	597,548
Mortgage servicing rights	316	—	—	316	316
Accrued interest receivable	4,041	—	4,041	—	4,041

FINANCIAL LIABILITIES:
Demand, savings and other deposits	474,261	—	474,261	—	474,261
Time deposits	197,292	—	195,136	—	195,136
Short-term borrowings	174,445	—	174,491	—	174,491
Long-term borrowings	45,000	—	45,077	—	45,077
Accrued interest payable	785	—	785	—	785

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

NOTE 10 — REVENUE RECOGNITION

In accordance with ASU 2014-09 Revenue from Contracts with Customers – Topic 606, and all subsequent ASUs that modified ASC 606, the main types of revenue contracts included in non-interest income within the consolidated statements of income are as follows:

Deposits related fees and service charges

Service charges and fees on deposits, which are included as liabilities in the consolidated balance sheets, consist of fees related to monthly fees for various retail and business checking accounts, automated teller machine (“ATM”) fees (charged for withdrawals by our deposit customers from other bank ATMs) and insufficient funds fees (“NSF”) (which are charged when customers overdraw their accounts beyond available funds). All deposit liabilities are considered to have one-day terms and therefore related fees are recognized in income at the time when the services are provided to the customers. The Corporation elected to adopt practical expedient related to incremental costs of obtaining deposit contracts. As such, any costs associated with acquiring the deposits, except for certificate of deposits (“CDs”) with maturities in excess of one year, are recognized as an expense within non-interest expense in the consolidated statements of income when incurred as the amortization period of the deposit liabilities that otherwise would have been recognized is one year or less.

Wealth/Asset/Trust Management Fees

Wealth management services are delivered to individuals, corporations and retirement funds located primarily within our geographic markets. The Trust Department of the Corporation conducts the wealth management operations, which provides a broad range of personal and corporate fiduciary services, including the administration of estates.

Assets held in a fiduciary capacity by the Trust Department are not assets of the Corporation and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of June 30, 2019 and December 31, 2018, the fair value of trust assets under management was $107,282,000 and $105,917,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

(In thousands, except earnings per share)	Three Months Ended
	June 30,
	2019	2018
Net income	$2,530	$2,476
Weighted-average common shares outstanding	5,777	5,732
Basic earnings per share	$0.44	$0.43

Weighted-average common shares outstanding	5,777	5,732
Common stock equivalents due to effect of stock options	—	—
Total weighted-average common shares and equivalents	5,777	5,732
Diluted earnings per share	$0.44	$0.43

(In thousands, except earnings per share)	Six Months Ended
	June 30,
	2019	2018
Net income	$4,773	$4,253
Weighted-average common shares outstanding	5,771	5,726
Basic earnings per share	$0.83	$0.74

Weighted-average common shares outstanding	5,771	5,726
Common stock equivalents due to effect of stock options	—	—
Total weighted-average common shares and equivalents	5,771	5,726
Diluted earnings per share	$0.83	$0.74

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2019 compared to quarter ended June 30, 2018

First Keystone Corporation realized earnings for the second quarter of 2019 of $2,530,000, an increase of $54,000, or 2.2% from the second quarter of 2018. The increase in net income for the three months ended June 30, 2019 was primarily due to an increase in interest income and fees on loans, an increase in net securities gains and trust department income, and a decrease in professional services expense.

On a per share basis, for the three months ended June 30, 2019, net income was $0.44 versus $0.43 for the same three month period of 2018. Cash dividends amounted to $0.27 per share for the three months ended June 30, 2019 and 2018.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the three months ended June 30, 2019, interest income amounted to $9,479,000, an increase of $742,000 or 8.5% from the three months ended June 30, 2018, while interest expense amounted to $2,597,000 in the three months ended June 30, 2019, an increase of $613,000 or 30.9% from the three months ended June 30, 2018. As a result, net interest income increased $129,000 or 1.9% to $6,882,000 from $6,753,000 for the same period in 2018.

The Corporation’s net interest margin for the three months ended June 30, 2019 was 3.19% compared to 3.20% for same period in 2018. The decrease in net interest margin was a result of an increase in short-term borrowing costs.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended June 30, 2019 and June 30, 2018 was $46,000 and $0, respectively. The increase in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $36,000 and $433,000 for the three months ended June 30, 2019 and 2018, respectively. See Allowance for Loan Losses on page 41 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,616,000 for the three months ended June 30, 2019, as compared to $1,470,000 for the same period in 2018, an increase of $146,000, or 9.9%. The increase was the result of more trust department income, higher average gains on sales of individual mortgage loans, and an increase in net securities gains in the three months ended June 30, 2019 as compared to the same period in 2018. Trust department income increased $41,000 or 18.4% to $264,000 for the three months ended June 30, 2019 as compared to the same period in 2018. ATM fees and debit card income increased $20,000 or 5.0% to $419,000 for the three months ended June 30, 2019. Gains on sales of mortgage loans increased $37,000 or 97.4% due to higher average gains on individual mortgage loan sales. Net securities gains increased $38,000 to $92,000 for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was due to an increase in net gains recognized on owned marketable equity securities in the second quarter of 2019 as compared to the second quarter of 2018.

NON-INTEREST EXPENSE

Total non-interest expense was $5,655,000 for the three months ended June 30, 2019, as compared to $5,676,000 for the three months ended June 30, 2018. Non-interest expense decreased $21,000 or 0.4%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,953,000 or 52.2% of total non-interest expense for the three months ended June 30, 2019, as compared to $2,957,000 or 52.1% for the same three months of 2018.

Net occupancy, furniture and equipment, and computer expense amounted to $881,000 for the three months ended June 30, 2019, an increase of $62,000 or 7.6%. Professional services decreased $101,000 or 32.7% to $208,000 as of June 30, 2019. The decrease in the second quarter of 2018 was due to a combination of higher engagement fees relating to income generation consulting and higher legal fees relating to the resignation of an executive officer of the Bank. Pennsylvania shares tax expense amounted to $192,000 for the three months ended June 30, 2019, a decrease of $8,000 or 4.0% as compared to the same three months in 2018.

FDIC insurance expense decreased $3,000 or 4.0% for the three months ended June 30, 2019. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. ATM and debit card fees expense amounted to $221,000 for the three months ended June 30, 2019, an increase of $29,000 or 15.1% as compared to the same three months of 2018. The increase was due to an increase in client card usage causing higher electronic funds transfer fees. Data processing expenses amounted to $305,000 for the three months ended June 30, 2019, an increase of $39,000 or 14.7% as compared to the same three months of 2018. The increase was due to pricing increases from our main third party data processor and an increase in trust department tax form processing fees during the second quarter of 2019. Foreclosed assets held for resale expense decreased $2,000 in the second quarter of 2019 as compared to the second quarter of 2018. Advertising expense increased $31,000 or 24.0% during the three months ended June 30, 2019. This increase was due to more media advertising employed in the second quarter of 2019 including additional newspaper advertising and an increase in promotional community sponsorships during the three months ended June 30, 2019 as compared to the same three months of 2018.

Other non-interest expense amounted to $658,000 for the three months ended June 30, 2019, a decrease of $64,000 or 8.9% as compared to the three months ended June 30, 2018. The decrease was due to a decrease in loan collections expense resulting from a right of setoff taken from a customer’s account to cover various expenses paid by the Bank and a decrease in the provision for unfunded commitments due to lower commercial real estate balances requiring a reserve.

INCOME TAXES

Income tax expense amounted to $267,000 for the three months ended June 30, 2019, as compared to $71,000 for the three months ended June 30, 2018, an increase of $196,000. The effective total income tax rate was 9.5% for the second quarter of 2019 as compared to 2.8% for the second quarter of 2018. The increase in the effective tax rate was mainly due to a net decrease in tax-exempt income from investments in and loans to state and local units of government. The Corporation recognized $101,000 of tax credits from low-income housing partnerships in the second quarter of 2019.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

First Keystone Corporation realized earnings for the first six months of 2019 of $4,773,000, an increase of $520,000, or 12.2% from the same period in 2018. The increase in net income for the six months ended June 30, 2019 was primarily due to an increase in interest income and fees on loans, an increase in net securities gains, and a decrease in other non-interest expense.

On a per share basis, net income was $0.83 for the six months ended June 30, 2019 versus $0.74 for the same six month period of 2018. Cash dividends amounted to $0.54 per share for the six months ended June 30, 2019 and 2018.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. For the six months ended June 30, 2019, interest income amounted to $18,993,000, an increase of $1,985,000 or 11.7% from the six months ended June 30, 2018, while interest expense amounted to $5,290,000 in the six months ended June 30, 2019, an increase of $1,525,000 or 40.5% from the six months ended June 30, 2018. As a result, net interest income increased $460,000 or 3.5% to $13,703,000 from $13,243,000 for the same period in 2018.

The Corporation’s net interest margin for the six months ended June 30, 2019 was 3.17% compared to 3.16% for same period in 2018. The increase in net interest margin was a result of an increase in yield on the loan portfolio.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six months ended June 30, 2019 and June 30, 2018 was $138,000 and $50,000, respectively. The increase in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, and other relevant factors. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $111,000 and $591,000 for the six months ended June 30, 2019 and 2018, respectively. See Allowance for Loan Losses on page 41 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $3,123,000 for the six months ended June 30, 2019, as compared to $2,729,000 for the same period in 2018, an increase of $394,000, or 14.4%. The increase was mainly the result of higher net securities gains, higher trust department income and higher service charges and fees income. ATM fees and debit card income increased $40,000 or 5.3% to $796,000 for the six months ended June 30, 2019. Service charges and fee income increased $58,000 or 5.9%. Gains on sales of mortgage loans increased $48,000 or 71.6% due to higher average gains on individual mortgage loan sales. Trust department income increased $67,000 or 14.6% to $525,000 for the six months ended June 30, 2019 as compared to the same period in 2018. Net securities gains increased $158,000 to $195,000 for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was due to more net gains taken on sales of available-for-sale debt securities as a result of a strategic decrease in securities to fund loan growth, and an increase in net gains recognized on owned marketable equity securities in the first half of 2019 as compared to the same period of 2018.

NON-INTEREST EXPENSE

Total non-interest expense was $11,510,000 for the six months ended June 30, 2019, as compared to $11,571,000 for the six months ended June 30, 2018. Non-interest expense decreased $61,000 or 0.5%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $6,085,000 or 52.9% of total non-interest expense for the six months ended June 30, 2019, as compared to $5,993,000 or 51.8% for the same six months of 2018. The increase was mainly due to higher profit sharing expenses, increased commissions paid to sales staff, and additional employee training costs in 2019. In the prior year there was a large reversal of a retirement benefit as the result of the resignation of an executive officer of the Bank in the second quarter of 2018.

Net occupancy, furniture and equipment, and computer expense amounted to $1,765,000 for the six months ended June 30, 2019, an increase of $81,000 or 4.8%. This increase was mainly due to increases in software maintenance costs in the first six months of 2019 as compared to the same period in 2018. Professional services decreased $54,000 or 10.2% to $478,000 as of June 30, 2019. The decrease was due to higher engagement fees related to income generation consulting and higher legal fees relating to the resignation of an executive officer of the bank in the second quarter of 2018. Pennsylvania shares tax expense amounted to $384,000 for the six months ended June 30, 2019, a decrease of $15,000 or 3.8% as compared to the same six months in 2018.

FDIC insurance expense decreased $19,000 or 12.2% for the six months ended June 30, 2019. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. ATM and debit card fees expense amounted to $432,000 for the six months ended June 30, 2019, an increase of $65,000 or 17.7% as compared to the same six months of 2018. The increase was due to an increase in client card usage causing higher electronic funds transfer fees. Data processing expenses amounted to $572,000 for the six months ended June 30, 2019, an increase of $39,000 or 7.3% as compared to the six months ended June 30, 2018. The increase was due to pricing increases from our main third party data processor and an increase in trust department tax form processing fees during the second quarter of 2019. Foreclosed assets held for resale expense decreased $32,000 in the first half of 2019. There were additional expenses incurred on foreclosed property purchases in the first half of 2018 along with less general expenses on foreclosed assets in 2019 due to fewer properties owned and maintained. Advertising expense increased $103,000 or 49.0% during the six months ended June 30, 2019. This increase was due to a more aggressive advertising approach in the first half of 2019 including an increase in newspaper and billboard advertising and an increase in promotional community sponsorships during the six months ended June 30, 2019 as compared to the same six months of 2018.

Other non-interest expense amounted to $1,301,000 for the six months ended June 30, 2019, a decrease of $321,000 or 19.8% as compared to the six months ended June 30, 2018. The decrease was due to a decrease in amortization costs on one of the Corporation’s low income housing investment properties and a decrease in the provision for unfunded commitments due to lower commercial real estate balances requiring a reserve.

INCOME TAXES

Income tax expense amounted to $405,000 for the six months ended June 30, 2019, as compared to $98,000 for the six months ended June 30, 2018, an increase of $307,000. The effective total income tax rate was 7.8% for the first half of 2019 as compared to 2.3% for the first half of 2018. The increase in the effective tax rate was mainly due to a net decrease in tax-exempt income from investments in and loans to state and local units of government. The Corporation recognized $202,000 of tax credits from low-income housing partnerships in the first half of 2019.

FINANCIAL CONDITION

SUMMARY

Total assets decreased to $1,003,812,000 as of June 30, 2019, a decrease of $8,188,000 from year-end 2018. Total assets as of December 31, 2018 amounted to $1,012,000,000.

Total debt securities available-for-sale decreased $10,476,000 or 3.3% to $305,578,000 as of June 30, 2019 from December 31, 2018.

Total loans increased $5,689,000 or 0.9% to $612,081,000 as of June 30, 2019 from December 31, 2018. Loan demand grew in the six months ended June 30, 2019 as the Bank has realized an increase in loan originations, primarily in the commercial real estate portfolio.

Total deposits increased $35,172,000 or 5.2% to $706,725,000 as of June 30, 2019 from December 31, 2018.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings decreased in the first six months of 2019 by $54,294,000 to $165,151,000 from $219,445,000 as of December 31, 2018. Borrowings decreased mainly due to increased deposit balances and increased cash provided by investment activity.

Total stockholders’ equity increased to $125,707,000 at June 30, 2019, an increase of $8,951,000 or 7.7% from December 31, 2018 due to an increase in accumulated other comprehensive income and retained earnings.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.4% at June 30, 2019 and 92.5% at June 30, 2018. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $612,081,000 as of June 30, 2019, up $5,689,000, or 0.9% since year-end 2018. The loan portfolio continues to be well diversified. Non-performing assets increased since year-end 2018, and overall asset quality has remained consistent. Total non-performing assets were $5,363,000 as of June 30, 2019, an increase of $76,000, or 1.4% from $5,287,000 reported in non-performing assets as of December 31, 2018. Total allowance for loan losses to total non-performing assets was 126.27% as of June 30, 2019 and 127.58% at December 31, 2018.

In addition to loans, another primary earning asset is our overall investment portfolio, which decreased in size from December 31, 2018 to June 30, 2019. Debt securities available-for-sale amounted to $305,578,000 as of June 30, 2019, a decrease of $10,476,000 from year-end 2018.

Interest-bearing deposits in other banks increased as of June 30, 2019, to $2,182,000 from $1,128,000 at year-end 2018. Time deposits with other banks were $1,482,000 at June 30, 2019 and December 31, 2018.

LOANS

Total loans increased to $612,081,000 as of June 30, 2019 as compared to $606,392,000 as of December 31, 2018. The table on page 18 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $5,689,000 or 0.9%.

Steady demand for borrowing by businesses accounted for the 0.9% increase in the loan portfolio from December 31, 2018 to June 30, 2019. The Commercial and Industrial portfolio decreased $10,667,000 to $81,553,000 as of June 30, 2019, as compared to $92,220,000 at December 31, 2018. The decrease in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $4,609,000 offset by a $2,783,000 decrease in utilization of existing Commercial and Industrial lines of credit and loan payoffs of $8,858,000, as well as regular principal payments and other typical fluctuations and activity in the Commercial and Industrial portfolio. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $15,914,000 to $364,390,000 at June 30, 2019, as compared to $348,476,000 at December 31, 2018. The increase was mainly the result of $33,436,000 in new loan originations and a $3,064,000 increase in utilization of existing Commercial Real Estate lines of credit, offset by $15,866,000 in loan payoffs in addition to regular principal payments and other typical amortizations in the Commercial Real Estate portfolio. Residential Real Estate loans increased $621,000 to $160,362,000 at June 30, 2019, as compared to $159,741,000 at December 31, 2018. The increase was the result of $8,960,000 in new loan originations offset by loan payoffs of $6,972,000, net loans sold of $246,000 and regular principal payments. Net loans sold in the Residential Real Estate portfolio for the six months ended June 30, 2019 consisted of total loans sold in the six months ended June 30, 2019 of $3,653,000, offset with loans opened and sold in the same quarter during the first two quarters of 2019 which amounted to $3,407,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $445,943,000 at June 30, 2019. Of total loans, $364,390,000 or 59.5% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Corporation continues to monitor these portfolios.

The largest relationship is comprised of a group of related entities (operating companies and real estate holding companies) engaged in the business of owning and operating various income-producing properties, predominantly student housing rentals, in central Pennsylvania. At June 30, 2019, the relationship had outstanding balances and unused commitments totaling $11,191,000, which consisted of $10,941,000 in commercial term debt and one line of credit with an available balance of $250,000. The loans are secured by commercial real estate and the assignment of rents and leases.

The second largest relationship is comprised of various real estate entities with a mutual owner who is a related party of the bank and began real estate investment and development activities in 1989. The individual owns a diverse mix of real estate entities which specialize in construction/development projects (which include VA clinics), leasing of commercial office space, and rental of multi-tenant residential units. The relationship had outstanding loan balances and unused commitments of $11,154,000 at June 30, 2019. This relationship is comprised of $10,029,000 in term debt and three lines of credit totaling $1,125,000. The relationship is well secured by first lien mortgages on income producing commercial and residential real estate and assignment of governmental leases.

The third largest relationship consists of an electrical contractor that has serviced eastern and northeastern Pennsylvania for over forty years, as well as a related real estate holding company. The guarantor is also a partner in a separate real estate development company that specializes in the renovation and conversion of older buildings into commercial office space. The relationship had $10,767,000 in outstanding loan balances and unused commitments as of June 30, 2019. The debt is comprised of $4,662,000 in term debt and three lines of credit totaling $6,105,000. The loans are secured by commercial real estate, the assignment of rents and leases, and business assets.

The fourth largest relationship consists of a large, suburban/rural public school district that provides educational services to over 5,000 students and employs approximately 750 individuals as administrative, professional, and support staff. At June 30, 2019, the relationship had outstanding balances totaling $9,615,000, which consisted entirely of tax-free commercial term debt. The relationship is secured by the full faith, credit, and taxing power of the district.

The fifth largest relationship is comprised of a set of related companies that own and operate retail gasoline station/convenience stores and sandwich and beverage shops, situated at various locations throughout northeast Pennsylvania. At June 30, 2019, the relationship had outstanding loan balances and unused commitments of $9,570,000. The debt is comprised of $9,078,000 in term debt and $492,000 in available credit on a real estate term loan. The loans are secured by commercial real estate, the assignment of rents and leases, and business assets.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $595,089,000 or 97.4% of gross loans are graded Pass; $1,093,000 or 0.2% are graded Special Mention; $14,996,000 or 2.4% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades decreased to $16,089,000 at June 30, 2019, as compared to $20,949,000 at December 31, 2018. Commercial and Industrial non-pass grades decreased to $1,103,000 as of June 30, 2019 as compared to $1,225,000 as of December 31, 2018. Commercial Real Estate non-pass grades decreased to $13,709,000 as of June 30, 2019 as compared to $18,652,000 as of December 31, 2018. The Residential Real Estate and Consumer loan non-pass grades increased to $1,277,000 as of June 30, 2019 as compared to $1,072,000 as of December 31, 2018.

The decrease in the Commercial Real Estate non-pass grade portfolio during the six months ended June 30, 2019 was mainly attributable to a pay-off in the amount of $4,296,000 on a performing Substandard purchased participation loan to a real estate developer specializing in commercial office space. Other large fluctuations in the Commercial Real Estate non-pass grade portfolio during the six months ended June 30, 2019 consisted of $526,000 in payments and pay-offs related to three performing Substandard loans to a developer of a residential sub-division and payments of $330,000 on a performing Substandard loan to the owner of a recreation facility, net against a loan in the amount of $207,000 to a beer distributor/retailer and restaurant operator that was downgraded to Substandard and placed on non-accrual status during the six months ended June 30, 2019 due to slow payment performance and cash flow challenges. The remainder of the fluctuation in the balance of Commercial Real Estate non-pass grades from December 31, 2018 to June 30, 2019 is attributable to other normal activity in the Commercial Real Estate non-pass grade portfolio (including additions of smaller loans to non-pass grade status, regular principal payments on existing non-pass grade loans, etc.) during the six months ended June 30, 2019.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	June 30,	December 31,
	2019	2018
Commercial and Industrial	$81,553	$92,220
Commercial Real Estate	364,390	348,476
Residential Real Estate	160,362	159,741
Consumer	5,776	5,955
Total loans	$612,081	$606,392

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of June 30, 2019, the allowance for loan losses was $6,772,000 as compared to $6,745,000 as of December 31, 2018. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the six month periods ended June 30, 2019 and 2018. For the six month periods ended June 30, 2019 and 2018, net charge-offs as a percentage of average loans was 0.02% and 0.10%, respectively. Net charge-offs amounted to $111,000 for the first six months of 2019 as compared to $591,000 for the first six months of 2018. The significant decrease in net-charge offs during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was mainly due to one large charge-off that was completed during the second quarter of 2018. The charge-off, in the amount of $342,000, was completed on a loan to a student-housing holding company to charge the loan balance down to the net realizable value of the supporting collateral less costs to sell, as the underlying value of the collateral was determined to be insufficient to cover the loan balance.

For the first six months of 2019, the provision for loan losses was $138,000 as compared to $50,000 for the first six months of 2018. The provision, net of charge-offs and recoveries, resulted in the quarter end Allowance for Loan Losses of $6,772,000 of which 9.5% was attributed to the Commercial and Industrial component; 57.6% attributed to the Commercial Real Estate component; 24.2% attributed to the Residential Real Estate component (primarily residential mortgages); 1.6% attributed to the Consumer component; and 7.1% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 13). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of June 30, 2019.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	June 30,	June 30,
	2019	2018
Balance at beginning of the six month period	$6,745	$7,487
Charge-offs:
Commercial and Industrial	—	8
Commercial Real Estate	64	460
Residential Real Estate	28	106
Consumer	25	21
	117	595
Recoveries:
Commercial and Industrial	1	1
Commercial Real Estate	—	—
Residential Real Estate	2	—
Consumer	3	3
	6	4

Net charge-offs	111	591
Additions charged to operations	138	50
Balance at end of the six month period	$6,772	$6,946

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.10%
Allowance for loan losses to average loans outstanding during the period	1.10%	1.21%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.10% at June 30, 2019 and 1.21% at June 30, 2018.

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

Total non-performing assets amounted to $5,363,000 as of June 30, 2019 as compared to $5,287,000 as of December 31, 2018. The economy, in particular, the political unrest both domestic and abroad, the looming presidential election, the various tariffs imposed and threatened, the concerns and discussions of a potential recession, the anticipated rate cut by the Fed, and the continued slowness in the housing industry in our market areas had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, vacancy rates are rising, while property values in some markets have fallen. Non-accrual loans totaled $4,468,000 as of June 30, 2019 as compared to $3,896,000 as of December 31, 2018. The increase in non-accrual loans at June 30, 2019 compared to December 31, 2018 is mainly due to two loans with a combined outstanding recorded investment of $393,000 to a beer distributor/retailer and restaurant owner that were moved to non-accrual status during the second quarter of 2019 due to slow payment performance and cash flow challenges and two loans with a combined outstanding recorded investment of $127,000 to a defunct supplier of equipment and equipment repair services to building restoration companies that were moved to non-accrual status during the second quarter of 2019 due to nonpayment. Foreclosed assets held for resale amounted to $895,000 at June 30, 2019 as compared to $1,163,000 at December 31, 2018. There were no loans past-due 90 days or more and still accruing interest as of June 30, 2019 as compared to loans past-due 90 days or more and still accruing interest of $228,000 as of December 31, 2018.

Non-performing assets to total loans was 0.88% at June 30, 2019 and 0.87% at December 31, 2018. Non-performing assets to total assets was 0.53% at June 30, 2019 and 0.52% at December 31, 2018. The allowance for loan losses to total non-performing assets was 126.27% as of June 30, 2019 as compared to 127.58% as of December 31, 2018. Additional detail can be found on page 45 in the Non-Performing Assets and Impaired Loans table and page 24 in the Non-Performing Assets table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout specialist to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $5,134,000 at June 30, 2019, compared to $6,100,000 at December 31, 2018.

Impaired loans were $13,272,000 at June 30, 2019 and $17,593,000 at December 31, 2018. The largest impaired loan relationship at June 30, 2019 consisted of a non-performing participation loan to a student housing holding company which was secured by commercial real estate. The Corporation’s share of the loan at June 30, 2019 was $3,176,000. The loan was downgraded to Substandard and placed on non-accrual status during the third quarter of 2015 due to the borrower’s inability to reach a break-even rental income, related to the borrower’s failure to meet projected occupancy rates. One participant’s share of the loan in the amount of $1,350,000 was repurchased during the third quarter of 2017 and two remaining participants’ shares of the loan totaling $1,406,000 were repurchased during the fourth quarter of 2018. The collateral evaluation of the total participation at June 30, 2019 carried a value of $3,220,000 after considering estimated appraisal adjustments and costs to sell of 15% and considering the total outstanding note balance, resulted in no specific allocation. As of June 30, 2019, $1,904,000 had been charged off in relation to this loan. The second largest impaired loan relationship at June 30, 2019 consisted of one performing loan to a student housing holding company in the amount of $3,023,000, which was secured by commercial real estate. The loan was downgraded to substandard status and modified as a TDR during the first quarter of 2015 due to the borrower’s failure to achieve stabilization and meet projected occupancy rates that was attributed to the overall economic decline in students’ disposable income and an increase in enrollment in online courses. The loan experienced a secondary modification during the third quarter of 2016 to extend the repayment term and modify the interest rate. The discounted cash flow evaluation at June 30, 2019 resulted in no specific allocation. As of June 30, 2019, $943,000 had been charged off in relation to this loan. The third largest impaired loan relationship at June 30, 2019 consisted of a substandard performing loan to a developer of a residential sub-division in the amount of $1,506,000, which was secured by commercial real estate. The contract was extended and the loan was modified as a TDR during the fourth quarter of 2015 because the weak real estate market has hindered the process of the development plans and expected sales of building lots have not materialized. The loan experienced a subsequent modification during the fourth quarter of 2017 to extend the maturity date to October 2020, reset the interest rate from a floating rate to a fixed rate, commence regular principal and interest payments, and take additional real estate collateral. The discounted cash flow evaluation at June 30, 2019 resulted in no specific allocation.

The Bank estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $13,272,000 in impaired loans at June 30, 2019, none were located outside of the Corporation’s primary market area.

The outstanding recorded investment of loans categorized as TDRs was $8,917,000 as of June 30, 2019 as compared to $13,777,000 as of December 31, 2018. The decrease in TDRs at June 30, 2019, as compared to December 31, 2018 is mainly attributable to one large loan to a real estate developer specializing in commercial office space that carried a value of $4,296,000 and was modified as a TDR during the fourth quarter of 2018; the loan was subsequently paid off during the six months ended June 30, 2019. Of the thirty-four restructured loans at June 30, 2019, seven loans are classified in the Commercial and Industrial portfolio, twenty-five loans are classified in the Commercial Real Estate portfolio and two loans are classified in the Residential Real Estate portfolio. At June 30, 2019, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $486,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $4,000, were not in compliance with the terms of their restructure, compared to June 30, 2018 when eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $570,000, were not in compliance with the terms of their restructure. Troubled debt restructurings at June 30, 2019 consisted of sixteen term modifications beyond the original stated term, three interest rate modifications, and fourteen payment modifications. At June 30, 2019, there was also one troubled debt restructuring that experienced all three types of modifications – payment, rate, and term. TDRs are separately identified for impairment disclosures, and if necessary, a specific allocation is established. There were specific allocations of $0 and $1,000 attributable to the TDRs at June 30, 2019 and December 31, 2018, respectively. There were no unfunded commitments attributable to TDRs at June 30, 2019 and December 31, 2018.

During the three months ended June 30, 2019, no loans that were modified as TDRs during the preceding twelve months had experienced payment defaults, compared to the three months ended June 30, 2018 when two Commercial Real Estate loans with a combined outstanding recorded investment of $47,000 that were modified as TDRs during the preceding twelve months had experienced payment defaults. During the six months ended June 30, 2019, no loans that were modified as TDRs during the preceding twelve months had experienced payment defaults, compared to the six months ended June 30, 2018 when two Commercial Real Estate loans with a combined outstanding recorded investment of $47,000 that were modified as TDRs during the preceding twelve months had experienced payment defaults.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of June 30, 2019 and December 31, 2018, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Impaired Loans

(Dollars in thousands)	June 30,	December 31,
	2019	2018
Non-Performing Assets:
Non-accrual loans	$4,468	$3,896
Foreclosed assets held for resale	895	1,163
Loans past-due 90 days or more and still accruing interest	—	228
Total non-performing assets	$5,363	$5,287

Impaired Loans:
Non-accrual loans	$4,468	$3,896
Accruing TDRs	8,804	13,697
Total impaired loans	13,272	17,593
Allocated allowance for loan losses	(3)	(1)
Net investment in impaired loans	$13,269	$17,592

Impaired loans with a valuation allowance	$56	$83
Impaired loans without a valuation allowance	13,216	17,510
Total impaired loans	$13,272	$17,593

Allocated valuation allowance as a percent of impaired loans	0.02%	0.01%
Impaired loans to total loans	2.17%	2.90%
Non-performing assets to total loans	0.88%	0.87%
Non-performing assets to total assets	0.53%	0.52%
Allowance for loan losses to impaired loans	51.02%	38.34%
Allowance for loan losses to total non-performing assets	126.27%	127.58%

Real estate mortgages comprise 85.7% of the loan portfolio as of June 30, 2019, as compared to 83.8% as of December 31, 2018. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits increased $35,172,000 to $706,725,000 as of June 30, 2019 as non-interest bearing deposits increased by $9,615,000 and interest bearing deposits increased by $25,557,000 from year-end 2018. Total deposits increased due to increases in non-interest bearing and savings deposits. In addition, time deposits experienced the largest increase from year-end 2018 due to the Corporation accepting $20,000,000 in brokered CD’s in the second quarter of 2019. Total short-term and long-term borrowings decreased to $165,151,000 as of June 30, 2019, from $219,445,000 at year-end 2018, a decrease of $54,294,000 or 24.7%. The decrease in total borrowings was funded by increased deposit balances and a strategic decrease in the balance of the securities portfolio.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first six months of the year, net income less dividends paid increased capital by $1,656,000. Accumulated other comprehensive income (loss) derived from net unrealized gains on debt securities available-for-sale also impacts capital. At December 31, 2018 accumulated other comprehensive loss was $2,581,000. Accumulated other comprehensive income stood at $4,118,000 at June 30, 2019, an increase of $6,699,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first six months of 2019 at an overall net gain of $85,000. The fluctuations from net unrealized gains on debt securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Corporation held 231,612 shares of common stock as treasury stock at June 30, 2019 and December 31, 2018. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of June 30, 2019 and December 31, 2018.

Total stockholders’ equity was $125,707,000 as of June 30, 2019, and $116,756,000 as of December 31, 2018.

At June 30, 2019 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,	To Be Well Capitalized Under Prompt Corrective Action
	2019	2018	Regulations
Tier 1 leverage ratio (to average assets)	9.33%	9.01%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	13.25%	12.88%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.25%	12.88%	8.00%
Total risk-based capital ratio	14.25%	13.87%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement has been phased in over three years beginning in 2016. The capital buffer requirement raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of June 30, 2019, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At June 30, 2019, the Corporation had $333,382,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $4,687,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $13,982,000 at June 30, 2019.

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

Net cash flows provided by operating activities were $6,112,000 and $5,907,000 at June 30, 2019 and 2018, respectively. Net income amounted to $4,773,000, for the six months ended June 30, 2019 and $4,253,000 for the six months ended June 30, 2018. During the six months ended June 30, 2019 and 2018, net premium amortization on investment securities amounted to $1,398,000 and $1,742,000, respectively. Cash utilized for originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $192,000 and $993,000 for the six months ended June 30, 2019 and 2018, respectively. Net securities gains amounted to $195,000 and $37,000 for the six months ended June 30, 2019 and 2018, respectively. Other assets increased $1,862,000 during the six months ended June 30, 2019, compared to an increase of $95,000 during the six months ended June 30, 2018. Other liabilities increased $1,583,000 and $89,000 during the six months ended June 30, 2019 and 2018, respectively.

Investing activities provided cash of $14,228,000 during the six months ended June 30, 2019 and used cash of $25,931,000 during the six months ended June 30, 2018. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions net against purchases) provided cash of $17,642,000 and $1,734,000 during the six months ended June 30, 2019 and 2018, respectively. Net cash used to originate loans amounted to $5,450,000 and $25,058,000 during the six months ended June 30, 2019 and 2018, respectively.

Financing activities used cash of $21,643,000 during the six months ended June 30, 2019 and provided cash of $21,122,000 during the six months ended June 30, 2018. Deposits increased by $35,172,000 during the six months ended June 30, 2019 and decreased by $53,112,000 during the six months ended June 30, 2018. Short-term borrowings decreased by $54,294,000 during the six months ended June 30, 2019 and increased by $86,716,000 during the six months ended June 30, 2018. Proceeds from long-term borrowings amounted to $10,000,000 during the six months ended June 30, 2019, as compared to $0 during the six months ended June 30, 2018. Repayment of long-term borrowings amounted to $10,000,000 at both June 30, 2019 and 2018, respectively. Dividends paid amounted to $3,117,000 and $3,091,000 during the six months ended June 30, 2019 and 2018, respectively.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at June 30, 2019.

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

The table below presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 8.9%, 17.1% and 24.2% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 4.7% and 5.6% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 225 – 250 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore cannot decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the six months ended June 30, 2019, the cost of interest-bearing liabilities averaged 1.41%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 4.30%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At June 30, 2019, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with decreases of 17.9% and 51.6%, respectively. Additionally, net present value is projected to increase 7.4%, 7.6%, and 4.2% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. These scenarios presented are within the Corporation’s policy limits, aside from the 200 basis point immediate decrease scenario at (51.6)% vs. a policy limit of (30.0)%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(24.2)%
+200 bp Shock vs. Stable Rate	(17.1)%
+100 bp Shock vs. Stable Rate	(8.9)%
Flat rate
-100 bp Shock vs. Stable Rate	4.7%
-200 bp Shock vs. Stable Rate	5.6%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	4.2%
+200 bp Shock vs. Stable Rate	7.6%
+100 bp Shock vs. Stable Rate	7.4%
Flat rate
-100 bp Shock vs. Stable Rate	(17.9)%
-200 bp Shock vs. Stable Rate	(51.6)%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2019.

b)	Changes in internal control over financial reporting. There were no other changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2019	―	―	―	120,000
May 1 — May 31, 2019	―	―	―	120,000
June 1 — June 30, 2019	―	―	―	120,000
Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 8-K dated August 28, 2018).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated August 28, 2018).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(c)	Supplemental Employee Retirement Plan – Matthew P. Prosseda (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

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

FIRST KEYSTONE CORPORATION
Registrant

August 8, 2019	/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2019	/s/ Diane C.A. Rosler
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

