Form 10-K
period 2019-12-31
FIRST KEYSTONE CORP
filed 2020-03-13
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-21344

FIRST KEYSTONE CORPORATION

(Exact name of registrant as specified in its Charter)

Pennsylvania	23-2249083
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

111 West Front Street Berwick, Pennsylvania	18603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (570) 752-3671

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None	N/A	N/A

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2019 determined by using a per share closing price on that date of $24.65 as quoted on the Over the Counter Market, was $122,197,930.

At March 2, 2020, there were 5,816,894 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2020 definitive Proxy Statement are incorporated by reference in Part III of this Report.

This Page Intentionally Left Blank

FIRST KEYSTONE CORPORATION

FORM 10-K

i

FIRST KEYSTONE CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

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

ITEM 1. BUSINESS

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System. The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 97% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2019 and 2018, and was the only reportable segment. At December 31, 2019, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $1 billion, $762 million and $129 million, respectively.

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

At December 31, 2019, the Bank had 193 full-time employees and 13 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is www.firstkeystonecorporation.com and the Bank’s internet website is www.fkc.bank. None of the information or contents of our website is incorporated into this Annual Report on Form 10-K.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches west from Montour county spanning east into Monroe and Northampton counties, encompassing Columbia and Luzerne counties. The bank’s market extends north through Luzerne county and south to Northampton county. Ten other adjourning counties are served, such as Pike and Lehigh. The area served by the Bank includes a mix of rural communities, small to mid-sized towns and cities. The current population of the Bank’s primary five-county footprint has increased 0.8% since 2016 to 877,000 and is estimated to increase 0.6% to 883,000 by 2025. As of June 30, 2019, the FDIC deposit market share data ranked the Bank 6th in the deposit market share out of the top 20 financial institutions in the four-county market, with 6.1% of deposits.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 10,000. The Bank ranks a commanding first in deposit market share in the Berwick market with 70.5% of deposits as of June 30, 2019, based on data compiled annually by the FDIC.

In the course of attracting and retaining deposits and originating loans, the Bank faces considerable competition. The Bank competes with 58 commercial banks, 5 savings banks and savings and loans associations, and 44 credit unions for traditional banking products, such as deposits and loans in its primary five-county market area. Additionally, the Bank competes with consumer finance companies for loans, mutual funds and other investment alternatives for deposits. The Bank competes for deposits based on the ability to provide a range of competitively priced products, quality service, competitive rates, online services and convenient locations and hours. The competition among its peers for loan origination generally relates to interest rates offered, products available, ease of process, quality of service, and loan origination fees charged. The economic base of the Bank’s market region is developed around small business, health care, educational facilities (colleges and public schools), light manufacturing industries, travel and leisure, and agriculture.

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

Competition - Bank

The Bank’s competition is comprised of national, regional, community banking financial institutions and credit unions. The Bank’s major competitors in Columbia, Luzerne, Montour, Monroe, Northampton and Lehigh counties are:

• Citizens Bank	• Fulton Bank
• Community Bank, N.A.	• Honesdale National Bank
• Dime Bank	• Jersey Shore State Bank
• Embassy Bank	• Lafayette Ambassador Bank
• ESSA Bank & Trust	• Landmark Community Bank
• Fidelity Deposit and Discount Bank	• Luzerne Bank
• First Columbia Bank & Trust Co.	• M & T Bank
• First National Bank	• NBT Bank, N.A
• First National Bank of PA (FNB of PA)	• Peoples Security Bank
• First Commonwealth Bank	• Wayne Bank

The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Concentration

The Corporation and the Bank are not dependent on deposits nor exposed by loan concentrations to a single customer or to a small group of customers, such that the loss of any one or more would not have a materially adverse effect on the financial condition of the Corporation or the Bank. The Corporation has been successful in attracting municipal deposits, which make up 17.5% of total deposits at December 31, 2019. The largest municipal deposit customer consisted of a school district with deposit balances amounting to 6.8% of total deposits. The Corporation currently has the ability to utilize liquidity tools, such as wholesale borrowings or brokered deposits, to replace reductions in municipal deposits. The customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Pennsylvania, among other factors.

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

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”)

The FDICIA established five different levels of capitalization of financial institutions, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are:

• well capitalized

• adequately capitalized

• undercapitalized

• significantly undercapitalized, and

• critically undercapitalized.

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 8%, a common equity tier 1 risk-based capital ratio of at least 6.5%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 6%, a common equity tier 1 risk-based capital ratio of at least 4.5%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2019, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 13 — Regulatory Matters.

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016. The capital level required to avoid restrictions on elective distributions applicable to the Bank were as follows:

• A common equity tier 1 capital ratio of 7.00%.

• A tier 1 risk-based capital ratio of 8.50%.

• A total risk-based capital ratio of 10.50%.

As of December 31, 2019, the Bank maintained capital ratios above the required capital conservation buffer.

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

Federal Reserve Bank Small Bank Holding Company Policy

Effective in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2019; however, the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

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

As of December 31, 2019, approximately 74.5% of the Corporation’s loan portfolio consisted of Commercial and Industrial loans and Commercial Real Estate loans (including construction loans), which both include a tax-free component. These types of loans are generally viewed as having more risk of default than Residential Real Estate loans or Consumer loans. Commercial and Industrial and Commercial Real Estate loans are also typically larger than Residential Real Estate loans and Consumer loans. Because the Corporation’s loan portfolio contains a significant number of Commercial and Industrial and Commercial Real Estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s Allowance for Loan Losses is not sufficient to cover actual loan losses, earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and loss and delinquency experience and evaluates economic conditions. If the Corporation’s assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in its loan portfolio at the date of the financial statements. Material additions to the Corporation’s allowance would materially decrease net income. At December 31, 2019, the allowance for loan losses totaled $7.0 million, representing 1.13% of average total loans.

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

A new accounting standard will result in a significant change in how the Corporation recognizes credit losses and may have a material impact on the Corporation’s financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, the Corporation will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, the Corporation expects that the adoption of the CECL model will materially affect how the allowance for loan losses is determined and could require a significant increase to the allowance for loan losses. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If the Corporation is required to materially increase its level of allowance for loan losses for any reason, such increase could adversely affect its business, financial condition, and results of operations. The new CECL standard will become effective on January 1, 2023 and for interim periods within that year, for certain companies, including those companies that qualify as a smaller reporting company under SEC rules. The Corporation currently expects to continue to qualify as a smaller reporting company for a period of time.

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

Severe weather, natural disasters, disease pandemics, acts of war or terrorism and other external events could significantly impact the Corporation’s business.

Severe weather, natural disasters, disease pandemics, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Severe weather, natural disasters, disease pandemics, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Basel III targets higher levels of base capital, certain capital buffers and a migration toward common equity as the key source of regulatory capital. Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. Although Basel III is implemented, regulatory viewpoints could change or require additional capital to support the Corporation’s business risk profile. If the Corporation and the Bank are required to maintain higher levels of capital, the Corporation and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to the Corporation and the Bank and adversely impact its financial condition and results of operations.

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

Changes in elected officials in the federal government could result in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact the Corporation’s business, financial condition and results of operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded in the over-the-counter market on the OTC Market under the symbol “FKYS”. The following table sets forth:

•	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
•	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2018; and
•	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK
			Per Share
2019	High	Low	Dividend Paid
First quarter	$24.95	$21.00	$0.27
Second quarter	$27.00	$21.00	$0.27
Third quarter	$25.50	$22.05	$0.27
Fourth quarter	$25.25	$22.01	$0.27

2018	High	Low	Dividend Paid
First quarter	$28.75	$26.01	$0.27
Second quarter	$28.99	$26.25	$0.27
Third quarter	$27.00	$25.11	$0.27
Fourth quarter	$26.50	$20.31	$0.27

As of December 31, 2019, the Corporation had approximately 896 shareholders of record.

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

Transfer Agent:

American Stock Transfer & Trust Company, LLC (AST)	(800) 937-5449
6201 15th Avenue
Brooklyn, NY 11219

The following brokerage firms make a market in First Keystone Corporation common stock:

RBC Wealth Management	(800) 223-4207
Janney Montgomery Scott LLC	(800) 526-6397
Stifel Nicolaus & Co. Inc.	(800) 679-5446
Boenning & Scattergood, Inc.	(800) 883-1212

Dividend Restrictions on the Bank

Generally, as a Pennsylvania state chartered bank, under Pennsylvania banking law, the Bank may only pay dividends out of accumulated net earnings.

Dividend Restrictions on the Corporation

Under the Pennsylvania Business Corporation Law of 1988, as amended, the Corporation may not pay a dividend if, after giving effect thereto, either:

•	The Corporation would be unable to pay its debts as they become due in the usual course of business; or
•	The Corporation’s total assets would be less than its total liabilities.

The determination of total assets and liabilities may be based upon:

•	Financial statements prepared on the basis of generally accepted accounting principles;
•	Financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or
•	A fair valuation or other method that is reasonable under the circumstances.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
SELECTED FINANCIAL DATA AT YEAR END:
Total assets	$1,007,226	$1,012,000	$990,121	$984,283	$983,489
Total securities	279,861	317,614	350,218	379,641	385,267
Net loans	640,727	599,647	551,910	515,025	509,871
Total deposits	761,628	671,553	778,146	725,982	720,598
Total long-term borrowings	55,000	45,000	65,000	75,116	70,232
Total stockholders’ equity	128,752	116,756	116,719	109,685	108,438
SELECTED OPERATING DATA:
Interest income	$38,527	$35,573	$32,268	$31,643	$31,711
Interest expense	10,243	8,620	6,548	5,282	4,966
Net interest income	28,284	26,953	25,720	26,361	26,745
Provision for loan losses	450	200	267	2,083	2,277
Net interest income after provision for loan losses	27,834	26,753	25,453	24,278	24,468
Non-interest income	6,929	5,562	6,171	7,387	7,697
Non-interest expense	23,422	22,645	21,521	20,348	21,022
Income before income tax expense	11,341	9,670	10,103	11,317	11,143
Income tax expense	1,114	459	1,455	1,845	1,971
Net income	$10,227	$9,211	$8,648	$9,472	$9,172

PER SHARE DATA:
Net income	$1.77	$1.60	$1.52	$1.68	$1.64
Dividends	1.08	1.08	1.08	1.08	1.08

PERFORMANCE RATIOS:
Return on average assets	1.02%	0.92%	0.86%	0.96%	0.96%
Return on average equity	8.17%	8.05%	7.54%	8.23%	8.43%
Dividend payout	61.08%	67.26%	71.05%	64.30%	65.79%
Average equity to average assets	12.42%	11.39%	11.45%	11.68%	11.40%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of Management’s Discussion and Analysis of First Keystone Corporation, a bank holding company (the “Corporation”), and its wholly owned subsidiary, First Keystone Community Bank (the “Bank”), is to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data contained herein. Refer to Forward-Looking Statements on page 1 for detailed information.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Versus Year Ended December 31, 2018

Net income increased to $10,227,000 for the year ended December 31, 2019, as compared to $9,211,000 for the prior year, an increase of 11.0%. Earnings per share, both basic and diluted, for 2019 was $1.77 as compared to $1.60 in 2018, an increase of 10.6%. Dividends per share for 2019 and 2018 were $1.08. The Corporation’s return on average assets was 1.02% in 2019 and 0.92% in 2018. Return on average equity increased to 8.17% in 2019 from 8.05% in 2018. Total interest income in 2019 amounted to $38,527,000, an increase of $2,954,000 or 8.3% from 2018. Total interest expense of $10,243,000 increased $1,623,000 or 18.8% from 2018. The majority of this increase related to an increase in interest paid on deposits in 2019.

Net interest income, as indicated below in Table 1, increased by $1,331,000 or 4.9% to $28,284,000 for the year ended December 31, 2019. The Corporation’s net interest income on a fully tax equivalent basis increased by $531,000, or 1.8% to $30,105,000 in 2019 as compared to $29,574,000 in 2018.

Table 1 — Reconciliation of Taxable Equivalent Net Interest Income

(Dollars in thousands)

	2019/2018
	Increase/(Decrease)
	2019	Amount	%	2018
Interest Income	$38,527	$2,954	8.3	$35,573
Interest Expense	10,243	1,623	18.8	8,620
Net Interest Income	28,284	1,331	4.9	26,953
Tax Equivalent Adjustment	1,821	(800)	(30.5)	2,621
Net Interest Income (fully tax equivalent)	$30,105	$531	1.8	$29,574

Table 2 — Average Balances, Rates and Interest Income and Expense

(Dollars in thousands)

	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2,4]	$90,706	$3,707	4.09%	$102,307	$3,847	3.76%
Real Estate[1,2]	525,169	24,727	4.71%	476,883	21,334	4.47%
Consumer, net[1,4]	5,723	497	8.68%	5,770	498	8.63%
Fees on Loans	―	782	0%	—	602	0%
Total Loans[5]	621,598	29,713	4.78%	584,960	26,281	4.49%

Securities:
Taxable	192,044	5,338	2.78%	173,936	4,631	2.66%
Tax-Exempt[1,3]	108,464	4,763	4.39%	161,374	6,803	4.22%
Total Investment Securities	300,508	10,101	3.36%	335,310	11,434	3.41%
Restricted Investment in Bank Stocks	6,302	496	7.87%	6,516	443	6.80%
Interest-Bearing Deposits in Other Banks	3,005	38	1.26%	2,762	36	1.30%
Total Other Interest Earning Assets	9,307	534	5.74%	9,278	479	5.16%
Total Interest Earning Assets	931,413	40,348	4.33%	929,548	38,194	4.11%

Non-Interest Earning Assets:
Cash and Due From Banks	8,364			8,335
Allowance for Loan Losses	(6,816)			(7,151)
Premises and Equipment	21,215			20,300
Other Assets	53,385			54,302
Total Non-Interest Earning Assets	76,148			75,786
Total Assets	$1,007,561			$1,005,334

Interest Bearing Liabilities:
Savings, NOW Accounts, and Money Markets	$370,303	$2,764	0.75%	$387,999	$2,081	0.54%
Time Deposits	213,437	3,887	1.82%	208,402	3,111	1.49%
Securities Sold U/A to Repurchase	15,632	161	1.03%	15,481	87	0.56%
Short-Term Borrowings	96,377	2,494	2.59%	96,120	2,190	2.28%
Long-Term Borrowings	45,370	937	2.07%	53,740	1,151	2.14%
Total Interest Bearing Liabilities	741,119	10,243	1.38%	761,742	8,620	1.13%

Non-Interest Bearing Liabilities:
Demand Deposits	133,835			124,613
Other Liabilities	7,463			4,514
Stockholders’ Equity	125,144			114,465
Total Liabilities/Stockholders’ Equity	$1,007,561			$1,005,334

Net Interest Income Tax Equivalent		$30,105			$29,574

Net Interest Spread			2.95%			2.98%

Net Interest Margin			3.23%			3.18%

1Tax-exempt income has been adjusted to a tax equivalent basis using an incremental rate of 21% and statutory interest expense disallowance.

2Includes tax equivalent adjustments on tax-free municipal loans of $269,000 and $395,000 for years 2019 and 2018, respectively.

3Includes tax equivalent adjustments on tax-free municipal securities of $1,552,000 and $2,226,000 for years 2019 and 2018, respectively.

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

Table 2 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2019 and 2018.

The yield on earning assets was 4.33% in 2019 and 4.11% in 2018. The rate paid on interest bearing liabilities was 1.38% in 2019 and 1.13% in 2018. This resulted in a decrease in our net interest spread to 2.95% in 2019, as compared to 2.98% in 2018.

As Table 2 illustrates, net interest margin, which is interest income less interest expense divided by average earning assets, was 3.23% in 2019 as compared to 3.18% in 2018. Net interest margins are presented on a tax-equivalent basis. In 2019, the yield on earning assets increased by 0.22%, while the rate paid on interest bearing liabilities increased 0.25%. As loans were repaid and refinanced, the principal balances were reinvested at higher, current rates. This was the primary cause of the higher yield on loans. The investment portfolio yield decreased slightly in 2019 to 3.36% due to decreased volume from the sale of tax-exempt securities. The average rate paid on short-term borrowings increased 0.31% from 2.28% to 2.59%. The rate paid on savings, NOW accounts and money market accounts increased from 0.54% to 0.75% while the average rate paid on time deposits increased 0.33% to 1.82% in 2019. Interest income exempt from federal tax was $3,766,000 in 2019 and $5,387,000 in 2018. Interest income exempt from federal tax decreased due to the sales of tax-exempt securities and payoff of tax exempt loans. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 21%.

The increase in net interest margin at December 31, 2019, compared to December 31, 2018 was primarily due to increases in loan volumes and yields. Fully tax equivalent net interest income increased by $531,000 or 1.8% to $30,105,000 at December 31, 2019, compared to $29,574,000 at December 31, 2018. Throughout 2019, the Federal Reserve decreased the federal-funds rate by 0.75%, resulting in a target range of 1.50% - 1.75%. The Corporation could experience a decrease in net interest income if the market interest rates continue to decline, as the Corporation continues to be liability sensitive. To negate the potential impact of a decreasing net interest margin, the Corporation will continue to focus on attracting lower cost core deposits such as checking, savings, and money market accounts, thereby reducing its dependence on higher priced certificates of deposit and short-term borrowings. The Corporation is actively monitoring and restructuring its portfolios to become more asset sensitive, which will allow for better performance in a rates-down environment. The Corporation will continue to evaluate the potential impact of short-term rate fluctuations in 2020, as well as the slope and position of the yield curve.

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

In 2019, the increase in net interest income on a fully tax equivalent basis of $531,000 resulted from an increase in volume of $77,000 and an increase of $454,000 due to changes in rate.

Table 3 — Rate/Volume Analysis

(Dollars in thousands)

	2019 COMPARED TO 2018
	VOLUME	RATE	NET
Interest Income:
Loans, Net	$1,646	$1,786	$3,432
Taxable Securities	482	225	707
Tax-Exempt Securities	(2,231)	191	(2,040)
Restricted Investment in Bank Stocks	(15)	68	53
Other	3	(1)	2
Total Interest Income	$(115)	$2,269	$2,154

Interest Expense
Savings, NOW and Money Markets	$(95)	$778	$683
Time Deposits	75	701	776
Securities Sold U/A to Repurchase	1	73	74
Short-Term Borrowings	6	298	304
Long-Term Borrowings	(179)	(35)	(214)
Total Interest Expense	(192)	1,815	1,623
Net Interest Income	$77	$454	$531

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Balances on non-accrual loans are included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2019, the provision for loan losses was $450,000 as compared to $200,000 for the year ended December 31, 2018. The increase in the provision for loan losses in 2019 as compared to 2018 resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. Net charge-offs by the Corporation for the fiscal years ended December 31, 2019 and 2018 were $190,000 and $942,000, respectively. See Allowance for Loan Losses on page 32 for further discussion.

Gross charge-offs amounted to $204,000 at December 31, 2019, as compared to $1,039,000 at December 31, 2018. The decreased level of charge-offs for the year ended December 31, 2019 was mainly due to two large charge-offs totaling $548,000 on a non-accrual participation loan to a student housing holding company that were completed during the year ended December 31, 2018. A charge-off in the amount of $342,000 was completed during the second quarter of 2018 and an additional charge-off in the amount of $206,000 was completed during the fourth quarter of 2018. Other large items impacting the decreased level of charge-offs in 2019 compared to 2018 included a charge-off in the amount of $106,000 that was completed during the first quarter of 2018 on a loan to a retailer of recreational vehicles and a charge-off in the amount of $111,000 that was completed during the third quarter of 2018 on a loan to the owner of a restaurant/bar that is no longer in operation. All of these charge-offs were completed to charge the respective loan balances down to the net realizable value of the supporting collateral less cost to sell, as the underlying value of the collateral was deemed to be insufficient to cover the respective loan balances. The large charge-offs completed in the prior year contributed to the decreased balance of net charge-offs in 2019 but was not indicative of a significant change in asset quality in the overall loan portfolio. See Table 10 – Analysis of Allowance for Loan Losses for further details.

The allowance for loan losses as a percentage of average loans outstanding was 1.13% as of December 31, 2019 and 1.15% as of December 31, 2018.

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

Non-interest income through December 31, 2019 was $6,929,000, an increase of 24.6%, or $1,367,000, from 2018. The increase was due primarily to an increase in net securities gains. Table 4 provides the major categories of non-interest income and each respective change comparing the last two years.

During 2019, net securities gains increased $976,000 to a net gain of $911,000. The Corporation has taken gains and losses in the portfolio in 2019 due to a strategic movement to sell underperforming securities to fund loan growth and replace the remainder with better performing securities in various rate scenarios while having a balanced approach to total return and interest rate risk.

Gains on sales of mortgage loans provided income of $277,000 in 2019 as compared to $188,000 in 2018. The increase in gains on sales of mortgage loans in 2019 was due to higher average gains on individual mortgage loan sales. In 2019, the Corporation originated $25,592,000 in residential mortgage loans, of which $12,447,000 were originated with the intent to sell. This compared favorably to 2018 when the Corporation originated $23,918,000 in residential mortgage loans, of which $8,926,000 were originated with the intent to sell. The Corporation continues to service the majority of mortgages which are sold. This servicing income provides an additional source of non-interest income on an ongoing basis.

Service charges and fees increased by $165,000 or 8.0% in 2019 as compared to 2018, largely due to prepayment penalties earned on commercial loan payoffs. In addition, ATM and debit card income increased $83,000 or 5.3%, in 2019 as compared to 2018.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit investment products, and miscellaneous fees, increased $15,000, or 5.7% in 2019 as compared to 2018.

Table 4 — Non-Interest Income

(Dollars in thousands)

	2019/2018
	Increase/(Decrease)
	2019	Amount	%	2018
Trust department	$971	$28	3.0	$943
Service charges and fees	2,224	165	8.0	2,059
Bank owned life insurance income	620	11	1.8	609
ATM and debit card income	1,650	83	5.3	1,567
Gains on sales of mortgage loans	277	89	47.3	188
Other	276	15	5.7	261
Subtotal	6,018	391	6.9	5,627
Net securities gains (losses)	911	976	1,501.5	(65)
Total	$6,929	$1,367	24.6	$5,562

NON-INTEREST EXPENSE

Total non-interest expense amounted to $23,422,000, an increase of $777,000, or 3.4% in 2019. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to $12,457,000 or 53.2% of total non-interest expense in 2019 and $11,770,000 or 52.0% in 2018. Salaries and employee benefits increased $687,000, or 5.8% in 2019. The increase in 2019 was due to performance salaries increases, an increase in commissions and referral fees associated with loan growth and retail non-deposit activity and increased healthcare costs. The Corporation experienced a 12.4% increase in medical insurance for its employees in 2019. In 2018 there was a $318,000 reversal of a retirement benefit as the result of the resignation of an executive officer of the Bank. The number of full time equivalent employees was 196 as of December 31, 2019 and 195 as of December 31, 2018.

Net occupancy expense increased $78,000, or 4.5% in 2019 as compared to 2018, mainly due to an increase in rent expense associated with operating leases after the adoption of the new lease accounting standard. Net furniture and equipment and computer expense increased $74,000, or 4.6% in 2019 compared to 2018. The increase in 2019 was due to annual, contracted price increases on several software licenses, as well as one-time implementation fees for new products including online account opening.

Professional services decreased $119,000, or 11.3% in 2019 as compared to 2018. The higher expense in 2018 was the result of additional accounting fees for 2017 out of scope audit work and additional engagements for the form S-3 consent for the Bank’s dividend reinvestment plan and 2017 state taxes. There were also higher engagement fees related to income generation consulting, higher legal fees relating to the resignation of an executive officer of the Bank and additional legal expenses associated with the dividend reinvestment plan rescission offer and form S-3 filing.

Pennsylvania shares tax expense decreased $14,000, or 1.8% in 2019 as compared to 2018. FDIC insurance expense decreased $174,000, or 55.9% in 2019 as compared to 2018. This decrease was due to small bank assessment credits received from the FDIC in the third and fourth quarters of 2019. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense increased $86,000, or 10.7% in 2019 as compared to 2018. The increase in 2019 was due to an increase in client card usage causing higher electronic funds transfer fees plus additional expenses incurred to deploy instant issue debit cards. Data processing fees increased $79,000, or 7.7% in 2019 as compared to 2018 as the result of an annual, contracted price increase and an increase in fees assessed based on the number of customer accounts.

Foreclosed assets held for resale expense amounted to $295,000 in 2019 as compared to $148,000 in 2018. The Corporation incurred costs associated with the maintenance and sales of thirteen foreclosed properties in 2018 and nine foreclosed properties in 2019. The increase was primarily the result of a write down to the agreed upon lead bank repurchase price of a foreclosed asset in 2019.

Advertising expense increased $106,000, or 20.9% in 2019 as compared to 2018. The increase in 2019 was primarily due to more newspaper advertising and an increase in digital and social media advertising.

Other non-interest expense decreased $173,000, or 6.0% in 2019 as compared to 2018. The decrease in 2019 was primarily due to a decrease in amortization costs on one of the Corporation’s low income housing investment properties.

The overall level of non-interest expense remains low, relative to the Corporation’s peers (community banks from $500 million to $1 billion in assets). In fact, the Corporation’s total non-interest expense was 2.33% of average assets in 2019 and 2.25% in 2018. The Corporation’s non-interest expense as a percentage of average assets places the Corporation among the leaders in its peer financial institution categories in controlling non-interest expense.

Table 5 — Non-Interest Expense

(Dollars in thousands)

	2019/2018
	Increase/(Decrease)
	2019	Amount	%	2018
Salaries and employee benefits	$12,457	$687	5.8	$11,770
Occupancy, net	1,819	78	4.5	1,741
Furniture and equipment	574	(24)	(4.0)	598
Computer expense	1,115	98	9.6	1,017
Professional services	932	(119)	(11.3)	1,051
Pennsylvania shares tax	766	(14)	(1.8)	780
FDIC Insurance	137	(174)	(55.9)	311
ATM and debit card fees	892	86	10.7	806
Data processing fees	1,111	79	7.7	1,032
Foreclosed assets held for resale	295	147	99.3	148
Advertising	613	106	20.9	507
Other	2,711	(173)	(6.0)	2,884
Total	$23,422	$777	3.4	$22,645

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2019, was $1,114,000 as compared to $459,000 for the year ended December 31, 2018. The effective income tax rate was 9.8% in 2019 and 4.7% in 2018. The increase in the effective tax rate for 2019 was due to a net decrease in tax-exempt investments in and loans to state and local units of government.

FINANCIAL CONDITION

GENERAL

Total assets decreased to $1,007,226,000 at year-end 2019, a decrease of 0.5% from year-end 2018.

Total debt securities available-for-sale decreased $38,126,000 or 12.1% to $277,928,000 as of December 31, 2019.

Net loans increased in 2019 from $599,647,000 to $640,727,000, a 6.9% increase. Loan demand grew in 2019 as the Bank added loans in the commercial real estate category.

The cash surrender value of bank owned life insurance totaled $23,583,000 at December 31, 2019, an increase of $620,000 or 2.7% from 2018. This increase represents tax-free income included in non-interest income on the consolidated statements of income.

Investments in low-income housing partnerships were $1,828,000 at year-end 2019, a decrease of 12.8% from year-end 2018. The Corporation became a limited partner in a new real estate venture during 2015 with an initial investment of $590,000, a second installment of $1,178,000 in 2016, third and fourth installments in 2017 of $168,000 and $84,000, respectively, and a fifth and final installment of $85,000 in 2019.  Investing in low-income housing real estate ventures enables the Corporation to recognize tax credits and satisfy Community Reinvestment Act initiatives.

As of December 31, 2019, total deposits amounted to $761,628,000, an increase of 13.4% from 2018. The increase in 2019 was primarily due to the Corporation accepting $40,000,000 in brokered CDs during 2019, plus higher balances in the accounts of municipal depositors. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals, continue to be the Corporation’s most significant source of funds.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Borrowings decreased in 2019 by $109,782,000, mainly due to increased deposit balances and a strategic decrease in the balance of the securities portfolio.

Total stockholders’ equity increased to $128,752,000 at December 31, 2019, an increase of $11,996,000.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.4% for 2019 compared to 92.5% for 2018. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

SECURITIES

The Corporation uses securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The securities portfolio consists of debt securities available-for-sale. No securities were established in a trading account. Debt securities available-for-sale decreased $38,126,000 or 12.1% to $277,928,000 in 2019. At December 31, 2019, the net unrealized gain, net of the tax effect, on these securities was $4,221,000 and was included in stockholders’ equity as accumulated other comprehensive income (loss). Table 6 provides data on the fair value of the Corporation’s securities portfolio on the dates indicated. The vast majority of security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate a security.

The securities portfolio includes, U.S. treasuries, U.S. government corporations and agencies, corporate debt obligations, mortgage-backed securities, asset backed securities, and obligations of state and political subdivisions, both tax-exempt and taxable.

Debt securities available-for-sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on the Corporation’s Consolidated Statements of Income. As of December 31, 2019, the securities portfolio does not contain any off-balance sheet derivatives or trust preferred investments.

Table 6 — Securities

(Dollars in thousands)

	December 31,
	2019	2018
	Available-	Available-
	For-Sale	for-Sale
U.S. Treasury securities	$2,855	$5,295
U. S. Government corporations and agencies	87,580	83,119
Other mortgage backed debt securities	11,138	4,749
Obligations of state and political subdivisions	120,376	182,278
Asset backed securities	37,536	14,370
Corporate debt securities	18,443	26,243
Total	$277,928	$316,054

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 7 ― Securities Maturity Table

(Dollars in thousands)

	December 31, 2019
	Debt Securities Available-For-Sale
		U.S. Government	Other	Obligations
		Corporations &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Agencies	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$2,852	$1	$—	$1,001	$—	$—
Fair value	2,855	1	—	1,008	—	—

1 - 5 Years:
Amortized cost	―	5,797	—	17,976	—	18,546
Fair value	―	5,780	—	18,357	—	18,443

5 - 10 Years:
Amortized cost	—	26,509	—	27,650	8,737	―
Fair value	—	26,465	—	28,525	8,804	―

After 10 Years:
Amortized cost	—	55,205	11,145	68,307	28,859	—
Fair value	—	55,334	11,138	72,486	28,732	—

Total:
Amortized cost	$2,852	$87,512	$11,145	$114,934	$37,596	$18,546
Fair value	2,855	87,580	11,138	120,376	37,536	18,443

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

Marketable equity securities consist of common stock investments in other commercial banks and bank holding companies. At December 31, 2019 and 2018, the Corporation had $1,933,000 and $1,560,000, respectively, in equity securities recorded at fair value, an increase of $373,000 or 23.9%. Prior to January 1, 2018 equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (AOCI), net of tax. At December 31, 2017, net unrealized gains, net of tax, of $634,000 had been recognized in AOCI. On January 1, 2018, the unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income.

LOANS

Total loans increased to $647,732,000 as of December 31, 2019, as compared to a balance of $606,392,000 as of December 31, 2018. Table 8 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased $41,340,000, or 6.8% in 2019 compared to an increase of $46,995,000, or 8.4% in 2018.

Steady demand for borrowing by businesses accounted for the 6.8% increase in total loans in 2019 and the 8.4% increase in total loans in 2018. The Commercial and Industrial portfolio decreased $5,508,000 to $86,712,000 as of December 31, 2019, as compared to $92,220,000 at December 31, 2018. The decrease in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $13,360,000 offset by a decrease of $3,746,000 in utilization of existing Commercial and Industrial lines of credit and loan payoffs of $12,629,000, as well as regular principal payments. The Commercial Real Estate loan portfolio (which includes tax-free Commercial Real Estate loans) increased $47,325,000 to $395,801,000 as of December 31, 2019, as compared to $348,476,000 at December 31, 2018. The increase was mainly the result of $92,389,000 in new loan originations and an increase of $3,082,000 in utilization of existing Commercial Real Estate lines of credit offset by $39,024,000 in loan payoffs in addition to regular principal payments and other typical amortization in the Commercial Real Estate loan portfolio during the year ended December 31, 2019. Residential Real Estate loans decreased $391,000 to $159,350,000 as of December 31, 2019, as compared to $159,741,000 at December 31, 2018. The decrease was the result of new loan originations totaling $21,396,000, offset by loan payoffs of $13,544,000, net loans sold of $1,318,000 as well as regular principal payments and other typical amortization in the Residential Real Estate loan portfolio during the year ended December 31, 2019. Net loans sold in the Residential Real Estate portfolio for the year ended December 31, 2019 consisted of total loans sold during the year ended December 31, 2019 of $10,506,000, offset with loans opened and sold in the same quarter during any quarter of 2019 which amounted to $9,188,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $482,513,000 at December 31, 2019. Of total loans, $395,801,000 or 61.1% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Corporation continues to monitor these portfolios.

All loan relationships in excess of $1,500,000 are reviewed internally and/or externally through a loan review process on an annual basis. Such review is based upon analysis of current financial statements of the borrower, co-borrowers/guarantors, payment history, and economic conditions.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $631,472,000 or 97.7% of gross loans are graded Pass; $1,146,000 or 0.2% are graded Special Mention; $13,741,000 or 2.1% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades decreased to $14,887,000 at December 31, 2019, as compared to $20,949,000 at December 31, 2018. Commercial and Industrial non-pass grades decreased to $1,070,000 as of December 31, 2019, compared to $1,225,000 as of December 31, 2018. Commercial Real Estate non-pass grades decreased to $12,534,000 as of December 31, 2019 as compared to $18,652,000 as of December 31, 2018. Residential Real Estate and Consumer non-pass grades increased to $1,283,000 as of December 31, 2019, as compared to $1,072,000 as of December 31, 2018.

The decrease in the Commercial Real Estate non-pass grade portfolio during the year ended December 31, 2019 was mainly attributable to a pay-off in the amount of $4,296,000 on a performing Substandard purchased participation loan to a real estate developer specializing in commercial office space. Other large fluctuations in the Commercial Real Estate non-pass grade portfolio during the year ended December 31, 2019 consisted of a loan to golf course and related facilities in the amount of $1,014,000 that was returned to pass-grade status due to exemplary payment history by the borrower, as well as an increase in membership in 2019, $558,000 in payments and pay-offs related to three performing Substandard loans to a developer of a residential sub-division and payments of $330,000 on a performing Substandard loan to the owner of a recreation facility, net against a loan in the amount of $195,000 to a beer distributor/retailer and restaurant operator that was downgraded to Substandard and placed on non-accrual status during the year ended December 31, 2019 due to slow payment performance and cash flow challenges. The remainder of the fluctuation in the balance of Commercial Real Estate non-pass grades from December 31, 2018 to December 31, 2019 is attributable to other normal activity in the Commercial Real Estate non-pass grade portfolio (including additions of smaller loans to non-pass grade status, regular principal payments on existing non-pass grade loans, etc.) during the year ended December 31, 2019.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

The classes of the Corporation’s loan portfolio net of unearned discount and net deferred loan fees and costs are summarized in Table 8.

Table 8 — Loans

(Dollars in thousands)

	December 31,
	2019	2018	2017	2016	2015
Commercial and Industrial	$86,712	$92,220	$99,337	$83,573	$85,074
Commercial Real Estate	395,801	348,476	290,970	263,519	259,018
Residential Real Estate	159,350	159,741	162,925	169,035	166,628
Consumer	5,869	5,955	6,165	6,255	5,890
Total Loans	$647,732	$606,392	$559,397	$522,382	$516,610

The Corporation’s maturity and rate sensitivity information related to the loan portfolio is summarized in Table 9.

Table 9 ― Loan Maturity and Interest Sensitivity

Loans by Maturity

(Dollars in thousands)

	December 31, 2019
		After One Year
	One Year	Through	After
	and Less	Five Years	Five Years	Total
Commercial and Industrial	$17,790	$37,208	$31,714	$86,712
Commercial Real Estate	30,924	102,513	262,364	395,801
Residential Real Estate	12,588	39,591	107,171	159,350
Consumer	1,817	3,356	696	5,869
Total	$63,119	$182,668	$401,945	$647,732

The above data represents the amount of loans receivable at December 31, 2019 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loans by Repricing Opportunity

(Dollars in thousands)

	December 31, 2019
		After One Year
	One Year	Through	After
	and Less	Five Years	Five Years	Total
Commercial and Industrial	$36,364	$38,676	$11,672	$86,712
Commercial Real Estate	69,031	285,831	40,939	395,801
Residential Real Estate	20,953	35,026	103,371	159,350
Consumer	2,834	3,021	14	5,869
Total	$129,182	$362,554	$155,996	$647,732

Loans with a fixed interest rate	$37,904	$86,301	$125,936	$250,141
Loans with a variable interest rate	91,278	276,253	30,060	397,591
Total	$129,182	$362,554	$155,996	$647,732

The above data represents the amount of loans receivable at December 31, 2019 which are due or have the opportunity to reprice in the periods indicated, based on remaining scheduled repayments of principal for fixed rate loans or date of next repricing opportunity for variable rate loans. The fixed and variable portions of the amounts of loans receivable due or repricing in the periods indicated are also summarized above.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2019, the allowance for loan losses was $7,005,000 as compared to $6,745,000 as of December 31, 2018. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Table 10 contains an analysis of the allowance for loan losses indicating charge-offs and recoveries by year. In 2019, net charge-offs as a percentage of average loans were 0.03% as compared to 0.16% in 2018. Net charge-offs amounted to $190,000 in 2019 and $942,000 in 2018. Net charge-offs were significantly less in 2019 than in 2018 mainly due to four charge-offs in the Commercial Real Estate portfolio that were completed during the year ended December 31, 2018. Two charge-offs totaling $548,000 were completed on a non-accrual Commercial Real Estate participation loan to a student housing holding company, of which, a charge-off in the amount of $342,000 was completed during the second quarter of 2018, and an additional charge-off in the amount of $206,000 was completed during the fourth quarter of 2018. A charge-off in the amount of $106,000 was completed on a Commercial Real Estate loan to a retailer of recreational vehicles during the first quarter of 2018 and a charge-off in the amount of $111,000 was completed during the third quarter of 2018 on a Commercial Real Estate loan to the owner of a restaurant/bar that is no longer in operation. All of the charge-offs were completed to charge the respective loan balances down to the net realizable value of the collateral less cost to sell, as the underlying value of the collateral was deemed insufficient to cover the respective loan balances.

For the year ended December 31, 2019, the provision for loan losses was $450,000 as compared to $200,000 for the year ended December 31, 2018. The net effect of the provision, charge-offs and recoveries resulted in the year-end allowance for loan losses of $7,005,000 of which 9.0% was attributed to the Commercial and Industrial component, 58.8% attributed to the Commercial Real Estate component, 23.8% attributed to the Residential Real Estate component, 1.6% attributed to the Consumer component, and 6.8% being the unallocated component (refer to the activity in Note 4 ― Loans and Allowance for Loan Losses on page 68.) The Corporation determined that the provision for loan losses made during 2019 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2019.

Table 10 — Analysis of Allowance for Loan Losses

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017	2016	2015
Balance at beginning of period	$6,745	$7,487	$7,357	$6,739	$6,390
Charge-offs:
Commercial and Industrial	―	18	—	195	2
Commercial Real Estate	64	783	189	1,200	1,759
Residential Real Estate	69	181	62	61	210
Consumer	71	57	82	38	45
	204	1,039	333	1,494	2,016
Recoveries:
Commercial and Industrial	6	31	74	9	22
Commercial Real Estate	―	60	103	—	59
Residential Real Estate	2	—	9	12	1
Consumer	6	6	10	8	6
	14	97	196	29	88

Net charge-offs	190	942	137	1,465	1,928
Additions charged to operations	450	200	267	2,083	2,277
Balance at end of period	$7,005	$6,745	$7,487	$7,357	$6,739

Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.16%	0.03%	0.28%	0.38%
Allowance for loan losses to average loans outstanding during the period	1.13%	1.15%	1.40%	1.42%	1.32%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.13% in 2019 and 1.15% in 2018.

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

Table 11 — Allocation of Allowance for Loan Losses

(Dollars in thousands)

	December 31,
	2019	%*	2018	%*	2017	%*	2016	%*	2015	%*
Commercial and Industrial	$634	9.7	$724	11.7	$949	14.0	$836	11.7	$725	11.0
Commercial Real Estate	4,116	63.0	3,700	59.8	4,067	60.0	4,421	62.0	3,983	60.5
Residential Real Estate	1,665	25.5	1,650	26.6	1,656	24.4	1,777	24.9	1,777	27.0
Consumer	114	1.8	117	1.9	111	1.6	95	1.4	96	1.5
Unallocated	476	N/A	554	N/A	704	N/A	228	N/A	158	N/A
	$7,005	100.0	$6,745	100.0	$7,487	100.0	$7,357	100.0	$6,739	100.0

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

Total non-performing assets amounted to $4,607,000 as of December 31, 2019, as compared to $5,400,000 as of December 31, 2018. The economy, in particular, the political unrest both domestic and abroad, the looming presidential election, the various tariffs both imposed and threatened, the concerns and discussion of a potential recession, the recent rate cuts by the Fed, and the continued slowness in the housing industry in our market areas had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current economic environment. In particular, housing starts have declined, while bankruptcy filings have increased. Non-accrual loans totaled $4,388,000 as of December 31, 2019 as compared to $3,896,000 as of December 31, 2018. The increase in non-accrual loans at December 31, 2019 compared to December 31, 2018 is mainly due to two loans with a combined outstanding recorded investment of $374,000 to a beer distributor/retailer and restaurant owner that were moved to non-accrual status during the second quarter of 2019 due to slow payment performance and cash flow challenges and two loans with a combined outstanding recorded investment of $123,000 to a defunct supplier of equipment and equipment repair services to building restoration companies that were moved to non-accrual status during the second quarter of 2019 due to nonpayment. Foreclosed assets held for resale decreased to $119,000 as of December 31, 2019, compared to $1,163,000 as of December 31, 2018, mainly due to the repurchase of a foreclosed property by the lead participating bank that took place during the fourth quarter of 2019. Loans past-due 90 days or more and still accruing interest amounted to $100,000 at December 31, 2019, as compared to $341,000 as of December 31, 2018. At December 31, 2019, loans past-due 90 days or more and still accruing interest consisted of one Residential Real Estate loan which was well secured and in the process of collection.

Non-performing assets to total loans was 0.71% as of December 31, 2019 compared to 0.89% at December 31, 2018. Non-performing assets to total assets was 0.46% as of December 31, 2019 compared to 0.53% at December 31, 2018. The allowance for loan losses to total non-performing assets was 152.05% as of December 31, 2019 as compared to 124.91% as of December 31, 2018. Additional detail can be found in Table 12 – Non-Performing Assets and Impaired Loans and the Loans Receivable on Non-Accrual Status table in Note 4 ― Loans and Allowance for Loan Losses. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout department to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $4,074,000 at December 31, 2019 and $6,100,000 at December 31, 2018.

Impaired loans were $12,954,000 at December 31, 2019 and $17,593,000 at December 31, 2018. The largest impaired loan relationship at December 31, 2019 consisted of a non-performing participation loan to a student housing holding company which was secured by commercial real estate. The Corporation’s share of the loan at December 31, 2019 was $3,176,000, net of $1,904,000 that had been charged off to date. The second largest impaired loan relationship at December 31, 2019 consisted of one performing loan to a student housing holding company, which was classified as a TDR. The loan was secured by commercial real estate and carried a balance of $2,992,000 as of December 31, 2019, net of $943,000 that had been charged off to date. The third largest impaired loan relationship at December 31, 2019 consisted of a substandard performing loan to a developer of a residential sub-division in the amount of $1,474,000, which was secured by commercial real estate and classified as a TDR.

The Bank estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $12,954,000 in impaired loans at December 31, 2019, none were located outside the Corporation’s primary market area.

The outstanding recorded investment of loans categorized as TDRs was $8,678,000 as of December 31, 2019, compared to $13,777,000 as of December 31, 2018. The decrease in TDRs at December 31, 2019 as compared to December 31, 2018 is mainly attributable to a large loan to a real estate developer specializing in commercial office space that carried a value of $4,296,000 and was modified as a TDR during the fourth quarter of 2018; the loan was subsequently paid off during the year ended December 31, 2019. Of the thirty-four restructured loans at December 31, 2019, seven loans are classified in the Commercial and Industrial portfolio, twenty-five loans are classified in the Commercial Real Estate portfolio, and two loans are classified in the Residential Real Estate portfolio. Troubled debt restructurings at December 31, 2019 consisted of sixteen term modifications beyond the original stated term, three interest rate modifications, and fourteen payment modifications. At December 31, 2019, there was also one troubled debt restructuring that experienced all three types of modification – payment, rate, and term. TDRs are separately evaluated for impairment disclosures, and if necessary, a specific allocation is established. As of December 31, 2019 and 2018, there were $1,000, respectively, in specific allocations attributable to the TDRs. There were no unused commitments on TDRs at December 31, 2019 and 2018.

At December 31, 2019, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $464,000 were not in compliance with the terms of their restructure, compared to December 31, 2018 when eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $499,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $6,000 were not in compliance with the terms of their restructure.

No loans were modified as TDRs within the twelve months preceding December 31, 2019, as compared to the year ended December 31, 2018 when four Commercial Real Estate loans totaling $163,000 that were modified as TDRs within the twelve months preceding December 31, 2018 had experienced payment defaults.

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

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2020. Excluding the assets disclosed in Table 12 – Non-Performing Assets and Impaired Loans and the Troubled Debt Restructurings section in Note 4 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2019 and 2018 management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 12 — Non-Performing Assets and Impaired Loans

(Dollars in thousands)

	December 31,
	2019	2018
Non-performing assets
Non-accrual loans	$4,388	$3,896
Foreclosed assets held for resale	119	1,163
Loans past-due 90 days or more and still accruing interest	100	341
Total non-performing assets	$4,607	$5,400

Impaired loans
Non-accrual loans	$4,388	$3,896
Accruing TDRs	8,566	13,697
Total impaired loans	12,954	17,593
Allocated allowance for loan losses	(1)	(1)
Net investment in impaired loans	$12,953	$17,592

Impaired loans with a valuation allowance	$28	$83
Impaired loans without a valuation allowance	12,926	17,510
Total impaired loans	$12,954	$17,593

Allocated valuation allowance as a percent of impaired loans	0.01%	0.01%
Impaired loans to total loans	2.00%	2.90%
Non-performing assets to total loans	0.71%	0.89%
Non-performing assets to total assets	0.46%	0.53%
Allowance for loan losses to impaired loans	54.08%	38.34%
Allowance for loan losses to total non-performing assets	152.05%	124.91%

Real estate mortgages comprise 85.7% of the loan portfolio as of December 31, 2019, as compared to 83.8% as of December 31, 2018. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS AND OTHER BORROWED FUNDS

Consumer and commercial retail deposits are attracted primarily by the Corporation’s eighteen full service office locations, one loan production office, and through its internet banking presence. The Corporation offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Corporation regularly reviews competing financial institutions’ interest rates, especially when establishing interest rates on certificates of deposit.

Deposits increased by $90,075,000, or 13.4% for the year ending December 31, 2019 as compared to December 31, 2018. The increase in deposits in 2019 can be attributed to increases in non-interest bearing, interest bearing and savings deposits. In addition, time deposits experienced the largest increase in 2019 due to the Corporation accepting $40,000,000 in brokered CDs.

The following schedule reflects the remaining maturities of time deposits and other time open deposits of $100,000 or more at December 31, 2019.

(Dollars in thousands)

	Time	Other Time Open
	Deposits	Deposits
	≥$100,000	≥$100,000
Less than or equal to 3 months	$8,383	$—
Over 3 months through 6 months	16,328	—
Over 6 months through 12 months	20,712	855
Over 12 months	28,840	—
	$74,263	$855

Total borrowings were $109,663,000 as of December 31, 2019, compared to $219,445,000 at December 31, 2018. During 2019, long-term borrowings increased from $45,000,000 to $55,000,000. The increase in long-term borrowings in 2019 primarily resulted from borrowing additional FHLB notes to sustain growth in the Corporation’s loan portfolio and to secure financing at low market rates.

Short-term debt decreased from $174,445,000 in 2018 to $54,663,000 as of December 31, 2019 as a result of increased deposit balances and increased cash provided by investment activity. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset seasonal fluctuations in deposits.

In connection with FHLB borrowings, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

The following table shows information about the Corporation’s short-term borrowings as of December 31, 2019 and 2018.

Table 13 ― Short-Term Borrowings

(Dollars in thousands)

	2019
			Maximum
	Month End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$ ―	$ ―	$ ―	2.01%
Securities sold under agreements to repurchase	14,042	15,632	17,540	1.03%
Federal Discount Window	―	—	―	2.92%
Federal Home Loan Bank	40,621	96,377	178,160	2.59%
	$54,663	$112,009	$195,700	2.37%

(Dollars in thousands)

	2018
			Maximum
	Month End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$ ―	$ ―	$ ―	2.19%
Securities sold under agreements to repurchase	12,957	15,481	19,225	0.56%
Federal Discount Window	―	—	―	2.19%
Federal Home Loan Bank	161,488	96,120	161,487	2.28%
	$174,445	$111,601	$180,712	2.04%

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on debt securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income, may increase or decrease total equity capital. The total net increase in capital was $11,996,000 in 2019 after an increase of $37,000 in 2018. The increase in equity capital in 2019 was due to the retention of $3,980,000 in earnings and the issuance of new shares through the Corporation’s Dividend Reinvestment Program (“DRIP”) amounting to $1,214,000. Accumulated other comprehensive income increased $6,802,000 in 2019 as a result of market fluctuations in the investment portfolio.

The Corporation had 231,612 shares of common stock as of December 31, 2019 and December 31, 2018, at a cost of $5,709,000, as treasury stock, authorized and issued but not outstanding.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 8.17% for 2019 and 8.05% for 2018. Refer to Performance Ratios on page 21 — Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 14 reflects risk-based capital ratios and the leverage ratio for the Bank. The Bank’s leverage ratio was 9.42% at December 31, 2019 and 9.01% at December 31, 2018.

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

Table 14 — Capital Ratios

At December 31, 2019, the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of December 31, 2019 and December 31, 2018:

			To Be Well
			Capitalized
			Under Prompt
	December 31,	December 31,	Corrective Action
	2019	2018	Regulations
Tier 1 leverage ratio (to average assets)	9.42%	9.01%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	13.50%	12.88%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.50%	12.88%	8.00%
Total risk-based capital ratio	14.53%	13.87%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of December 31, 2019, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

Sources of liquidity are as follows:

•	Growth in the core deposit base;
•	Proceeds from sales or maturities of investment securities;
•	Payments received on loans and mortgage-backed securities;
•	Overnight correspondent bank borrowings on various credit lines, notes, etc., with various levels of capacity;
•	Securities sold under agreements to repurchase; and
•	Brokered CDs.

At December 31, 2019, the Corporation had $353,426,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $4,805,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $14,042,000 at December 31, 2019.

Asset liquidity is provided by investment securities maturing in one year or less, other short-term investments, federal funds sold, and cash and due from banks. The liquidity is augmented by repayment of loans and cash flows from mortgage-backed and asset-backed securities. Liability liquidity is accomplished primarily by maintaining a core deposit base, acquired by attracting new deposits and retaining maturing deposits. Also, short-term borrowings provide funds to meet liquidity needs.

Net cash flows provided by operating activities were $12,539,000 and $14,741,000 at December 31, 2019 and 2018, respectively. Net income amounted to $10,227,000 for the year ended December 31, 2019 and $9,211,000 for the year ended December 31, 2018. During the years ended December 31, 2019 and 2018, net premium amortization on investment securities amounted to $2,624,000 and $3,343,000, respectively. Cash utilized for originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $1,664,000 for the year ended December 31, 2019, and proceeds (including gains) from sales of mortgage loans originated for resale exceeded cash utilized for originations of mortgage loans originated for resale by $22,000 for the year ended December 31, 2018. Net securities gains were $911,000 for the year ended December 31, 2019, compared to net securities losses of $65,000 for the year ended December 31, 2018. Other assets increased by $916,000 and $81,000 during the years ended December 31, 2019 and 2018, respectively. Other liabilities increased by $1,667,000 during the year ended December 31, 2019 and decreased by $17,000 during the year ended December 31, 2018.

Investing activities provided cash of $11,986,000 during the year ended December 31, 2019 and used cash of $29,045,000 during the year ended December 31, 2018. Net activity associated with the debt securities available-for-sale portfolio (including proceeds from sale, maturities, and redemptions net against purchases) provided cash of $45,660,000 and $23,964,000 during the years ended December 31, 2019 and 2018, respectively. Net cash used to originate loans amounted to $39,504,000 during the year ended December 31, 2019 and $48,203,000 during the year ended December 31, 2018.

Financing activities used cash of $24,751,000 during the year ended December 31, 2019 and provided cash of $16,515,000 during the year ended December 31, 2018. Deposits increased by $90,075,000 during the year ended December 31, 2019 and decreased by $106,593,000 during the year ended December 31, 2018. Short-term borrowings decreased by $119,782,000 during the year ended December 31, 2019 and increased by $148,149,000 during the year ended December 31, 2018. Proceeds from long-term borrowings amounted to $30,000,000 during the year ended December 31, 2019 and $3,000,000 during the year ended December 31, 2018. Repayment of long-term borrowings amounted to $20,000,000 at December 31, 2019 and $23,000,000 at December 31, 2018. Dividends paid amounted to $6,247,000 and $6,194,000 during the years ended December 31, 2019 and 2018, respectively.

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

Table 15 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2019.

Table 15 — Contractual Obligations

(Dollars in thousands)

	Less than	1 - 3	4 -5	Over
December 31, 2019	1 Year	Years	Years	5 Years	Total
Time deposits	$114,598	$74,986	$45,351	$129	$235,064
Securities sold under agreement to repurchase	14,042	—	—	—	14,042
Short-term borrowings	40,621	—	—	—	40,621
Long-term borrowings	10,000	20,000	23,000	2,000	55,000
Operating lease obligations	148	260	136	2,258	2,802
	$179,409	$95,246	$68,487	$4,387	$347,529

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2019, the Corporation had outstanding unfunded commitments to extend credit of $122,082,000 and outstanding standby letters of credit of $3,565,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 14 — Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 16 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2019. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 16 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2019 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive.

Table 16 — Interest Rate Sensitivity Analysis

(Dollars in thousands)

	December 31, 2019
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total
Assets	$153,196	$404,967	$361,486	$87,577	$1,007,226

Liabilities/Stockholders’ Equity	226,779	253,760	399,356	127,331	1,007,226

Interest Rate Sensitivity Gap	$(73,583)	$151,207	$(37,870)	$(39,754)

Cumulative Gap	$(73,583)	$77,624	$39,754	―

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

Table 17 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 5.7%, 10.8% and 15.3% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 1.9% and decrease 0.5% in the 100 and 200 basis point decreasing rate scenarios presented, respectively. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 150 – 175 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years ended December 31, 2019 and 2018, the cost of interest-bearing liabilities averaged 1.38% and 1.13%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 4.33% and 4.11%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At December 31, 2019, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 21.7% and 62.1%, respectively. Additionally, net present value is projected to increase 10.2%, 13.5%, and 13.4% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are within the Corporation’s policy limits, aside from the 100 basis point immediate decrease scenario at (21.7)% vs. a policy limit of (20.0)% and the 200 basis point immediate decrease scenario at (62.1)% vs. a policy limit of (30.0)%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Table 17 — Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(15.3)%
+200 bp Shock vs. Stable Rate	(10.8)%
+100 bp Shock vs. Stable Rate	(5.7)%
Flat rate
‒100 bp Shock vs. Stable Rate	1.9%
‒200 bp Shock vs. Stable Rate	(0.5)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	13.4%
+200 bp Shock vs. Stable Rate	13.5%
+100 bp Shock vs. Stable Rate	10.2%
Flat rate
‒100 bp Shock vs. Stable Rate	(21.7)%
‒200 bp Shock vs. Stable Rate	(62.1)%

Table 18 shows the quarterly results of operations for the Corporation for the years ended December 31, 2019 and 2018:

Table 18 — Quarterly Results of Operations (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
2019	March 31	June 30	September 30	December 31
Interest income	$9,514	$9,479	$9,728	$9,806
Interest expense	2,693	2,597	2,589	2,364
Net interest income	6,821	6,882	7,139	7,442
Provision for loan losses	92	46	175	137
Non-interest income	1,507	1,616	2,226	1,580
Non-interest expense	5,855	5,655	5,859	6,053
Income before income tax expense	2,381	2,797	3,331	2,832
Income tax expense	138	267	408	301
Net income	$2,243	$2,530	$2,923	$2,531

Basic and diluted earnings per share	$0.39	$0.44	$0.50	$0.44

(Dollars in thousands, except per share data)

	Three Months Ended
2018	March 31	June 30	September 30	December 31
Interest income	$8,271	$8,737	$9,169	$9,396
Interest expense	1,781	1,984	2,284	2,571
Net interest income	6,490	6,753	6,885	6,825
Provision for loan losses	50	—	—	150
Non-interest income	1,259	1,470	1,502	1,331
Non-interest expense	5,895	5,676	5,607	5,467
Income before income tax expense	1,804	2,547	2,780	2,539
Income tax expense	27	71	184	177
Net income	$1,777	$2,476	$2,596	$2,362

Basic and diluted earnings per share	$0.31	$0.43	$0.45	$0.41

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

Other-Than-Temporary Impairment of Securities. Valuations for the securities portfolio are determined using quoted market prices, where available. If quoted market prices are not available, securities valuation is based on pricing models, quotes for similar securities, and observable yield curves and spreads. In addition to valuation, management must assess whether there are any declines in value below the carrying value of the securites that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of the loss in the Corporation’s Consolidated Statements of Income.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

First Keystone Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary (collectively the "Corporation") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation's consolidated financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 13, 2020

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Cash and due from banks	$10,251	$9,822
Interest-bearing deposits in other banks	473	1,128
Total cash and cash equivalents	10,724	10,950
Time deposits with other banks	247	1,482
Debt securities available-for-sale, at fair value	277,928	316,054
Marketable equity securities, at fair value	1,933	1,560
Restricted investment in bank stocks, at cost	4,224	8,681

Loans	645,440	606,027
Loans held for sale	2,292	365
Allowance for loan losses	(7,005)	(6,745)
Net loans	640,727	599,647
Premises and equipment, net	19,387	19,946
Operating lease right-of-use assets	1,470	―
Accrued interest receivable	3,405	4,041
Cash surrender value of bank owned life insurance	23,583	22,963
Investments in low-income housing partnerships	1,828	2,096
Goodwill	19,133	19,133
Foreclosed assets held for resale	119	1,163
Deferred income taxes	―	1,469
Other assets	2,518	2,815
TOTAL ASSETS	$1,007,226	$1,012,000

LIABILITIES
Deposits:
Non-interest bearing	$134,648	$126,361
Interest bearing	626,980	545,192
Total deposits	761,628	671,553
Short-term borrowings	54,663	174,445
Long-term borrowings	55,000	45,000
Operating lease liabilities	1,663	―
Accrued interest payable	606	785
Deferred income taxes	438	―
Other liabilities	4,476	3,461
TOTAL LIABILITIES	878,474	895,244

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of December 31, 2019 and 2018; issued 0 in 2019 and 2018	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of December 31, 2019 and 2018; issued 6,048,506 as of December 31, 2019 and 5,996,322 as of December 31, 2018; outstanding 5,816,894 as of December 31, 2019 and 5,764,710 as of December 31, 2018	12,097	11,993
Surplus	38,365	37,255
Retained earnings	79,778	75,798
Accumulated other comprehensive income (loss)	4,221	(2,581)
Treasury stock, at cost, 231,612 shares at December 31, 2019 and 2018	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	128,752	116,756
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,007,226	$1,012,000

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	Years Ended December 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans	$29,445	$25,886
Interest and dividend income on securities:
Taxable	5,288	4,585
Tax-exempt	3,211	4,576
Dividends	49	47
Dividend income on restricted investment in bank stocks	496	443
Interest on interest-bearing deposits in other banks	38	36
Total interest income	38,527	35,573
INTEREST EXPENSE
Interest on deposits	6,650	5,193
Interest on short-term borrowings	2,655	2,277
Interest on long-term borrowings	938	1,150
Total interest expense	10,243	8,620
Net interest income	28,284	26,953
Provision for loan losses	450	200
Net interest income after provision for loan losses	27,834	26,753
NON-INTEREST INCOME
Trust department	971	943
Service charges and fees	2,224	2,059
Bank owned life insurance income	620	609
ATM fees and debit card income	1,650	1,567
Gains on sales of mortgage loans	277	188
Net securities gains (losses)	911	(65)
Other	276	261
Total non-interest income	6,929	5,562
NON-INTEREST EXPENSE
Salaries and employee benefits	12,457	11,770
Occupancy, net	1,819	1,741
Furniture and equipment	574	598
Computer expense	1,115	1,017
Professional services	932	1,051
Pennsylvania shares tax	766	780
FDIC insurance	137	311
ATM and debit card fees	892	806
Data processing fees	1,111	1,032
Foreclosed assets held for resale	295	148
Advertising	613	507
Other	2,711	2,884
Total non-interest expense	23,422	22,645
Income before income tax expense	11,341	9,670
Income tax expense	1,114	459
NET INCOME	$10,227	$9,211
PER SHARE DATA
Net income per share:
Basic	$1.77	$1.60
Diluted	1.77	1.60
Dividends per share	1.08	1.08

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2019	2018
Net Income	$10,227	$9,211

Other comprehensive income (loss):
Unrealized net holding gains (losses) on debt securities available-for-sale arising during the period, net of income taxes of $1,921 and $(1,097), respectively	7,228	(4,127)

Less reclassification adjustment for net gains included in net income, net of income taxes of $(112) and $(1), respectively (a) (b)	(426)	(6)

Total other comprehensive income (loss)	6,802	(4,133)

Total Comprehensive Income	$17,029	$5,078

(a) Gross amounts are included in net securities gains (losses) on the consolidated statements of income in non-interest income.

(b) Income tax amounts are included in income tax expense on the consolidated statements of income.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

					Accumulated Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2018	5,950,951	$11,902	$36,193	$72,507	$1,826	$(5,709)	$116,719
Net Income				9,211			9,211
Other comprehensive loss, net of taxes					(4,133)		(4,133)
Issuance of common stock under dividend reinvestment plan	45,371	91	1,062				1,153
Impact of adoption of accounting standards[1]				274	(274)		—
Dividends - $1.08 per share				(6,194)			(6,194)
Balance at December 31, 2018	5,996,322	11,993	37,255	75,798	(2,581)	(5,709)	116,756

Net Income				10,227			10,227
Other comprehensive income, net of taxes					6,802		6,802
Issuance of common stock under dividend reinvestment plan	52,184	104	1,110				1,214
Dividends - $1.08 per share				(6,247)			(6,247)
Balance at December 31, 2019	6,048,506	$12,097	$38,365	$79,778	$4,221	$(5,709)	$128,752

1Represents the impact of adopting Accounting Standard Updates (“ASU”) 2018-02 and ASU 2016-01 effective January 1, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2019	2018
Net income	$10,227	$9,211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	200
Depreciation and amortization	781	1,056
Net premium amortization on securities	2,624	3,343
Deferred income tax expense	100	566
Gains on sales of mortgage loans	(277)	(188)
Proceeds from sales of mortgage loans originated for resale	10,783	8,948
Originations of mortgage loans originated for resale	(12,447)	(8,926)
Net securities (gains) losses	(911)	65
Net losses on sales of foreclosed real estate held for resale, including write-downs	264	162
Decrease in accrued interest receivable	636	196
Earnings on investment in bank owned life insurance	(620)	(609)
Net losses (gains) on disposals of premises and equipment	4	(10)
Increase in other assets	(916)	(81)
Amortization of investment in low-income housing partnerships	353	530
(Decrease) increase in accrued interest payable	(179)	295
Increase (decrease) in other liabilities	1,667	(17)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,539	14,741
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of debt securities available-for-sale	106,623	44,122
Proceeds from maturities and redemptions of debt securities available-for-sale	26,772	22,058
Purchases of debt securities available-for-sale	(87,735)	(42,216)
Net decrease in time deposits with other banks	1,235	—
Net change in restricted investment in bank stocks	4,457	(4,623)
Net increase in loans	(39,504)	(48,203)
Purchase of premises and equipment	(557)	(446)
Purchase of investment in low-income housing partnerships	(85)	—
Proceeds from sales of foreclosed assets held for resale	780	263
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,986	(29,045)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	90,075	(106,593)
Net (decrease) increase in short-term borrowings	(119,782)	148,149
Proceeds from long-term borrowings	30,000	3,000
Repayment of long-term borrowings	(20,000)	(23,000)
Common stock issued	1,203	1,153
Dividends paid	(6,247)	(6,194)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,751)	16,515
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(226)	2,211
CASH AND CASH EQUIVALENTS, BEGINNING	10,950	8,739
CASH AND CASH EQUIVALENTS, ENDING	$10,724	$10,950
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$10,422	$8,325
Income taxes paid	1,149	672
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchased securities settling after year end	1,011	―
Loans transferred to foreclosed assets held for resale	―	517
Loans transferred from held for sale portfolio	―	(611)
Common stock subscription receivable	11	―
Right-of-use assets obtained in exchange for lease liabilities	1,586	―

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

Significant Concentrations of Credit Risk

The majority of the Corporation’s activities involve customers located primarily in Columbia, Luzerne, Montour, Monroe, Northampton, and Lehigh counties in Pennsylvania. The types of securities in which the Corporation invests are presented in Note 3 – Securities. Credit risk as it relates to investment activities is moderated through the monitoring of ratings and geographic concentrations residing in the portfolio and the observance of minimum rating levels in the investment policy. Note 4 – Loans and Allowance for Loan Losses summarizes the types of lending in which the Corporation engages. The inherent risks associated with lending activities are mitigated by adhering to conservative underwriting practices and policies, as well as portfolio diversification and thorough monitoring of the loan portfolio. It is management’s opinion that the investment and loan portfolios were well balanced at December 31, 2019, to the extent necessary to avoid any significant concentrations of credit risk.

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

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2019, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued. On February 25, 2020, the Board of Directors declared a dividend of $0.27 per share for the first quarter of 2020. The dividend is payable on March 31, 2020 to shareholders of record as of March 12, 2020.

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

Debt securities not classified as Held-to-Maturity are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as accumulated other comprehensive income (AOCI) in the consolidated balance sheets and consolidated statements of changes in stockholders’ equity. Management’s decision to sell Available-for-Sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

The cost of debt securities classified as Held-to-Maturity or Available-for-Sale is adjusted for amortization of premiums to the earliest call date and accretion of discounts to expected maturity. Such amortization and accretion, as well as interest and dividends, are included in interest and dividend income on investment securities. Realized gains and losses are included in net investment securities gains and losses. The cost of investment securities sold, redeemed or matured is based on the specific identification method.

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

Restricted Investment in Bank Stocks

The Bank owns restricted stock investments in the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Community Bankers Bank (“ACBB”). These investments do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these investments are carried at cost. At December 31, 2019, the Corporation held $4,189,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2018, the Corporation held $8,646,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

Management evaluates the restricted investment in bank stocks for impairment on an annual basis. Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the cost of these investments rather than by recognizing temporary declines in value. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted investment in bank stocks; (i) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (ii) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the correspondent bank; and (iv) the liquidity position of the correspondent bank. Based on the analysis of these factors, management determined that no impairment charge was necessary related to the restricted investment in bank stocks during 2019 or 2018.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $2,292,000 at December 31, 2019 and $365,000 at December 31, 2018.

As an addition to the commercial loans receivable portfolio, the Corporation may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the U.S. Small Business Administration (SBA), United States Department of Agriculture (USDA), and the Farm Service Agency (FSA). Government Guaranteed Loans (“GGLs”) carry no credit risk due to an unconditional and irrevocable guarantee on all principal and accrued interest, which is supported by the full faith and credit of the U.S. Government. As of December 31, 2019, the Corporation’s balance of GGLs amounted to $6,150,000, compared to December 31, 2018, when the Corporation did not hold any GGLs in its loans receivable portfolio.

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

Commercial and Industrial and Commercial Real Estate loans are charged off in whole or in part when they become sufficiently delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or part of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Bank estimates the impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. Should a Government Guaranteed Loan default, demand is made to the originating bank for repurchase of the loan. If the originating bank does not repurchase the loan, demand for repurchase is then made to the appropriate government agency which has provided the guarantee for the loan.

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

The general component covers all other loans not identified as impaired (aside from Government Guaranteed Loans, which do not require an allowance) and is based on historical losses and qualitative factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over a time period that management has determined represents the current credit cycle. Qualitative factors impacting each portfolio segment may include: delinquency trends, loan volume trends, Bank policy changes, management processes and oversight, economic trends (including change in consumer and business disposable incomes, unemployment and under-employment levels, and other conditions), concentrations by industry or product, internal and external loan review processes, collateral value and market conditions, and external factors including regulatory issues and competition.

Government Guaranteed Loans do not require an associated allowance for loan losses due to the underlying irrevocable and unconditional guarantee, which is supported by the full faith and credit of the U.S. Government. Should a GGL default, the loan will be repurchased by the originating bank or the appropriate government agency that has provided the guarantee for the loan.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of December 31, 2019 and 2018 the amount of the reserve for unfunded lending commitments was $125,000 and $117,000, respectively.

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

The restructuring of a loan is considered a “troubled debt restructuring” if both the following conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the Corporation has granted a concession. The most common concessions granted include one or more modifications to the terms of the debt, such as (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, and (d) a reduction in the contractual payment amount for either a short period or remaining term of the loan. A less common concession is the forgiveness of a portion of the principal.

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

Loans modified in a troubled debt restructuring are considered impaired and may or may not be placed on non-accrual status until the Corporation determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrates a period of performance according to the restructured terms of six months.

The Corporation utilizes a risk grading matrix as a tool for managing credit risk in the loan portfolio and assigns an asset quality rating (risk grade) to all Commercial and Industrial, Commercial Real Estate, Residential Real Estate and Consumer borrowings. An asset quality rating is assigned using the guidance provided in the Corporation’s loan policy. Primary responsibility for assigning the asset quality rating rests with the credit department. The asset quality rating is validated periodically by both an internal and external loan review process.

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

Assets in this category are currently protected but have potential weakness which may, if not checked or corrected, weaken the asset or inadequately protect the Corporation’s credit position at some future date. No loss of principal or interest is envisioned; however, they constitute an undue credit risk that may be minor but is unwarranted in light of the circumstances surrounding a specific asset. Risk is increasing beyond that at which the loan originally would have been granted. Historically, cash flows are inconsistent; financial trends show some deterioration. Liquidity and leverage are above industry averages. Financial information could be incomplete or inadequate. A Special Mention asset has potential weaknesses that deserve management’s close attention.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Risk Grade 8 − SUBSTANDARD (Non-Pass Category)

Generally, these assets are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have “well-defined” weaknesses that jeopardize the full liquidation of the debt.

These loans are characterized by the distinct possibility that the Corporation will sustain some loss if the aggregate amount of substandard assets is not fully covered by the liquidation of the collateral used as security. Substandard loans have a high probability of payment default and require more intensive supervision by Corporation management.

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

Mortgage Servicing Rights

The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation may retain the right to service these loans. The mortgage loans sold and serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $94,998,000 and $97,201,000 at December 31, 2019 and 2018, respectively. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of the sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The servicing asset is included in other assets in the consolidated balance sheets and amounted to $283,000 at December 31, 2019 and $316,000 at December 31, 2018. The amount of servicing income earned was $241,000 and $247,000 at December 31, 2019 and 2018, respectively. Amortization recognized in relation to mortgage servicing rights was $112,000 and $129,000 at December 31, 2019 and 2018, respectively. Both income and amortization are included in service charges and fees on the consolidated statements of income. Gains or losses on sales of mortgage loans are recognized based on the differences between the selling price and the carrying value of the related mortgage loans sold.

Bank Owned Life Insurance

The cash surrender value of bank owned life insurance is carried as an asset, and changes in cash surrender value are recorded as non-interest income.

The Corporation entered into agreements to provide post-retirement benefits to two retired employees in the form of life insurance payable to the employee’s beneficiaries upon their death through endorsement split dollar life insurance arrangements. The Corporation’s accrued liabilities for this benefit agreement as of December 31, 2019 and 2018 was $38,000 and $40,000, respectively. The related expense for this benefit agreement amounted to $(2,000) and $(1,000) for the years ended December 31, 2019 and 2018, respectively.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Investments in Low-Income Housing Partnerships

The Corporation is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the cost method. Under the cost method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment over the period that the tax credits are allocated to the Corporation. The amount of tax credits allocated to the Corporation were $405,000 in 2019 and 2018, and the amortization of the investments in the limited partnerships were $353,000 and $530,000 in 2019 and 2018, respectively. During 2015, the Corporation became a limited partner in a real estate venture with an initial investment of $590,000, additional capital contributions of $1,430,000 made in 2016 and 2017 and a final capital contribution of $85,000 made in 2019. The construction was completed and the property was occupied in 2017.

Goodwill

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has evaluated the goodwill included in its consolidated balance sheet at December 31, 2019, and has determined there was no impairment as of that date. In addition, the Corporation did not identify any impairment in 2018. No assurance can be given that future impairment tests will not result in a charge to earnings.

Foreclosed Assets Held for Resale

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell on the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed and if fair value less cost to sell declines subsequent to foreclosure, a valuation allowance is recorded through expense. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in non-interest expense on the consolidated statements of income.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At December 31, 2019 and 2018, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)

	Year Ended December 31,
	2019	2018
Net income	$10,227	$9,211
Weighted-average common shares outstanding	5,784	5,737
Basic and diluted earnings per share	$1.77	$1.60

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Trust Assets and Revenues

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Assets held in Trust were $111,160,000 and $105,917,000 at December 31, 2019 and 2018, respectively. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis.

Comprehensive Income (Loss)

The Corporation is required to present accumulated other comprehensive income (loss) in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income (loss) is comprised of net unrealized holding gains (losses) on the debt securities available-for-sale portfolio. The Corporation has elected to report these effects on the consolidated statements of comprehensive income.

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred.

Recent Accounting Standards Updates (“ASU”) – Adopted:

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the year ended December 31, 2019 that were not already adopted by the Corporation in previous periods.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Recently adopted ASUs:

On January 1, 2019, the Corporation adopted ASU 2016-02, Leases (Topic 842), and all subsequent amendments to the ASU, which required that lease assets and liabilities arising from operating leases be recognized on the balance sheet. As part of the adoption of ASU 2016-02, the Corporation elected to adopt a practical expedient for all underlying assets not to separate nonlease components from lease components and instead to account for each separate component as a single lease component. The Corporation also elected to adopt the transition relief provisions from ASU 2018-11, Leases (Topic 842) –Targeted Improvements, and recorded the impact of adoption as of January 1, 2019, without restating any prior-year amounts or disclosures. Adoption of ASU 2016-02 resulted in the recognition of right-of-use assets and lease liabilities for operating leases of $1,465,000 and $1,556,000, respectively, on its consolidated balance sheet as of January 1, 2019, with no adjustment to stockholders’ equity and no material impact to its consolidated statements of income. As of December 31, 2019, the Corporation has recorded right-of-use assets and lease liabilities for operating leases of $1,470,000 and $1,663,000, respectively, on its consolidated balance sheet.

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

Pending ASUs:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), to delay the effective date for smaller reporting companies to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. While the Corporation (a smaller reporting company) is currently evaluating the provisions of ASU 2016-13 to determine the potential impact of the new standard will have on the Corporation’s consolidated financial statements, it has taken steps to prepare for the implementation when it becomes effective, such as: forming an internal committee, gathering pertinent data, consulting with outside professionals, subscribing to a new software system, and running existing and new methodologies concurrently through the period of implementation.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement. The amendments in this Update removed required disclosures regarding as follows: 1. The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2. The policy for timing of transfers between levels, 3. The valuation processes for Level 3 fair value measurements, and 4. The Update modified the disclosure requirements on fair value measurements in Topic 820: a) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

and b) The range and weighted average significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. The Corporation is assessing the impact that this guidance will have on its consolidated financial statements and related disclosures.

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

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the consolidated balance sheets when they are funded.

Reclassifications

Certain amounts previously reported have been reclassified, when necessary, to conform with presentations used in the 2019 consolidated financial statements. Such reclassifications have no effect on the Corporation’s net income.

NOTE 2 — RESTRICTED CASH BALANCES

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those reserve balances for the reserve computation period which included December 31, 2019 and 2018, was $1,352,000 and $1,178,000, respectively, which was satisfied through the restriction of vault cash. In addition, the Bank maintains a clearing balance at the Federal Reserve Bank to offset daily cash management activities and specific charges for services. At December 31, 2019 and 2018, the amount of this balance was $463,000 and $1,118,000, respectively.

NOTE 3 — SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “available-for-sale” were as follows at December 31, 2019 and 2018:

(Dollars in thousands)

	Debt Securities Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019:	Cost	Gains	Losses	Value
U.S. Treasury securities	$2,852	$3	$ ―	$2,855
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	77,131	539	(387)	77,283
Other	10,381	4	(88)	10,297
Other mortgage backed securities	11,145	3	(10)	11,138
Obligations of state and political subdivisions	114,934	5,490	(48)	120,376
Asset backed securities	37,596	115	(175)	37,536
Corporate debt securities	18,546	182	(285)	18,443
Total	$272,585	$6,336	$(993)	$277,928

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in thousands)

	Debt Securities Available-for-Sale
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

Debt securities available-for-sale with an aggregate fair value of $201,468,000 at December 31, 2019 and $149,993,000 at December 31, 2018, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $143,546,000 at December 31, 2019 and $112,528,000 at December 31, 2018.

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)

	Available-for-Sale
	Amortized
	Cost	Fair Value
1 year or less	$3,853	$3,863
Over 1 year through 5 years	36,653	36,933
Over 5 years through 10 years	45,794	46,653
Over 10 years	98,009	102,058
Mortgage-backed securities	88,276	88,421
Total	$272,585	$277,928

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2019. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in debt securities available-for-sale during 2019 and 2018 were $106,623,000 and $44,122,000, respectively. Gross gains realized on these sales were $947,000 and $122,000, respectively. Gross losses on these sales were $409,000 and $115,000, respectively. There were no impairment losses realized on debt securities available-for-sale during 2019 or 2018.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2019 and 2018, the Corporation had $1,933,000 and $1,560,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (AOCI), net of tax. At December 31, 2017, net unrealized gains, net of tax, of $634,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2019 and 2018:

(Dollars in thousands)

	December 31,	December 31,
	2019	2018
Net gains and (losses) recognized during the period on equity securities	$373	$(72)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	―
Net gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$373	$(72)

The Corporation and its investment advisors monitor the entire portfolio at least quarterly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at December 31, 2019 and 2018.

The summary below shows the gross unrealized losses and fair value of the Corporation’s debt securities, aggregated by investment category, of which individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2019 and 2018:

December 31, 2019
(Dollars in thousands)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$ ―	$ ―	$—	$—	$ ―	$ ―
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	39,085	(221)	12,650	(166)	51,735	(387)
Other	4,382	(24)	4,594	(64)	8,976	(88)
Other mortgage backed debt securities	4,056	(10)	―	―	4,056	(10)
Obligations of state and political subdivisions	1,993	(15)	1,081	(33)	3,074	(48)
Asset backed securities	19,236	(175)	—	—	19,236	(175)
Corporate debt securities	3,484	(16)	7,231	(269)	10,715	(285)
Total	$72,236	$(461)	$25,556	$(532)	$97,792	$(993)

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 23 debt securities with a less than one year unrealized loss position, or any of their 15 debt securities with a one year or greater unrealized loss position, as of December 31, 2019, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Corporation expects to collect all principal and interest payments defined under the original terms as all contracted payments on securities in the portfolio are current as of December 31, 2020.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the classes of the loan portfolio summarized by risk rating as of December 31, 2019 and 2018:

(Dollars in thousands)

		Commercial and Industrial		Commercial Real Estate
		2019	2018	2019	2018
	Grade:
	1-6 Pass	$84,999	$90,835	$382,510	$329,126
	7 Special Mention	2	6	944	5,249
	8 Substandard	1,068	1,219	11,590	13,403
	9 Doubtful	—	—	―	—
Add (deduct):	Unearned discount and	—	—	―	—
	Net deferred loan fees and costs	643	160	757	698
	Total loans	$86,712	$92,220	$395,801	$348,476

		Residential Real Estate Including Home Equity		Consumer
		2019	2018	2019	2018
	Grade:
	1-6 Pass	$158,301	$158,755	$5,662	$5,854
	7 Special Mention	117	121	83	1
	8 Substandard	1,048	941	35	9
	9 Doubtful	—	—	―	—
Add (deduct):	Unearned discount and	—	—	—	—
	Net deferred loan fees and costs	(116)	(76)	89	91
	Total loans	$159,350	$159,741	$5,869	$5,955

		Total Loans
		2019	2018
	Grade:
	1-6 Pass	$631,472	$584,570
	7 Special Mention	1,146	5,377
	8 Substandard	13,741	15,572
	9 Doubtful	—	—
Add (deduct):	Unearned discount and	—	—
	Net deferred loan fees and costs	1,373	873
	Total loans	$647,732	$606,392

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $17,848,000 and $2,007,000 at December 31, 2019 and $24,161,000 and $2,164,000 at December 31, 2018. Commercial and Industrial loans also included $6,150,000 of Government Guaranteed Loans as of December 31, 2019. The Corporation did not hold any GGLs in its loan receivable portfolio as of December 31, 2018. Loans held for sale amounted to $2,292,000 at December 31, 2019 and $365,000 at December 31, 2018.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The activity in the allowance for loan losses, by loan class, is summarized below for the years indicated.

(Dollars in thousands)

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
2019
Allowance for Loan Losses:
Beginning balance	$724	$3,700	$1,650	$117	$554	$6,745
Charge-offs	―	(64)	(69)	(71)	—	(204)
Recoveries	6	―	2	6	—	14
Provision	(96)	480	82	62	(78)	450
Ending Balance	$634	$4,116	$1,665	$114	$476	$7,005
Ending balance: individually evaluated for impairment	$—	$1	$—	$—	$—	$1
Ending balance: collectively evaluated for impairment	$634	$4,115	$1,665	$114	$476	$7,004

Loans Receivable:
Ending Balance	$86,712	$395,801	$159,350	$5,869	$—	$647,732
Ending balance: individually evaluated for impairment	$1,084	$11,158	$712	$—	$—	$12,954
Ending balance: collectively evaluated for impairment	$85,628	$384,643	$158,638	$5,869	$—	$634,778

(Dollars in thousands)

	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
2018
Allowance for Loan Losses:
Beginning balance	$949	$4,067	$1,656	$111	$704	$7,487
Charge-offs	(18)	(783)	(181)	(57)	—	(1,039)
Recoveries	31	60	—	6	—	97
Provision	(238)	356	175	57	(150)	200
Ending Balance	$724	$3,700	$1,650	$117	$554	$6,745
Ending balance: individually evaluated for impairment	$—	$1	$—	$—	$—	$1
Ending balance: collectively evaluated for impairment	$724	$3,699	$1,650	$117	$554	$6,744

Loans Receivable:
Ending Balance	$92,220	$348,476	$159,741	$5,955	$—	$606,392
Ending balance: individually evaluated for impairment	$1,126	$15,890	$577	$—	$—	$17,593
Ending balance: collectively evaluated for impairment	$91,094	$332,586	$159,164	$5,955	$—	$588,799

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Of the $119,000 in foreclosed assets held for resale at December 31, 2019, $38,000 was represented by land, and $81,000 was represented by commercial real estate. All foreclosed assets were held as the result of obtaining physical possession. Of the $1,163,000 in foreclosed assets held for resale at December 31, 2018, $268,000 was represented by residential real estate, $39,000 was represented by land, and $856,000 was represented by commercial real estate. Consumer mortgage loans secured by residential real estate for which the Corporation has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $617,000 at December 31, 2019 and $718,000 at December 31, 2018. These balances were not included in foreclosed assets held for resale at December 31, 2019 and 2018.

From time to time, the Corporation may agree to modify the contractual terms of a borrower’s loan. In cases where the modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).

The outstanding recorded investment of loans categorized as TDRs as of December 31, 2019 and December 31, 2018 was $8,678,000 and $13,777,000, respectively. The decrease in TDRs at December 31, 2019 is mainly attributable to one large loan to a real estate developer specializing in commercial office space that carried a value of $4,296,000 and was modified as a TDR during the fourth quarter of 2018; the loan was subsequently paid off during the year ended December 31, 2019. There were no unfunded commitments on TDRs at December 31, 2019 and 2018.

During the year ended December 31, 2019, no loans were modified as TDRs, compared to the year ended December 31, 2018 when eleven loans with a combined post modification balance of $5,627,000 were modified as TDRs. The loan modifications for the year ended December 31, 2018 consisted of one interest rate modification, three term modifications beyond the original stated term and seven payment modifications.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)

	December 31,	December 31,
	2019	2018
Non-accrual TDRs	$112	$80
Accruing TDRs	8,566	13,697
Total	$8,678	$13,777

At December 31, 2019, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $464,000 were not in compliance with the terms of their restructure, compared to December 31, 2018 when eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $499,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $6,000 were not in compliance with the terms of their restructure.

No loans were modified as TDRs within the twelve months preceding December 31, 2019, as compared to the year ended December 31, 2018 when four Commercial Real Estate loans totaling $163,000 that were modified as TDRs within the twelve months preceding December 31, 2018 had experienced payment defaults.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents information regarding the loan modifications categorized as TDRs during the year ended December 31, 2018. No loans were modified as TDRs during the year ended December 31, 2019.

(Dollars in thousands)

	Year Ended December 31, 2018
		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded	Year-End Recorded
	of Contracts	Investment	Investment	Investment
Commercial and Industrial	3	$751	$751	$771
Commercial Real Estate	7	4,833	4,850	4,688
Residential Real Estate	1	26	26	25
Total	11	$5,610	$5,627	$5,484

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the year ended December 31, 2018 with the total number of each type of modification performed. No loans were modified as TDRs during the year ended December 31, 2019.

	Year Ended December 31, 2018
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	―	―	3	3
Commercial Real Estate	1	2	4	7
Residential Real Estate	―	1	―	1
Total	1	3	7	11

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below at December 31, 2019 and 2018.

(Dollars in thousands)

	December 31, 2019				December 31, 2018
		Unpaid				Unpaid
	Recorded	Principal	Related		Recorded	Principal	Related
	Investment	Balance	Allowance		Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,084	$1,084	$	―	$1,126	$1,126	$—
Commercial Real Estate	11,130	14,147		―	15,807	20,107	—
Residential Real Estate	712	822		―	577	619	—

With an allowance recorded:
Commercial and Industrial	―	―		―	—	—	—
Commercial Real Estate	28	28		1	83	83	1
Residential Real Estate	―	―		―	—	—	—
Total	$12,954	$16,081		$1	$17,593	$21,935	$1
Total consists of:
Commercial and Industrial	$1,084	$1,084	$	―	$1,126	$1,126	$—
Commercial Real Estate	$11,158	$14,175		$1	$15,890	$20,190	$1
Residential Real Estate	$712	$822	$	―	$577	$619	$—

At December 31, 2019 and 2018, $8,678,000 and $13,777,000 of loans classified as TDRs were included in impaired loans both with a total allocated allowance of $1,000, respectively. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the years ended December 31, 2019 and 2018.

(Dollars in thousands)

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,106	$53	$1,157	$53
Commercial Real Estate	12,426	435	11,575	623
Residential Real Estate	614	7	794	11

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	69	3	662	3
Residential Real Estate	13	―	138	—
Total	$14,228	$498	$14,326	$690

Total consists of:
Commercial and Industrial	$1,106	$53	$1,157	$53
Commercial Real Estate	$12,495	$438	$12,237	$626
Residential Real Estate	$627	$7	$932	$11

Of the $498,000 and $690,000 in interest income recognized on impaired loans for the years ended December 31, 2019 and 2018, respectively, $5,000 and $9,000 in interest income was recognized with respect to non-accrual loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of December 31, 2019 and 2018 were as follows:

(Dollars in thousands)

	December 31, 2019	December 31, 2018
Commercial Real Estate	$3,697	$3,402
Residential Real Estate	691	494
Total non-accrual loans	4,388	3,896
Foreclosed assets held for resale	119	1,163
Loans past-due 90 days or more and still accruing interest	100	341
Total non-performing assets	$4,607	$5,400

If interest on non-accrual loans had been accrued at original contract rates, interest income would have increased by $996,000 in 2019 and $784,000 in 2018.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The following tables present the classes of the loan portfolio summarized by the past-due status at December 31, 2019 and 2018:

(Dollars in thousands)

	30-59 Days Past Due		60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	90 Days Or Greater Past Due and Still Accruing Interest
December 31, 2019:
Commercial and Industrial	$	―	$26	$—	$26	$86,686	$86,712	$—
Commercial Real Estate		880	957	3,502	5,339	390,462	395,801	―
Residential Real Estate		1,118	506	613	2,237	157,113	159,350	100
Consumer		24	5	—	29	5,840	5,869	—
Total		$2,022	$1,494	$4,115	$7,631	$640,101	$647,732	$100

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	90 Days Or Greater Past Due and Still Accruing Interest
December 31, 2018:
Commercial and Industrial	$16	$24	$6	$46	$92,174	$92,220	$6
Commercial Real Estate	2,183	523	3,583	6,289	342,187	348,476	252
Residential Real Estate	1,890	421	457	2,768	156,973	159,741	83
Consumer	12	—	—	12	5,943	5,955	—
Total	$4,101	$968	$4,046	$9,115	$597,277	$606,392	$341

At December 31, 2019 and 2018, commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit in the amount of $1,249,000 that was associated with a loan to a developer of a residential sub-division.

NOTE 5 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2019 and 2018 is as follows:

(Dollars in thousands)

	Estimated Useful
	Life (in years)	2019	2018
Land	N/A	$3,744	$3,744
Buildings	5-40	20,746	20,639
Leasehold improvements	1-20	184	174
Equipment	3-25	8,242	8,283
		32,916	32,840
Less: Accumulated depreciation		13,529	12,894
Total		$19,387	$19,946

Depreciation amounted to $1,112,000 for 2019 and $1,141,000 for 2018.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 6 — DEPOSITS

Major classifications of deposits at December 31, 2019 and 2018 consisted of:

(Dollars in thousands)

	2019	2018
Non-interest bearing demand	$134,648	$126,361
Interest bearing demand	218,847	180,328
Savings	173,069	167,572
Time certificates of deposits less than $250,000	210,916	172,550
Time certificates of deposits $250,000 or greater	23,006	23,597
Other time	1,142	1,145
Total deposits	$761,628	$671,553

The following is a schedule reflecting classification and remaining maturities of time deposits at December 31, 2019:

(Dollars in thousands)

Year Ending
2020	$114,598
2021	34,566
2022	40,420
2023	23,451
2024	21,900
Thereafter	129
$235,064

NOTE 7 — SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and Federal Home Loan Bank (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted-average interest rates at and for the years ended December 31, 2019 and 2018 are as follows:

(Dollars in thousands)

	2019		2018
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	2.01%	$—	2.19%
Securities sold under agreements to repurchase	14,042	1.03%	12,957	0.56%
Federal Discount Window	—	2.92%	—	2.19%
Federal Home Loan Bank	40,621	2.59%	161,488	2.28%
	$54,663	2.37%	$174,445	2.04%

At December 31, 2019, the maximum borrowing capacity of federal funds purchased and the Federal Discount Window was $15,000,000 and $4,805,000, respectively. Please refer to Note 8 ― Long-Term Borrowings for the Corporation’s maximum borrowing capacity at FHLB.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2019 and 2018.

(Dollars in thousands)

		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
December 31, 2019
Repurchase agreements (a)	$14,042	$ ―	$14,042	$(14,042)	$ ―	$	―

December 31, 2018
Repurchase agreements (a)	$12,957	$ ―	$12,957	$(12,957)	$ ―	$	―

(a) As of December 31, 2019 and 2018, the fair value of securities pledged in connection with repurchase agreements was $22,413,000 and $16,970,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of December 31, 2019.

(Dollars in thousands)

	Remaining Contractual Maturity of the Agreements
	Overnight					Greater
	and	Up to		30 -90		than
	Continuous	30 days		Days		90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$14,042	$	―	$	―	$ ―	$14,042
Total	$14,042	$	―	$	―	$ ―	$14,042

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 8 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The qualifying assets are real estate mortgages and certain investment securities.

A schedule of long-term borrowings by maturity as of December 31, 2019 and 2018 follows:

(Dollars in thousands)

	2019		2018
Due 2019, 1.79% to 2.11%	$	―	$20,000
Due 2020, 1.62% to 1.95%		10,000	10,000
Due 2021, 1.42% to 1.58%		10,000	10,000
Due 2022, 2.34%		10,000	―
Due 2023, 2.96%		3,000	3,000
Due 2024, 1.68%		20,000	―
Due 2028, 5.14%		2,000	2,000
		$55,000	$45,000

The Corporation’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, FHLB may declare all indebtedness of the Corporation immediately due. In addition, FHLB shall not be required to fund advances under any outstanding commitments. At December 31, 2019, the Corporation’s maximum borrowing capacity at FHLB, which takes into account FHLB long-term notes and FHLB short-term borrowings, was $353,426,000.

NOTE 9 — INCOME TAXES

The current and deferred components of the income tax expense consisted of the following:

(Dollars in thousands)

	2019	2018
Federal
Current	$1,014	$(107)
Deferred	100	566
Income tax expense	$1,114	$459

The following is a reconciliation between the income tax expense and the amount of income taxes which would have been provided at the statutory rate of 21%:

(Dollars in thousands)

	2019		2018
	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$2,384	21.0%	$2,031	21.0%
Tax-exempt income	(727)	(6.4)	(1,043)	(10.8)
Low-income housing credits	(405)	(3.6)	(405)	(4.2)
Bank owned life insurance income	(130)	(1.1)	(128)	(1.3)
Other	(8)	(0.1)	4	—
Income tax expense and rate	$1,114	9.8%	$459	4.7%

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

The components of the net deferred tax (liability) asset at December 31, 2019 and 2018 are as follows:

(Dollars in thousands)

	2019	2018
Deferred Tax Assets:
Allowance for loan losses	$1,471	$1,417
Provision for unfunded commitments	26	25
Deferred compensation	230	241
Contributions	1	1
Accrued rent expense	―	22
Operating lease liabilities	349	―
Loan purchase accounting	14	31
Limited partnership investments	242	66
Alternative minimum tax credits	―	7
Net unrealized losses on debt securities available-for-sale	―	686
Impairment loss on securities	4	4
Writedowns on OREO properties	3	34
Capital and net operating loss carry forwards	70	70
Valuation allowance related to state net operating losses	(70)	(70)
Total	2,340	2,534
Deferred Tax Liabilities:
Net unrealized gains on debt securities available-for-sale	1,122	—
Loan fees and costs	288	183
Net unrealized gains on marketable equity securities	345	237
Operating lease right-of-use assets	322	―
Accumulated depreciation	363	311
Accretion	32	35
Mortgage servicing rights	49	42
Intangibles	257	257
Total	2,778	1,065
Net Deferred Tax (Liability) Asset	$(438)	$1,469

A valuation allowance for deferred tax assets was recorded in the amount of $70,000 at December 31, 2019 and 2018. The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2019 and 2018, the Corporation had state net operating loss carryforwards, net of a valuation allowance, of $0, which are available to offset future state taxable income, and expire at various dates through 2039.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2019.

The Corporation did not have any uncertain tax positions at December 31, 2019 and 2018.

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2016.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 10 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Effective January 1, 2014, the plan became a Safe Harbor Plan.  Under the savings feature, the Corporation makes safe harbor matching contributions of 100% of the first 3% of compensation an employee contributes to the Plan and 50% of the next 2% of compensation an employee contributes to the Plan. The safe harbor matching contributions amounted to $309,000 and $296,000 in 2019 and 2018, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $329,000 and $304,000 in 2019 and 2018, respectively.

The Corporation also has non-qualified deferred compensation agreements with one of its current officers and five retired officers. These agreements are essentially unsecured promises by the Corporation to make monthly payments to the officers over fifteen or twenty year periods. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Corporation recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Corporation’s accrued liability for these deferred compensation agreements, reported in other liabilities on the consolidated balance sheets, as of December 31, 2019 and 2018, was $1,056,000 and $1,109,000, respectively. The related expense for these agreements, reported in salaries and employee benefits on the consolidated statements of income, amounted to $73,000 and $(229,000) in 2019 and 2018, respectively. In 2018, there was a $(305,000) plan expense reversal associated with the resignation of a previously covered officer.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Corporation’s banking subsidiary currently leases three branch banking facilities and one parcel of land under operating leases. At December 31, 2019, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,470,000 and $1,663,000, respectively. Further options to extend or terminate the lease are not applicable for any of the four leases. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Bank recognized total operating lease costs for the year ended December 31, 2019 of $257,000. Cash payments totaled $156,000. Rent expense for the year ended December 31, 2018 was $170,000.

The following table displays the weighted-average term and discount rates for operating leases outstanding as of December 31, 2019.

Operating
Weighted-average term (years)	25.63
Weighted-average discount rate	3.85%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)

December 31,
2019
Minimum Lease Payments due:
Within one year	$148
After one but within two years	106
After two but within three years	86
After three but within four years	68
After four but within five years	68
After five years	2,326
Total undiscounted cash flows	2,802
Discount on cash flows	(1,139)
Total lease liability	$1,663

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

NOTE 12 — RELATED PARTY TRANSACTIONS

Certain directors, executive officers and immediate family members of First Keystone Corporation and its subsidiary, and companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Corporation at December 31, 2019 and 2018. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans consists of the following:

(Dollars in thousands)

	2019	2018
Balance at January 1	$19,948	$10,997
Additions	4,139	13,642
Deductions	(7,847)	(4,691)
Balance at December 31	$16,240	$19,948

The summary of activity on the related party loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2019 and 2018, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $5,810,000 and $4,958,000 respectively, on the above loans.

Deposits from certain officers, directors and immediate family members and/or their related companies held by the Bank amounted to $21,140,000 and $18,696,000 at December 31, 2019 and 2018, respectively.

NOTE 13 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2019, $9,506,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2019 and 2018, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2019 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum total risk-based, tier I risk-based, common equity tier 1 risk-based and tier I leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Dollars in thousands)

					Minimum		To Be Well
					Capital		Capitalized
			For Capital		Adequacy		Under Prompt
			Adequacy		with Capital		Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)	$100,193	14.53%	$55,168	8.00%	$72,409	10.50%	$68,961	10.00%
Tier I Capital (to Risk-Weighted Assets)	$93,063	13.50%	$41,376	6.00%	$58,617	8.50%	$55,168	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$93,063	13.50%	$31,032	4.50%	$48,272	7.00%	$44,824	6.50%
Tier I Capital (to Average Assets)	$93,063	9.42%	$39,531	4.00%	$39,531	4.00%	$49,414	5.00%

(Dollars in thousands)

					Minimum		To Be Well
					Capital		Capitalized
			For Capital		Adequacy		Under Prompt
			Adequacy		with Capital		Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk-Weighted Assets)	$96,065	13.87%	$55,395	8.00%	$68,378	9.88%	$69,243	10.00%
Tier I Capital (to Risk-Weighted Assets)	$89,203	12.88%	$41,546	6.00%	$54,529	7.88%	$55,395	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$89,203	12.88%	$31,160	4.50%	$44,143	6.38%	$45,008	6.50%
Tier I Capital (to Average Assets)	$89,203	9.01%	$39,616	4.00%	$39,616	4.00%	$49,521	5.00%

The capital conservation buffer phase-in began January 1, 2016. The capital conservation buffer increased from 1.875% in 2018 to 2.50% in 2019.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2019 and 2018 were as follows:

(Dollars in thousands)

	2019	2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$122,082	$107,126
Financial standby letters of credit	$335	$331
Performance standby letters of credit	$3,230	$3,107

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At December 31, 2019, the Corporation had $555,151,000 in loans secured by real estate, which represented 85.7% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of December 31, 2019 and 2018, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were 52,184 in 2019 and 45,371 in 2018. Remaining shares authorized in the plan were 524,864 as of December 31, 2019.

Shares of First Keystone common stock are purchased for the plan either in the open market by an independent broker on behalf of the plan, directly from First Keystone as original issue shares, or through negotiated transactions. A combination of the previous methods could also occur.

NOTE 16 — FAIR VALUE MEASUREMENTS

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Financial Assets Measured at Fair Value on a Recurring Basis

At December 31, 2019 and 2018, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

December 31, 2019	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$2,855	$—	$2,855
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	77,283	—	77,283
Other	—	10,297	—	10,297
Other mortgage backed debt securities	—	11,138	—	11,138
Obligations of state and political subdivisions	—	120,376	—	120,376
Asset backed securities	—	37,536	—	37,536
Corporate debt securities	—	18,443	—	18,443
Total debt securities available-for-sale	—	277,928	—	277,928
Marketable equity securities	1,933	—	—	1,933
Total recurring fair value measurements	$1,933	$277,928	$—	$279,861

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Dollars in thousands)

December 31, 2018	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$5,295	$—	$5,295
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	64,876	—	64,876
Other	—	18,243	—	18,243
Other mortgage backed debt securities	—	4,749	—	4,749
Obligations of state and political subdivisions	—	182,278	—	182,278
Asset backed securities	—	14,370	—	14,370
Corporate debt securities	—	26,243	—	26,243
Total debt securities available-for-sale	—	316,054	—	316,054
Marketable equity securities	1,560	—	—	1,560
Total recurring fair value measurements	$1,560	$316,054	$—	$317,614

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2019 and 2018.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2019 and 2018, impaired loans measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2019
Impaired loans:
Commercial Real Estate	$—	$—	$6,218	$6,218
Residential Real Estate	—	—	221	221
Total impaired loans	$—	$—	$6,439	$6,439

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2018
Impaired loans:
Commercial Real Estate	$—	$—	$6,400	$6,400
Residential Real Estate	—	—	81	81
Total impaired loans	$—	$—	$6,481	$6,481

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2019 and 2018, foreclosed assets held for resale measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2019
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$81	$81
Total foreclosed assets held for resale	$—	$—	$81	$81

(Dollars in thousands)

	Level 1	Level 2	Level 3	Total
Assets at December 31, 2018
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$856	$856
Total foreclosed assets held for resale	$—	$—	$856	$856

The Corporation’s foreclosed asset valuation procedure requires an appraisal, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases in which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2019 and 2018.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
	Estimate	Valuation Technique	Unobservable Input	Range	Average
December 31, 2019
Impaired loans	$3,419	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (77%)	(17%	)
Impaired loans	$3,020	Discounted cash flow	Discount rate	(7%) – (8%)	(7%	)
Foreclosed assets held for resale	$81	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(35%) –(35%)	(35%	)

December 31, 2018
Impaired loans	$3,346	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(15%) – (82%)	(18%	)
Impaired loans	$3,135	Discounted cash flow	Discount rate	(6%) – (7%)	(7%	)
Foreclosed assets held for resale	$856	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(16%) – (35%)	(18%	)

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments that are not recorded at fair value are as follows:

(Dollars in thousands)

	Carrying	Fair Value Measurements at December 31, 2019
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$10,251	$10,251	$—	$—	$10,251
Interest-bearing deposits in other banks	473	—	473	—	473
Time deposits with other banks	247	—	250	—	250
Restricted investment in bank stocks	4,224	—	4,224	—	4,224
Net loans	640,727	—	—	655,301	655,301
Mortgage servicing rights	283	—	—	283	283
Accrued interest receivable	3,405	—	3,405	—	3,405

FINANCIAL LIABILITIES:
Demand, savings and other deposits	526,564	—	526,564	—	526,564
Time deposits	235,064	—	235,134	—	235,134
Short-term borrowings	54,663	—	54,655	—	54,655
Long-term borrowings	55,000	—	55,809	—	55,809
Accrued interest payable	606	—	606	—	606

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)

	Carrying	Fair Value Measurements at December 31, 2018
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,822	$9,822	$—	$—	$9,822
Interest-bearing deposits in other banks	1,128	—	1,128	—	1,128
Time deposits with other banks	1,482	—	1,469	—	1,469
Restricted investment in bank stocks	8,681	—	8,681	—	8,681
Net loans	599,647	—	—	597,525	597,525
Mortgage servicing rights	316	—	—	316	316
Accrued interest receivable	4,041	—	4,041	—	4,041

FINANCIAL LIABILITIES:
Demand, savings and other deposits	474,261	—	474,261	—	474,261
Time deposits	197,292	—	195,136	—	195,136
Short-term borrowings	174,445	—	174,491	—	174,491
Long-term borrowings	45,000	—	45,077	—	45,077
Accrued interest payable	785	—	785	—	785

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 17 — REVENUE RECOGNITION

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Corporation and, therefore, are not included in our Consolidated Financial Statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of December 31, 2019 and December 31, 2018, the fair value of trust assets under management was $111,160,000 and $105,917,000, respectively. The costs of acquiring asset management customers are incremental and recognized within the non-interest expense of the consolidated statements of income.

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

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 18 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS
(Dollars in thousands)	December 31,
	2019	2018
ASSETS
Cash	$10,993	$9,988
Investment in banking subsidiary	116,417	105,755
Marketable equity securities	1,933	1,560
Prepaid expenses and other assets	137	232
TOTAL ASSETS	$129,480	$117,535

LIABILITIES
Advances from banking subsidiary	$381	$536
Accrued expenses and other liabilities	347	243
TOTAL LIABILITIES	728	779

STOCKHOLDERS’ EQUITY
Common stock	12,097	11,993
Surplus	38,365	37,255
Retained earnings	79,778	75,798
Accumulated other comprehensive income (loss)	4,221	(2,581)
Treasury stock, at cost	(5,709)	(5,709)
TOTAL STOCKHOLDERS’ EQUITY	128,752	116,756

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,480	$117,535

STATEMENTS OF INCOME
(Dollars in thousands)	Years Ended December 31,
	2019	2018
INCOME
Dividends from subsidiary bank	$6,102	$6,102
Net securities gains (losses)	373	(72)
Other income	81	76
TOTAL INCOME	6,556	6,106

OPERATING EXPENSES	125	176
	6,431	5,930
INCOME TAX EXPENSE (BENEFIT)	63	(41)
	6,368	5,971
EQUITY IN UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY	3,859	3,240

NET INCOME	$10,227	$9,211

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
	Years Ended December 31,
	2019	2018
Net Income	$10,227	$9,211

Other comprehensive income (loss):
Equity in other comprehensive income (loss) of banking subsidiary	6,802	(4,133)

Total other comprehensive income (loss)	6,802	(4,133)
Total Comprehensive Income	$17,029	$5,078

STATEMENTS OF CASH FLOWS
(Dollars in thousands)	Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,227	$9,211
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on securities	(373)	72
Deferred income tax expense	104	5
Equity in undistributed earnings of banking subsidiary	(3,859)	(3,240)
Decrease (increase) in prepaid/accrued expenses and other assets/liabilities	105	(214)
(Decrease) increase in advances from banking subsidiary	(155)	211
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,049	6,045

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,203	1,153
Dividends paid	(6,247)	(6,194)
NET CASH USED IN FINANCING ACTIVITIES	(5,044)	(5,041)

INCREASE IN CASH AND CASH EQUIVALENTS	1,005	1,004
CASH AND CASH EQUIVALENTS, BEGINNING	9,988	8,984
CASH AND CASH EQUIVALENTS, ENDING	$10,993	$9,988

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2019.

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

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2019, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019. This report can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The information under the captions “Executive Compensation” and “Oversight of Executive Compensation and Director Nominations” are incorporated here by reference from First Keystone Corporation’s definitive proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Share Ownership” is incorporated here by reference from First Keystone Corporation’s definitive proxy statement.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	—	$—	—

Equity compensation plans not approved by shareholders	—	—	—

Total	—	$—	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

FIRST KEYSTONE CORPORATION

/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 13, 2020
John E. Arndt, Vice Chairman/Director	Date

/s/ D. Matthew Bower	March 13, 2020
D. Matthew Bower, Director	Date

/s/ Robert A. Bull	March 13, 2020
Robert A. Bull, Chairman/Director	Date

/s/ Robert E. Bull	March 13, 2020
Robert E. Bull, Director	Date

/s/ Michael L. Jezewski	March 13, 2020
Michael L. Jezewski, Director	Date

/s/ Nancy J. Marr	March 13, 2020
Nancy J. Marr, Director	Date

/s/ William E. Rinehart	March 13, 2020
William E. Rinehart, Director	Date

/s/ Diane C.A. Rosler	March 13, 2020
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 13, 2020
David R. Saracino, Secretary/Director	Date

/s/ Elaine A. Woodland	March 13, 2020
Elaine A. Woodland, President/ Chief Executive Officer/Director	Date