Form 10-Q
period 2020-03-31
FIRST KEYSTONE CORP
filed 2020-05-08
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Common Stock, $2 Par Value, 5,832,107 shares as of May 7, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$7,785	$10,251
Interest-bearing deposits in other banks	1,013	473
Total cash and cash equivalents	8,798	10,724
Time deposits with other banks	247	247
Debt securities available-for-sale, at fair value	283,663	277,928
Marketable equity securities, at fair value	1,394	1,933
Restricted investment in bank stocks, at cost	6,740	4,224
Loans	659,274	645,440
Loans held for sale	2,342	2,292
Allowance for loan losses	(7,179)	(7,005)
Net loans	654,437	640,727
Premises and equipment, net	19,244	19,387
Operating lease right-of-use assets	1,312	1,470
Accrued interest receivable	3,622	3,405
Cash surrender value of bank owned life insurance	23,737	23,583
Investments in low-income housing partnerships	1,737	1,828
Goodwill	19,133	19,133
Foreclosed assets held for resale	169	119
Other assets	2,974	2,518
TOTAL ASSETS	$1,027,207	$1,007,226
LIABILITIES
Deposits:
Non-interest bearing	$153,029	$134,648
Interest bearing	581,768	626,980
Total deposits	734,797	761,628
Short-term borrowings	106,379	54,663
Long-term borrowings	50,000	55,000
Operating lease liabilities	1,577	1,663
Accrued interest payable	550	606
Deferred income taxes	351	438
Other liabilities	3,403	4,476
TOTAL LIABILITIES	897,057	878,474
STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of March 31, 2020 and December 31, 2019; issued 0 as of March 31, 2020 and December 31, 2019	―	―
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of March 31, 2020 and December 31, 2019; issued 6,063,719 as of March 31, 2020 and 6,048,506 as of December 31, 2019; outstanding 5,832,107 as of March 31, 2020 and 5,816,894 as of December 31, 2019	12,127	12,097
Surplus	38,645	38,365
Retained earnings	80,261	79,778
Accumulated other comprehensive income	4,826	4,221
Treasury stock, at cost, 231,612 shares as of March 31, 2020 and December 31, 2019	(5,709)	(5,709)
TOTAL STOCKHOLDERS’ EQUITY	130,150	128,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,027,207	$1,007,226

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(Dollars in thousands, except per share data)

	2020	2019
Interest and fees on loans	$7,758	$7,074
Interest and dividend income on securities:
Taxable	1,276	1,218
Tax-exempt	630	1,018
Dividends	12	11
Dividend income on restricted investment in bank stocks	90	184
Interest on interest-bearing deposits in other banks	2	9
Total interest income	9,768	9,514

INTEREST EXPENSE
Interest on deposits	1,884	1,378
Interest on short-term borrowings	242	1,115
Interest on long-term borrowings	266	200
Total interest expense	2,392	2,693
Net interest income	7,376	6,821
Provision for loan losses	194	92
Net interest income after provision for loan losses	7,182	6,729

NON-INTEREST INCOME
Trust department	221	261
Service charges and fees	499	514
Bank owned life insurance income	154	155
ATM fees and debit card income	399	377
Gains on sales of mortgage loans	93	40
Net securities (losses) gains	(467)	103
Other	84	57
Total non-interest income	983	1,507

NON-INTEREST EXPENSE
Salaries and employee benefits	3,219	3,132
Occupancy, net	518	464
Furniture and equipment	134	140
Computer expense	260	280
Professional services	242	270
Pennsylvania shares tax	224	192
FDIC insurance	—	65
ATM and debit card fees	209	211
Data processing fees	294	267
Foreclosed assets held for resale expense	9	38
Advertising	91	153
Other	715	643
Total non-interest expense	5,915	5,855
Income before income tax expense	2,250	2,381
Income tax expense	197	138
NET INCOME	$2,053	$2,243

PER SHARE DATA
Net income per share:
Basic	$0.35	$0.39
Diluted	0.35	0.39
Dividends per share	0.27	0.27

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(Dollars in thousands)

	March 31,
	2020	2019
Net Income	$2,053	$2,243

Other comprehensive income:
Unrealized net holding gains on debt securities available-for-sale arising during the period, net of income taxes of $176 and $986, respectively	661	3,709

Less reclassification adjustment for net realized gains included in net income, net of income taxes of $(15) and $(18), respectively (a) (b)	(56)	(67)

Total other comprehensive income	605	3,642

Total Comprehensive Income	$2,658	$5,885

_______________________

(a) Gross amounts are included in net securities (losses) gains on the consolidated statements of income in non-interest income.

(b) Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity

Balance at January 1, 2020	6,048,506	$12,097	$38,365	$79,778	$4,221	$(5,709)	$128,752
Net Income				2,053			2,053
Other comprehensive income, net of taxes					605		605
Issuance of common stock under dividend reinvestment plan	15,213	30	280				310
Dividends - $0.27 per share				(1,570)			(1,570)
Balance at March 31, 2020	6,063,719	$12,127	$38,645	$80,261	$4,826	$(5,709)	$130,150

Balance at January 1, 2019	5,996,322	$11,993	$37,255	$75,798	$(2,581)	$(5,709)	$116,756
Net Income				2,243			2,243
Other comprehensive income, net of taxes					3,642		3,642
Issuance of common stock under dividend reinvestment plan	12,312	24	254				278
Dividends - $0.27 per share				(1,557)			(1,557)
Balance at March 31, 2019	6,008,634	$12,017	$37,509	$76,484	$1,061	$(5,709)	$121,362

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(Dollars in thousands)

	2020	2019
OPERATING ACTIVITIES
Net income	$2,053	$2,243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	194	92
Depreciation and amortization	488	254
Net premium amortization on investment securities	498	733
Deferred income tax (benefit) expense	(247)	62
Gains on sales of mortgage loans	(93)	(40)
Proceeds from sales of mortgage loans originated for resale	3,137	1,250
Originations of mortgage loans originated for resale	(3,100)	(964)
Net securities losses (gains)	467	(103)
Net losses on sales of foreclosed real estate held for resale, including write-downs	—	20
(Increase) decrease in accrued interest receivable	(217)	367
Earnings on investment in bank owned life insurance	(154)	(155)
Net losses on disposals of premises and equipment	—	4
Increase in other assets	(537)	(1,860)
Amortization of investment in real estate ventures	91	88
(Decrease) increase in accrued interest payable	(56)	58
(Decrease) increase in other liabilities	(1,159)	1,198
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,365	3,247

INVESTING ACTIVITIES
Proceeds from sales of debt securities available-for-sale	11,182	32,374
Proceeds from maturities and redemptions of debt securities available-for-sale	15,324	4,520
Purchases of debt securities available-for-sale	(31,902)	—
Net change in restricted investment in bank stocks	(2,516)	1,173
Net increase in loans	(13,877)	(11,891)
Purchases of premises and equipment	(120)	(234)
Proceeds from sales of foreclosed assets held for resale	—	197
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(21,909)	26,139

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(26,831)	25,867
Net increase (decrease) in short-term borrowings	51,716	(42,966)
Repayment of long-term borrowings	(5,000)	(10,000)
Common stock issued	303	278
Dividends paid	(1,570)	(1,557)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,618	(28,378)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,926)	1,008
CASH AND CASH EQUIVALENTS, BEGINNING	10,724	10,950
CASH AND CASH EQUIVALENTS, ENDING	$8,798	$11,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	2,448	2,635
Income taxes paid	(249)	62

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Loans transferred to foreclosed assets held for resale	50	—
Common stock subscription receivable	7	—
Right-of-use assets obtained in exchange for lease liabilities	—	1,465

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 ― BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND SUBSEQUENT EVENTS

The consolidated financial statements include the accounts of First Keystone Corporation (the “Corporation”) and its wholly owned subsidiary First Keystone Community Bank (the “Bank”) (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2020, are not necessarily indicative of the results for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact net interest income. The Corporation may experience difficulties collecting monthly payments on time from its borrowers, property values may decline, and certain types of loans may need to be extended or modified. The extent of the impact of COVID-19 on the Corporation’s operational and financial performance will depend on certain developments including the duration and spread of the outbreak and the impact on our customers, employees and vendors.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. The Corporation is approved by the U.S. Small Business Administration (“SBA”) to fund loans under the SBA’s Paycheck Protection Program (“PPP”) created as part of the CARES Act. To date, the Bank has received 456 applications for PPP loans for a combined total of $32,367,000. As of April 30, 2020, 432 PPP loan applications were approved, and 152 of the loans were funded for $16,010,000. The PPP loans have 1.00% interest rates, lender fees, and two-year terms. These forgivable loans funded by the Corporation are subject to the terms and conditions applicable to all loans made pursuant to the PPP as administered by the SBA under the CARES Act.

In addition, subsequent to March 31, 2020, there have been loan modification requests to defer principal and/or interest payments or modify interest rates in the wake of the COVID-19 pandemic. As of April 30, 2020, there have been 493 loan modifications approved across all loan segments, for customers with current loan balances of $181,704,000. At this time, there have been no material fluctuations in loan delinquencies because of COVID-19.

Other financial impact could occur, though such potential impact is unknown at this time.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Recently adopted ASUs:

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with its carrying amount. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The update also eliminated the requirements for zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this update on January 1, 2020 did not have a material impact on the Corporation’s consolidated financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement. The amendments in this Update removed required disclosures regarding: 1. The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2. The policy for timing of transfers between levels, 3. The valuation processes for Level 3 fair value measurements, and 4. The Update modified the disclosure requirements on fair value measurements in Topic 820: a) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and b) The range and weighted average significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. The adoption of this update on January 1, 2020 did not have a material impact on the Corporation’s consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”), or by another reference rate that is expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Corporation has evaluated the impact of the provisions of ASU 2020-04 on our financial condition, results of operations and cash flows, and determined that there is no material impact on the consolidated financial statements and related disclosures.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “Available-For-Sale” were as follows at March 31, 2020 and December 31, 2019:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2020:	Cost	Gains	Losses	Value
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	62,235	1,055	(785)	62,505
Other	12,341	7	(119)	12,229
Other mortgage backed debt securities	10,187	—	(824)	9,363
Obligations of state and political subdivisions	131,424	9,052	(9)	140,467
Asset backed securities	42,889	—	(2,123)	40,766
Corporate debt securities	18,479	118	(264)	18,333
Total	$277,555	$10,232	$(4,124)	$283,663

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019:	Cost	Gains	Losses	Value
U.S. Treasury securities	$2,852	$3	$ ―	$2,855
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	77,131	539	(387)	77,283
Other	10,381	4	(88)	10,297
Other mortgage backed securities	11,145	3	(10)	11,138
Obligations of state and political subdivisions	114,934	5,490	(48)	120,376
Asset backed securities	37,596	115	(175)	37,536
Corporate debt securities	18,546	182	(285)	18,443
Total	$272,585	$6,336	$(993)	$277,928

Securities Available-for-Sale with an aggregate fair value of $183,713,000 at March 31, 2020 and $201,468,000 at December 31, 2019, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $128,721,000 at March 31, 2020 and $143,546,000 at December 31, 2019.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at March 31, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)

	March 31, 2020
	Debt Securities Available-For-Sale
		U.S. Government	Other	Obligations
		Corporations &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Agencies	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$ ―	$—	$1,001	$—	$2,000
Fair value	—	―	—	1,011	—	1,968

1 - 5 Years:
Amortized cost	—	772	—	21,473	2,872	16,479
Fair value	—	788	—	22,070	2,737	16,365

5 - 10 Years:
Amortized cost	—	21,610	—	23,936	4,686	—
Fair value	—	21,337	—	25,293	4,462	—

After 10 Years:
Amortized cost	—	52,194	10,187	85,014	35,331	—
Fair value	—	52,609	9,363	92,093	33,567	—

Total:
Amortized cost	$—	$74,576	$10,187	$131,424	$42,889	$18,479
Fair value	—	74,734	9,363	140,467	40,766	18,333

______________________

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at March 31, 2020. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Debt Securities Available-For-Sale for the three months ended March 31, 2020 and 2019 were $11,182,000 and $32,374,000, respectively. Gross gains realized on these sales were $176,000 and $187,000, respectively. Gross losses realized on these sales were $105,000 and $102,000, respectively. There were no impairment losses realized on Debt Securities Available-For-Sale during the three months ended March 31, 2020 or 2019.

At March 31, 2020 and December 31, 2019, the Corporation had $1,394,000 and $1,933,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2020 and 2019:

(Dollars in thousands)

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Net (losses) and gains recognized during the period on equity securities	$(538)	$18
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized (losses) and gains recognized during the reporting period on equity securities still held at the reporting date	$(538)	$18

There were no proceeds from sales of investments in Held-to-Maturity debt securities during the first three months of 2020 or 2019. Therefore, there were no gains or losses realized during these periods.

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

When OTTI occurs on debt securities, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, and the realized loss is recognized as impairment charges on securities on the consolidated statements of income. The amount of the total OTTI related to the other factors shall be recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The Corporation and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at March 31, 2020 or December 31, 2019.

The summary below shows the gross unrealized losses and fair value of the Corporation’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of March 31, 2020 and December 31, 2019:

March 31, 2020

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	20,750	(466)	7,747	(319)	28,497	(785)
Other	6,092	(64)	4,396	(55)	10,488	(119)
Other mortgage backed debt securities	7,492	(824)	—	—	7,492	(824)
Obligations of state and political subdivisions	1,507	(9)	—	—	1,507	(9)
Asset backed securities	40,766	(2,123)	—	—	40,766	(2,123)
Corporate debt securities	4,041	(118)	7,355	(146)	11,396	(264)
Total	$80,648	$(3,604)	$19,498	$(520)	$100,146	$(4,124)

December 31, 2019

(Dollars in thousands)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$ ―	$ ―	$—	$—	$ ―	$ ―
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	39,085	(221)	12,650	(166)	51,735	(387)
Other	4,382	(24)	4,594	(64)	8,976	(88)
Other mortgage backed debt securities	4,056	(10)	―	―	4,056	(10)
Obligations of state and political subdivisions	1,993	(15)	1,081	(33)	3,074	(48)
Asset backed securities	19,236	(175)	—	—	19,236	(175)
Corporate debt securities	3,484	(16)	7,231	(269)	10,715	(285)
Total	$72,236	$(461)	$25,556	$(532)	$97,792	$(993)

The Corporation invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) or Government National Mortgage Association (“GNMA”). The municipal securities consist of general obligations and revenue bonds. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 27 debt securities with a less than one year unrealized loss position, or any of their 13 debt securities with a one year or greater unrealized loss position as of March 31, 2020, represent an other-than-temporary impairment, as the unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Corporation expects to collect all principal and interest payments defined under the original terms as all contracted payments on securities in the portfolio are current as of March 31, 2020.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $2,342,000 and $2,292,000 at March 31, 2020 and December 31, 2019, respectively.

As an addition to the commercial loans receivable portfolio, the Corporation may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the U.S. Small Business Administration (SBA), United States Department of Agriculture (USDA), and the Farm Service Agency (FSA). Government Guaranteed Loans (“GGLs”) carry no credit risk due to an unconditional and irrevocable guarantee on all principal and accrued interest, which is supported by the full faith and credit of the U.S. Government. As of March 31, 2020, the Corporation’s balance of GGLs amounted to $6,059,000, compared to $6,150,000 at December 31, 2019.

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

Residential Real Estate and Consumer loans are charged off when they become sufficiently delinquent based upon the terms of the underlying loan contract and when the value of the underlying collateral is not sufficient to support the loan balance and a loss is expected. At that time, the amount of estimated collateral deficiency, if any, is charged off for loans secured by collateral, and all other loans are charged off in full. Loans with collateral are written down to the estimated fair value of the collateral less cost to sell.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of March 31, 2020 and December 31, 2019, the amount of the reserve for unfunded lending commitments was $161,000 and $117,000, respectively.

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

From time to time, the Bank may agree to modify/restructure the contractual terms of a borrower’s loan. The restructuring of a loan is considered a “troubled debt restructuring” if both the following conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the Corporation has granted a concession. The most common concessions granted include one or more modifications to the terms of the debt, such as (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, and (d) a reduction in the contractual payment amount for either a short period or remaining term of the loan. A less common concession is the forgiveness of a portion of the principal.

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

Loans modified in a troubled debt restructuring are considered impaired and may or may not be placed on non-accrual status until the Corporation determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrates a period of performance according to the restructured terms of six months. Any loan modifications made in response to the COVID-19 pandemic are not considered troubled debt restructurings as long as the criteria set forth in Section 4013 of the CARES Act are met.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of March 31, 2020 and December 31, 2019:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Grade:
1-6 Pass	$85,418	$84,999	$399,740	$382,510
7 Special Mention	—	2	—	944
8 Substandard	963	1,068	12,229	11,590
9 Doubtful	—	—	—	―
Add (deduct): Unearned discount and	—	—	—	―
Net deferred loan fees and costs	642	643	827	757
Total loans	$87,023	$86,712	$412,796	$395,801

	Residential Real Estate
	Including Home Equity		Consumer
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Grade:
1-6 Pass	$155,124	$158,301	$5,570	$5,662
7 Special Mention	—	117	31	83
8 Substandard	1,089	1,048	8	35
9 Doubtful	—	—	—	―
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	(108)	(116)	83	89
Total loans	$156,105	$159,350	$5,692	$5,869

	Total Loans
	March 31,	December 31,
	2020	2019
Grade:
1-6 Pass	$645,852	$631,472
7 Special Mention	31	1,146
8 Substandard	14,289	13,741
9 Doubtful	—	—
Add (deduct): Unearned discount and	—	—
Net deferred loan fees and costs	1,444	1,373
Total loans	$661,616	$647,732

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $17,117,000 and $1,966,000 at March 31, 2020 and $17,848,000 and $2,007,000 at December 31, 2019. Commercial and Industrial loans also included $6,059,000 and $6,150,000 of Government Guaranteed Loans as of March 31, 2020 and December 31, 2019, respectively. Loans held for sale amounted to $2,342,000 at March 31, 2020 and $2,292,000 at December 31, 2019.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total
As of and for the three month period ended March 31, 2020:
Allowance for Loan Losses:
Beginning balance	$634	$4,116	$1,665		$114		$476	$7,005
Charge-offs	(4)	—	—		(16)		—	(20)
Recoveries	—	—	—		—		—	—
Provision	33	212	(22)		15		(44)	194
Ending Balance	$663	$4,328	$1,643		$113		$432	$7,179
Ending balance: individually evaluated for impairment	$ ―	$1	$—	$	―	$	―	$1
Ending balance: collectively evaluated for impairment	$663	$4,327	$1,643		$113		$432	$7,178

Loans Receivable:
Ending Balance	$87,023	$412,796	$156,105		$5,692	$	―	$661,616
Ending balance: individually evaluated for impairment	$1,077	$11,510	$1,109	$	―	$	―	$13,696
Ending balance: collectively evaluated for impairment	$85,946	$401,286	$154,996		$5,692	$	―	$647,920

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer		Unallocated		Total

As of and for the three month period ended March 31, 2019:
Allowance for Loan Losses:
Beginning balance	$724	$3,700	$1,650		$117		$554	$6,745
Charge-offs	—	(64)	—		(15)		—	(79)
Recoveries	1	—	2		1		—	4
Provision	7	229	(11)		7		(140)	92
Ending Balance	$732	$3,865	$1,641		$110		$414	$6,762
Ending balance: individually evaluated for impairment	$ ―	$4	$—	$	―	$	―	$4
Ending balance: collectively evaluated for impairment	$732	$3,861	$1,641		$110		$414	$6,758

Loans Receivable:
Ending Balance	$93,575	$359,073	$159,624		$5,711	$	―	$617,983
Ending balance: individually evaluated for impairment	$1,116	$15,557	$491	$	―	$	―	$17,164
Ending balance: collectively evaluated for impairment	$92,459	$343,516	$159,133		$5,711	$	―	$600,819

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended
December 31, 2019
Allowance for Loan Losses:
Beginning balance	$724	$3,700	$1,650	$117	$554	$6,745
Charge-offs	―	(64)	(69)	(71)	—	(204)
Recoveries	6	―	2	6	—	14
Provision	(96)	480	82	62	(78)	450
Ending Balance	$634	$4,116	$1,665	$114	$476	$7,005
Ending balance: individually
evaluated for impairment	$—	$1	$—	$—	$—	$1
Ending balance: collectively
evaluated for impairment	$634	$4,115	$1,665	$114	$476	$7,004

Loans Receivable:
Ending Balance	$86,712	$395,801	$159,350	$5,869	$—	$647,732
Ending balance: individually
evaluated for impairment	$1,084	$11,158	$712	$—	$—	$12,954
Ending balance: collectively
evaluated for impairment	$85,628	$384,643	$158,638	$5,869	$—	$634,778

Of the $169,000 in foreclosed assets held for resale at March 31, 2020, $38,000 was represented by land, $50,000 was represented by residential real estate, and $81,000 was represented by commercial real estate. Of the $119,000 in foreclosed assets held for resale at December 31, 2019, $38,000 was represented by land and $81,000 was represented by commercial real estate. At March 31, 2020 and December 31, 2019, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $996,000 at March 31, 2020 and $617,000 at December 31, 2019. These balances were not included in foreclosed assets held for resale at March 31, 2020 or December 31, 2019.

The outstanding recorded investment of TDRs as of March 31, 2020 and December 31, 2019 was $8,470,000 and $8,678,000, respectively. The decrease in TDRs at March 31, 2020 as compared to December 31, 2019 is mainly attributable to payments and payoffs on existing troubled debt restructurings that were completed during the first quarter of 2020. There were no unfunded commitments on TDRs at March 31, 2020 and December 31, 2019.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	March 31,	December 31,
	2020	2019
Non-accrual TDRs	$1,725	$112
Accruing TDRs	6,745	8,566
Total	$8,470	$8,678

At March 31, 2020, nine Commercial Real Estate loans classified as TDRs with a combined recorded investment of $1,377,000 were not in compliance with the terms of their restructure, compared to March 31, 2019 when six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $597,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $5,000 were not in compliance with the terms of their restructure.

No loans were modified as TDRs within the twelve months preceding March 31, 2020. Of the loans that were modified as TDRs during the twelve months preceding March 31, 2019, two Commercial Real Estate Loans with a combined recorded investment of $113,000 experienced payment defaults during the three months ended Mach 31, 2019.

No loans were modified as TDRs during the three months ended March 31, 2020 and 2019.

On March 27, 2020, in response to the COVID-19 pandemic, the CARES Act was signed into law. Section 4013 of the CARES Act provides financial institutions the option to suspend requirements to categorize certain loan modifications as TDRs as long as specific criteria are met. To qualify, the loan modifications must be short-term (granted for temporary relief, ex. six months), made on a good-faith basis in response to the COVID-19 pandemic, and the contractual payments of the loan must have been paid current (less than 30 days past due prior to any relief) at the time a modification was implemented. While requests for modifications had been made, no modifications had been completed as part of this program as of March 31, 2020.

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below at March 31, 2020 and December 31, 2019.

(Dollars in thousands)	March 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,077	$1,077	$—	$1,084	$1,084	$—
Commercial Real Estate	11,396	14,289	—	11,130	14,147	—
Residential Real Estate	1,089	1,174	—	712	822	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	114	114	1	28	28	1
Residential Real Estate	20	20	—	—	—	—
Total	$13,696	$16,674	$1	$12,954	$16,081	$1

Total consists of:
Commercial and Industrial	$1,077	$1,077	$—	$1,084	$1,084	$—
Commercial Real Estate	$11,510	$14,403	$1	$11,158	$14,175	$1
Residential Real Estate	$1,109	$1,194	$—	$712	$822	$—

______________________

At March 31, 2020 and December 31, 2019, $8,470,000 and $8,678,000 of loans classified as TDRs were included in impaired loans both with a total allocated allowance of $1,000, respectively. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the three months ended March 31, 2020 and 2019.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	March 31, 2020		March 31, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,079	$6	$1,122	$14
Commercial Real Estate	11,131	76	15,574	150
Residential Real Estate	925	—	440	1

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	118	1	94	1
Residential Real Estate	21	1	—	―
Total	$13,274	$84	$17,230	$166

Total consists of:
Commercial and Industrial	$1,079	$6	$1,122	$14
Commercial Real Estate	$11,249	$77	$15,668	$151
Residential Real Estate	$946	$1	$440	$1

_____________________

Of the $84,000 and $166,000 in interest income recognized on impaired loans for the three months ended March 31, 2020 and 2019, respectively, $5,000 and $0 in interest income was recognized with respect to non-accrual loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of March 31, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)
	March 31,	December 31,
	2020	2019
Commercial and Industrial	$768	$—
Commercial Real Estate	5,094	3,697
Residential Real Estate	1,089	691
Total non-accrual loans	6,951	4,388
Foreclosed assets held for resale	169	119
Loans past-due 90 days or more and still accruing interest	579	100
Total non-performing assets	$7,699	$4,607

The following tables present the classes of the loan portfolio summarized by past-due status at March 31, 2020 and December 31, 2019:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current–		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
March 31, 2020:
Commercial and Industrial	$698	$380	$91	$1,169	$85,854	$87,023	$92
Commercial Real Estate	2,942	301	4,935	8,178	404,618	412,796	487
Residential Real Estate	1,303	177	913	2,393	153,712	156,105	—
Consumer	20	5	—	25	5,667	5,692	—
Total	$4,963	$863	$5,939	$11,765	$649,851	$661,616	$579

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current–		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2019:
Commercial and Industrial	$—	$26	$—	$26	$86,686	$86,712	$—
Commercial Real Estate	880	957	3,502	5,339	390,462	395,801	—
Residential Real Estate	1,118	506	613	2,237	157,113	159,350	100
Consumer	24	5	—	29	5,840	5,869	—
Total	$2,022	$1,494	$4,115	$7,631	$640,101	$647,732	$100

At March 31, 2020 and December 31, 2019, commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit totaling $1,249,000 that was associated with a loan to a developer of a residential sub-division.

NOTE 5 — DEPOSITS

Major classifications of deposits at March 31, 2020 and December 31, 2019 consisted of:

(Dollars in thousands)
	March 31,	December 31,
	2020	2019
Non-interest bearing demand	$153,029	$134,648
Interest bearing demand	211,598	218,847
Savings	173,769	173,069
Time certificates of deposits less than $250,000	176,383	210,916
Time certificates of deposits $250,000 or greater	18,639	23,006
Other time deposits	1,379	1,142
Total deposits	$734,797	$761,628

Total Deposits decreased $26,831,000 to $734,797,000 as of March 31, 2020 due to decreases in interest bearing, savings, and time deposits. The decrease in deposits was mainly due to the Corporation calling $40,000,000 worth of brokered CDs during the quarter ended March 31, 2020 due to the changing rate environment.

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings. Short-term borrowings and weighted–average interest rates at March 31, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	March 31, 2020		December 31, 2019
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—	$—	2.01%
Securities sold under agreements to repurchase	12,551	1.05%	14,042	1.03%
Federal Discount Window	—	—	—	2.92%
Federal Home Loan Bank	93,828	1.64%	40,621	2.59%
Total	$106,379	1.50%	$54,663	2.37%

The increase in short-term borrowings is due to advances taken from the Federal Home Loan Bank, including a 21-day $50,000,000 term note, to fund decreased deposit balances resulting from the call of brokered CDs.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
March 31, 2020
Repurchase agreements (a)	$12,551	$ ―	$12,551	$(12,551)	$ ―	$	―

December 31, 2019
Repurchase agreements (a)	$14,042	$ ―	$14,042	$(14,042)	$ ―	$	―

______________________

(a) As of March 31, 2020 and December 31, 2019, the fair value of securities pledged in connection with repurchase agreements was $21,779,000 and $22,413,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2020:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to		30 -90	than
March 31, 2020:	Continuous	30 days		Days	90 Days		Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$12,551	$	―	$ ―	$	―	$12,551
Total	$12,551	$	―	$ ―	$	―	$12,551

Long-Term Borrowings

Long-term borrowings are comprised of advances from the FHLB. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The principal assets are certain real estate mortgages and investment securities.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position or results of operations of the Corporation.

The Bank currently leases three branch banking facilities and one parcel of land under operating leases. At March 31, 2020, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,312,000 and $1,577,000, respectively. At December 31, 2019, right-of-use assets and lease liabilities stood at $1,470,000 and $1,663,000, respectively. Further options to extend or terminate the lease are not applicable for any of the four leases. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Bank recognized total operating lease costs for the three months ended March 31, 2020 and March 31, 2019 of $111,000 and $48,000, respectively. Cash payments totaled $38,000 for the three months ended March 31, 2020 and 2019.

The following table displays the weighted-average term and discount rates for operating leases outstanding as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
	Operating	Operating
Weighted-average term (years)	25.56	25.63
Weighted-average discount rate	3.86%	3.85%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	March 31,
2020
Minimum lease payments due:
Within one year	$139
After one but within two years	106
After two but within three years	75
After three but within four years	68
After four but within five years	68
After five years	2,309
Total undiscounted cash flows	2,765
Discount on cash flows	(1,188)
Total lease liability	$1,577

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at March 31, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)

	March 31, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$140,367	$122,082
Financial standby letters of credit	$335	$335
Performance standby letters of credit	$3,230	$3,230

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At March 31, 2020, the Corporation had $568,901,000 in loans secured by real estate, which represented 86.0% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of March 31, 2020 and December 31, 2019, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At March 31, 2020 and December 31, 2019, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

March 31, 2020	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	—	62,505	—	62,505
Other	—	12,229	—	12,229
Other mortgage backed debt securities	—	9,363	—	9,363
Obligations of state and political subdivisions	—	140,467	—	140,467
Asset backed securities	—	40,766	—	40,766
Corporate debt securities	—	18,333	—	18,333
Total debt securities available-for-sale	—	283,663	—	283,663
Marketable equity securities	1,394	—	—	1,394
Total recurring fair value measurements	$1,394	$283,663	$—	$285,057

(Dollars in thousands)

December 31, 2019	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$2,855	$—	$2,855
Obligations of U.S. Government Corporations and Agencies:
Mortgaged-backed	—	77,283	—	77,283
Other	—	10,297	—	10,297
Other mortgage backed debt securities	—	11,138	—	11,138
Obligations of state and political subdivisions	—	120,376	—	120,376
Asset backed securities	—	37,536	—	37,536
Corporate debt securities	—	18,443	—	18,443
Total debt securities available-for-sale	—	277,928	—	277,928
Marketable equity securities	1,933	—	—	1,933
Total recurring fair value measurements	$1,933	$277,928	$—	$279,861

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2020 or 2019.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2020 and December 31, 2019, impaired loans measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)

	Level 1		Level 2		Level 3	Total
Assets at March 31, 2020
Impaired loans:
Commercial Real Estate	$	―	$	―	$6,287	$6,287
Residential Real Estate		―		―	189	189
Total impaired loans	$	―	$	―	$6,476	$6,476

(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Assets at December 31, 2019
Impaired loans:
Commercial Real Estate	$—	$—	$6,218	$6,218
Residential Real Estate	—	—	221	221
Total impaired loans	$—	$—	$6,439	$6,439

These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the impaired loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2020 and 2019.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2020 and December 31, 2019, foreclosed assets held for resale measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)
	Level 1		Level 2		Level 3	Total
Assets at March 31, 2020
Foreclosed assets held for resale:
Commercial Real Estate	$	―	$	―	$81	$81
Total foreclosed assets held for resale	$	―	$	―	$81	$81

(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Assets at December 31, 2019
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$81	$81
Total foreclosed assets held for resale	$—	$—	$81	$81

These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2020 and 2019.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
March 31, 2020	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans	$3,366	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(13%) – (77%)	(17%)
Impaired loans	$3,110	Discounted cash flow	Discount rate	(5%) – (9%)	(7%)
Foreclosed assets held for resale	$81	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(35%) – (35%)	(35%)

December 31, 2019
Impaired loans	$3,419	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (77%)	(17%)
Impaired loans	$3,020	Discounted cash flow	Discount rate	(7%) – (8%)	(7%)
Foreclosed assets held for resale	$81	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(35%) – (35%)	(35%)

____________________

1Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.

2Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments

(Dollars in thousands)
	Carrying	Fair Value Measurements at March 31, 2020
	Amount	Level 1	Level 2		Level 3		Total
FINANCIAL ASSETS:
Cash and due from banks	$7,785	$7,785	$	―	$	―	$7,785
Interest-bearing deposits in other banks	1,013	—		1,013		—	1,013
Time deposits with other banks	247	—		251		—	251
Restricted investment in bank stocks	6,740	—		6,740		—	6,740
Net loans	654,437	—		—		681,960	681,960
Mortgage servicing rights	278	—		—		278	278
Accrued interest receivable	3,622	—		3,622		—	3,622

FINANCIAL LIABILITIES:
Demand, savings and other deposits	538,396	—		538,396		—	538,396
Time deposits	196,401	—		199,153		—	199,153
Short-term borrowings	106,379	—		106,310		—	106,310
Long-term borrowings	50,000	—		52,570		—	52,570
Accrued interest payable	550	—		550		—	550

OFF-BALANCE SHEET FINANCIAL
INSTRUMENTS	―	―		―		―	―

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2019
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$10,251	$10,251	$—	$—	$10,251
Interest-bearing deposits in other banks	473	—	473	—	473
Time deposits with other banks	247	—	250	—	250
Restricted investment in bank stocks	4,224	—	4,224	—	4,224
Net loans	640,727	—	—	655,301	655,301
Mortgage servicing rights	283	—	—	283	283
Accrued interest receivable	3,405	—	3,405	—	3,405

FINANCIAL LIABILITIES:
Demand, savings and other deposits	526,564	—	526,564	—	526,564
Time deposits	235,064	—	235,134	—	235,134
Short-term borrowings	54,663	—	54,655	—	54,655
Long-term borrowings	55,000	—	55,809	—	55,809
Accrued interest payable	606	—	606	—	606

OFF-BALANCE SHEET FINANCIAL
INSTRUMENTS	—	—	—	—	—

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Corporation and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of March 31, 2020 and December 31, 2019, the fair value of trust assets under management was $111,199,000 and $111,160,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 11 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At March 31, 2020 and 2019, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Three Months Ended
	March 31,
	2020	2019
Net income	$2,053	$2,243
Weighted-average common shares outstanding	5,817	5,765
Basic and diluted earnings per share	$0.35	$0.39

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

CRITICAL ACCOUNTING ESTIMATES

The Corporation has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Corporation applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2019 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Corporation filed its Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

Quarter ended March 31, 2020 compared to quarter ended March 31, 2019

First Keystone Corporation realized earnings for the first quarter of 2020 of $2,053,000, a decrease of $190,000, or 8.5% from the first quarter of 2019. The decrease in net income for the three months ended March 31, 2020 was primarily due to a decrease in net securities gains, offset by an increase in net interest income.

On a per share basis, for the three months ended March 31, 2020, net income was $0.35 versus $0.39 for the same three month period of 2019. Cash dividends amounted to $0.27 per share for the three months ended March 31, 2020 and 2019.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income, defined as interest income less interest expense. In the three months ended March 31, 2020, interest income amounted to $9,768,000, an increase of $254,000 or 2.7% from the three months ended March 31, 2019, while interest expense amounted to $2,392,000 in the three months ended March 31, 2020, a decrease of $301,000 or 11.2% from the three months ended March 31, 2019. As a result, net interest income increased $555,000 or 8.1% to $7,376,000 from $6,821,000 for the same period in 2019.

The Corporation’s net interest margin for the three months ended March 31, 2020 was 3.28% compared to 3.15% for same period in 2019. The increase in net interest margin was primarily a result of an increase in yield on the loan portfolio.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 2020 and March 31, 2019 was $194,000 and $92,000, respectively. The increase in the provision for loan losses resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $20,000 and $75,000 for the three months ended March 31, 2020 and 2019, respectively. See Allowance for Loan Losses on page 36 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $983,000 for the three months ended March 31, 2020, as compared to $1,507,000 for the same period in 2019, a decrease of $524,000, or 34.8%. The decrease was the result of a decrease in net securities (losses) gains due to the Corporation recording $538,000 in losses on held equity securities in the first quarter of 2020. Net securities gains decreased $570,000 to $(467,000) for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Trust department income decreased $40,000 or 15.3% to $221,000 for the three months ended March 31, 2020 as compared to the same period in 2019. Service charges and fee income decreased $15,000 or 2.9%. ATM fees and debit card income increased $22,000 or 5.8% to $399,000 for the three months ended March 31, 2020. Gains on sales of mortgage loans increased $53,000 or 132.5% due to twice as many sold loans in the first quarter of 2020 as compared to 2019.

NON-INTEREST EXPENSE

Total non-interest expense was $5,915,000 for the three months ended March 31, 2020, as compared to $5,855,000 for the three months ended March 31, 2019. Non-interest expense increased $60,000 or 1.0%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $3,219,000 or 54.4% of total non-interest expense for the three months ended March 31, 2020, as compared to $3,132,000 or 53.5% for the same three months of 2019. The increase was primarily due to performance salaries increases and an increase in commissions and referral fees associated with loan growth and retail non-deposit activity.

Net occupancy, furniture and equipment, and computer expense amounted to $912,000 for the three months ended March 31, 2020, an increase of $28,000 or 3.2%. Professional services decreased $28,000 or 10.4% to $242,000 as of March 31, 2020. The decrease was due to consent fees paid to the Corporation’s previous auditors for a review of the 2018 10K in the first quarter of 2019. Pennsylvania shares tax expense amounted to $224,000 for the three months ended March 31, 2020, an increase of $32,000 or 16.7% as compared to the same three months in 2019. The increase was the result of an increase in total equity.

FDIC insurance expense decreased $65,000 or 100.0% for the three months ended March 31, 2020. This decrease was due to small bank assessment credits received from the FDIC for the fourth quarter of 2019 effectively reducing the expense for the first quarter of 2020. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates. ATM and debit card fees expense amounted to $209,000 for the three months ended March 31, 2020, a decrease of $2,000 or 1.0% as compared to the same three months of 2019. Data processing expenses amounted to $294,000 for the three months ended March 31, 2020, an increase of $27,000 or 10.1% as compared to the first quarter of 2019. The increase was a result of annual contracted pricing increases from our main third-party data processor. Foreclosed assets held for resale expense decreased $29,000 in the first quarter of 2020. The decrease is the result of the Bank having fewer foreclosed properties in 2020. Advertising expense decreased $62,000 or 40.5% during the three months ended March 31, 2020. This decrease was due to a more aggressive advertising approach in early 2019, as the first quarter of 2020 saw less newspaper advertising, billboard advertising, digital and social media advertising and ad creation.

Other non-interest expense amounted to $715,000 for the three months ended March 31, 2020, an increase of $72,000 or 11.2% as compared to the three months ended March 31, 2019. The increase was due to an increase in the provision for unfunded commitments due to higher officer commitment balances requiring a reserve.

INCOME TAXES

Income tax expense amounted to $197,000 for the three months ended March 31, 2020, as compared to $138,000 for the three months ended March 31, 2019, an increase of $59,000. The effective total income tax rate was 8.8% for the first quarter of 2020 as compared to 5.8% for the first quarter of 2019. The increase in the effective tax rate was mainly due to a net decrease in tax-exempt income from investments in and loans to state and local units of government. The Corporation recognized $101,000 of tax credits from low-income housing partnerships in the first quarter of 2020.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,027,207,000 as of March 31, 2020, an increase of $19,981,000 from year-end 2019. Total assets as of December 31, 2019 amounted to $1,007,226,000.

Total debt securities available-for-sale increased $5,735,000 or 2.1% to $283,663,000 as of March 31, 2020 from December 31, 2019.

Total loans increased $13,884,000 or 2.1% to $661,616,000 as of March 31, 2020 from December 31, 2019. Loan demand grew in the three months ended March 31, 2020 as the Bank has realized an increase in loan originations, primarily in the commercial real estate portfolio.

Total deposits decreased $26,831,000 or 3.5% to $734,797,000 as of March 31, 2020 from December 31, 2019. The decrease was mainly due to the call of $40,000,000 in brokered CDs.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the first three months of 2020 by $46,716,000 to $156,379,000 from $109,663,000 as of December 31, 2019. Borrowings increased mainly due to decreased deposit balances and growth in the loan portfolio.

Total stockholders’ equity increased to $130,150,000 at March 31, 2020, an increase of $1,398,000 or 1.1% from December 31, 2019 due to an increase in accumulated other comprehensive income and retained earnings.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.8% at March 31, 2020 and 92.4% at March 31, 2019. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $661,616,000 as of March 31, 2020, up $13,884,000, or 2.1% since year-end 2019. The loan portfolio continues to be well diversified. Non-performing assets increased since year-end 2019, but overall asset quality has remained consistent. Total non-performing assets were $7,699,000 as of March 31, 2020, an increase of $3,092,000, or 67.1% from $4,607,000 reported in non-performing assets as of December 31, 2019. Total allowance for loan losses to total non-performing assets was 93.25% as of March 31, 2020 and 152.05% at December 31, 2019. The increase in non-performing assets during the first quarter of 2020 was mainly due to several loans that were moved to non-accrual status during the three months ended March 31, 2020. See the Non-Performing Assets section on Page 37 for more information.

In addition to loans, another primary earning asset is our overall investment portfolio, which increased in size from December 31, 2019 to March 31, 2020. Debt securities available-for-sale amounted to $283,663,000 as of March 31, 2020, an increase of $5,735,000 from year-end 2019.

Interest-bearing deposits in other banks increased as of March 31, 2020, to $1,013,000 from $473,000 at year-end 2019. Time deposits with other banks were $247,000 at March 31, 2020 and December 31, 2019.

LOANS

Total loans increased to $661,616,000 as of March 31, 2020 as compared to $647,732,000 as of December 31, 2019. The table on page 18 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased by $13,884,000 or 2.1%.

Steady demand for borrowing by businesses accounted for the 2.1% increase in the loan portfolio from December 31, 2019 to March 31, 2020. The Commercial and Industrial portfolio increased $311,000 to $87,023,000 as of March 31, 2020, as compared to $86,712,000 at December 31, 2019. The increase in the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) was attributed to new loan originations totaling $3,128,000 offset by a $687,000 decrease in utilization of existing Commercial and Industrial lines of credit and loan payoffs of $823,000, as well as regular principal payments and other typical fluctuations and activity in the Commercial and Industrial portfolio. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $16,995,000 to $412,796,000 at March 31, 2020, as compared to $395,801,000 at December 31, 2019. The increase was mainly the result of $25,848,000 in new loan originations net against a $286,000 decrease in utilization of existing Commercial Real Estate lines of credit and $5,321,000 in loan payoffs, in addition to regular principal payments and other typical amortizations in the Commercial Real Estate portfolio. Residential Real Estate loans decreased $3,245,000 to $156,105,000 at March 31, 2020, as compared to $159,350,000 at December 31, 2019. The decrease was the result of $4,012,000 in new loan originations offset by a $150,000 decrease in utilization of existing Residential Real Estate (Home Equity) lines of credit, loan payoffs of $3,054,000, net loans sold of $1,338,000 and regular principal payments and other typical amortization in the Residential Real Estate portfolio. Net loans sold in the Residential Real Estate portfolio for the three months ended March 31, 2020 consisted of total loans sold during the three months ended March 31, 2020 of $3,044,000, offset with loans opened and sold in the same quarter during the first quarter of 2020 which amounted to $1,706,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $499,819,000 at March 31, 2020. Of total loans, $412,796,000 or 62.4% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Corporation continues to monitor these portfolios.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $645,852,000 or 97.8% of gross loans are graded Pass; $31,000 or 0.1% are graded Special Mention; $14,289,000 or 2.1% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades decreased to $14,320,000 at March 31, 2020, as compared to $14,887,000 at December 31, 2019. Commercial and Industrial non-pass grades decreased to $963,000 as of March 31, 2020 as compared to $1,070,000 as of December 31, 2019. Commercial Real Estate non-pass grades decreased to $12,229,000 as of March 31, 2020 as compared to $12,534,000 as of December 31, 2019. The Residential Real Estate and Consumer loan non-pass grades decreased to $1,128,000 as of March 31, 2020 as compared to $1,283,000 as of December 31, 2019.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	March 31,	December 31,
	2020	2019
Commercial and Industrial	$87,023	$86,712
Commercial Real Estate	412,796	395,801
Residential Real Estate	156,105	159,350
Consumer	5,692	5,869
Total loans	$661,616	$647,732

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2020, the allowance for loan losses was $7,179,000 as compared to $7,005,000 as of December 31, 2019. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future. In response to the COVID-19 pandemic and its impact on the current economy, the qualitative factors across all loan segments were increased by two basis points for the first quarter of 2020.

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020 and 2019, net charge-offs as a percentage of average loans was 0.003% and 0.012%, respectively. Net charge-offs amounted to $20,000 for the first three months of 2020 as compared to $75,000 for the first three months of 2019. The decrease in net charge-offs during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is mainly due to one charge-off that was completed during the three months ended March 31, 2019 on a Commercial Real Estate loan to a landscaping company in the amount of $51,000.

For the first three months of 2020, the provision for loan losses was $194,000 as compared to $92,000 for the first three months of 2019. The provision, net of charge-offs and recoveries, resulted in the quarter end Allowance for Loan Losses of $7,179,000 of which 9.2% was attributed to the Commercial and Industrial component; 60.3% attributed to the Commercial Real Estate component; 22.9% attributed to the Residential Real Estate component; 1.6% attributed to the Consumer component; and 6.0% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 13). The Corporation determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of March 31, 2020.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	March 31,	March 31,
	2020	2019
Balance at beginning of the three month period	$7,005	$6,745
Charge-offs:
Commercial and Industrial	4	—
Commercial Real Estate	—	64
Residential Real Estate	—	—
Consumer	16	15
	20	79
Recoveries:
Commercial and Industrial	—	1
Commercial Real Estate	—	—
Residential Real Estate	—	2
Consumer	—	1
	—	4

Net charge-offs	20	75
Additions charged to operations	194	92
Balance at end of the three month period	$7,179	$6,762

Ratio of net charge-offs during the period to average loans outstanding during the period	0.003%	0.012%
Allowance for loan losses to average loans outstanding during the period	1.097%	1.101%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.097% at March 31, 2020 and 1.101% at March 31, 2019.

NON-PERFORMING ASSETS

The table on page 40 details the Corporation’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Corporation would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Any loan modifications made in response to the COVID-19 pandemic are not considered troubled debt restructurings as long as the criteria set forth in Section 4013 of the CARES Act are met. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $7,699,000 as of March 31, 2020, as compared to $4,607,000 as of December 31, 2019. The economy, in particular, the political unrest both domestic and abroad, the looming presidential election, the various tariffs both imposed and threatened, the concerns and discussions of a potential recession, the recent rate cuts by the Fed, and the continued slowness in the housing industries in our market areas has had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current uncertain economic environment. Non-accrual loans totaled $6,951,000 as of March 31, 2020, as compared to $4,388,000 as of December 31, 2019. Foreclosed assets held for resale increased to $169,000 as of March 31, 2020, compared to $119,000 as of December 31, 2019. Loans past-due 90 days or more and still accruing interest amounted to $579,000 at March 31, 2020, as compared to $100,000 as of December 31, 2019. At March 31, 2020, loans past-due 90 days or more and still accruing interest consisted of two Commercial and Industrial loans and one Commercial Real Estate loan which were all well secured and in the process of collection.

The increase in non-accrual loans at March 31, 2020, as compared to December 31, 2019 is mainly due to the addition of several large loans/loan relationships to non-accrual status during the first quarter of 2020. Five loans to a plastic processing company focused on non-post-consumer recycling totaling $1,323,000 were moved to non-accrual status during the first quarter of 2020 due to strained liquidity and the borrower’s inability to make required payments, as the owner has ceased operations and is exploring options to liquidate the business. A loan in the amount of $846,000 to a golf course and catering venue was moved to non-accrual status during the first quarter of 2020 due to the borrower’s inability to make monthly payments due to cash flow challenges exacerbated by the seasonality of the industry. A residential mortgage in the amount of $356,000 to the owner of a manufacturing company was also moved to non-accrual status during the first quarter of 2020, as poor payment performance has led to foreclosure proceedings related to the associated property.

Non-performing assets to total loans was 1.16% at March 31, 2020 and 0.71% at December 31, 2019. Non-performing assets to total assets was 0.75% at March 31, 2020 and 0.46% at December 31, 2019. The allowance for loan losses to total non-performing assets was 93.25% as of March 31, 2020 as compared to 152.05% as of December 31, 2019. Additional detail can be found on page 40 in the Non-Performing Assets and Impaired Loans table and page 22 in the Non-Performing Assets table. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout department to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $2,861,000 at March 31, 2020, compared to $4,074,000 at December 31, 2019.

Impaired loans were $13,696,000 at March 31, 2020 and $12,954,000 at December 31, 2019. The largest impaired loan relationship at March 31, 2020 consisted of a non-performing participation loan to a student housing holding company which was secured by commercial real estate. The Corporation’s share of the loan at March 31, 2020 was $3,176,000, net of $1,904,000 that had been charged off to date. The second largest impaired loan relationship at March 31, 2020 consisted of one performing loan to a student housing holding company, which was classified as a TDR. The loan was secured by commercial real estate and carried a balance of $2,977,000 as of March 31, 2020, net of $943,000 that had been charged off to date. The third largest impaired loan relationship at March 31, 2020 consisted of a substandard performing loan to a developer of a residential sub-division in the amount of $1,463,000, which was secured by commercial real estate and classified as a TDR.

The Corporation estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $13,696,000 in impaired loans at March 31, 2020, none were located outside of the Corporation’s primary market area.

The outstanding recorded investment of loans categorized as TDRs was $8,470,000 as of March 31, 2020 as compared to $8,678,000 as of December 31, 2019. The decrease in TDRs at March 31, 2020 as compared to December 31, 2019 is mainly attributable to payments and payoffs on existing troubled debt restructurings that were completed during the first quarter of 2020. Of the twenty-six restructured loans at March 31, 2020, six loans are classified in the Commercial and Industrial portfolio, nineteen loans are classified in the Commercial Real Estate portfolio, and one loan is classified in the Residential Real Estate portfolio. At March 31, 2020, nine Commercial Real Estate loans classified as TDRs with a combined recorded investment of $1,377,000 were not in compliance with the terms of their restructure, compared to March 31, 2019 when six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $597,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $5,000 were not in compliance with the terms of their restructure. Troubled debt restructurings at March 31, 2020 consisted of eleven term modifications beyond the original stated term, three interest rate modifications, and eleven payment modifications. At March 31, 2020, there was also one troubled debt restructuring that experienced all three types of modifications—payment, rate, and term. TDRs are separately evaluated for payment disclosures, and if necessary, a specific allocation is established. There were specific allocations of $1,000 attributable to the TDRs at both March 31, 2020 and December 31, 2019, respectively. There were no unfunded commitments attributable to TDRs at March 31, 2020 and December 31, 2019.

No loans were modified as TDRs within the twelve months preceding March 31, 2020. Of the loans that were modified as TDRs during the twelve months preceding March 31, 2019, two Commercial Real Estate Loans with a combined recorded investment of $113,000 experienced payment defaults during the three months ended March 31, 2019.

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

The economic climate is unclear at this time. The COVID-19 pandemic has caused much upheaval and uncertainty in the national and state economy. Experts at all levels are uncertain as to the intermediate or long term affects that may arise. Borrowers may experience difficulty, and the level of impaired loans and non-performing assets, charge-offs and delinquencies could rise and possibly require additional increases in the Corporation’s allowance for loan losses.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2020 and December 31, 2019, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Impaired Loans

(Dollars in thousands)	March 31,	December 31,
	2020	2019
Non-Performing Assets:
Non-accrual loans	$6,951	$4,388
Foreclosed assets held for resale	169	119
Loans past-due 90 days or more and still accruing interest	579	100
Total non-performing assets	$7,699	$4,607

Impaired Loans:
Non-accrual loans	$6,951	$4,388
Accruing TDRs	6,745	8,566
Total impaired loans	13,696	12,954
Allocated allowance for loan losses	(1)	(1)
Net investment in impaired loans	$13,695	$12,953

Impaired loans with a valuation allowance	$134	$28
Impaired loans without a valuation allowance	13,562	12,926
Total impaired loans	$13,696	$12,954

Allocated valuation allowance as a percent of impaired loans	0.01%	0.01%
Impaired loans to total loans	2.07%	2.00%
Non-performing assets to total loans	1.16%	0.71%
Non-performing assets to total assets	0.75%	0.46%
Allowance for loan losses to impaired loans	52.42%	54.08%
Allowance for loan losses to total non-performing assets	93.25%	152.05%

Real estate mortgages comprise 86.0% of the loan portfolio as of March 31, 2020, as compared to 85.7% as of December 31, 2019. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits decreased $26,831,000 to $734,797,000 as of March 31, 2020 as non-interest bearing deposits increased by $18,381,000 and interest bearing deposits decreased by $45,212,000 from year-end 2019. Total deposits decreased due to the Corporation calling $40,000,000 worth of brokered CDs during the quarter ended March 31, 2020 due to the changing rate environment. Total short-term and long-term borrowings increased to $156,379,000 as of March 31, 2020, from $109,663,000 at year-end 2019, an increase of $46,716,000 or 42.6%. The increase in total borrowings was the result of decreasing deposit balances and increases in the loan and securities portfolios.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the first three months of the year, net income less dividends paid increased capital by $483,000. Accumulated other comprehensive income (loss) derived from net unrealized gains on debt securities available-for-sale also impacts capital. At December 31, 2019 accumulated other comprehensive income was $4,221,000. Accumulated other comprehensive income stood at $4,826,000 at March 31, 2020, an increase of $605,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the first three months of 2020 at an overall net gain of $71,000. The fluctuations from net unrealized gains on debt securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Corporation held 231,612 shares of common stock as treasury stock at March 31, 2020 and December 31, 2019. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of March 31, 2020 and December 31, 2019.

Total stockholders’ equity was $130,150,000 as of March 31, 2020, and $128,752,000 as of December 31, 2019.

At March 31, 2020 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of March 31, 2020 and December 31, 2019:

			To Be Well Capitalized
			Under Prompt
	March 31,	December 31,	Corrective Action
	2020	2019	Regulations
Tier 1 leverage ratio (to average assets)	9.54%	9.42%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	13.24%	13.50%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.24%	13.50%	8.00%
Total risk-based capital ratio	14.27%	14.53%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of March 31, 2020, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

Sources of liquidity are as follows:

·	Growth in the core deposit base;
·	Proceeds from sales or maturities of investment securities;
·	Payments received on loans and mortgage-backed securities;
·	Overnight correspondent bank borrowings on various credit lines, notes, etc., with various levels of capacity;
·	Securities sold under agreements to repurchase; and
·	Brokered CDs.

At March 31, 2020, the Corporation had $367,482,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $5,743,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $12,551,000 at March 31, 2020.

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

Net cash flows provided by operating activities were $1,365,000 and $3,247,000 at March 31, 2020 and 2019 respectively. Net income amounted to $2,053,000 for the three months ended March 31, 2020 and $2,243,000 for the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, net premium amortization on investment securities amounted to $498,000 and $733,000, respectively. Proceeds (including gains) from sales of mortgage loans originated for resale exceeded cash utilized for originations of mortgage loans originated for resale by $37,000 and $286,000 for the three months ended March 31, 2020 and 2019, respectively. Net securities losses were $467,000 for the three months ended March 31, 2020, compared to net securities gains of $103,000 for the three months ended March 31, 2019. Other assets increased by $537,000 and $1,860,000 during the three months ended March 31, 2020 and 2019, respectively. Other liabilities decreased $1,159,000 during the three months ended March 31, 2020, compared to an increase of $1,198,000 during the three months ended March 31, 2019.

Investing activities used cash of $21,909,000 during the three months ended March 31, 2020 and provided cash of $26,139,000 during the three months ended March 31, 2019. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions net against purchases) used cash of $5,396,000 during the three months ended March 31, 2020 and provided cash of $36,894,000 during the three months ended March 31, 2019. Net cash used to originate loans amounted to $13,877,000 and $11,891,000 during the three months ended March 31, 2020 and 2019, respectively.

Financing activities provided cash of $18,618,000 during the three months ended March 31, 2020 and used cash of $28,378,000 during the three months ended March 31, 2019. Deposits decreased by $26,831,000 during the three months ended March 31, 2020 and increased by $25,867,000 during the three months ended March 31, 2019. Short-term borrowings increased by $51,716,000 and decreased by $42,966,000 during the three months ended March 31, 2020 and 2019, respectively. Repayment of long-term borrowings amounted to $5,000,000 for the three months ended March 31, 2020 and $10,000,000 for the three months ended March 31, 2019. Dividends paid amounted to $1,570,000 and $1,557,000 during the three months ended March 31, 2020 and 2019, respectively.

Managing liquidity remains an important segment of asset/liability management. The overall liquidity position of the Corporation is maintained by an active asset/liability management committee. The Corporation believes that its core deposit base is stable even in periods of changing interest rates. Liquidity and funds management are governed by policies and are measured on a monthly basis. These measurements indicate that liquidity generally remains stable and exceeds the Corporation’s minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment, utilizing current funding options and possibly utilizing new options, such as the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at March 31, 2020.

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

The table below presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 4.83%, 10.05% and 14.76% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 1.74% and 6.33% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the three months ended March 31, 2020, the cost of interest-bearing liabilities averaged 1.30%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 4.30%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At March 31, 2020, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with decreases of 79.23% and 190.73%, respectively. Additionally, net present value is projected to increase 50.60%, 78.02%, and 89.72% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. These scenarios presented are within the Corporation’s policy limits, aside from the 100 basis point immediate decrease scenario at (79.23)% vs. a policy limit of (20)% and the 200 basis point immediate decrease scenario at (190.73)% vs. a policy limit of (30.0)%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(14.76)%
+200 bp Shock vs. Stable Rate	(10.05)%
+100 bp Shock vs. Stable Rate	(4.83)%
Flat rate
-100 bp Shock vs. Stable Rate	(1.74)%
-200 bp Shock vs. Stable Rate	(6.33)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	89.72%
+200 bp Shock vs. Stable Rate	78.02%
+100 bp Shock vs. Stable Rate	50.60%
Flat rate
-100 bp Shock vs. Stable Rate	(79.23)%
-200 bp Shock vs. Stable Rate	(190.73)%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2020.

b)	Changes in internal control over financial reporting. There were no other changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Although the Corporation is subject to various claims and legal actions that occur from time to time in the ordinary course of business, the Corporation is not party to any pending legal proceedings that management believes could have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

The COVID-19 pandemic could have a material adverse effect on our ability to operate, results of operations, liquidity, and financial condition.

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, results of operations, liquidity, and financial condition. Several public health organizations have recommended, and some local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period, such as the limitation of hours at branch locations, decreased employee availability, disruptions to the businesses of our vendors, and others. Our customers may also face these and other challenges, which could lead to a disruption in demand for our services. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible impairment and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

Other than the item listed above, there have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2020	―	―	―	120,000
February 1 — February 29, 2020	―	―	―	120,000
March 1 — March 31, 2020	―	―	―	120,000
Total	―	―	―	120,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 8-K dated August 28, 2018).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated August 28, 2018).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Denotes a compensatory plan.
**	Filed herewith.

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

FIRST KEYSTONE CORPORATION
Registrant

May 8, 2020	/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2020	/s/ Diane C.A. Rosler
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

