Form 10-Q
period 2020-06-30
FIRST KEYSTONE CORP
filed 2020-08-07
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Yes ⌧      No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ⌧       No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	⌧
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	FKYS	OTC: Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 5,848,242 shares as of August 5, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$9,162	$10,251
Interest-bearing deposits in other banks	588	473
Total cash and cash equivalents	9,750	10,724
Time deposits with other banks	247	247
Debt securities available-for-sale, at fair value	312,689	277,928
Marketable equity securities, at fair value	1,463	1,933
Restricted investment in bank stocks, at cost	3,416	4,224

Loans	673,078	645,440
Loans held for sale	3,836	2,292
Allowance for loan losses	(7,334)	(7,005)
Net loans	669,580	640,727
Premises and equipment, net	19,008	19,387
Operating lease right-of-use assets	1,218	1,470
Accrued interest receivable	4,580	3,405
Cash surrender value of bank owned life insurance	23,889	23,583
Investments in low-income housing partnerships	1,647	1,828
Goodwill	19,133	19,133
Foreclosed assets held for resale	169	119
Other assets	1,930	2,518
TOTAL ASSETS	$1,068,719	$1,007,226

LIABILITIES
Deposits:
Non-interest bearing	$185,835	$134,648
Interest bearing	658,891	626,980
Total deposits	844,726	761,628
Short-term borrowings	33,315	54,663
Long-term borrowings	45,000	55,000
Operating lease liabilities	1,556	1,663
Accrued interest payable	453	606
Deferred income taxes	1,582	438
Other liabilities	4,555	4,476
TOTAL LIABILITIES	931,187	878,474

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of June 30, 2020 and December 31, 2019; issued 0 as of June 30, 2020 and December 31, 2019	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of June 30, 2020 and December 31, 2019; issued 6,079,854 as of June 30, 2020 and 6,048,506 as of December 31, 2019; outstanding 5,848,242 as of June 30, 2020 and 5,816,894 as of December 31, 2019	12,160	12,097
Surplus	38,943	38,365
Retained earnings	82,067	79,778
Accumulated other comprehensive income	10,071	4,221
Treasury stock, at cost, 231,612 shares as of June 30, 2020 and December 31, 2019	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	137,532	128,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,068,719	$1,007,226

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Interest and fees on loans	$7,596	$7,196	$15,354	$14,270
Interest and dividend income on securities:
Taxable	1,174	1,303	2,450	2,521
Tax-exempt	797	829	1,427	1,847
Dividends	11	11	23	22
Dividend income on restricted investment in bank stocks	51	125	141	309
Interest on interest-bearing deposits in other banks	2	15	4	24
Total interest income	9,631	9,479	19,399	18,993
INTEREST EXPENSE
Interest on deposits	1,187	1,596	3,071	2,974
Interest on short-term borrowings	68	794	310	1,909
Interest on long-term borrowings	258	207	524	407
Total interest expense	1,513	2,597	3,905	5,290
Net interest income	8,118	6,882	15,494	13,703
Provision for loan losses	194	46	388	138
Net interest income after provision for loan losses	7,924	6,836	15,106	13,565
NON-INTEREST INCOME
Trust department	234	264	455	525
Service charges and fees	342	533	841	1,047
Bank owned life insurance income	152	154	306	309
ATM fees and debit card income	464	419	863	796
Gains on sales of mortgage loans	204	75	297	115
Net securities gains (losses)	164	92	(303)	195
Other	61	79	145	136
Total non-interest income	1,621	1,616	2,604	3,123
NON-INTEREST EXPENSE
Salaries and employee benefits	2,959	2,953	6,178	6,085
Occupancy, net	504	432	1,022	896
Furniture and equipment expense	154	150	288	290
Computer expense	245	299	505	579
Professional services	223	208	465	478
Pennsylvania shares tax	225	192	449	384
FDIC insurance	21	72	21	137
ATM and debit card fees	214	221	423	432
Data processing fees	307	305	601	572
Foreclosed assets held for resale expense, net	5	5	14	43
Advertising	72	160	163	313
Other	726	658	1,441	1,301
Total non-interest expense	5,655	5,655	11,570	11,510
Income before income tax expense	3,890	2,797	6,140	5,178
Income tax expense	509	267	706	405
NET INCOME	$3,381	$2,530	$5,434	$4,773
PER SHARE DATA
Net income per share:
Basic	$0.58	$0.44	$0.93	$0.83
Diluted	0.58	0.44	0.93	0.83
Dividends per share	0.27	0.27	0.54	0.54

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(Dollars in thousands)	Three Months Ended
	June 30,
	2020	2019

Net Income	$3,381	$2,530

Other comprehensive income:
Unrealized net holding gains on debt securities available-for-sale arising during the period, net of income taxes of $1,414 and $812, respectively	5,321	3,057

Less reclassification adjustment for net gains included in net income, net of income taxes of $(20) and $(0), respectively (a) (b)	(76)	—

Total other comprehensive income	5,245	3,057

Total Comprehensive Income	$8,626	$5,587

(Dollars in thousands)	Six Months Ended
	June 30,
	2020	2019

Net Income	$5,434	$4,773

Other comprehensive income:
Unrealized net holding gains on debt securities available-for-sale arising during the period, net of income taxes of $1,590 and $1,798, respectively	5,982	6,766

Less reclassification adjustment for net gains included in net income, net of income taxes of $(35) and $(18), respectively (a) (b)	(132)	(67)

Total other comprehensive income	5,850	6,699

Total Comprehensive Income	$11,284	$11,472
(a)	Gross amounts are included in net securities (losses) gains on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

					Accumulated
(Dollars in thousands, except per share data)					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
Balance at January 1, 2020	6,048,506	$12,097	$38,365	$79,778	$4,221	$(5,709)	$128,752
Net Income				2,053			2,053
Other comprehensive income, net of taxes					605		605
Issuance of common stock under dividend reinvestment plan	15,213	30	280				310
Dividends - $0.27 per share				(1,570)			(1,570)
Balance at March 31, 2020	6,063,719	12,127	38,645	80,261	4,826	(5,709)	130,150
Net Income				3,381			3,381
Other comprehensive income, net of taxes					5,245		5,245
Issuance of common stock under dividend reinvestment plan	16,135	33	298				331
Dividends - $0.27 per share				(1,575)			(1,575)
Balance at June 30, 2020	6,079,854	$12,160	$38,943	$82,067	$10,071	$(5,709)	$137,532

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity
Balance at January 1, 2019	5,996,322	$11,993	$37,255	$75,798	$(2,581)	$(5,709)	$116,756
Net Income				2,243			2,243
Other comprehensive income, net of taxes					3,642		3,642
Issuance of common stock under dividend reinvestment plan	12,312	24	254				278
Dividends - $0.27 per share				(1,557)			(1,557)
Balance at March 31, 2019	6,008,634	12,017	37,509	76,484	1,061	(5,709)	121,362
Net Income				2,530			2,530
Other comprehensive income, net of taxes					3,057		3,057
Issuance of common stock under dividend reinvestment plan	12,821	26	292				318
Dividends - $0.27 per share				(1,560)			(1,560)
Balance at June 30, 2019	6,021,455	$12,043	$37,801	$77,454	$4,118	$(5,709)	$125,707

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

(Dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,434	$4,773
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	388	138
Depreciation and amortization	621	518
Net premium amortization on securities	982	1,398
Deferred income tax (benefit) expense	(411)	113
Gains on sales of mortgage loans	(297)	(115)
Proceeds from sales of mortgage loans originated for sale	8,625	3,768
Originations of mortgage loans originated for sale	(10,033)	(3,960)
Net securities losses (gains)	303	(195)
Net losses on sales of foreclosed real estate held for resale, including write-downs	—	20
(Increase) decrease in accrued interest receivable	(1,175)	107
Earnings on investment in bank owned life insurance	(306)	(309)
Net losses on disposals of premises and equipment	—	4
Decrease (increase) in other assets	715	(1,862)
Amortization of investment in low-income housing partnerships	181	177
Decrease in accrued interest payable	(153)	(46)
(Decrease) increase in other liabilities	(28)	1,583
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,846	6,112
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of debt securities available-for-sale	13,552	32,374
Proceeds from maturities and redemptions of debt securities available-for-sale	21,962	11,185
Purchases of debt securities available-for-sale	(63,685)	(25,917)
Net change in restricted investment in bank stocks	808	2,207
Net increase in loans	(27,544)	(5,450)
Purchase of premises and equipment	(143)	(334)
Purchase of investment in real estate venture	—	(85)
Proceeds from sales of foreclosed assets held for resale	—	248
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(55,050)	14,228
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	83,098	35,172
Net decrease in short-term borrowings	(21,348)	(54,294)
Proceeds from long-term borrowings	—	10,000
Repayment of long-term borrowings	(10,000)	(10,000)
Common stock issued	625	596
Dividends paid	(3,145)	(3,117)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	49,230	(21,643)
DECREASE IN CASH AND CASH EQUIVALENTS	(974)	(1,303)
CASH AND CASH EQUIVALENTS, BEGINNING	10,724	10,950
CASH AND CASH EQUIVALENTS, ENDING	$9,750	$9,647
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,058	$5,336
Income taxes paid	—	263
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Loans transferred to foreclosed assets held for resale	50	—
Loans transferred from held for sale portfolio	(149)	—
Common stock subscription receivable	16	―
Right-of-use assets obtained in exchange for lease liabilities	—	1,465

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Recently adopted ASUs:

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with its carrying amount. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The update also eliminated the requirements for zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments are effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this update on January 1, 2020 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The adoption of this update on January 1, 2020 did not have a material impact on the Company's consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate ("LIBOR"), or by another reference rate that is expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company has evaluated the impact of the provisions of ASU 2020-04 on our financial condition, results of operations and cash flows, and determined that there is no material impact on the consolidated financial statements and related disclosures.

Pending ASUs:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), to delay the effective date for smaller reporting companies to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. While the Company (a smaller reporting company) is currently evaluating the provisions of ASU 2016-13 to determine the potential impact of the new standard will have on the Company's consolidated financial statements, it has taken steps to prepare for the implementation when it becomes effective, such as: forming an internal committee, gathering pertinent data, consulting with outside professionals, subscribing to a new software system, and running existing and new methodologies concurrently through the period of implementation.

NOTE 3 — SECURITIES

The Company classifies its securities as either “Held-to-Maturity” or “Available-for-Sale” at the time of purchase. Securities are accounted for on a trade date basis. Debt securities are classified as Held-to-Maturity when the Company has the ability and positive intent to hold the securities to maturity. Securities classified as Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “Available-For-Sale” were as follows at June 30, 2020 and December 31, 2019:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2020:	Cost	Gains	Losses	Value
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	61,994	2,064	(91)	63,967
Other	11,754	1	(139)	11,616
Other mortgage backed securities	28,649	89	(102)	28,636
Obligations of state and political subdivisions	139,006	11,869	(10)	150,865
Asset backed securities	40,127	—	(1,282)	38,845
Corporate debt securities	18,411	375	(26)	18,760
Total	$299,941	$14,398	$(1,650)	$312,689

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019:	Cost	Gains	Losses	Value
U.S. Treasury securities	$2,852	$3	$—	$2,855
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	77,131	539	(387)	77,283
Other	10,381	4	(88)	10,297
Other mortgage backed securities	11,145	3	(10)	11,138
Obligations of state and political subdivisions	114,934	5,490	(48)	120,376
Asset backed securities	37,596	115	(175)	37,536
Corporate debt securities	18,546	182	(285)	18,443
Total	$272,585	$6,336	$(993)	$277,928

Securities Available-for-Sale with an aggregate fair value of $228,837,000 at June 30, 2020 and $201,468,000 at December 31, 2019, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $153,021,000 at June 30, 2020 and $143,546,000 at December 31, 2019.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at June 30, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
	Debt Securities Available-For-Sale
(Dollars in thousands)		U.S. Government	Other	Obligations
		Agency &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$—	$2,893	$—	$2,650
Fair value	—	—	—	2,923	—	2,664

1 - 5 Years:
Amortized cost	—	672	—	19,099	2,213	15,761
Fair value	—	685	—	19,872	2,184	16,096

5 - 10 Years:
Amortized cost	—	23,257	6,011	23,360	9,579	—
Fair value	—	23,134	6,010	25,005	9,250	—

After 10 Years:
Amortized cost	—	49,819	22,638	93,654	28,335	—
Fair value	—	51,764	22,626	103,065	27,411	—

Total:
Amortized cost	$—	$73,748	$28,649	$139,006	$40,127	$18,411
Fair value	—	75,583	28,636	150,865	38,845	18,760
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at June 30, 2020. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Debt Securities Available-For-Sale for the three months ended June 30, 2020 and 2019 were $2,370,000 and $0, respectively. Gross gains realized on these sales were $96,000 and $0, respectively. There were no gross losses realized on these sales for the three months ended June 30, 2020 or 2019. There were no impairment losses realized on Debt Securities Available-For-Sale during the three months ended June 30, 2020 or 2019.

Proceeds from sales of investments in Debt Securities Available-For-Sale for the six months ended June 30, 2020 and 2019 were $13,552,000 and $32,374,000, respectively. Gross gains realized on these sales were $272,000 and $187,000, respectively. Gross losses realized on these sales were $105,000 and $102,000, respectively. There were no impairment losses realized on Debt Securities Available-For-Sale during the six months ended June 30, 2020 or 2019.

At June 30, 2020 and December 31, 2019, the Company had $1,463,000 and $1,933,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the six months ended June 30, 2020 and 2019:

(Dollars in thousands)	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Net (losses) and gains recognized during the period on equity securities	$(470)	$110
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—
Net (losses) and gains recognized during the reporting period on equity securities still held at the reporting date	$(470)	$110

There were no proceeds from sales of investments in Held-to-Maturity debt securities during the six months ended June 30, 2020 or 2019. Therefore, there were no gains or losses realized during these periods.

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

The Company and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at June 30, 2020 or December 31, 2019.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of June 30, 2020 and December 31, 2019:

June 30, 2020

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	2,823	(10)	7,767	(81)	10,590	(91)
Other	3,559	(49)	6,512	(90)	10,071	(139)
Other mortgage backed debt securities	18,651	(102)	—	—	18,651	(102)
Obligations of state and political subdivisions	1,275	(10)	—	—	1,275	(10)
Asset backed securities	38,845	(1,282)	—	—	38,845	(1,282)
Corporate debt securities	1,492	(9)	4,483	(17)	5,975	(26)
Total	$66,645	$(1,462)	$18,762	$(188)	$85,407	$(1,650)

December 31, 2019

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	39,085	(221)	12,650	(166)	51,735	(387)
Other	4,382	(24)	4,594	(64)	8,976	(88)
Other mortgage backed debt securities	4,056	(10)	—	—	4,056	(10)
Obligations of state and political subdivisions	1,993	(15)	1,081	(33)	3,074	(48)
Asset backed securities	19,236	(175)	—	—	19,236	(175)
Corporate debt securities	3,484	(16)	7,231	(269)	10,715	(285)
Total	$72,236	$(461)	$25,556	$(532)	$97,792	$(993)

The Company invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) or Government National Mortgage Association (“GNMA”). The municipal securities consist of general obligations and revenue bonds. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Company’s carrying value at any measurement date. Management does not believe any of their 22 debt securities with a less than one year unrealized loss position, or any of their 13 debt securities with a one year or greater unrealized loss position as of June 30, 2020, represent an other-than-temporary impairment, as the unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company expects to collect all principal and interest payments defined under the original terms as all contracted payments on securities in the portfolio are current as of June 30, 2020.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $3,836,000 and $2,292,000 at June 30, 2020 and December 31, 2019, respectively.

As an addition to the commercial loans receivable portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the U.S. Small Business Administration (“SBA”), United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of June 30, 2020, the Company's balance of GGLs amounted to $5,926,000, compared to $6,150,000 at December 31, 2019.

As a result of the economic impact of the COVID-19 coronavirus pandemic, the Coronavirus Aid Relief, and Economic Security (“CARES Act”) was enacted in the United States on March 27, 2020. The Company is approved by the SBA to fund loans under the SBA’s Paycheck Protection Program (“PPP”) created as part of the CARES Act. The PPP loans have 1.00% interest rates, lender fees, two or five-year terms (depending on date of origination), and may qualify for forgiveness. These loans funded by the Company are subject to the terms and conditions applicable to all loans made pursuant to the PPP, as administered by the SBA under the CARES Act. The Paycheck Protection Program calls for these loans to be fully guaranteed by the SBA. All PPP loans are carried in the Company’s Commercial and Industrial loan portfolio. As of June 30, 2020, the Company had funded 471 PPP loans, which carried a balance of $31,396,000.

An additional provision of the CARES Act, Section 4013 provides financial institutions the option to suspend requirements to categorize certain loan modifications as TDRs, as long as specific criteria are met. To qualify, the loan modifications must be short-term (granted for temporary relief, ex. six months), made on a good-faith basis in response to the COVID-19 pandemic, and the contractual payments of the loan must have been paid current (less than 30 days past due prior to any relief) at the time a modification was implemented. In compliance with Section 4013 of the CARES Act, the Company has granted modification requests to defer principal and/or interest payments or modify interest rates on various loans across all portfolio segments. As of June 30, 2020, 489 modifications carrying a balance of $163,795,000 had been granted in compliance with Section 4013 of the CARES Act. See page 23 for additional information and discussion of the Section 4013 CARES Act modifications.

The loans receivable portfolio is segmented into commercial, residential and consumer loans. Commercial loans consist of the following classes: Commercial and Industrial, and Commercial Real Estate.

Commercial and Industrial Lending

The Company originates commercial and industrial loans primarily to businesses located in its primary market area and surrounding areas. These loans are used for various business purposes, which include short-term loans and lines of credit to finance machinery and equipment, inventory and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Most business lines of credit are written on demand and are reviewed annually.

Commercial and industrial loans are generally secured with short-term assets; however, in many cases, additional collateral such as real estate is provided as additional security for the loan. Loan-to-value maximum thresholds have been established by the Company and are specific to the type of collateral. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, business financial statements, collateral appraisals, etc. Commercial and industrial loans are typically supported by personal guarantees of the borrower.

In underwriting commercial and industrial loans, an analysis is performed to evaluate the borrower’s character and capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as the conditions affecting the borrower. Evaluation of the borrower’s past, present and future cash flows is also an important aspect of the Company’s analysis of the borrower’s ability to repay.

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

Commercial Real Estate Lending

The Company engages in commercial real estate lending in its primary market area and surrounding areas. The Company’s commercial real estate portfolio is secured primarily by commercial retail space, commercial office buildings, residential housing and hotels. Generally, commercial real estate loans have terms that do not exceed twenty years, have loan-to-value ratios of up to eighty percent of the value of the collateral property, and are typically supported by personal guarantees of the borrowers.

In underwriting these loans, the Company performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The value of the property is determined by either independent appraisers or internal evaluations by Bank officers.

Commercial real estate loans generally present a higher level of risk than residential real estate secured loans. Repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project and/or the effect of the general economic conditions on income producing properties.

Residential Real Estate Lending (Including Home Equity)

The Company’s residential real estate portfolio is comprised of one-to-four family residential mortgage loan originations, home equity term loans and home equity lines of credit. These loans are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals. These loans originate primarily within or with customers from the Company’s market area.

The Company’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. The Company offers fixed-rate mortgage loans with terms up to a maximum of thirty years for both permanent structures and those under construction. Loans with terms of thirty years are normally held for sale and sold without recourse; most of the residential mortgages held in the Company’s residential real estate portfolio have maximum terms of twenty years. Generally, the majority of the Company’s residential mortgage loans originate with a loan-to-value of eighty percent or less, or those with primary mortgage insurance at ninety-five percent or less. Home equity term loans are secured by the borrower’s primary residence and typically have a maximum loan-to-value of eighty percent and a maximum term of fifteen years. In general, home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of eighty percent and a maximum term of twenty years.

In underwriting one-to-four family residential mortgage loans, the Company evaluates the borrower’s ability to make monthly payments, the borrower’s repayment history and the value of the property securing the loan. The ability and willingness to repay is assessed based upon the borrower’s employment history, current financial conditions and credit background. A majority of the properties securing residential real estate loans made by the Company are appraised by independent appraisers. The Company generally requires mortgage loan borrowers to obtain an attorney’s title opinion or title insurance and fire and property insurance, including flood insurance, if applicable.

Residential mortgage loans, home equity term loans and home equity lines of credit generally present a lower level of risk than consumer loans because they are secured by the borrower’s primary residence. Risk is increased when the Company is in a subordinate position, especially to another lender, for the loan collateral.

Consumer Lending

The Company offers a variety of secured and unsecured consumer loans, including vehicle loans, stock loans and loans secured by financial institution deposits. These loans originate primarily within or with customers from the Company’s market area.

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

The allowance for loan losses is maintained at a level estimated by management to be adequate to absorb potential loan losses. Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are individually classified as impaired. Select loans are not aggregated for collective impairment evaluation, as such; all loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loans may be reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers all other loans not identified as impaired (aside from Government Guaranteed Loans, which do not require an allowance) and is based on historical losses and qualitative factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over an eight quarter lookback period that management has determined best represents the current credit cycle. Qualitative factors impacting each portfolio segment may include: delinquency trends, loan volume trends, Bank policy changes, management processes and oversight, economic trends (including change in consumer and business disposable incomes, unemployment and under-employment levels, and other conditions), concentrations by industry or product, internal and external loan review processes, collateral value and market conditions, and external factors including regulatory issues and competition. In response to the COVID-19 pandemic and its impact on the current economy, the qualitative factors across all loan segments were increased by two basis points during the first quarter of 2020. Qualitative factors across all loan segments were increased by an additional basis point during the second quarter of 2020, as there is still economic uncertainty related to the COVID-19 pandemic.

Government Guaranteed Loans do not require an associated allowance for loan losses due to the underlying irrevocable and unconditional guarantee, which is supported by the full faith and credit of the U.S. Government. Should a GGL default, the loan will be repurchased by the originating bank or the appropriate government agency that has provided the guarantee for the loan.

Although Paycheck Protection Program loans do not require an associated allowance for loan losses due to the program’s call for a full guarantee by the SBA, the Company has taken the conservative approach and has calculated a qualitative allocation for the PPP loans under the general component of the allowance for the Commercial and Industrial portfolio.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the amount of the reserve for unfunded lending commitments was $213,000 and $117,000, respectively.

The Company is subject to periodic examination by its federal and state examiners, and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the existing loan agreement. Under current accounting standards, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s effective interest rate at inception or the fair value of the collateral for certain collateral dependent loans.

From time to time, the Bank may agree to modify/restructure the contractual terms of a borrower's loan. The restructuring of a loan is considered a “troubled debt restructuring” if both the following conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the Company has granted a concession. The most common concessions granted include one or more modifications to the terms of the debt, such as (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, and (d) a reduction in the contractual payment amount for either a short period or remaining term of the loan. A less common concession is the forgiveness of a portion of the principal.

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

Loans modified in a troubled debt restructuring are considered impaired and may or may not be placed on non-accrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrates a period of performance according to the restructured terms of six months. Any loan modifications made in response to the COVID-19 pandemic are not considered troubled debt restructurings as long as the criteria set forth in Section 4013 of the CARES Act are met. See Page 23 for further discussion of the Section 4013 CARES Act modifications.

The Company utilizes a risk grading matrix as a tool for managing credit risk in the loan portfolio and assigns an asset quality rating (risk grade) to all Commercial and Industrial, Commercial Real Estate, Residential Real Estate

and Consumer borrowings. An asset quality rating is assigned using the guidance provided in the Company’s loan policy. Primary responsibility for assigning the asset quality rating rests with the credit department. The asset quality rating is validated periodically by both an internal and external loan review process.

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

Assets in this category are protected but have potential weakness which may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date. No loss of principal or interest is envisioned; however, they constitute an undue credit risk that may be minor but is unwarranted in light of the circumstances surrounding a specific asset. Risk is increasing beyond that at which the loan originally would have been granted. Historically, cash flows are inconsistent; financial trends show some deterioration. Liquidity and leverage are above industry averages. Financial information could be incomplete or inadequate. A Special Mention asset has potential weaknesses that deserve management’s close attention.

Risk Grade 8 − SUBSTANDARD (Non-Pass Category)

Generally, these assets are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have “well-defined” weaknesses that jeopardize the full liquidation of the debt.

These loans are characterized by the distinct possibility that the Company will sustain some loss if the aggregate amount of substandard assets is not fully covered by the liquidation of the collateral used as security. Substandard loans have a high probability of payment default and require more intensive supervision by Company management.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of June 30, 2020 and December 31, 2019:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Grade:
1-6 Pass	$99,225	$84,999	$405,929	$382,510
7 Special Mention	—	2	—	944
8 Substandard	901	1,068	9,781	11,590
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	167	643	770	757
Total loans	$100,293	$86,712	$416,480	$395,801

	Residential Real Estate
	Including Home Equity		Consumer
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Grade:
1-6 Pass	$153,816	$158,301	$5,261	$5,662
7 Special Mention	—	117	—	83
8 Substandard	1,087	1,048	8	35
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	(109)	(116)	78	89
Total loans	$154,794	$159,350	$5,347	$5,869

	Total Loans
	June 30,	December 31,
	2020	2019
Grade:
1-6 Pass	$664,231	$631,472
7 Special Mention	—	1,146
8 Substandard	11,777	13,741
9 Doubtful	—	—
Add (deduct): Unearned discount and	—	—
Net deferred loan fees and costs	906	1,373
Total loans	$676,914	$647,732

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $7,395,000 and $1,925,000 at June 30, 2020 and $17,848,000 and $2,007,000 at December 31, 2019. Commercial and Industrial loans also included $5,926,000 and $6,150,000 of Government Guaranteed Loans and $31,396,000 and $0 of

Paycheck Protection Program loans as of June 30, 2020 and December 31, 2019, respectively. Loans held for sale amounted to $3,836,000 at June 30, 2020 and $2,292,000 at December 31, 2019.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended June 30, 2020:
Allowance for Loan Losses:
Beginning balance	$663	$4,328	$1,643	$113	$432	$7,179
Charge-offs	(20)	(15)	—	(6)	—	(41)
Recoveries	—	—	—	2	—	2
Provision (credit)	180	(98)	(35)	(3)	150	194
Ending Balance	$823	$4,215	$1,608	$106	$582	$7,334

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the six month period ended June 30, 2020:
Allowance for Loan Losses:
Beginning balance	$634	$4,116	$1,665	$114	$476	$7,005
Charge-offs	(24)	(15)	—	(22)	—	(61)
Recoveries	—	—	—	2	—	2
Provision (credit)	213	114	(57)	12	106	388
Ending Balance	$823	$4,215	$1,608	$106	$582	$7,334
Ending balance: individually
evaluated for impairment	$—	$3	$1	$—	$—	$4
Ending balance: collectively
evaluated for impairment	$823	$4,212	$1,607	$106	$582	$7,330

Loans Receivable:
Ending Balance	$100,293	$416,480	$154,794	$5,347	$—	$676,914
Ending balance: individually
evaluated for impairment	$1,062	$11,531	$1,107	$—	$—	$13,700
Ending balance: collectively
evaluated for impairment	$99,231	$404,949	$153,687	$5,347	$—	$663,214

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended June 30, 2019:
Allowance for Loan Losses:
Beginning balance	$732	$3,865	$1,641	$110	$414	$6,762
Charge-offs	—	—	(28)	(10)	—	(38)
Recoveries	—	—	—	2	—	2
Provision (credit)	(89)	34	28	9	64	46
Ending Balance	$643	$3,899	$1,641	$111	$478	$6,772

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the six month period ended June 30, 2019:
Allowance for Loan Losses:
Beginning balance	$724	$3,700	$1,650	$117	$554	$6,745
Charge-offs	—	(64)	(28)	(25)	—	(117)
Recoveries	1	—	2	3	—	6
Provision (credit)	(82)	263	17	16	(76)	138
Ending Balance	$643	$3,899	$1,641	$111	$478	$6,772
Ending balance: individually
evaluated for impairment	$—	$—	$3	$—	$—	$3
Ending balance: collectively
evaluated for impairment	$643	$3,899	$1,638	$111	$478	$6,769

Loans Receivable:
Ending Balance	$81,553	$364,390	$160,362	$5,776	$—	$612,081
Ending balance: individually
evaluated for impairment	$1,105	$11,333	$834	$—	$—	$13,272
Ending balance: collectively
evaluated for impairment	$80,448	$353,057	$159,528	$5,776	$—	$598,809

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2019
Allowance for Loan Losses:
Beginning balance	$724	$3,700	$1,650	$117	$554	$6,745
Charge-offs	—	(64)	(69)	(71)	—	(204)
Recoveries	6	—	2	6	—	14
Provision (credit)	(96)	480	82	62	(78)	450
Ending Balance	$634	$4,116	$1,665	$114	$476	$7,005
Ending balance: individually
evaluated for impairment	$—	$1	$—	$—	$—	$1
Ending balance: collectively
evaluated for impairment	$634	$4,115	$1,665	$114	$476	$7,004

Loans Receivable:
Ending Balance	$86,712	$395,801	$159,350	$5,869	$—	$647,732
Ending balance: individually
evaluated for impairment	$1,084	$11,158	$712	$—	$—	$12,954
Ending balance: collectively
evaluated for impairment	$85,628	$384,643	$158,638	$5,869	$—	$634,778

Of the $169,000 in foreclosed assets held for resale at June 30, 2020, $38,000 was represented by land, $50,000 was represented by residential real estate, and $81,000 was represented by commercial real estate. Of the $119,000 in foreclosed assets held for resale at December 31, 2019, $38,000 was represented by land and $81,000 was represented by commercial real estate. At June 30, 2020 and December 31, 2019, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $993,000 at June 30, 2020 and $617,000 at December 31, 2019. These balances were not included in foreclosed assets held for resale at June 30, 2020 or December 31, 2019.

The outstanding recorded investment of TDRs as of June 30, 2020 and December 31, 2019 was $8,506,000 and $8,678,000, respectively. The decrease in TDRs at June 30, 2020 as compared to December 31, 2019 is mainly attributable to payments, payoffs, and charge-offs on existing TDRs that were completed during the six months ended June 30, 2020, net against three small loans that were modified as TDRs during the three months ended June 30, 2020. There were no unfunded commitments on TDRs at June 30, 2020 and December 31, 2019.

During the three months ended June 30, 2020, three Commercial Real Estate loans with a combined post modification balance of $159,000 were modified as TDRs. No loans were modified as TDRs during the first three months of 2020 or during the three or six months ended June 30, 2019.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2020	2019
Non-accrual TDRs	$1,690	$112
Accruing TDRs	6,816	8,566
Total	$8,506	$8,678

At June 30, 2020, eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $1,108,000 and three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $752,000 were not in compliance with the terms of their restructure, compared to June 30, 2019 when six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $486,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $4,000 were not in compliance with the terms of their restructure.

Of the loans that were modified as TDRs during the twelve months preceding June 30, 2020, two Commercial Real Estate loans totaling $62,000 experienced payment defaults during the three months ended June 30, 2020. No loans that were modified as TDRs during the twelve months preceding June 30, 2020 experienced payment defaults during the first three months of 2020. No loans that were modified as TDRs during the twelve months preceding June 30, 2019 experienced payment defaults during the three or six months ended June 30, 2019.

The following table presents information regarding the loan modifications categorized as TDRs during the three and six months ended June 30, 2020. No loans were modified as TDRs during the three or six months ended June 30, 2019.

(Dollars in thousands)	For the Three Months Ended June 30, 2020
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial Real Estate	3	$159	$159	$159
Total	3	$159	$159	$159

(Dollars in thousands)	For the Six Months Ended June 30, 2020
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial Real Estate	3	$159	$159	$159
Total	3	$159	$159	$159

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three and six months ended June 30, 2020 with the total number of each type of modification performed. No loans were modified as TDRs during the three or six months ended June 30, 2019.

	For the Three Months Ended June 30, 2020
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial Real Estate	—	—	3	3
Total	—	—	3	3

	For the Six Months Ended June 30, 2020
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial Real Estate	—	—	3	3
Total	—	—	3	3

In the wake of the COVID-19 pandemic, loan modification requests have been granted to defer principal and/or interest payments or modify interest rates. These loans are not classified as TDRs according to Section 4013 of the CARES Act, as long as the specific criteria set forth in the Act are met. The table below presents information related to loan modifications made in compliance with Section 4013 of the CARES Act as of June 30, 2020:

(Dollars in thousands)			Percent of
		Recorded	Total Section		Count Returned
		Investment as of	4013 CARES	Percent of	to Normal
	Count	June 30, 2020	Act Modifications	Total Loans	Payment Status

Commercial and Industrial	66	$11,540	7.04%	1.71%	—
Commercial Real Estate	326	143,986	87.91%	21.27%	—
Residential Real Estate	87	8,143	4.97%	1.20%	5
Consumer	10	126	0.08%	0.02%	2
Total loans	489	$163,795	100.00%	24.20%	7

As of June 30, 2020, there were no subsequent modifications beyond the original agreed upon modification terms for loans modified in compliance with Section 4013 of the CARES Act.

The recorded investment, unpaid principal balance, and the related allowance of the Company’s impaired loans are summarized below at June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,062	$1,062	$—	$1,084	$1,084	$—
Commercial Real Estate	11,316	14,224	—	11,130	14,147	—
Residential Real Estate	1,087	1,172	—	712	822	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	215	215	3	28	28	1
Residential Real Estate	20	20	1	—	—	—
Total	$13,700	$16,693	$4	$12,954	$16,081	$1
Total consists of:
Commercial and Industrial	$1,062	$1,062	$—	$1,084	$1,084	$—
Commercial Real Estate	$11,531	$14,439	$3	$11,158	$14,175	$1
Residential Real Estate	$1,107	$1,192	$1	$712	$822	$—

At June 30, 2020 and December 31, 2019, $8,506,000 and $8,678,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $4,000 and $1,000, respectively. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Company’s impaired loans are summarized below for the three and six months ended June 30, 2020 and 2019.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	June 30, 2020		June 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,068	$2	$1,111	$13
Commercial Real Estate	11,300	75	11,856	102
Residential Real Estate	1,088	—	447	4

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	217	3	—	—
Residential Real Estate	20	1	56	—
Total	$13,693	$81	$13,470	$119

Total consists of:
Commercial and Industrial	$1,068	$2	$1,111	$13
Commercial Real Estate	$11,517	$78	$11,856	$102
Residential Real Estate	$1,108	$1	$503	$4

Of the $81,000 and $119,000 in interest income recognized on impaired loans for the three months ended June 30, 2020 and 2019, respectively, $0 and $5,000 in interest income was recognized with respect to non-accrual loans.

(Dollars in thousands)	For the Six Months Ended		For the Six Months Ended
	June 30, 2020		June 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,074	$8	$1,116	$27
Commercial Real Estate	11,217	151	13,700	252
Residential Real Estate	984	—	444	5

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	166	4	51	1
Residential Real Estate	21	2	28	—
Total	$13,462	$165	$15,339	$285

Total consists of:
Commercial and Industrial	$1,074	$8	$1,116	$27
Commercial Real Estate	$11,383	$155	$13,751	$253
Residential Real Estate	$1,005	$2	$472	$5

Of the $165,000 and $285,000 in interest income recognized on impaired loans for the six months ended June 30, 2020 and 2019, $5,000 in interest income was recognized with respect to non-accrual loans for each respective period.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of June 30, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)	June 30,	December 31,
	2020	2019
Commercial and Industrial	$752	$—
Commercial Real Estate	5,045	3,697
Residential Real Estate	1,087	691
Total non-accrual loans	6,884	4,388
Foreclosed assets held for resale	169	119
Loans past-due 90 days or more and still accruing interest	866	100
Total non-performing assets	$7,919	$4,607

The following tables present the classes of the loan portfolio summarized by past-due status at June 30, 2020 and December 31, 2019:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
June 30, 2020:
Commercial and Industrial	$20	$716	$417	$1,153	$99,140	$100,293	$380
Commercial Real Estate	1,760	648	4,914	7,322	409,158	416,480	486
Residential Real Estate	111	349	911	1,371	153,423	154,794	—
Consumer	16	2	—	18	5,329	5,347	—
Total	$1,907	$1,715	$6,242	$9,864	$667,050	$676,914	$866

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2019:
Commercial and Industrial	$—	$26	$—	$26	$86,686	$86,712	$—
Commercial Real Estate	880	957	3,502	5,339	390,462	395,801	—
Residential Real Estate	1,118	506	613	2,237	157,113	159,350	100
Consumer	24	5	—	29	5,840	5,869	—
Total	$2,022	$1,494	$4,115	$7,631	$640,101	$647,732	$100

At this time, there have been no material fluctuations in past-due loans as a result of the COVID-19 pandemic.

At June 30, 2020 and December 31, 2019, commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit totaling $1,249,000 that was associated with a loan to a developer of a residential sub-division.

NOTE 5 — DEPOSITS

Major classifications of deposits at June 30, 2020 and December 31, 2019 consisted of:

(Dollars in thousands)	June 30,	December 31,
	2020	2019
Non-interest bearing demand	$185,835	$134,648
Interest bearing demand	245,741	218,847
Savings	205,348	173,069
Time certificates of deposits less than $250,000	189,439	210,916
Time certificates of deposits $250,000 or greater	16,773	23,006
Other time	1,590	1,142
Total deposits	$844,726	$761,628

Total deposits increased $83,098,000 to $844,726,000 as of June 30, 2020 due to increases in non-interest bearing, interest bearing and savings deposits. The increase in deposits was the result of many different factors including the deposit of at least $19,000,000 in stimulus funds, via check or ACH, and $31,396,000 in PPP loan proceeds.

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings. Short-term borrowings and weighted–average interest rates at June 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	June 30, 2020		December 31, 2019
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—%	$—	2.01%
Securities sold under agreements to repurchase	20,660	0.87%	14,042	1.03%
Federal Discount Window	—	—%	—	2.92%
Federal Home Loan Bank of Pittsburgh	12,655	1.04%	40,621	2.59%
	$33,315	1.00%	$54,663	2.37%

The decrease in short-term borrowings was funded by increased deposit balances.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.

As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability on the Company’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is not offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Company does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements.

The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default (e.g., fails to make an interest payment to the counterparty). The collateral is held by a correspondent bank in the counterparty’s custodial account. The counterparty has the right to sell or repledge the investment securities.

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
June 30, 2020
Repurchase agreements (a)	$20,660	$—	$20,660	$(20,660)	$—	$—

December 31, 2019
Repurchase agreements (a)	$14,042	$—	$14,042	$(14,042)	$—	$—
(a)	As of June 30, 2020 and December 31, 2019, the fair value of securities pledged in connection with repurchase agreements was $23,185,000 and $22,413,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2020:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
June 30, 2020:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$20,660	$—	$—	$—	$20,660
Total	$20,660	$—	$—	$—	$20,660

Long-Term Borrowings

Long-term borrowings are comprised of advances from the FHLB. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The principal assets are certain real estate mortgages and investment securities.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position or results of operations of the Company.

The Bank currently leases three branch banking facilities and one parcel of land under operating leases. At June 30, 2020, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,218,000 and $1,556,000, respectively. At December 31, 2019, right-of-use assets and lease liabilities stood at $1,470,000 and $1,663,000, respectively. Further options to extend or terminate the lease are not applicable for any of the four leases. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Bank recognized total operating lease costs for the six months ended June 30, 2020 and 2019 of $221,000 and $96,000, respectively. Cash payments totaled $77,000 for the six months ended June 30, 2020 and 2019.

The following table displays the weighted-average term and discount rates for operating leases outstanding as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
	Operating	Operating
Weighted-average term (years)	25.50	25.63
Weighted-average discount rate	3.87%	3.85%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	June 30,	December 31,
	2020	2019
Minimum Lease Payments due:
Within one year	$130	$148
After one but within two years	102	106
After two but within three years	68	86
After three but within four years	68	68
After four but within five years	68	68
After five years	2,292	2,326
Total undiscounted cash flows	2,728	2,802
Discount on cash flows	(1,172)	(1,139)
Total lease liability	$1,556	$1,663

NOTE 8 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company does not engage in trading activities with respect to any of its financial instruments with off-balance sheet risk.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at June 30, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)
	June 30, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$155,037	$122,082
Financial standby letters of credit	$1,325	$335
Performance standby letters of credit	$3,290	$3,230

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses that may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, owner-occupied income-producing commercial properties, and residential real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company may hold collateral (similar to the items held as collateral for commitments to extend credit) to support standby letters of credit for which collateral is deemed necessary.

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At June 30, 2020, the Company had $571,274,000 in loans secured by real estate, which represented 84.4% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of June 30, 2020 and December 31, 2019, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

As all financial instruments are subject to some level of credit risk, the Company requires collateral and/or guarantees for all loans. Collateral may include, but is not limited to property, plant, and equipment, commercial and/or residential real estate property, land, and pledge of securities. In the event of a borrower’s default, the collateral supporting the loan may be seized in order to recoup losses associated with the loan. The Company also establishes an allowance for loan losses that constitutes the amount available to absorb losses within the loan portfolio that may exist due to deficiencies in collateral values.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At June 30, 2020 and December 31, 2019, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

June 30, 2020	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	63,967	—	63,967
Other	—	11,616	—	11,616
Other mortgage backed debt securities	—	28,636	—	28,636
Obligations of state and political subdivisions	—	150,865	—	150,865
Asset backed securities	—	38,845	—	38,845
Corporate debt securities	—	18,760	—	18,760
Total debt securities available-for-sale	—	312,689	—	312,689
Marketable equity securities	1,463	—	—	1,463
Total recurring fair value measurements	$1,463	$312,689	$—	$314,152

(Dollars in thousands)

December 31, 2019	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$2,855	$—	$2,855
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	77,283	—	77,283
Other	—	10,297	—	10,297
Other mortgage backed debt securities	—	11,138	—	11,138
Obligations of state and political subdivisions	—	120,376	—	120,376
Asset backed securities	—	37,536	—	37,536
Corporate debt securities	—	18,443	—	18,443
Total debt securities available-for-sale	—	277,928	—	277,928
Marketable equity securities	1,933	—	—	1,933
Total recurring fair value measurements	$1,933	$277,928	$—	$279,861

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Company does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2020 or 2019.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2020 and December 31, 2019, impaired loans measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at June 30, 2020
Impaired loans:
Commercial Real Estate	$—	$—	$6,385	$6,385
Residential Real Estate	—	—	188	188
Total impaired loans	$—	$—	$6,573	$6,573

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2019
Impaired loans:
Commercial Real Estate	$—	$—	$6,218	$6,218
Residential Real Estate	—	—	221	221
Total impaired loans	$—	$—	$6,439	$6,439

These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the impaired loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2020 and 2019.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2020 and December 31, 2019, foreclosed assets held for resale measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at June 30, 2020
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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
June 30, 2020	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans - collateral dependent	$3,381	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(13%) – (77%)	(18%)
Impaired loans - other	$3,192	Discounted cash flow	Discount rate	(5%) – (9%)	(6%)
Foreclosed assets held for resale	$81	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(35%) –(35%)	(35%)

December 31, 2019
Impaired loans - collater dependent	$3,419	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (77%)	(17%)
Impaired loans - other	$3,020	Discounted cash flow	Discount rate	(7%) – (8%)	(7%)
Foreclosed assets held for resale	$81	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(35%) – (35%)	(35%)
[1]	Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.
[2]

Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

[3]	Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at June 30, 2020
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,162	$9,162	$—	$—	$9,162
Interest-bearing deposits in other banks	588	—	588	—	588
Time deposits with other banks	247	—	255	—	255
Restricted investment in bank stocks	3,416	—	3,416	—	3,416
Net loans	669,580	—	—	699,432	699,432
Mortgage servicing rights	282	—	—	282	282
Accrued interest receivable	4,580	—	4,580	—	4,580

FINANCIAL LIABILITIES:
Demand, savings and other deposits	636,924	—	636,924	—	636,924
Time deposits	207,802	—	210,900	—	210,900
Short-term borrowings	33,315	—	33,350	—	33,350
Long-term borrowings	45,000	—	47,660	—	47,660
Accrued interest payable	453	—	453	—	453

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2019
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$10,251	$10,251	$—	$—	$10,251
Interest-bearing deposits in other banks	473	—	473	—	473
Time deposits with other banks	247	—	250	—	250
Restricted investment in bank stocks	4,224	—	4,224	—	4,224
Net loans	640,727	—	—	655,301	655,301
Mortgage servicing rights	283	—	—	283	283
Accrued interest receivable	3,405	—	3,405	—	3,405

FINANCIAL LIABILITIES:
Demand, savings and other deposits	526,564	—	526,564	—	526,564
Time deposits	235,064	—	235,134	—	235,134
Short-term borrowings	54,663	—	54,655	—	54,655
Long-term borrowings	55,000	—	55,809	—	55,809
Accrued interest payable	606	—	606	—	606

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

NOTE 10 — REVENUE RECOGNITION

In accordance with ASU 2014-09 Revenue from Contracts with Customers – Topic 606, and all subsequent ASUs that modified ASC 606, the main types of revenue contracts included in non-interest income within the consolidated statements of income are as follows:

Deposits related fees and service charges

Service charges and fees on deposits, which are included as liabilities in the consolidated balance sheets, consist of fees related to monthly fees for various retail and business checking accounts, automated teller machine (“ATM”) fees

(charged for withdrawals by our deposit customers from other bank ATMs) and insufficient funds fees (“NSF”) (which are charged when customers overdraw their accounts beyond available funds). All deposit liabilities are considered to have one-day terms and therefore related fees are recognized in income at the time when the services are provided to the customers. The Company elected to adopt practical expedient related to incremental costs of obtaining deposit contracts. As such, any costs associated with acquiring the deposits, except for time deposits with maturities in excess of one year, are recognized as an expense within non-interest expense in the consolidated statements of income when incurred as the amortization period of the deposit liabilities that otherwise would have been recognized is one year or less.

Wealth/Asset/Trust Management Fees

Wealth management services are delivered to individuals, corporations and retirement funds located primarily within our geographic markets. The Trust Department of the Company conducts the wealth management operations, which provides a broad range of personal and corporate fiduciary services, including the administration of estates.

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of June 30, 2020 and December 31, 2019, the fair value of trust assets under management was $111,320,000 and $111,160,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

Interchange Fees and Surcharges

Interchange fees are related to the acceptance and settlement of debit card transactions, both point-of-sale and ATM, to cover operating costs and risks associated with the approval and settlement of the transactions. Interchange fees vary by type of transaction and each merchant sector. Net income recognized from interchange fees is included in non-interest income on the consolidated statements of income. A surcharge is assessed for use of the Company’s ATMs by non-customers. All interchange fees and surcharges are recognized as received on a daily basis for the prior business day’s transactions. All expenses related to the settlement of debit card transactions (both point-of-sale and ATM) are recognized on a monthly basis and included in non-interest expense on the consolidated statements of income.

NOTE 11 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At June 30, 2020 and 2019, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Three Months Ended
	June 30,
	2020	2019
Net income	$3,381	$2,530
Weighted-average common shares outstanding	5,832	5,777
Basic and diluted earnings per share	$0.58	$0.44

(In thousands, except earnings per share)	Six Months Ended
	June 30,
	2020	2019
Net income	$5,434	$4,773
Weighted-average common shares outstanding	5,825	5,771
Basic and diluted earnings per share	$0.93	$0.83

Item 2.  First Keystone Corporation Management’s Discussion and Analysis of Financial Condition and Results of Operation

This quarterly report contains certain forward-looking statements, which are included pursuant to the “safeharbor” provisions of the Private Securities Litigation Reform Act of 1995, and reflect management’s beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties, including changes in general economic and financial market conditions, the Company’s ability to effectively carry out its business plans and changes in regulatory or legislative requirements. Other factors that could cause or contribute to such differences are changes in competitive conditions, and pending or threatened litigation. Although management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

CRITICAL ACCOUNTING ESTIMATES

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2019 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

Quarter ended June 30, 2020 compared to quarter ended June 30, 2019

First Keystone Corporation realized earnings for the second quarter of 2020 of $3,381,000, an increase of $851,000, or 33.6% from the second quarter of 2019. The increase in net income for the three months ended June 30, 2020 was primarily due to a decrease in interest expense on deposits and short-term borrowings, plus an increase in interest and fee income on loans.

On a per share basis, for the three months ended June 30, 2020, net income was $0.58 versus $0.44 for the second quarter of 2019. Cash dividends amounted to $0.27 per share for the the three months ended June 30, 2020 and 2019.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest income less interest expense. In the the three months ended June 30, 2020, interest income amounted to $9,631,000, an increase of $152,000 or 1.6% from the three months ended June 30, 2019, while interest expense amounted to $1,513,000 in the three months ended June 30, 2020, a decrease of $1,084,000 or 41.7% from the three months ended June 30, 2019. As a result, net interest income increased $1,236,000 or 18.0% to $8,118,000 from $6,882,000 for the same period in 2019.

The Company’s net interest margin for the three months ended June 30, 2020 was 3.48% compared to 3.19% for same period in 2019. The increase in net interest margin was primarily a result of a decrease in yield on short-term borrowings as a result of the continuing low interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended June 30, 2020 and 2019 was $194,000 and $46,000, respectively. The increase in the provision for loan losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for loan losses for the three months ended June 30, 2020 is also reflective of management’s assessment of the increased credit risk associated with the economic uncertainty surrounding the COVID-19 pandemic. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $39,000 and $36,000 for the the three months ended June 30, 2020 and 2019, respectively. See Allowance for Loan Losses on page 43 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,621,000 for the three months ended June 30, 2020, as compared to $1,616,000 for the same period in 2019, an increase of $5,000, or 0.3%. The increase was mainly due to increased gains on the sales of mortgage loans and securities, offset by lower service charge and fee income.

Net securities gains increased $72,000 to $164,000 for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This increase was due to the Bank taking $96,000 in net gains on the sales of securities in the second quarter of 2020. Trust department income decreased $30,000 or 11.4% to $234,000 for the three months ended June 30, 2020 as compared to the same period in 2019. This decrease was the result of higher income from trust estate fees earned in the second quarter of 2019. Service charges and fee income decreased $191,000 or 35.8%. The decrease was mainly due to lower fees earned on deposit accounts as overdraft fees and several other deposit account service charges were waived during the second quarter of 2020 due to the COVID-19 pandemic. ATM fees and debit card income increased $45,000 or 10.7% to $464,000 for the three months ended June 30, 2020. Gains on sales of mortgage loans increased $129,000 or 172.0% to $204,000 due to more than twice as many sold loans with higher average gains in the second quarter of 2020 as compared to 2019.

NON-INTEREST EXPENSE

Total non-interest expense was $5,655,000 for the three months ended June 30, 2020, the same as compared to the three months ended June 30, 2019.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $2,959,000 or 52.3% of total non-interest expense for the three months ended June 30, 2020, as compared to $2,953,000 or 52.2% for the three months ended June 30, 2019.

Net occupancy, furniture and equipment, and computer expense amounted to $903,000 for the three months ended June 30, 2020, an increase of $22,000 or 2.5%. Professional services increased $15,000 or 7.2% to $223,000 as of June 30, 2020. Pennsylvania shares tax expense amounted to $225,000 for the three months ended June 30, 2020, an increase of $33,000 or 17.2% as compared to the three months ended June 30, 2019. The increase was the result of an increase in total equity.

FDIC insurance expense decreased $51,000 or 70.8% for the three months ended June 30, 2020. This decrease was due to small bank assessment credits received from the FDIC for the first quarter of 2020 effectively reducing the expense for the second quarter of 2020. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $214,000 for the three months ended June 30, 2020, a decrease of $7,000 or 3.2% as compared to the three months ended June 30, 2019. Data processing expenses amounted to $307,000 for the three months ended June 30, 2020, an increase of $2,000 or 0.7% as compared to the three months ended June 30, 2019.

Foreclosed assets held for resale expense amounted to $5,000 for the three months ended June 30, 2020, the same as compared to the three months ended June 30, 2019. Advertising expense decreased $88,000 or 55.0% during the three months ended June 30, 2020. This decrease was due to a less aggressive advertising approach in 2020 due to the COVID-19 pandemic, as the second quarter of 2020 saw less newspaper advertising and civic advertising. Civic advertising was affected by the COVID-19 pandemic as many events that the Bank would normally sponsor were canceled.

Other non-interest expense amounted to $726,000 for the three months ended June 30, 2020, an increase of $68,000 or 10.3% as compared to the three months ended June 30, 2019. The increase was due to an increase in the provision for unfunded commitments due to higher officer commitment balances requiring a reserve, as well as an increase in loan collections expense resulting from a right of setoff taken from a customer’s account in the prior year to cover various expenses paid by the Bank.

INCOME TAXES

Income tax expense amounted to $509,000 for the three months ended June 30, 2020, as compared to $267,000 for the three months ended June 30, 2019, an increase of $242,000. The effective total income tax rate was 13.1% for the three months ended June 30, 2020 as compared to 9.5% for the three months ended June 30, 2019. The increase in the effective tax rate was mainly due to a net decrease in tax-exempt income from investments in and loans to state and local units of government. The Company recognized $101,000 of tax credits from low-income housing partnerships in the three months ended June 30, 2020.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

First Keystone Corporation realized earnings for the six months ended June 30, 2020 of $5,434,000, an increase of $661,000, or 13.8% from the same period in 2019. The increase in net income for the six months ended June 30, 2020 was primarily due to an increase in net interest income, offset by a decrease in net securities gains.

On a per share basis, net income was $0.93 for the six months ended June 30, 2020 versus $0.83 for the same period in 2019. Cash dividends amounted to $0.54 per share for the six months ended June 30, 2020 and 2019.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest income less interest expense. For the six months ended June 30, 2020, interest income amounted to $19,399,000, an increase of $406,000 or 2.1% from the six months ended June 30, 2019, while interest expense amounted to $3,905,000 in the six months ended June 30, 2020, a decrease of $1,385,000 or 26.2% from the six months ended June 30, 2019. As a result, net interest income increased $1,791,000 or 13.1% to $15,494,000 from $13,703,000 for the same period in 2019.

The Company’s net interest margin for the six months ended June 30, 2020 was 3.39% compared to 3.17% for same period in 2019. The increase in net interest margin was a result of a decrease in yield on short-term borrowings as a result of the continuing low interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six months ended June 30, 2020 and 2019 was $388,000 and $138,000, respectively. The increase in the provision for loan losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for loan losses for the six months ended June 30, 2020 is also reflective of management’s assessment of the increased credit risk associated with the economic uncertainty surrounding the COVID-19 pandemic.Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $59,000 and $111,000 for the six months ended June 30, 2020 and 2019, respectively. See Allowance for Loan Losses on page 43 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $2,604,000 for the six months ended June 30, 2020, as compared to $3,123,000 for the same period in 2019, a decrease of $519,000, or 16.6%. The decrease was mainly the result of net losses on held equity securities in the first half of 2020.

ATM fees and debit card income increased $67,000 or 8.4% to $863,000 for the six months ended June 30, 2020. Service charges and fee income decreased $206,000 for the six months ended June 30, 2020. The decrease was mainly due to lower fees earned on deposit accounts as overdraft fees and several other deposit account service charges were waived during the second quarter of 2020 due to the COVID-19 pandemic. Gains on sales of mortgage loans increased $182,000 or 158.3% due to twice as many sold loans with higher average gains in the first half of 2020 as compared to the first half of 2019. Trust department income decreased $70,000 or 13.3% to $455,000 for the six months ended June 30, 2020 as compared to the same period in 2019. The decrease was the result of higher income earned from trust estate fees in the first half of 2019. Net securities gains decreased $498,000 or 255.4% to $(303,000) for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was due to the Company recognizing $470,000 in net losses on equity securities held during the first half of 2020.

NON-INTEREST EXPENSE

Total non-interest expense was $11,570,000 for the six months ended June 30, 2020, as compared to $11,510,000 for the six months ended June 30, 2019. Non-interest expense increased $60,000 or 0.5%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $6,178,000 or 53.4% of total non-interest expense for the six months ended June 30, 2020, as compared to $6,085,000 or 52.9% for the six months ended June 30, 2019.

Net occupancy, furniture and equipment, and computer expense amounted to $1,815,000 for the six months ended June 30, 2020, an increase of $50,000 or 2.8%. Professional services decreased $13,000 or 2.7% to $465,000 for the six months ended June 30, 2020. Pennsylvania shares tax expense amounted to $449,000 for the six months ended June 30, 2020, an increase of $65,000 or 16.9% as compared to the six months ended June 30, 2019. The increase was the result of an increase in total equity.

FDIC insurance expense decreased $116,000 or 84.7% for the six months ended June 30, 2020. This decrease was due to small bank assessment credits received from the FDIC effectively reducing the expense in 2020. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $423,000 for the six months ended June 30, 2020, a decrease of $9,000 or 2.1% as compared to the six months ended June 30, 2019. Data processing expenses amounted to $601,000 for the six months ended June 30, 2020, an increase of $29,000 or 5.1% as compared to the six months ended June 30, 2019.

Foreclosed assets held for resale expense decreased $29,000 for the six months ended June 30, 2020. There were additional expenses incurred on foreclosed property purchases in the first half of 2019 along with less general expenses on foreclosed assets in 2020 due to fewer properties owned and maintained. Advertising expense decreased $150,000 or 47.9% during the six months ended June 30, 2020. The decrease was due to a less aggressive advertising approach in the first half of 2020 due to the COVID-19 pandemic, as the first half of 2020 saw less newspaper advertising and civic advertising. Civic advertising was affected by the COVID-19 pandemic as many events that the Bank would normally sponsor were canceled.

Other non-interest expense amounted to $1,441,000 for the six months ended June 30, 2020, an increase of $140,000 or 10.8% as compared to the six months ended June 30, 2019. The increase was due to several factors. There was an increase in the provision for unfunded commitments due to higher officer commitment balances requiring a reserve, an increase in loan collections expense resulting from a right of setoff taken from a customer’s account in the prior year to cover various expenses paid by the Bank and higher promotional expenses for free appraisals given by the Bank.

INCOME TAXES

Income tax expense amounted to $706,000 for the six months ended June 30, 2020, as compared to $405,000 for the six months ended June 30, 2019, an increase of $301,000. The effective total income tax rate was 11.5% for the six months ended June 30, 2020 as compared to 7.8% for the six months ended June 30, 2019. The increase in the effective tax rate was mainly due to a net decrease in tax-exempt income from investments in and loans to state and local units of government. The Company recognized $202,000 of tax credits from low-income housing partnerships in the six months ended June 30, 2020.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,068,719,000 as of June 30, 2020, an increase of $61,493,000 from year-end 2019. Total assets as of December 31, 2019 amounted to $1,007,226,000.

Total debt securities available-for-sale increased $34,761,000 or 12.5% to $312,689,000 as of June 30, 2020 from December 31, 2019.

Total loans increased $29,182,000 or 4.5% to $676,914,000 as of June 30, 2020 from December 31, 2019. Loan demand grew in the six months ended June 30, 2020 as the Bank has realized an increase in loan originations, primarily in the commercial real estate and commercial and industrial portfolios. The increase was mainly due the origination of $31,396,000 in PPP loans.

Interest receivable increased $1,175,000 or 34.5% to $4,580,000 as of June 30, 2020 from December 31, 2019. The increase was mainly due to the full payment deferrals of several loans that were modified in response to the COVID-19 panedmic under Section 4013 of the CARES Act.

Total deposits increased $83,098,000 or 10.9% to $844,726,000 as of June 30, 2020 from December 31, 2019. The increase was mainly due to the deposit of customer stimulus funds issued in accordance with the CARES Act, the deposit of PPP loan proceeds and an increase in deposits associated with municipal customers.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings decreased in the six months ended June 30, 2020 by $31,348,000 to $78,315,000 from $109,663,000 as of December 31, 2019. Borrowings decreased mainly due to increased deposit balances.

Total stockholders’ equity increased to $137,532,000 at June 30, 2020, an increase of $8,780,000 or 6.8% from December 31, 2019 due to an increase in accumulated other comprehensive income and retained earnings.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 92.9% at June 30, 2020 and 92.4% at June 30, 2019. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $676,914,000 as of June 30, 2020, up $29,182,000, or 4.5% since year-end 2019. The loan portfolio continues to be well diversified. Non-performing assets increased since year-end 2019, but overall asset quality has remained consistent. Total non-performing assets were $7,919,000 as of June 30, 2020, an increase of $3,312,000, or 71.9% from $4,607,000 reported in non-performing assets as of December 31, 2019. Total allowance for loan losses to total non-performing assets was 92.61% as of June 30, 2020 and 152.05% at December 31, 2019. The increase in non-performing assets during the six months ended June 30, 2020 was mainly due to several loans that were moved to non-accrual status during the first quarter of 2020. See the Non-Performing Assets section on page 44 for more information.

In addition to loans, another primary earning asset is our overall investment portfolio, which increased in size from December 31, 2019 to June 30, 2020. Debt securities available-for-sale amounted to $312,689,000 as of June 30, 2020, an increase of $34,761,000 from year-end 2019.

Interest-bearing deposits in other banks increased as of June 30, 2020, to $588,000 from $473,000 at year-end 2019. Time deposits with other banks were $247,000 at June 30, 2020 and December 31, 2019.

LOANS

Total loans increased to $676,914,000 as of June 30, 2020 as compared to $647,732,000 as of December 31, 2019. The table on page 19 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans increased by $29,182,000 or 4.5%.

Steady demand for borrowing by businesses (including loans issued through the Bank’s participation in the SBA’s Paycheck Protection Program) accounted for the 4.5% increase in the loan portfolio from December 31, 2019 to June 30, 2020. Overall, the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) increased $13,581,000 to $100,293,000 at June 30, 2020 compared to $86,712,000 at December 31, 2019. The increase in the Commercial and Industrial portfolio was mainly attributable to originations of Paycheck Protection Program loans which amounted to $31,396,000. The portion of the Commercial and Industrial portfolio not attributable to the Paycheck Protection Program loans decreased $17,815,000 during the six months ended June 30, 2020. The decrease was mainly attributable to $3,954,000 in new loan originations, offset by a $5,774,000 decrease in utilization of existing Commercial and Industrial lines of credit and loan payoffs of $14,510,000, as well as regular principal payments and other typical fluctuations in the Commercial and Industrial portfolio. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $20,679,000 to $416,480,000 at June 30, 2020 compared to $395,801,000 at December 31, 2019. The increase was mainly the result of $35,071,000 in new loan originations net against a $1,284,000 decrease in utilization of existing Commercial Real Estate lines of credit and $11,146,000 in loan payoffs, in addition to regular principal payments and other typical amortization in the Commercial Real Estate portfolio. Residential Real Estate loans decreased $4,556,000 to $154,794,000 at June 30, 2020, as compared to $159,350,000 at December 31, 2019. The decrease was the result of $9,695,000 in new loan originations, offset by a $137,000 decrease in utilization of existing Residential Real Estate (Home Equity) lines of credit, loan payoffs of $7,752,000, net loans sold of $2,541,000 and regular principal payments and other typical amortization in the Residential Real Estate portfolio. Net loans sold in the six months ended June 30, 2020 consisted of total loans sold during the six months ended June 30, 2020 of $8,328,000, offset with loans opened and sold in the same quarter during the first two quarters of 2020 which amounted to $5,787,000. The Company continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Company derives ongoing income from the servicing of mortgages sold in the secondary market. The Company continues its efforts to lend to creditworthy borrowers..

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $516,773,000 at June 30, 2020. Of total loans, $416,480,000 or 61.5% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Company continues to monitor these portfolios.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $664,231,000 or 98.3% of gross loans are graded Pass; $0 are graded Special Mention; $11,777,000 or 1.7% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades decreased to $11,777,000 at June 30, 2020, as compared to $14,887,000 at December 31, 2019. Commercial and Industrial non-pass grades decreased to $901,000 as of June 30, 2020 as compared to $1,070,000 as of December 31, 2019. Commercial Real Estate non-pass grades decreased to $9,781,000 as of June 30, 2020 as compared to $12,534,000 as of December 31, 2019. The Residential Real Estate and Consumer loan non-pass grades decreased to $1,095,000 as of June 30, 2020 as compared to $1,283,000 as of December 31, 2019. The decrease in Commercial Real Estate non-pass grades at June 30, 2020 as compared to December 31, 2019 is mainly due to one loan to the owner of a recreation facility that carried a balance of $2,640,000 as of December 31, 2019, which was paid off during the three months ended June 30, 2020.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	June 30,	December 31,
	2020	2019
Commercial and Industrial	$100,293	$86,712
Commercial Real Estate	416,480	395,801
Residential Real Estate	154,794	159,350
Consumer	5,347	5,869
Total Loans	$676,914	$647,732

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of June 30, 2020, the allowance for loan losses was $7,334,000 as compared to $7,005,000 as of December 31, 2019. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future. In response to the COVID-19 pandemic and its impact on the current economy, the qualitative factors across all loan segments were increased by two basis points during the first quarter of 2020. Qualitative factors across all loan segments were increased by an additional basis point during the second quarter of 2020, as there is still economic uncertainty related to the COVID-19 pandemic.

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the six months ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, net charge-offs as a percentage of average loans was 0.01% and 0.02%, respectively. Net charge-offs amounted to $59,000 the six months ended June 30, 2020 as compared to $111,000 for the the six months ended June 30, 2019. The decrease in net charge-offs during the six months ended June 30, 2020 as compared to the the six months ended June 30, 2019 is mainly due to one charge-off that was completed during the first quarter of 2020 on a Commercial Real Estate loan to a landscaping company in the amount of $51,000.

For the six months ended June 30, 2020, the provision for loan losses was $388,000 as compared to $138,000 for the six months ended June 30, 2019. The provision, net of charge-offs and recoveries, resulted in the quarter end Allowance for Loan Losses of $7,334,000 of which 11.2% was attributed to the Commercial and Industrial component; 57.5% attributed to the Commercial Real Estate component; 21.9% attributed to the Residential Real Estate component; 1.5% attributed to the Consumer component; and 7.9% being the unallocated component (refer to the activity in Note 4 –

Loans and Allowance for Loan Losses on page 13). The Company determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of June 30, 2020.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	June 30,	June 30,
	2020	2019
Balance at beginning of period	$7,005	$6,745
Charge-offs:
Commercial and Industrial	24	—
Commercial Real Estate	15	64
Residential Real Estate	—	28
Consumer	22	25
	61	117
Recoveries:
Commercial and Industrial	—	1
Commercial Real Estate	—	—
Residential Real Estate	—	2
Consumer	2	3
	2	6

Net charge-offs	59	111
Additions charged to operations	388	138
Balance at end of period	$7,334	$6,772

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.02%
Allowance for loan losses to average loans outstanding during the period	1.10%	1.10%

It is the policy of management and the Company’s Board of Directors to make a provision for both identified and unidentified losses inherent in its loan portfolio. A provision for loan losses is charged to operations based upon an evaluation of the potential losses in the loan portfolio. This evaluation takes into account such factors as portfolio concentrations, delinquency trends, trends of non-accrual and classified loans, economic conditions, and other relevant factors.

The loan review process, which is conducted quarterly, is an integral part of the Bank’s evaluation of the loan portfolio. A detailed quarterly analysis to determine the adequacy of the Company’s allowance for loan losses is reviewed by the Board of Directors.

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.10% at June 30, 2020 and 2019, respectively.

NON-PERFORMING ASSETS

The table on page 47 details the Company’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Company would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Any loan modifications made in response to the COVID-19 pandemic are not considered troubled debt restructurings as long as the criteria set forth in Section 4013 of the CARES Act are met. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $7,919,000 as of June 30, 2020, as compared to $4,607,000 as of December 31, 2019. The economy, in particular, the political unrest both domestic and abroad, the looming presidential election, the various tariffs both imposed and threatened, the recession resulting from the COVID-19 pandemic, the recent rate cuts by the Fed, and the continued slowness in the housing industries in our market areas has had a direct effect on the Company’s non-performing assets. The Company is closely monitoring its Commercial Real Estate portfolio because of the current uncertain economic environment. Non-accrual loans totaled $6,884,000 as of June 30, 2020, as compared to $4,388,000 as of December 31, 2019. Foreclosed assets held for resale increased to $169,000 as of June 30, 2020, compared to $119,000 as of December 31, 2019. Loans past-due 90 days or more and still accruing interest amounted to $866,000 at June 30, 2020, as compared to $100,000 as of December 31, 2019. At June 30, 2020, loans past-due 90 days or more and still accruing interest consisted of one Commercial and Industrial loan and one Commercial Real Estate loan which were both well secured and in the process of collection.

The increase in non-accrual loans at June 30, 2020, as compared to December 31, 2019 is mainly due to the addition of several large loans/loan relationships to non-accrual status during the first quarter of 2020. Five loans to a plastic processing company focused on non-post-consumer recycling totaling $1,280,000 were moved to non-accrual status during the first quarter of 2020 due to strained liquidity and the borrower’s inability to make required payments, as the owner has decreased the level of operations and is exploring options to obtain an additional investor or liquidate the business. A loan in the amount of $842,000 to a golf course and catering venue was moved to non-accrual status during the first quarter of 2020 due to the borrower’s inability to make monthly payments due to cash flow challenges exacerbated by the seasonality of the industry. A residential mortgage in the amount of $356,000 to the owner of a manufacturing company was also moved to non-accrual status during the first quarter of 2020, as poor payment performance has led to foreclosure proceedings related to the associated property.

Non-performing assets to total loans was 1.17% at June 30, 2020 and 0.71% at December 31, 2019. Non-performing assets to total assets was 0.74% at June 30, 2020 and 0.46% at December 31, 2019. The allowance for loan losses to total non-performing assets was 92.61% as of June 30, 2020 as compared to 152.05% as of December 31, 2019. Additional detail can be found on page 47 in the Non-Performing Assets and Impaired Loans table and page 25 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time workout department to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $405,000 at June 30, 2020, compared to $4,074,000 at December 31, 2019.

Impaired loans were $13,700,000 at June 30, 2020 and $12,954,000 at December 31, 2019. The largest impaired loan relationship at June 30, 2020 consisted of a non-performing loan to a student housing holding company which was secured by commercial real estate. At June 30, 2020, the loan carried a balance of $3,176,000, net of $1,904,000 that had been charged off to date. The second largest impaired loan relationship at June 30, 2020 consisted of one performing loan to a student housing holding company, which was classified as a TDR. The loan was secured by commercial real estate and carried a balance of $2,961,000 as of June 30, 2020, net of $943,000 that had been charged off to date. The third largest impaired loan relationship at June 30, 2020 consisted of a substandard performing loan to a developer of a residential sub-division in the amount of $1,432,000, which was secured by commercial real estate and classified as a TDR.

The Company estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $13,700,000 in impaired loans at June 30, 2020, none were located outside of the Company’s primary market area.

The outstanding recorded investment of TDRs as of June 30, 2020 and December 31, 2019 was $8,506,000 and $8,678,000, respectively. The decrease in TDRs at June 30, 2020 as compared to December 31, 2019 is mainly attributable to payments, payoffs, and charge-offs on existing TDRs that were completed during the six months ended June 30, 2020, net against three small loans that were modified as TDRs during the three months ended June 30, 2020. Of the twenty-nine restructured loans at June 30, 2020, six loans were classified in the Commercial and Industrial portfolio, twenty-two loans were classified in the Commercial Real Estate portfolio, and one loan was classified in the Residential Real Estate portfolio. Troubled debt restructurings at June 30, 2020 consisted of eleven term modifications beyond the original stated term, three rate modifications, and fourteen payment modifications. There was also one troubled debt restructuring that experienced all three types of modifications—payment, rate, and term. TDRs are separately evaluated for payment disclosures, and if necessary, a specific allocation is established. There were specific allocations of $4,000 and $1,000 attributable to the TDRs at June 30, 2020 and December 31, 2019, respectively. There were no unfunded commitments attributable to TDRs at June 30, 2020 and December 31, 2019.

At June 30, 2020, eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $1,108,000 and three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $752,000 were not in compliance with the terms of their restructure, compared to June 30, 2019 when six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $486,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $4,000 were not in compliance with the terms of their restructure.

Of the loans that were modified as TDRs during the twelve months preceding June 30, 2020, two Commercial Real Estate loans totaling $62,000 experienced payment defaults during the three months ended June 30, 2020. No loans that were modified as TDRs during the twelve months preceding June 30, 2020 experienced payment defaults during the first three months of 2020. No loans that were modified as TDRs during the twelve months preceding June 30, 2019 experienced payment defaults during the three or six months ended June 30, 2019.

The Company’s non-accrual loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values.

For non-accrual loans less than $250,000 upon classification and typically at year end, the Company completes a Certificate of Inspection, which includes the results of an onsite inspection, insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.

Improving loan quality is a priority. The Company actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2020. Excluding the assets disclosed in the Non-Performing Assets and Impaired Loans tables on page 47 and the Troubled Debt Restructurings section in Note 4 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

The economic climate is unclear at this time. The COVID-19 pandemic has caused much upheaval and uncertainty in the national and state economy. Experts at all levels are uncertain as to the intermediate or long term affects that may arise. The Company may experience difficulties collecting monthly payments on time from its borrowers, property values may decline, and certain types of loans may need to be modified, which could cause a rise in the level of impaired loans, non-performing assets, charge-offs, and delinquencies. Should increases occur in these areas, additions to the balance of the Company’s allowance for loan losses could be required. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments including the duration and spread of the outbreak.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of June 30, 2020 and December 31, 2019, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Impaired Loans

(Dollars in thousands)	June 30,	December 31,
	2020	2019
Non-performing assets
Non-accrual loans	$6,884	$4,388
Foreclosed assets held for resale	169	119
Loans past-due 90 days or more and still accruing interest	866	100
Total non-performing assets	$7,919	$4,607

Impaired loans
Non-accrual loans	$6,884	$4,388
Accruing TDRs	6,816	8,566
Total impaired loans	13,700	12,954
Allocated allowance for loan losses	(4)	(1)
Net investment in impaired loans	$13,696	$12,953

Impaired loans with a valuation allowance	$235	$28
Impaired loans without a valuation allowance	13,465	12,926
Total impaired loans	$13,700	$12,954

Allocated valuation allowance as a percent of impaired loans	0.03%	0.01%
Impaired loans to total loans	2.02%	2.00%
Non-performing assets to total loans	1.17%	0.71%
Non-performing assets to total assets	0.74%	0.46%
Allowance for loan losses to impaired loans	53.53%	54.08%
Allowance for loan losses to total non-performing assets	92.61%	152.05%

Real estate mortgages comprise 84.4% of the loan portfolio as of June 30, 2020, as compared to 85.7% as of December 31, 2019. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits increased $83,098,000 to $844,726,000 as of June 30, 2020 as non-interest bearing deposits increased by $51,187,000 and interest bearing deposits increased by $31,911,000 from year-end 2019. The increase in deposits was the result of many different factors including the deposit of at least $19,000,000 in stimulus funds, via check or ACH, and $31,396,000 in PPP loan proceeds. Total short-term and long-term borrowings decreased to $78,315,000 as of June 30, 2020, from $109,663,000 at year-end 2019, a decrease of $31,348,000 or 28.6%. The decrease in total borrowings was mainly the result of increasing deposit balances in 2020.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the six months ended June 30, 2020, net income less dividends paid increased capital by $2,289,000. Accumulated other comprehensive income (loss) derived from net unrealized gains on debt securities available-for-sale also impacts capital. At December 31, 2019 accumulated other comprehensive income was $4,221,000. Accumulated other comprehensive income stood at $10,071,000 at June 30, 2020, an increase of $5,850,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the six months ended June 30, 2020 at an overall net gain of $167,000. The fluctuations from net unrealized gains on debt securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,612 shares of common stock as treasury stock at June 30, 2020 and December 31, 2019, respectively. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of June 30, 2020 and December 31, 2019, respectively.

Total stockholders’ equity was $137,532,000 as of June 30, 2020, and $128,752,000 as of December 31, 2019.

At June 30, 2020 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of June 30, 2020 and December 31, 2019:

			To Be Well
			Capitalized
			Under Prompt
	June 30,	December 31,	Corrective Action
	2020	2019	Regulations
Tier 1 leverage ratio (to average assets)	9.35%	9.42%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	13.41%	13.50%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.41%	13.50%	8.00%
Total risk-based capital ratio	14.47%	14.53%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of June 30, 2020, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

The Corporation’s capital ratios are not materially different than those of the Bank.

LIQUIDITY

The Company’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity is needed to provide the funding requirements of depositors’ withdrawals, loan growth, and other operational needs.

Sources of liquidity are as follows:

●	Growth in the core deposit base;
●	Proceeds from sales or maturities of investment securities;
●	Payments received on loans and mortgage-backed securities;
●	Overnight correspondent bank borrowings on various credit lines, notes, etc., with various levels of capacity;
●	Securities sold under agreements to repurchase; and
●	Brokered CDs.

At June 30, 2020, the Company had $381,369,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $5,586,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $20,660,000 at June 30, 2020.

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

Net cash flows provided by operating activities were $4,846,000 and $6,112,000 at June 30, 2020 and 2019, respectively. Net income amounted to $5,434,000 for the six months ended June 30, 2020 and $4,773,000 for the six months ended June 30, 2019. During the six months ended June 30, 2020 and 2019, net premium amortization on investment securities amounted to $982,000 and $1,398,000, respectively. Originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $1,408,000 and $192,000 for the six months ended June 30, 2020 and 2019, respectively. Net securities losses were $303,000 for the six months ended June 30, 2020, compared to net securities gains of $195,000 for the six months ended June 30, 2019. Accrued interest receivable increased by $1,175,000 during the six months ended June 30, 2020 and decreased by $107,000 during the six months ended June 30, 2019. Other assets decreased by $715,000 during the six months ended June 30, 2020 and increased by $1,862,000 during the six months ended June 30, 2019. Other liabilities decreased by $28,000 during the six months ended June 30, 2020, compared to an increase of $1,583,000 during the six months ended June 30, 2019

Investing activities used cash of $55,050,000 during the six months ended June 30, 2020 and provided cash of $14,228,000 during the six months ended June 30, 2019. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions net against purchases) used cash of $28,171,000 during the six months ended June 30, 2020 and provided cash of $17,642,000 during the six months ended June 30, 2019. Net cash used to originate loans amounted to $27,544,000 and $5,450,000 during the six months ended June 30, 2020 and 2019, respectively.

Financing activities provided cash of $49,230,000 during the six months ended June 30, 2020 and used cash of $21,643,000 during the six months ended June 30, 2019. Deposits increased by $83,098,000 and $35,172,000 during the six months ended June 30, 2020 and 2019, respectively. Short-term borrowings decreased by $21,348,000 and $54,294,000 during the six months ended June 30, 2020 and 2019, respectively. There were no proceeds from long-term borrowings during the six months ended June 30, 2020, compared to $10,000,000 for the six months ended June 30, 2019. Repayment of long-term borrowings amounted to $10,000,000 for the six months ended June 30, 2020 and $10,000,000 for the six months ended June 30, 2019. Dividends paid amounted to $3,145,000 and $3,117,000 during the six months ended June 30, 2020 and 2019, respectively.

Managing liquidity remains an important segment of asset/liability management. The overall liquidity position of the Company is maintained by an active asset/liability management committee. The Company believes that its core deposit base is stable even in periods of changing interest rates. Liquidity and funds management are governed by policies and are measured on a monthly basis. These measurements indicate that liquidity generally remains stable and exceeds the Company’s minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment, utilizing current funding options and possibly utilizing new options, such as the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).

MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates and equity prices. The Company’s market risk is composed primarily of interest rate risk. The Company’s interest rate risk results from timing differences in the repricing of assets, liabilities, off-balance sheet instruments, and changes in relationships between rate indices and the potential exercise of explicit or embedded options.

Increases in the level of interest rates also may adversely affect the fair value of the Company’s securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Company’s interest-earning assets, which could adversely affect the Company’s results of operations if sold, or, in the case of interest-earning assets classified as available-for-sale, the Company’s stockholders’ equity, if retained. Under FASB ASC 320-10, Investments – Debt Securities, changes in the unrealized gains and losses, net of taxes, on debt securities classified as available-for-sale are reflected in the Company’s stockholders’ equity. The Company does not own any trading assets.

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at June 30, 2020.

Earnings at Risk

The Bank’s Asset/Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Company’s Board of Directors. The Company recognizes that more sophisticated tools exist for measuring the interest rate risk in the balance sheet beyond interest rate sensitivity gap. Although the Company continues to measure its interest rate sensitivity gap, the Company utilizes additional modeling for interest rate risk in the overall balance sheet. Earnings at risk and economic values at risk are analyzed.

Earnings simulation modeling addresses earnings at risk and net present value estimation addresses economic value at risk. While each of these interest rate risk measurements has limitations, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk to the Company.

Earnings Simulation Modeling

The Company’s net income is affected by changes in the level of interest rates. Net income is also subject to changes in the shape of the yield curve. For example, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and increased liability rates, while a steepening would result in increased earnings as earning asset yields widen.

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

The table on the next page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 3.28%, 6.72% and 9.72% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 1.38% and 6.87% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Company’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the six months ended June 30, 2020, the cost of interest-bearing liabilities averaged 1.06%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 4.20%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At June 30, 2020, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with decreases of 125.39% and 308.55%, respectively. Additionally, net present value is projected to increase 83.16%, 135.23%, and 163.47% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. These scenarios presented are within the Company’s policy limits, aside from the 100 basis point immediate decrease scenario at (125.39)% vs. a policy limit of (20)% and the 200 basis point immediate decrease scenario at (308.55)% vs. a policy limit of (30.0)%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(9.72)%
+200 bp Shock vs. Stable Rate	(6.72)%
+100 bp Shock vs. Stable Rate	(3.28)%
Flat rate
‒100 bp Shock vs. Stable Rate	(1.38)%
‒200 bp Shock vs. Stable Rate	(6.87)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	163.47%
+200 bp Shock vs. Stable Rate	135.23%
+100 bp Shock vs. Stable Rate	83.16%
Flat rate
‒100 bp Shock vs. Stable Rate	(125.39)%
‒200 bp Shock vs. Stable Rate	(308.55)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)

Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

b)

Changes in internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Although the Company is subject to various claims and legal actions that occur from time to time in the ordinary course of business, the Company is not party to any pending legal proceedings that management believes could have a material adverse effect on its business, results of operations, financial condition or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2020	―	―	―	120,000
May 1 — May 31, 2020	―	―	―	120,000
June 1 — June 30, 2020	―	―	―	120,000
Total	―	―	―	120,000

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated August 28, 2018).

3.2	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K dated August 28, 2018).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	Inline XBRL Instance Document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (Formatted as Inline XBRL and Contained in Exhibit 101)

*   Denotes a compensatory plan.

** Filed herewith.

The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Company’s principal executive offices.

FIRST KEYSTONE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST KEYSTONE CORPORATION
Registrant

August 7, 2020	/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2020	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)