Form 10-Q
period 2020-09-30
FIRST KEYSTONE CORP
filed 2020-11-16
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 5,865,907 shares as of November 13, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$9,627	$10,251
Interest-bearing deposits in other banks	36,349	473
Total cash and cash equivalents	45,976	10,724
Time deposits with other banks	247	247
Debt securities available-for-sale, at fair value	316,521	277,928
Marketable equity securities, at fair value	1,393	1,933
Restricted investment in bank stocks, at cost	2,247	4,224

Loans	691,766	645,440
Loans held for sale	12,274	2,292
Allowance for loan losses	(7,579)	(7,005)
Net loans	696,461	640,727
Premises and equipment, net	18,875	19,387
Operating lease right-of-use assets	1,125	1,470
Accrued interest receivable	4,730	3,405
Cash surrender value of bank owned life insurance	24,041	23,583
Investments in low-income housing partnerships	1,556	1,828
Goodwill	19,133	19,133
Foreclosed assets held for resale	88	119
Other assets	2,342	2,518
TOTAL ASSETS	$1,134,735	$1,007,226

LIABILITIES
Deposits:
Non-interest bearing	$201,896	$134,648
Interest bearing	717,323	626,980
Total deposits	919,219	761,628
Short-term borrowings	23,123	54,663
Long-term borrowings	45,000	55,000
Operating lease liabilities	1,535	1,663
Accrued interest payable	398	606
Deferred income taxes	1,690	438
Other liabilities	3,301	4,476
TOTAL LIABILITIES	994,266	878,474

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of September 30, 2020 and December 31, 2019; issued 0 as of September 30, 2020 and December 31, 2019	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of September 30, 2020 and December 31, 2019; issued 6,097,519 as of September 30, 2020 and 6,048,506 as of December 31, 2019; outstanding 5,865,907 as of September 30, 2020 and 5,816,894 as of December 31, 2019	12,195	12,097
Surplus	39,243	38,365
Retained earnings	83,625	79,778
Accumulated other comprehensive income	11,115	4,221
Treasury stock, at cost, 231,612 shares as of September 30, 2020 and December 31, 2019	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	140,469	128,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,134,735	$1,007,226

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Interest and fees on loans	$7,948	$7,520	$23,302	$21,790
Interest and dividend income on securities:
Taxable	1,059	1,379	3,509	3,900
Tax-exempt	793	696	2,220	2,543
Dividends	11	12	34	34
Dividend income on restricted investment in bank stocks	39	112	180	421
Interest on interest-bearing deposits in other banks	2	9	6	33
Total interest income	9,852	9,728	29,251	28,721
INTEREST EXPENSE
Interest on deposits	967	1,786	4,038	4,760
Interest on short-term borrowings	30	551	340	2,460
Interest on long-term borrowings	234	252	758	659
Total interest expense	1,231	2,589	5,136	7,879
Net interest income	8,621	7,139	24,115	20,842
Provision for loan losses	294	175	682	313
Net interest income after provision for loan losses	8,327	6,964	23,433	20,529
NON-INTEREST INCOME
Trust department	222	221	677	746
Service charges and fees	409	629	1,250	1,676
Bank owned life insurance income	152	156	458	465
ATM fees and debit card income	501	427	1,364	1,223
Gains on sales of mortgage loans	174	87	471	202
Net securities (losses) gains	(9)	642	(312)	837
Other	66	64	211	200
Total non-interest income	1,515	2,226	4,119	5,349
NON-INTEREST EXPENSE
Salaries and employee benefits	3,554	3,287	9,732	9,372
Occupancy, net	512	432	1,534	1,328
Furniture and equipment expense	147	145	435	435
Computer expense	248	272	753	851
Professional services	220	218	685	696
Pennsylvania shares tax	231	227	680	611
FDIC insurance, net	73	(75)	94	62
ATM and debit card fees	253	232	676	664
Data processing fees	283	274	884	846
Foreclosed assets held for resale expense, net	30	3	44	46
Advertising	82	163	245	476
Other	623	681	2,064	1,982
Total non-interest expense	6,256	5,859	17,826	17,369
Income before income tax expense	3,586	3,331	9,726	8,509
Income tax expense	449	408	1,155	813
NET INCOME	$3,137	$2,923	$8,571	$7,696
PER SHARE DATA
Net income per share:
Basic	$0.54	$0.50	$1.47	$1.33
Diluted	0.54	0.50	1.47	1.33
Dividends per share	0.27	0.27	0.81	0.81

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(Dollars in thousands)	Three Months Ended
	September 30,
	2020	2019

Net Income	$3,137	$2,923

Other comprehensive income:
Unrealized net holding gains on debt securities available-for-sale arising during the period, net of income taxes of $290 and $291, respectively	1,092	1,095

Less reclassification adjustment for net gains included in net income, net of income taxes of $(13) and $(141), respectively (a) (b)	(48)	(530)

Total other comprehensive income	1,044	565

Total Comprehensive Income	$4,181	$3,488

(Dollars in thousands)	Nine Months Ended
	September 30,
	2020	2019

Net Income	$8,571	$7,696

Other comprehensive income:
Unrealized net holding gains on debt securities available-for-sale arising during the period, net of income taxes of $1,880 and $2,089, respectively	7,074	7,861

Less reclassification adjustment for net gains included in net income, net of income taxes of $(48) and $(159), respectively (a) (b)	(180)	(597)

Total other comprehensive income	6,894	7,264

Total Comprehensive Income	$15,465	$14,960
(a)	Gross amounts are included in net securities (losses) gains on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

					Accumulated
(Dollars in thousands, except per share data)					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
Balance at January 1, 2020	6,048,506	$12,097	$38,365	$79,778	$4,221	$(5,709)	$128,752
Net Income				2,053			2,053
Other comprehensive income, net of taxes					605		605
Issuance of common stock under dividend reinvestment plan	15,213	30	280				310
Dividends - $0.27 per share				(1,570)			(1,570)
Balance at March 31, 2020	6,063,719	12,127	38,645	80,261	4,826	(5,709)	130,150
Net Income				3,381			3,381
Other comprehensive income, net of taxes					5,245		5,245
Issuance of common stock under dividend reinvestment plan	16,135	33	298				331
Dividends - $0.27 per share				(1,575)			(1,575)
Balance at June 30, 2020	6,079,854	12,160	38,943	82,067	10,071	(5,709)	137,532
Net Income				3,137			3,137
Other comprehensive income, net of taxes					1,044		1,044
Issuance of common stock under dividend reinvestment plan	17,665	35	300				335
Dividends - $0.27 per share				(1,579)			(1,579)
Balance at September 30, 2020	6,097,519	$12,195	$39,243	$83,625	$11,115	$(5,709)	$140,469

					Accumulated
(Dollars in thousands, except per share data)					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity
Balance at January 1, 2019	5,996,322	$11,993	$37,255	$75,798	$(2,581)	$(5,709)	$116,756
Net Income				2,243			2,243
Other comprehensive income, net of taxes					3,642		3,642
Issuance of common stock under dividend reinvestment plan	12,312	24	254				278
Dividends - $0.27 per share				(1,557)			(1,557)
Balance at March 31, 2019	6,008,634	12,017	37,509	76,484	1,061	(5,709)	121,362
Net Income				2,530			2,530
Other comprehensive income, net of taxes					3,057		3,057
Issuance of common stock under dividend reinvestment plan	12,821	26	292				318
Dividends - $0.27 per share				(1,560)			(1,560)
Balance at June 30, 2019	6,021,455	12,043	37,801	77,454	4,118	(5,709)	125,707
Net Income				2,923			2,923
Other comprehensive income, net of taxes					565		565
Issuance of common stock under dividend reinvestment plan	13,663	27	281				308
Dividends - $0.27 per share				(1,563)			(1,563)
Balance at September 30, 2019	6,035,118	$12,070	$38,082	$78,814	$4,683	$(5,709)	$127,940

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(Dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,571	$7,696
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	682	313
Depreciation and amortization	868	780
Net premium amortization on securities	1,484	2,054
Deferred income tax (benefit) expense	(581)	161
Gains on sales of mortgage loans	(471)	(202)
Proceeds from sales of mortgage loans originated for sale	12,433	7,251
Originations of mortgage loans originated for sale	(22,147)	(8,356)
Net securities losses (gains)	312	(837)
Net losses on sales of foreclosed real estate held for resale, including write-downs	21	20
(Increase) decrease in accrued interest receivable	(1,325)	566
Earnings on investment in bank owned life insurance	(458)	(465)
Net losses on disposals of premises and equipment	1	4
Decrease (increase) in other assets	388	(1,964)
Amortization of investment in low-income housing partnerships	272	265
Decrease in accrued interest payable	(208)	(86)
(Decrease) increase in other liabilities	(1,310)	1,097
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,468)	8,297
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of debt securities available-for-sale	21,692	72,025
Proceeds from maturities and redemptions of debt securities available-for-sale	30,354	15,405
Purchases of debt securities available-for-sale	(83,168)	(60,418)
Net change in restricted investment in bank stocks	1,977	3,107
Net increase in loans	(46,218)	(23,560)
Purchase of premises and equipment	(264)	(454)
Purchase of investment in real estate venture	—	(85)
Proceeds from sales of foreclosed assets held for resale	60	248
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(75,567)	6,268
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	157,591	69,425
Net decrease in short-term borrowings	(31,540)	(84,257)
Proceeds from long-term borrowings	—	30,000
Repayment of long-term borrowings	(10,000)	(20,000)
Common stock issued	960	897
Dividends paid	(4,724)	(4,680)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	112,287	(8,615)
INCREASE IN CASH AND CASH EQUIVALENTS	35,252	5,950
CASH AND CASH EQUIVALENTS, BEGINNING	10,724	10,950
CASH AND CASH EQUIVALENTS, ENDING	$45,976	$16,900
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$5,344	$7,965
Income taxes paid	161	660
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Loans transferred to foreclosed assets held for resale	50	—
Loans transferred from held for sale portfolio	(149)	—
Common stock subscription receivable	16	7
Right-of-use assets obtained in exchange for lease liabilities	—	1,465

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Recently adopted ASUs:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with its carrying amount. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The update also eliminated the requirements for zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments were effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this update on January 1, 2020 did not have a material impact on the Company’s consolidated financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement. The amendments in this update removed required disclosures regarding: 1. The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2. The policy for timing of transfers between levels, 3. The valuation processes for Level 3 fair value measurements, and 4. The update modified the disclosure requirements on fair value measurements in Topic 820: a) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and b) The range and weighted average significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update were effective for all entities for fiscal years, and interim periods within those fiscal years beginning after December 15,

2019. The adoption of this update on January 1, 2020 did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “Available-For-Sale” were as follows at September 30, 2020 and December 31, 2019:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2020:	Cost	Gains	Losses	Value
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	58,012	1,851	(74)	59,789
Other	11,221	3	(117)	11,107
Other mortgage backed securities	35,102	102	(93)	35,111
Obligations of state and political subdivisions	134,558	12,320	—	146,878
Asset backed securities	41,717	79	(420)	41,376
Corporate debt securities	21,842	473	(55)	22,260
Total	$302,452	$14,828	$(759)	$316,521

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019:	Cost	Gains	Losses	Value
U.S. Treasury securities	$2,852	$3	$—	$2,855
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	77,131	539	(387)	77,283
Other	10,381	4	(88)	10,297
Other mortgage backed securities	11,145	3	(10)	11,138
Obligations of state and political subdivisions	114,934	5,490	(48)	120,376
Asset backed securities	37,596	115	(175)	37,536
Corporate debt securities	18,546	182	(285)	18,443
Total	$272,585	$6,336	$(993)	$277,928

Securities Available-for-Sale with an aggregate fair value of $281,172,000 at September 30, 2020 and $201,468,000 at December 31, 2019, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $223,543,000 at September 30, 2020 and $143,546,000 at December 31, 2019.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at September 30, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
	Debt Securities Available-For-Sale
(Dollars in thousands)		U.S. Government	Other	Obligations
		Agency &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$—	$2,892	$—	$2,640
Fair value	—	—	—	2,913	—	2,646

1 - 5 Years:
Amortized cost	—	569	2,657	21,809	1,619	15,702
Fair value	—	579	2,657	22,909	1,612	16,114

5 - 10 Years:
Amortized cost	—	22,816	2,836	17,511	3,119	3,500
Fair value	—	22,726	2,844	18,832	3,181	3,500

After 10 Years:
Amortized cost	—	45,848	29,609	92,346	36,979	—
Fair value	—	47,591	29,610	102,224	36,583	—

Total:
Amortized cost	$—	$69,233	$35,102	$134,558	$41,717	$21,842
Fair value	—	70,896	35,111	146,878	41,376	22,260
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at September 30, 2020. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Debt Securities Available-For-Sale for the three months ended September 30, 2020 and 2019 were $8,140,000 and $39,651,000, respectively. Gross gains realized on these sales were $142,000 and $718,000, respectively. Gross losses on these sales were $81,000 and $47,000, respectively. There were no impairment losses realized on Debt Securities Available-For-Sale during the three months ended September 30, 2020 or 2019.

Proceeds from sales of investments in Debt Securities Available-For-Sale for the nine months ended September 30, 2020 and 2019 were $21,692,000 and $72,025,000, respectively. Gross gains realized on these sales were $414,000 and $905,000, respectively. Gross losses realized on these sales were $186,000 and $149,000, respectively. There were no impairment losses realized on Debt Securities Available-For-Sale during the nine months ended September 30, 2020 or 2019.

At September 30, 2020 and December 31, 2019, the Company had $1,393,000 and $1,933,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the nine months ended September 30, 2020 and 2019:

(Dollars in thousands)	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Net (losses) and gains recognized during the period on equity securities	$(540)	$81
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—
Net (losses) and gains recognized during the reporting period on equity securities still held at the reporting date	$(540)	$81

There were no proceeds from sales of investments in Held-to-Maturity debt securities during the nine months ended September 30, 2020 or 2019. Therefore, there were no gains or losses realized during these periods.

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

The Company and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at September 30, 2020 or December 31, 2019.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of September 30, 2020 and December 31, 2019:

September 30, 2020

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	7,492	(55)	3,105	(19)	10,597	(74)
Other	2,588	(37)	7,187	(80)	9,775	(117)
Other mortgage backed debt securities	19,367	(93)	—	—	19,367	(93)
Obligations of state and political subdivisions	—	—	—	—	—	—
Asset backed securities	24,278	(287)	9,005	(133)	33,283	(420)
Corporate debt securities	1,496	(4)	1,949	(51)	3,445	(55)
Total	$55,221	$(476)	$21,246	$(283)	$76,467	$(759)

December 31, 2019

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	39,085	(221)	12,650	(166)	51,735	(387)
Other	4,382	(24)	4,594	(64)	8,976	(88)
Other mortgage backed debt securities	4,056	(10)	—	—	4,056	(10)
Obligations of state and political subdivisions	1,993	(15)	1,081	(33)	3,074	(48)
Asset backed securities	19,236	(175)	—	—	19,236	(175)
Corporate debt securities	3,484	(16)	7,231	(269)	10,715	(285)
Total	$72,236	$(461)	$25,556	$(532)	$97,792	$(993)

The Company invests in various forms of agency debt including mortgage-backed securities and callable debt. The mortgage-backed securities are issued by Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) or Government National Mortgage Association (“GNMA”). The municipal securities consist of general obligations and revenue bonds. Corporate debt securities consist of senior debt and subordinated debt holdings.

The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Company’s carrying value at any measurement date. Management does not believe any of their 18 debt securities with a less than one year unrealized loss position, or any of their 15 debt securities with a one year or greater unrealized loss position as of September 30, 2020, represent an other-than-temporary impairment, as the unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company expects to collect all principal and interest payments defined under the original terms as all contracted payments on securities in the portfolio are current as of September 30, 2020.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $12,274,000 and $2,292,000 at September 30, 2020 and December 31, 2019, respectively.

As an addition to the commercial loans receivable portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the U.S. Small Business Administration (“SBA”), United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of September 30, 2020, the Company's balance of GGLs amounted to $5,215,000, compared to $6,150,000 at December 31, 2019.

As a result of the economic impact of the COVID-19 coronavirus pandemic, the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) was enacted in the United States on March 27, 2020. The Company is approved by the SBA to fund loans under the SBA’s Paycheck Protection Program (“PPP”) created as part of the CARES Act. The PPP loans have 1.00% interest rates, lender fees, two or five-year terms (depending on date of origination), and may qualify for forgiveness. These loans funded by the Company are subject to the terms and conditions applicable to all loans made pursuant to the PPP, as administered by the SBA under the CARES Act. The Paycheck Protection Program calls for these loans to be fully guaranteed by the SBA. All PPP loans are carried in the Company’s Commercial and Industrial loan portfolio. As of September 30, 2020, the Company had funded 490 PPP loans, which carried a balance of $31,729,000.

An additional provision of the CARES Act, Section 4013 provides financial institutions the option to suspend requirements to categorize certain loan modifications as troubled debt restructurings (“TDRs”), as long as specific criteria are met. To qualify, the loan modifications must be made on a good-faith basis in response to the COVID-19 pandemic, must occur between March 1, 2020 and the earlier of December 31, 2020 or the 60th day after the end of the COVID-19 pandemic is declared by the President of the United States, and the loans must have been paid current (less than 30 days past due prior to any relief) as of December 31, 2019. In compliance with Section 4013 of the CARES Act, the Company has granted modification requests to defer principal and/or interest payments or modify interest rates on various loans across all portfolio segments. Of the loan modifications that have been granted in compliance with Section 4013 of the CARES Act, there were 189 loan modifications still actively on deferral carrying an aggregate balance of $74,935,000 as of September 30, 2020. See page 26 for additional information regarding the Section 4013 CARES Act modifications.

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

In response to the COVID-19 pandemic and its impact on the current economy, the qualitative factors across all loan segments were increased by two basis points during the first quarter of 2020 and again by an additional basis point across all loan segments during the second quarter of 2020. The qualitative factor for the Commercial Real Estate portfolio segment was increased by an additional basis point during the third quarter of 2020, as there is still economic uncertainty related to the COVID-19 pandemic, especially in relation to this segment of the Company’s loan portfolio. Modifications granted in compliance with Section 4013 of the CARES Act are highest in the Commercial Real Estate portfolio segment, the long-term effects of which are still very unclear.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the amount of the reserve for unfunded lending commitments was $138,000 and $117,000, respectively.

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

Loans modified in a troubled debt restructuring are considered impaired and may or may not be placed on non-accrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrates a period of performance according to the restructured terms of six months. Any loan modifications made in response to the COVID-19 pandemic are not considered troubled debt restructurings as long as the criteria set forth in Section 4013 of the CARES Act are met. See page 26 for further discussion of the Section 4013 CARES Act modifications.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of September 30, 2020 and December 31, 2019:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Grade:
1-6 Pass	$99,534	$84,999	$418,965	$382,510
7 Special Mention	66	2	11,543	944
8 Substandard	917	1,068	9,827	11,590
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	(220)	643	760	757
Total loans	$100,297	$86,712	$441,095	$395,801

	Residential Real Estate
	Including Home Equity		Consumer
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Grade:
1-6 Pass	$156,286	$158,301	$5,015	$5,662
7 Special Mention	153	117	12	83
8 Substandard	1,203	1,048	7	35
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	(103)	(116)	75	89
Total loans	$157,539	$159,350	$5,109	$5,869

	Total Loans
	September 30,	December 31,
	2020	2019
Grade:
1-6 Pass	$679,800	$631,472
7 Special Mention	11,774	1,146
8 Substandard	11,954	13,741
9 Doubtful	—	—
Add (deduct): Unearned discount and	—	—
Net deferred loan fees and costs	512	1,373
Total loans	$704,040	$647,732

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $7,322,000 and $1,885,000 at September 30, 2020 and $17,848,000 and $2,007,000 at December 31, 2019. Commercial and Industrial loans also included $5,215,000 and $6,150,000 of Government Guaranteed Loans and $31,729,000 and $0 of Paycheck Protection Program loans as of September 30, 2020 and December 31, 2019, respectively. Loans held for sale amounted to $12,274,000 at September 30, 2020 and $2,292,000 at December 31, 2019.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended September 30, 2020:
Allowance for Loan Losses:
Beginning balance	$823	$4,215	$1,608	$106	$582	$7,334
Charge-offs	(15)	(16)	(13)	(13)	—	(57)
Recoveries	4	—	—	4	—	8
Provision (credit)	22	266	37	4	(35)	294
Ending Balance	$834	$4,465	$1,632	$101	$547	$7,579

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the nine months ended September 30, 2020:
Allowance for Loan Losses:
Beginning balance	$634	$4,116	$1,665	$114	$476	$7,005
Charge-offs	(39)	(31)	(13)	(35)	—	(118)
Recoveries	4	—	—	6	—	10
Provision (credit)	235	380	(20)	16	71	682
Ending Balance	$834	$4,465	$1,632	$101	$547	$7,579
Ending balance: individually
evaluated for impairment	$—	$1	$1	$—	$—	$2
Ending balance: collectively
evaluated for impairment	$834	$4,464	$1,631	$101	$547	$7,577

Loans Receivable:
Ending Balance	$100,297	$441,095	$157,539	$5,109	$—	$704,040
Ending balance: individually
evaluated for impairment	$1,101	$11,775	$1,096	$—	$—	$13,972
Ending balance: collectively
evaluated for impairment	$99,196	$429,320	$156,443	$5,109	$—	$690,068

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three month period ended September 30, 2019:
Allowance for Loan Losses:
Beginning balance	$643	$3,899	$1,641	$111	$478	$6,772
Charge-offs	—	—	(16)	(18)	—	(34)
Recoveries	5	—	—	2	—	7
Provision (credit)	(18)	150	16	15	12	175
Ending Balance	$630	$4,049	$1,641	$110	$490	$6,920

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the nine months ended September 30, 2019:
Allowance for Loan Losses:
Beginning balance	$724	$3,700	$1,650	$117	$554	$6,745
Charge-offs	—	(64)	(44)	(43)	—	(151)
Recoveries	6	—	2	5	—	13
Provision (credit)	(100)	413	33	31	(64)	313
Ending Balance	$630	$4,049	$1,641	$110	$490	$6,920
Ending balance: individually
evaluated for impairment	$—	$1	$—	$—	$—	$1
Ending balance: collectively
evaluated for impairment	$630	$4,048	$1,641	$110	$490	$6,919

Loans Receivable:
Ending Balance	$85,738	$379,665	$159,897	$5,885	$—	$631,185
Ending balance: individually
evaluated for impairment	$1,095	$11,264	$805	$—	$—	$13,164
Ending balance: collectively
evaluated for impairment	$84,643	$368,401	$159,092	$5,885	$—	$618,021

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2019
Allowance for Loan Losses:
Beginning balance	$724	$3,700	$1,650	$117	$554	$6,745
Charge-offs	—	(64)	(69)	(71)	—	(204)
Recoveries	6	—	2	6	—	14
Provision (credit)	(96)	480	82	62	(78)	450
Ending Balance	$634	$4,116	$1,665	$114	$476	$7,005
Ending balance: individually
evaluated for impairment	$—	$1	$—	$—	$—	$1
Ending balance: collectively
evaluated for impairment	$634	$4,115	$1,665	$114	$476	$7,004

Loans Receivable:
Ending Balance	$86,712	$395,801	$159,350	$5,869	$—	$647,732
Ending balance: individually
evaluated for impairment	$1,084	$11,158	$712	$—	$—	$12,954
Ending balance: collectively
evaluated for impairment	$85,628	$384,643	$158,638	$5,869	$—	$634,778

Of the $88,000 in foreclosed assets held for resale at September 30, 2020, $38,000 was represented by land and $50,000 was represented by residential real estate. Of the $119,000 in foreclosed assets held for resale at December 31, 2019, $38,000 was represented by land and $81,000 was represented by commercial real estate. At September 30, 2020 and December 31, 2019, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Bank has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $971,000 at September 30, 2020 and $617,000 at December 31, 2019. These balances were not included in foreclosed assets held for resale at September 30, 2020 or December 31, 2019.

The outstanding recorded investment of TDRs as of September 30, 2020 and December 31, 2019 was $8,807,000 and $8,678,000, respectively. The increase in TDRs at September 30, 2020 as compared to December 31, 2019 is mainly attributable to seven loans that were modified as TDRs during the nine months ended September 30, 2020, net against payments, payoffs, and charge-offs on existing TDRs that were completed during the nine months ended September 30, 2020. There were no unfunded commitments on TDRs at September 30, 2020 and December 31, 2019.

During the three months ended September 30, 2020, four loans with a combined post modification balance of $366,000 were modified as TDRs. No loans were modified as TDRs during the three months ended September 30, 2019. The loan modifications for the three months ended September 30, 2020 consisted of one term modification and three payment modifications.

During the nine months ended September 30, 2020, seven loans with a combined post modification balance of $525,000 were modified as TDRs. No loans were modified as TDRs during the nine months ended September 30, 2019. The loan modifications for the nine months ended September 30, 2020 consisted of one term modification and six payment modifications.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	September 30,	December 31,
	2020	2019
Non-accrual TDRs	$1,675	$112
Accruing TDRs	7,132	8,566
Total	$8,807	$8,678

At September 30, 2020, nine Commercial Real Estate loans classified as TDRs with a combined recorded investment of $1,288,000 and three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $751,000 were not in compliance with the terms of their restructure, compared to September 30, 2019 when nine Commercial Real Estate loans classified as TDRs with a combined recorded investment of $661,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $3,000 were not in compliance with the terms of their restructure.

No loans that were modified as TDRs during the twelve months preceding September 30, 2020 experienced payment defaults during the three months ended September 30, 2020. Of the loans that were modified as TDRs during the twelve months preceding September 30, 2020, two Commercial Real Estate loans totaling $62,000 experienced payment defaults during the nine months ended September 30, 2020. No loans that were modified as TDRs during the twelve months preceding September 30, 2019 experienced payment defaults during the three or nine months ended September 30, 2019.

The following table presents information regarding the loan modifications categorized as TDRs during the three and nine months ended September 30, 2020. No loans were modified as TDRs during the three and nine months ended September 30, 2019.

(Dollars in thousands)	For the Three Months Ended September 30, 2020
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial and Industrial	2	$42	$42	$42
Commercial Real Estate	2	324	324	324
Total	4	$366	$366	$366

(Dollars in thousands)	For the Nine Months Ended September 30, 2020
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial and Industrial	2	$42	$42	$42
Commercial Real Estate	5	483	483	483
Total	7	$525	$525	$525

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three and nine months ended September 30, 2020 with the total number of each type of modification performed. No loans were modified as TDRs during the three or the nine months ended September 30, 2020.

	For the Three Months Ended September 30, 2020
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	—	1	1	2
Commercial Real Estate	—	—	2	2
Total	—	1	3	4

	For the Nine Months Ended September 30, 2020
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	—	1	1	2
Commercial Real Estate	—	—	5	5
Total	—	1	6	7

In the wake of the COVID-19 pandemic, loan modification requests have been granted to defer principal and/or interest payments or modify interest rates. These loans are not classified as TDRs according to Section 4013 of the CARES Act, as long as the specific criteria set forth in the Act are met. The table below presents information related to loan modifications made in compliance with Section 4013 of the CARES Act for the three month period ended September 30, 2020:

(Dollars in thousands)	Commercial and		Commercial		Residential
	Industrial		Real Estate		Real Estate		Consumer		Total
		Recorded		Recorded		Recorded		Recorded		Recorded
	Count	Investment	Count	Investment	Count	Investment	Count	Investment	Count	Investment
Balance at June 30, 2020	66	$11,540	325	$143,886	81	$8,143	18	$126	490	$163,695
Additional modifications granted for the three months ended September 30,2020	3	654	9	2,130	2	641	-	-	14	3,425
Section 4013 CARES Act modifications returned to normal payment status (a)	(28)	(4,943)	(192)	(79,525)	(77)	(7,291)	(18)	(126)	(315)	(91,885)
Principal payments net of draws on active deferred loans for the three months ended September 30, 2020 (b)	N/A	-	N/A	(299)	N/A	(1)	N/A	-	N/A	(300)
Balance at September 30, 2020	41	$7,251	142	$66,192	6	$1,492	—	$—	189	$74,935

Percent of Total Section 4013 CARES Act modifications		9.68%		88.33%		1.99%		0.00%		100.00%
Percent of Total Section 4013 CARES Act modifications to Total Loans		1.03%		9.40%		0.21%		0.00%		10.64%

Subsequent modifications granted for active deferred loans	2	$170	24	$17,220	-	$-	-	$-	26	$17,390

(a) Includes payments made prior to return to normal payment status during the quarter ended September 30, 2020

(b) Draws include those made on lines of credit and other loans contractually allowing draws of principal. No construction loans have experienced a Section 4013 CARES Act modification at the dates indicated

The recorded investment, unpaid principal balance, and the related allowance of the Company’s impaired loans are summarized below at September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,101	$1,101	$—	$1,084	$1,084	$—
Commercial Real Estate	11,747	15,947	—	11,130	14,147	—
Residential Real Estate	1,071	1,289	—	712	822	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	28	50	1	28	28	1
Residential Real Estate	25	60	1	—	—	—
Total	$13,972	$18,447	$2	$12,954	$16,081	$1
Total consists of:
Commercial and Industrial	$1,101	$1,101	$—	$1,084	$1,084	$—
Commercial Real Estate	$11,775	$15,997	$1	$11,158	$14,175	$1
Residential Real Estate	$1,096	$1,349	$1	$712	$822	$—

At September 30, 2020 and December 31, 2019, $8,807,000 and $8,678,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 and $1,000, respectively. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Company’s impaired loans are summarized below for the three and nine months ended September 30, 2020 and 2019.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	September 30, 2020		September 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,080	$4	$1,101	$13
Commercial Real Estate	11,640	93	11,167	91
Residential Real Estate	1,076	—	826	2

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	29	—	131	2
Residential Real Estate	25	—	—	—
Total	$13,850	$97	$13,225	$108

Total consists of:
Commercial and Industrial	$1,080	$4	$1,101	$13
Commercial Real Estate	$11,669	$93	$11,298	$93
Residential Real Estate	$1,101	$—	$826	$2

Of the $97,000 and $108,000 in interest income recognized on impaired loans for the three months ended September 30, 2020 and 2019, respectively, $0 in interest income was recognized with respect to non-accrual loans for each respective period.

(Dollars in thousands)	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2020		September 30, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,076	$12	$1,111	$40
Commercial Real Estate	11,361	243	12,842	343
Residential Real Estate	1,015	1	573	7

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	119	5	83	3
Residential Real Estate	22	1	18	—
Total	$13,593	$262	$14,627	$393

Total consists of:
Commercial and Industrial	$1,076	$12	$1,111	$40
Commercial Real Estate	$11,480	$248	$12,925	$346
Residential Real Estate	$1,037	$2	$591	$7

Of the $262,000 and $393,000 in interest income recognized on impaired loans for the nine months ended September 30, 2020 and 2019, $5,000 in interest income was recognized with respect to non-accrual loans for each respective period.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of September 30, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)	September 30,	December 31,
	2020	2019
Commercial and Industrial	$751	$—
Commercial Real Estate	5,012	3,697
Residential Real Estate	1,077	691
Total non-accrual loans	6,840	4,388
Foreclosed assets held for resale	88	119
Loans past-due 90 days or more and still accruing interest	542	100
Total non-performing assets	$7,470	$4,607

The following tables present the classes of the loan portfolio summarized by past-due status at September 30, 2020 and December 31, 2019:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
September 30, 2020:
Commercial and Industrial	$60	$—	$716	$776	$99,521	$100,297	$—
Commercial Real Estate	2,490	242	5,365	8,097	432,998	441,095	542
Residential Real Estate	806	376	1,064	2,246	155,293	157,539	—
Consumer	16	6	—	22	5,087	5,109	—
Total	$3,372	$624	$7,145	$11,141	$692,899	$704,040	$542

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2019:
Commercial and Industrial	$—	$26	$—	$26	$86,686	$86,712	$—
Commercial Real Estate	880	957	3,502	5,339	390,462	395,801	—
Residential Real Estate	1,118	506	613	2,237	157,113	159,350	100
Consumer	24	5	—	29	5,840	5,869	—
Total	$2,022	$1,494	$4,115	$7,631	$640,101	$647,732	$100

At this time, there have been no material fluctuations in past-due loans as a result of the COVID-19 pandemic.

At September 30, 2020 and December 31, 2019, commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit totaling $1,249,000 that was associated with a loan to a developer of a residential sub-division.

NOTE 5 — DEPOSITS

Major classifications of deposits at September 30, 2020 and December 31, 2019 consisted of:

(Dollars in thousands)	September 30,	December 31,
	2020	2019
Non-interest bearing demand	$201,896	$134,648
Interest bearing demand	313,563	218,847
Savings	204,093	173,069
Time certificates of deposits less than $250,000	181,364	210,916
Time certificates of deposits $250,000 or greater	16,525	23,006
Other time	1,778	1,142
Total deposits	$919,219	$761,628

Total deposits increased $157,591,000 to $919,219,000 as of September 30, 2020 due to increases in non-interest bearing, interest bearing and savings deposits. The increase in deposits was the result of many different factors including the deposit of at least $19,000,000 in stimulus funds, via check or ACH, $31,729,000 in PPP loan proceeds, higher levels of saving, a $58,000,000 increase in highly rate sensitive deposits and other normal fluctuations in deposits during the nine months ended September 30, 2020.

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings. Short-term borrowings and weighted–average interest rates at September 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	September 30, 2020		December 31, 2019
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—%	$—	2.01%
Securities sold under agreements to repurchase	23,123	0.68%	14,042	1.03%
Federal Discount Window	—	0.37%	—	2.92%
Federal Home Loan Bank of Pittsburgh	—	1.00%	40,621	2.59%
	$23,123	0.89%	$54,663	2.37%

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
September 30, 2020
Repurchase agreements (a)	$23,123	$—	$23,123	$(23,123)	$—	$—

December 31, 2019
Repurchase agreements (a)	$14,042	$—	$14,042	$(14,042)	$—	$—
(a)	As of September 30, 2020 and December 31, 2019, the fair value of securities pledged in connection with repurchase agreements was $25,750,000 and $22,413,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2020:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
September 30, 2020:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$23,123	$—	$—	$—	$23,123
Total	$23,123	$—	$—	$—	$23,123

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

The Bank currently leases three branch banking facilities and one parcel of land under operating leases. At September 30, 2020, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,125,000 and $1,535,000, respectively. At December 31, 2019, right-of-use assets and lease liabilities stood at $1,470,000 and $1,663,000, respectively. Further options to extend or terminate the lease are not applicable for any of the four leases. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Bank recognized total operating lease costs for the nine months ended September 30, 2020 and 2019 of $332,000 and $144,000, respectively. Cash payments totaled $116,000 for the nine months ended September 30, 2020 and 2019.

The Bank currently has two finance leases for equipment. At September 30, 2020, right-of-use assets and lease liabilities were recorded related to these finance leases totaling $54,000 and $48,000, respectively. Amounts recognized as right-of-use assets and lease liabilities related to finance leases are included in Premises and equipment, net and Other liabilities, respectively, in the accompanying balance sheet. Further options to extend or terminate the lease are not applicable for any of the two leases. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. Neither of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

Total finance lease costs that were recognized by the Bank for the nine months ended September 30, 2020 were immaterial. No cash payments were made as of September 30, 2020.

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
	Operating	Operating	Finance	Finance
Weighted-average term (years)	25.45	25.63	4.55	—
Weighted-average discount rate	3.89%	3.85%	0.80%	—%

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating or finance lease liability is as follows:

(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
	Operating	Operating	Finance	Finance
Minimum Lease Payments due:
Within one year	$118	$148	$13	$—
After one but within two years	94	106	13	—
After two but within three years	68	86	12	—
After three but within four years	68	68	3	—
After four but within five years	68	68	3	—
After five years	2,275	2,326	6	—
Total undiscounted cash flows	2,691	2,802	50	—
Discount on cash flows	(1,156)	(1,139)	(2)	—
Total lease liability	$1,535	$1,663	$48	$—

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at September 30, 2020 and December 31, 2019 were as follows:

(Dollars in thousands)
	September 30, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$126,706	$122,082
Financial standby letters of credit	$1,325	$335
Performance standby letters of credit	$3,293	$3,230

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

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At September 30, 2020, the Company had $598,634,000 in loans secured by real estate, which represented 85.0% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of September 30, 2020 and December 31, 2019, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own belief about the assumptions market participants would use in pricing the asset or liability based upon the best information available. Fair value measurement and disclosure guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Financial Assets Measured at Fair Value on a Recurring Basis

At September 30, 2020 and December 31, 2019, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

September 30, 2020	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	59,789	—	59,789
Other	—	11,107	—	11,107
Other mortgage backed debt securities	—	35,111	—	35,111
Obligations of state and political subdivisions	—	146,878	—	146,878
Asset backed securities	—	41,376	—	41,376
Corporate debt securities	—	22,260	—	22,260
Total debt securities available-for-sale	—	316,521	—	316,521
Marketable equity securities	1,393	—	—	1,393
Total recurring fair value measurements	$1,393	$316,521	$—	$317,914

(Dollars in thousands)

December 31, 2019	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$2,855	$—	$2,855
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	77,283	—	77,283
Other	—	10,297	—	10,297
Other mortgage backed debt securities	—	11,138	—	11,138
Obligations of state and political subdivisions	—	120,376	—	120,376
Asset backed securities	—	37,536	—	37,536
Corporate debt securities	—	18,443	—	18,443
Total debt securities available-for-sale	—	277,928	—	277,928
Marketable equity securities	1,933	—	—	1,933
Total recurring fair value measurements	$1,933	$277,928	$—	$279,861

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2020 and December 31, 2019, impaired loans measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at September 30, 2020
Impaired loans:
Commercial Real Estate	$—	$—	$6,163	$6,163
Residential Real Estate	—	—	151	151
Total impaired loans	$—	$—	$6,314	$6,314

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2019
Impaired loans:
Commercial Real Estate	$—	$—	$6,218	$6,218
Residential Real Estate	—	—	221	221
Total impaired loans	$—	$—	$6,439	$6,439

These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the impaired loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2020 and 2019.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2020 and December 31, 2019, foreclosed assets held for resale measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at September 30, 2020
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$—	$—
Total foreclosed assets held for resale	$—	$—	$—	$—

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2019
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$81	$81
Total foreclosed assets held for resale	$—	$—	$81	$81

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
September 30, 2020	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans - collateral dependent	$3,346	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(15%) – (87%)	(18%)
Impaired loans - other	$2,968	Discounted cash flow	Discount rate	(7%) – (8%)	(7%)
Foreclosed assets held for resale	$—	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(0%) –(0%)	(0%)

December 31, 2019
Impaired loans - collateral dependent	$3,419	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(10%) – (77%)	(17%)
Impaired loans - other	$3,020	Discounted cash flow	Discount rate	(7%) – (8%)	(7%)
Foreclosed assets held for resale	$81	Appraisal of collateral[1,3]	Appraisal adjustments[2]	(35%) – (35%)	(35%)
[1]	Fair value is generally determined through independent appraisals of the underlying collateral, as defined by Bank regulators.
[2]

Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

[3]	Includes qualitative adjustments by management and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at September 30, 2020
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,627	$9,627	$—	$—	$9,627
Interest-bearing deposits in other banks	36,349	—	36,349	—	36,349
Time deposits with other banks	247	—	254	—	254
Restricted investment in bank stocks	2,247	—	2,247	—	2,247
Net loans	696,461	—	—	726,242	726,242
Mortgage servicing rights	277	—	—	277	277
Accrued interest receivable	4,730	—	4,730	—	4,730

FINANCIAL LIABILITIES:
Demand, savings and other deposits	719,553	—	719,553	—	719,553
Time deposits	199,666	—	202,469	—	202,469
Short-term borrowings	23,123	—	23,128	—	23,128
Long-term borrowings	45,000	—	47,502	—	47,502
Accrued interest payable	398	—	398	—	398

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2019
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$10,251	$10,251	$—	$—	$10,251
Interest-bearing deposits in other banks	473	—	473	—	473
Time deposits with other banks	247	—	250	—	250
Restricted investment in bank stocks	4,224	—	4,224	—	4,224
Net loans	640,727	—	—	655,301	655,301
Mortgage servicing rights	283	—	—	283	283
Accrued interest receivable	3,405	—	3,405	—	3,405

FINANCIAL LIABILITIES:
Demand, savings and other deposits	526,564	—	526,564	—	526,564
Time deposits	235,064	—	235,134	—	235,134
Short-term borrowings	54,663	—	54,655	—	54,655
Long-term borrowings	55,000	—	55,809	—	55,809
Accrued interest payable	606	—	606	—	606

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of September 30, 2020 and December 31, 2019, the fair value of trust assets under management was $111,381,000 and $111,160,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 11 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At September 30, 2020 and 2019, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Three Months Ended
	September 30,
	2020	2019
Net income	$3,137	$2,923
Weighted-average common shares outstanding	5,848	5,790
Basic and diluted earnings per share	$0.54	$0.50

(In thousands, except earnings per share)	Nine Months Ended
	September 30,
	2020	2019
Net income	$8,571	$7,696
Weighted-average common shares outstanding	5,833	5,778
Basic and diluted earnings per share	$1.47	$1.33

NOTE 12 — GOODWILL

Management notes that the emergence of COVID-19 as a global pandemic during the first nine months of 2020 has resulted in significant deterioration in general economic conditions and has caused a deterioration in the environment in which the Corporation operates. This uncertainty has resulted in significant decreases in the market prices for the stock of institutions in the financial services industry, including the Corporation. Based on the totality of the circumstances and the impact of the economic conditions on the stock price, the events more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. As such, a quantitative analysis of the fair value of the Corporation as of September 30, 2020 was performed.

We utilized an independent third party in our analysis which considered both income and market approaches. The income approach used a discounted cash flow analysis based on a five-year forecast of results, including potential cost synergies a buyer would consider. The market approaches took into account the fair value of comparable companies (public guideline companies) as well as the Corporation’s current stock price adjusted for a control premium. We assigned weightings of 40% to the income approach, 10% to the public guideline companies’ result and 50% to the Corporation’s stock price with control premium result. The results indicated the Corporation’s fair value exceeded its carrying value by approximately 2% and no impairment was recognized.

The assumptions used in the impairment test of goodwill are susceptible to change based on changes in economic conditions and other factors, including our stock price. Any change in the assumptions which we utilize to determine the carrying value of goodwill could adversely impact our results of operations.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2020 compared to quarter ended September 30, 2019

First Keystone Corporation realized earnings for the third quarter of 2020 of $3,137,000, an increase of $214,000, or 7.3% from the third quarter of 2019. The increase in net income for the three months ended September 30, 2020 was primarily due to a decrease in interest expense on deposits and short-term borrowings, plus an increase in interest and fee income on loans.

On a per share basis, for the three months ended September 30, 2020, net income was $0.54 versus $0.50 for the third quarter of 2019. Cash dividends amounted to $0.27 per share for the the three months ended September 30, 2020 and 2019.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest income less interest expense. In the three months ended September 30, 2020, interest income amounted to $9,852,000, an increase of $124,000 or 1.3% from the three months ended September 30, 2019, while interest expense amounted to $1,231,000 in the three months ended September 30, 2020, a decrease of $1,358,000 or 52.5% from the three months ended September 30, 2019. As a result, net interest income increased $1,482,000 or 20.8% to $8,621,000 from $7,139,000 for the same period in 2019.

The Company’s net interest margin for the three months ended September 30, 2020 was 3.59% compared to 3.26% for same period in 2019. The increase in net interest margin was primarily a result of a decrease in yield on short-term borrowings as a result of deposit growth and the continuing low interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30, 2020 and 2019 was $294,000 and $175,000, respectively. The increase in the provision for loan losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for loan losses for the three months ended September 30, 2020 is also reflective of management’s assessment of the increased credit risk associated with the economic uncertainty surrounding the COVID-19 pandemic. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $49,000 and $27,000 for the the three months ended September 30, 2020 and 2019, respectively. See Allowance for Loan Losses on page 47 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,515,000 for the three months ended September 30, 2020, as compared to $2,226,000 for the same period in 2019, a decrease of $711,000, or 31.9%. The decrease was mainly due to decreased gains on securities and lower service charge and fee income.

Net securities gains decreased $651,000 to $(9,000) for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease was due to the Bank taking $671,000 in net gains on sold securities in the third quarter of 2019 as compared to taking $61,000 in net gains on sold securities in the third quarter of 2020. Trust department income increased $1,000 or 0.5% to $222,000 for the three months ended September 30, 2020 as compared to the same period in 2019.

Service charges and fee income decreased $220,000 or 35.0%. The decrease was mainly due to lower fees earned on deposit accounts as there have been fewer customers in overdraft status during the third quarter of 2020 as compared to 2019. In addition, there were larger prepayment penalties earned on commercial loan payoffs in the third quarter of 2019. ATM fees and debit card income increased $74,000 or 17.3% to $501,000 for the three months ended September 30, 2020 as a result of increased transaction volume. Gains on sales of mortgage loans increased $87,000 or 100.0% to $174,000 due to higher average gains on individual sold loans in the third quarter of 2020 as compared to 2019.

NON-INTEREST EXPENSE

Total non-interest expense was $6,256,000 for the three months ended September 30, 2020, as compared to $5,859,000 for the three months ended September 30, 2019, an increase of $397,000 or 6.8%. The increase was mainly due to increased salaries and employee benefits and higher FDIC insurance expense.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $3,554,000 or 56.8% of total non-interest expense for the three months ended September 30, 2020, as compared to $3,287,000 or 56.1% for the three months ended September 30, 2019. The increase was due to increased commissions associated with loan growth and bonuses paid to all employees for working through the COVID-19 pandemic.

Net occupancy, furniture and equipment, and computer expense amounted to $907,000 for the three months ended September 30, 2020, an increase of $58,000 or 6.8%. The increase is mainly the result of increased rent expense associated with the new leasing standard. Professional services increased $2,000 or 0.9% to $220,000 as of September 30, 2020. Pennsylvania shares tax expense amounted to $231,000 for the three months ended September 30, 2020, an increase of $4,000 or 1.8% as compared to the three months ended September 30, 2019. The increase was the result of an increase in total equity.

FDIC insurance expense increased $148,000 or 197.3% for the three months ended September 30, 2020. This increase was due to small bank assessment credits received from the FDIC for the third quarter of 2019 effectively reducing the expense for the third quarter of 2019. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $253,000 for the three months ended September 30, 2020, an increase of $21,000 or 9.1% as compared to the three months ended September 30, 2019. Data processing expenses amounted to $283,000 for the three months ended September 30, 2020, an increase of $9,000 or 3.3% as compared to the three months ended September 30, 2019.

Foreclosed assets held for resale expense increased $27,000 to $30,000 for the three months ended September 30, 2020. This increase was due to a loss incurred on the sale of a foreclosed property during the third quarter of 2020. Advertising expense decreased $81,000 or 49.7% during the three months ended September 30, 2020. This decrease was due to a less aggressive advertising approach in 2020 due to the COVID-19 pandemic, as the third quarter of 2020 saw less newspaper advertising and civic advertising. Civic advertising was affected by the COVID-19 pandemic as many events that the Bank would normally sponsor were canceled.

Other non-interest expense amounted to $623,000 for the three months ended September 30, 2020, a decrease of $58,000 or 8.5% as compared to the three months ended September 30, 2019. The decrease was due to a decrease in the provision for unfunded commitments due to increased utilization of commercial and industrial lines of credit and a decrease in commercial real estate commitments in the third quarter of 2020.

INCOME TAXES

Income tax expense amounted to $449,000 for the three months ended September 30, 2020, as compared to $408,000 for the three months ended September 30, 2019, an increase of $41,000. The effective total income tax rate was 12.5% for the three months ended September 30, 2020 as compared to 12.2% for the three months ended September 30, 2019. The increase in the effective tax rate was mainly due to a net decrease in tax-exempt income from investments in and loans to state and local units of government. The Company recognized $101,000 of tax credits from low-income housing partnerships in the three months ended September 30, 2020.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

First Keystone Corporation realized earnings for the nine months ended September 30, 2020 of $8,571,000, an increase of $875,000, or 11.4% from the same period in 2019. The increase in net income for the nine months ended September 30, 2020 was primarily due to an increase in net interest income, offset by a decrease in net securities gains.

On a per share basis, net income was $1.47 for the nine months ended September 30, 2020 versus $1.33 for the same period in 2019. Cash dividends amounted to $0.81 per share for the nine months ended September 30, 2020 and 2019.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest income less interest expense. For the nine months ended September 30, 2020, interest income amounted to $29,251,000, an increase of $530,000 or 1.8% from the nine months ended September 30, 2019, while interest expense amounted to $5,136,000 in the nine months ended September 30, 2020, a decrease of $2,743,000 or 34.8% from the nine months ended September 30, 2019. As a result, net interest income increased $3,273,000 or 15.7% to $24,115,000 from $20,842,000 for the same period in 2019.

The Company’s net interest margin for the nine months ended September 30, 2020 was 3.45% compared to 3.19% for same period in 2019. The increase in net interest margin was a result of a decrease in yield on short-term borrowings as a result of deposit growth and the continuing low interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine months ended September 30, 2020 and 2019 was $682,000 and $313,000, respectively. The increase in the provision for loan losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for loan losses for the nine months ended September 30, 2020 is also reflective of management’s assessment of the increased credit risk associated with the economic uncertainty surrounding the COVID-19 pandemic. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $108,000 and $138,000 for the nine months ended September 30, 2020 and 2019, respectively. See Allowance for Loan Losses on page 47 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $4,119,000 for the nine months ended September 30, 2020, as compared to $5,349,000 for the same period in 2019, a decrease of $1,230,000, or 23.0%. The decrease was mainly the result of a decrease in net gains on the sales of securities and net losses on held equity securities in the nine months ended September, 30 2020, plus a decrease in service charges and fees offset by an increase in gains on the sales of mortgage loans.

ATM fees and debit card income increased $141,000 or 11.5% to $1,364,000 for the nine months ended September 30, 2020 due to an increase in transaction volume. Service charges and fee income decreased $426,000 for the nine months ended September 30, 2020. The decrease was mainly due to lower fees earned on deposit accounts as overdraft fees and several other deposit account service charges were waived during the second quarter of 2020 due to the COVID-19 pandemic. In addition, there were fewer prepayment penalties earned on commercial loan payoffs during the nine months ended September 30, 2020. Gains on sales of mortgage loans increased $269,000 or 133.2% due to higher average gains on individual sold loans in 2020 as compared to 2019.

Trust department income decreased $69,000 or 9.2% to $677,000 for the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease was mainly the result of higher income earned from estate fees in the nine months ended September 30, 2019. Net securities gains decreased $1,149,000 or 137.3% to $(312,000) for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was due to the Company recognizing $540,000 in net losses on held equity securities in the nine months ended September 30, 2020 and the Company recognizing $528,000 less in gains on the sales of securities during the same period in 2020 as compared to the same period in 2019.

NON-INTEREST EXPENSE

Total non-interest expense was $17,826,000 for the nine months ended September 30, 2020, as compared to $17,369,000 for the nine months ended September 30, 2019. Non-interest expense increased $457,000 or 2.6%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $9,732,000 or 54.6% of total non-interest expense for the nine months ended September 30, 2020, as compared to $9,372,000 or 54.0% for the nine months ended September 30, 2019. The increase was due to increased commissions associated with loan growth and bonuses paid to all employees for working through the COVID-19 pandemic.

Net occupancy, furniture and equipment, and computer expense amounted to $2,722,000 for the nine months ended September 30, 2020, an increase of $108,000 or 4.1%. The increase is mainly the result of increased rent expense associated with the new leasing standard. Professional services decreased $11,000 or 1.6% to $685,000 for the nine months ended September 30, 2020. Pennsylvania shares tax expense amounted to $680,000 for the nine months ended September 30, 2020, an increase of $69,000 or 11.3% as compared to the nine months ended September 30, 2019. The increase was the result of an increase in total equity.

FDIC insurance expense increased $32,000 or 51.6% for the nine months ended September 30, 2020. This increase was due to small bank assessment credits received from the FDIC effectively reducing the expense in 2019. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $676,000 for the nine months ended September 30, 2020, an increase of $12,000 or 1.8% as compared to the nine months ended September 30, 2019. Data processing expenses amounted to $884,000 for the nine months ended September 30, 2020, an increase of $38,000 or 4.5% as compared to the nine months ended September 30, 2019. The increase was the result of annual contracted pricing increases from our main third-party data processor.

Foreclosed assets held for resale expense decreased $2,000 for the nine months ended September 30, 2020. Advertising expense decreased $231,000 or 48.5% during the nine months ended September 30, 2020. The decrease was due to a less aggressive advertising approach in the first nine months of 2020 due to the COVID-19 pandemic, as this period in 2020 saw less newspaper, billboard, digital and civic advertising. Civic advertising was affected by the COVID-19 pandemic as many events that the Bank would normally sponsor were canceled.

Other non-interest expense amounted to $2,064,000 for the nine months ended September 30, 2020, an increase of $82,000 or 4.1% as compared to the nine months ended September 30, 2019. The increase was due to several factors. There was an increase in the provision for unfunded commitments due to higher commitment balances requiring a reserve, an increase in loan collections expense resulting from a right of setoff taken from a customer’s account in the prior year to cover various expenses paid by the Bank and higher promotional expenses for free appraisals given by the Bank. This was offset by lower travel and entertainment expenses in 2020 as the result of the COVID-19 pandemic.

INCOME TAXES

Income tax expense amounted to $1,155,000 for the nine months ended September 30, 2020, as compared to $813,000 for the nine months ended September 30, 2019, an increase of $342,000. The effective total income tax rate was 11.9% for the nine months ended September 30, 2020 as compared to 9.6% for the nine months ended September 30, 2019. The increase in the effective tax rate was mainly due to a net decrease in tax-exempt income from investments in and loans to state and local units of government. The Company recognized $303,000 of tax credits from low-income housing partnerships in the nine months ended September 30, 2020.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,134,735,000 as of September 30, 2020, an increase of $127,509,000 from year-end 2019. Total assets as of December 31, 2019 amounted to $1,007,226,000.

Total debt securities available-for-sale increased $38,593,000 or 13.9% to $316,521,000 as of September 30, 2020 from December 31, 2019. In the third quarter of 2020, the Company purchased $3,500,000 in subordinated debt from other financial institutions.

Total loans increased $56,308,000 or 8.7% to $704,040,000 as of September 30, 2020 from December 31, 2019. Loan demand grew in the nine months ended September 30, 2020 as the Bank has realized an increase in loan originations, primarily in the commercial real estate and commercial and industrial portfolios. The increase was mainly due the origination of $31,729,000 in PPP loans.

Interest receivable increased $1,325,000 or 38.9% to $4,730,000 as of September 30, 2020 from December 31, 2019. The increase was mainly due to the full payment deferrals of several loans that were modified in response to the COVID-19 pandemic under Section 4013 of the CARES Act.

Total deposits increased $157,591,000 or 20.7% to $919,219,000 as of September 30, 2020 from December 31, 2019. The increase was mainly due to the deposit of customer stimulus funds issued in accordance with the CARES Act, the deposit of PPP loan proceeds, higher levels of saving and an increase in deposits associated with municipal customers.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings decreased in the nine months ended September 30, 2020 by $41,540,000 to $68,123,000 from $109,663,000 as of December 31, 2019. Borrowings decreased mainly due to increased deposit balances.

Total stockholders’ equity increased to $140,469,000 at September 30, 2020, an increase of $11,717,000 or 9.1% from December 31, 2019 primarily due to an increase in accumulated other comprehensive income and retained earnings.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 93.0% at September 30, 2020 and 92.4% at September 30, 2019. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

Our primary earning asset, total loans, increased to $704,040,000 as of September 30, 2020, up $56,308,000, or 8.7% since year-end 2019. The loan portfolio continues to be well diversified. Non-performing assets increased since year-end 2019, but overall asset quality has remained consistent. Total non-performing assets were $7,470,000 as of September 30, 2020, an increase of $2,863,000, or 62.1% from $4,607,000 reported in non-performing assets as of December 31, 2019. Total allowance for loan losses to total non-performing assets was 101.46% as of September 30, 2020 and 152.05% at December 31, 2019. The increase in non-performing assets during the third quarter of 2020 was mainly due to several loans that were moved to non-accrual status during the first quarter of 2020. See the Non-Performing Assets section on page 48 for more information.

In addition to loans, another primary earning asset is our overall investment portfolio, which increased in size from December 31, 2019 to September 30, 2020. Debt securities available-for-sale amounted to $316,521,000 as of September 30, 2020, an increase of $38,593,000 from year-end 2019.

Interest-bearing deposits in other banks increased as of September 30, 2020, to $36,349,000 from $473,000 at year-end 2019 due to increased cash held at the Federal Reserve Bank. Time deposits with other banks were $247,000 at September 30, 2020 and December 31, 2019.

LOANS

Total loans increased to $704,040,000 as of September 30, 2020 as compared to $647,732,000 as of December 31, 2019. The table on page 21 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans increased by $56,308,000 or 8.7%.

Steady demand for borrowing by businesses (including loans issued through the Bank’s participation in the SBA’s Paycheck Protection Program) accounted for the 8.7% increase in the loan portfolio from December 31, 2019 to September 30, 2020. Overall, the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) increased $13,585,000 to $100,297,000 at September 30, 2020 compared to $86,712,000 at December 31, 2019. The increase in the Commercial and Industrial portfolio was mainly attributable to originations of PPP loans which amounted to $31,729,000. The portion of the Commercial and Industrial portfolio not attributable to the Paycheck Protection Program loans decreased $18,144,000 during the nine months ended September 30, 2020. The decrease was mainly attributable to $4,975,000 in new loan originations offset by a $3,566,000 decrease in utilization of existing Commercial and Industrial lines of credit and loan payoffs of $15,673,000, as well as regular principal payments and other typical fluctuations in the Commercial and Industrial portfolio. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $45,294,000 to $441,095,000 at September 30, 2020 compared to $395,801,000 at December 31, 2019. The increase was mainly the result of $78,368,000 in new loan originations net against a $742,000 decrease in utilization of existing Commercial Real Estate lines of credit and $27,538,000 in loan payoffs, in addition to regular principal payments and other typical amortization in the Commercial Real Estate portfolio. Residential Real Estate loans decreased $1,811,000 to $157,539,000 at September 30, 2020 compared to $159,350,000 at December 31, 2019. The decrease was the result of $22,949,000 in new loan originations, offset by a $1,262,000 decrease in utilization of existing Residential Real Estate (Home Equity) lines of credit, loan payoffs of $16,182,000, net loans sold of $4,855,000 and regular principal payments and other typical amortization in the Residential Real Estate portfolio. Net loans sold in the nine months ended September 30, 2020 consisted of total loans sold during the nine months ended September 30, 2020 of $11,962,000, offset with loans opened and sold in the same quarter during the first three quarters of 2020 which amounted to $7,107,000. The Company continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Company derives ongoing income from the servicing of mortgages sold in the secondary market. The Company continues its efforts to lend to creditworthy borrowers.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $541,392,000 at September 30, 2020. Of total loans, $441,095,000 or 62.7% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Company continues to monitor these portfolios.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $679,800,000 or 96.6% of gross loans are graded Pass; $11,774,000 or 1.7% are graded Special Mention; $11,954,000 or 1.7% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $23,728,000 at September 30, 2020, as compared to $14,887,000 at December 31, 2019. Commercial and Industrial non-pass grades decreased to $983,000 as of September 30, 2020 as compared to $1,070,000 as of December 31, 2019. Commercial Real Estate non-pass grades increased to $21,370,000 as of September 30, 2020 as compared to $12,534,000 as of December 31, 2019. The Residential Real Estate and Consumer loan non-pass grades increased to $1,375,000 as of September 30, 2020 as compared to $1,283,000 as of December 31, 2019.

The increase in Commercial Real Estate non-pass grades at September 30, 2020 as compared to December 31, 2019 is mainly due to various large loans/loan relationships that were downgraded to Special Mention status during the three months ended September 30, 2020. One Commercial Real Estate loan to the owner/operator of a hotel that carried a balance of $9,423,000 was downgraded to Special Mention during the three months ended September 30, 2020, as occupancy levels have been adversely impacted by the COVID-19 coronavirus pandemic, but the business remains operational. One Commercial Real Estate loan to a real estate developer that carried a balance of $1,328,000 was downgraded to Special Mention during the three months ended September 30, 2020, as the borrower was unable to pay off the loan or refinance through another institution at maturity; the Bank has agreed to extend the maturity date of the loan for one year in conjunction with a principal paydown financed by partial release of the mortgaged premises. Four Commercial Real Estate loans to the owners/operators of an indoor family entertainment complex that carried a balance of $792,000 were downgraded to Special Mention during the three months ended September 30, 2020, as the business was adversely impacted by the COVID-19 coronavirus pandemic and has ceased operations. Net against the large additions to Special Mention status, there was also one Commercial Real Estate loan to the owner of a recreation facility that was classified as Substandard and carried a balance of $2,640,000 as of December 31, 2019 which was paid off during the second quarter of 2020.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	September 30,	December 31,
	2020	2019
Commercial and Industrial	$100,297	$86,712
Commercial Real Estate	441,095	395,801
Residential Real Estate	157,539	159,350
Consumer	5,109	5,869
Total Loans	$704,040	$647,732

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of September 30, 2020, the allowance for loan losses was $7,579,000 as compared to $7,005,000 as of December 31, 2019. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future. In response to the COVID-19 pandemic and its impact on the current economy, the qualitative factors across all loan segments were increased by two basis points during the first quarter of 2020 and again by an additional basis point across all loan segments during the second quarter of 2020. The qualitative factor for the Commercial Real Estate portfolio segment was increased by an additional basis point during the third quarter of 2020, as there is still economic uncertainty related to the COVID-19 pandemic, especially in relation to this segment of the Company’s loan portfolio. See Allowance for Loan Losses on page 17 for further discussion.

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the nine months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, net charge-offs as a percentage of average loans was 0.02% for each respective period. Net charge-offs amounted to $108,000 for the nine months ended September 30, 2020 as compared to $138,000 for the the nine months ended September 30, 2019. The decrease in net charge-offs during the nine months ended September 30, 2020 as compared to the the nine months ended September 30, 2019 is mainly due to one charge-off that was completed during the first quarter of 2019 on a Commercial Real Estate loan to a landscaping company in the amount of $51,000.

For the nine months ended September 30, 2020, the provision for loan losses was $682,000 as compared to $313,000 for the nine months ended September 30, 2019. The provision, net of charge-offs and recoveries, resulted in the quarter end allowance for loan losses of $7,579,000 of which 11.0% was attributed to the Commercial and Industrial component; 58.9% attributed to the Commercial Real Estate component; 21.5% attributed to the Residential Real Estate component; 1.4% attributed to the Consumer component; and 7.2% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 14). The Company determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of September 30, 2020.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	September 30,	September 30,
	2020	2019
Balance at beginning of period	$7,005	$6,745
Charge-offs:
Commercial and Industrial	39	—
Commercial Real Estate	31	64
Residential Real Estate	13	44
Consumer	35	43
	118	151
Recoveries:
Commercial and Industrial	4	6
Commercial Real Estate	—	—
Residential Real Estate	—	2
Consumer	6	5
	10	13

Net charge-offs	108	138
Additions charged to operations	682	313
Balance at end of period	$7,579	$6,920

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.02%
Allowance for loan losses to average loans outstanding during the period	1.13%	1.12%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.13% at September 30, 2020 and 1.12% at September 30, 2019, respectively.

NON-PERFORMING ASSETS

The table on page 51 details the Company’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Company would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Any loan modifications made in response to the COVID-19 pandemic are not considered troubled debt restructurings as long as the criteria set forth in

Section 4013 of the CARES Act are met. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $7,470,000 as of September 30, 2020, as compared to $4,607,000 as of December 31, 2019. The economy, in particular, the political unrest both domestic and abroad, the looming presidential election, the partial and full shutdowns of various government offices, the recession resulting from the COVID-19 pandemic, the large unemployment totals, and the continued slowness in the housing industries in our market areas has had a direct effect on the Company’s non-performing assets. The Company is closely monitoring its Commercial Real Estate portfolio because of the current uncertain economic environment. Non-accrual loans totaled $6,840,000 as of September 30, 2020, as compared to $4,388,000 as of December 31, 2019. Foreclosed assets held for resale decreased to $88,000 as of September 30, 2020, compared to $119,000 as of December 31, 2019. Loans past-due 90 days or more and still accruing interest amounted to $542,000 at September 30, 2020, as compared to $100,000 as of December 31, 2019. At September 30, 2020, loans past-due 90 days or more and still accruing interest consisted of two Commercial Real Estate loans which were both well secured and in the process of collection.

The increase in non-accrual loans at September 30, 2020, as compared to December 31, 2019 is mainly due to the addition of several large loans/loan relationships to non-accrual status during the first quarter of 2020. Five loans to a plastic processing company focused on non-post-consumer recycling totaling $1,275,000 were moved to non-accrual status during the first quarter of 2020 due to strained liquidity and the borrower’s inability to make required payments, as the owner has decreased the level of operations and is exploring options to obtain an additional investor or liquidate the business. A loan in the amount of $829,000 to a golf course and catering venue was moved to non-accrual status during the first quarter of 2020 due to the borrower’s inability to make monthly payments due to cash flow challenges exacerbated by the seasonality of the industry. A residential mortgage in the amount of $356,000 to the owner of a manufacturing company was also moved to non-accrual status during the first quarter of 2020, as poor payment performance has led to foreclosure proceedings related to the associated property.

Non-performing assets to total loans was 1.06% at September 30, 2020 and 0.71% at December 31, 2019. Non-performing assets to total assets was 0.66% at September 30, 2020 and 0.46% at December 31, 2019. The allowance for loan losses to total non-performing assets was 101.46% as of September 30, 2020 as compared to 152.05% as of December 31, 2019. Additional detail can be found on page 51 in the Non-Performing Assets and Impaired Loans table and page 28 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts.

Potential problem loans are defined as performing substandard loans which are not deemed to be impaired. These loans have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Potential problem loans amounted to $645,000 at September 30, 2020, compared to $4,074,000 at December 31, 2019.

Impaired loans were $13,972,000 at September 30, 2020 and $12,954,000 at December 31, 2019. The largest impaired loan relationship at September 30, 2020 consisted of a non-performing loan to a student housing holding company which was secured by commercial real estate. At September 30, 2020, the loan carried a balance of $3,176,000, net of $1,904,000 that had been charged off to date. The second largest impaired loan relationship at September 30, 2020 consisted of one performing loan to a student housing holding company, which was classified as a TDR. The loan was secured by commercial real estate and carried a balance of $2,946,000 as of September 30, 2020, net of $943,000 that had been charged off to date. The third largest impaired loan relationship at September 30, 2020 consisted of a substandard performing loan to a developer of a residential sub-division in the amount of $1,432,000, which was secured by commercial real estate and classified as a TDR.

The Company estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $13,972,000 in impaired loans at September 30, 2020, none were located outside of the Company’s primary market area.

The outstanding recorded investment of TDRs as of September 30, 2020 and December 31, 2019 was $8,807,000 and $8,678,000, respectively. The increase in TDRs at September 30, 2020 as compared to December 31, 2019 is mainly attributable to seven loans that were modified as TDRs during the nine months ended September 30, 2020, net against payments, payoffs, and charge-offs on existing TDRs that were completed during the nine months ended September 30, 2020. Of the thirty-three restructured loans at September 30, 2020, eight loans were classified in the Commercial and Industrial portfolio, twenty-four loans were classified in the Commercial Real Estate portfolio, and one loan was classified in the Residential Real Estate portfolio. Troubled debt restructurings at September 30, 2020 consisted of twelve term modifications beyond the original stated term, three rate modifications, and seventeen payment modifications. There was also one troubled debt restructuring that experienced all three types of modifications—payment, rate, and term. TDRs are separately evaluated for payment disclosures, and if necessary, a specific allocation is established. There were no specific allocations attributable to the TDRs at September 30, 2020, compared to December 31, 2019 when there were specific allocations of $1,000 attributable to the TDRs. There were no unfunded commitments attributable to the TDRs at September 30, 2020 and December 31, 2019.

At September 30, 2020, nine Commercial Real Estate loans classified as TDRs with a combined recorded investment of $1,288,000 and three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $751,000 were not in compliance with the terms of their restructure, compared to September 30, 2019 when nine Commercial Real Estate loans classified as TDRs with a combined recorded investment of $661,000 and one Commercial and Industrial loan classified as a TDR with a recorded investment of $3,000 were not in compliance with the terms of their restructure.

No loans that were modified as TDRs during the twelve months preceding September 30, 2020 experienced payment defaults during the three months ended September 30, 2020. Of the loans that were modified as TDRs during the twelve months preceding September 30, 2020, two Commercial Real Estate loans totaling $62,000 experienced payment defaults during the nine months ended September 30, 2020. No loans that were modified as TDRs during the twelve months preceding September 30, 2019 experienced payment defaults during the three or nine months ended September 30, 2019.

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

Improving loan quality is a priority. The Company actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2020. Excluding the assets disclosed in the Non-Performing Assets and Impaired Loans tables on page 51 and the Troubled Debt Restructurings section in Note 4 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of September 30, 2020 and December 31, 2019, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Impaired Loans

(Dollars in thousands)	September 30,	December 31,
	2020	2019
Non-performing assets
Non-accrual loans	$6,840	$4,388
Foreclosed assets held for resale	88	119
Loans past-due 90 days or more and still accruing interest	542	100
Total non-performing assets	$7,470	$4,607

Impaired loans
Non-accrual loans	$6,840	$4,388
Accruing TDRs	7,132	8,566
Total impaired loans	13,972	12,954
Allocated allowance for loan losses	(2)	(1)
Net investment in impaired loans	$13,970	$12,953

Impaired loans with a valuation allowance	$53	$28
Impaired loans without a valuation allowance	13,919	12,926
Total impaired loans	$13,972	$12,954

Allocated valuation allowance as a percent of impaired loans	0.01%	0.01%
Impaired loans to total loans	1.98%	2.00%
Non-performing assets to total loans	1.06%	0.71%
Non-performing assets to total assets	0.66%	0.46%
Allowance for loan losses to impaired loans	54.24%	54.08%
Allowance for loan losses to total non-performing assets	101.46%	152.05%

Real estate mortgages comprise 85.0% of the loan portfolio as of September 30, 2020, as compared to 85.7% as of December 31, 2019. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

GOODWILL

The Corporation performs its annual goodwill assessment each December. However, management notes that the emergence of COVID-19 as a global pandemic during the first nine months of 2020 has resulted in significant deterioration in the general economic conditions and has caused a deterioration in the environment in which the Corporation operates. The reduction in interest rates and the resultant impact to margin, the impact of full and partial closures on business clients leading to loss of jobs for consumers and reduced cash flow for businesses, the execution of Paycheck Protection Program (“PPP”) loans and modifications, and the inflow of deposits as customers flock to safety are all signs indicative of the economic and industry stress. While the Corporation’s core income has remained strong year to date due to PPP fees, mortgage banking and steady net interest income, the provision expense has increased as the risk inherent in the loan portfolio has been recognized through changing qualitative factors. The full impact to earnings in the banking industry and to the Corporation specifically, remains uncertain as there have been a multitude of government plans implemented during the second quarter of 2020 aimed at providing financial assistance to businesses. However, the stock price for the Corporation has been negatively impacted, as has been the case with stock prices of the Corporation’s peers. Based on the totality of the circumstances and the impact of the economic conditions on the stock price, management concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and engaged an independent third party to perform the quantitative analysis of comparing the fair value of the Corporation to its carrying value, including goodwill.

The quantitative assessment of goodwill was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approach”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. One market approach takes into consideration the fair values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives. The second market approach considered the Corporation’s current stock price adjusted for a control premium. The results of the income approach were weighted at 40% while the results of the market approaches were weighted 10% and 50%, respectively. The results of the quantitative impairment analysis indicated that the Corporation’s fair value exceeded the carrying value by approximately 2%.

The assumptions used in the impairment test of goodwill are susceptible to change based on changes in economic conditions and other factors, including our stock price. Any change in the assumptions which we utilize to determine the carrying value of goodwill could adversely impact our results of operations.

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

Total deposits increased $157,591,000 to $919,219,000 as of September 30, 2020 as non-interest bearing deposits increased by $67,248,000 and interest bearing deposits increased by $90,343,000 from year-end 2019. The increase in deposits was the result of many different factors including the deposit of at least $19,000,000 in stimulus funds, via check or ACH, $31,729,000 in PPP loan proceeds, less consumer spending, a $58,000,000 increase in highly rate sensitive deposits and other normal fluctuations in deposits during the nine months ended September 30, 2020. Total short-term and long-term borrowings decreased to $68,123,000 as of September 30, 2020, from $109,663,000 at year-end 2019, a decrease of $41,540,000 or 37.9%. The decrease in total borrowings was mainly the result of increasing deposit balances in 2020.

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the nine months ended September 30, 2020, net income less dividends paid increased capital by $3,847,000. Accumulated other comprehensive income (loss) derived from net unrealized gains on debt securities available-for-sale also impacts capital. At December 31, 2019 accumulated other comprehensive income was $4,221,000. Accumulated other comprehensive income stood at $11,115,000 at September 30, 2020, an increase of $6,894,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s investment portfolio, as well as its decision to sell securities at a gain or loss. In order to protect the Bank from market risk in the event of further interest rate increases, the Bank chose to sell a portion of its securities during the nine months ended September 30, 2020 at an overall net gain of $228,000.

The fluctuations from net unrealized gains on debt securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,612 shares of common stock as treasury stock at September 30, 2020 and December 31, 2019, respectively. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of September 30, 2020 and December 31, 2019, respectively.

Total stockholders’ equity was $140,469,000 as of September 30, 2020, and $128,752,000 as of December 31, 2019.

At September 30, 2020 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of September 30, 2020 and December 31, 2019:

			To Be Well
			Capitalized
			Under Prompt
	September 30,	December 31,	Corrective Action
	2020	2019	Regulations
Tier 1 leverage ratio (to average assets)	9.31%	9.42%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	13.36%	13.50%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	13.36%	13.50%	8.00%
Total risk-based capital ratio	14.42%	14.53%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of September 30, 2020, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At September 30, 2020, the Company had $382,155,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $4,449,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $23,123,000 at September 30, 2020.

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

Net cash flows used in operating activities were $1,468,000 as of September 30, 2020, compared to net cash flows provided by operating activities of $8,297,000 as of September 30, 2019. Net income amounted to $8,571,000 for the nine months ended September 30, 2020 and $7,696,000 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, net premium amortization on investment securities amounted to $1,484,000 and $2,054,000, respectively. Originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $9,714,000 and $1,105,000 for the nine months ended September 30, 2020 and 2019, respectively. Net securities losses were $312,000 for the nine months ended September 30, 2020, compared to net securities gains of $837,000 for the nine months ended September 30, 2019. Accrued interest receivable increased by $1,325,000 during the nine months ended September 30, 2020 and decreased by $566,000 during the nine months ended September 30, 2019. Other assets decreased by $388,000 during the nine months ended September 30, 2020 and increased by $1,964,000 during the nine months ended September 30, 2019. Other liabilities decreased by $1,310,000 during the nine months ended September 30, 2020, compared to an increase of $1,097,000 during the nine months ended September 30, 2019.

Investing activities used cash of $75,567,000 during the nine months ended September 30, 2020 and provided cash of $6,268,000 during the nine months ended September 30, 2019. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions net against purchases) used cash of $31,122,000 during the nine months ended September 30, 2020 and provided cash of $27,012,000 during the nine months ended September 30, 2019. Net cash used to originate loans amounted to $46,218,000 and $23,560,000 during the nine months ended September 30, 2020 and 2019, respectively.

Financing activities provided cash of $112,287,000 during the nine months ended September 30, 2020 and used cash of $8,615,000 during the nine months ended September 30, 2019. Deposits increased by $157,591,000 and $69,425,000 during the nine months ended September 30, 2020 and 2019, respectively. Short-term borrowings decreased by $31,540,000 and $84,257,000 during the nine months ended September 30, 2020 and 2019, respectively. There were no proceeds from long-term borrowings during the nine months ended September 30, 2020, compared to proceeds from long-term borrowings of $30,000,000 for the nine months ended September 30, 2019. Repayment of long-term borrowings amounted to $10,000,000 for the nine months ended September 30, 2020 and $20,000,000 for the nine months ended September 30, 2019. Dividends paid amounted to $4,724,000 and $4,680,000 during the nine months ended September 30, 2020 and 2019, respectively.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at September 30, 2020.

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

The table on the next page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 2.86%, 6.10% and 9.03% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 2.27% and 7.77% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Company’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the nine months ended September 30, 2020, the cost of interest-bearing liabilities averaged 0.93%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 4.14%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At September 30, 2020, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with decreases of 98.80% and 242.28%, respectively. Additionally, net present value is projected to increase 63.73%, 102.81%, and 123.45% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. These scenarios presented are within the Company’s policy limits, aside from the 100 basis point immediate decrease scenario at (98.80)% vs. a policy limit of (20)% and the 200 basis point immediate decrease scenario at (242.28)% vs. a policy limit of (30.0)%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(9.03)%
+200 bp Shock vs. Stable Rate	(6.10)%
+100 bp Shock vs. Stable Rate	(2.86)%
Flat rate
‒100 bp Shock vs. Stable Rate	(2.27)%
‒200 bp Shock vs. Stable Rate	(7.77)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	123.45%
+200 bp Shock vs. Stable Rate	102.81%
+100 bp Shock vs. Stable Rate	63.73%
Flat rate
‒100 bp Shock vs. Stable Rate	(98.80)%
‒200 bp Shock vs. Stable Rate	(242.28)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)

Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

b)

Changes in internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2020	―	―	―	120,000
August 1 — August 31, 2020	―	―	―	120,000
September 1 — September 30, 2020	―	―	―	120,000
Total	―	―	―	120,000

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

FIRST KEYSTONE CORPORATION
Registrant

November 16, 2020	/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

November 16, 2020	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)