Form 10-K
period 2020-12-31
FIRST KEYSTONE CORP
filed 2021-03-15
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Yes ◻   No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ◻   No ⌧

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☐   No ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ⌧

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2020 determined by using a per share closing price on that date of $22.50 as quoted on the Over the Counter Market, was $116,111,723.

At March 5, 2021, there were 5,883,669 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2021 definitive Proxy Statement are incorporated by reference in Part III of this Report.

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

Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of economic conditions on current and future customers, particularly with regard to the negative impact of severe wide-ranging and continuing disruptions caused by the spread of Coronavirus Disease 2019 (COVID-19) and governmental responses thereto, specifically the effect of the economy on loan customers’ ability to repay loans; possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements, regulations and rules; effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions; changes in accounting principles, policies or guidelines as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board, and other accounting standards setters; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations, specifically the impact of the Coronavirus Response and Relief Supplemental Appropriations Act, the Coronavirus Aid, Relief and Economic Security Act, and the Tax Cuts and Jobs Act; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; information technology difficulties, including technological changes; challenges in establishing and maintaining operations in new markets; volatilities in the securities markets; acquisitions and integration of acquired businesses; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; our ability to manage current levels of impaired assets; deposit flows; the loss of certain key officers; our ability to maintain the value and image of our brand and protect our intellectual property rights; continued relationships with major customers; the potential impact to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties and financial losses; the effect of disease pandemics; and the effect of general economic conditions and more specifically in the Corporation’s market area.

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

ITEM 1. BUSINESS

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 97% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2020 and 2019, and was the only reportable segment. At December 31, 2020, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $1.2 billion, $937 million and $144 million, respectively.

The Bank was originally organized in 1864 as a national banking association. On October 1, 2010, the Bank converted from a national banking association to a Pennsylvania chartered commercial bank under the supervision of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank’s deposits are insured by the FDIC to the maximum extent of the law regulated by the FDIC and the Pennsylvania Department of Banking and Securities. The Bank is subject to regulation by the Federal Reserve Board governing reserves required to be maintained against certain deposits and other matters. The Bank is also a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is one of the twelve regional cooperative banks comprising the system of Federal Home Loan Banks that lending institutions use to finance housing and economic development in local communities.

The Bank’s legal headquarters are located at 111 West Front Street, Berwick, Pennsylvania, from which it oversees the operations of its nineteen branch locations. These locations consist of five branches within Columbia County, eight branches within Luzerne County, one branch in Montour County, four branches within Monroe County, and one loan production office within Northampton County, Pennsylvania. For further information, please refer to Item 2 – Properties, and Note 12 — Commitments and Contingencies in the notes to the consolidated financial statements.

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

At December 31, 2020, the Bank had 193 full-time employees and 9 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is www.firstkeystonecorp.fkc.bank and the Bank’s internet website is www.fkc.bank. None of the information or contents of our website is incorporated into this Annual Report on Form 10-K.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches west from Montour county spanning east into Monroe and Northampton counties, encompassing Columbia and Luzerne counties. The bank’s market extends north through Luzerne county and south to Northampton county. Ten other adjourning counties are served, such as Pike and Lehigh. The area served by the Bank includes a mix of rural communities, small to mid-sized towns and cities. The current population of the Bank’s primary five-county footprint has increased 0.8% since 2016 to 877,000 and is estimated to increase 0.3% to 880,000 by 2026. As of June 30, 2020, the FDIC deposit market share data ranked the Bank 5th in the deposit market share out of the top 20 financial institutions in the four-county market, with 6.4% of deposits.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 9,800. The Bank ranks a commanding first in deposit market share in the Berwick market with 68.8% of deposits as of June 30, 2020, based on data compiled annually by the FDIC.

In the course of attracting and retaining deposits and originating loans, the Bank faces considerable competition. The Bank competes with 59 commercial banks, 4 savings banks and 1 savings and loan association, and 41 credit unions for traditional banking products, such as deposits and loans in its primary five-county market area. Additionally, the Bank competes with consumer finance companies for loans, mutual funds and other investment alternatives for deposits. The Bank competes for deposits based on the ability to provide a range of competitively priced products, quality service, competitive rates, online services and convenient locations and hours. The competition among its peers for loan origination generally relates to interest rates offered, products available, ease of process, quality of service, and loan origination fees charged. The economic base of the Bank’s market region is developed around small business, health care, educational facilities (colleges and public schools), light manufacturing industries, travel and leisure, and agriculture.

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

Competition - Bank

The Bank’s competition is comprised of national, regional, community banking financial institutions and credit unions. The Bank’s major competitors in Columbia, Luzerne, Montour, Monroe, Northampton and Lehigh counties are:

• Citizens Bank	• Fulton Bank
• Community Bank, N.A.	• Honesdale National Bank
• Dime Bank	• Jersey Shore State Bank
• Embassy Bank	• Landmark Community Bank
• ESSA Bank & Trust	• Luzerne Bank
• Fidelity Deposit and Discount Bank	• M & T Bank
• First Columbia Bank & Trust Co.	• NBT Bank, N.A
• First National Bank of PA (FNB of PA)	• Peoples Security Bank
• First Northern Bank & Trust	• Wayne Bank
• FNCB Bank

The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Concentration

The Corporation and the Bank are not dependent on deposits nor exposed by loan concentrations to a single customer or to a small group of customers, such that the loss of any one or more would not have a materially adverse effect on the financial condition of the Corporation or the Bank. The Corporation has been successful in attracting municipal deposits, which make up 23.1% of total deposits at December 31, 2020. The largest municipal deposit customer consisted of a school district with deposit balances amounting to 13.1% of total deposits. The Corporation currently has the ability to utilize liquidity tools, such as wholesale borrowings or brokered deposits, to replace reductions in municipal deposits. The customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Pennsylvania, among other factors.

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

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”)

The FDICIA established five different levels of capitalization of financial institutions, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are:

●	well capitalized
●	adequately capitalized
●	undercapitalized
●	significantly undercapitalized, and
●	critically undercapitalized.

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 8%, a common equity tier 1 risk-based capital ratio of at least 6.5%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 6%, a common equity tier 1 risk-based capital ratio of at least 4.5%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2020, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 14 — Regulatory Matters.

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

●	asset quality, earnings, and stock valuation
●	operational and managerial, and
●	compensation.

Such standards would include a ratio of classified assets to capital, minimum earnings, and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies. Operational and managerial standards must relate to:

●	internal controls, information systems and internal audit systems
●	loan documentation
●	credit underwriting
●	interest rate exposure
●	asset growth, and
●	compensation, fees and benefits.

The FDICIA also sets forth Truth in Savings disclosure and advertising requirements applicable to all depository institutions.

Real Estate Lending Standards. Pursuant to the FDICIA, federal banking agencies adopted real estate lending guidelines which would set loan-to-value (“LTV”) ratios for different types of real estate loans. The LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If the institution does not hold a first lien position, the total loan amount would be combined with the amount of all superior liens when calculating the ratio. In addition to establishing the LTV ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal or certificate of inspection of the property.

Regulatory Capital Requirements

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) were required to comply by January 1, 2014. The final rules call for the following capital requirements:

●	A minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5%.
●	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
●	A minimum ratio of total capital to risk-weighted assets of 8%.

●	A minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016. The capital level required to avoid restrictions on elective distributions applicable to the Bank were as follows:

●	A common equity tier 1 capital ratio of 7%.
●	A tier 1 risk-based capital ratio of 8.5%.
●	A total risk-based capital ratio of 10.5%.

As of December 31, 2020, the Bank maintained capital ratios above the required capital conservation buffer.

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

Federal Reserve Bank Small Bank Holding Company Policy

Effective in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2020; however, the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

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

JOBS Act

In 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) became law. The JOBS Act is aimed at facilitating capital raising by smaller companies, banks and bank holding companies by implementing the following changes:

●	Raising the threshold requiring registration under the Exchange Act for banks and bank holding companies from 500 to 2,000 holders of record;
●	Raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;
●	Raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;
●	Permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;
●	Allowing private companies to use "crowdfunding" to raise up to $1 million in any 12-month period, subject to certain conditions; and
●	Creating a new category of issuer, called an "Emerging Growth Company," for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity initial public offering and complying with public company reporting obligations for up to five years.

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

The Sarbanes-Oxley Act

In 2002, the Sarbanes-Oxley Act became law. The Act was in response to public concerns regarding corporate accountability in connection with recent high visibility accounting scandals. The stated goals of the Sarbanes-Oxley Act are:

●	To increase corporate responsibility;
●	To provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies; and
●	To protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file periodic reports with the SEC under the Exchange Act. The legislation includes provisions, among other things:

●	Governing the services that can be provided by a public company’s independent auditors and the procedures for approving such services;
●	Requiring the chief executive officer and chief financial officer to certify certain matters relating to the company’s periodic filings under the Exchange Act;
●	Requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest;
●	Increasing disclosure requirements relating to critical financial accounting policies and their application;
●	Increasing penalties for securities law violations; and
●	Creating a public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms.

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

Deposit Insurance. Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. Dodd-Frank requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The SEC has finalized the rules implementing these requirements which took effect on January 21, 2011. Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded. Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Limits on Interchange Fees. Dodd-Frank amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.21 per transaction. While the restrictions on interchange fees do not affect banks with assets less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

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

ITEM 1A. RISK FACTORS

Investments in the Corporation’s common stock involve risk. The market price of the Corporation’s common stock may fluctuate significantly in response to a number of factors, including:

Risks Related to the COVID-19 Pandemic

Public health crisis such as epidemics or pandemics could materially and adversely impact our business.

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for our products and services have been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios, and an increase in our allowance for credit losses, particularly if businesses remain restricted or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial conditions, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

We continue to closely monitor the COVID-19 pandemic and related risks as they evolve. The magnitude, duration and likelihood of the current outbreak of COVID-19, further outbreaks of COVID-19, future actions taken by governmental authorities and/or other third parties in response to the COVID-19 pandemic, and its future direct and indirect effects on the global, national and local economy and our business and results of operation are highly uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

Due to the Corporation’s participation in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Corporation is subject to additional risks of litigation from its clients or other parties regarding the processing of loans for the PPP and risks that the SBA may not fund some or all of PPP loan guaranties.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders. The Corporation participated as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP along with the continually evolving nature of SBA the rules, interpretations and guidelines concerning this program, which exposes us to risks relating to the noncompliance with the PPP. Since the launch of the PPP, several large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. As such, we may be exposed to the risk of litigation, from both clients and non-clients that approached the Corporation regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Corporation also has credit risk for PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, underwritten, certified by the borrower, funded, or serviced by the Corporation, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, certified by the borrower, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Business Risks

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

As of December 31, 2020, approximately 77.5% of the Corporation’s loan portfolio consisted of Commercial and Industrial loans and Commercial Real Estate loans (including construction loans), which both include a tax-free component. These types of loans are generally viewed as having more risk of default than Residential Real Estate loans or Consumer loans. Commercial and Industrial and Commercial Real Estate loans are also typically larger than Residential Real Estate loans and Consumer loans. Because the Corporation’s loan portfolio contains a significant number of Commercial and Industrial and Commercial Real Estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s Allowance for Loan Losses is not sufficient to cover actual loan losses, earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and loss and delinquency experience and evaluates economic conditions. If the Corporation’s assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in its loan portfolio at the date of the financial statements. Material additions to the Corporation’s allowance would materially decrease net income. At December 31, 2020, the allowance for loan losses totaled $7.9 million, representing 1.16% of average total loans.

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

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. The Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems; however, there can be no assurance that any such failures, interruptions or security breaches will not occur. While the Corporation maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, adversely affecting customer or investor confidence, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny and possible regulatory penalties, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

Severe weather, natural disasters, disease pandemics and epidemics, acts of war or terrorism and other external events could significantly impact the Corporation’s business.

Severe weather, natural disasters, disease pandemics and epidemics, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Severe weather, natural disasters, disease pandemics and epidemics, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation’s ability to compete successfully depends on a number of factors, including, among other things:

●	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
●	The ability to expand the Corporation’s market position;
●	The scope, relevance and pricing of products and services offered to meet customer needs and demands;
●	The rate at which the Corporation introduces new products and services relative to its competitors;
●	Customer satisfaction with the Corporation’s level of service; and
●	Industry and general economic trends.

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

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act.” The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 34 percent to 21 percent, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the re-measurement of deferred tax assets and liabilities. While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform. The long-term intended and unintended consequences of Tax Cuts and Jobs Act on our business and on holders of our common shares is uncertain and could be adverse. The Corporation anticipates that the long-term impact of the Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations.

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

Economic and Strategic Risks

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

Properties owned are:

●	Main Office located at 111 West Front Street, Berwick, Pennsylvania 18603;
●	Salem Office located at 400 Fowler Avenue, Berwick, Pennsylvania 18603;
●	Freas Avenue Office located at 701 Freas Avenue, Berwick, Pennsylvania 18603;
●	Scott Township Office located at 2301 Columbia Boulevard, Bloomsburg, Pennsylvania 17815;
●	Mifflinville Office located at 133 West Third Street, Mifflinville, Pennsylvania 18631;
●	Hanover Township Office located at 1540 Sans Souci Parkway, Hanover Township, Pennsylvania 18706;
●	Danville Office located at 1049 Bloom Road, Danville, Pennsylvania 17821;
●	Mountainhome Office located at 1154 Route 390, Cresco, Pennsylvania 18326;
●	Brodheadsville Office located at 2022 Route 209, Brodheadsville, Pennsylvania 18322;
●	Swiftwater Office located at 2070 Route 611, Swiftwater, Pennsylvania 18370;
●	Plymouth Office located at 463 West Main Street, Plymouth, Pennsylvania 18651;
●	Kingston Office located at 299 Wyoming Avenue, Kingston, Pennsylvania 18704;
●	Dallas Office located at 2325 Memorial Highway, Dallas, Pennsylvania 18612;
●	Shickshinny Office located at 107 South Main Street, Shickshinny, Pennsylvania 18655;
●	Stroudsburg Office located at 559 Main Street, Stroudsburg, Pennsylvania 18360;
●	Properties located at Second and Market Streets, and Third and Bowman Streets, Berwick, Pennsylvania 18603; and
●	20 ATMs located in Columbia, Luzerne, Montour and Monroe counties.

Properties leased are:

●	Briar Creek Office located inside the Giant Market at 50 Briar Creek Plaza, Berwick, Pennsylvania 18603;
●	Nescopeck Office located at 437 West Third Street, Nescopeck, Pennsylvania 18635;
●	Mountain Top Office located at 18 North Mountain Boulevard, Mountain Top, Pennsylvania 18707 (land parcel is leased and the bank building is owned); and
●	Loan Processing Office at 559 Main Street, Suite 114, Bethlehem, Pennsylvania 18018.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded in the over-the-counter market on the OTC Market under the symbol “FKYS”. The following table sets forth:

●	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
●	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2019; and
●	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK
			Per Share
			Dividend
2020	High	Low	Paid
First quarter	$24.75	$16.00	$0.27
Second quarter	$23.00	$16.50	$0.27
Third quarter	$22.50	$18.22	$0.27
Fourth quarter	$20.59	$18.01	$0.27

			Dividend
2019	High	Low	Paid
First quarter	$24.95	$21.00	$0.27
Second quarter	$27.00	$21.00	$0.27
Third quarter	$25.50	$22.05	$0.27
Fourth quarter	$25.25	$22.01	$0.27

As of December 31, 2020, the Corporation had approximately 893 shareholders of record.

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

Dividend Restrictions on the Corporation

Under the Pennsylvania Business Corporation Law of 1988, as amended, the Corporation may not pay a dividend if, after giving effect thereto, either:

●The Corporation would be unable to pay its debts as they become due in the usual course of business; or
●The Corporation’s total assets would be less than its total liabilities.

The determination of total assets and liabilities may be based upon:

●Financial statements prepared on the basis of generally accepted accounting principles;
●Financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or
●A fair valuation or other method that is reasonable under the circumstances.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
SELECTED FINANCIAL DATA AT YEAR END:
Total assets	$1,179,047	$1,007,226	$1,012,000	$990,121	$984,283
Total securities	368,357	279,861	317,614	350,218	379,641
Net loans	712,677	640,727	599,647	551,910	515,025
Total deposits	937,488	761,628	671,553	778,146	725,982
Total long-term borrowings	45,000	55,000	45,000	65,000	75,116
Total stockholders’ equity	144,242	128,752	116,756	116,719	109,685
SELECTED OPERATING DATA:
Interest income	$39,567	$38,527	$35,573	$32,268	$31,643
Interest expense	6,360	10,243	8,620	6,548	5,282
Net interest income	33,207	28,284	26,953	25,720	26,361
Provision for loan losses	1,200	450	200	267	2,083
Net interest income after provision for loan losses	32,007	27,834	26,753	25,453	24,278
Non-interest income	6,012	6,929	5,562	6,171	7,387
Non-interest expense	24,605	23,422	22,645	21,521	20,348
Income before income tax expense	13,414	11,341	9,670	10,103	11,317
Income tax expense	1,577	1,114	459	1,455	1,845
Net income	$11,837	$10,227	$9,211	$8,648	$9,472

PER SHARE DATA:
Net income	$2.03	$1.77	$1.60	$1.52	$1.68
Dividends	1.08	1.08	1.08	1.08	1.08

PERFORMANCE RATIOS:
Return on average assets	1.09%	1.02%	0.92%	0.86%	0.96%
Return on average equity	8.61%	8.17%	8.05%	7.54%	8.23%
Dividend payout	53.29%	61.08%	67.26%	71.05%	64.30%
Average equity to average assets	12.72%	12.42%	11.39%	11.45%	11.68%

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

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Versus Year Ended December 31, 2019

Net income increased to $11,837,000 for the year ended December 31, 2020, as compared to $10,227,000 for the prior year, an increase of 15.7%. Earnings per share, both basic and diluted, for 2020 was $2.03 as compared to $1.77 in 2019, an increase of 14.7%. Dividends per share for 2020 and 2019 were $1.08. The Corporation’s return on average assets was 1.09% in 2020 and 1.02% in 2019. Return on average equity increased to 8.61% in 2020 from 8.17% in 2019. Total interest income in 2020 amounted to $39,567,000, an increase of $1,040,000 or 2.7% from 2019. The increase in interest income reflects $610,000 in servicing fees earned from the SBA related to the origination of PPP loans throughout 2020. Total interest expense of $6,360,000 decreased $3,883,000 or 37.9% from 2019. The majority of this decrease related to a decrease in interest paid on deposits and short-term borrowings in 2020.

Net interest income, as indicated below in Table 1, increased by $4,923,000 or 17.4% to $33,207,000 for the year ended December 31, 2020. The Corporation’s net interest income on a fully tax equivalent basis increased by $4,761,000, or 15.8% to $34,866,000 in 2020 as compared to $30,105,000 in 2019.

Table 1 — Reconciliation of Taxable Equivalent Net Interest Income

(Dollars in thousands)

	2020/2019
	Increase/(Decrease)
	2020	Amount	%	2019
Interest Income	$39,567	$1,040	2.7	$38,527
Interest Expense	6,360	(3,883)	(37.9)	10,243
Net Interest Income	33,207	4,923	17.4	28,284
Tax Equivalent Adjustment	1,659	(162)	(8.9)	1,821
Net Interest Income (fully tax equivalent)	$34,866	$4,761	15.8	$30,105

Table 2 — Average Balances, Rates and Interest Income and Expense

(Dollars in thousands)

	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2,4]	$97,418	$3,096	3.18%	$90,706	$3,707	4.09%
Real Estate[1,2]	581,404	26,590	4.57%	525,169	24,727	4.71%
Consumer, net[1,4]	5,310	440	8.30%	5,723	497	8.68%
Fees on Loans	―	1,554	—%	―	782	—%
Total Loans[5]	684,132	31,680	4.63%	621,598	29,713	4.78%

Securities:
Taxable	205,236	4,792	2.33%	192,044	5,338	2.78%
Tax-Exempt[1,3]	103,696	4,528	4.37%	108,464	4,763	4.39%
Total Investment Securities	308,932	9,320	3.02%	300,508	10,101	3.36%
Restricted Investment in Bank Stocks	3,605	210	5.84%	6,302	496	7.87%
Interest-Bearing Deposits in Other Banks	10,508	16	0.15%	3,005	38	1.26%
Total Other Interest Earning Assets	14,113	226	1.61%	9,307	534	5.74%
Total Interest Earning Assets	1,007,177	41,226	4.09%	931,413	40,348	4.33%

Non-Interest Earning Assets:
Cash and Due From Banks	8,292			8,364
Allowance for Loan Losses	(7,330)			(6,816)
Premises and Equipment	20,309			21,215
Other Assets	52,550			53,385
Total Non-Interest Earning Assets	73,821			76,148
Total Assets	$1,080,998			$1,007,561

Interest Bearing Liabilities:
Savings, NOW, Money Markets and Interest Checking	$452,323	$1,717	0.38%	$370,303	$2,764	0.75%
Time Deposits	206,566	3,229	1.56%	213,437	3,887	1.82%
Securities Sold U/A to Repurchase	18,350	105	0.58%	15,632	161	1.03%
Short-Term Borrowings	25,396	254	1.00%	96,377	2,494	2.59%
Long-Term Borrowings	50,587	991	1.96%	45,370	937	2.07%
Subordinated Debentures	1,458	64	4.37%	—	—	—%
Total Interest Bearing Liabilities	754,680	6,360	0.84%	741,119	10,243	1.38%

Non-Interest Bearing Liabilities:
Demand Deposits	177,691			133,835
Other Liabilities	11,172			7,463
Stockholders’ Equity	137,455			125,144
Total Liabilities/Stockholders’ Equity	$1,080,998			$1,007,561

Net Interest Income Tax Equivalent		$34,866			$30,105

Net Interest Spread			3.25%			2.95%

Net Interest Margin			3.46%			3.23%

1Tax-exempt income has been adjusted to a tax equivalent basis using an incremental rate of 21% and statutory interest expense disallowance.

2Includes tax equivalent adjustments on tax-free municipal loans of $150,000 and $269,000 for years 2020 and 2019, respectively.

3Includes tax equivalent adjustments on tax-free municipal securities of $1,509,000 and $1,552,000 for years 2020 and 2019, respectively.

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

Table 2 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2020 and 2019.

The yield on earning assets was 4.09% in 2020 and 4.33% in 2019. The rate paid on interest bearing liabilities was 0.84% in 2020 and 1.38% in 2019. This resulted in an increase in our net interest spread to 3.25% in 2020, as compared to 2.95% in 2019.

As Table 2 illustrates, net interest margin, which is interest income less interest expense divided by average earning assets was 3.46% in 2020 as compared to 3.23% in 2019. Net interest margins are presented on a tax-equivalent basis. In 2020, the yield on earning assets decreased by 0.24% and the rate paid on interest bearing liabilities decreased by 0.54%. Yields decreased across all segments of interest earning assets and interest bearing liabilities during 2020, mainly as a result of the current low interest rate environment precipitated by rate cuts that occurred in 2020 as a result of the COVID-19 pandemic. The yield on loans decreased from 4.78% in 2019 to 4.63% in 2020 mainly due to loans repaid or refinanced that were reinvested at lower interest rates, as well as the Bank’s origination of SBA Paycheck Protection Program loans that have interest rates of 1.00%. The securities portfolio yield decreased to 3.02% in 2020 as compared to 3.36% in 2019. The decrease was mainly the result of reduced yield on taxable securities which declined from 2.78% in 2019 to 2.33% in 2020 due to maturities, calls, and sales of investment securities that were reinvested at lower rates. The average rate paid on short-term borrowings decreased 1.59% from 2.59% in 2019 to 1.00% in 2020. The rate paid on savings, NOW, money market, and interest checking accounts decreased 0.37% from 0.75% to 0.38% and the average rate paid on time deposits decreased 0.26% from 1.82% to 1.56%. Interest income exempt from federal tax was $3,319,000 in 2020 and $3,766,000 in 2019. Interest income exempt from federal tax decreased due to the sales and calls of tax-exempt securities and payoffs of tax-exempt loans. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 21%.

The increase in net interest margin at December 31, 2020 compared to December 31, 2019 was primarily due to decreased yields on interest bearing liabilities resulting in lower interest expense in 2020, as compared to 2019. Fully tax equivalent net interest income increased by $4,761,000 or 15.8% to $34,866,000 at December 31, 2020 compared to $30,105,000 at December 31, 2019. Throughout 2020, the Federal Reserve decreased the federal-funds rate by 1.5%, resulting in a target range of 0.00% - 0.25%. The Corporation could experience a decrease in net interest income if market rates remain static or continue to decline, as the Corporation’s net interest income continues to be liability sensitive. To negate the potential impact of a decreasing net interest margin, the Corporation will continue to focus on attracting lower cost core deposits such as checking, savings, and money market accounts, thereby further reducing its dependence on higher priced certificates of deposit and short-term borrowings. The Corporation is actively monitoring and restructuring its portfolios to become more asset sensitive, which will allow for better performance in a static or rates-down environment. The Corporation will continue to evaluate the potential impact of short-term rate fluctuations in 2021, as well as the slope and position of the yield curve.

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

In 2020, the increase in net interest income on a fully tax equivalent basis of $4,761,000 resulted from an increase in volume of $4,244,000 and an increase of $517,000 due to changes in rate.

Table 3 — Rate/Volume Analysis

(Dollars in thousands)

	2020 COMPARED TO 2019
	VOLUME	RATE	NET
Interest Income:
Loans, Net	$2,989	$(1,022)	$1,967
Taxable Securities	367	(913)	(546)
Tax-Exempt Securities	(209)	(26)	(235)
Restricted Investment in Bank Stocks	(212)	(74)	(286)
Other	95	(117)	(22)
Total Interest Income	$3,030	$(2,152)	$878

Interest Expense
Savings, NOW and Money Markets	$612	$(1,659)	$(1,047)
Time Deposits	(125)	(533)	(658)
Securities Sold U/A to Repurchase	28	(84)	(56)
Short-Term Borrowings	(1,837)	(403)	(2,240)
Long-Term Borrowings	108	(54)	54
Subordinated Debentures	—	64	64
Total Interest Expense	(1,214)	(2,669)	(3,883)
Net Interest Income	$4,244	$517	$4,761

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Balances on non-accrual loans are included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2020, the provision for loan losses was $1,200,000 as compared to $450,000 for the year ended December 31, 2019. The increase in the provision for loan losses in 2020 as compared to 2019 resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for loan losses for the year ended December 31, 2020 is also reflective of management’s assessment of the increased risk associated with the economic uncertainty surrounding the COVID-19 pandemic. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $272,000 and $190,000 for the years ended December 31, 2020 and 2019, respectively. See Allowance for Loan Losses on page 36 for further discussion.

Gross charge-offs amounted to $301,000 at December 31, 2020, as compared to $204,000 at December 31, 2019. The increased level of charge-offs for the year ended December 31, 2020 was mainly due to one charge-off totaling $86,000 completed during the fourth quarter of 2020 on a non-accrual loan to a student housing holding company. The charge-off was completed to charge the loan balance down to the net realizable value of the supporting collateral less cost to sell, as the underlying value of the collateral was deemed to be insufficient to cover the loan balance. This charge-off contributed to the increased balance of net charge-offs in 2020 vs. 2019, but was not indicative of a significant change in asset quality in the overall loan portfolio. See Table 10 – Analysis of Allowance for Loan Losses for further details.

The allowance for loan losses as a percentage of average loans outstanding was 1.16% as of December 31, 2020 and 1.13% as of December 31, 2019.

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

Non-interest income through December 31, 2020 was $6,012,000, a decrease of 13.2%, or $917,000, from 2019. The decrease was due primarily to a decrease in net securities gains and a decrease in service charges and fees. Table 4 provides the major categories of non-interest income and each respective change comparing the last two years.

During 2020, net securities gains decreased $969,000 to a net loss of $(58,000). The decrease was due to the Corporation recognizing $287,000 in net losses on held equity securities in 2020, as compared to recognizing $373,000 in net gains on held equity securities in 2019. The Corporation also recognized $309,000 less in net gains on the sales of debt securities during 2020 as compared to 2019.

Gains on sales of mortgage loans provided income of $604,000 in 2020 as compared to $277,000 in 2019. The increase in gains on sales of mortgage loans in 2020 was due to more mortgage loans being sold and higher average gains on individual mortgage loan sales in 2020 as compared to 2019. In 2020, the Corporation originated $44,485,000 in residential mortgage loans, of which $30,480,000 were originated with the intent to sell. This compared favorably to 2019 when the Corporation originated $25,592,000 in residential mortgage loans, of which $12,447,000 were originated with the intent to sell. The Corporation continues to service the majority of mortgages which are sold. This servicing income provides an additional source of non-interest income on an ongoing basis.

Service charges and fees decreased by $531,000 or 23.9% in 2020 as compared to 2019. The decrease was mainly due to fewer customers in overdraft status and lower fees earned on deposit accounts, as overdraft fees and several other deposit account service charges were waived during the second quarter of 2020 due to the COVID-19 pandemic. In addition, there were fewer prepayment penalties earned on commercial loan payoffs during 2020. ATM fees and debit card income increased by $199,000 or 12.1% in 2020 as compared to 2019 due to an increase in transaction volume.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit investment products, and miscellaneous fees, increased $42,000, or 15.2% in 2020 as compared to 2019.

Table 4 — Non-Interest Income

(Dollars in thousands)	2020/2019
	Increase/(Decrease)
	2020	Amount	%	2019
Trust department	$995	$24	2.5	$971
Service charges and fees	1,693	(531)	(23.9)	2,224
Bank owned life insurance income	611	(9)	(1.5)	620
ATM and debit card income	1,849	199	12.1	1,650
Gains on sales of mortgage loans	604	327	118.1	277
Other	318	42	15.2	276
Subtotal	6,070	52	0.9	6,018
Net securities (losses) gains	(58)	(969)	(106.4)	911
Total	$6,012	$(917)	(13.2)	$6,929

NON-INTEREST EXPENSE

Total non-interest expense amounted to $24,605,000, an increase of $1,183,000, or 5.1% in 2020. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to $13,687,000 or 55.6% of total non-interest expense in 2020 and $12,457,000 or 53.2% in 2019. Salaries and employee benefits increased $1,230,000, or 9.9% in 2020. The increase in 2020 was due to an increase in commissions associated with loan growth and retail non-deposit activity, bonuses paid to all employees for working through the COVID-19 pandemic and increased healthcare costs. The Corporation experienced a 30.0% increase in healthcare costs for its employees in 2020 as compared to 2019. The number of full time equivalent employees was 195 as of December 31, 2020 and 196 as of December 31, 2019.

Net occupancy expense increased $190,000, or 10.4% in 2020 as compared to 2019, mainly due to an increase in rent expense associated with the new leasing standard. Net furniture and equipment and computer expense decreased $109,000, or 6.5% in 2020 compared to 2019. The decrease in 2020 was due to several software items fully depreciating in 2019 which were still being utilized throughout 2020.

Professional services increased $49,000, or 5.3% in 2020 as compared to 2019. The higher expense in 2020 was the result of higher legal fees related to the issuance of subordinated debt and additional consulting and accounting fees related to the review of the Corporation’s goodwill.

Pennsylvania shares tax expense increased $101,000, or 13.2% in 2020 as compared to 2019. The increase was the result of an increase in total equity. FDIC insurance expense increased $31,000, or 22.6% in 2020 as compared to 2019. This increase was due to small bank assessment credits received from the FDIC effectively reducing the expense in 2019. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense increased $14,000, or 1.6% in 2020 as compared to 2019. Data processing fees increased $55,000, or 5.0% in 2020 as compared to 2019 as the result of annual contracted pricing increases from our main third-party data processor.

Foreclosed assets held for resale expense amounted to $50,000 in 2020 as compared to $295,000 in 2019, a decrease of $245,000, or 83.1%. The Corporation incurred costs associated with the maintenance and sales of four foreclosed properties in 2020 and nine foreclosed properties in 2019. The majority of the decrease was the result of a write down to the agreed upon lead bank repurchase price of a foreclosed asset in 2019.

Advertising expense decreased $259,000, or 42.3% in 2020 as compared to 2019. The decrease was due to a less aggressive advertising approach in 2020 due to the COVID-19 pandemic, as 2020 saw less newspaper, billboard, digital and civic advertising. Advertising for 2020 was geared mostly towards social media and keeping customers informed and educated on the events created due to COVID-19. This advertising was significantly less expensive than the Bank’s traditional campaign driven messages. Civic advertising was affected by the COVID-19 pandemic as many events that the Bank would normally sponsor were canceled.

Other non-interest expense increased $126,000, or 4.6% in 2020 as compared to 2019. The increase in 2020 was primarily due to higher promotional expenses for free appraisals given by the Bank.

The overall level of non-interest expense remains low, relative to the Corporation’s peers (community banks from $500 million to $1 billion in assets). The Corporation’s total non-interest expense was 2.28% of average assets in 2020 and 2.33% in 2019, which places the Corporation among the leaders in its peer financial institution categories in controlling non-interest expense.

Table 5 — Non-Interest Expense

(Dollars in thousands)	2020/2019
	Increase/(Decrease)
	2020	Amount	%	2019
Salaries and employee benefits	$13,687	$1,230	9.9	$12,457
Occupancy, net	2,009	190	10.4	1,819
Furniture and equipment	590	16	2.8	574
Computer expense	990	(125)	(11.2)	1,115
Professional services	981	49	5.3	932
Pennsylvania shares tax	867	101	13.2	766
FDIC Insurance	168	31	22.6	137
ATM and debit card fees	906	14	1.6	892
Data processing fees	1,166	55	5.0	1,111
Foreclosed assets held for resale	50	(245)	(83.1)	295
Advertising	354	(259)	(42.3)	613
Other	2,837	126	4.6	2,711
Total	$24,605	$1,183	5.1	$23,422

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2020, was $1,577,000 as compared to $1,114,000 for the year ended December 31, 2019. The effective income tax rate was 11.8% in 2020 and 9.8% in 2019. The increase in the effective tax rate for 2020 was due to a net decrease in tax-exempt investments in and loans to state and local units of government, plus higher overall operating income.

FINANCIAL CONDITION

GENERAL

Total assets increased to $1,179,047,000 at year-end 2020, an increase of 17.1% from year-end 2019.

Total debt securities available-for-sale increased $88,783,000 or 31.9% to $366,711,000 as of December 31, 2020.

Net loans increased in 2020 from $640,727,000 to $712,677,000, an 11.2% increase. Loan demand grew in 2020 as the Bank has realized an increase in loan originations, primarily in the commercial real estate and commercial and industrial portfolios. The increase was partially due to the origination of PPP loans, which carried a balance of $22,976,000 at December 31, 2020.

Interest receivable increased $1,139,000 or 33.5% to $4,544,000 as of December 31, 2020. This increase was mainly due to the full payment deferrals of several loans that were modified in response to the COVID-19 pandemic under Section 4013 of the CARES act, plus the impact of growth in the loan portfolio.

The cash surrender value of bank owned life insurance totaled $24,194,000 at December 31, 2020, an increase of $611,000 or 2.6% from 2019. This increase represents tax-free income included in non-interest income on the consolidated statements of income.

Investments in low-income housing partnerships were $1,466,000 at year-end 2020, a decrease of 19.8% from year-end 2019. The Corporation became a limited partner in a new real estate venture during 2015 with an initial investment of $590,000, a second installment of $1,178,000 in 2016, third and fourth installments in 2017 of $168,000 and $84,000, respectively, and a fifth and final installment of $85,000 in 2019.  Investing in low-income housing real estate ventures enables the Corporation to recognize tax credits and satisfy Community Reinvestment Act initiatives.

As of December 31, 2020, total deposits amounted to $937,488,000, an increase of 23.1% from 2019. The increase in 2020 was due to many different factors including the deposit of stimulus funds via check or ACH, the deposit of PPP loan proceeds, less consumer spending, an $83,000,000 increase in highly rate sensitive deposits and other normal fluctuations. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals, continue to be the Corporation’s most significant source of funds.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Short and long-term borrowings decreased in 2020 by $45,169,000, mainly due to increased deposit balances.

The Corporation issued $25,000,000 in subordinated debentures in the fourth quarter of 2020.

Total stockholders’ equity increased to $144,242,000 at December 31, 2020, an increase of $15,490,000, primarily due to an increase in accumulated other comprehensive income and retained earnings.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 93.2% for 2020 compared to 92.4% for 2019. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and investment securities.

SECURITIES

The Corporation uses securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The securities portfolio consists of debt securities available-for-sale. No securities were established in a trading account. Debt securities available-for-sale increased $88,783,000 or 31.9% to $366,711,000 in 2020. At December 31, 2020, the net unrealized gain, net of the tax effect, on these securities was $12,870,000 and was included in stockholders’ equity as accumulated other comprehensive income. Table 6 provides data on the fair value of the Corporation’s securities portfolio on the dates indicated. The vast majority of security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate a security.

The securities portfolio includes, U.S. treasuries, U.S. government corporations and agencies, corporate debt obligations, mortgage-backed securities, asset backed securities, and obligations of state and political subdivisions, both tax-exempt and taxable.

Debt securities available-for-sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on the Corporation’s Consolidated Statements of Income. As of December 31, 2020, the securities portfolio does not contain any off-balance sheet derivatives or trust preferred investments.

Table 6 — Securities

(Dollars in thousands)	Available-For-Sale
	December 31, 2020	December 31, 2019
U.S. Treasury securities	$—	$2,855
U. S. Government corporations and agencies	88,003	87,580
Other mortgage backed debt securities	39,844	11,138
Obligations of state and political subdivisions	165,101	120,376
Asset backed securities	44,821	37,536
Corporate debt securities	28,942	18,443
Total	$366,711	$277,928

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 7 — Securities Maturity Table

(Dollars in thousands)	December 31, 2020
	Debt Securities Available-For-Sale
		U.S. Government	Other	Obligations
		Corporations &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Agencies	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$—	$2,192	$—	$2,631
Fair value	—	—	—	2,213	—	2,636

1 - 5 Years:
Amortized cost	—	622	2,199	23,512	1,113	15,642
Fair value	—	629	2,213	24,722	1,113	16,051

5 - 10 Years:
Amortized cost	—	20,768	5,729	17,875	2,575	10,250
Fair value	—	20,715	5,740	19,361	2,624	10,255

After 10 Years:
Amortized cost	—	65,414	31,492	107,343	41,063	—
Fair value	—	66,659	31,891	118,805	41,084	—

Total:
Amortized cost	$—	$86,804	$39,420	$150,922	$44,751	$28,523
Fair value	—	88,003	39,844	165,101	44,821	28,942

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

Marketable equity securities consist of common stock investments in other commercial banks and bank holding companies. At December 31, 2020 and 2019, the Corporation had $1,646,000 and $1,933,000, respectively, in equity securities recorded at fair value, a decrease of $287,000 or 14.8%.

LOANS

Total loans increased to $720,610,000 as of December 31, 2020, as compared to a balance of $647,732,000 as of December 31, 2019. Table 8 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased $72,878,000, or 11.3% in 2020 compared to an increase of $41,340,000, or 6.8% in 2019.

Steady demand for borrowing by businesses (including loans issued through the Bank’s participation in the SBA’s Paycheck Protection Program) accounted for the 11.3% increase in the loan portfolio from December 31, 2019 to December 31, 2020. Overall, the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) increased 6.0% or $5,163,000 to $91,875,000 at December 31, 2020 compared to $86,712,000 at December 31, 2019. The increase in the Commercial and Industrial portfolio was mainly attributable to originations of Paycheck Protection Program loans which amounted to $22,976,000 as of December 31, 2020. The portion of the Commercial and Industrial portfolio not attributable to the Paycheck Protection Program loans decreased $17,813,000 during the year ended December 31, 2020. The decrease was mainly attributable to $11,102,000 in new loan originations offset by a $5,522,000 decrease in utilization of existing Commercial and Industrial lines of credit and loan payoffs of $17,965,000, as well as regular principal payments and other typical fluctuations in the Commercial and Industrial portfolio. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased 17.9% or $70,927,000 to $466,728,000 at December 31, 2020 compared to $395,801,000 at December 31, 2019. The increase was mainly the result of $117,952,000 in new loan originations net against a $2,067,000 decrease in utilization of existing Commercial Real Estate lines of credit and $38,793,000 in loan payoffs, in addition to regular principal payments and other typical amortization in the Commercial Real Estate portfolio. Residential Real Estate loans decreased 1.5% or $2,367,000 to $156,983,000 at December 31, 2020 compared to $159,350,000 at December 31, 2019. The decrease was the result of $33,481,000 in new loan originations and a $206,000 increase in utilization of existing Residential Real Estate (Home Equity) lines of credit, offset by loan payoffs of $24,784,000, net loans sold of $7,019,000 and regular principal payments and other typical amortization in the Residential Real Estate portfolio. Net loans sold for the year ended December 31, 2020 consisted of total loans sold during the year ended December 31, 2020 of $14,760,000, offset with loans opened and sold in the same quarter during each quarter of 2020 which amounted to $7,741,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $558,603,000 at December 31, 2020. Of total loans, $466,728,000 or 64.8% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Corporation continues to monitor these portfolios.

All loan relationships in excess of $1,500,000 are reviewed internally and/or externally through a loan review process on an annual basis. Such review is based upon analysis of current financial statements of the borrower, co-borrowers/guarantors, payment history, and economic conditions.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $695,657,000 or 96.7% of gross loans are graded Pass; $1,039,000 or 0.1% are graded Special Mention; $23,098,000 or 3.2% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $24,137,000 at December 31, 2020, as compared to $14,887,000 at December 31, 2019. Commercial and Industrial non-pass grades decreased to $919,000 as of December 31, 2020, compared to $1,070,000 as of December 31, 2019. Commercial Real Estate non-pass grades increased to $21,789,000 as of December 31, 2020 as compared to $12,534,000 as of December 31, 2019. Residential Real Estate and Consumer non-pass grades increased to $1,429,000 as of December 31, 2020, as compared to $1,283,000 as of December 31, 2019.

The increase in the Commercial Real Estate non-pass grade portfolio during the year ended December 31, 2020 was mainly due to the downgrade of various large loans/loan relationships to Special Mention or Substandard during the year. One Commercial Real Estate loan to a real estate developer that carried a balance of $814,000 as of December 31, 2020 was downgraded to Special Mention during the third quarter of 2020, as the borrower was unable to pay off the loan or refinance through another institution at maturity; the Bank has agreed to extend the maturity date of the loan for one year in conjunction with a principal paydown that was financed by partial release of the mortgaged premises. One Commercial Real Estate loan to the owner/operator of a hotel that carried a balance of $9,423,000 as of December 31, 2020 was downgraded to Special Mention during the third quarter of 2020 and subsequently downgraded to Substandard during the fourth quarter of 2020, as occupancy levels have been adversely impacted by the COVID-19 coronavirus pandemic, but the business remains operational. Four Commercial Real Estate loans to the owners/operators of an indoor family entertainment complex that carried a balance of $792,000 as of December 31, 2020 were downgraded to Special Mention during the third quarter of 2020 and subsequently downgraded to Substandard during the fourth quarter of 2020, as the business was adversely impacted by the COVID-19 coronavirus pandemic. Net against the large additions to Special Mention and Substandard status, there was also one Commercial Real Estate loan to the owner of a recreation facility that was classified as Substandard and carried a balance of $2,640,000 as of December 31, 2019 which was paid off during the second quarter of 2020.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

The classes of the Corporation’s loan portfolio net of unearned discount and net deferred loan fees and costs are summarized in Table 8.

Table 8 — Loans

(Dollars in thousands)	December 31,
	2020	2019	2018	2017	2016
Commercial and Industrial	$91,875	$86,712	$92,220	$99,337	$83,573
Commercial Real Estate	466,728	395,801	348,476	290,970	263,519
Residential Real Estate	156,983	159,350	159,741	162,925	169,035
Consumer	5,024	5,869	5,955	6,165	6,255
Total Loans	$720,610	$647,732	$606,392	$559,397	$522,382

The Corporation’s maturity and rate sensitivity information related to the loan portfolio is summarized in Table 9.

Table 9 — Loan Maturity and Interest Sensitivity

Loans by Maturity
	December 31, 2020
(Dollars in thousands)	One Year	After One Year	After
	and Less	Through Five Years	Five Years	Total
Commercial and Industrial	$24,631	$37,513	$29,731	$91,875
Commercial Real Estate	32,851	111,213	322,664	466,728
Residential Real Estate	25,749	33,768	97,466	156,983
Consumer	1,640	2,800	584	5,024
Total	$84,871	$185,294	$450,445	$720,610

The above data represents the amount of loans receivable at December 31, 2020 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loans by Repricing
	December 31, 2020
(Dollars in thousands)	One Year	After One Year	After
	and Less	Through Five Years	Five Years	Total
Commercial and Industrial	$38,794	$42,455	$10,626	$91,875
Commercial Real Estate	64,082	356,918	45,728	466,728
Residential Real Estate	34,769	31,055	91,159	156,983
Consumer	2,510	2,500	14	5,024
Total	$140,155	$432,928	$147,527	$720,610

Loans with a fixed interest rate	$59,220	$82,325	$112,355	$253,900
Loans with a variable interest rate	80,935	350,603	35,172	466,710
Total	$140,155	$432,928	$147,527	$720,610

The above data represents the amount of loans receivable at December 31, 2020 which are due or have the opportunity to reprice in the periods indicated, based on remaining scheduled repayments of principal for fixed rate loans or date of next repricing opportunity for variable rate loans. The fixed and variable portions of the amounts of loans receivable due or repricing in the periods indicated are also summarized above.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2020, the allowance for loan losses was $7,933,000 as compared to $7,005,000 as of December 31, 2019. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future. In response to the COVID-19 pandemic and its impact on the current economy, the qualitative factors related to the local/regional economy were increased by two basis points across all loan segments during the first quarter of 2020, and increased by an additional basis point across all loan segments during the second quarter of 2020. The qualitative factor relating to the impact of external factors/conditions for the Commercial Real Estate portfolio segment was increased by an additional basis point during the third quarter of 2020. The qualitative factors relating to the impact of external factors/conditions were increased by two additional basis points across all loan segments during the fourth quarter of 2020. Modifications granted in compliance with Section 4013 of the CARES Act are highest in the Commercial Real Estate portfolio segment, the long-term effects of which are still very unclear, as there is still economic uncertainty related to the COVID-19 pandemic, especially in relation to this segment of the Corporation’s loan portfolio.

Table 10 contains an analysis of the allowance for loan losses indicating charge-offs and recoveries by year. In 2020, net charge-offs as a percentage of average loans were 0.04% as compared to 0.03% in 2019. Net charge-offs amounted to $272,000 in 2020 and $190,000 in 2019. Net charge-offs were greater in 2020 than in 2019 mainly due to one charge-off totaling $86,000 in the Commercial Real Estate portfolio that was completed during the fourth quarter of 2020 on a non-accrual loan to a student housing holding company. The charge-off was completed to charge the loan balance down to the net realizable value of the collateral less cost to sell, as the underlying value of the collateral was deemed insufficient to cover the loan balance.

For the year ended December 31, 2020, the provision for loan losses was $1,200,000 as compared to $450,000 for the year ended December 31, 2019. The net effect of the provision, charge-offs and recoveries resulted in the year-end allowance for loan losses of $7,933,000 of which 9.9% was attributed to the Commercial and Industrial component, 60.0% attributed to the Commercial Real Estate component, 20.7% attributed to the Residential Real Estate component, 1.2% attributed to the Consumer component, and 8.2% being the unallocated component (refer to the activity in Note 4 — Loans and Allowance for Loan Losses on page 75.) The Corporation determined that the provision for loan losses made during 2020 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2020.

Table 10 — Analysis of Allowance for Loan Losses

(Dollars in thousands)	Years Ended December 31,
	2020	2019	2018	2017	2016
Balance at beginning of period	$7,005	$6,745	$7,487	$7,357	$6,739
Charge-offs:
Commercial and Industrial	90	―	18	—	195
Commercial Real Estate	141	64	783	189	1,200
Residential Real Estate	33	69	181	62	61
Consumer	37	71	57	82	38
	301	204	1,039	333	1,494
Recoveries:
Commercial and Industrial	14	6	31	74	9
Commercial Real Estate	―	―	60	103	—
Residential Real Estate	8	2	—	9	12
Consumer	7	6	6	10	8
	29	14	97	196	29

Net charge-offs	272	190	942	137	1,465
Additions charged to operations	1,200	450	200	267	2,083
Balance at end of period	$7,933	$7,005	$6,745	$7,487	$7,357

Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.03%	0.16%	0.03%	0.28%
Allowance for loan losses to average loans outstanding during the period	1.16%	1.13%	1.15%	1.40%	1.42%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.16% in 2020 and 1.13% in 2019.

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

Table 11 — Allocation of Allowance for Loan Losses

(Dollars in thousands)

	December 31,
	2020	%*	2019	%*	2018	%*	2017	%*	2016	%*
Commercial and Industrial	$787	10.8	$634	9.7	$724	11.7	$949	14.0	$836	11.7
Commercial Real Estate	4,762	65.4	4,116	63.0	3,700	59.8	4,067	60.0	4,421	62.0
Residential Real Estate	1,643	22.5	1,665	25.5	1,650	26.6	1,656	24.4	1,777	24.9
Consumer	94	1.3	114	1.8	117	1.9	111	1.6	95	1.4
Unallocated	647	N/A	476	N/A	554	N/A	704	N/A	228	N/A
	$7,933	100.0	$7,005	100.0	$6,745	100.0	$7,487	100.0	$7,357	100.0

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

Total non-performing assets amounted to $7,119,000 as of December 31, 2020, as compared to $4,607,000 as of December 31, 2019. The economy, in particular, the political unrest both domestic and abroad, the recent presidential election, the partial and full shutdowns of various government offices, the recession resulting from the COVID-19 pandemic, the large unemployment totals, and the continued slowness in the housing industries in our market areas has had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current uncertain economic environment. Non-accrual loans totaled $7,078,000 as of December 31, 2020 as compared to $4,388,000 as of December 31, 2019. Foreclosed assets held for resale decreased to $28,000 as of December 31, 2020, compared to $119,000 as of December 31, 2019. Loans past-due 90 days or more and still accruing interest amounted to $13,000 at December 31, 2020, as compared to $100,000 as of December 31, 2019. At December 31, 2020, loans past-due 90 days or more and still accruing interest consisted of one Residential Real Estate loan which was well secured and in the process of collection.

The increase in non-accrual loans at December 31, 2020, as compared to December 31, 2019 is mainly due to the addition of several large loans/loan relationships to non-accrual status during the year ended December 31, 2020. Five loans to a plastic processing company focused on non-post-consumer recycling totaling $1,262,000 were moved to non-accrual status during the first quarter of 2020 due to strained liquidity and the borrower’s inability to make required payments. A loan in the amount of $762,000 to a golf course and catering venue was moved to non-accrual status during the first quarter of 2020 due to the borrower’s inability to make monthly payments due to cash flow challenges exacerbated by the seasonality of the industry. A residential mortgage in the amount of $356,000 to the owner of a manufacturing company was also moved to non-accrual status during the first quarter of 2020, as poor payment performance has led to foreclosure proceedings related to the associated property. A loan in the amount of $485,000 to an agricultural producer was moved to non-accrual status during the fourth quarter of 2020 due to cash flow challenges that have led to payment delinquency, as well as issues with additional liens on the real estate collateral which are impeding efforts to sell the property and pay off the loan.

Non-performing assets to total loans was 0.99% as of December 31, 2020 compared to 0.71% at December 31, 2019. Non-performing assets to total assets was 0.60% as of December 31, 2020 compared to 0.46% at December 31, 2019. The allowance for loan losses to total non-performing assets was 111.43% as of December 31, 2020 as compared to 152.05% as of December 31, 2019. Additional detail can be found in Table 12 – Non-Performing Assets and Impaired Loans and the Loans Receivable on Non-Accrual Status table in Note 4 — Loans and Allowance for Loan Losses. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts.

Performing substandard loans which are not deemed to be impaired have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not deemed to be impaired amounted to $9,992,000 at December 31, 2020 and $4,074,000 at December 31, 2019.

Impaired loans were $15,054,000 at December 31, 2020 and $12,954,000 at December 31, 2019. The largest impaired loan relationship at December 31, 2020 consisted of a non-performing loan to a student housing holding company which was secured by commercial real estate. At December 31, 2020, the loan carried a balance of $3,090,000, net of $1,989,000 that had been charged off to date. The second largest impaired loan relationship at December 31, 2020 consisted of one performing loan to a student housing holding company, which was classified as a TDR. The loan was secured by commercial real estate and carried a balance of $2,929,000 as of December 31, 2020, net of $943,000 that had been charged off to date. The third largest impaired loan relationship at December 31, 2020 consisted of a substandard performing loan to a developer of a residential sub-division in the amount of $1,326,000, which was secured by commercial real estate and classified as a TDR.

The Corporation estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated valuation adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $15,054,000 in impaired loans at December 31, 2020, none were located outside the Corporation’s primary market area.

The outstanding recorded investment of loans categorized as TDRs as of December 31, 2020 and December 31, 2019 was $9,563,000 and $8,678,000, respectively. The increase in TDRs at December 31, 2020 as compared to December 31, 2019 is mainly attributable to eight loans that were modified as TDRs during the year ended December 31, 2020, net against payments, payoffs, and charge-offs on existing TDRs that were completed during the year ended December 31, 2020. Of the thirty-four restructured loans at December 31, 2020, eight loans were classified in the Commercial and Industrial portfolio, twenty-five loans were classified in the Commercial Real Estate portfolio, and one loan was classified in the Residential Real Estate portfolio. Troubled debt restructurings at December 31, 2020 consisted of thirteen term modifications beyond the original stated term, three interest rate modifications, and seventeen payment modifications. At December 31, 2020, there was also one troubled debt restructuring that experienced all three types of modification—payment, rate, and term. TDRs are separately evaluated for impairment disclosures, and if necessary, a specific allocation is established. As of December 31, 2020, there were no specific allocations attributable to the TDRs, compared to December 31, 2019 when there were $1,000 in specific allocations attributable to the TDRs. There were no unfunded commitments on TDRs at December 31, 2020 and 2019.

At December 31, 2020, three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $745,000, seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $984,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $18,000 were not in compliance with the terms of their restructure, compared to December 31, 2019 when six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $464,000 were not in compliance with the terms of their restructure.

Two Commercial Real Estate loans totaling $57,000 that were modified as TDRs within the twelve months preceding December 31, 2020 experienced payment defaults during the year ended December 31, 2020. No loans were modified as TDRs within the twelve months preceding December 31, 2019.

The Corporation’s non-accrual loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end, unless the Board of Directors waives such requirement for a specific loan, in favor of obtaining a Certificate of Inspection instead, defined as an internal evaluation completed by the Corporation. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values.

For non-accrual loans less than $250,000 upon classification and typically at year end, the Corporation completes a Certificate of Inspection, which includes the results of an onsite inspection, and may consider value indicators such as insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2021. Excluding the assets disclosed in Table 12 – Non-Performing Assets and Impaired Loans and the Troubled Debt Restructurings section in Note 4 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

The economic climate is unclear at this time. The COVID-19 pandemic has caused much upheaval and uncertainty in the national and state economy. Experts at all levels are uncertain as to the intermediate or long term affects that may arise. The Corporation may experience difficulties collecting monthly payments on time from its borrowers, property values may decline, and certain types of loans may need to be modified, which could cause a rise in the level of impaired loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Corporation’s allowance for loan losses could be required. The extent of the impact of the COVID-19 pandemic on the Corporation’s operational and financial performance will depend on certain developments including the duration and spread of the outbreak.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2020 and 2019 management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 12 — Non-Performing Assets and Impaired Loans

(Dollars in thousands)	December 31,	December 31,
	2020	2019
Non-performing assets
Non-accrual loans	$7,078	$4,388
Foreclosed assets held for resale	28	119
Loans past-due 90 days or more and still accruing interest	13	100
Total non-performing assets	$7,119	$4,607

Impaired loans
Non-accrual loans	$7,078	$4,388
Accruing TDRs	7,976	8,566
Total impaired loans	15,054	12,954
Allocated allowance for loan losses	(8)	(1)
Net investment in impaired loans	$15,046	$12,953

Impaired loans with a valuation allowance	$486	$28
Impaired loans without a valuation allowance	14,568	12,926
Total impaired loans	$15,054	$12,954

Allocated valuation allowance as a percent of impaired loans	0.05%	0.01%
Impaired loans to total loans	2.09%	2.00%
Non-performing assets to total loans	0.99%	0.71%
Non-performing assets to total assets	0.60%	0.46%
Allowance for loan losses to impaired loans	52.70%	54.08%
Allowance for loan losses to total non-performing assets	111.43%	152.05%

Real estate mortgages comprise 86.6% of the loan portfolio as of December 31, 2020, as compared to 85.7% as of December 31, 2019. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS, OTHER BORROWED FUNDS AND SUBORDINATED DEBT

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

Deposits increased by $175,860,000, or 23.1% for the year ending December 31, 2020 as compared to December 31, 2019. The increase in deposits in 2020 can be attributed to increases in non-interest bearing, interest bearing and savings deposits. The increase in deposits was the result of many different factors including the deposit of stimulus funds, PPP loan proceeds, an $83,000,000 increase in highly rate sensitive deposits and other normal fluctuations in deposits during 2020.

The following schedule reflects the remaining maturities of time deposits and other time open deposits of $100,000 or more at December 31, 2020.

(Dollars in thousands)	Time	Other Time Open
	Deposits	Deposits
	≥$100,000	≥$100,000
Less than or equal to 3 months	$10,053	$—
Over 3 months through 6 months	11,399	—
Over 6 months through 12 months	16,894	855
Over 12 months	29,776	—
	$68,122	$855

Total borrowings were $64,494,000 as of December 31, 2020, compared to $109,663,000 at December 31, 2019. During 2020, long-term borrowings decreased from $55,000,000 to $45,000,000. The decrease in long-term borrowings in 2020 was the result of the maturity of two individual term notes with FHLB.

Short-term debt decreased from $54,663,000 in 2019 to $19,494,000 as of December 31, 2020 as a result of increased deposit balances. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset seasonal fluctuations in deposits.

In connection with FHLB borrowings, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

The following table shows information about the Corporation’s short-term borrowings as of December 31, 2020 and 2019.

Table 13 — Short-Term Borrowings

(Dollars in thousands)

	2020
			Maximum
	Month End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$—	$—	0.37%
Securities sold under agreements to repurchase	19,494	18,350	23,453	0.58%
Federal Discount Window	―	—	―	0.37%
Federal Home Loan Bank	—	25,396	54,434	1.00%
	$19,494	$43,746	$77,887	0.82%

(Dollars in thousands)

	2019
			Maximum
	Month End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$—	$—	2.01%
Securities sold under agreements to repurchase	14,042	15,632	17,540	1.03%
Federal Discount Window	―	—	―	2.92%
Federal Home Loan Bank	40,621	96,377	178,160	2.59%
	$54,663	$112,009	$195,700	2.37%

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on debt securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income, may increase or decrease total equity capital. The total net increase in capital was $15,490,000 in 2020 after an increase of $11,996,000 in 2019. The increase in equity capital in 2020 was due to the retention of $5,529,000 in earnings and the issuance of new shares through the Corporation’s Dividend Reinvestment Program (“DRIP”) amounting to $1,312,000. Accumulated other comprehensive income increased $8,649,000 in 2020 as a result of market fluctuations in the investment portfolio.

The Corporation had 231,612 shares of common stock as of December 31, 2020 and December 31, 2019, at a cost of $5,709,000, as treasury stock, authorized and issued but not outstanding.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 8.61% for 2020 and 8.17% for 2019. Refer to Performance Ratios on page 24 — Selected Financial Data for a more expanded listing of the ROE.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 14 reflects risk-based capital ratios and the leverage ratio for the Bank. The Bank’s leverage ratio was 10.81% at December 31, 2020 and 9.42% at December 31, 2019.

The Bank has consistently maintained regulatory capital ratios at or above the “well capitalized” standards. To be categorized as “well capitalized”, the Bank must maintain minimum tier 1 risk-based capital, common equity tier 1 risk based capital, total risk-based capital and tier 1 leverage ratios of 8.0%, 6.5%, 10.0% and 5.0%, respectively. For additional information on capital ratios, see Note 14 — Regulatory Matters. The risk-based capital calculation assigns various levels of risk to different categories of bank assets, requiring higher levels of capital for assets with more risk. Also measured in the risk-based capital ratio is credit risk exposure associated with off-balance sheet contracts and commitments.

Table 14 — Capital Ratios

At December 31, 2020, the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of December 31, 2020 and December 31, 2019:

			To Be Well
			Capitalized
			Under Prompt
	December 31,	December 31,	Corrective Action
	2020	2019	Regulations
Tier 1 leverage ratio (to average assets)	10.81%	9.42%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	15.99%	13.50%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.99%	13.50%	8.00%
Total risk-based capital ratio	17.05%	14.53%	10.00%

The increase in the Bank’s capital ratios was mainly due to $22,500,000 contributed by the Corporation from proceeds of a $25,000,000 subordinated debt issuance. The subordinated debt is treated as tier 1 capital at the Bank level and tier 2 capital at the Corporation level for regulatory capital purposes.

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of December 31, 2020, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At December 31, 2020, the Corporation had $402,240,000 in available borrowing capacity at FHLB (which takes into account FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $4,215,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $19,494,000 at December 31, 2020.

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

Net cash flows used in operating activities were $1,957,000 as of December 31, 2020, compared to net cash flows provided by operating activities of $12,539,000 as of December 31, 2019. Net income amounted to $11,837,000 for the year ended December 31, 2020 and $10,227,000 for the year ended December 31, 2019. During the years ended December 31, 2020 and 2019, net premium amortization on investment securities amounted to $2,003,000 and $2,624,000, respectively. Originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $15,115,000 and $1,664,000 for the years ended December 31, 2020 and 2019, respectively. Net securities losses were $58,000 for the year ended December 31, 2020, compared to net securities gains of $911,000 for the year ended December 31, 2019. Accrued interest receivable increased by $1,139,000 during the year ended December 31, 2020 and decreased by $636,000 during the year ended December 31, 2019. Other assets decreased by $550,000 during the year ended December 31, 2020 and increased by $916,000 during the year ended December 31, 2019. Other liabilities decreased by $867,000 during the year ended December 31, 2020, compared to an increase of $1,667,000 during the year ended December 31, 2019.

Investing activities used cash of $135,264,000 during the year ended December 31, 2020 and provided cash of $11,986,000 during the year ended December 31, 2019. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions net against purchases) used cash of $79,609,000 during the year ended December 31, 2020 and provided cash of $45,660,000 during the year ended December 31, 2019. Net cash used to originate loans amounted to $57,415,000 and $39,504,000 during the years ended December 31, 2020 and 2019, respectively.

Financing activities provided cash of $150,677,000 during the year ended December 31, 2020 and used cash of $24,751,000 during the year ended December 31, 2019. Deposits increased by $175,860,000 and $90,075,000 during the years ended December 31, 2020 and 2019, respectively. Short-term borrowings decreased by $35,169,000 and $119,782,000 during the years ended December 31, 2020 and 2019, respectively. There were no proceeds from long-term borrowings during the year ended December 31, 2020, compared to proceeds from long-term borrowings of $30,000,000 for the year ended December 31, 2019. Repayment of long-term borrowings amounted to $10,000,000 for the year ended December 31, 2020 and $20,000,000 for the year ended December 31, 2019. Proceeds from issuance of subordinated debentures amounted to $25,000,000 for the year ended December 31, 2020, compared to the year ended December 31, 2019 when there were no issuances of subordinated debentures. Dividends paid amounted to $6,308,000 and $6,247,000 during the years ended December 31, 2020 and 2019, respectively.

Managing liquidity remains an important segment of asset/liability management. The overall liquidity position of the Corporation is maintained by an active asset/liability management committee. The Corporation believes that its core deposit base is stable even in periods of changing interest rates. Liquidity and funds management are governed by policies and measured on a monthly basis. These measurements indicate that liquidity generally remains stable and exceeds the Corporation’s minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment, utilizing current funding options and possibly exploring new options, such as the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).

Table 15 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2020.

Table 15 — Contractual Obligations

(Dollars in thousands)

	Less than	1 - 3	4 -5	Over
December 31, 2020	1 Year	Years	Years	5 Years	Total
Time deposits	$99,609	$68,597	$25,178	$444	$193,828
Securities sold under agreement to repurchase	19,494	—	—	—	19,494
Long-term borrowings	10,000	13,000	20,000	2,000	45,000
Subordinated debentures	—	—	—	25,000	25,000
Operating lease obligations	140	154	136	2,258	2,688
Financing lease obligations	19	34	18	16	87
	$129,262	$81,785	$45,332	$29,718	$286,097

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2020, the Corporation had outstanding unfunded commitments to extend credit of $114,836,000 and outstanding standby letters of credit of $4,623,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 15 — Financial Instruments with Off-Balance

Sheet Risk and Concentrations of Credit Risk for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 16 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2020. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 16 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2020 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is asset sensitive at December 31, 2020.

Table 16 — Interest Rate Sensitivity Analysis

(Dollars in thousands)

	December 31, 2020
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total
Assets	$274,042	$489,665	$322,069	$93,271	$1,179,047

Liabilities/Stockholders’ Equity	260,020	182,963	569,102	166,962	1,179,047

Interest Rate Sensitivity Gap	$14,022	$306,702	$(247,033)	$(73,691)

Cumulative Gap	$14,022	$320,724	$73,691	—

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

Table 17 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 3.62%, 7.76% and 11.61% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 2.52% and 7.79% in the 100 and 200 basis point decreasing rate scenarios presented, respectively. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years ended December 31, 2020 and 2019, the cost of interest-bearing liabilities averaged 0.84% and 1.38%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 4.09% and 4.33%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At December 31, 2020, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 46.58% and 117.55%, respectively. Additionally, net present value is projected to increase 26.71%, 40.95%, and 46.03% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. All scenarios presented are within the Corporation’s policy limits, aside from the 100 basis point immediate decrease scenario at (46.58)% vs. a policy limit of (20)% and the 200 basis point immediate decrease scenario at (117.55)% vs. a policy limit of (30)%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Table 17 — Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(11.61)%
+200 bp Shock vs. Stable Rate	(7.76)%
+100 bp Shock vs. Stable Rate	(3.62)%
Flat rate
‒100 bp Shock vs. Stable Rate	(2.52)%
‒200 bp Shock vs. Stable Rate	(7.79)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	46.03%
+200 bp Shock vs. Stable Rate	40.95%
+100 bp Shock vs. Stable Rate	26.71%
Flat rate
‒100 bp Shock vs. Stable Rate	(46.58)%
‒200 bp Shock vs. Stable Rate	(117.55)%

Table 18 shows the quarterly results of operations for the Corporation for the years ended December 31, 2020 and 2019:

Table 18 — Quarterly Results of Operations (Unaudited)

(Dollars in thousands, except per share data)
	Three Months Ended
2020	March 31	June 30	September 30	December 31
Interest income	$9,768	$9,631	$9,852	$10,316
Interest expense	2,392	1,513	1,231	1,224
Net interest income	7,376	8,118	8,621	9,092
Provision for loan losses	194	194	294	518
Non-interest income	983	1,621	1,515	1,893
Non-interest expense	5,915	5,655	6,256	6,779
Income before income tax expense	2,250	3,890	3,586	3,688
Income tax expense	197	509	449	422
Net income	$2,053	$3,381	$3,137	$3,266

Basic and diluted earnings per share	$0.35	$0.58	$0.54	$0.56

(Dollars in thousands, except per share data)
	Three Months Ended
2019	March 31	June 30	September 30	December 31
Interest income	$9,514	$9,479	$9,728	$9,806
Interest expense	2,693	2,597	2,589	2,364
Net interest income	6,821	6,882	7,139	7,442
Provision for loan losses	92	46	175	137
Non-interest income	1,507	1,616	2,226	1,580
Non-interest expense	5,855	5,655	5,859	6,053
Income before income tax expense	2,381	2,797	3,331	2,832
Income tax expense	138	267	408	301
Net income	$2,243	$2,530	$2,923	$2,531

Basic and diluted earnings per share	$0.39	$0.44	$0.50	$0.44

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

The Corporation considers three accounting policies to be critical because they involve the most significant judgments and estimates used in preparation of its consolidated financial statements. The three policies are the determination of other-than-temporary impairment of securities, the determination of the allowance for loan losses, and the assessment of goodwill for possible impairment.

Other-Than-Temporary Impairment of Securities. Valuations for the securities portfolio are determined using quoted market prices, where available. If quoted market prices are not available, securities valuation is based on pricing models, quotes for similar securities, and observable yield curves and spreads. In addition to valuation, management must assess whether there are any declines in value below the carrying value of the securities that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of the loss in the Corporation’s Consolidated Statements of Income.

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

Goodwill. Goodwill represents the excess purchase consideration over the fair value of net assets acquired in connection with acquisitions. Goodwill is not amortized but is periodically evaluated for impairment. Impairment testing is performed using either a qualitative or quantitative approach. The Corporation has selected September 30 as the date to perform the annual goodwill impairment test. Additionally, a goodwill impairment evaluation is performed on an interim basis when events or circumstances indicate impairment potentially exists.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

First Keystone Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary (collectively the "Corporation") as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factor Adjustments – Refer to Notes 1 and 4 to the consolidated financial statements

Critical Audit Matter Description

As disclosed in Note 4 to the Corporation's consolidated financial statements, the Corporation's loan portfolio totaled $721M as of December 31, 2020, and the related allowance for loan losses was $7.9M. As described in Note 1, the allowance for loan losses consists of specific and general reserve components in order to estimate losses that have been incurred as of the consolidated balance sheet date. In calculating the general reserve component, management considers historical loss experience based on loan type and qualitative factor adjustments for changes not reflected in the historical loss experience.

The determination of the qualitative factor adjustments involves significant estimates based on subjective assumptions that require a high degree of management judgment about the following internal or external factors: changes in lending policies and procedures; changes in macroeconomic conditions; changes in the nature and volume of the loan portfolio; changes in the experience and ability of lending management; changes in the volume of past due, nonaccrual, and adversely-classified loans; changes in the loan review system; changes in the value of underlying collateral; existence of any concentrations of credit; and effect of other external factors, such as competition or the regulatory environment. Changes in these assumptions could have a material effect on the allowance for loan losses.

The allowance for loan losses is an accounting estimate with significant measurement uncertainty and involves the application of significant judgment by management. Therefore, a high degree of auditor judgment and significant auditor effort was required in evaluating the audit evidence obtained related to the qualitative factor adjustments used by management in the calculation.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of internal controls relating to the evaluation of the assumptions and inputs used to evaluate the qualitative factors, including controls addressing:
o	Management's review of the underlying data inputs used in the determination of qualitative factor adjustments for completeness and accuracy.
o	Management’s determination of impaired loans that have been excluded from the general reserve component of the allowance for loan losses.
o	Management’s review of the conclusions reached related to the qualitative and quantitative loss factors and the resulting allocation to the allowance for loan losses.
●	Substantively testing the appropriateness of the judgments and assumptions used in management’s estimation process for developing the qualitative factor adjustments, including:
o	Assessing whether all relevant factors have been considered that affect the collectability of the loan portfolio.
o	Testing the risk grade factor based on the risk rating assigned to each
o	Evaluating the completeness, accuracy, and relevance of underlying internal and external data inputs used as a basis for the qualitative factor adjustments and corroborating these inputs by comparing to the Corporation’s lending practices, historical loan portfolio performance, and third-party macroeconomic data.
o	Evaluating the propriety of impaired loans excluded from the general reserve component of the allowance for loan losses.
o	Testing the mathematical accuracy of the calculation and allocation of qualitative factors to the appropriate loan categories.

Goodwill Impairment Evaluation – Refer to Notes 1 and 19 to the consolidated financial statements

Critical Audit Matter Description

As discussed in Note 1 and Note 19 to the consolidated financial statements, goodwill is tested for impairment on the basis of the community banking reporting unit at least annually, or more frequently as events occur or circumstances change. In the fourth quarter of fiscal year 2020, the Corporation assessed relevant events and circumstances and determined it was appropriate to perform an impairment test. In performing the test, management used both income and market approaches to determine the estimated fair value of the community banking reporting unit. The income approach was weighted 40% while the market approach was weighted at 60%. Goodwill was determined to not be impaired as of December 31, 2020.

Auditing management's goodwill impairment test was complex and relatively judgmental due to the significant estimation required to determine the estimated fair value of the community banking reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the Corporation's financial forecast, the discount rate, cost synergies and terminal growth rate, which are affected by expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of internal controls relating to the evaluation of the assumptions and inputs used to estimate the fair value of the Corporation's community banking reporting unit, including controls addressing:
o	Management’s review of the accuracy and reasonableness of the prospective financial information used in the discounted cash flow analysis.
o	Management's evaluation of the key assumptions and inputs used by a third-party valuation specialist, including discount rate, cost synergies, terminal growth rate, control premium, and market comparable entities, as well as the weighting assigned to each of the valuation methodologies used to determine fair value.
●	Substantively testing, with the support of auditor employed valuation specialists, the appropriateness of the judgments and assumptions used in management’s estimation process for determining the fair value of the Corporation's community banking reporting unit including:
o	Testing the mathematical accuracy of the calculations performed.
o	Assessing the historical accuracy of management’s financial forecasts by comparing prior budgets to actual results.
o	Evaluating the appropriateness of the valuation methodologies used as well as the weightings assigned to each, discount rate, cost synergies, terminal growth rate, control premium, market comparable entities and overall reasonableness of the fair value calculation.
o	Comparing the significant assumptions used by management to current industry and economic trends, current and historical performance of the community banking reporting unit, and other relevant factors.
o	Performing sensitivity analyses to evaluate the impact that changes in the significant assumptions used by management would have on the fair value of the reporting unit.
o	Testing management's reconciliation of the fair value of the community banking reporting unit to the market capitalization of the Corporation.

/s/ Baker Tilly US, LLP

We have served as the Corporation's auditor since 2018.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

Iselin, New Jersey

March 15, 2021

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)	December 31,
	2020	2019
ASSETS
Cash and due from banks	$8,833	$10,251
Interest-bearing deposits in other banks	15,347	473
Total cash and cash equivalents	24,180	10,724
Time deposits with other banks	247	247
Debt securities available-for-sale, at fair value	366,711	277,928
Marketable equity securities, at fair value	1,646	1,933
Restricted investment in bank stocks, at cost	2,247	4,224

Loans	703,310	645,440
Loans held for sale	17,300	2,292
Allowance for loan losses	(7,933)	(7,005)
Net loans	712,677	640,727
Premises and equipment, net	18,678	19,387
Operating lease right-of-use assets	1,061	1,470
Accrued interest receivable	4,544	3,405
Cash surrender value of bank owned life insurance	24,194	23,583
Investments in low-income housing partnerships	1,466	1,828
Goodwill	19,133	19,133
Foreclosed assets held for resale	28	119
Other assets	2,235	2,518
TOTAL ASSETS	$1,179,047	$1,007,226

LIABILITIES
Deposits:
Non-interest bearing	$198,499	$134,648
Interest bearing	738,989	626,980
Total deposits	937,488	761,628
Short-term borrowings	19,494	54,663
Long-term borrowings	45,000	55,000
Subordinated debentures	25,000	—
Operating lease liabilities	1,513	1,663
Accrued interest payable	405	606
Deferred income taxes	2,146	438
Other liabilities	3,759	4,476
TOTAL LIABILITIES	1,034,805	878,474

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of December 31, 2020 and December 31, 2019; issued 0 as of December 31, 2020 and December 31, 2019	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of December 31, 2020 and December 31, 2019; issued 6,115,281 as of December 31, 2020 and 6,048,506 as of December 31, 2019; outstanding 5,883,669 as of December 31, 2020 and 5,816,894 as of December 31, 2019	12,231	12,097
Surplus	39,543	38,365
Retained earnings	85,307	79,778
Accumulated other comprehensive income	12,870	4,221
Treasury stock, at cost, 231,612 shares as of December 31, 2020 and December 31, 2019	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	144,242	128,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,179,047	$1,007,226

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
	Years Ended December 31,
	2020	2019

Interest and fees on loans	$31,530	$29,445
Interest and dividend income on securities:
Taxable	4,742	5,288
Tax-exempt	3,019	3,211
Dividends	50	49
Dividend income on restricted investment in bank stocks	210	496
Interest on interest-bearing deposits in other banks	16	38
Total interest income	39,567	38,527
INTEREST EXPENSE
Interest on deposits	4,946	6,650
Interest on short-term borrowings	359	2,655
Interest on long-term borrowings	991	938
Interest on subordinated debt	64	—
Total interest expense	6,360	10,243
Net interest income	33,207	28,284
Provision for loan losses	1,200	450
Net interest income after provision for loan losses	32,007	27,834
NON-INTEREST INCOME
Trust department	995	971
Service charges and fees	1,693	2,224
Increase in cash surrender value of life insurance	611	620
ATM fees and debit card income	1,849	1,650
Gains on sales of mortgage loans	604	277
Net securities (losses) gains	(58)	911
Other	318	276
Total non-interest income	6,012	6,929
NON-INTEREST EXPENSE
Salaries and employee benefits	13,687	12,457
Occupancy, net	2,009	1,819
Furniture and equipment expense	590	574
Computer expense	990	1,115
Professional services	981	932
Pennsylvania shares tax	867	766
FDIC insurance, net	168	137
ATM and debit card fees	906	892
Data processing fees	1,166	1,111
Foreclosed assets held for resale expense, net	50	295
Advertising	354	613
Other	2,837	2,711
Total non-interest expense	24,605	23,422
Income before income tax expense	13,414	11,341
Income tax expense	1,577	1,114
NET INCOME	$11,837	$10,227
PER SHARE DATA
Net income per share:
Basic	$2.03	$1.77
Diluted	2.03	1.77
Dividends per share	1.08	1.08

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)
	Years Ended December 31,
	2020	2019

Net Income	$11,837	$10,227

Other comprehensive income:
Unrealized net holding gains on debt securities available-for-sale arising during the period, net of income taxes of $2,347 and $1,921, respectively	8,829	7,228

Less reclassification adjustment for net gains included in net income, net of income taxes of $(49) and $(112), respectively (a) (b)	(180)	(426)

Total other comprehensive income	8,649	6,802

Total Comprehensive Income	$20,486	$17,029
(a)	Gross amounts are included in net securities (losses) gains on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the consolidated statements of income.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity
Balance at January 1, 2019	5,996,322	$11,993	$37,255	$75,798	$(2,581)	$(5,709)	$116,756

Net Income				10,227			10,227
Other comprehensive income, net of taxes					6,802		6,802
Issuance of common stock under dividend reinvestment plan	52,184	104	1,110				1,214
Dividends - $1.08 per share				(6,247)			(6,247)
Balance at December 31, 2019	6,048,506	12,097	38,365	79,778	4,221	(5,709)	128,752

Net Income				11,837			11,837
Other comprehensive income, net of taxes					8,649		8,649
Issuance of common stock under dividend reinvestment plan	66,775	134	1,178				1,312
Dividends - $1.08 per share				(6,308)			(6,308)
Balance at December 31, 2020	6,115,281	$12,231	$39,543	$85,307	$12,870	$(5,709)	$144,242

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,837	$10,227
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	450
Depreciation and amortization	1,131	781
Net premium amortization on securities	2,003	2,624
Deferred income tax (benefit) expense	(591)	100
Gains on sales of mortgage loans	(604)	(277)
Proceeds from sales of mortgage loans originated for sale	15,365	10,783
Originations of mortgage loans originated for sale	(30,480)	(12,447)
Net securities losses (gains)	58	(911)
Net losses on sales of foreclosed real estate held for resale, including write-downs	26	264
(Increase) decrease in accrued interest receivable	(1,139)	636
Increase in cash surrender value of bank owned life insurance	(611)	(620)
Net losses on disposals of premises and equipment	4	4
Decrease (increase) in other assets	550	(916)
Amortization of investment in low-income housing partnerships	362	353
Decrease in accrued interest payable	(201)	(179)
(Decrease) increase in other liabilities	(867)	1,667
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,957)	12,539
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of debt securities available-for-sale	21,692	106,623
Proceeds from maturities and redemptions of debt securities available-for-sale	43,714	26,772
Purchases of debt securities available-for-sale	(145,015)	(87,735)
Net decrease in time deposits with other banks	—	1,235
Net change in restricted investment in bank stocks	1,977	4,457
Net increase in loans	(57,415)	(39,504)
Purchase of premises and equipment	(332)	(557)
Purchase of investment in real estate venture	—	(85)
Proceeds from sales of foreclosed assets held for resale	115	780
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(135,264)	11,986
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	175,860	90,075
Net decrease in short-term borrowings	(35,169)	(119,782)
Repayment of finance lease obligations	(4)	—
Proceeds from long-term borrowings	—	30,000
Repayment of long-term borrowings	(10,000)	(20,000)
Proceeds from issuance of subordinated debentures	25,000	—
Common stock issued	1,298	1,203
Dividends paid	(6,308)	(6,247)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	150,677	(24,751)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,456	(226)
CASH AND CASH EQUIVALENTS, BEGINNING	10,724	10,950
CASH AND CASH EQUIVALENTS, ENDING	$24,180	$10,724
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$6,561	$10,422
Income taxes paid	1,734	1,149
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchased securities settling after year end	—	1,011
Loans transferred to foreclosed assets held for resale	50	—
Loans transferred from held for sale portfolio	(149)	—
Common stock subscription receivable	14	11
Right-of-use assets obtained in exchange for lease liabilities	90	1,465

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

Nature of Operations

The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly-owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, governments, and public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 18 full service offices, one loan production office, and 20 Automated Teller Machines (“ATM”) located in Columbia, Luzerne, Montour, Monroe, and Northampton counties. The Corporation must also adhere to certain federal and state banking laws and regulations and are subject to periodic examinations made by various state and federal agencies.

Segment Reporting

The Bank acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business, government, and public and institutional customers. Through its branch and ATM network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services through its Trust Department.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, trust and mortgage banking operations of the Corporation. As such, discrete financial information is not available and segment reporting would not be meaningful.

Significant Concentrations of Credit Risk

The majority of the Corporation’s activities involve customers located primarily in Columbia, Luzerne, Montour, Monroe, Northampton, and Lehigh counties in Pennsylvania. The types of securities in which the Corporation invests are presented in Note 3 – Securities. Credit risk as it relates to investment activities is moderated through the monitoring of ratings and geographic concentrations residing in the portfolio and the observance of minimum rating levels in the investment policy. Note 4 – Loans and Allowance for Loan Losses summarizes the types of lending in which the Corporation engages. The inherent risks associated with lending activities are mitigated by adhering to conservative underwriting practices and policies, as well as portfolio diversification and thorough monitoring of the loan portfolio. It is management’s opinion that the investment and loan portfolios were well balanced at December 31, 2020, to the extent necessary to avoid any significant concentrations of credit risk.

Use of Estimates

The preparation of these consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant changes include the determination of other-than-temporary impairment on securities, the determination of the allowance for loan losses, and the assessment of goodwill for possible impairment.

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2020, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued. On February 23, 2021, the Board of Directors declared a dividend of $0.27 per share for the first quarter of 2021. The dividend is payable on March 31, 2021 to shareholders of record as of March 11, 2021. In addition, on February 23, 2021, the Board of Directors declared a special dividend of $0.01 per share for the first quarter of 2021. The special dividend is also payable on March 31, 2021 to shareholders of record as of March 11, 2021.

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

Beginning January 1, 2018, upon adoption of Accounting Standard Update 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. For periods prior to January 1, 2018, equity securities were classified as Available-for-Sale and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. Equity securities without readily determinable fair values are recorded at cost less impairment, if any.

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

When OTTI occurs on debt securities, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, and the realized loss is recognized as impairment charges on securities on the consolidated statements of income. The amount of the total OTTI related to the other factors shall be recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security.

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non-performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The realized loss is recognized as impairment charges on securities on the consolidated statements of income. The previous cost basis less the OTTI recognized in earnings becomes the new cost basis of the investment.

Restricted Investment in Bank Stocks

The Bank owns restricted stock investments in the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Community Bankers Bank (“ACBB”). These investments do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these investments are carried at cost. At December 31, 2020, the Corporation held $2,212,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2019, the Corporation held $4,189,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

Management evaluates the restricted investment in bank stocks for impairment on a quarterly basis. Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the cost of these investments rather than by recognizing temporary declines in value. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted investment in bank stocks; (i) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (ii) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the correspondent bank; and (iv) the liquidity position of the correspondent bank. Based on the analysis of these factors, management determined that no impairment charge was necessary related to the restricted investment in bank stocks during 2020 or 2019.

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

Commercial and industrial loans are generally secured with short-term assets; however, in many cases, additional collateral such as real estate is provided as additional security for the loan. Loan-to-value maximum thresholds have been established by the Corporation and are specific to the type of collateral. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, business financial statements, collateral appraisals or internal evaluations, etc. Commercial and industrial loans are typically supported by personal guarantees of the borrower.

In underwriting commercial and industrial loans, an analysis is performed to evaluate the borrower’s character and capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as the conditions affecting the borrower. Evaluation of the borrower’s past, present and future cash flows is also an important aspect of the Corporation’s analysis of the borrower’s ability to repay.

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

As an addition to the commercial loans receivable portfolio, the Corporation may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the U.S. Small Business Administration, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of December 31, 2020, the Corporation's balance of GGLs amounted to $5,128,000, compared to $6,150,000 at December 31, 2019.

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

In underwriting these loans, the Corporation performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The value of the property is determined by either independent appraisers or internal evaluations performed by Bank officers.

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

In underwriting one-to-four family residential mortgage loans, the Corporation evaluates the borrower’s ability to make monthly payments, the borrower’s prior loan repayment history and the value of the property securing the loan. The ability and willingness to repay is assessed based upon the borrower’s employment history, current financial conditions and credit background. A majority of the properties securing residential real estate loans made by the Corporation are appraised by independent appraisers. The Corporation generally requires mortgage loan borrowers to obtain an attorney’s title opinion or title insurance and fire and property insurance, including flood insurance, if applicable.

Residential mortgage loans, home equity term loans and home equity lines of credit generally present a lower level of risk than consumer loans because they are secured by the borrower’s primary residence. Risk is increased when the Corporation is in a subordinate position, especially to another lender, for the loan collateral.

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $17,300,000 at December 31, 2020 and $2,292,000 at December 31, 2019.

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

Coronavirus Pandemic Impact on the Loan Portfolio

As a result of the economic impact of the COVID-19 coronavirus pandemic, the Coronavirus Aid Relief, and Economic Security (“CARES”) Act was enacted in the United States on March 27, 2020. The Corporation is approved by the SBA to fund loans under the SBA’s Paycheck Protection Program (“PPP”) created as part of the CARES Act. The PPP loans have 1.00% interest rates, lender fees, two or five-year terms (depending on date of origination), and may qualify for forgiveness. These loans funded by the Corporation are subject to the terms and conditions applicable to all loans made pursuant to the PPP, as administered by the SBA under the CARES Act. The Paycheck Protection Program calls for these loans to be fully guaranteed by the SBA. PPP loan origination fees and certain loan origination costs have been deferred with the net amount accreted using the straight line method over the contractual life of the related loans as an interest yield adjustment. If a loan is forgiven pursuant to the terms and conditions applicable to the PPP, the remaining origination fees and costs are recognized at the time of forgiveness. All PPP loans are carried in the Corporation’s Commercial and Industrial loan portfolio. As of December 31, 2020, the Corporation held 441 PPP loans in its Commercial and Industrial portfolio, which carried a balance of $22,976,000.

An additional provision of the CARES Act, Section 4013 provides financial institutions the option to suspend requirements to categorize certain loan modifications as troubled debt restructurings, as long as specific criteria are met. To qualify, the loan modifications must be made on a good-faith basis in response to the COVID-19 pandemic, must occur between March 1, 2020 and the earlier of June 30, 2021 or the termination date of the national emergency related to the COVID-19 pandemic as declared by the President of the United States, and the loans must have been paid current (less than 30 days past due prior to any relief) as of December 31, 2019. In compliance with Section 4013 of the CARES Act, the Corporation has granted modification requests to defer principal and/or interest payments or modify interest rates on various loans across all portfolio segments. Of the loan modifications that have been granted in compliance with Section 4013 of the CARES Act, there were 44 loan modifications still actively on deferral carrying an aggregate balance of $16,541,000 as of December 31, 2020. See page 78 for additional information regarding the Section 4013 CARES Act modifications.

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

Commercial and Industrial and Commercial Real Estate loans are charged off in whole or in part when they become sufficiently delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or part of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Corporation estimates the impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. Should a Government Guaranteed Loan default, demand is made to the originating bank for repurchase of the loan. If the originating bank does not repurchase the loan, demand for repurchase is then made to the appropriate government agency which has provided the guarantee for the loan.

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

Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may currently be performing. A loan may remain on accrual status if it is well secured (or supported by a strong guarantee) and in the process of collection. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against interest income. Certain non-accrual loans may continue to perform; that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny, and if performance continues, interest income may be recorded on a cash basis based on management’s judgment regarding the collectability of principal.

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

The general component covers all other loans not identified as impaired (aside from GGLs, which do not require an allowance) and is based on historical losses and qualitative factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over a time period that management has determined represents the current credit cycle. Qualitative factors impacting each portfolio segment may include: delinquency trends, loan volume trends, Bank policy changes, management processes and oversight, economic trends (including change in consumer and business disposable incomes, unemployment and under-employment levels, and other conditions), concentrations by industry or product, internal and external loan review processes, collateral value and market conditions, and external factors including regulatory issues and competition.

In response to the COVID-19 pandemic and its impact on the current economy, the qualitative factors related to the local/regional economy were increased by two basis points across all loan segments during the first quarter of 2020, and increased by an additional basis point across all loan segments during the second quarter of 2020. The qualitative factor relating to the impact of external factors/conditions for the Commercial Real Estate portfolio segment was increased by an additional basis point during the third quarter of 2020. The qualitative factors relating to the impact of external factors/conditions were increased by two additional basis points across all loan segments during the fourth quarter of 2020. Modifications granted in compliance with Section 4013 of the CARES Act are highest in the Commercial Real Estate portfolio segment, the long-term effects of which are still very unclear, as there is still economic uncertainty related to the COVID-19 pandemic, especially in relation to this segment of the Corporation’s loan portfolio.

Government Guaranteed Loans do not require an associated allowance for loan losses due to the underlying irrevocable and unconditional guarantee, which is supported by the full faith and credit of the U.S. Government. Should a GGL default, the loan will be repurchased by the originating bank or the appropriate government agency that has provided the guarantee for the loan.

Although PPP loans do not require an associated allowance for loan losses due to the program’s call for a full guarantee by the SBA, the Corporation has taken the conservative approach and has calculated a qualitative allocation for the PPP loans under the general component of the allowance for the Commercial and Industrial portfolio.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of December 31, 2020 and 2019 the amount of the reserve for unfunded lending commitments was $129,000 and $125,000, respectively.

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

From time to time, the Corporation may agree to modify/restructure the contractual terms of a borrower's loan. The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both the following conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the Corporation has granted a concession. The most common concessions granted include one or more modifications to the terms of the debt, such as (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, and (d) a reduction in the contractual payment amount for either a short period or remaining term of the loan. A less common concession is the forgiveness of a portion of the principal.

The determination of whether a borrower is experiencing financial difficulties takes into account not only the current financial condition of the borrower, but also the potential financial condition of the borrower were a concession not granted. Similarly, the determination of whether a concession has been granted is subjective in nature. For example, simply extending the term of a loan at its original interest rate or even at a higher interest rate could be interpreted as a concession unless the borrower could readily obtain similar credit terms from a different lender.

Loans modified in a troubled debt restructuring are considered impaired and may or may not be placed on non-accrual status until the Corporation determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrates a period of performance according to the restructured terms of six months. Any loan modifications made in response to the COVID-19 pandemic are not considered troubled debt restructurings as long as the criteria set forth in Section 4013 of the CARES Act are met. See page 78 for further discussion of the Section 4013 CARES Act modifications.

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

Risk Grade 7 − SPECIAL MENTION (Non-Pass Category)

Assets in this category are currently adequately collateralized but have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Corporation’s credit position at some future date. The loans may constitute increased credit risk but not to the point of justifying a classification of substandard. No loss of principal or interest is envisioned, but risk is increasing beyond that at which the loan originally would have been granted. Historically, cash flows are inconsistent; financial trends show some deterioration. Liquidity and leverage ratios are above industry averages. Financial information could be incomplete or inadequate. A Special Mention asset has potential weaknesses that deserve management’s close attention.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation computed principally utilizing the straight-line method over the estimated useful lives of the assets. Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value may not be recovered. Maintenance and minor repairs are charged to operations as incurred. The cost and accumulated depreciation of the premises and equipment retired or sold are eliminated from the property accounts at the time of retirement or sale, and the resulting gain or loss is reflected in current operations.

Mortgage Servicing Rights

The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation may retain the right to service these loans. The mortgage loans sold and serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $86,981,000 and $94,998,000 at December 31, 2020 and 2019, respectively. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of the sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The servicing asset is included in other assets in the consolidated balance sheets and amounted to $282,000 at December 31, 2020 and $283,000 at December 31, 2019. The amount of servicing income earned was $231,000 and $241,000 at December 31, 2020 and 2019, respectively. Amortization recognized in relation to mortgage servicing rights was $130,000 and $112,000 at December 31, 2020 and 2019, respectively. Both income and amortization are included in service charges and fees on the consolidated statements of income. Gains or losses on sales of mortgage loans are recognized based on the differences between the selling price and the carrying value of the related mortgage loans sold.

Bank Owned Life Insurance

The cash surrender value of bank owned life insurance is carried as an asset, and changes in cash surrender value are recorded as non-interest income.

The Corporation entered into agreements to provide post-retirement benefits to two retired employees in the form of life insurance payable to the employee’s beneficiaries upon their death through endorsement split dollar life insurance arrangements. The Corporation’s accrued liabilities for this benefit agreement as of December 31, 2020 and 2019 was $36,000 and $38,000, respectively. The related income for this benefit agreement amounted to $2,000 for the years ended December 31, 2020 and 2019.

Investments in Low-Income Housing Partnerships

The Corporation is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the cost method. Under the cost method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment over the period that the tax credits are allocated to the Corporation. The amount of tax credits allocated to the Corporation were $405,000 in 2020 and 2019, and the amortization of the investments in the limited partnerships were $362,000 and $353,000 in 2020 and 2019, respectively. During 2015, the Corporation became a limited partner in a real estate venture with an initial investment of $590,000, additional capital contributions of $1,430,000 made in 2016 and 2017 and a final capital contribution of $85,000 made in 2019. The construction was completed and the property was occupied in 2017.

Goodwill

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Management notes that the emergence of COVID-19 as a global pandemic during 2020 has resulted in significant deterioration in general economic conditions, and has caused a deterioration in the environment in which the Corporation operates. The full impact to earnings in the banking industry and to the Corporation specifically, remains uncertain. Based on the totality of the circumstances, and the impact of economic conditions, management concluded that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Management engaged an independent third party to perform the quantitative analysis of comparing the fair value of the Corporation to its carrying value, including goodwill. The results of the quantitative goodwill impairment analysis concluded that there was no impairment as of December 31, 2020. In addition, the Corporation did not identify any impairment in 2019. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At December 31, 2020 and 2019, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)
	Year Ended December 31,
	2020	2019
Net income	$11,837	$10,227
Weighted-average common shares outstanding	5,841	5,784
Basic and diluted earnings per share	$2.03	$1.77

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Trust Assets and Revenues

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Assets held in trust were $107,336,000 and $111,160,000 at December 31, 2020 and 2019, respectively. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis (see Table 4 – Non-Interest Income for details).

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

Recent Accounting Standards Updates (“ASU”) – Adopted:

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the year ended December 31, 2020 that were not already adopted by the Corporation in previous periods.

Recently adopted ASUs:

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles –Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under the amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value with its carrying amount. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The update also eliminated the requirements for zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments were effective for public business entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this update on January 1, 2020 did not have a material impact on the Corporation’s consolidated financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement. The amendments in this update removed required disclosures regarding: 1. The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2. The policy for timing of transfers between levels, 3. The valuation processes for Level 3 fair value measurements, and 4. The update modified the disclosure requirements on fair value measurements in Topic 820: a) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and b) The range and weighted average significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update were effective for all entities for fiscal years, and interim periods within those fiscal years beginning after December 15, 2019. The adoption of this update on January 1, 2020 did not have a material impact on the Corporation's consolidated financial statements and related disclosures.

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

Pending ASUs:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), to delay the effective date for smaller reporting companies to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. While the Corporation (a smaller reporting company) is currently evaluating the provisions of ASU 2016-13 to determine the potential impact of the new standard will have on the Corporation's consolidated financial statements, it has taken steps to prepare for the implementation when it becomes effective, such as: forming an internal committee, gathering pertinent data, consulting with outside professionals, subscribing to a new software system, and running existing and new methodologies concurrently through the period of implementation.

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

Reclassifications

Certain amounts previously reported have been reclassified, when necessary, to conform with presentations used in the 2020 consolidated financial statements. Such reclassifications have no effect on the Corporation’s net income.

NOTE 2 — RESTRICTED CASH BALANCES

The Bank was previously required to maintain certain average reserve balances as established by the Federal Reserve Board. The amount of the reserve balance for the reserve computation period, which included December 31, 2019, was $1,352,000, which was satisfied through the restriction of vault cash. Effective March 26, 2020, the average cash reserve requirement was suspended, as the Federal Reserve Board reduced reserve requirement ratios to zero percent in response to the COVID-19 pandemic in order to support the flow of credit to households and businesses. The Bank maintains a clearing balance at the Federal Reserve Bank to offset daily cash management activities and specific charges for services. At December 31, 2020 and 2019, the amount of this balance was $15,251,000 and $463,000, respectively.

NOTE 3 — SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “available-for-sale” were as follows at December 31, 2020 and 2019:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020:	Cost	Gains	Losses	Value
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	76,270	1,628	(325)	77,573
Other	10,534	2	(106)	10,430
Other mortgage backed securities	39,420	470	(46)	39,844
Obligations of state and political subdivisions	150,922	14,193	(14)	165,101
Asset backed securities	44,751	158	(88)	44,821
Corporate debt securities	28,523	481	(62)	28,942
Total	$350,420	$16,932	$(641)	$366,711

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019:	Cost	Gains	Losses	Value
U.S. Treasury securities	$2,852	$3	$—	$2,855
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	77,131	539	(387)	77,283
Other	10,381	4	(88)	10,297
Other mortgage backed securities	11,145	3	(10)	11,138
Obligations of state and political subdivisions	114,934	5,490	(48)	120,376
Asset backed securities	37,596	115	(175)	37,536
Corporate debt securities	18,546	182	(285)	18,443
Total	$272,585	$6,336	$(993)	$277,928

Debt securities available-for-sale with an aggregate fair value of $315,146,000 at December 31, 2020 and $201,468,000 at December 31, 2019, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $231,750,000 at December 31, 2020 and $143,546,000 at December 31, 2019.

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Available-for-Sale
	Amortized
	Cost	Fair Value
1 year or less	$4,823	$4,849
Over 1 year through 5 years	40,494	42,113
Over 5 years through 10 years	40,409	41,845
Over 10 years	149,004	160,487
Mortgage-backed securities	115,690	117,417
Total	$350,420	$366,711

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2020. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in debt securities available-for-sale during 2020 and 2019 were $21,692,000 and $106,623,000, respectively. Gross gains realized on these sales were $415,000 and $947,000, respectively. Gross losses on these sales were $186,000 and $409,000, respectively. There were no impairment losses realized on debt securities available-for-sale during 2020 or 2019.

At December 31, 2020 and 2019, the Corporation had $1,646,000 and $1,933,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2020 and 2019:

(Dollars in thousands)
	December 31, 2020	December 31, 2019
Net (losses) and gains recognized during the period on equity securities	$(287)	$373
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—
Net (losses) and gains recognized during the reporting period on equity securities still held at the reporting date	$(287)	$373

The Corporation and its investment advisors monitor the entire portfolio at least quarterly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at December 31, 2020 and 2019.

The summary below shows the gross unrealized losses and fair value of the Corporation’s debt securities, aggregated by investment category, of which individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2020 and 2019:

December 31, 2020

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	13,859	(302)	5,729	(23)	19,588	(325)
Other	2,497	(32)	6,709	(74)	9,206	(106)
Other mortgage backed debt securities	8,290	(46)	—	—	8,290	(46)
Obligations of state and political subdivisions	4,122	(14)	—	—	4,122	(14)
Asset backed securities	6,827	(8)	11,018	(80)	17,845	(88)
Corporate debt securities	5,489	(11)	1,949	(51)	7,438	(62)
Total	$41,084	$(413)	$25,405	$(228)	$66,489	$(641)

December 31, 2019

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	39,085	(221)	12,650	(166)	51,735	(387)
Other	4,382	(24)	4,594	(64)	8,976	(88)
Other mortgage backed debt securities	4,056	(10)	—	—	4,056	(10)
Obligations of state and political subdivisions	1,993	(15)	1,081	(33)	3,074	(48)
Asset backed securities	19,236	(175)	—	—	19,236	(175)
Corporate debt securities	3,484	(16)	7,231	(269)	10,715	(285)
Total	$72,236	$(461)	$25,556	$(532)	$97,792	$(993)

The Corporation invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (“Federal Home Loan Mortgage Corporation”), FNMA (“Federal National Mortgage Association”) or GNMA (“Government National Mortgage Association”). The municipal securities consist of general obligations and revenue bonds. The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 14 debt securities with a less than one year unrealized loss position, or any of their 17 debt securities with a one year or greater unrealized loss position, as of December 31, 2020, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Corporation expects to collect all principal and interest payments defined under the original terms as all contracted payments on securities in the portfolio are current as of December 31, 2020.

NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the classes of the loan portfolio summarized by risk rating as of December 31, 2020 and 2019:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Grade:
1-6 Pass	$90,906	$84,999	$444,119	$382,510
7 Special Mention	—	2	814	944
8 Substandard	919	1,068	20,975	11,590
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	50	643	820	757
Total loans	$91,875	$86,712	$466,728	$395,801

	Residential Real Estate
	Including Home Equity		Consumer
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Grade:
1-6 Pass	$155,698	$158,301	$4,934	$5,662
7 Special Mention	225	117	—	83
8 Substandard	1,186	1,048	18	35
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	(126)	(116)	72	89
Total loans	$156,983	$159,350	$5,024	$5,869

	Total Loans
	December 31,	December 31,
	2020	2019
Grade:
1-6 Pass	$695,657	$631,472
7 Special Mention	1,039	1,146
8 Substandard	23,098	13,741
9 Doubtful	—	—
Add (deduct): Unearned discount and	—	—
Net deferred loan fees and costs	816	1,373
Total loans	$720,610	$647,732

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $9,337,000 and $1,843,000 at December 31, 2020 and $17,848,000 and $2,007,000 at December 31, 2019. Commercial and Industrial loans also included $5,128,000 and $6,150,000 of GGLs and $22,976,000 and $0 of PPP loans as of December 31, 2020 and 2019, respectively. Loans held for sale amounted to $17,300,000 at December 31, 2020 and $2,292,000 at December 31, 2019.

The activity in the allowance for loan losses, by loan class, is summarized below for the years indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2020:
Allowance for Loan Losses:
Beginning balance	$634	$4,116	$1,665	$114	$476	$7,005
Charge-offs	(90)	(141)	(33)	(37)	—	(301)
Recoveries	14	—	8	7	—	29
Provision	229	787	3	10	171	1,200
Ending Balance	$787	$4,762	$1,643	$94	$647	$7,933
Ending balance: individually
evaluated for impairment	$—	$8	$—	$—	$—	$8
Ending balance: collectively
evaluated for impairment	$787	$4,754	$1,643	$94	$647	$7,925

Loans Receivable:
Ending Balance	$91,875	$466,728	$156,983	$5,024	$—	$720,610
Ending balance: individually
evaluated for impairment	$1,095	$12,923	$1,036	$—	$—	$15,054
Ending balance: collectively
evaluated for impairment	$90,780	$453,805	$155,947	$5,024	$—	$705,556

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2019:
Allowance for Loan Losses:
Beginning balance	$724	$3,700	$1,650	$117	$554	$6,745
Charge-offs	—	(64)	(69)	(71)	—	(204)
Recoveries	6	—	2	6	—	14
Provision (credit)	(96)	480	82	62	(78)	450
Ending Balance	$634	$4,116	$1,665	$114	$476	$7,005
Ending balance: individually
evaluated for impairment	$—	$1	$—	$—	$—	$1
Ending balance: collectively
evaluated for impairment	$634	$4,115	$1,665	$114	$476	$7,004

Loans Receivable:
Ending Balance	$86,712	$395,801	$159,350	$5,869	$—	$647,732
Ending balance: individually
evaluated for impairment	$1,084	$11,158	$712	$—	$—	$12,954
Ending balance: collectively
evaluated for impairment	$85,628	$384,643	$158,638	$5,869	$—	$634,778

The outstanding recorded investment of loans categorized as TDRs as of December 31, 2020 and December 31, 2019 was $9,563,000 and $8,678,000, respectively. The increase in TDRs at December 31, 2020 as compared to December 31, 2019 is mainly attributable to eight loans that were modified as TDRs during the year ended December 31, 2020, net against payments, payoffs, and charge-offs on existing TDRs that were completed during the year ended December 31, 2020. There were no unfunded commitments on TDRs at December 31, 2020 and 2019.

During the year ended December 31, 2020, eight loans with a combined post modification balance of $1,536,000 were modified as TDRs, compared to the year ended December 31, 2019 when no loans were modified as TDRs. The loan modifications for the year ended December 31, 2020 consisted of two term modifications beyond the original stated term and six payment modifications.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	December 31,	December 31,
	2020	2019
Non-accrual TDRs	$1,587	$112
Accruing TDRs	7,976	8,566
Total	$9,563	$8,678

At December 31, 2020, three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $745,000, seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $984,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $18,000 were not in compliance with the terms of their restructure, compared to December 31, 2019 when six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $464,000 were not in compliance with the terms of their restructure.

Two Commercial Real Estate loans totaling $57,000 that were modified as TDRs within the twelve months preceding December 31, 2020 experienced payment defaults during the year ended December 31, 2020. No loans were modified as TDRs within the twelve months preceding December 31, 2019.

The following table presents information regarding the loan modifications categorized as TDRs during the year ended December 31, 2020. No loans were modified as TDRs during the year ended December 31, 2019.

(Dollars in thousands)	Year Ended December 31, 2020
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial and Industrial	2	$42	$42	$40
Commercial Real Estate	6	1,494	1,494	1,486
Total	8	$1,536	$1,536	$1,526

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the year ended December 31, 2020 with the total number of each type of modification performed. No loans were modified as TDRs during the year ended December 31, 2019.

	Year Ended December 31, 2020
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	—	1	1	2
Commercial Real Estate	—	1	5	6
Total	—	2	6	8

In the wake of the COVID-19 pandemic, during the second quarter of 2020, the Corporation began granting loan modification requests to defer principal and/or interest payments or modify interest rates. These loans are not classified as TDRs according to Section 4013 of the CARES Act, as long as the specific criteria set forth in the Act are met. The table below presents information related to the loan modifications made in compliance with Section 4013 of the CARES Act for the year ended December 31, 2020:

(Dollars in thousands)	Commercial and		Commercial		Residential
	Industrial		Real Estate		Real Estate		Consumer		Total
		Recorded		Recorded		Recorded		Recorded		Recorded
	Count	Investment	Count	Investment	Count	Investment	Count	Investment	Count	Investment
Balance at June 30, 2020	66	$11,540	325	$143,886	81	$8,143	18	$126	490	$163,695
Additional modifications granted for the three months ended September 30,2020	3	654	9	2,130	2	641	-	-	14	3,425
Section 4013 CARES Act modifications returned to normal payment status during the three months ended September 30, 2020 (a)	(28)	(4,943)	(192)	(79,525)	(77)	(7,291)	(18)	(126)	(315)	(91,885)
Principal payments net of draws on active deferred loans for the three months ended September 30, 2020 (b)	N/A	-	N/A	(299)	N/A	(1)	N/A	-	N/A	(300)
Balance at September 30, 2020	41	$7,251	142	$66,192	6	$1,492	—	$—	189	$74,935
Additional modifications granted for the three months ended December 31,2020	—	—	5	1,246	4	537	—	—	9	1,783
Section 4013 CARES Act modifications returned to normal payment status during the three months ended December 31, 2020 (a)	(34)	(6,239)	(112)	(52,178)	(8)	(1,760)	—	—	(154)	(60,177)
Principal payments net of draws on active deferred loans for the three months ended December 31, 2020 (b)	N/A	-	N/A	—	N/A	—	N/A	-	N/A	—
Balance at December 31, 2020	7	$1,012	35	$15,260	2	$269	—	$—	44	$16,541

Percent of Total Section 4013 CARES Act Modifications as of December 31, 2020		6.12%		92.25%		1.63%		0.00%		100.00%
Percent of Total Section 4013 CARES Act Modifications to Total Loans as of December 31, 2020		0.14%		2.12%		0.04%		0.00%		2.30%

Subsequent modifications granted for active deferred loans as of December 31, 2020	5	$400	9	$6,360	-	$-	-	$-	14	$6,760

(a)
Includes payments made prior to return to normal payment status during the quarters ended September 30 and December 31, 2020
(b)
Draws include those made on lines of credit and other loans contractually allowing draws of principal. No construction loans have experienced a Section 4013 CARES Act Modification as of the dates indicated.

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below at December 31, 2020 and 2019.

(Dollars in thousands)	December 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,095	$1,095	$—	$1,084	$1,084	$—
Commercial Real Estate	12,438	15,400	—	11,130	14,147	—
Residential Real Estate	1,036	1,120	—	712	822	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	485	485	8	28	28	1
Residential Real Estate	—	—	—	—	—	—
Total	$15,054	$18,100	$8	$12,954	$16,081	$1
Total consists of:
Commercial and Industrial	$1,095	$1,095	$—	$1,084	$1,084	$—
Commercial Real Estate	$12,923	$15,885	$8	$11,158	$14,175	$1
Residential Real Estate	$1,036	$1,120	$—	$712	$822	$—

At December 31, 2020 and 2019, $9,563,000 and $8,678,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 and $1,000, respectively. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the years ended December 31, 2020 and 2019.

(Dollars in thousands)	For the Year Ended		For the Year Ended
	December 31, 2020		December 31, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,082	$14	$1,106	$53
Commercial Real Estate	11,463	371	12,426	435
Residential Real Estate	1,026	1	614	7

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	118	5	69	3
Residential Real Estate	13	1	13	—
Total	$13,702	$392	$14,228	$498

Total consists of:
Commercial and Industrial	$1,082	$14	$1,106	$53
Commercial Real Estate	$11,581	$376	$12,495	$438
Residential Real Estate	$1,039	$2	$627	$7

Of the $392,000 and $498,000 in interest income recognized on impaired loans for the years ended December 31, 2020 and 2019, respectively, $5,000 in interest income was recognized with respect to non-accrual loans for each respective period.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of December 31, 2020 and 2019 were as follows:

(Dollars in thousands)	December 31,	December 31,
	2020	2019
Commercial and Industrial	$745	$—
Commercial Real Estate	5,315	3,697
Residential Real Estate	1,018	691
Total non-accrual loans	7,078	4,388
Foreclosed assets held for resale	28	119
Loans past-due 90 days or more and still accruing interest	13	100
Total non-performing assets	$7,119	$4,607

If interest on non-accrual loans had been accrued at original contract rates, interest income would have increased by $1,461,000 in 2020 and $996,000 in 2019.

The $28,000 in foreclosed assets held for resale at December 31, 2020 was represented by land. Of the $119,000 in foreclosed assets held for resale at December 31, 2019, $38,000 was represented by land and $81,000 was represented by commercial real estate. At December 31, 2020 and 2019, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Corporation has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $815,000 at December 31, 2020 and $617,000 at December 31, 2019. These balances were not included in foreclosed assets held for resale at December 31, 2020 and 2019.

The following tables present the classes of the loan portfolio summarized by the past-due status at December 31, 2020 and 2019:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2020:
Commercial and Industrial	$—	$—	$745	$745	$91,130	$91,875	$—
Commercial Real Estate	1,879	968	4,552	7,399	459,329	466,728	—
Residential Real Estate	628	74	1,031	1,733	155,250	156,983	13
Consumer	19	6	—	25	4,999	5,024	—
Total	$2,526	$1,048	$6,328	$9,902	$710,708	$720,610	$13

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2019:
Commercial and Industrial	$—	$26	$—	$26	$86,686	$86,712	$—
Commercial Real Estate	880	957	3,502	5,339	390,462	395,801	—
Residential Real Estate	1,118	506	613	2,237	157,113	159,350	100
Consumer	24	5	—	29	5,840	5,869	—
Total	$2,022	$1,494	$4,115	$7,631	$640,101	$647,732	$100

At December 31, 2020 and 2019 commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit in the amount of $1,249,000 that was associated with a loan to a developer of a residential sub-division.

NOTE 5 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2020 and 2019 is as follows:

(Dollars in thousands)

	Estimated Useful
	Life (in years)	2020	2019
Land	N/A	$3,744	$3,744
Buildings	5-40	20,781	20,746
Leasehold improvements	1-20	187	184
Equipment	3-25	7,895	8,242
		32,607	32,916
Less: Accumulated depreciation		13,929	13,529
Total		$18,678	$19,387

Depreciation amounted to $1,041,000 for 2020 and $1,112,000 for 2019.

NOTE 6 — DEPOSITS

Major classifications of deposits at December 31, 2020 and 2019 consisted of:

(Dollars in thousands)	December 31,	December 31,
	2020	2019
Non-interest bearing demand	$198,499	$134,648
Interest bearing demand	330,253	218,847
Savings	214,908	173,069
Time certificates of deposits less than $250,000	177,652	210,916
Time certificates of deposits $250,000 or greater	15,029	23,006
Other time	1,147	1,142
Total deposits	$937,488	$761,628

Total deposits increased $175,860,000 to $937,488,000 as of December 31, 2020 due to increases in non-interest bearing, interest bearing and savings deposits. The increase in deposits was the result of many different factors including the deposit of stimulus funds, PPP loan proceeds, an $83,000,000 increase in highly rate sensitive deposits and other normal fluctuations in deposits during 2020.

The following is a schedule reflecting classification and remaining maturities of time deposits at December 31, 2020:

(Dollars in thousands)

Year Ending
2021	$99,609
2022	40,001
2023	28,596
2024	15,576
2025	9,602
Thereafter	444
Total time deposits	$193,828

NOTE 7 — SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and FHLB advances, which generally represent overnight or less than 30 -day borrowings.

Short-term borrowings and weighted-average interest rates at and for the years ended December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	2020		2019
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	0.37%	$—	2.01%
Securities sold under agreements to repurchase	19,494	0.58%	14,042	1.03%
Federal Discount Window	—	0.37%	—	2.92%
Federal Home Loan Bank of Pittsburgh	—	1.00%	40,621	2.59%
	$19,494	0.82%	$54,663	2.37%

At December 31, 2020, the maximum borrowing capacity of federal funds purchased and the Federal Discount Window was $15,000,000 and $4,215,000, respectively. Please refer to Note 8 ― Long-Term Borrowings for the Corporation’s maximum borrowing capacity at FHLB.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2020 and 2019.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
December 31, 2020
Repurchase agreements (a)	$19,494	$—	$19,494	$(19,494)	$—	$—

December 31, 2019
Repurchase agreements (a)	$14,042	$—	$14,042	$(14,042)	$—	$—
(a)	As of December 31, 2020 and 2019, the fair value of securities pledged in connection with repurchase agreements was $23,695,000 and $22,413,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of December 31, 2020.

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
December 31, 2020:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$19,494	$—	$—	$—	$19,494
Total	$19,494	$—	$—	$—	$19,494

NOTE 8 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The qualifying assets are real estate mortgages and certain investment securities.

A schedule of long-term borrowings by maturity as of December 31, 2020 and 2019 follows:

(Dollars in thousands)

	2020		2019
Due 2020, 1.62% to 1.95%	$	―	$10,000
Due 2021, 1.42% to 1.58%		10,000	10,000
Due 2022, 2.34%		10,000	10,000
Due 2023, 2.96%		3,000	3,000
Due 2024, 1.68%		20,000	20,000
Due 2028, 5.14%		2,000	2,000
Total long-term borrowings		$45,000	$55,000

The Corporation’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, FHLB may declare all indebtedness of the Corporation immediately due. In addition, FHLB shall not be required to fund advances under any outstanding commitments. At December 31, 2020, the Corporation’s maximum borrowing capacity at FHLB, which takes into account FHLB long-term notes and FHLB short-term borrowings, was $402,240,000.

NOTE 9 — SUBORDINATED DEBENTURES

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined). Interest will be payable semi-annually in arrears on June 30 and December 31 of each year, beginning on June 30, 2021, for the first five years after issuance and will be payable quarterly in arrears thereafter on March 31, June 30, September 30 and December 31. The 2020 Notes will mature on December 31, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 31, 2025 and prior to December 31, 2030. Additionally, if all or any portion of the 2020 Notes cease to be deemed Tier 2 capital, the Corporation may redeem, in whole and not in part, at any time upon giving not less than ten days’ notice, an amount equal to one hundred percent (100%) of the principal amount outstanding plus accrued but unpaid interest to but excluding the date fixed for redemption.

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar law of the Corporation or the Bank.

NOTE 10 — INCOME TAXES

The current and deferred components of the income tax expense consisted of the following:

(Dollars in thousands)

	2020	2019
Federal
Current	$2,168	$1,014
Deferred	(591)	100
Income tax expense	$1,577	$1,114

The following is a reconciliation between the income tax expense and the amount of income taxes which would have been provided at the statutory rate of 21%:

(Dollars in thousands)

	2020		2019
	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$2,817	21.0%	$2,384	21.0%
Tax-exempt income	(664)	(4.9)	(727)	(6.4)
Low-income housing credits	(405)	(3.0)	(405)	(3.6)
Bank owned life insurance income	(128)	(1.0)	(130)	(1.1)
Other	(43)	(0.3)	(8)	(0.1)
Income tax expense and rate	$1,577	11.8%	$1,114	9.8%

The components of the net deferred tax liability at December 31, 2020 and 2019 are as follows:

(Dollars in thousands)

	2020	2019
Deferred Tax Assets:
Allowance for loan losses	$1,666	$1,471
Provision for unfunded commitments	27	26
Deferred compensation	251	230
Contributions	—	1
Accrued rent expense	95	—
Operating lease liabilities	318	349
Finance lease liabilities	18	—
Loan purchase accounting	—	14
Limited partnership investments	252	242
Impairment loss on securities	4	4
Writedowns on OREO properties	2	3
Deferred health insurance	17	—
Capital and net operating loss carry forwards	88	70
Valuation allowance related to state net operating losses	(88)	(70)
Total	2,650	2,340
Deferred Tax Liabilities:
Net unrealized gains on debt securities available-for-sale	3,421	1,122
Loan fees and costs	171	288
Net unrealized gains on marketable equity securities	262	345
Operating lease right-of-use assets	318	322
Accumulated depreciation	307	363
Accretion	18	32
Mortgage servicing rights	42	49
Intangibles	257	257
Total	4,796	2,778
Net Deferred Tax Liability	$(2,146)	$(438)

A valuation allowance for deferred tax assets was recorded in the amount of $88,000 and $70,000 at December 31, 2020 and 2019, respectively. The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2020 and 2019, the Corporation had state net operating loss carryforwards, net of a valuation allowance, of $0, which are available to offset future state taxable income, and expire at various dates through 2040.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2020.

The Corporation did not have any uncertain tax positions at December 31, 2020 and 2019.

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2017.

NOTE 11 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Effective January 1, 2014, the plan became a Safe Harbor Plan. Under the savings feature, the Corporation makes safe harbor matching contributions of 100% of the first 3% of compensation an employee contributes to the Plan and 50% of the next 2% of compensation an employee contributes to the Plan. The safe harbor matching contributions amounted to $330,000 and $309,000 in 2020 and 2019, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $455,000 and $329,000 in 2020 and 2019, respectively.

The Corporation also has non-qualified deferred compensation agreements with one of its current officers and five retired officers. These agreements are essentially unsecured promises by the Corporation to make monthly payments to the officers over fifteen or twenty year periods. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Corporation recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Corporation’s accrued liability for these deferred compensation agreements, reported in other liabilities on the consolidated balance sheets, as of December 31, 2020 and 2019, was $995,000 and $1,056,000, respectively. The related expense for these agreements, reported in salaries and employee benefits on the consolidated statements of income, amounted to $70,000 and $73,000 in 2020 and 2019, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

The Corporation currently leases three branch banking facilities and one parcel of land under operating leases. At December 31, 2020, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,061,000 and $1,513,000, respectively. Further options to extend or terminate the leases are not applicable for any of the four leases. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Corporation recognized total operating lease costs for the years ended December 31, 2020 and 2019 of $413,000 and $257,000, respectively. Cash payments totaled $154,000 and $156,000 for the years ended December 31, 2020 and 2019, respectively.

The Corporation currently has three finance leases for equipment. At December 31, 2020, right-of-use assets and lease liabilities were recorded related to these finance leases totaling $94,000 and $84,000, respectively. Amounts recognized as right-of-use assets related to finance leases are included in Premises and equipment, net in the accompanying balance sheet. Further options to extend or terminate the lease are not applicable for any of the three leases. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

Total finance lease costs that were recognized by the Corporation for the year ended December 31, 2020 were immaterial. Cash payments totaled $4,000.

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of December 31, 2020 and 2019.

	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
	Operating	Operating	Finance	Finance
Weighted-average term (years)	25.09	25.63	5.55	—
Weighted-average discount rate	3.86%	3.85%	0.88%	—

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$140	$148	$19	$—
After one but within two years	86	106	19	—
After two but within three years	68	86	15	—
After three but within four years	68	68	9	—
After four but within five years	68	68	9	—
After five years	2,258	2,326	16	—
Total undiscounted cash flows	2,688	2,802	87	—
Discount on cash flows	(1,175)	(1,139)	(3)	—
Total lease liability	$1,513	$1,663	$84	$—

NOTE 13 — RELATED PARTY TRANSACTIONS

Certain directors, executive officers and immediate family members of First Keystone Corporation and its subsidiary, and companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Corporation at December 31, 2020 and 2019. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans consists of the following:

(Dollars in thousands)

	2020	2019
Balance at January 1	$16,240	$19,948
Additions	11,108	4,139
Deductions	(12,524)	(7,847)
Balance at December 31	$14,824	$16,240

The summary of activity on the related party loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2020 and 2019, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $7,453,000 and $5,810,000 respectively, on the above loans.

Deposits from certain officers, directors and immediate family members and/or their related companies held by the Bank amounted to $25,332,000 and $21,140,000 at December 31, 2020 and 2019, respectively.

NOTE 14 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2020, $13,179,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2020 and 2019, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

On July 2, 2013, the Board of Governors of the Federal Reserve System finalized its rule implementing the Basel III regulatory capital framework, which the FDIC adopted on July 9, 2013. Under the rule, minimum requirements increased both the quantity and quality of capital held by banking organizations. Consistent with the Basel III framework, the rule included a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent, and a common equity tier 1 conservation buffer of 2.5 percent of risk-weighted assets, that applies to all supervised financial institutions, which was phased in over a three year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019. The rule also raised the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent, and includes a minimum leverage ratio of 4 percent for all banking organizations.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, tier I capital and common equity tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined).

As of December 31, 2020 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum total risk-based, tier I risk-based, common equity tier 1 risk-based and tier I leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Dollars in thousands)			For Capital		Minimum Capital		To Be Well Capitalized
			Adequacy		Adequacy with		Under Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total Capital (to Risk-Weighted Assets)	$129,704	17.05%	$60,842	8.00%	$79,856	10.50%	$76,053	10.00%
Tier I Capital (to Risk-Weighted Assets)	$121,642	15.99%	$45,632	6.00%	$64,645	8.50%	$60,842	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$121,642	15.99%	$34,224	4.50%	$53,237	7.00%	$49,434	6.50%
Tier I Capital (to Average Assets)	$121,642	10.81%	$45,006	4.00%	$45,006	4.00%	$56,258	5.00%

(Dollars in thousands)			For Capital		Minimum Capital		To Be Well Capitalized
			Adequacy		Adequacy with		Under Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk-Weighted Assets)	$100,193	14.53%	$55,168	8.00%	$72,409	10.50%	$68,961	10.00%
Tier I Capital (to Risk-Weighted Assets)	$93,063	13.50%	$41,376	6.00%	$58,617	8.50%	$55,168	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$93,063	13.50%	$31,032	4.50%	$48,272	7.00%	$44,824	6.50%
Tier I Capital (to Average Assets)	$93,063	9.42%	$39,531	4.00%	$39,531	4.00%	$49,414	5.00%

The capital conservation buffer phase-in began January 1, 2016. The capital conservation buffer of 2.50% was fully phased in effective January 1, 2019.

The Corporation’s capital ratios are not materially different from those of the Bank.

NOTE 15  — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2020 and 2019 were as follows:

(Dollars in thousands)
	2020	2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$114,836	$122,082
Financial standby letters of credit	$1,175	$335
Performance standby letters of credit	$3,448	$3,230

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At December 31, 2020, the Corporation had $623,711,000 in loans secured by real estate, which represented 86.6% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of December 31, 2020 and 2019, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

NOTE 16 — STOCKHOLDERS’ EQUITY

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

Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were 66,775 in 2020 and 52,184 in 2019. Remaining shares authorized in the plan were 458,089 as of December 31, 2020.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At December 31, 2020 and 2019, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

December 31, 2020	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	77,573	—	77,573
Other	—	10,430	—	10,430
Other mortgage backed debt securities	—	39,844	—	39,844
Obligations of state and political subdivisions	—	165,101	—	165,101
Asset backed securities	—	44,821	—	44,821
Corporate debt securities	—	28,942	—	28,942
Total debt securities available-for-sale	—	366,711	—	366,711
Marketable equity securities	1,646	—	—	1,646
Total recurring fair value measurements	$1,646	$366,711	$—	$368,357

(Dollars in thousands)

December 31, 2019	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$2,855	$—	$2,855
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	77,283	—	77,283
Other	—	10,297	—	10,297
Other mortgage backed debt securities	—	11,138	—	11,138
Obligations of state and political subdivisions	—	120,376	—	120,376
Asset backed securities	—	37,536	—	37,536
Corporate debt securities	—	18,443	—	18,443
Total debt securities available-for-sale	—	277,928	—	277,928
Marketable equity securities	1,933	—	—	1,933
Total recurring fair value measurements	$1,933	$277,928	$—	$279,861

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2020 and 2019.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2020 and 2019, impaired loans measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2020
Impaired loans:
Commercial Real Estate	$—	$—	$6,497	$6,497
Residential Real Estate	—	—	111	111
Total impaired loans	$—	$—	$6,608	$6,608

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2019
Impaired loans:
Commercial Real Estate	$—	$—	$6,218	$6,218
Residential Real Estate	—	—	221	221
Total impaired loans	$—	$—	$6,439	$6,439

The Corporation’s impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end unless the Board of Directors waives such requirement for a specific loan, in favor of obtaining a Certificate of Inspection instead. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For impaired loans less than $250,000 upon classification and annually at year end, the Corporation completes a Certificate of Inspection, which includes an onsite inspection, and considers value indicators such as insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the impaired loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2020 and 2019.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2020 and 2019, foreclosed assets held for resale measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2020
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$28	$28
Total foreclosed assets held for resale	$—	$—	$28	$28

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2019
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$81	$81
Total foreclosed assets held for resale	$—	$—	$81	$81

The Corporation’s foreclosed asset valuation procedure requires an appraisal or a Certificate of Inspection, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases in which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2020 and 2019.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
December 31, 2020	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans - collateral dependent	$3,679	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(15%) – (73%)	(17%)
Impaired loans - other	$2,929	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)
Foreclosed assets held for resale	$28	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(28%) –(28%)	(28%)

December 31, 2019
Impaired loans - collateral dependent	$3,419	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(10%) – (77%)	(17%)
Impaired loans - other	$3,020	Discounted cash flow	Discount rate	(7%) – (8%)	(7%)
Foreclosed assets held for resale	$81	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(35%) – (35%)	(35%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2020
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,833	$8,833	$—	$—	$8,833
Interest-bearing deposits in other banks	15,347	—	15,347	—	15,347
Time deposits with other banks	247	—	253	—	253
Restricted investment in bank stocks	2,247	—	2,247	—	2,247
Net loans	712,677	—	—	741,934	741,934
Mortgage servicing rights	262	—	—	262	262
Accrued interest receivable	4,544	—	4,544	—	4,544

FINANCIAL LIABILITIES:
Demand, savings and other deposits	743,660	—	743,660	—	743,660
Time deposits	193,828	—	196,200	—	196,200
Short-term borrowings	19,494	—	19,498	—	19,498
Long-term borrowings	45,000	—	47,237	—	47,237
Subordinated debentures	25,000	—	25,378	—	25,378
Accrued interest payable	405	—	405	—	405

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2019
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$10,251	$10,251	$—	$—	$10,251
Interest-bearing deposits in other banks	473	—	473	—	473
Time deposits with other banks	247	—	250	—	250
Restricted investment in bank stocks	4,224	—	4,224	—	4,224
Net loans	640,727	—	—	655,301	655,301
Mortgage servicing rights	283	—	—	283	283
Accrued interest receivable	3,405	—	3,405	—	3,405

FINANCIAL LIABILITIES:
Demand, savings and other deposits	526,564	—	526,564	—	526,564
Time deposits	235,064	—	235,134	—	235,134
Short-term borrowings	54,663	—	54,655	—	54,655
Long-term borrowings	55,000	—	55,809	—	55,809
Accrued interest payable	606	—	606	—	606

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

NOTE 18 — REVENUE RECOGNITION

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Corporation and, therefore, are not included in our Consolidated Financial Statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of December 31, 2020 and 2019, the fair value of trust assets under management was $107,336,000 and $111,160,000, respectively. The costs of acquiring asset management customers are incremental and recognized within the non-interest expense of the consolidated statements of income.

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

NOTE 19 — GOODWILL

Impairment testing is performed using either a qualitative or quantitative approach. The Corporation has selected September 30 as the date it performs the annual goodwill impairment test. Management notes that the emergence of COVID-19 as a global pandemic in 2020 has resulted in significant deterioration in general economic conditions and has caused a deterioration in the environment in which the Corporation operates. This uncertainty has resulted in significant decreases in the market prices for the stock of institutions in the financial services industry, including the Corporation. Based on the totality of the circumstances and the impact of the economic conditions on the stock price, the events more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. As such, an interim quantitative analysis of the fair value of the Corporation as of December 31, 2020 was also performed.

The interim quantitative analysis considered both income and market valuation approaches. The income approach used a discounted cash flow analysis based on a five-year forecast of results, including potential cost synergies a market participant would consider. The market approaches took into account the fair value of comparable companies as well as the Corporation’s current stock price adjusted for a control premium. We assigned weightings of 40% to the income approach and 60% to the market approach. The results indicated the Corporation’s fair value exceeded its carrying value and no impairment was recognized.

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

NOTE 20 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2020	2019
ASSETS
Cash	$14,022	$10,993
Investment in banking subsidiary	153,645	116,417
Marketable equity securities	1,646	1,933
Prepaid expenses and other assets	778	137
TOTAL ASSETS	$170,091	$129,480

LIABILITIES
Advances from banking subsidiary	$523	$381
Subordinated Debentures	25,000	—
Accrued expenses and other liabilities	326	347
TOTAL LIABILITIES	25,849	728

STOCKHOLDERS’ EQUITY
Common stock	12,231	12,097
Surplus	39,543	38,365
Retained earnings	85,307	79,778
Accumulated other comprehensive income	12,870	4,221
Treasury stock, at cost	(5,709)	(5,709)
TOTAL STOCKHOLDERS’ EQUITY	144,242	128,752

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$170,091	$129,480

STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,
	2020	2019
INCOME
Dividends from subsidiary bank	$6,102	$6,102
Net securities (losses) gains	(287)	373
Other income	89	81
TOTAL INCOME	5,904	6,556

EXPENSE
Interest on subordinated debt	64	—
Other expense	181	125
TOTAL EXPENSE	245	125

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE	5,659	6,431
INCOME TAX (BENEFIT) EXPENSE	(98)	63
	5,757	6,368
EQUITY IN UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY	6,080	3,859

NET INCOME	$11,837	$10,227

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2020	2019
Net Income	$11,837	$10,227

Other comprehensive income:

Equity in other comprehensive income of banking subsidiary	8,649	6,802

Total other comprehensive income	8,649	6,802
Total Comprehensive Income	$20,486	$17,029

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,837	$10,227
Adjustments to reconcile net income to net cash provided by operating activities:
Losses (gains) on securities	287	(373)
Deferred income tax (benefit) expense	(83)	104
Equity in undistributed earnings of banking subsidiary	(6,080)	(3,859)
Investment in banking subsidiary	(22,500)	—
(Increase) decrease in prepaid/accrued expenses and other assets/liabilities	(563)	105
Increase (decrease) in advances from banking subsidiary	141	(155)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(16,961)	6,049

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subordinated debentures	25,000	—
Proceeds from issuance of common stock	1,298	1,203
Dividends paid	(6,308)	(6,247)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,990	(5,044)

INCREASE IN CASH AND CASH EQUIVALENTS	3,029	1,005
CASH AND CASH EQUIVALENTS, BEGINNING	10,993	9,988
CASH AND CASH EQUIVALENTS, ENDING	$14,022	$10,993

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2020.

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

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2020, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020. This report can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

CODE OF ETHICS

The Corporation has adopted a Directors and Senior Management Code of Ethics, which applies to all members of the Board of Directors and to senior officers of the Corporation. It can be found on the Investor Relations section of our website at www.firstkeystonecorp.fkc.bank.

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

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued	Weighted-average	compensation plans
	upon exercise of	exercise price of	excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	—	$—	—

Equity compensation plans not approved by shareholders	—	—	—

Total	—	$—	—

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

ITEM 16.  FORM 10-K SUMMARY

None.

3.   Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to

Item 601 of Regulation S-K	Description of Exhibit
3i	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Report on Form 8-K dated August 28, 2018).

3ii	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K dated August 28, 2018).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

Item 601 of Regulation S-K	Description of Exhibit
10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).*

10.4	First Keystone Corporation 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2006).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated August 27, 2013).

21	List of Subsidiaries of the Issuer, filed with this annual report on Form 10-K.**

23.1	Consent of Baker Tilly US, LLP.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (Formatted as Inline XBRL and Contained in Exhibit 101)

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

FIRST KEYSTONE CORPORATION

/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 15, 2021
John E. Arndt, Vice Chairman/Director	Date

/s/ D. Matthew Bower	March 15, 2021
D. Matthew Bower, Director	Date

/s/ Robert A. Bull	March 15, 2021
Robert A. Bull, Chairman/Director	Date

/s/ Robert E. Bull	March 15, 2021
Robert E. Bull, Director	Date

/s/ Michael L. Jezewski	March 15, 2021
Michael L. Jezewski, Director	Date

/s/ Nancy J. Marr	March 15, 2021
Nancy J. Marr, Director	Date

/s/ William E. Rinehart	March 15, 2021
William E. Rinehart, Director	Date

/s/ Diane C.A. Rosler	March 15, 2021
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 15, 2021
David R. Saracino, Secretary/Director	Date

/s/ Elaine A. Woodland	March 15, 2021
Elaine A. Woodland, President/ Chief Executive Officer/Director	Date