Form 10-Q
period 2021-03-31
FIRST KEYSTONE CORP
filed 2021-05-07
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 5,899,973 shares as of May 5, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$8,706	$8,833
Interest-bearing deposits in other banks	28,188	15,347
Total cash and cash equivalents	36,894	24,180
Time deposits with other banks	247	247
Debt securities available-for-sale, at fair value	387,775	366,711
Marketable equity securities, at fair value	1,761	1,646
Restricted investment in bank stocks, at cost	2,047	2,247

Loans	703,609	703,310
Loans held for sale	19,380	17,300
Allowance for loan losses	(8,047)	(7,933)
Net loans	714,942	712,677
Premises and equipment, net	18,454	18,678
Operating lease right-of-use assets	1,101	1,061
Accrued interest receivable	4,358	4,544
Cash surrender value of bank owned life insurance	24,343	24,194
Investments in low-income housing partnerships	1,373	1,466
Goodwill	19,133	19,133
Foreclosed assets held for resale	—	28
Other assets	3,093	2,235
TOTAL ASSETS	$1,215,521	$1,179,047

LIABILITIES
Deposits:
Non-interest bearing	$226,581	$198,499
Interest bearing	751,276	738,989
Total deposits	977,857	937,488
Short-term borrowings	22,423	19,494
Long-term borrowings	40,000	45,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	1,558	1,513
Accrued interest payable	637	405
Deferred income taxes	957	2,146
Other liabilities	4,156	3,759
TOTAL LIABILITIES	1,072,588	1,034,805

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of March 31, 2021 and December 31, 2020; issued 0 as of March 31, 2021 and December 31, 2020	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of March 31, 2021 and December 31, 2020; issued 6,131,585 as of March 31, 2021 and 6,115,281 as of December 31, 2020; outstanding 5,899,973 as of March 31, 2021 and 5,883,669 as of December 31, 2020	12,263	12,231
Surplus	39,894	39,543
Retained earnings	87,538	85,307
Accumulated other comprehensive income	8,947	12,870
Treasury stock, at cost, 231,612 shares as of March 31, 2021 and December 31, 2020	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	142,933	144,242
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,215,521	$1,179,047

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31,
	2021	2020

Interest and fees on loans	$8,154	$7,758
Interest and dividend income on securities:
Taxable	1,240	1,276
Tax-exempt	840	630
Dividends	12	12
Dividend income on restricted investment in bank stocks	26	90
Interest on interest-bearing deposits in other banks	3	2
Total interest income	10,275	9,768
INTEREST EXPENSE
Interest on deposits	795	1,884
Interest on short-term borrowings	20	242
Interest on long-term borrowings	217	266
Interest on subordinated debt	273	—
Total interest expense	1,305	2,392
Net interest income	8,970	7,376
Provision for loan losses	135	194
Net interest income after provision for loan losses	8,835	7,182
NON-INTEREST INCOME
Trust department	253	221
Service charges and fees	375	499
Increase in cash surrender value of life insurance	149	154
ATM fees and debit card income	516	399
Gains on sales of mortgage loans	354	93
Net securities gains (losses)	115	(467)
Other	113	84
Total non-interest income	1,875	983
NON-INTEREST EXPENSE
Salaries and employee benefits	3,300	3,219
Occupancy, net	497	518
Furniture and equipment expense	138	134
Computer expense	270	260
Professional services	259	242
Pennsylvania shares tax	313	224
FDIC insurance, net	87	—
ATM and debit card fees	200	209
Data processing fees	294	294
Foreclosed assets held for resale expense, net	3	9
Advertising	72	91
Other	764	715
Total non-interest expense	6,197	5,915
Income before income tax expense	4,513	2,250
Income tax expense	635	197
NET INCOME	$3,878	$2,053
PER SHARE DATA
Net income per share:
Basic	$0.66	$0.35
Diluted	0.66	0.35
Dividends per share	0.28	0.27

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31,
	2021	2020

Net Income	$3,878	$2,053

Other comprehensive (loss) income:
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(1,042) and $176, respectively	(3,923)	661

Less reclassification adjustment for net gains included in net income, net of income taxes of $(0) and $(15), respectively (a) (b)	—	(56)

Total other comprehensive (loss) income	(3,923)	605

Total Comprehensive (Loss) Income	$(45)	$2,658
(a)	Gross amounts are included in net securities gains (losses) on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
Balance at January 1, 2021	6,115,281	$12,231	$39,543	$85,307	$12,870	$(5,709)	$144,242
Net Income				3,878			3,878
Other comprehensive loss, net of taxes					(3,923)		(3,923)
Issuance of common stock under dividend reinvestment plan	16,304	32	351				383
Dividends - $0.28 per share				(1,647)			(1,647)
Balance at March 31, 2021	6,131,585	$12,263	$39,894	$87,538	$8,947	$(5,709)	$142,933

					Comprehensive		Stockholders’
Balance at January 1, 2020	6,048,506	$12,097	$38,365	$79,778	$4,221	$(5,709)	$128,752
Net Income				2,053			2,053
Other comprehensive income, net of taxes					605		605
Issuance of common stock under dividend reinvestment plan	15,213	30	280				310
Dividends - $0.27 per share				(1,570)			(1,570)
Balance at March 31, 2020	6,063,719	$12,127	$38,645	$80,261	$4,826	$(5,709)	$130,150

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

(Dollars in thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,878	$2,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	135	194
Depreciation and amortization	255	488
Net premium amortization on securities	658	498
Deferred income tax benefit	(147)	(247)
Gains on sales of mortgage loans	(354)	(93)
Proceeds from sales of mortgage loans originated for sale	9,381	3,137
Originations of mortgage loans originated for sale	(11,365)	(3,100)
Net securities (gains) losses	(115)	467
Decrease (increase) in accrued interest receivable	186	(217)
Increase in cash surrender value of bank owned life insurance	(149)	(154)
Net losses on disposals of premises and equipment	1	—
Increase in other assets	(889)	(537)
Amortization of investment in low-income housing partnerships	93	91
Increase (decrease) in accrued interest payable	232	(56)
Increase (decrease) in other liabilities	433	(1,159)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,233	1,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of debt securities available-for-sale	—	11,182
Proceeds from maturities and redemptions of debt securities available-for-sale	14,300	15,324
Purchases of debt securities available-for-sale	(40,987)	(31,902)
Net change in restricted investment in bank stocks	200	(2,516)
Net increase in loans	(62)	(13,877)
Purchase of premises and equipment	(13)	(120)
Proceeds from sales of foreclosed assets held for resale	28	—
NET CASH USED IN INVESTING ACTIVITIES	(26,534)	(21,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	40,369	(26,831)
Net increase in short-term borrowings	2,929	51,716
Repayment of finance lease obligations	(2)	—
Repayment of long-term borrowings	(5,000)	(5,000)
Common stock issued	366	303
Dividends paid	(1,647)	(1,570)
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,015	18,618

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,714	(1,926)
CASH AND CASH EQUIVALENTS, BEGINNING	24,180	10,724
CASH AND CASH EQUIVALENTS, ENDING	$36,894	$8,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,073	$2,448

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Loans transferred to foreclosed assets held for resale	—	50
Common stock subscription receivable	17	7
Right-of-use assets obtained in exchange for lease liabilities	33	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Recently adopted ASUs:

In January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848, Reference Rate Reform, and clarifies some of its guidance as part of the FASB’s ongoing monitoring of global reference rate reform activities. The ASU provides certain optional expedients and exceptions when applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”), or by another reference rate that is expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company has evaluated the provisions of ASU 2021-01 on our financial condition, results of operations and cash flows, and determined that there is no material impact on the consolidated financial statements and related disclosures.

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

The cost of debt securities classified as Held-to-Maturity or Available-for-Sale is adjusted for amortization of premiums to the earliest call date and accretion of discounts to expected maturity. Such amortization and accretion, as well as interest and dividends, are included in interest and dividend income from securities. Realized gains and losses are included in net securities gains and losses. The cost of securities sold, redeemed or matured is based on the specific identification method.

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “Available-For-Sale” were as follows at March 31, 2021 and December 31, 2020:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2021:	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	$81,151	$1,398	$(834)	$81,715
Other	9,736	4	(99)	9,641
Other mortgage backed securities	36,183	359	(153)	36,389
Obligations of state and political subdivisions	172,755	11,262	(1,029)	182,988
Asset backed securities	42,371	292	(132)	42,531
Corporate debt securities	34,253	481	(223)	34,511
Total	$376,449	$13,796	$(2,470)	$387,775

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020:	Cost	Gains	Losses	Value
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	$76,270	$1,628	$(325)	$77,573
Other	10,534	2	(106)	10,430
Other mortgage backed securities	39,420	470	(46)	39,844
Obligations of state and political subdivisions	150,922	14,193	(14)	165,101
Asset backed securities	44,751	158	(88)	44,821
Corporate debt securities	28,523	481	(62)	28,942
Total	$350,420	$16,932	$(641)	$366,711

Securities Available-for-Sale with an aggregate fair value of $316,901,000 at March 31, 2021 and $315,146,000 at December 31, 2020, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $235,084,000 at March 31, 2021 and $231,750,000 at December 31, 2020.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at March 31, 2021. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Debt Securities Available-For-Sale
(Dollars in thousands)	U.S. Government	Other	Obligations
	Agency &	Mortgage	of State	Asset	Corporate
	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$3,808	$—	$621
Fair value	—	—	3,848	—	623

1 - 5 Years:
Amortized cost	515	2,057	19,871	2,670	15,582
Fair value	521	2,065	20,932	2,706	15,976

5 - 10 Years:
Amortized cost	19,714	6,425	19,707	—	18,050
Fair value	19,679	6,433	21,023	—	17,912

After 10 Years:
Amortized cost	70,658	27,701	129,369	39,701	—
Fair value	71,156	27,891	137,185	39,825	—

Total:
Amortized cost	$90,887	$36,183	$172,755	$42,371	$34,253
Fair value	91,356	36,389	182,988	42,531	34,511
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at March 31, 2021. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s,

Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Debt Securities Available-For-Sale for the three months ended March 31, 2021 and 2020 were $0 and $11,182,000, respectively. Gross gains realized on these sales were $0 and $176,000, respectively. Gross losses on these sales were $0 and $105,000, respectively. There were no impairment losses realized on Debt Securities Available-For-Sale during the three months ended March 31, 2021 or 2020.

At March 31, 2021 and December 31, 2020, the Company had $1,761,000 and $1,646,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2021 and 2020:

(Dollars in thousands)	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Net gains and (losses) recognized during the period on equity securities	$115	$(538)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—
Net gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$115	$(538)

There were no proceeds from sales of investments in Held-to-Maturity debt securities during the three months ended March 31, 2021 or 2020. Therefore, there were no gains or losses realized during these periods.

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

The Company and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at March 31, 2021 or December 31, 2020.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of March 31, 2021 and December 31, 2020:

March 31, 2021

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	$25,214	$(832)	$521	$(2)	$25,735	$(834)
Other	—	—	8,289	(99)	8,289	(99)
Other mortgage backed debt securities	15,569	(153)	—	—	15,569	(153)
Obligations of state and political subdivisions	33,888	(1,029)	—	—	33,888	(1,029)
Asset backed securities	4,738	(119)	6,105	(13)	10,843	(132)
Corporate debt securities	10,382	(168)	3,445	(55)	13,827	(223)
Total	$89,791	$(2,301)	$18,360	$(169)	$108,151	$(2,470)

December 31, 2020

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	$13,859	$(302)	$5,729	$(23)	$19,588	$(325)
Other	2,497	(32)	6,709	(74)	9,206	(106)
Other mortgage backed debt securities	8,290	(46)	—	—	8,290	(46)
Obligations of state and political subdivisions	4,122	(14)	—	—	4,122	(14)
Asset backed securities	6,827	(8)	11,018	(80)	17,845	(88)
Corporate debt securities	5,489	(11)	1,949	(51)	7,438	(62)
Total	$41,084	$(413)	$25,405	$(228)	$66,489	$(641)

The Company invests in various forms of agency debt including residential and commercial mortgage-backed securities and callable debt. The mortgage-backed agency securities are issued by Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”) or Small Business Administration (“SBA”). The other mortgage-backed securities consist of private (non-agency) residential and commercial mortgage backed securities. The municipal securities consist of general obligations and revenue bonds. Asset backed securities consist of bonds backed by consumer loans. Corporate debt securities consist of senior debt and subordinated debt holdings.

The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Company’s carrying value at any measurement date. Management does not believe any of their 40 debt securities with a less than one year unrealized loss position, or any of their 14 debt securities with a one year or greater unrealized loss position as of March 31, 2021, represent an other-than-temporary impairment, as the unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company expects to collect all principal and interest payments defined under the original terms as all contracted payments on securities in the portfolio are current as of March 31, 2021.

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

As an addition to the commercial loans receivable portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the U.S. Small Business Administration (“SBA”), United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of March 31, 2021, the Company's balance of GGLs amounted to $5,005,000, compared to $5,128,000 at December 31, 2020.

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

In underwriting one-to-four family residential mortgage loans, the Company evaluates the borrower’s ability to make monthly payments, the borrower’s prior loan repayment history and the value of the property securing the loan. The ability and willingness to repay is assessed based upon the borrower’s employment history, current financial conditions and credit background. A majority of the properties securing residential real estate loans made by the Company are appraised by independent appraisers. The Company generally requires mortgage loan borrowers to obtain an attorney’s title opinion or title insurance and fire and property insurance, including flood insurance, if applicable.

Residential mortgage loans, home equity term loans and home equity lines of credit generally present a lower level of risk than consumer loans because they are secured by the borrower’s primary residence. Risk is increased when the Company is in a subordinate position, especially to another lender, for the loan collateral.

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $19,380,000 and $17,300,000 at March 31, 2021 and December 31, 2020, respectively.

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

Coronavirus Pandemic Impact on the Loan Portfolio

As a result of the economic impact of the COVID-19 coronavirus pandemic, the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) was enacted in the United States on March 27, 2020. The Company is approved by the SBA to fund loans under the SBA’s Paycheck Protection Program (“PPP”) created as part of the CARES Act. The PPP loans have 1.00% interest rates, lender fees, two or five-year terms (depending on date of origination), and may qualify for forgiveness. These loans funded by the Company are subject to the terms and conditions applicable to all loans made pursuant to the PPP, as administered by the SBA under the CARES Act. The PPP calls for these loans to be fully guaranteed by the SBA. PPP loan origination fees and certain loan origination costs have been deferred with the net amount accreted using the straight line method over the contractual life of the related loans as an interest yield adjustment. If a loan is forgiven pursuant to the terms and conditions applicable to the PPP, the remaining origination fees and costs are recognized at the time of forgiveness. All PPP loans are carried in the Company’s Commercial and Industrial loan portfolio. As of March 31, 2021, the Company held 525 PPP loans in its Commercial and Industrial portfolio, which carried a balance of $27,145,000, compared to 441 PPP loans as of December 31, 2020 which carried a balance of $22,976,000.

An additional provision of the CARES Act, Section 4013 provides financial institutions the option to suspend requirements to categorize certain loan modifications as troubled debt restructurings (“TDRs”), as long as specific criteria are met. To qualify, the loan modifications must be made on a good-faith basis in response to the COVID-19 pandemic, must occur between March 1, 2020 and the earlier of June 30, 2021 or the termination date of the national emergency related to the COVID-19 pandemic as declared by the President of the United States, and the loans must have been paid current (less than 30 days past due prior to any relief) as of December 31, 2019. In compliance with Section 4013 of the CARES Act, the Company has granted modification requests to defer principal and/or interest payments or modify interest rates on various loans across all portfolio segments. Of the loan modifications that have been granted in compliance with Section 4013 of the CARES Act, there were 17 loan modifications still actively on deferral carrying an aggregate balance of $13,641,000 as of March 31, 2021, compared to December 31, 2020 when there were 44 loan modifications still actively on deferral carrying an aggregate balance of $16,541,000. See page 22 for additional information regarding the Section 4013 CARES Act modifications.

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

Commercial and Industrial and Commercial Real Estate loans are charged off in whole or in part when they become sufficiently delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or part of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Company estimates the impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. Should a GGL default, demand is made to the originating bank for repurchase of the loan. If the originating bank does not repurchase the loan, demand for repurchase is then made to the appropriate government agency which has provided the guarantee for the loan.

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

Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A loan may remain on accrual status if it is well secured (or supported by a strong guarantee) and in the process of collection. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against interest income. Certain non-accrual loans may continue to perform; that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny, and if performance continues, interest income may be recorded on a cash basis based on management's judgment regarding the collectability of principal.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are individually classified as impaired. Select loans are not aggregated for collective impairment evaluation, as such; all loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s contractual rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan may be reported at the net realizable value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

In response to the COVID-19 pandemic and its impact on the current economy, the qualitative factors related to the local/regional economy were increased by two basis points across all loan segments during the first quarter of 2020 and increased by an additional basis point across all loan segments during the second quarter of 2020. The qualitative factor relating to the impact of external factors/conditions for the Commercial Real Estate portfolio segment was increased by an additional basis point during the third quarter of 2020. The qualitative factors relating to the impact of external factors/conditions were increased by two additional basis points across all loan segments during the fourth quarter of 2020. No additional qualitative factor increases were performed during the first quarter of 2021. Modifications granted in compliance with Section 4013 of the CARES Act are highest in the Commercial Real Estate portfiolio segment, the long-term effects of which are still very unclear, as there is still economic uncertainty related to the COVID-19 pandemic, especially in relation to this segment of the Company’s loan portfolio.

GGLs do not require an associated allowance for loan losses due to the underlying irrevocable and unconditional guarantee, which is supported by the full faith and credit of the U.S. Government. Should a GGL default, the loan will be repurchased by the originating bank or the appropriate government agency that has provided the guarantee for the loan.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the amount of the reserve for unfunded lending commitments was $144,000 and $129,000, respectively.

The Company is subject to periodic examination by its federal and state examiners, and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the existing loan agreement. Under current accounting standards, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s contractual interest rate at inception or the net realizable value of the collateral for certain collateral dependent loans.

From time to time, the Bank may agree to modify/restructure the contractual terms of a borrower's loan. The restructuring of a loan is considered a TDR if both the following conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the Company has granted a concession. The most common concessions granted include one or more modifications to the terms of the debt, such as (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, and (d) a reduction in the contractual payment amount for either a short period or remaining term of the loan. A less common concession is the forgiveness of a portion of the principal.

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

Loans modified in a troubled debt restructuring are considered impaired and may or may not be placed on non-accrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrates a period of performance according to the restructured terms of six months. Any loan modifications made in response to the COVID-19 pandemic are not considered TDRs as long as the criteria set forth in Section 4013 of the CARES Act are met. See page 22 for further discussion of the Section 4013 CARES Act modifications.

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

Risk Grade 7 − SPECIAL MENTION (Non-Pass Category)

Assets in this category are adequately collateralized but have potential weakness which may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date. The loans may constitute increased credit risk, but not to the point of justifying a classification of substandard. No loss of principal or interest is envisioned, but risk is increasing beyond that at which the loan originally would have been granted. Historically, cash flows are inconsistent; financial trends show some deterioration. Liquidity and leverage are above industry averages. Financial information could be incomplete or inadequate. A Special Mention asset has potential weaknesses that deserve management’s close attention.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of March 31, 2021 and December 31, 2020:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Grade:
1-6 Pass	$90,792	$90,906	$450,477	$444,119
7 Special Mention	—	—	795	814
8 Substandard	867	919	20,996	20,975
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	(363)	50	721	820
Total loans	$91,296	$91,875	$472,989	$466,728

	Residential Real Estate
	Including Home Equity		Consumer
	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Grade:
1-6 Pass	$152,144	$155,698	$4,977	$4,934
7 Special Mention	223	225	—	—
8 Substandard	1,402	1,186	33	18
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	(142)	(126)	67	72
Total loans	$153,627	$156,983	$5,077	$5,024

	Total Loans
	March 31,	December 31,
	2021	2020
Grade:
1-6 Pass	$698,390	$695,657
7 Special Mention	1,018	1,039
8 Substandard	23,298	23,098
9 Doubtful	—	—
Add (deduct): Unearned discount and	—	—
Net deferred loan fees and costs	283	816
Total loans	$722,989	$720,610

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $8,572,000 and $1,800,000 at March 31, 2021 and $9,337,000 and $1,843,000 at December 31, 2020. Commercial and Industrial loans also included $5,005,000 and $5,128,000 of Government Guaranteed Loans and $27,145,000 and $22,976,000 of Paycheck Protection Program loans as of March 31, 2021 and December 31, 2020, respectively. Loans held for sale amounted to $19,380,000 at March 31, 2021 and $17,300,000 at December 31, 2020.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three months ended March 31, 2021:
Allowance for Loan Losses:
Beginning balance	$787	$4,762	$1,643	$94	$647	$7,933
Charge-offs	(13)	—	—	(10)	—	(23)
Recoveries	—	—	—	2	—	2
Provision (credit)	16	24	(37)	7	125	135
Ending Balance	$790	$4,786	$1,606	$93	$772	$8,047
Ending balance: individually
evaluated for impairment	$—	$5	$—	$—	$—	$5
Ending balance: collectively
evaluated for impairment	$790	$4,781	$1,606	$93	$772	$8,042

Loans Receivable:
Ending Balance	$91,296	$472,989	$153,627	$5,077	$—	$722,989
Ending balance: individually
evaluated for impairment	$1,059	$13,049	$1,257	$—	$—	$15,365
Ending balance: collectively
evaluated for impairment	$90,237	$459,940	$152,370	$5,077	$—	$707,624

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three months ended March 31, 2020:
Allowance for Loan Losses:
Beginning balance	$634	$4,116	$1,665	$114	$476	$7,005
Charge-offs	(4)	—	—	(16)	—	(20)
Recoveries	—	—	—	—	—	—
Provision (credit)	33	212	(22)	15	(44)	194
Ending Balance	$663	$4,328	$1,643	$113	$432	$7,179
Ending balance: individually
evaluated for impairment	$—	$1	$—	$—	$—	$1
Ending balance: collectively
evaluated for impairment	$663	$4,327	$1,643	$113	$432	$7,178

Loans Receivable:
Ending Balance	$87,023	$412,796	$156,105	$5,692	$—	$661,616
Ending balance: individually
evaluated for impairment	$1,077	$11,510	$1,109	$—	$—	$13,696
Ending balance: collectively
evaluated for impairment	$85,946	$401,286	$154,996	$5,692	$—	$647,920

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2020:
Allowance for Loan Losses:
Beginning balance	$634	$4,116	$1,665	$114	$476	$7,005
Charge-offs	(90)	(141)	(33)	(37)	—	(301)
Recoveries	14	—	8	7	—	29
Provision (credit)	229	787	3	10	171	1,200
Ending Balance	$787	$4,762	$1,643	$94	$647	$7,933
Ending balance: individually
evaluated for impairment	$—	$8	$—	$—	$—	$8
Ending balance: collectively
evaluated for impairment	$787	$4,754	$1,643	$94	$647	$7,925

Loans Receivable:
Ending Balance	$91,875	$466,728	$156,983	$5,024	$—	$720,610
Ending balance: individually
evaluated for impairment	$1,095	$12,923	$1,036	$—	$—	$15,054
Ending balance: collectively
evaluated for impairment	$90,780	$453,805	$155,947	$5,024	$—	$705,556

The outstanding recorded investment of TDRs as of March 31, 2021 and December 31, 2020 was $9,675,000 and $9,563,000, respectively. The increase in TDRs at March 31, 2021 as compared to December 31, 2020 is mainly attributable to three loans that were modified as TDRs during the three months ended March 31, 2021, net against payments and payoffs on existing TDRs that were completed during the three months ended March 31, 2021. There were no unfunded commitments on TDRs at March 31, 2021 and December 31, 2020.

During the three months ended March 31, 2021, three loans with a combined post modification balance of $301,000 were modified as TDRs. No loans were modified as TDRs during the three months ended March 31, 2020. The loan modifications for the three months ended March 31, 2021 consisted of two term modifications and one payment modification.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	March 31,	December 31,
	2021	2020
Non-accrual TDRs	$1,555	$1,587
Accruing TDRs	8,120	7,976
Total	$9,675	$9,563

At March 31, 2021, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $299,000, three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $737,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $17,000 were not in compliance with the terms of their restructure, compared to March 31, 2020 when nine Commercial Real Estate loans classified as TDRs with a combined recorded investment of $1,377,000 were not in compliance with the terms of their restructure.

One Commercial Real Estate loan in the amount of $92,000 that was modified as a TDR within the twelve months preceding March 31, 2021 experienced a payment default during the three months ended March 31, 2021. No loans were modified as TDRs within the twelve months preceding March 31, 2020.

The following table presents information regarding the loan modifications categorized as TDRs during the three months ended March 31, 2021. No loans were modified as TDRs during the three months ended March 31, 2020.

(Dollars in thousands)	For the Three Months Ended March 31, 2021
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial Real Estate	3	$301	$301	$301
Total	3	$301	$301	$301

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three months ended March 31, 2021 with the total number of each type of modification performed. No loans were modified as TDRs during the three months ended March 31, 2020.

	For the Three Months Ended March 31, 2021
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial Real Estate	—	2	1	3
Total	—	2	1	3

In the wake of the COVID-19 pandemic, during the second quarter of 2020, the Company began granting loan modification requests to defer principal and/or interest payments or modify interest rates. These loans are not classified as TDRs according to Section 4013 of the CARES Act, as long as the specific criteria set forth in the Act are met. The table below presents information related to loan modifications made in compliance with Section 4013 of the CARES Act for the three months ended March 31, 2021. No loan modifications were granted in compliance with Section 4013 of the CARES Act during the three months ended March 31, 2020.

(Dollars in thousands)	Commercial and		Commercial		Residential
	Industrial		Real Estate		Real Estate		Consumer		Total
		Recorded		Recorded		Recorded		Recorded		Recorded
	Count	Investment	Count	Investment	Count	Investment	Count	Investment	Count	Investment
Balance at December 31, 2020	7	$1,012	35	$15,260	2	$269	—	$—	44	$16,541
Additional modifications granted for the three months ended March 31, 2021	2	190	2	10,414	1	16	1	2	6	10,622
Section 4013 CARES Act modifications returned to normal payment status during the three months ended March 31, 2021 (a)	(2)	(612)	(29)	(12,780)	(2)	(130)	—	—	(33)	(13,522)
Principal payments net of draws on active deferred loans for the three months ended March 31, 2021 (b)	N/A	—	N/A	—	N/A	—	N/A	—	N/A	—
Balance at March 31, 2021	7	$590	8	$12,894	1	$155	1	$2	17	$13,641

Percent of Total Section 4013 CARES Act Modifications as of March 31, 2021		4.33%		94.52%		1.14%		0.01%		100.00%
Percent of Total Section 4013 CARES Act Modifications to Total Loans as of March 31, 2021		0.08%		1.79%		0.02%		0.00%		1.89%
Subsequent modifications granted during the three months ended March 31, 2021 for active deferred loans outstanding as of March 31, 2021	6	$447	6	$12,681	—	$—	—	$—	12	$13,128

(a) Includes payments made prior to return to normal payment status during the quarter ended March 31, 2021

(b) Draws include those made on lines of credit and other loans contractually allowing draws of principal. No construction loans have experienced a Section 4013 CARES Act modification at the dates indicated.

The recorded investment, unpaid principal balance, and the related allowance of the Company’s impaired loans are summarized below at March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,059	$1,059	$—	$1,095	$1,095	$—
Commercial Real Estate	12,566	15,498	—	12,438	15,400	—
Residential Real Estate	1,257	1,341	—	1,036	1,120	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	483	483	5	485	485	8
Residential Real Estate	—	—	—	—	—	—
Total	$15,365	$18,381	$5	$15,054	$18,100	$8

Total consists of:
Commercial and Industrial	$1,059	$1,059	$—	$1,095	$1,095	$—
Commercial Real Estate	$13,049	$15,981	$5	$12,923	$15,885	$8
Residential Real Estate	$1,257	$1,341	$—	$1,036	$1,120	$—

At March 31, 2021 and December 31, 2020, $9,675,000 and $9,563,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 at both March 31, 2021 and December 31, 2020. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Company’s impaired loans are summarized below for the three months ended March 31, 2021 and 2020.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	March 31, 2021		March 31, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,085	$2	$1,079	$6
Commercial Real Estate	12,376	93	11,131	76
Residential Real Estate	1,050	1	925	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	485	—	118	1
Residential Real Estate	—	—	21	1
Total	$14,996	$96	$13,274	$84

Total consists of:
Commercial and Industrial	$1,085	$2	$1,079	$6
Commercial Real Estate	$12,861	$93	$11,249	$77
Residential Real Estate	$1,050	$1	$946	$1

Of the $96,000 and $84,000 in interest income recognized on impaired loans for the three months ended March 31, 2021 and 2020, respectively, $0 and $5,000 in interest income was recognized with respect to non-accrual loans for each respective period.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of March 31, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	March 31,	December 31,
	2021	2020
Commercial and Industrial	$737	$745
Commercial Real Estate	5,268	5,315
Residential Real Estate	1,240	1,018
Total non-accrual loans	7,245	7,078
Foreclosed assets held for resale	—	28
Loans past-due 90 days or more and still accruing interest	54	13
Total non-performing assets	$7,299	$7,119

There were no foreclosed assets held for resale at March 31, 2021. The $28,000 in foreclosed assets held for resale at December 31, 2020 was represented by land. At December 31, 2020, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $41,000 at both March 31, 2021 and December 31, 2020. These balances were not included in foreclosed assets held for resale at March 31, 2021 or December 31, 2020.

The following tables present the classes of the loan portfolio summarized by past-due status at March 31, 2021 and December 31, 2020:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
March 31, 2021:
Commercial and Industrial	$75	$33	$704	$812	$90,484	$91,296	$—
Commercial Real Estate	2,866	—	4,499	7,365	465,624	472,989	54
Residential Real Estate	530	21	1,240	1,791	151,836	153,627	—
Consumer	3	6	—	9	5,068	5,077	—
Total	$3,474	$60	$6,443	$9,977	$713,012	$722,989	$54

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2020:
Commercial and Industrial	$—	$—	$745	$745	$91,130	$91,875	$—
Commercial Real Estate	1,879	968	4,552	7,399	459,329	466,728	—
Residential Real Estate	628	74	1,031	1,733	155,250	156,983	13
Consumer	19	6	—	25	4,999	5,024	—
Total	$2,526	$1,048	$6,328	$9,902	$710,708	$720,610	$13

At this time, there have been no material fluctuations in past-due loans as a result of the COVID-19 pandemic.

At March 31, 2021 and December 31, 2020, commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit totaling $1,249,000 that was associated with a loan to a developer of a residential sub-division.

NOTE 5 — DEPOSITS

Major classifications of deposits at March 31, 2021 and December 31, 2020 consisted of:

(Dollars in thousands)	March 31,	December 31,
	2021	2020
Non-interest bearing demand	$226,581	$198,499
Interest bearing demand	329,711	330,253
Savings	234,375	214,908
Time certificates of deposits less than $250,000	170,819	177,652
Time certificates of deposits $250,000 or greater	14,975	15,029
Other time	1,396	1,147
Total deposits	$977,857	$937,488

Total deposits increased $40,369,000 to $977,857,000 as of March 31, 2021 due to increases in non-interest bearing and savings deposits. The increase in deposits was the result of government stimulus funds, PPP loan proceeds and other normal fluctuations in deposits during the three months ended March 31, 2021.

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings. Short-term borrowings and weighted–average interest rates at March 31, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	March 31, 2021		December 31, 2020
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—%	$—	0.37%
Securities sold under agreements to repurchase	22,423	0.34%	19,494	0.58%
Federal Discount Window	—	—%	—	0.37%
Federal Home Loan Bank of Pittsburgh	—	0.34%	—	1.00%
Total	$22,423	0.34%	$19,494	0.82%

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
March 31, 2021
Repurchase agreements (a)	$22,423	$—	$22,423	$(22,423)	$—	$—

December 31, 2020
Repurchase agreements (a)	$19,494	$—	$19,494	$(19,494)	$—	$—
(a)	As of March 31, 2021 and December 31, 2020, the fair value of securities pledged in connection with repurchase agreements was $25,577,000 and $23,695,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2021:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
March 31, 2021:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$22,423	$—	$—	$—	$22,423
Total	$22,423	$—	$—	$—	$22,423

Long-Term Borrowings

Long-term borrowings are comprised of advances from the FHLB. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Corporation’s banking subsidiary. The principal assets are certain real estate mortgages and investment securities.

NOTE 7 — SUBORDINATED DEBT

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The Company intends to use the net proceeds it received from the sale of the Notes to support organic growth and for general corporate purposes.

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position or results of operations of the Company.

The Bank currently leases three branch banking facilities and one parcel of land under operating leases. At March 31, 2021, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,101,000 and $1,558,000, respectively. At December 31, 2020, right-of-use assets and lease liabilities stood at $1,061,000 and $1,513,000, respectively. Further options to extend or terminate the lease are not applicable for any of the four leases. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Bank recognized total operating lease costs for the three months ended March 31, 2021 and 2020 of $44,000 and $111,000, respectively. Cash payments totaled $44,000 and $38,000, respectively, for the three months ended March 31, 2021 and 2020.

The Bank currently has one finance lease for equipment. At March 31, 2021, right-of-use assets and lease liabilities were recorded related to the finance lease totaling $34,000 and $23,000, respectively. At December 31, 2020, right-of-use assets and lease liabilities stood at $94,000 and $84,000, respectively. Amounts recognized as right-of-use assets and lease liabilities related to finance leases are included in Premises and equipment, net and Other liabilities, respectively, in the accompanying balance sheet. Further options to extend or terminate the lease are not applicable for the lease. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. The lease did not contain an implicit rate; therefore, our incremental borrowing rate was used.

Total finance lease costs that were recognized by the Bank for the three months ended March 31, 2021 were immaterial. Cash payments as of March 31, 2021 totaled $2,000.

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
	Operating	Operating	Finance	Finance
Weighted-average term (years)	25.04	25.09	2.42	5.55
Weighted-average discount rate	3.88%	3.86%	0.68%	0.88%

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating or finance lease liability is as follows:

(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$131	$140	$10	$19
After one but within two years	75	86	10	19
After two but within three years	68	68	4	15
After three but within four years	68	68	—	9
After four but within five years	68	68	—	9
After five years	2,241	2,258	—	16
Total undiscounted cash flows	2,651	2,688	24	87
Discount on cash flows	(1,093)	(1,175)	(1)	(3)
Total lease liability	$1,558	$1,513	$23	$84

NOTE 9 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at March 31, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)
	March 31, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$124,402	$114,836
Financial standby letters of credit	$1,129	$1,175
Performance standby letters of credit	$3,810	$3,448

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

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At March 31, 2021, the Company had $626,616,000 in loans secured by real estate, which represented 86.7% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of

March 31, 2021 and December 31, 2020, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

Financial Assets Measured at Fair Value on a Recurring Basis

At March 31, 2021 and December 31, 2020, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

March 31, 2021	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	$—	$81,715	$—	$81,715
Other	—	9,641	—	9,641
Other mortgage backed debt securities	—	36,389	—	36,389
Obligations of state and political subdivisions	—	182,988	—	182,988
Asset backed securities	—	42,531	—	42,531
Corporate debt securities	—	34,511	—	34,511
Total debt securities available-for-sale	—	387,775	—	387,775
Marketable equity securities	1,761	—	—	1,761
Total recurring fair value measurements	$1,761	$387,775	$—	$389,536

(Dollars in thousands)

December 31, 2020	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	$—	$77,573	$—	$77,573
Other	—	10,430	—	10,430
Other mortgage backed debt securities	—	39,844	—	39,844
Obligations of state and political subdivisions	—	165,101	—	165,101
Asset backed securities	—	44,821	—	44,821
Corporate debt securities	—	28,942	—	28,942
Total debt securities available-for-sale	—	366,711	—	366,711
Marketable equity securities	1,646	—	—	1,646
Total recurring fair value measurements	$1,646	$366,711	$—	$368,357

The estimated fair values of equity securities classified as Level 1 are derived from quoted market prices in active markets; these assets consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Company does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2021 or 2020.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2021 and December 31, 2020, impaired loans measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at March 31, 2021
Impaired loans:
Commercial Real Estate	$—	$—	$6,480	$6,480
Residential Real Estate	—	—	110	110
Total impaired loans	$—	$—	$6,590	$6,590

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2020
Impaired loans:
Commercial Real Estate	$—	$—	$6,497	$6,497
Residential Real Estate	—	—	111	111
Total impaired loans	$—	$—	$6,608	$6,608

The Company’s impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end unless the Board of Directors waives such requirement for a specific loan, in favor of obtaining a Certificate of Inspection instead, defined as an internal evaluation completed by the Company. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For impaired loans less than $250,000 upon classification and annually at year end, the Company completes a Certificate of Inspection, which includes an onsite inspection, and considers value indicators such as insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the impaired loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2021 and 2020.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2021 and December 31, 2020, foreclosed assets held for resale measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at March 31, 2021
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$—	$—
Total foreclosed assets held for resale	$—	$—	$—	$—

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2020
Foreclosed assets held for resale:
Commercial Real Estate	$—	$—	$28	$28
Total foreclosed assets held for resale	$—	$—	$28	$28

The Company’s foreclosed asset valuation procedure requires an appraisal or a Certificate of Inspection, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases in which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2021 and 2020.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
March 31, 2021	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans - collateral dependent	$3,677	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (73%)	(9%)
Impaired loans - other	$2,913	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)
Foreclosed assets held for resale	$—	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(0%) –(0%)	(0%)

December 31, 2020
Impaired loans - collateral dependent	$3,679	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(15%) – (73%)	(17%)
Impaired loans - other	$2,929	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)
Foreclosed assets held for resale	$28	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(28%) – (28%)	(28%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at March 31, 2021
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,706	$8,706	$—	$—	$8,706
Interest-bearing deposits in other banks	28,188	—	28,188	—	28,188
Time deposits with other banks	247	—	251	—	251
Restricted investment in bank stocks	2,047	—	2,047	—	2,047
Net loans	714,942	—	—	740,383	740,383
Mortgage servicing rights	295	—	—	295	295
Accrued interest receivable	4,358	—	4,358	—	4,358

FINANCIAL LIABILITIES:
Demand, savings and other deposits	790,667	—	790,667	—	790,667
Time deposits	187,190	—	188,679	—	188,679
Short-term borrowings	22,423	—	22,427	—	22,427
Long-term borrowings	40,000	—	41,684	—	41,684
Subordinated debentures	25,000	—	24,615	—	24,615
Accrued interest payable	637	—	637	—	637

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2020
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,833	$8,833	$—	$—	$8,833
Interest-bearing deposits in other banks	15,347	—	15,347	—	15,347
Time deposits with other banks	247	—	253	—	253
Restricted investment in bank stocks	2,247	—	2,247	—	2,247
Net loans	712,677	—	—	741,934	741,934
Mortgage servicing rights	262	—	—	262	262
Accrued interest receivable	4,544	—	4,544	—	4,544

FINANCIAL LIABILITIES:
Demand, savings and other deposits	743,660	—	743,660	—	743,660
Time deposits	193,828	—	196,200	—	196,200
Short-term borrowings	19,494	—	19,498	—	19,498
Long-term borrowings	45,000	—	47,237	—	47,237
Subordinated debentures	25,000	—	25,378	—	25,378
Accrued interest payable	405	—	405	—	405

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

NOTE 11 — REVENUE RECOGNITION

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of March 31, 2021 and December 31, 2020, the fair value of trust assets under management was $106,981,000 and $107,336,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 12 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At March 31, 2021 and 2020, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Three Months Ended
	March 31,
	2021	2020
Net income	$3,878	$2,053
Weighted-average common shares outstanding	5,884	5,817
Basic and diluted earnings per share	$0.66	$0.35

NOTE 13 — GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $19,133,000 at March 31, 2021 and December 31, 2020.

Impairment testing is performed on an annual basis, using either a qualitative or quantitative approach. The assumptions used in the impairment test of goodwill are susceptible to change based on changes in economic conditions and other factors, including our stock price. Any change in the assumptions utilized to determine the carrying value of goodwill could adversely affect our results of operations. Management notes that the emergence of COVID-19 as a global pandemic in 2020 resulted in significant deterioration in general economic conditions and the environment in which the Company operates. This uncertainty in 2020 resulted in significant decreases in the market prices for the stock of institutions in the financial services industry, including the Company, however, many stock prices recovered through the end of 2020 and into 2021.

Goodwill was evaluated for impairment at December 31, 2020, and it was determined that goodwill was not impaired. Management evaluated the need for an interim goodwill impairment analysis and determined that there were no triggering events or negative factors affecting goodwill since the previous test that would indicate goodwill was impaired as of March 31, 2021.

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

CRITICAL ACCOUNTING ESTIMATES

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2020 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

Quarter ended March 31, 2021 compared to quarter ended March 31, 2020

First Keystone Corporation realized earnings for the first quarter of 2021 of $3,878,000, an increase of $1,825,000, or 88.9% from the first quarter of 2020. The increase in net income for the three months ended March 31, 2021 was primarily due to increases in net interest income, net securities gains, and gains on sales of mortgage loans.

On a per share basis, for the three months ended March 31, 2021, net income was $0.66 versus $0.35 for the same three month period of 2020. Cash dividends amounted to $0.28 and $0.27 per share for the the three months ended March 31, 2021 and 2020, respectively.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest income less interest expense. In the three months ended March 31, 2021, interest income amounted to $10,275,000, an increase of $507,000 or 5.2% from the three months ended March 31, 2020, while interest expense amounted to $1,305,000 in the three months ended March 31, 2021, a decrease of $1,087,000 or 45.4% from the three months ended March 31, 2020. As a result, net interest income increased $1,594,000 or 21.6% to $8,970,000 from $7,376,000 for the same period in 2020.

The Company’s net interest margin for the three months ended March 31, 2021 was 3.37% compared to 3.28% for same period in 2020. The increase in net interest margin was primarily a result of a decrease in yields on deposits.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 2021 and 2020 was $135,000 and $194,000, respectively. The decrease in the provision for loan losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for loan losses for the three months ended March 31, 2021 is also reflective of management’s assessment of the credit risk associated with the economic uncertainty surrounding the COVID-19 pandemic. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $21,000 and

$20,000 for the the three months ended March 31, 2021 and 2020, respectively. See Allowance for Loan Losses on page 39 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,875,000 for the three months ended March 31, 2021, as compared to $983,000 for the same period in 2020, an increase of $892,000, or 90.7%. The increase was due to increased gains realized on held equity securities and an increase in gains on the sales of mortgage loans.

Net securities gains increased $582,000 to $115,000 for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was mainly due to the Company realizing $115,000 in gains on held equity securities in the first quarter of 2021 as compared to realizing $538,000 in losses on held equity securities in the first quarter of 2020. Trust department income increased $32,000 or 14.5% to $253,000 for the three months ended March 31, 2021 as compared to the same period in 2020.

Service charges and fee income decreased $124,000 or 24.8%. The decrease was mainly due to lower fees earned on deposit accounts as there have been fewer customers in overdraft status during the first quarter of 2021 as compared to 2020. ATM fees and debit card income increased $117,000 or 29.3% to $516,000 for the three months ended March 31, 2021 due to an increase in transaction volume. Gains on sales of mortgage loans increased $261,000 or 280.6% to $354,000 due to a higher volume of sold loans in the first quarter of 2021 as compared to 2020.

NON-INTEREST EXPENSE

Total non-interest expense was $6,197,000 for the three months ended March 31, 2021, as compared to $5,915,000 for the three months ended March 31, 2020.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $3,300,000 or 53.3% of total non-interest expense for the three months ended March 31, 2021, as compared to $3,219,000 or 54.4% for the three months ended March 31, 2020. The increase was due to normal merit increases, increased commissions associated with loan growth, increased health care costs and an increase in profit sharing expense.

Net occupancy, furniture and equipment, and computer expense amounted to $905,000 for the three months ended March 31, 2021, a decrease of $7,000 or 0.8%. Professional services increased $17,000 or 7.0% to $259,000 as of March 31, 2021 due to increased consulting fees associated with goodwill impairment testing and broker fees resulting from the issuance of subordinated debt. Pennsylvania shares tax expense amounted to $313,000 for the three months ended March 31, 2021, an increase of $89,000 or 39.7% as compared to the three months ended March 31, 2020. The increase was the result of an increase in total equity.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense increased $87,000 for the three months ended March 31, 2021. This increase was due to small bank assessment credits received from the FDIC for the first quarter of 2020 effectively reducing the expense for the first quarter of 2020. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $200,000 for the three months ended March 31, 2021, a decrease of $9,000 or 4.3% as compared to the three months ended March 31, 2020. Data processing expenses amounted to $294,000 for the three months ended March 31, 2021 and 2020.

Foreclosed assets held for resale expense decreased $6,000 to $3,000 for the three months ended March 31, 2021. Advertising expense decreased $19,000 or 20.9% during the three months ended March 31, 2021. This decrease was due to a decrease in civic and newspaper advertising as compared to the same period in 2020. Civic advertising was affected by the COVID-19 pandemic as many events that the Bank would normally sponsor are still being affected. In addition, newspaper advertising is down due to utilizing more digitally focused advertising mediums.

Other non-interest expense amounted to $764,000 for the three months ended March 31, 2021, an increase of $49,000 or 6.9% as compared to the three months ended March 31, 2020. The increase was due to higher promotional expenses for free appraisals given by the Bank and fraud losses due to an isolated incident.

INCOME TAXES

Income tax expense amounted to $635,000 for the three months ended March 31, 2021, as compared to $197,000 for the three months ended March 31, 2020, an increase of $438,000. The effective total income tax rate was 14.1% for the three months ended March 31, 2021 as compared to 8.8% for the three months ended March 31, 2020. The increase in the effective tax rate was mainly due to higher overall operating income. The Company recognized $101,000 of tax credits from low-income housing partnerships in the three months ended March 31, 2021 and 2020.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,215,521,000 as of March 31, 2021, an increase of $36,474,000 from year-end 2020. Total assets as of December 31, 2020 amounted to $1,179,047,000.

Total debt securities available-for-sale increased $21,064,000 or 5.7% to $387,775,000 as of March 31, 2021 from December 31, 2020.

Total loans increased $2,379,000 or 0.3% to $722,989,000 as of March 31, 2021 from December 31, 2020. Loan demand grew in the three months ended March 31, 2021 as the Bank has realized an increase in loan originations, primarily in the commercial real estate portfolio.

Total deposits increased $40,369,000 or 4.3% to $977,857,000 as of March 31, 2021 from December 31, 2020. The increase was mainly due to the deposit of government stimulus funds and PPP loan proceeds, and other normal fluctuations.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings decreased in the three months ended March 31, 2021 by $2,071,000 to $62,423,000 from $64,494,000 as of December 31, 2020. Borrowings decreased mainly due to the maturity of a long-term note.

Total stockholders’ equity decreased to $142,933,000 at March 31, 2021, a decrease of $1,309,000 or 0.9% from December 31, 2020 due to a decrease in accumulated other comprehensive income offset by an increase in retained earnings.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 93.9% at March 31, 2021 and 92.8% at March 31, 2020. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

Our primary earning asset, total loans, increased to $722,989,000 as of March 31, 2021, up $2,379,000, or 0.3% since year-end 2020. The loan portfolio continues to be well diversified. Non-performing assets increased since year-end 2020, but overall asset quality has remained consistent. Total non-performing assets were $7,299,000 as of March 31, 2021, an increase of $180,000, or 2.5% from $7,119,000 reported in non-performing assets as of December 31, 2020. The increase in non-performing assets during the first quarter of 2021 was mainly due to one loan that was moved to non-accrual status during the three months ended March 31, 2021. Total allowance for loan losses to total non-performing assets was 110.25% as of March 31, 2021 and 111.43% at December 31, 2020. See the Non-Performing Assets section on page 41 for more information.

In addition to loans, another primary earning asset is our overall securities portfolio, which increased in size from December 31, 2020 to March 31, 2021. Debt securities available-for-sale amounted to $387,775,000 as of March 31, 2021, an increase of $21,064,000 from year-end 2020.

Interest-bearing deposits in other banks increased as of March 31, 2021, to $28,188,000 from $15,347,000 at year-end 2020 due to increased cash held at the Federal Reserve Bank. Time deposits with other banks were $247,000 at March 31, 2021 and December 31, 2020.

LOANS

Total loans increased to $722,989,000 as of March 31, 2021 as compared to $720,610,000 as of December 31, 2020. The table on page 19 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans increased by $2,379,000 or 0.3%.

Steady demand for borrowing by businesses (including loans issued through the Bank’s participation in the SBA’s Paycheck Protection Program) accounted for the 0.3% increase in the loan portfolio from December 31, 2020 to March 31, 2021. Overall, the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) decreased $579,000 or 0.6% to $91,296,000 at March 31, 2021 compared to $91,875,000 at December 31, 2020. The decrease in the Commercial and Industrial portfolio was mainly attributable to the portion of the Commercial and Industrial portfolio not attributable to the PPP loans which decreased $4,641,000 during the three months ended March 31, 2021. The decrease was mainly attributable to $681,000 in new loan originations offset by a $448,000 decrease in utilization of existing Commercial and Industrial lines of credit and loan payoffs of $3,650,000, as well as regular principal payments and other typical fluctuations in the Commercial and Industrial portfolio. The portion of the Commercial and Industrial portfolio attributable to the PPP loans increased by $4,062,000 during the three months ended March 31, 2021 as a result of $15,335,000 in new PPP loans originated during the three months ended March 31, 2021 which were offset by $11,273,000 in PPP loans paid off/forgiven during the same three-month period. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $6,261,000 or 1.3% to $472,989,000 at March 31, 2021 compared to $466,728,000 at December 31, 2020. The increase was mainly the result of $25,948,000 in new loan originations and a $6,543,000 increase in utilization of existing Commercial Real Estate lines of credit, offset by $15,914,000 in loan payoffs, in addition to regular principal payments and other typical amortization in the Commercial Real Estate portfolio. Residential Real Estate loans decreased $3,356,000 or 2.1% to $153,627,000 at March 31, 2021 compared to $156,983,000 at December 31, 2020. The decrease was the result of $8,492,000 in new loan originations and a $958,000 increase in utilization of existing Residential Real Estate (Home Equity) lines of credit, offset by loan payoffs of $7,829,000, net loans sold of $3,574,000 and regular principal payments and other typical amortization in the Residential Real Estate portfolio. Net loans sold for the three months ended March 31, 2021 consisted of total loans sold during the three months ended March 31, 2021 of $9,026,000, offset with loans opened and sold in the same quarter during the first quarter of 2021 which amounted to $5,452,000. The Company continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Company derives ongoing income from the servicing of mortgages sold in the secondary market. The Company continues its efforts to lend to creditworthy borrowers.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $564,285,000 at March 31, 2021. Of total loans, $472,989,000 or 65.4% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Company continues to monitor these portfolios.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $698,390,000 or 96.6% of gross loans are graded Pass; $1,018,000 or 0.2% are graded Special Mention; $23,298,000 or 3.2% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $24,316,000 at March 31, 2021, as compared to $24,137,000 at December 31, 2020. Commercial and Industrial non-pass grades decreased to $867,000 as of March 31, 2021 as compared to $919,000 as of December 31, 2020. Commercial Real Estate non-pass grades increased to $21,791,000 as of March 31, 2021 as compared to $21,789,000 as of December 31, 2020. The Residential Real Estate and Consumer loan non-pass grades increased to $1,658,000 as of March 31, 2021 as compared to $1,429,000 as of December 31, 2020.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	March 31,	December 31,
	2021	2020
Commercial and Industrial	$91,296	$91,875
Commercial Real Estate	472,989	466,728
Residential Real Estate	153,627	156,983
Consumer	5,077	5,024
Total Loans	$722,989	$720,610

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2021, the allowance for loan losses was $8,047,000 as compared to $7,933,000 as of December 31, 2020. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future. In response to the COVID-19 pandemic and its impact on the current economy, the qualitative factors related to the local/regional economy were increased by two basis points across all loan segments during the first quarter of 2020, and increased by an additional basis point across all loan segments during the second quarter of 2020. The qualitative factor relating to the impact of external factors/conditions for the Commercial Real Estate portfolio segment was increased by an additional basis point during the third quarter of 2020. The qualitative factors relating to the impact of external factors/conditions were increased by two additional basis points across all loan segments during the fourth quarter of 2020. No additional qualitative factor increases were performed during the first quarter of 2021. Modifications granted in compliance with Section 4013 of the CARES Act are highest in the Commercial Real Estate portfolio segment, the long-term effects of which are still very unclear, as there is still economic uncertainty related to the COVID-19 pandemic, especially in relation to this segment of the Company’s loan portfolio. See Allowance for Loan Losses on page 15 for further discussion.

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021 and 2020, net charge-offs as a percentage of average loans was 0.003% for each respective period. Net charge-offs amounted to $21,000 for the three months ended March 31, 2021 as compared to $20,000 for the three months ended March 31, 2020.

For the three months ended March 31, 2021, the provision for loan losses was $135,000 as compared to $194,000 for the three months ended March 31, 2020. The provision, net of charge-offs and recoveries, resulted in the quarter end allowance for loan losses of $8,047,000 of which 9.8% was attributed to the Commercial and Industrial component; 59.5% attributed to the Commercial Real Estate component; 20.0% attributed to the Residential Real Estate component; 1.1% attributed to the Consumer component; and 9.6% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 12). The Company determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of March 31, 2021.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	March 31,	March 31,
	2021	2020
Balance at beginning of period	$7,933	$7,005
Charge-offs:
Commercial and Industrial	13	4
Commercial Real Estate	—	—
Residential Real Estate	—	—
Consumer	10	16
	23	20
Recoveries:
Commercial and Industrial	—	—
Commercial Real Estate	—	—
Residential Real Estate	—	—
Consumer	2	—
	2	—

Net charge-offs	21	20
Additions charged to operations	135	194
Balance at end of period	$8,047	$7,179

Ratio of net charge-offs during the period to average loans outstanding during the period	0.003%	0.003%
Allowance for loan losses to average loans outstanding during the period	1.116%	1.097%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.116% at March 31, 2021 and 1.097% at March 31, 2020.

NON-PERFORMING ASSETS

The table on page 43 details the Company’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Company would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Any loan modifications made in response to the COVID-19 pandemic are not considered troubled debt restructurings as long as the criteria set forth in Section 4013 of the CARES Act are met. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $7,299,000 as of March 31, 2021, as compared to $7,119,000 as of December 31, 2020. The economy, in particular, the political unrest both domestic and abroad, the recent presidential election, the partial and full shutdowns of various government offices, the recession resulting from the COVID-19 pandemic, and the large unemployment totals have had a direct effect on the Company’s non-performing assets. The Company is closely monitoring its Commercial Real Estate portfolio because of the current uncertain economic environment. Non-accrual loans totaled $7,245,000 as of March 31, 2021, as compared to $7,078,000 as of December 31, 2020. There were no Foreclosed Assets Held for Resale as of March 31, 2021, compared to $28,000 as of December 31, 2020. Loans past-due 90 days or more and still accruing interest amounted to $54,000 at March 31, 2021, as compared to $13,000 as of December 31, 2020. At March 31, 2021, loans past-due 90 days or more and still accruing interest consisted of one Commercial Real Estate loan which was well secured and in the process of collection.

Non-performing assets to total loans was 1.01% at March 31, 2021 and 0.99% at December 31, 2020. Non-performing assets to total assets was 0.60% at both March 31, 2021 and December 31, 2020. The allowance for loan losses to total non-performing assets was 110.25% as of March 31, 2021 as compared to 111.43% as of December 31, 2020. Additional detail can be found on page 43 in the Non-Performing Assets and Impaired Loans table and page 24 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts.

Performing substandard loans which are not deemed to be impaired have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not deemed to be impaired amounted to $10,157,000 at March 31, 2021, compared to $9,992,000 at December 31, 2020.

Impaired loans were $15,365,000 at March 31, 2021 and $15,054,000 at December 31, 2020. The largest impaired loan relationship at March 31, 2021 and December 31, 2020 consisted of a non-performing loan to a student housing holding company which was secured by commercial real estate. At March 31, 2021, the loan carried a balance of $3,090,000, net of $1,989,000 that had been charged off to date, compared to December 31, 2020 when the loan carried a balance of $3,090,000, net of $1,989,000 that had been charged off to date. The second largest impaired loan relationship at March 31, 2021 and December 31, 2020 consisted of one performing loan to a student housing holding company, which was classified as a TDR. The loan was secured by commercial real estate and carried a balance of $2,913,000 as of March 31, 2021, net of $943,000 that had been charged off to date, compared to December 31, 2020 when the loan carried a balance of $2,929,000, net of $943,000 that had been charged off to date. The third largest impaired loan relationship at March 31, 2021 and December 31, 2020 consisted of a substandard performing loan to a developer of a residential sub-division. The loan was secured by commercial real estate and classified as a TDR. The loan carried a balance of $1,263,000 at March 31, 2021 compared to $1,326,000 at December 31, 2020.

The Company estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $15,365,000 in impaired loans at March 31, 2021, none were located outside of the Company’s primary market area.

The outstanding recorded investment of TDRs as of March 31, 2021 and December 31, 2020 was $9,675,000 and $9,563,000, respectively. The increase in TDRs at March 31, 2021 as compared to December 31, 2020 is mainly attributable to three loans that were modified as TDRs during the three months ended March 31, 2021, net against payments and payoffs on existing TDRs that were completed during the three months ended March 31, 2021. Of the thirty-two restructured loans at March 31, 2021, six loans were classified in the Commercial and Industrial portfolio, twenty-five loans were classified in the Commercial Real Estate portfolio, and one loan was classified in the Residential Real Estate portfolio. Troubled debt restructurings at March 31, 2021 consisted of thirteen term modifications beyond the original stated term, three rate modifications, and fifteen payment modifications. There was also one troubled debt restructuring that experienced all three types of modifications—payment, rate, and term. TDRs are separately evaluated for payment disclosures, and if necessary, a specific allocation is established. There were no specific allocations attributable to the TDRs at March 31, 2021 or December 31, 2020. There were no unfunded commitments attributable to the TDRs at March 31, 2021 and December 31, 2020.

At March 31, 2021, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $299,000, three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $737,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $17,000 were not in compliance with the terms of their restructure, compared to March 31, 2020 when nine Commercial Real Estate loans classified as TDRs with a combined recorded investment of $1,377,000 were not in compliance with the terms of their restructure.

One Commercial Real Estate loan in the amount of $92,000 that was modified as a TDR within the twelve months preceding March 31, 2021 experienced a payment default during the three months ended March 31, 2021. No loans were modified as TDRs within the twelve months preceding March 31, 2020.

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

Improving loan quality is a priority. The Company actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2021. Excluding the assets disclosed in the Non-Performing Assets and Impaired Loans tables on page 43 and the Troubled Debt Restructurings section in Note 4 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

The economic climate is unclear at this time. The COVID-19 pandemic has caused much upheaval and uncertainty in the national and state economy. Experts at all levels are uncertain as to the intermediate or long term affects that may arise. The Company may experience difficulties collecting monthly payments on time from its borrowers, property values may decline, and certain types of loans may need to be modified, which could cause a rise in the level of impaired loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Company’s allowance for loan losses could be required. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments including the duration and spread of the outbreak.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2021 and December 31, 2020, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Impaired Loans

(Dollars in thousands)	March 31,	December 31,
	2021	2020
Non-performing assets
Non-accrual loans	$7,245	$7,078
Foreclosed assets held for resale	—	28
Loans past-due 90 days or more and still accruing interest	54	13
Total non-performing assets	$7,299	$7,119

Impaired loans
Non-accrual loans	$7,245	$7,078
Accruing TDRs	8,120	7,976
Total impaired loans	15,365	15,054
Allocated allowance for loan losses	(5)	(8)
Net investment in impaired loans	$15,360	$15,046

Impaired loans with a valuation allowance	$483	$486
Impaired loans without a valuation allowance	14,882	14,568
Total impaired loans	$15,365	$15,054

Allocated valuation allowance as a percent of impaired loans	0.03%	0.05%
Impaired loans to total loans	2.13%	2.09%
Non-performing assets to total loans	1.01%	0.99%
Non-performing assets to total assets	0.60%	0.60%
Allowance for loan losses to impaired loans	52.37%	52.70%
Allowance for loan losses to total non-performing assets	110.25%	111.43%

Real estate mortgages comprise 86.7% of the loan portfolio as of March 31, 2021, as compared to 86.6% as of December 31, 2020. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

GOODWILL

The Company performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The assumptions used in the impairment test of goodwill are susceptible to change based on changes in economic conditions and other factors, including our stock price. Any change in the assumptions which we utilize to determine the carrying value of goodwill could adversely impact our results of operations.

The Company periodically assesses whether events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. Management notes that the emergence of COVID-19 as a global pandemic during 2020 resulted in significant deterioration in general economic conditions and the environment in which the Company operates. This uncertainty in 2020 resulted in significant decreases in the market prices for the stock of institutions in the financial services industry, including the Company, however, many stock prices recovered through the end of 2020 and into 2021, and the Company’s core income has remained strong due to SBA lender fees, lending activity and steady net interest income.

Goodwill was evaluated for impairment at December 31, 2020, and it was determined that goodwill was not impaired. Management evaluated the need for an interim goodwill impairment analysis and determined that there were no triggering events or negative factors affecting goodwill since the previous test that would indicate goodwill was impaired as of March 31, 2021.

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

Total deposits increased $40,369,000 to $977,857,000 as of March 31, 2021 as non-interest bearing deposits increased by $28,082,000 and interest bearing deposits increased by $12,287,000 from year-end 2020. The increase in deposits was the result of government stimulus funds, PPP loan proceeds and other normal fluctuations in deposits during the three months ended March 31, 2021. Total short-term and long-term borrowings decreased to $62,423,000 as of March 31, 2021, from $64,494,000 at year-end 2020, a decrease of $2,071,000 or 3.2%. The decrease in total borrowings was mainly the result of the maturity of a long-term note.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the three months ended March 31, 2021, net income less dividends paid increased capital by $2,231,000. Accumulated other comprehensive income (loss) derived from net unrealized gains on debt securities available-for-sale also impacts capital. At December 31, 2020 accumulated other comprehensive income was $12,870,000. Accumulated other comprehensive income stood at $8,947,000 at March 31, 2021, a decrease of $3,923,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s securities portfolio, as well as its decision to sell securities at a gain or loss. The fluctuations from net unrealized gains on debt securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,612 shares of common stock as treasury stock at March 31, 2021 and December 31, 2020. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of March 31, 2021 and December 31, 2020.

Total stockholders’ equity was $142,933,000 as of March 31, 2021, and $144,242,000 as of December 31, 2020.

At March 31, 2021 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of March 31, 2021 and December 31, 2020:

			To Be Well
			Capitalized
			Under Prompt
	March 31,	December 31,	Corrective Action
	2021	2020	Regulations
Tier 1 leverage ratio (to average assets)	10.87%	10.81%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	16.06%	15.99%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	16.06%	15.99%	8.00%
Total risk-based capital ratio	17.12%	17.05%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of March 31, 2021, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

Sources of liquidity are as follows:

●	Growth in the core deposit base;
●	Proceeds from sales or maturities of securities;
●	Payments received on loans and mortgage-backed securities;
●	Overnight correspondent bank borrowings on various credit lines, notes, etc., with various levels of capacity;
●	Securities sold under agreements to repurchase; and
●	Brokered CDs.

At March 31, 2021, the Company had $416,223,000 in maximum borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes and FHLB short-term borrowings); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $3,787,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $22,423,000 at March 31, 2021.

Asset liquidity is provided by securities maturing in one year or less, other short-term investments, federal funds sold, and cash and due from banks. The liquidity is augmented by repayment of loans and cash flows from mortgage-backed and asset-backed securities. Liability liquidity is accomplished primarily by maintaining a core deposit base, acquired by attracting new deposits and retaining maturing deposits. Also, short-term borrowings provide funds to meet liquidity needs.

Net cash flows provided by operating activities were $2,233,000 as of March 31, 2021, compared to $1,365,000 as of March 31, 2020. Net income amounted to $3,878,000 for the three months ended March 31, 2021 and $2,053,000 for the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, net premium amortization on securities amounted to $658,000 and $498,000, respectively. Gains on sales of mortgage loans were $354,000 as of March 31, 2021, compared to $93,000 as of March 31, 2020. Originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $1,984,000 during the three months ended March 31, 2021 and proceeds (including gains) from sales of mortgage loans originated for resale exceeded originations of mortgage loans originated for resale by $37,000 during the three months ended March 31, 2020. Net securities gains were $115,000 for the three months ended March 31, 2021, compared to net securities losses of $467,000 for the three months ended March 31, 2020. Other assets increased by $889,000 and $537,000 during the three months ended March 31, 2021 and 2020, respectively. Other liabilities increased by $433,000 during the three months ended March 31, 2021 and decreased by $1,159,000 during the three months ended March 31, 2020.

Investing activities used cash of $26,534,000 and $21,909,000 during the three months ended March 31, 2021 and 2020, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sales, maturities, and redemptions net against purchases) used cash of $26,687,000 during the three months ended March 31, 2021, compared to $5,396,000 during the three months ended March 31, 2020. Net cash used to originate loans amounted to $62,000 and $13,877,000 during the three months ended March 31, 2021 and 2020, respectively.

Financing activities provided cash of $37,015,000 and $18,618,000 during the three months ended March 31, 2021 and 2020, respectively. Deposits increased by $40,369,000 during the three months ended March 31, 2021 and decreased by $26,831,000 during the three months ended March 31, 2020. Short-term borrowings increased by $2,929,000 and $51,716,000 during the three months ended March 31, 2021 and 2020, respectively. Repayment of long-term borrowings amounted to $5,000,000 for both the three months ended March 31, 2021 and 2020, respectively. Dividends paid amounted to $1,647,000 and $1,570,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at March 31, 2021.

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

The table on the next page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 3.49%, 7.32% and 10.90% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 2.43% and 7.97% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Company’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the three months ended March 31, 2021, the cost of interest-bearing liabilities averaged 0.63%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 3.84%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At March 31, 2021, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with decreases of 24.83% and 68.60%, respectively. Additionally, net present value is projected to increase 12.54%, 17.35%, and 16.61% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. These scenarios presented are within the Company’s policy limits, aside from the 100 basis point immediate decrease scenario at (24.83)% vs. a policy limit of (20)% and the 200 basis point immediate decrease scenario at (68.60)% vs. a policy limit of (30.0)%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(10.90)%
+200 bp Shock vs. Stable Rate	(7.32)%
+100 bp Shock vs. Stable Rate	(3.49)%
Flat rate
‒100 bp Shock vs. Stable Rate	(2.43)%
‒200 bp Shock vs. Stable Rate	(7.97)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	16.61%
+200 bp Shock vs. Stable Rate	17.35%
+100 bp Shock vs. Stable Rate	12.54%
Flat rate
‒100 bp Shock vs. Stable Rate	(24.83)%
‒200 bp Shock vs. Stable Rate	(68.60)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)

Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

b)

Changes in internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Although the Company is subject to various claims and legal actions that occur from time to time in the ordinary course of business, the Company is not party to any pending legal proceedings that management believes could have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2021	―	―	―	120,000
February 1 — February 28, 2021	―	―	―	120,000
March 1 — March 31, 2021	―	―	―	120,000
Total	―	―	―	120,000

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

FIRST KEYSTONE CORPORATION
Registrant

May 7, 2021	/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2021	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)