Form 10-Q
period 2021-09-30
FIRST KEYSTONE CORP
filed 2021-11-05
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 5,930,463 shares as of November 3, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	September 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$10,343	$8,833
Interest-bearing deposits in other banks	121,705	15,347
Total cash and cash equivalents	132,048	24,180
Time deposits with other banks	247	247
Debt securities available-for-sale, at fair value	432,834	366,711
Marketable equity securities, at fair value	1,805	1,646
Restricted investment in bank stocks, at cost	2,304	2,247

Loans	738,565	703,310
Loans held for sale	18,220	17,300
Allowance for loan losses	(8,288)	(7,933)
Net loans	748,497	712,677
Premises and equipment, net	18,244	18,678
Operating lease right-of-use assets	1,050	1,061
Accrued interest receivable	4,283	4,544
Cash surrender value of bank owned life insurance	24,642	24,194
Investments in low-income housing partnerships	1,188	1,466
Goodwill	19,133	19,133
Foreclosed assets held for resale	—	28
Other assets	3,664	2,235
TOTAL ASSETS	$1,389,939	$1,179,047

LIABILITIES
Deposits:
Non-interest bearing	$244,602	$198,499
Interest bearing	900,902	738,989
Total deposits	1,145,504	937,488
Short-term borrowings	29,853	19,494
Long-term borrowings	35,000	45,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	1,518	1,513
Accrued interest payable	540	405
Deferred income taxes	932	2,146
Other liabilities	3,804	3,759
TOTAL LIABILITIES	1,242,151	1,034,805

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of September 30, 2021 and December 31, 2020; issued 0 as of September 30, 2021 and December 31, 2020	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of September 30, 2021 and December 31, 2020; issued 6,162,075 as of September 30, 2021 and 6,115,281 as of December 31, 2020; outstanding 5,930,463 as of September 30, 2021 and 5,883,669 as of December 31, 2020	12,324	12,231
Surplus	40,575	39,543
Retained earnings	91,916	85,307
Accumulated other comprehensive income	8,682	12,870
Treasury stock, at cost, 231,612 shares as of September 30, 2021 and December 31, 2020	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	147,788	144,242
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,389,939	$1,179,047

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Interest and fees on loans	$8,331	$7,948	$24,474	$23,302
Interest and dividend income on securities:
Taxable	1,455	1,059	4,055	3,509
Tax-exempt	854	793	2,556	2,220
Dividends	25	11	49	34
Dividend income on restricted investment in bank stocks	20	39	73	180
Interest on interest-bearing deposits in other banks	31	2	43	6
Total interest income	10,716	9,852	31,250	29,251
INTEREST EXPENSE
Interest on deposits	790	967	2,368	4,038
Interest on short-term borrowings	25	30	65	340
Interest on long-term borrowings	195	234	623	758
Interest on subordinated debt	273	—	820	—
Total interest expense	1,283	1,231	3,876	5,136
Net interest income	9,433	8,621	27,374	24,115
Provision for loan losses	185	294	455	682
Net interest income after provision for loan losses	9,248	8,327	26,919	23,433
NON-INTEREST INCOME
Trust department	243	222	761	677
Service charges and fees	496	409	1,352	1,250
Increase in cash surrender value of life insurance	149	152	448	458
ATM fees and debit card income	555	501	1,639	1,364
Gains on sales of mortgage loans	139	174	801	471
Net securities gains (losses)	22	(9)	165	(312)
Other	93	66	271	211
Total non-interest income	1,697	1,515	5,437	4,119
NON-INTEREST EXPENSE
Salaries and employee benefits	3,303	3,554	10,064	9,732
Occupancy, net	448	512	1,428	1,534
Furniture and equipment expense	150	147	430	435
Computer expense	315	248	900	753
Professional services	244	220	776	685
Pennsylvania shares tax	309	231	935	680
FDIC insurance, net	103	73	310	94
ATM and debit card fees	281	253	764	676
Data processing fees	295	283	912	884
Foreclosed assets held for resale expense, net	—	30	3	44
Advertising	101	82	282	245
Other	718	623	2,207	2,064
Total non-interest expense	6,267	6,256	19,011	17,826
Income before income tax expense	4,678	3,586	13,345	9,726
Income tax expense	655	449	1,839	1,155
NET INCOME	$4,023	$3,137	$11,506	$8,571
PER SHARE DATA
Net income per share:
Basic	$0.68	$0.54	$1.95	$1.47
Diluted	0.68	0.54	1.95	1.47
Dividends per share	0.28	0.27	0.83	0.81

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(Dollars in thousands)	Three Months Ended
	September 30,
	2021	2020

Net Income	$4,023	$3,137

Other comprehensive (loss) income:
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(654) and $290, respectively	(2,460)	1,092

Less reclassification adjustment for net gains included in net income, net of income taxes of $(1) and $(13), respectively (a) (b)	(3)	(48)

Total other comprehensive (loss) income	(2,463)	1,044

Total Comprehensive Income	$1,560	$4,181

(Dollars in thousands)	Nine Months Ended
	September 30,
	2021	2020

Net Income	$11,506	$8,571

Other comprehensive (loss) income:
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(1,113) and $1,880, respectively	(4,185)	7,074

Less reclassification adjustment for net gains included in net income, net of income taxes of $(1) and $(48), respectively (a) (b)	(3)	(180)

Total other comprehensive (loss) income	(4,188)	6,894

Total Comprehensive Income	$7,318	$15,465
(a)	Gross amounts are included in net securities gains (losses) on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
Balance at January 1, 2021	6,115,281	$12,231	$39,543	$85,307	$12,870	$(5,709)	$144,242
Net Income				3,878			3,878
Other comprehensive loss, net of taxes					(3,923)		(3,923)
Issuance of common stock under dividend reinvestment plan	16,304	32	351				383
Dividends - $0.28 per share				(1,647)			(1,647)
Balance at March 31, 2021	6,131,585	12,263	39,894	87,538	8,947	(5,709)	142,933
Net Income				3,605			3,605
Other comprehensive income, net of taxes					2,198		2,198
Issuance of common stock under dividend reinvestment plan	14,976	30	329				359
Dividends - $0.27 per share				(1,593)			(1,593)
Balance at June 30, 2021	6,146,561	$12,293	$40,223	$89,550	$11,145	$(5,709)	$147,502
Net Income				4,023			4,023
Other comprehensive loss, net of taxes					(2,463)		(2,463)
Issuance of common stock under dividend reinvestment plan	15,514	31	352				383
Dividends - $0.28 per share				(1,657)			(1,657)
Balance at September 30, 2021	6,162,075	$12,324	$40,575	$91,916	$8,682	$(5,709)	$147,788

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
Balance at January 1, 2020	6,048,506	$12,097	$38,365	$79,778	$4,221	$(5,709)	$128,752
Net Income				2,053			2,053
Other comprehensive income, net of taxes					605		605
Issuance of common stock under dividend reinvestment plan	15,213	30	280				310
Dividends - $0.27 per share				(1,570)			(1,570)
Balance at March 31, 2020	6,063,719	12,127	38,645	80,261	4,826	(5,709)	$130,150
Net Income				3,381			3,381
Other comprehensive income, net of taxes					5,245		5,245
Issuance of common stock under dividend reinvestment plan	16,135	33	298				331
Dividends - $0.27 per share				(1,575)			(1,575)
Balance at June 30, 2020	6,079,854	$12,160	$38,943	$82,067	$10,071	$(5,709)	$137,532
Net Income				3,137			3,137
Other comprehensive income, net of taxes					1,044		1,044
Issuance of common stock under dividend reinvestment plan	17,665	35	300				335
Dividends - $0.27 per share				(1,579)			(1,579)
Balance at September 30, 2020	6,097,519	$12,195	$39,243	$83,625	$11,115	$(5,709)	$140,469

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(Dollars in thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,506	$8,571
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	455	682
Depreciation and amortization	775	868
Net premium amortization on securities	2,124	1,484
Deferred income tax benefit	(101)	(581)
Gains on sales of mortgage loans	(801)	(471)
Proceeds from sales of mortgage loans originated for sale	24,820	12,433
Originations of mortgage loans originated for sale	(26,203)	(22,147)
Net securities (gains) losses	(165)	312
Net losses on sales of foreclosed real estate held for resale, including write-downs	—	21
Decrease (increase) in accrued interest receivable	261	(1,325)
Increase in cash surrender value of bank owned life insurance	(448)	(458)
Net losses on disposals of premises and equipment	3	1
(Increase) decrease in other assets	(1,422)	388
Amortization of investment in low-income housing partnerships	278	272
Increase (decrease) in accrued interest payable	135	(208)
Increase (decrease) in other liabilities	44	(1,310)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,261	(1,468)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities and debt securities available-for-sale	6	21,692
Proceeds from maturities and redemptions of debt securities available-for-sale	42,974	30,354
Purchases of debt securities available-for-sale	(116,522)	(83,168)
Net change in restricted investment in bank stocks	(57)	1,977
Net increase in loans	(34,091)	(46,218)
Purchase of premises and equipment	(308)	(264)
Proceeds from sales of foreclosed assets held for resale	28	60
NET CASH USED IN INVESTING ACTIVITIES	(107,970)	(75,567)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	208,016	157,591
Net increase (decrease) in short-term borrowings	10,359	(31,540)
Repayment of finance lease obligations	(7)	—
Repayment of long-term borrowings	(10,000)	(10,000)
Common stock issued	1,106	960
Dividends paid	(4,897)	(4,724)
NET CASH PROVIDED BY FINANCING ACTIVITIES	204,577	112,287

INCREASE IN CASH AND CASH EQUIVALENTS	107,868	35,252
CASH AND CASH EQUIVALENTS, BEGINNING	24,180	10,724
CASH AND CASH EQUIVALENTS, ENDING	$132,048	$45,976

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3,741	$5,344
Income taxes paid	1,949	161
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Loans transferred to foreclosed assets held for resale	—	50
Loans transferred from held for sale portfolio	—	(149)
Common stock subscription receivable	19	16
Right-of-use assets obtained in exchange for lease liabilities	33	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “Available-For-Sale” were as follows at September 30, 2021 and December 31, 2020:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2021:	Cost	Gains	Losses	Value
U.S. Treasury securities	$4,959	$—	$(60)	$4,899
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	118,705	776	(1,076)	118,405
Other	8,254	5	(60)	8,199
Other mortgage backed securities	43,052	245	(161)	43,136
Obligations of state and political subdivisions	167,039	11,400	(622)	177,817
Asset backed securities	38,326	273	(48)	38,551
Corporate debt securities	41,510	518	(201)	41,827
Total	$421,845	$13,217	$(2,228)	$432,834

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020:	Cost	Gains	Losses	Value
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	76,270	1,628	(325)	77,573
Other	10,534	2	(106)	10,430
Other mortgage backed securities	39,420	470	(46)	39,844
Obligations of state and political subdivisions	150,922	14,193	(14)	165,101
Asset backed securities	44,751	158	(88)	44,821
Corporate debt securities	28,523	481	(62)	28,942
Total	$350,420	$16,932	$(641)	$366,711

Securities Available-for-Sale with an aggregate fair value of $406,792,000 at September 30, 2021 and $315,146,000 at December 31, 2020, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $335,068,000 at September 30, 2021 and $231,750,000 at December 31, 2020.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at September 30, 2021. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		September 30, 2021
		Debt Securities Available-For-Sale
(Dollars in thousands)		U.S. Government	Other	Obligations
		Agency &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$—	$4,635	$—	$—
Fair value	—	—	—	4,690	—	—

1 - 5 Years:
Amortized cost	—	765	9,658	21,237	1,066	15,460
Fair value	—	769	9,674	22,373	1,075	15,786

5 - 10 Years:
Amortized cost	4,959	17,749	3,530	20,175	—	26,050
Fair value	4,899	17,754	3,529	21,630	—	26,041

After 10 Years:
Amortized cost	—	108,445	29,864	120,992	37,260	—
Fair value	—	108,081	29,933	129,124	37,476	—

Total:
Amortized cost	$4,959	$126,959	$43,052	$167,039	$38,326	$41,510
Fair value	4,899	126,604	43,136	177,817	38,551	41,827
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at September 30, 2021. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by

Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in Debt Securities Available-For-Sale for the three months ended September 30, 2021 and 2020 were $0 and $8,140,000, respectively. Gross gains realized on these sales were $0 and $142,000, respectively. Gross losses realized on these sales were $0 and $81,000, respectively. There were no impairment losses realized on Debt Securities Available-For-Sale during the three months ended September 30, 2021 or 2020.

Proceeds from sales of investments in Debt Securities Available-For-Sale for the nine months ended September 30, 2021 and 2020 were $0 and $21,692,000, respectively. Gross gains realized on these sales were $0 and $414,000, respectively. Gross losses realized on these sales were $0 and $186,000, respectively. There were no impairment losses realized on Debt Securities Available-For-Sale during the nine months ended September 30, 2021 or 2020.

At September 30, 2021 and December 31, 2020, the Company had $1,805,000 and $1,646,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the nine months ended September 30, 2021 and 2020:

(Dollars in thousands)	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Net gains and (losses) recognized during the period on equity securities	$165	$(540)
Less: Net gains recognized during the period on equity securities sold during the period	4	—
Net gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$161	$(540)

There were no proceeds from sales of investments in Held-to-Maturity debt securities during the nine months ended September 30, 2021 or 2020. Therefore, there were no gains or losses realized during these periods.

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

The Company and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at September 30, 2021 or December 31, 2020.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of September 30, 2021 and December 31, 2020:

September 30, 2021

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$4,899	$(60)	$—	$—	$4,899	$(60)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	69,838	(977)	4,653	(99)	74,491	(1,076)
Other	—	—	7,243	(60)	7,243	(60)
Other mortgage backed debt securities	9,199	(104)	4,210	(57)	13,409	(161)
Obligations of state and political subdivisions	29,552	(622)	—	—	29,552	(622)
Asset backed securities	10,245	(47)	1,978	(1)	12,223	(48)
Corporate debt securities	14,904	(146)	3,445	(55)	18,349	(201)
Total	$138,637	$(1,956)	$21,529	$(272)	$160,166	$(2,228)

December 31, 2020

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	13,859	(302)	5,729	(23)	19,588	(325)
Other	2,497	(32)	6,709	(74)	9,206	(106)
Other mortgage backed debt securities	8,290	(46)	—	—	8,290	(46)
Obligations of state and political subdivisions	4,122	(14)	—	—	4,122	(14)
Asset backed securities	6,827	(8)	11,018	(80)	17,845	(88)
Corporate debt securities	5,489	(11)	1,949	(51)	7,438	(62)
Total	$41,084	$(413)	$25,405	$(228)	$66,489	$(641)

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

The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Company’s carrying value at any measurement date. Management does not believe any of their 47 debt securities with a less than one year unrealized loss position, or any of their 16 debt securities with a one year or greater unrealized loss position as of September 30, 2021, represent an other-than-temporary impairment, as the unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company expects to collect all principal and interest payments defined under the original terms as all contracted payments on securities in the portfolio are current as of September 30, 2021.

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

In underwriting commercial and industrial loans, an analysis is performed to evaluate the borrower’s character and capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as the conditions affecting the borrower. Evaluation of the borrower’s past, present and future cash flows is also an important aspect of the Company’s analysis of the borrower’s ability to repay. SBA Paycheck Protection Program (“PPP”) loans that have been issued by the Company as a result of the enactment of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) in response to the economic impact of the COVID-19 pandemic are included in the Company’s Commercial and Industrial portfolio and are underwritten according to all terms and conditions pursuant to the PPP as administered by the SBA under the CARES Act. See the Coronavirus Pandemic Impact on the Loan Portfolio section on page 15 for more information regarding the Company’s underwriting of these loans.

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

As an addition to the commercial loans receivable portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of September 30, 2021, the Company's balance of GGLs amounted to $4,897,000, compared to $5,128,000 at December 31, 2020.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $18,220,000 and $17,300,000 at September 30, 2021 and December 31, 2020, respectively.

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

Coronavirus Pandemic Impact on the Loan Portfolio

As a result of the economic impact of the COVID-19 coronavirus pandemic, the CARES Act was enacted in the United States on March 27, 2020. The Company is approved by the SBA to fund loans under the SBA’s Paycheck Protection Program created as part of the CARES Act. The PPP loans have 1.00% interest rates, lender fees, two or five-year terms (depending on date of origination), and may qualify for forgiveness. These loans funded by the Company are subject to the terms and conditions applicable to all loans made pursuant to the PPP, as administered by the SBA under the CARES Act. The PPP calls for these loans to be fully guaranteed by the SBA. PPP loan origination fees and certain loan origination costs have been deferred with the net amount accreted using the straight line method over the contractual life of the related loans as an interest yield adjustment. If a loan is forgiven pursuant to the terms and conditions applicable to the PPP, the remaining origination fees and costs are recognized at the time of forgiveness. All PPP loans are carried in the Company’s Commercial and Industrial loan portfolio. As of September 30, 2021, the Company held 240 PPP loans in its Commercial and Industrial portfolio which carried a balance of $12,648,000, of which 2 loans carrying an aggregate balance of $165,000 were granted during the first round of PPP issuance and 238 loans carrying an aggregate balance of $12,483,000 were granted during the second round of PPP issuance. At December 31, 2020, the Company held 441 PPP loans in its Commercial and Industrial portfolio which carried a balance of $22,976,000, all of which were granted during the first round of PPP issuance.

An additional provision of the CARES Act, Section 4013 provides financial institutions the option to suspend requirements to categorize certain loan modifications as troubled debt restructurings (“TDRs”), as long as specific criteria are met. To qualify, the loan modifications must be made on a good-faith basis in response to the COVID-19 pandemic, must occur between March 1, 2020 and the earlier of September 30, 2021 or the termination date of the national emergency related to the COVID-19 pandemic as declared by the President of the United States, and the loans must have been paid current (less than 30 days past due prior to any relief) as of December 31, 2019. In compliance with Section 4013 of the CARES Act, the Company has granted modification requests to defer principal and/or interest payments or modify interest rates on various loans across all portfolio segments. Of the loan modifications that have been granted in compliance with Section 4013 of the CARES Act, there was 1 loan modification still actively on deferral carrying a balance of $9,423,000 as of September 30, 2021, compared to December 31, 2020 when there were 44 loan modifications still actively on deferral carrying an aggregate balance of $16,541,000. See page 25 for additional information regarding the Section 4013 CARES Act modifications.

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

In response to the COVID-19 pandemic and its impact on the current economy, the qualitative factors related to the local/regional economy were increased by two basis points across all loan segments during the first quarter of 2020 and increased by an additional basis point across all loan segments during the second quarter of 2020. The qualitative factor relating to the impact of external factors/conditions for the Commercial Real Estate portfolio segment was increased by an additional basis point during the third quarter of 2020. The qualitative factors relating to the impact of external factors/conditions were increased by two additional basis points across all loan segments during the fourth quarter of 2020. Qualitative factors remained unchanged during the first quarter of 2021. During the second quarter of 2021, the qualitative factors related to the local/regional economy were decreased by one basis point across all loan segments, as the economy and job growth in the Company’s market areas demonstrated marked improvement over the prior quarter, and the qualitative factor related to collateral values was increased by one basis point for both the Commercial Real Estate and Residential Real Estate portfolio segments due to increasing market values in the real estate sector. Qualitative factors remained unchanged during the third quarter of 2021. Modifications granted in compliance with Section 4013 of the CARES Act were highest in the Commercial Real Estate portfiolio segment, the long-term effects of which are still very unclear, as there is still economic uncertainty related to the COVID-19 pandemic, especially in relation to this segment of the Company’s loan portfolio.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of

September 30, 2021 and December 31, 2020, the amount of the reserve for unfunded lending commitments was $92,000 and $129,000, respectively.

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

Loans modified in a troubled debt restructuring are considered impaired and may or may not be placed on non-accrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrates a period of performance according to the restructured terms of six months. Any loan modifications made in response to the COVID-19 pandemic are not considered TDRs as long as the criteria set forth in Section 4013 of the CARES Act are met. See page 25 for further discussion of the Section 4013 CARES Act modifications.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of September 30, 2021 and December 31, 2020:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Grade:
1-6 Pass	$94,031	$90,906	$489,650	$444,119
7 Special Mention	—	—	756	814
8 Substandard	822	919	21,853	20,975
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	(62)	50	742	820
Total loans	$94,791	$91,875	$513,001	$466,728

	Residential Real Estate
	Including Home Equity		Consumer
	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Grade:
1-6 Pass	$142,066	$155,698	$5,163	$4,934
7 Special Mention	573	225	—	—
8 Substandard	1,272	1,186	19	18
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	(164)	(126)	64	72
Total loans	$143,747	$156,983	$5,246	$5,024

	Total Loans
	September 30,	December 31,
	2021	2020
Grade:
1-6 Pass	$730,910	$695,657
7 Special Mention	1,329	1,039
8 Substandard	23,966	23,098
9 Doubtful	—	—
Add (deduct): Unearned discount and	—	—
Net deferred loan fees and costs	580	816
Total loans	$756,785	$720,610

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $25,483,000 and $1,715,000 at September 30, 2021 and $9,337,000 and $1,843,000 at December 31, 2020. Commercial and Industrial loans also included $4,897,000 and $5,128,000 of Government Guaranteed Loans and $12,648,000 and $22,976,000 of Paycheck Protection Program loans as of September 30, 2021 and December 31, 2020, respectively. Loans held for sale amounted to $18,220,000 at September 30, 2021 and $17,300,000 at December 31, 2020.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three months ended September 30, 2021:
Allowance for Loan Losses:
Beginning balance	$851	$4,930	$1,539	$95	$709	$8,124
Charge-offs	—	—	(10)	(13)	—	(23)
Recoveries	—	—	1	1	—	2
Provision (credit)	(84)	280	(16)	11	(6)	185
Ending Balance	$767	$5,210	$1,514	$94	$703	$8,288

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the nine months ended September 30, 2021:
Allowance for Loan Losses:
Beginning balance	$787	$4,762	$1,643	$94	$647	$7,933
Charge-offs	(13)	(29)	(65)	(33)	—	(140)
Recoveries	—	30	2	8	—	40
Provision (credit)	(7)	447	(66)	25	56	455
Ending Balance	$767	$5,210	$1,514	$94	$703	$8,288
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$767	$5,210	$1,514	$94	$703	$8,288

Loans Receivable:
Ending Balance	$94,791	$513,001	$143,747	$5,246	$—	$756,785
Ending balance: individually
evaluated for impairment	$1,035	$12,685	$1,169	$—	$—	$14,889
Ending balance: collectively
evaluated for impairment	$93,756	$500,316	$142,578	$5,246	$—	$741,896

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three months ended September 30, 2020:
Allowance for Loan Losses:
Beginning balance	$823	$4,215	$1,608	$106	$582	$7,334
Charge-offs	(15)	(16)	(13)	(13)	—	(57)
Recoveries	4	—	—	4	—	8
Provision (credit)	22	266	37	4	(35)	294
Ending Balance	$834	$4,465	$1,632	$101	$547	$7,579

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the nine months ended September 30, 2020:
Allowance for Loan Losses:
Beginning balance	$634	$4,116	$1,665	$114	$476	$7,005
Charge-offs	(39)	(31)	(13)	(35)	—	(118)
Recoveries	4	—	—	6	—	10
Provision (credit)	235	380	(20)	16	71	682
Ending Balance	$834	$4,465	$1,632	$101	$547	$7,579
Ending balance: individually
evaluated for impairment	$—	$1	$1	$—	$—	$2
Ending balance: collectively
evaluated for impairment	$834	$4,464	$1,631	$101	$547	$7,577

Loans Receivable:
Ending Balance	$100,297	$441,095	$157,539	$5,109	$—	$704,040
Ending balance: individually
evaluated for impairment	$1,101	$11,775	$1,096	$—	$—	$13,972
Ending balance: collectively
evaluated for impairment	$99,196	$429,320	$156,443	$5,109	$—	$690,068

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2020:
Allowance for Loan Losses:
Beginning balance	$634	$4,116	$1,665	$114	$476	$7,005
Charge-offs	(90)	(141)	(33)	(37)	—	(301)
Recoveries	14	—	8	7	—	29
Provision (credit)	229	787	3	10	171	1,200
Ending Balance	$787	$4,762	$1,643	$94	$647	$7,933
Ending balance: individually
evaluated for impairment	$—	$8	$—	$—	$—	$8
Ending balance: collectively
evaluated for impairment	$787	$4,754	$1,643	$94	$647	$7,925

Loans Receivable:
Ending Balance	$91,875	$466,728	$156,983	$5,024	$—	$720,610
Ending balance: individually
evaluated for impairment	$1,095	$12,923	$1,036	$—	$—	$15,054
Ending balance: collectively
evaluated for impairment	$90,780	$453,805	$155,947	$5,024	$—	$705,556

The outstanding recorded investment of TDRs as of September 30, 2021 and December 31, 2020 was $8,414,000 and $9,563,000, respectively. The decrease in TDRs at September 30, 2021 as compared to December 31, 2020 is mainly attributable to the payoff of a Commercial Real Estate TDR to a real estate holding company which was completed during the third quarter of 2021 in the amount of $1,010,000, as well as regular principal payments made on existing TDRs during the nine months ended September 30, 2021. There were no unfunded commitments on TDRs at September 30, 2021 and December 31, 2020.

During the three months ended September 30, 2021, one loan with a post modification balance of $59,000 was modified as a TDR, compared to the three months ended September 30, 2020 when four loans with a combined post modification balance of $366,000 were modified as TDRs. During the nine months ended September 30, 2021, four loans with a combined post modification balance of $360,000 were modified as TDRs, compared to the nine months ended September 30, 2020 when seven loans with a combined post modification balance of $525,000 were modified as TDRs. The loan modifications for the nine months ended September 30, 2021 consisted of two term modifications and two payment modifications, compared to the loan modifications for the nine months ended September 30, 2020 which consisted of one term modification and six payment modifications.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	September 30,	December 31,
	2021	2020
Non-accrual TDRs	$1,448	$1,587
Accruing TDRs	6,966	7,976
Total	$8,414	$9,563

At September 30, 2021, eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $541,000, three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $724,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $15,000 were not in compliance with the terms of their restructure, compared to September 30, 2020 when nine Commercial Real Estate loans classified as TDRs with a combined recorded investment of $1,288,000 and three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $751,000 were not in compliance with the terms of their restructure.

Three Commercial Real Estate loans totaling $291,000 that were modified as a TDRs within the twelve months preceding September 30, 2021 experienced payment defaults during the nine months ended September 30, 2021. No loans that were modified as TDRs during the twelve months preceding September 30, 2021 experienced payment defaults during the three months ended September 30, 2021. Of the loans that were modified as TDRs during the twelve months preceding September 30, 2020, two Commercial Real Estate loans totaling $62,000 experienced payment defaults during the nine months ended September 30, 2020. No loans that were modified as TDRs during the twelve months preceding September 30, 2020 experienced payment defaults during the three months ended September 30, 2020.

The following table presents information regarding the loan modifications categorized as TDRs during the three and nine months ended September 30, 2021 and 2020.

(Dollars in thousands)	For the Three Months Ended September 30, 2021
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial Real Estate	1	$59	$59	$59
Total	1	$59	$59	$59

(Dollars in thousands)	For the Nine Months Ended September 30, 2021
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial Real Estate	4	$360	$360	$350
Total	4	$360	$360	$350

(Dollars in thousands)	For the Three Months Ended September 30, 2020
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial and Industrial	2	$42	$42	$42
Commercial Real Estate	2	324	324	324
Total	4	$366	$366	$366

(Dollars in thousands)	For the Nine Months Ended September 30, 2020
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial and Industrial	2	$42	$42	$42
Commercial Real Estate	5	483	483	483
Total	7	$525	$525	$525

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three and nine months ended September 30, 2021 and 2020 with the total number of each type of modification performed.

	For the Three Months Ended September 30, 2021
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial Real Estate	—	—	1	1
Total	—	—	1	1

	For the Nine Months Ended September 30, 2021
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial Real Estate	—	2	2	4
Total	—	2	2	4

	For the Three Months Ended September 30, 2020
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	—	1	1	2
Commercial Real Estate	—	—	2	2
Total	—	1	3	4

	For the Nine Months Ended September 30, 2020
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	—	1	1	2
Commercial Real Estate	—	—	5	5
Total	—	1	6	7

In the wake of the COVID-19 pandemic, during the second quarter of 2020, the Company began granting loan modification requests to defer principal and/or interest payments or modify interest rates. These loans are not classified as TDRs according to Section 4013 of the CARES Act, as long as the specific criteria set forth in the Act are met. The table below presents information related to loan modifications made in compliance with Section 4013 of the CARES Act for the nine months ended September 30, 2021.

(Dollars in thousands)	Commercial and		Commercial		Residential
	Industrial		Real Estate		Real Estate		Consumer		Total
		Recorded		Recorded		Recorded		Recorded		Recorded
	Count	Investment	Count	Investment	Count	Investment	Count	Investment	Count	Investment
Balance at December 31, 2020	7	$1,012	35	$15,260	2	$269	—	$—	44	$16,541
Additional modifications granted for the three months ended March 31, 2021	2	190	2	10,414	1	16	1	2	6	$10,622
Section 4013 CARES Act modifications returned to normal payment status during the three months ended March 31, 2021 (a)	(2)	(612)	(29)	(12,780)	(2)	(130)	—	—	(33)	$(13,522)
Principal payments net of draws on active deferred loans for the three months ended March 31, 2021 (b)	N/A	—	N/A	—	N/A	—	N/A	—	N/A	—
Balance at March 31, 2021	7	$590	8	$12,894	1	$155	1	$2	17	$13,641
Additional modifications granted for the three months ended June 30, 2021	—	—	—	—	—	—	—	—	—	—
Section 4013 CARES Act modifications returned to normal payment status during the three months ended June 30, 2021 (a)	(1)	(143)	(6)	(2,480)	(1)	(155)	(1)	(2)	(9)	(2,780)
Principal payments net of draws on active deferred loans for the three months ended June 30, 2021 (b)	N/A	—	N/A	(293)	N/A	—	N/A	—	N/A	(293)
Balance at June 30, 2021	6	$447	2	$10,121	—	$—	—	$—	8	$10,568
Additional modifications granted for the three months ended September 30, 2021	—	—	—	—	—	—	—	—	—	—
Section 4013 CARES Act modifications returned to normal payment status during the three months ended September 30, 2021 (a)	(6)	(447)	(1)	(698)	—	—	—	—	(7)	(1,145)
Principal payments net of draws on active deferred loans for the three months ended Setpember 30, 2021 (b)	N/A	—	N/A	—	N/A	—	N/A	—	N/A	—
Balance at September 30, 2021	—	$—	1	$9,423	—	$—	—	$—	1	$9,423

Percent of Total Section 4013 CARES Act Modifications as of September 30, 2021		0.00%		100.00%		0.00%		0.00%		100.00%
Percent of Total Section 4013 CARES Act Modifications to Total Loans as of September 30, 2021		0.00%		1.25%		0.00%		0.00%		1.25%
Subsequent modifications granted during the three months ended September 30, 2021 for active deferred loans outstanding as of September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—

(a) Includes payments made prior to return to normal payment status during the three month period

(b) Draws include those made on lines of credit and other loans contractually allowing draws of principal. No construction loans have experienced a Section 4013 CARES Act modification at the dates indicated.

The recorded investment, unpaid principal balance, and the related allowance of the Company’s impaired loans are summarized below at September 30, 2021 and December 31, 2020.

(Dollars in thousands)	September 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,035	$1,035	$—	$1,095	$1,095	$—
Commercial Real Estate	12,685	15,618	—	12,438	15,400	—
Residential Real Estate	1,169	1,245	—	1,036	1,120	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	—	—	—	485	485	8
Residential Real Estate	—	—	—	—	—	—
Total	$14,889	$17,898	$—	$15,054	$18,100	$8

Total consists of:
Commercial and Industrial	$1,035	$1,035	$—	$1,095	$1,095	$—
Commercial Real Estate	$12,685	$15,618	$—	$12,923	$15,885	$8
Residential Real Estate	$1,169	$1,245	$—	$1,036	$1,120	$—

At September 30, 2021 and December 31, 2020, $8,414,000 and $9,563,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 at both September 30, 2021 and December 31, 2020. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Company’s impaired loans are summarized below for the three and nine months ended September 30, 2021 and 2020.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	September 30, 2021		September 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,042	$2	$1,080	$4
Commercial Real Estate	12,890	82	11,640	93
Residential Real Estate	1,181	—	1,076	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	—	—	29	—
Residential Real Estate	—	—	25	—
Total	$15,113	$84	$13,850	$97

Total consists of:
Commercial and Industrial	$1,042	$2	$1,080	$4
Commercial Real Estate	$12,890	$82	$11,669	$93
Residential Real Estate	$1,181	$—	$1,101	$—

Of the $84,000 and $97,000 in interest income recognized on impaired loans for the three months ended September 30, 2021 and 2020 respectively, $0 in interest income was recognized with respect to non-accrual loans for each respective period.

(Dollars in thousands)	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,061	$7	$1,076	$12
Commercial Real Estate	12,673	270	11,361	243
Residential Real Estate	1,155	1	1,015	1

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	322	—	119	5
Residential Real Estate	—	—	22	1
Total	$15,211	$278	$13,593	$262

Total consists of:
Commercial and Industrial	$1,061	$7	$1,076	$12
Commercial Real Estate	$12,995	$270	$11,480	$248
Residential Real Estate	$1,155	$1	$1,037	$2

Of the $278,000 and $262,000 in interest income recognized on impaired loans for the nine months ended September 30, 2021 and 2020 respectively, $3,000 and $5,000 in interest income was recognized with respect to non-accrual loans for each respective period.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of September 30, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)	September 30,	December 31,
	2021	2020
Commercial and Industrial	$724	$745
Commercial Real Estate	6,046	5,315
Residential Real Estate	1,153	1,018
Total non-accrual loans	7,923	7,078
Foreclosed assets held for resale	—	28
Loans past-due 90 days or more and still accruing interest	75	13
Total non-performing assets	$7,998	$7,119

There were no foreclosed assets held for resale at September 30, 2021. The $28,000 in foreclosed assets held for resale at December 31, 2020 was represented by land. At December 31, 2020, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $41,000 at both September 30, 2021 and December 31, 2020. These balances were not included in foreclosed assets held for resale at September 30, 2021 or December 31, 2020.

The following tables present the classes of the loan portfolio, including non-accrual loans and TDRs, summarized by past-due status at September 30, 2021 and December 31, 2020:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
September 30, 2021:
Commercial and Industrial	$—	$—	$768	$768	$94,023	$94,791	$75
Commercial Real Estate	901	636	5,317	6,854	506,147	513,001	—
Residential Real Estate	552	147	1,088	1,787	141,960	143,747	—
Consumer	13	—	—	13	5,233	5,246	—
Total	$1,466	$783	$7,173	$9,422	$747,363	$756,785	$75

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2020:
Commercial and Industrial	$—	$—	$745	$745	$91,130	$91,875	$—
Commercial Real Estate	1,879	968	4,552	7,399	459,329	466,728	—
Residential Real Estate	628	74	1,031	1,733	155,250	156,983	13
Consumer	19	6	—	25	4,999	5,024	—
Total	$2,526	$1,048	$6,328	$9,902	$710,708	$720,610	$13

At this time, there have been no material fluctuations in past-due loans as a result of the COVID-19 pandemic.

At September 30, 2021 and December 31, 2020, commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit totaling $1,249,000 that was associated with a loan to a developer of a residential sub-division.

NOTE 5 — DEPOSITS

Major classifications of deposits at September 30, 2021 and December 31, 2020 consisted of:

(Dollars in thousands)	September 30,	December 31,
	2021	2020
Non-interest bearing demand	$244,602	$198,499
Interest bearing demand	469,641	330,253
Savings	256,027	214,908
Time certificates of deposits less than $250,000	160,123	177,652
Time certificates of deposits $250,000 or greater	13,317	15,029
Other time	1,794	1,147
Total deposits	$1,145,504	$937,488

Total deposits increased $208,016,000 to $1,145,504,000 as of September 30, 2021 due to increases in non-interest bearing, interest bearing demand and savings deposits. The increase in deposits was the result of government stimulus funds, PPP loan proceeds, a $128,271,000 increase in highly rate sensitive deposits and other normal fluctuations in deposits during the nine months ended September 30, 2021.

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings. Short-term borrowings and weighted–average interest rates at September 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	September 30, 2021		December 31, 2020
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	0.37%	$—	0.37%
Securities sold under agreements to repurchase	29,853	0.34%	19,494	0.58%
Federal Discount Window	—	0.37%	—	0.37%
Federal Home Loan Bank of Pittsburgh	—	0.34%	—	1.00%
Total	$29,853	0.34%	$19,494	0.82%

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
September 30, 2021
Repurchase agreements (a)	$29,853	$—	$29,853	$(29,853)	$—	$—

December 31, 2020
Repurchase agreements (a)	$19,494	$—	$19,494	$(19,494)	$—	$—
(a)	As of September 30, 2021 and December 31, 2020, the fair value of securities pledged in connection with repurchase agreements was $34,552,000 and $23,695,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of September 30, 2021:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
September 30, 2021:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$29,853	$—	$—	$—	$29,853
Total	$29,853	$—	$—	$—	$29,853

Long-Term Borrowings and Letters of Credit

Long-term borrowings are comprised of advances from the FHLB.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Company’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Company’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Company to pledge collateral in the amount necessary to secure these funds. The Company began utilizing this service offered by the FHLB during the second quarter of 2021. FHLB has issued active irrevocable standby letters of credit for $51,400,000 which could be drawn on through FHLB’s close of business on September 30, 2021 and will be renewed as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Corporation’s banking subsidiary. Principal qualifying assets are certain real estate mortgages and investment securities. As of September 30, 2021, loans of $582,085,000 were pledged to FHLB which resulted in a FHLB maximum borrowing capacity of $416,371,000. As of September 30, 2021, no investment securities were pledged as collateral to FHLB to secure FHLB loans and letters of credit.

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

The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined). Interest is payable semi-annually in arrears on June 30 and December 31 of each year, which began on June 30, 2021, for the first five years after issuance and will be payable quarterly in arrears thereafter on March 31, June 30, September 30 and December 31. The 2020 Notes will mature on December 31, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 31, 2025 and prior to December 31, 2030. Additionally, if all or any portion of the 2020 Notes cease to be deemed Tier 2 capital, the Corporation may redeem, in whole and not in part, at any time upon giving not less than ten days’ notice, an amount equal to one hundred percent (100%) of the principal amount outstanding plus accrued but unpaid interest to but excluding the date fixed for redemption.

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

The Bank currently leases three branch banking facilities and one parcel of land under operating leases. At September 30, 2021, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,050,000 and $1,518,000, respectively. At December 31, 2020, right-of-use assets and lease liabilities stood at $1,061,000 and $1,513,000, respectively. Further options to extend or terminate the lease are not applicable for any of the four leases. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Bank recognized total operating lease costs for the nine months ended September 30, 2021 and 2020 of $133,000 and $332,000, respectively. Cash payments totaled $116,000 for the nine months ended September 30, 2021 and 2020.

The Bank currently has one finance lease for equipment. At September 30, 2021, right-of-use assets and lease liabilities were recorded related to the finance lease totaling $34,000 and $19,000, respectively. At December 31, 2020, right-of-use assets and lease liabilities stood at $94,000 and $84,000, respectively. Amounts recognized as right-of-use assets and lease liabilities related to finance leases are included in Premises and equipment, net and Other liabilities, respectively, in the accompanying balance sheet. Further options to extend or terminate the lease are not applicable for the lease. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. The lease did not contain an implicit rate; therefore, our incremental borrowing rate was used.

Total finance lease costs that were recognized by the Bank for the nine months ended September 30, 2021 were immaterial. Cash payments as of September 30, 2021 totaled $7,000.

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of September 30, 2021 and December 31, 2020.

	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
	Operating	Operating	Finance	Finance
Weighted-average term (years)	24.90	25.09	1.92	5.55
Weighted-average discount rate	3.91%	3.86%	0.68%	0.88%

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating or finance lease liability is as follows:

(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$102	$140	$10	$19
After one but within two years	68	86	9	19
After two but within three years	68	68	—	15
After three but within four years	68	68	—	9
After four but within five years	68	68	—	9
After five years	2,207	2,258	—	16
Total undiscounted cash flows	2,581	2,688	19	87
Discount on cash flows	(1,063)	(1,175)	—	(3)
Total lease liability	$1,518	$1,513	$19	$84

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at September 30, 2021 and December 31, 2020 were as follows:

(Dollars in thousands)
	September 30, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$108,941	$114,836
Financial standby letters of credit	$1,439	$1,175
Performance standby letters of credit	$3,727	$3,448

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

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At September 30, 2021, the Company had $656,748,000 in loans secured by real estate, which represented 86.8% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of

September 30, 2021 and December 31, 2020, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At September 30, 2021 and December 31, 2020, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

September 30, 2021	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$4,899	$—	$4,899
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	118,405	—	118,405
Other	—	8,199	—	8,199
Other mortgage backed debt securities	—	43,136	—	43,136
Obligations of state and political subdivisions	—	177,817	—	177,817
Asset backed securities	—	38,551	—	38,551
Corporate debt securities	—	41,827	—	41,827
Total debt securities available-for-sale	—	432,834	—	432,834
Marketable equity securities	1,805	—	—	1,805
Total recurring fair value measurements	$1,805	$432,834	$—	$434,639

(Dollars in thousands)

December 31, 2020	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	77,573	—	77,573
Other	—	10,430	—	10,430
Other mortgage backed debt securities	—	39,844	—	39,844
Obligations of state and political subdivisions	—	165,101	—	165,101
Asset backed securities	—	44,821	—	44,821
Corporate debt securities	—	28,942	—	28,942
Total debt securities available-for-sale	—	366,711	—	366,711
Marketable equity securities	1,646	—	—	1,646
Total recurring fair value measurements	$1,646	$366,711	$—	$368,357

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2021 and December 31, 2020, impaired loans measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at September 30, 2021
Impaired loans:
Commercial Real Estate	$—	$—	$5,970	$5,970
Residential Real Estate	—	—	45	45
Total impaired loans	$—	$—	$6,015	$6,015

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2020
Impaired loans:
Commercial Real Estate	$—	$—	$6,497	$6,497
Residential Real Estate	—	—	111	111
Total impaired loans	$—	$—	$6,608	$6,608

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At September 30, 2021 and December 31, 2020, foreclosed assets held for resale measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at September 30, 2021
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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
September 30, 2021	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans - collateral dependent	$3,135	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (73%)	(7%)
Impaired loans - other	$2,880	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)
Foreclosed assets held for resale	$—	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(0%) –(0%)	(0%)

December 31, 2020
Impaired loans - collateral dependent	$3,679	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(15%) – (73%)	(17%)
Impaired loans - other	$2,929	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)
Foreclosed assets held for resale	$28	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(28%) – (28%)	(28%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at September 30, 2021
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$10,343	$10,343	$—	$—	$10,343
Interest-bearing deposits in other banks	121,705	—	121,705	—	121,705
Time deposits with other banks	247	—	249	—	249
Restricted investment in bank stocks	2,304	—	2,304	—	2,304
Net loans	748,497	—	—	773,041	773,041
Mortgage servicing rights	352	—	—	352	352
Accrued interest receivable	4,283	—	4,283	—	4,283

FINANCIAL LIABILITIES:
Demand, savings and other deposits	970,270	—	970,270	—	970,270
Time deposits	175,234	—	176,120	—	176,120
Short-term borrowings	29,853	—	29,859	—	29,859
Long-term borrowings	35,000	—	36,446	—	36,446
Subordinated debentures	25,000	—	24,704	—	24,704
Accrued interest payable	540	—	540	—	540

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2020
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,833	$8,833	$—	$—	$8,833
Interest-bearing deposits in other banks	15,347	—	15,347	—	15,347
Time deposits with other banks	247	—	253	—	253
Restricted investment in bank stocks	2,247	—	2,247	—	2,247
Net loans	712,677	—	—	741,934	741,934
Mortgage servicing rights	262	—	—	262	262
Accrued interest receivable	4,544	—	4,544	—	4,544

FINANCIAL LIABILITIES:
Demand, savings and other deposits	743,660	—	743,660	—	743,660
Time deposits	193,828	—	196,200	—	196,200
Short-term borrowings	19,494	—	19,498	—	19,498
Long-term borrowings	45,000	—	47,237	—	47,237
Subordinated debentures	25,000	—	25,378	—	25,378
Accrued interest payable	405	—	405	—	405

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of September 30, 2021 and December 31, 2020, the fair value of trust assets under management was $105,733,000 and $107,336,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 12 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At September 30, 2021 and 2020, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Three Months Ended
	September 30,
	2021	2020
Net income	$4,023	$3,137
Weighted-average common shares outstanding	5,915	5,848
Basic and diluted earnings per share	$0.68	$0.54

(In thousands, except earnings per share)	Nine Months Ended
	September 30,
	2021	2020
Net income	$11,506	$8,571
Weighted-average common shares outstanding	5,890	5,833
Basic and diluted earnings per share	$1.95	$1.47

NOTE 13 — GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $19,133,000 at September 30, 2021 and December 31, 2020.

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

Goodwill was evaluated for impairment at December 31, 2020, and it was determined that goodwill was not impaired. Management evaluated the need for an interim goodwill impairment analysis and determined that there were no triggering events or negative factors affecting goodwill since the previous test that would indicate goodwill was impaired as of September 30, 2021.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2021 compared to quarter ended September 30, 2020

First Keystone Corporation realized earnings for the third quarter of 2021 of $4,023,000, an increase of $886,000, or 28.2% from the third quarter of 2020. The increase in net income for the three months ended September 30, 2021 was primarily due to increases in net interest income, ATM and debit card fees, and service charges and fees, offset by a decrease in salaries and employee benefits.

On a per share basis, for the three months ended September 30, 2021, net income was $0.68 versus $0.54 for the same three month period of 2020. Cash dividends amounted to $0.28 and $0.27 per share for the three months ended September 30, 2021 and 2020, respectively.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest income less interest expense. In the three months ended September 30, 2021, interest income amounted to $10,716,000, an increase of $864,000 or 8.8% from the three months ended September 30, 2020, while interest expense amounted to $1,283,000 in the three months ended September 30, 2021, an increase of $52,000 or 4.2% from the three months ended September 30, 2020. As a result, net interest income increased $812,000 or 9.4% to $9,433,000 from $8,621,000 for the same period in 2020.

The Company’s net interest margin for the three months ended September 30, 2021 was 3.18% compared to 3.59% for same period in 2020. The decrease in net interest margin was primarily a result of decreases in yields earned on loans and securities.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30, 2021 and 2020 was $185,000 and $294,000, respectively. The decrease in the provision for loan losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for loan losses for the three months ended September 30, 2021 is also reflective of management’s assessment of the continued credit risk associated with the economic uncertainty surrounding the COVID-19 pandemic. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of

$21,000 and $49,000 for the the three months ended September 30, 2021 and 2020, respectively. See Allowance for Loan Losses on page 46 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,697,000 for the three months ended September 30, 2021, as compared to $1,515,000 for the same period in 2020, an increase of $182,000, or 12.0%. The increase was due to increased service charges and fee income, increased ATM fees and debit card income and an increase in gains on held equity securities.

Net securities gains increased $31,000 to $22,000 for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was due to the Company taking $18,000 in gains on held equity securities in the third quarter of 2021 as compared to taking $70,000 in losses on held equity securities and $61,000 in net gains on the sale of debt securities in the third quarter of 2020. Trust department income increased $21,000 or 9.5% to $243,000 for the three months ended September 30, 2021 as compared to the same period in 2020 due to increased income on IRA accounts.

Service charges and fee income increased $87,000 or 21.3%. The increase was mainly due to an increase in overdraft fees as compared to the same period in 2020. ATM fees and debit card income increased $54,000 or 10.8% to $555,000 for the three months ended September 30, 2021 due to increased debit card interchange fees as the result of increased transaction volume in the second quarter of 2021. Gains on sales of mortgage loans decreased $35,000 or 20.1% to $139,000 due to lower average gains on individual sold loans in the third quarter of 2021 as compared to the third quarter of 2020.

NON-INTEREST EXPENSE

Total non-interest expense was $6,267,000 for the three months ended September 30, 2021, as compared to $6,256,000 for the three months ended September 30, 2020.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $3,303,000 or 52.7% of total non-interest expense for the three months ended September 30, 2021, as compared to $3,554,000 or 56.8% for the three months ended September 30, 2020. The decrease was due to lower expense associated with health insurance.

Net occupancy, furniture and equipment, and computer expense amounted to $913,000 for the three months ended September 30, 2021, an increase of $6,000 or 0.7% which was due to the implementation of several new software programs offset by a decrease in rent expense. Professional services increased $24,000 or 10.9% to $244,000 as of September 30, 2021. The increase was mainly the result of an increase in consulting expense due to broker fees resulting from the Company’s subordinated debt issuance. Pennsylvania shares tax expense amounted to $309,000 for the three months ended September 30, 2021, an increase of $78,000 or 33.8% as compared to the three months ended September 30, 2020. The increase was the result of increases in total equity.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense increased $30,000 for the three months ended September 30, 2021. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $281,000 for the three months ended September 30, 2021, an increase of $28,000 or 11.1% as compared to the three months ended September 30, 2020. The increase was due to increased electronic funds transfer fees as the result of increased customer transaction volume. Data processing expenses amounted to $295,000 for the three months ended September 30, 2020 as compared to $283,000 for the same period of 2020, an increase of $12,000 or 4.2%.

Foreclosed assets held for resale expense decreased $30,000 for the three months ended September 30, 2021. As of September 30, 2021 the Company did not own any foreclosed properties. Advertising expense increased $19,000 or 23.2% during the three months ended September 30, 2021. This increase was mainly due to an increase in digital and social media and civic advertising as compared to the same period in 2020. In 2020, civic advertising was affected by the COVID-19 pandemic as many events that the Bank would normally sponsor were canceled. In addition, newspaper advertising is down due to utilizing more digitally focused advertising mediums.

Other non-interest expense amounted to $718,000 for the three months ended September 30, 2021, an increase of $95,000 or 15.2% as compared to the three months ended September 30, 2020. This increase was mainly due to an increase in the provision for unfunded commitments due to an increase in commercial real estate commitments in the third quarter of 2021 as compared to the same period in 2020.

INCOME TAXES

Income tax expense amounted to $655,000 for the three months ended September 30, 2021, as compared to $449,000 for the three months ended September 30, 2020, an increase of $206,000. The effective total income tax rate was 14.0% for the three months ended September 30, 2021 as compared to 12.5% for the three months ended September 30, 2020. The increase in the effective tax rate was mainly due to higher overall operating income. The Company recognized $101,000 of tax credits from low-income housing partnerships in the three months ended September 30, 2021.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

First Keystone Corporation realized earnings for the nine months ended September 30, 2021 of $11,506,000, an increase of $2,935,000, or 34.2% from the same period in 2020. The increase in net income for the nine months ended September 30, 2021 was primarily due to an increase in net interest income, net securities gains, and gains on sales of mortgage loans.

On a per share basis, net income was $1.95 for the nine months ended September 30, 2021 versus $1.47 for the same period in 2020. Cash dividends amounted to $0.81 and $0.83 per share for the nine months ended September 30, 2021 and 2020, respectively.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest income less interest expense. For the nine months ended September 30, 2021, interest income amounted to $31,250,000, an increase of $1,999,000 or 6.8% from the nine months ended September 30, 2020, while interest expense amounted to $3,876,000 in the nine months ended September 30, 2021, a decrease of $1,260,000 or 24.5% from the nine months ended September 30, 2020. As a result, net interest income increased $3,259,000 or 13.5% to $27,374,000 from $24,115,000 for the same period in 2020.

The Company’s net interest margin for the nine months ended September 30, 2021 was 3.25% compared to 3.45% for same period in 2020. The decrease in net interest margin was a result of decreases in yields earned on loans and securities.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine months ended September 30, 2021 and 2020 was $455,000 and $682,000, respectively. The decrease in the provision for loan losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for loan losses for the nine months ended September 30, 2021 is also reflective of management’s assessment of the continued credit risk associated with the economic uncertainty surrounding the COVID-19 pandemic. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $100,000 and $108,000 for the nine months ended September 30, 2021 and 2020, respectively. See Allowance for Loan Losses on page 46 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $5,437,000 for the nine months ended September 30, 2021, as compared to $4,119,000 for the same period in 2020, an increase of $1,318,000, or 32.0%. The increase was due to an increase in net gains on securities, an increase in gains on sold loans and an increase in ATM fees and debit card income during the nine months ended September 30, 2021.

ATM fees and debit card income increased $275,000 or 20.2% to $1,639,000 for the nine months ended September 30, 2021 due to increased debit card interchange fees as the result of increased transaction volume in 2021. Service charges and fee income increased $102,000 for the nine months ended September 30, 2021. The increase was due to increased prepayment penalties earned on commercial loan payoffs and an increase in service charges and overdraft fees on DDA accounts. In the prior year, there were lower fees earned on deposit accounts as overdraft fees and several other deposit account service charges were waived due to the COVID-19 pandemic. Gains on sales of mortgage loans increased $330,000 or 70.1% due to a higher volume of sold loans in 2021 as compared to 2020.

Trust department income increased $84,000 or 12.4% to $761,000 for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase was the result of higher income earned from estate fees and IRA accounts during the nine months ended September 30, 2021. Net securities gains increased $477,000 or 152.9% to $165,000 for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was due to the Company recognizing $540,000 in net losses on held equity securities offset by $228,000 in net gains on sold debt securities during the nine months ended September 30, 2020 as compared to realizing $161,000 in net gains on held equity securities in the same period in 2021.

NON-INTEREST EXPENSE

Total non-interest expense was $19,011,000 for the nine months ended September 30, 2021, as compared to $17,826,000 for the nine months ended September 30, 2020. Non-interest expense increased $1,185,000 or 6.6%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $10,064,000 or 52.9% of total non-interest expense for the nine months ended September 30, 2021, as compared to $9,732,000 or 54.6% for the nine months ended September 30, 2020. The increase was due to normal merit increases, new position hires, the filling of vacant positions and an increase in profit sharing expense.

Net occupancy, furniture and equipment, and computer expense amounted to $2,758,000 for the nine months ended September 30, 2021, an increase of $36,000 or 1.3%. The increase is the result of the implementation of several new software programs offset by a decrease in rent expense. Professional services increased $91,000 or 13.3% to $776,000 for the nine months ended September 30, 2021. This increase was mainly due to an increase in consulting expense due to goodwill impairment testing and broker fees resulting from the Company’s subordinated debt issuance. Pennsylvania shares tax expense amounted to $935,000 for the nine months ended September 30, 2021, an increase of $255,000 or 37.5% as compared to the nine months ended September 30, 2020. The increase was the result of an increase in total equity.

FDIC insurance expense increased $216,000 or 229.8% for the nine months ended September 30, 2021. This increase was mainly due to small bank assessment credits received from the FDIC effectively reducing the expense in 2020, coupled with growth in total assets in 2021. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $764,000 for the nine months ended September 30, 2021, an increase of $88,000 or 13.0% as compared to the nine months ended September 30, 2020. The increase was due to increased electronic funds transfer fees as the result of increased customer transaction volume. Data processing expenses amounted to $912,000 for the nine months ended September 30, 2021, an increase of $28,000 or 3.2% as compared to the nine months ended September 30, 2020.

Foreclosed assets held for resale expense decreased $41,000 for the nine months ended September 30, 2021. As of September 30, 2021, the Company did not own any foreclosed properties. Advertising expense increased $37,000 or 15.1% during the nine months ended September 30, 2021. The increase was mainly due to an increase in digital and social media, business development, radio, billboard and television advertising as compared to 2020. In addition, newspaper advertising is down due to utilizing more digitally focused advertising mediums.

Other non-interest expense amounted to $2,207,000 for the nine months ended September 30, 2021, an increase of $143,000 or 6.9% as compared to the nine months ended September 30, 2020. This increase was due to the Company pledging a $50,000 donation to a local community organization along with fraud losses due to an isolated incident.

INCOME TAXES

Income tax expense amounted to $1,839,000 for the nine months ended September 30, 2021, as compared to $1,155,000 for the nine months ended September 30, 2020, an increase of $684,000. The effective total income tax rate was 13.8% for the nine months ended September 30, 2021 as compared to 11.9% for the nine months ended September 30, 2020. The increase in the effective tax rate was mainly due to higher overall operating income. The Company recognized $303,000 of tax credits from low-income housing partnerships in the nine months ended September 30, 2021.

FINANCIAL CONDITION

SUMMARY

Total assets increased to $1,389,939,000 as of September 30, 2021, an increase of $210,892,000 from year-end 2020. Total assets as of December 31, 2020 amounted to $1,179,047,000.

Total debt securities available-for-sale increased $66,123,000 or 18.0% to $432,834,000 as of September 30, 2021 from December 31, 2020.

Total loans increased $36,175,000 or 5.0% to $756,785,000 as of September 30, 2021 from December 31, 2020. Loan demand grew in the nine months ended September 30, 2021 as the Bank has realized an increase in loan originations, primarily in the commercial real estate portfolio.

Total deposits increased $208,016,000 or 22.2% to $1,145,504,000 as of September 30, 2021 from December 31, 2020. The increase was mainly due to the deposit of government stimulus funds, PPP loan proceeds, a $128,271,000 increase in highly rate sensitive deposits and other normal fluctuations.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the nine months ended September 30, 2021 by $359,000 to $64,853,000 from $64,494,000 as of December 31, 2020. Borrowings increased mainly due to an increase in the balance of repurchase agreements offset by the maturity of two long-term notes.

Total stockholders’ equity increased to $147,788,000 at September 30, 2021, an increase of $3,546,000 or 2.5% from December 31, 2020 due to an increase in retained earnings offset by a decrease in accumulated other comprehensive income.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 94.1% at September 30, 2021 and 93.0% at September 30, 2020. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

Our primary earning asset, total loans, increased to $756,785,000 as of September 30, 2021, up $36,175,000, or 5.0% since year-end 2020. The loan portfolio continues to be well diversified. Non-performing assets increased since year-end 2020, but overall asset quality has remained consistent. Total non-performing assets were $7,998,000 as of September 30, 2021, an increase of $879,000, or 12.3% from $7,119,000 reported in non-performing assets as of December 31, 2020. The increase in non-performing assets during the nine months ended September 30, 2021 was mainly due to one loan that was moved to non-accrual status during the quarter ended June 30, 2021. Total allowance for loan losses to total non-performing assets was 103.63% as of September 30, 2021 and 111.43% at December 31, 2020. See the Non-Performing Assets section on page 48 for more information.

In addition to loans, another primary earning asset is our overall securities portfolio, which increased in size from December 31, 2020 to September 30, 2021. Debt securities available-for-sale amounted to $432,834,000 as of September 30, 2021, an increase of $66,123,000 from year-end 2020.

Interest-bearing deposits in other banks increased as of September 30, 2021, to $121,705,000 from $15,347,000 at year-end 2020 due to increased cash held at the Federal Reserve Bank. Time deposits with other banks were $247,000 at September 30, 2021 and December 31, 2020.

LOANS

Total loans increased to $756,785,000 as of September 30, 2021 as compared to $720,610,000 as of December 31, 2020. The table on page 20 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans increased by $36,175,000 or 5.0%.

Steady demand for borrowing by businesses accounted for the 5.0% increase in the loan portfolio from December 31, 2020 to September 30, 2021. Overall, the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) increased $2,916,000 or 3.2% to $94,791,000 at September 30, 2021 compared to $91,875,000 at December 31, 2020. The increase in the Commercial and Industrial portfolio during the nine months ended September 30, 2021 was mainly attributable to a $17,388,000 increase in the portion of the Commercial and Industrial portfolio excluding Paycheck Protection Program loans. The increase was mainly attributable to $21,176,000 in new loan originations and an increase in utilization of existing Commercial and Industrial lines of credit of $860,000, offset with loan payoffs of $4,648,000, as well as regular principal payments and other typical fluctuations in the Commercial and Industrial portfolio. The portion of the Commercial and Industrial portfolio attributable to the PPP loans decreased by $10,328,000 during the nine months ended September 30, 2021 as a result of $12,483,000 in new PPP loans originated during the nine months ended September 30, 2021 which were offset by $22,811,000 in PPP loans paid off/forgiven during the same nine-month period. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $46,273,000 or 9.9% to $513,001,000 at September 30, 2021 compared to $466,728,000 at December 31, 2020. The increase was mainly the result of $100,528,000 in new loan originations and a $9,360,000 increase in utilization of existing Commercial Real Estate lines of credit, offset by $41,394,000 in loan payoffs, in addition to regular principal payments and other typical amortization in the Commercial Real Estate portfolio. Residential Real Estate loans decreased $13,236,000 or 8.4% to $143,747,000 at September 30, 2021 compared to $156,983,000 at December 31, 2020. The decrease was the result of $22,653,000 in new loan originations and an increase in utilization of existing Residential Real Estate (Home Equity) lines of credit of $170,000, offset by loan payoffs of $23,775,000, net loans sold of $11,529,000, and regular principal payments and other typical amortization in the Residential Real Estate portfolio. Net loans sold for the nine months ended September 30, 2021 consisted of total loans sold during the nine months ended September 30, 2021 of $24,019,000, offset with loans opened and sold in the same quarter during the first three quarters of 2021 which amounted to $12,490,000. The Company continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Company derives ongoing income from the servicing of mortgages sold in the secondary market. The Company continues its efforts to lend to creditworthy borrowers.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $607,792,000 at September 30, 2021. Of total loans, $513,001,000 or 67.8% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Company continues to monitor these portfolios.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $730,910,000 or 96.7% of gross loans are graded Pass; $1,329,000 are graded Special Mention; $23,966,000 or 3.2% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $25,295,000 at September 30, 2021, as compared to $24,137,000 at December 31, 2020. Commercial and Industrial non-pass grades decreased to $822,000 as of September 30, 2021 as compared to $919,000 as of December 31, 2020. Commercial Real Estate non-pass grades increased to $22,609,000 as of September 30, 2021 as compared to $21,789,000 as of December 31, 2020. The Residential Real Estate and Consumer loan non-pass grades increased to $1,864,000 as of September 30, 2021 as compared to $1,429,000 as of December 31, 2020.

The increase in Commercial Real Estate non-pass grades during the nine months ended September 30, 2021 is mainly due to the downgrade of one loan to a contractor specializing in modular construction in the amount of $1,000,000. The loan was downgraded to substandard and placed on non-accrual status during the second quarter of 2021 as a result of the borrower’s inability to make payments as scheduled, as the business has ceased operations and has entered into bankruptcy proceedings.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	September 30,	December 31,
	2021	2020
Commercial and Industrial	$94,791	$91,875
Commercial Real Estate	513,001	466,728
Residential Real Estate	143,747	156,983
Consumer	5,246	5,024
Total Loans	$756,785	$720,610

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of September 30, 2021, the allowance for loan losses was $8,288,000 as compared to $7,933,000 as of December 31, 2020. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future. In response to the COVID-19 pandemic and its impact on the current economy, the qualitative factors related to the local/regional economy were increased by two basis points across all loan segments during the first quarter of 2020 and increased by an additional basis point across all loan segments during the second quarter of 2020. The qualitative factor relating to the impact of external factors/conditions for the Commercial Real Estate portfolio segment was increased by an additional basis point during the third quarter of 2020. The qualitative factors relating to the impact of external factors/conditions were increased by two additional basis points across all loan segments during the fourth quarter of 2020. Qualitative factors remained unchanged during the first quarter of 2021. During the second quarter of 2021, the qualitative factors related to the local/regional economy were decreased by one basis point across all loan segments, as the economy and job growth in the Company’s market areas demonstrated marked improvement over the prior quarter, and the qualitative factor related to collateral values was increased by one basis point for both the Commercial Real Estate and Residential Real Estate portfolio segments due to increasing market values in the real estate sector. Qualitative factors remained unchanged during the third quarter of 2021. Modifications granted in compliance with Section 4013 of the CARES Act were highest in the Commercial Real Estate portfiolio segment, the long-term effects of which are still very unclear, as there is still economic uncertainty related to the COVID-19 pandemic, especially in relation to this segment of the Company’s loan portfolio. See Allowance for Loan Losses on page 16 for further discussion.

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the nine months ended September 30, 2021 and 2020. Net charge-offs as a percentage of average loans was 0.01. Net charge-offs amounted to $100,000 the nine months ended September 30, 2021 as compared to $108,000 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, the provision for loan losses was $455,000 as compared to $682,000 for the nine months ended September 30, 2020. The provision, net of charge-offs and recoveries, resulted in the quarter end allowance for loan losses of $8,288,000 of which 9.2% was attributed to the Commercial and Industrial component; 62.9% attributed to the Commercial Real Estate component; 18.3% attributed to the Residential Real Estate component; 1.1% attributed to the Consumer component; and 8.5% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 16). The Company determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of September 30, 2021.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	September 30,	September 30,
	2021	2020
Balance at beginning of period	$7,933	$7,005
Charge-offs:
Commercial and Industrial	13	39
Commercial Real Estate	29	31
Residential Real Estate	65	13
Consumer	33	35
	140	118
Recoveries:
Commercial and Industrial	—	4
Commercial Real Estate	30	—
Residential Real Estate	2	—
Consumer	8	6
	40	10

Net charge-offs	100	108
Additions charged to operations	455	682
Balance at end of period	$8,288	$7,579

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.02%
Allowance for loan losses to average loans outstanding during the period	1.13%	1.13%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.13% at September 30, 2021 and 2020, respectively.

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

Total non-performing assets amounted to $7,998,000 as of September 30, 2021, as compared to $7,119,000 as of December 31, 2020. The economy is still in flux. Businesses have reopened to find customers wanting to return, but employees, in many cases, wanting to continue to work from home or remain unemployed. The work force has dwindled, inflationary pressures have caused prices to increase, the vaccination debate continues, and political unrest has reached an unprecedented level. These forces have had a direct effect on the Company’s non-performing assets. The Company is closely monitoring its Commercial Real Estate portfolio because of the current uncertain economic environment. Non-accrual loans totaled $7,923,000 as of September 30, 2021, as compared to $7,078,000 as of December 31, 2020. The increase in non-accrual loans at September 30, 2021 compared to December 31, 2020 is mainly due to one loan in the amount of $1,000,000 to a contractor specializing in modular construction that was moved to non-accrual status during the second quarter of 2021 due to the borrower’s inability to make payments as scheduled, as the business has ceased operations and has entered into bankruptcy proceedings. There were no foreclosed assets held for resale as of September 30, 2021, compared to $28,000 in foreclosed assets held for resale as of December 31, 2020. There were $75,000 in loans past-due 90 days or more and still accruing interest at September 30, 2021, as compared to $13,000 in loans past-due 90 days or more and still accruing interest as of December 31, 2020

Non-performing assets to total loans was 1.06% at September 30, 2021 and 0.99% at December 31, 2020. Non-performing assets to total assets was 0.58% at September 30, 2021 and December 31, 2020. The allowance for loan losses to total non-performing assets was 103.63% as of September 30, 2021 as compared to 111.43% as of December 31, 2020. Additional detail can be found on page 51 in the Non-Performing Assets and Impaired Loans table and page 27 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts.

Performing substandard loans which are not deemed to be impaired have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not deemed to be impaired amounted to $10,291,000 at September 30, 2021, compared to $9,992,000 at December 31, 2020.

Impaired loans were $14,889,000 at September 30, 2021 and $15,054,000 at December 31, 2020. The largest impaired loan relationship at September 30, 2021 and December 31, 2020 consisted of a non-performing loan to a student housing holding company which was secured by commercial real estate. At September 30, 2021, the loan carried a balance of $3,090,000, net of $1,989,000 that had been charged off to date, compared to December 31, 2020 when the loan carried a balance of $3,090,000, net of $1,989,000 that had been charged off to date. The second largest impaired loan relationship at September 30, 2021 and December 31, 2020 consisted of one performing loan to a student housing holding company, which was classified as a TDR. The loan was secured by commercial real estate and carried a balance of $2,880,000 as of September 30, 2021, net of $943,000 that had been charged off to date, compared to December 31, 2020 when the loan carried a balance of $2,929,000, net of $943,000 that had been charged off to date. The third largest impaired loan relationship at September 30, 2021 and December 31, 2020 consisted of a substandard performing loan to a developer of a residential sub-division. The loan was secured by commercial real estate and classified as a TDR. The loan carried a balance of $1,232,000 at September 30, 2021 compared to $1,326,000 at December 31, 2020.

The Company estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $14,889,000 in impaired loans at September 30, 2021, none were located outside of the Company’s primary market area.

The outstanding recorded investment of TDRs as of September 30, 2021 and December 31, 2020 was $8,414,000 and $9,563,000, respectively. The decrease in TDRs at September 30, 2021 as compared to December 31, 2020 is mainly attributable to the payoff of a Commercial Real Estate TDR to a real estate holding company which was completed during the third quarter of 2021 in the amount of $1,010,000, as well as regular principal payments made on existing TDRs during the nine months ended September 30, 2021. Of the thirty-three restructured loans at September 30, 2021, six loans were classified in the Commercial and Industrial portfolio, twenty-six loans were classified in the Commercial Real Estate portfolio, and one loan was classified in the Residential Real Estate portfolio. Troubled debt restructurings at September 30, 2021 consisted of thirteen term modifications beyond the original stated term, three rate modifications, and sixteen payment modifications. There was also one troubled debt restructuring that experienced all three types of modifications—payment, rate, and term. TDRs are separately evaluated for payment disclosures, and if necessary, a specific allocation is established. There were no specific allocations attributable to the TDRs at September 30, 2021 or December 31, 2020. There were no unfunded commitments attributable to the TDRs at September 30, 2021 and December 31, 2020.

At September 30, 2021, eight Commercial Real Estate loans classified as TDRs with a combined recorded investment of $541,000, three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $724,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $15,000 were not in compliance with the terms of their restructure, compared to September 30, 2020 when nine Commercial Real Estate loans classified as TDRs with a combined recorded investment of $1,288,000 and three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $751,000 were not in compliance with the terms of their restructure.

Three Commercial Real Estate loans totaling $291,000 that were modified as TDRs within the twelve months preceding September 30, 2021 experienced payment defaults during the nine months ended September 30, 2021. No loans that were modified as TDRs during the twelve months preceding September 30, 2021 experienced payment defaults during the three months ended September 30, 2021. Of the loans that were modified as TDRs during the twelve months preceding September 30, 2020, two Commercial Real Estate loans totaling $62,000 experienced payment defaults during the nine months ended September 30, 2020. No loans that were modified as TDRs during the twelve months preceding September 30, 2020 experienced payment defaults during the three months ended September 30, 2020.

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

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of September 30, 2021 and December 31, 2020, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Impaired Loans

(Dollars in thousands)	September 30,	December 31,
	2021	2020
Non-performing assets
Non-accrual loans	$7,923	$7,078
Foreclosed assets held for resale	—	28
Loans past-due 90 days or more and still accruing interest	75	13
Total non-performing assets	$7,998	$7,119

Impaired loans
Non-accrual loans	$7,923	$7,078
Accruing TDRs	6,966	7,976
Total impaired loans	14,889	15,054
Allocated allowance for loan losses	—	(8)
Net investment in impaired loans	$14,889	$15,046

Impaired loans with a valuation allowance	$—	$486
Impaired loans without a valuation allowance	14,889	14,568
Total impaired loans	$14,889	$15,054

Allocated valuation allowance as a percent of impaired loans	0.00%	0.05%
Impaired loans to total loans	1.97%	2.09%
Non-performing assets to total loans	1.06%	0.99%
Non-performing assets to total assets	0.58%	0.60%
Allowance for loan losses to impaired loans	55.67%	52.70%
Allowance for loan losses to total non-performing assets	103.63%	111.43%

Real estate mortgages comprise 86.8% of the loan portfolio as of September 30, 2021, as compared to 86.6% as of December 31, 2020. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Goodwill was evaluated for impairment at December 31, 2020, and it was determined that goodwill was not impaired. Management evaluated the need for an interim goodwill impairment analysis and determined that there were no triggering events or negative factors affecting goodwill since the previous test that would indicate goodwill was impaired as of September 30, 2021.

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

Total deposits increased $208,016,000 to $1,145,504,000 as of September 30, 2021 as non-interest bearing deposits increased by $46,103,000 and interest bearing deposits increased by $161,913,000 from year-end 2020. The increase in deposits was the result of government stimulus funds, PPP loan proceeds, a $128,271,000 increase in highly rate sensitive deposits and other normal fluctuations. Total short-term and long-term borrowings increased to $64,853,000 as of September 30, 2021, from $64,494,000 at year-end 2020, an increase of $359,000 or 0.6%. The increase in total borrowings was mainly the result of an increase in the balance of repurchase agreements offset by the maturity of two long-term notes.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the nine months ended September 30, 2021, net income less dividends paid increased capital by $6,609,000. Accumulated other comprehensive income (loss) derived from net unrealized gains on debt securities available-for-sale also impacts capital. At December 31, 2020 accumulated other comprehensive income was $12,870,000. Accumulated other comprehensive income stood at $8,682,000 at September 30, 2021, a decrease of $4,188,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s securities portfolio, as well as its decision to sell securities at a gain or loss. The fluctuations from net unrealized gains on debt securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,612 shares of common stock as treasury stock at September 30, 2021 and December 31, 2020. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of September 30, 2021 and December 31, 2020.

Total stockholders’ equity was $147,788,000 as of September 30, 2021, and $144,242,000 as of December 31, 2020.

At September 30, 2021 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of September 30, 2021 and December 31, 2020:

			To Be Well
			Capitalized
			Under Prompt
	September 30,	December 31,	Corrective Action
	2021	2020	Regulations
Tier 1 leverage ratio (to average assets)	10.24%	10.81%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	15.48%	15.99%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.48%	15.99%	8.00%
Total risk-based capital ratio	16.31%	17.05%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of September 30, 2021, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At September 30, 2021, the Company had $416,371,000 in maximum borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings, and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $3,313,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $29,853,000 at September 30, 2021.

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

Net cash flows provided by operating activities were $11,261,000 as of September 30, 2021, compared to cash used in operating activities of $1,468,000 as of September 30, 2020. Net income amounted to $11,506,000 for the nine months ended September 30, 2021 and $8,571,000 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, net premium amortization on investment securities amounted to $2,124,000 and $1,484,000, respectively. Gains on sales of mortgage loans were $801,000 as of September 30, 2021, compared to $471,000 as of September 30, 2020. Originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $1,383,000 and $9,714,000 for the nine months ended September 30, 2021 and 2020. Net securities gains were $165,000 for the nine months ended September 30, 2021, compared to net securities losses of $312,000 for the nine months ended September 30, 2020. Accrued interest receivable decreased by $261,000 for the nine months ended September 30, 2021 and increased by $1,325,000 for the nine months ended September 30, 2020. Other assets increased by $1,422,000 during the nine months ended September 30, 2021 and decreased by $388,000 during the nine months ended September 30, 2020. Other liabilities increased by $44,000 during the nine months ended September 30, 2021 and decreased by $1,310,000 during the nine months ended September 30, 2020.

Investing activities used cash of $107,970,000 and $75,567,000 during the nine months ended September 30, 2021 and 2020, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions net against purchases) used cash of $73,542,000 during the nine months ended September 30, 2021, compared to $31,122,000 during the nine months ended September 30, 2020. Net cash used to originate loans amounted to $34,091,000 and $46,218,000 during the nine months ended September 30, 2021 and 2020, respectively.

Financing activities provided cash of $204,577,000 and $112,287,000 during the nine months ended September 30, 2021 and 2020, respectively. Deposits increased by $208,016,000 and $157,591,000 during the nine months ended September 30, 2021 and 2020, respectively. Short-term borrowings increased by $10,359,000 during the nine months ended September 30, 2021 and decreased by $31,540,000 during the nine months ended September 30, 2020. Repayment of long-term borrowings amounted to $10,000,000 for both the nine months ended September 30, 2021 and 2020, respectively. Dividends paid amounted to $4,897,000 and $4,724,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at September 30, 2021.

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

The table on the next page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 4.32%, 8.65% and 12.90% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 2.09% and 7.95% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Company’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the nine months ended September 30, 2021, the cost of interest-bearing liabilities averaged 0.59%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 3.68%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At September 30, 2021, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with decreases of 33.18% and 91.91%, respectively. Additionally, net present value is projected to increase 15.61%, 21.47%, and 20.45% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. These scenarios presented are within the Company’s policy limits, aside from the 100 basis point immediate decrease scenario at (33.18)% vs. a policy limit of (20)% and the 200 basis point immediate decrease scenario at (91.91)% vs. a policy limit of (30.0)%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(12.90)%
+200 bp Shock vs. Stable Rate	(8.65)%
+100 bp Shock vs. Stable Rate	(4.32)%
Flat rate
‒100 bp Shock vs. Stable Rate	(2.09)%
‒200 bp Shock vs. Stable Rate	(7.95)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	20.45%
+200 bp Shock vs. Stable Rate	21.47%
+100 bp Shock vs. Stable Rate	15.61%
Flat rate
‒100 bp Shock vs. Stable Rate	(33.18)%
‒200 bp Shock vs. Stable Rate	(91.91)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)

Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

b)

Changes in internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2021	―	―	―	120,000
August 1 — August 31, 2021	―	―	―	120,000
September 1 — September 30, 2021	―	―	―	120,000
Total	―	―	―	120,000

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 Regulation S-K

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated August 28, 2018).

3.2	By-Laws, as amended and restated (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 8-K dated January 26, 2021).

10.1(a)	Supplemental Employee Retirement Plan – J. Gerald Bazewicz (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(b)	Supplemental Employee Retirement Plan – David R. Saracino (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.1(d)	Supplemental Employee Retirement Plan – Elaine Woodland (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.2	Management Incentive Compensation Plan (Incorporated by reference to Exhibit 10 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).*

14	First Keystone Corporation Directors and Senior Management Code of Ethics (Incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated August 27, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Section 1350 Certification of Chief Executive Officer.**

32.2	Section 1350 Certification of Chief Financial Officer.**

101.INS	Inline XBRL Instance Document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (Formatted as Inline XBRL and Contained in Exhibit 101)

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

FIRST KEYSTONE CORPORATION
Registrant

November 5, 2021	/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2021	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)