Form 10-K
period 2021-12-31
FIRST KEYSTONE CORP
filed 2022-03-14
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Yes ☐   No ⌧

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2021 determined by using a per share closing price on that date of $24.50 as quoted on the Over the Counter Market, was $128,774,426.

At March 4, 2022, there were 5,947,223 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2022 definitive Proxy Statement are incorporated by reference in Part III of this Report.

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

Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the business strategy due to changes in current or future market conditions; the effects of economic conditions on current and future customers, particularly with regard to the negative impact of severe wide-ranging and continuing disruptions caused by the spread of Coronavirus Disease 2019 (COVID-19) and any other pandemic, epidemic or health-related crisis, and governmental responses thereto, specifically the effect of the economy on loan customers’ ability to repay loans; possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements, regulations and rules; effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions; changes in accounting principles, policies or guidelines as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board, and other accounting standards setters; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiary must comply; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; information technology difficulties, including technological changes; challenges in establishing and maintaining operations in new markets; inflation, securities market and monetary volatilities and fluctuations; acquisitions and integration of acquired businesses; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; our ability to manage current levels of impaired assets; deposit flows; the loss of certain key officers; our ability to maintain the value and image of our brand and protect our intellectual property rights; continued relationships with major customers; the potential impact to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties and financial losses; and the effect of general economic conditions and more specifically in the Corporation’s market area.

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

ITEM 1. BUSINESS

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 97% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2021 and 2020, and was the only reportable segment. At December 31, 2021, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $1.3 billion, $1.1 billion and $149 million, respectively.

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

The Bank’s legal headquarters are located at 111 West Front Street, Berwick, Pennsylvania, from which it oversees the operations of its nineteen branch locations. These locations consist of five branches within Columbia County, eight branches within Luzerne County, one branch in Montour County, four branches within Monroe County, and one loan production office within Northampton County, Pennsylvania. For further information, please refer to Item 2 – Properties, and Note 11 – Commitments and Contingencies in the notes to the consolidated financial statements.

The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern Pennsylvania market area. The Bank’s commercial banking activities include accepting time, demand and savings deposits and making secured and unsecured commercial, real estate, agricultural and consumer loans. Additionally, the Bank provides personal and corporate trust and agency services to individuals, corporations and others, including trust investment accounts, investment advisory services, mutual funds, estate planning, and management of pension and profit sharing plans. The Bank’s business is not seasonal in nature. The Bank has no foreign loans or highly leveraged transaction loans, as defined by the Federal Reserve Board. Substantially all of the loans in the Bank’s portfolio have been originated by the Bank. Policies adopted by the Board of Directors are the basis by which the Bank conducts its lending activities.

At December 31, 2021, the Bank had 195 full-time employees and 11 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is www.firstkeystonecorp.fkc.bank and the Bank’s internet website is www.fkc.bank. None of the information or contents of our website is incorporated into this Annual Report on Form 10-K.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches west from Montour County spanning east into Monroe and Northampton Counties, encompassing Columbia and Luzerne Counties. The bank’s market extends north through Luzerne County and south to Northampton County. Numerous other counties are also served; eleven contiguous counties, such as Pike and Lehigh; as well other surrounding counties, for instance Union and Snyder. The area served by the Bank includes a mix of rural communities, small to mid-sized towns and cities. The current population of the Bank’s primary five-county footprint has increased 2.7% since 2017 to 893,000 and is estimated to increase 2.4% to 914,000 by 2027. As of June 30, 2021, the FDIC Summary of Deposits report market share data ranked the Bank 3rd in the deposit market share out of the top 26 banks in the principal four-county deposit market, with 8.1% of deposits.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 9,800. The Bank ranks a commanding first in deposit market share in the Berwick market with 67.5% of deposits as of June 30, 2021, based on data compiled annually by the FDIC.

In the course of attracting and retaining deposits and originating loans, the Bank faces considerable competition with various types of financial institutions. The Bank competes with 29 commercial banks, 2 savings banks, 1 savings and loan association, and 38 credit unions for traditional banking products, such as deposits and loans in its primary five-county market area. Additionally, the Bank contends with non-bank and online firms, such as consumer finance companies and financial technology companies, for loans, mutual funds and other investment alternatives for deposits. The Bank vies for deposits based on the ability to provide a range of competitively priced products, quality service, competitive rates, online services and convenient locations and hours. The challenge among its peers for loan origination generally relates to interest rates offered, products available, ease of process, quality of service, and loan origination fees charged. The economic base of the Bank’s market region is developed around small business, health care, educational facilities (colleges and public schools), light manufacturing industries, travel and leisure, and agriculture.

The Bank continues to assess the market area to determine the best way to meet the financial needs of the communities it serves. Management continues to pursue new market opportunities based on a strategic plan to efficiently grow the Bank, improve earnings performance, and bring the Bank’s products and services to new customers. Management strategically addresses growth opportunities versus competitive issues by formulating the new products and services to be offered, evaluating expansion opportunities of its existing footprint with new locations, as well as investing in the expertise of skilled employees. The Bank continues to succeed in serving its customers by living up to its motto, “Yesterday’s Traditions. Tomorrow’s Vision.”

Competition - Bank

The Bank is generally competitive with national, regional and community banking financial institutions and credit unions in its service area, with respect to interest rates paid on time, savings and interest-bearing checking deposits, service charges assessed and interest rates charged on loans. The Bank’s major competitors in Columbia, Luzerne, Montour, Monroe, Northampton, and Lehigh Counties are:

• AgChoice Farm Credit	• First Northern Bank & Trust	• Peoples Security Bank
• Citizens Bank	• FNCB Bank	• Service 1st Federal Credit Union
• Community Bank, N.A.	• Fulton Bank	• Susquehanna Community Bank
• Dime Bank	• Honesdale National Bank	• Wayne Bank
• Embassy Bank	• Jersey Shore State Bank
• ESSA Bank & Trust	• Landmark Community Bank
• Fidelity Deposit and Discount Bank	• Luzerne Bank
• First Columbia Bank & Trust Co.	• M & T Bank
• First National Bank of PA (FNB of PA)	• NBT Bank, N.A

Concentration

The Corporation and the Bank are not dependent on deposits nor exposed by loan concentrations to a single customer or to a small group of customers, such that the loss of any one or more would not have a materially adverse effect on the financial condition of the Corporation or the Bank. The Corporation has been successful in attracting municipal deposits, which make up 27.7% of total deposits at December 31, 2021. The largest deposit customer consisted of a municipality with deposit balances amounting to 8.2% of total deposits. The Corporation currently has the ability to utilize liquidity tools, such as wholesale borrowings or brokered deposits, to replace reductions in municipal deposits. The customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Pennsylvania, among other factors.

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 8%, a common equity tier 1 risk-based capital ratio of at least 6.5%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 6%, a common equity tier 1 risk-based capital ratio of at least 4.5%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2021, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 13 — Regulatory Matters.

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

As of December 31, 2021, the Bank maintained capital ratios above the required capital conservation buffer.

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

Federal Reserve Bank Small Bank Holding Company Policy

Effective in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2021; however, the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Effect of Government Monetary Policies

The earnings of the Corporation are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

The Federal Reserve Board has had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulations of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies

Effects of Inflation

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

A copy of the Corporation’s Annual Report on Form 10-K may be obtained without charge at www.fkyscorp.com. This reference to the Corporation’s Internet address shall not, under any circumstances, be deemed to incorporate the information available at such Internet address into this Form 10-K or other SEC filings.

ITEM 1A. RISK FACTORS

Investments in the Corporation’s common stock involve risk. The market price of the Corporation’s common stock may fluctuate significantly in response to a number of factors, including:

Risks Related to the COVID-19 Pandemic

Public health crisis such as epidemics or pandemics could materially and adversely impact our business.

The COVID-19 pandemic has negatively impacted the global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for our products and services has been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the lagging impacts of the pandemic could result in the recognition of credit losses in our loan portfolios, and additions to our allowance for credit losses, particularly if businesses remain restricted or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial conditions, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

As of December 31, 2021, approximately 80.3% of the Corporation’s loan portfolio consisted of Commercial and Industrial loans and Commercial Real Estate loans (including construction loans), which both include a tax-free component. These types of loans are generally viewed as having more risk of default than Residential Real Estate loans or Consumer loans. Commercial and Industrial and Commercial Real Estate loans are also typically larger than Residential Real Estate loans and Consumer loans. Because the Corporation’s loan portfolio contains a significant number of Commercial and Industrial and Commercial Real Estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s Allowance for Loan Losses is not sufficient to cover actual loan losses, earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and loss and delinquency experience and evaluates economic conditions. If the Corporation’s assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in its loan portfolio at the date of the financial statements. Material additions to the Corporation’s allowance would materially decrease net income. At December 31, 2021, the allowance for loan losses totaled $8.7 million, representing 1.18% of average total loans.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, the Corporation will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, the Corporation expects that the adoption of the CECL model will materially affect how the allowance for loan losses is determined and could require a significant increase to the allowance for loan losses. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If the Corporation is required to materially increase its level of allowance for loan losses for any reason, such increase could adversely affect its business, financial condition, and results of operations. The new CECL standard will become effective on January 1, 2023 and for interim periods within that year, for certain companies, including those companies that qualify as a smaller reporting company under SEC rules. The Corporation currently expects to continue to qualify as a smaller reporting company for a period of time. The Corporation is currently evaluating the provisions of this standard to determine the potential impact it may have on the Corporation’s consolidated financial statements and has taken steps to prepare for the implementation when it becomes effective, such as: forming an internal committee, gathering pertinent data, consulting with outside professionals, subscribing to a new software system, and running existing and new methodologies concurrently through the period of implementation.

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

Severe weather, natural disasters, disease pandemics and epidemics, acts of war or terrorism and other adverse external events could have a significant impact on the Corporation’s ability to conduct business. Such events could affect the stability of the Corporation’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Corporation to incur additional expenses. Severe weather, natural disasters, disease pandemics and epidemics, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on the Corporation’s financial condition and results of operations. Geopolitical instability or conflicts may result in trade disruptions, sanctions, and other market volatility which could lead to global inflationary pressures, etc. that could adversely affect the Corporation or its customers.

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

The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in Columbia, Luzerne, Montour, Monroe, Northampton and Lehigh counties. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. Also, a significant decline in general economic conditions could impact the local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation and its subsidiary occupy nineteen branch properties in Columbia, Luzerne, Montour, Monroe and Northampton Counties in Pennsylvania, which are used principally as banking offices. As of December 31, 2021, the Corporation and its subsidiary bank owned 17 properties and leased 4 properties.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded in the over-the-counter market on the OTC Market under the symbol “FKYS”. The following table sets forth:

●	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
●	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2020; and
●	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK
			Per Share
			Dividend
2021	High	Low	Paid
First quarter	$25.20	$19.50	$0.28
Second quarter	$32.50	$23.03	$0.27
Third quarter	$26.50	$24.05	$0.28
Fourth quarter	$25.00	$23.25	$0.29

			Dividend
2020	High	Low	Paid
First quarter	$24.75	$16.00	$0.27
Second quarter	$23.00	$16.50	$0.27
Third quarter	$22.50	$18.22	$0.27
Fourth quarter	$20.59	$18.01	$0.27

As of December 31, 2021, the Corporation had approximately 918 shareholders of record.

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

ITEM 6. [RESERVED]

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

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Versus Year Ended December 31, 2020

Net income increased to $14,688,000 for the year ended December 31, 2021, as compared to $11,837,000 for the prior year, an increase of 24.1%. Earnings per share, both basic and diluted, for 2021 was $2.49 as compared to $2.03 in 2020, an increase of 22.7%. Dividends per share for 2021 and 2020 were $1.12 and $1.08, respectively, representing a 3.7% increase. The Corporation’s return on average assets was 1.15% in 2021 and 1.09% in 2020. Return on average equity increased to 9.93% in 2021 from 8.61% in 2020. Total interest income in 2021 amounted to $42,048,000, an increase of $2,481,000 or 6.3% from 2020. The increase in interest income reflects an additional $934,000 in servicing fees earned from the SBA related to the origination of PPP loans for a total of $1,544,000 throughout 2021, plus an increase in interest earned on commercial real estate loans. Total interest expense of $5,148,000 decreased $1,212,000 or 19.1% from 2020. The majority of this decrease related to a decrease in interest paid on deposits and short-term borrowings in 2021.

Selected financial data and performance ratios of the Corporation for the past five years are presented below in Table 1.

Table 1 — Selected Financial Data

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2021	2020	2019	2018	2017
SELECTED FINANCIAL DATA AT YEAR END:
Total assets	$1,320,350	$1,179,047	$1,007,226	$1,012,000	$990,121
Total securities	439,878	368,357	279,861	317,614	350,218
Net loans	744,161	712,677	640,727	599,647	551,910
Total deposits	1,077,969	937,488	761,628	671,553	778,146
Total long-term borrowings	35,000	45,000	55,000	45,000	65,000
Total stockholders’ equity	148,555	144,242	128,752	116,756	116,719
SELECTED OPERATING DATA:
Interest income	$42,048	$39,567	$38,527	$35,573	$32,268
Interest expense	5,148	6,360	10,243	8,620	6,548
Net interest income	36,900	33,207	28,284	26,953	25,720
Provision for loan losses	860	1,200	450	200	267
Net interest income after provision for loan losses	36,040	32,007	27,834	26,753	25,453
Non-interest income	7,323	6,012	6,929	5,562	6,171
Non-interest expense	26,354	24,605	23,422	22,645	21,521
Income before income tax expense	17,009	13,414	11,341	9,670	10,103
Income tax expense	2,321	1,577	1,114	459	1,455
Net income	$14,688	$11,837	$10,227	$9,211	$8,648

PER SHARE DATA:
Net income	$2.49	$2.03	$1.77	$1.60	$1.52
Dividends	1.12	1.08	1.08	1.08	1.08

PERFORMANCE RATIOS:
Return on average assets	1.15%	1.09%	1.02%	0.92%	0.86%
Return on average equity	9.93%	8.61%	8.17%	8.05%	7.54%
Dividend payout	45.05%	53.29%	61.08%	67.26%	71.05%
Average equity to average assets	11.57%	12.72%	12.42%	11.39%	11.45%

Net interest income, as indicated below in Table 2, increased by $3,693,000 or 11.1% to $36,900,000 for the year ended December 31, 2021. The Corporation’s net interest income on a fully tax equivalent basis increased by $3,934,000, or 11.3% to $38,800,000 in 2021 as compared to $34,866,000 in 2020.

Table 2 — Reconciliation of Taxable Equivalent Net Interest Income

(Dollars in thousands)

	2021/2020
	Increase/(Decrease)
	2021	Amount	%	2020
Interest Income	$42,048	$2,481	6.3	$39,567
Interest Expense	5,148	(1,212)	(19.1)	6,360
Net Interest Income	36,900	3,693	11.1	33,207
Tax Equivalent Adjustment	1,900	241	14.5	1,659
Net Interest Income (fully tax equivalent)	$38,800	$3,934	11.3	$34,866

Table 3 — Average Balances, Rates and Interest Income and Expense

(Dollars in thousands)

	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2,4]	$94,377	$2,681	2.84%	$97,418	$3,096	3.18%
Real Estate[1,2]	637,461	27,427	4.30%	581,404	26,590	4.57%
Consumer, net[1,4]	5,001	395	7.91%	5,310	440	8.30%
Fees on Loans	―	2,545	—%	―	1,554	—%
Total Loans[5]	736,839	33,048	4.49%	684,132	31,680	4.63%

Securities:
Taxable	281,742	5,640	2.00%	205,236	4,792	2.33%
Tax-Exempt[1,3]	129,870	5,084	3.91%	103,696	4,528	4.37%
Total Investment Securities	411,612	10,724	2.61%	308,932	9,320	3.02%
Restricted Investment in Bank Stocks	2,193	96	4.38%	3,605	210	5.84%
Interest-Bearing Deposits in Other Banks	53,622	80	0.15%	10,508	16	0.15%
Total Other Interest Earning Assets	55,815	176	0.32%	14,113	226	1.61%
Total Interest Earning Assets	1,204,266	43,948	3.65%	1,007,177	41,226	4.09%

Non-Interest Earning Assets:
Cash and Due From Banks	9,218			8,292
Allowance for Loan Losses	(8,144)			(7,330)
Premises and Equipment	19,448			20,309
Other Assets	53,569			52,550
Total Non-Interest Earning Assets	74,091			73,821
Total Assets	$1,278,357			$1,080,998

Interest Bearing Liabilities:
Savings, NOW, Money Markets and Interest Checking	$626,511	$1,454	0.23%	$452,323	$1,717	0.38%
Time Deposits	181,459	1,689	0.93%	206,566	3,229	1.56%
Securities Sold U/A to Repurchase	26,352	92	0.35%	18,350	105	0.58%
Short-Term Borrowings	553	2	0.34%	25,396	254	1.00%
Long-Term Borrowings	38,013	817	2.15%	50,587	991	1.96%
Subordinated Debentures	25,000	1,094	4.38%	1,458	64	4.37%
Total Interest Bearing Liabilities	897,888	5,148	0.57%	754,680	6,360	0.84%

Non-Interest Bearing Liabilities:
Demand Deposits	220,615			177,691
Other Liabilities	11,888			11,172
Stockholders’ Equity	147,966			137,455
Total Liabilities/Stockholders’ Equity	$1,278,357			$1,080,998

Net Interest Income Tax Equivalent		$38,800			$34,866

Net Interest Spread			3.08%			3.25%

Net Interest Margin			3.22%			3.46%

1Tax-exempt income has been adjusted to a tax equivalent basis using an incremental rate of 21% and statutory interest expense disallowance.

2Includes tax equivalent adjustments on tax-free municipal loans of $188,000 and $150,000 for years 2021 and 2020, respectively.

3Includes tax equivalent adjustments on tax-free municipal securities of $1,712,000 and $1,509,000 for years 2021 and 2020, respectively.

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

Table 3 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2021 and 2020.

The yield on earning assets was 3.65% in 2021 and 4.09% in 2020. The rate paid on interest bearing liabilities was 0.57% in 2021 and 0.84% in 2020. This resulted in a decrease in our net interest spread to 3.08% in 2021, as compared to 3.25% in 2020.

As Table 3 illustrates, net interest margin, which is interest income less interest expense divided by average earning assets, was 3.22% in 2021 as compared to 3.46% in 2020. Net interest margins are presented on a tax-equivalent basis. In 2021, the yield on earning assets decreased by 0.44% and the rate paid on interest bearing liabilities decreased by 0.27%. Yields decreased across all segments of interest earning assets and interest bearing liabilities during 2021, mainly as a result of the current low interest rate environment precipitated by rate cuts that occurred in the latter part of 2020 and into 2021 as a result of the COVID-19 pandemic. The yield on loans decreased from 4.63% in 2020 to 4.49% in 2021 mainly due to loans repaid or refinanced that were reinvested and new loan volume at lower interest rates, as well as the Bank’s origination of SBA Paycheck Protection Program loans that have interest rates of 1.00%. The securities portfolio yield decreased to 2.61% in 2021 as compared to 3.02% in 2020. The decrease was mainly the result of reduced yield on tax-exempt securities which declined from 4.37% in 2020 to 3.91% in 2021 due to maturities and calls of securities that were reinvested along with new funding at lower rates. The average rate paid on short-term borrowings decreased 0.66% from 1.00% in 2020 to 0.34% in 2021. The rate paid on savings, NOW, money market, and interest checking accounts decreased 0.15% from 0.38% to 0.23% and the average rate paid on time deposits decreased 0.63% from 1.56% to 0.93%. Interest income exempt from federal tax was $3,743,000 in 2021 and $3,319,000 in 2020. Interest income exempt from federal tax increased due to the purchases of tax-exempt securities and originations of tax-exempt loans. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 21%.

The decrease in net interest margin at December 31, 2021 compared to December 31, 2020 was primarily due to decreased yields on interest bearing assets in 2021, as compared to 2020. Fully tax equivalent net interest income increased by $3,934,000 or 11.3% to $38,800,000 at December 31, 2021 compared to $34,866,000 at December 31, 2020. During 2020, the Federal Reserve decreased the federal-funds rate by 1.5%, resulting in a target range of 0.00% - 0.25%. The federal-funds rate remained the throughout 2021 at the target range of 0.00% - 0.25%. The Corporation could experience a decrease in net interest income if market rates remain static or continue to decline, as the Corporation’s net interest income continues to be liability sensitive. To negate the potential impact of a decreasing net interest margin, the Corporation will continue to focus on attracting organic loan growth and lower cost core deposits such as checking, savings, and money market accounts, thereby further reducing its dependence on higher priced certificates of deposit and short-term borrowings. The Corporation is actively monitoring and restructuring its portfolios to become more asset sensitive, which will allow for better performance in a static or rates-down environment. The Corporation will continue to evaluate the potential impact of short-term rate fluctuations in 2022, as well as the slope and position of the yield curve.

Table 4 sets forth changes in interest income and interest expense for the periods indicated for each category of interest earning assets and interest bearing liabilities. Information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by prior rate); (ii) changes in rate (changes in average rate multiplied by prior average volume); and, (iii) changes in rate and volume (changes in average volume multiplied by change in average rate).

In 2021, the increase in net interest income on a fully tax equivalent basis of $3,934,000 resulted from an increase in volume of $4,500,000 and a decrease of $566,000 due to changes in rate.

Table 4 — Rate/Volume Analysis

(Dollars in thousands)

	2021 COMPARED TO 2020
	VOLUME	RATE	NET
Interest Income:
Loans, Net	$2,441	$(1,073)	$1,368
Taxable Securities	1,786	(938)	848
Tax-Exempt Securities	1,143	(587)	556
Restricted Investment in Bank Stocks	(82)	(32)	(114)
Other	66	(2)	64
Total Interest Income	$5,354	$(2,632)	$2,722

Interest Expense
Savings, NOW and Money Markets	$661	$(924)	$(263)
Time Deposits	(392)	(1,148)	(1,540)
Securities Sold U/A to Repurchase	46	(59)	(13)
Short-Term Borrowings	(248)	(4)	(252)
Long-Term Borrowings	(246)	72	(174)
Subordinated Debentures	1,033	(3)	1,030
Total Interest Expense	854	(2,066)	(1,212)
Net Interest Income	$4,500	$(566)	$3,934

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Balances on non-accrual loans are included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2021, the provision for loan losses was $860,000 as compared to $1,200,000 for the year ended December 31, 2020. The decrease in the provision for loan losses in 2021 as compared to 2020 resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for loan losses for the year ended December 31, 2021 is also reflective of management’s assessment of the continued risk associated with the economic uncertainty surrounding the COVID-19 pandemic. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $113,000 and $272,000 for the years ended December 31, 2021 and 2020, respectively. See Allowance for Loan Losses on page 35 for further discussion.

Gross charge-offs amounted to $158,000 at December 31, 2021, as compared to $301,000 at December 31, 2020. The increased level of charge-offs for the year ended December 31, 2020 was mainly due to three charge-offs totaling $137,000 that were completed during the fourth quarter of 2020. One charge-off in the amount of $86,000 was completed in the Commercial Real Estate portfolio on a loan to a student housing holding company to charge the loan balance down to the net realizable value of the collateral less cost to sell, as the underlying value of the collateral was deemed to be insufficient to cover the loan balance. Two charge-offs totaling $51,000 were completed in the Commercial and Industrial portfolio on loans to the former owner of a residential investment property, as the property was deemed to be uninhabitable and was sold for less than the amount owed by the borrower on the aggregate balance of all loans related to the project and the borrower failed to pay the outstanding balances due after the sale of the property. These charge-offs contributed to the increased balance of net charge-offs in 2020 over 2021 but were not indicative of a significant change in asset quality in the overall loan portfolio. See Table 11 – Analysis of Allowance for Loan Losses for further details.

The allowance for loan losses as a percentage of average loans outstanding was 1.18% as of December 31, 2021 and 1.16% as of December 31, 2020.

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

NON-INTEREST INCOME

Non-interest income is derived primarily from service charges and fees, ATM fees and debit card income, trust department revenue, increases in the cash surrender value of bank owned life insurance, gains on sales of mortgage loans and other miscellaneous income. In addition, net securities gains and losses also impact total non-interest income. Table 5 provides the yearly non-interest income by category, along with the amount, dollar changes, and percentage of change comparing the last two years.

Non-interest income through December 31, 2021 was $7,323,000, an increase of 21.8%, or $1,311,000, from 2020. The increase was due to increases in net securities gains, gains on sales of mortgage loans, ATM and debit card fees and service charges and fees.

During 2021, net securities gains increased $381,000 to a net gain of $323,000. The increase was due to the Corporation recognizing $319,000 in net gains on held equity securities in 2021, as compared to recognizing $287,000 in net losses on held equity securities in 2020. The Corporation also recognized $229,000 in net gains on the sales of debt and equity securities during 2020 as compared to $4,000 in 2021.

Gains on sales of mortgage loans provided income of $980,000 in 2021 as compared to $604,000 in 2020. The increase in gains on sales of mortgage loans in 2021 was due to more mortgage loans being sold in 2021 as compared to 2020. The Corporation continues to service the majority of mortgages which are sold. This servicing income provides an additional source of non-interest income on an ongoing basis.

Service charges and fees increased by $221,000 or 13.1% in 2021 as compared to 2020. The increase was mainly due to higher fees earned on deposit accounts, as overdraft fees and several other deposit account service charges were waived during the second quarter of 2020 due to the COVID-19 pandemic. In addition, there were more prepayment penalties earned on commercial loan payoffs during 2021. ATM fees and debit card income increased by $334,000 or 18.1% in 2021 as compared to 2020 due to increased debit card interchange fees as the result of increased transaction volume in 2021.

Other income, consisting primarily of safe deposit box rentals, income from the sale of non-deposit investment products, and miscellaneous fees, decreased $1,000, or 0.3% in 2021 as compared to 2020.

Table 5 — Non-Interest Income

(Dollars in thousands)	2021/2020
	Increase/(Decrease)
	2021	Amount	%	2020
Trust department	$1,008	$13	1.3	$995
Service charges and fees	1,914	221	13.1	1,693
Increase in cash surrender value of life insurance	598	(13)	(2.1)	611
ATM fees and debit card income	2,183	334	18.1	1,849
Gains on sales of mortgage loans	980	376	62.3	604
Other	317	(1)	(0.3)	318
Subtotal	7,000	930	15.3	6,070
Net securities gains (losses)	323	381	656.9	(58)
Total	$7,323	$1,311	21.8	$6,012

NON-INTEREST EXPENSE

Total non-interest expense amounted to $26,354,000, an increase of $1,749,000, or 7.1% in 2021. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to $14,148,000 or 53.7% of total non-interest expense in 2021 and $13,687,000 or 55.6% in 2020. Salaries and employee benefits increased $461,000, or 3.4% in 2021. The increase in 2021 was due to normal merit increases, new position hires and filling vacant positions. The number of full-time equivalent employees was 198 as of December 31, 2021 and 195 as of December 31, 2020.

Net occupancy expense decreased $124,000, or 6.2% in 2021 as compared to 2020, mainly due to an increase in 2020 for rent expense associated with the new leasing standard. Net furniture and equipment and computer expense increased $210,000, or 13.3% in 2021 compared to 2020. The increase in 2021 was due to several new software contracts that were implemented in late 2020 and early 2021 as the Corporation has continued to invest in new technology.

Professional services increased $69,000, or 7.0% in 2021 as compared to 2020. The higher expense in 2021 was mainly due to amortization of consulting expense due to broker fees resulting from the Corporation’s subordinated debt issuance.

Pennsylvania shares tax expense increased $335,000, or 38.6% in 2021 as compared to 2020. The increase was the result of an increase in total equity. FDIC insurance expense increased $255,000, or 151.8% in 2021 as compared to 2020. This increase was primarily due to small bank assessment credits received from the FDIC effectively reducing the expense in 2020. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense increased $185,000, or 20.4% in 2021 as compared to 2020 due to increased electronic funds transfer fees as the result of increased customer transaction volume. Data processing fees increased $34,000, or 2.9% in 2021 as compared to 2020 as the result of annual contracted pricing increases from our main third-party data processor.

Foreclosed assets held for resale expense amounted to $3,000 in 2021 as compared to $50,000 in 2020, a decrease of $47,000, or 94.0%. The Corporation incurred costs associated with the maintenance and sale of one foreclosed property in 2021 and four foreclosed properties in 2020.

Advertising expense increased $53,000, or 15.0% in 2021 as compared to 2020. The increase was due to an increase in digital and social media, business development, radio, civic sponsorships and events, and billboard advertising in 2021 as compared to 2020. In addition, newspaper advertising was down due to utilizing more digitally focused advertising mediums.

Other non-interest expense increased $318,000, or 11.2% in 2021 as compared to 2020. This increase included the Corporation pledging $75,000 in donations to local community organizations as well as fraud losses due to an isolated incident and increased check fraud.

The overall level of non-interest expense remains low, relative to the Corporation’s peers (community banks from $500 million to $1 billion in assets). The Corporation’s total non-interest expense was 2.06% of average assets in 2021 and 2.28% in 2020, which places the Corporation among the leaders in its peer financial institution categories in controlling non-interest expense.

Table 6 — Non-Interest Expense

(Dollars in thousands)	2021/2020
	Increase/(Decrease)
	2021	Amount	%	2020
Salaries and employee benefits	$14,148	$461	3.4	$13,687
Occupancy, net	1,885	(124)	(6.2)	2,009
Furniture and equipment	570	(20)	(3.4)	590
Computer expense	1,220	230	23.2	990
Professional services	1,050	69	7.0	981
Pennsylvania shares tax	1,202	335	38.6	867
FDIC Insurance	423	255	151.8	168
ATM and debit card fees	1,091	185	20.4	906
Data processing fees	1,200	34	2.9	1,166
Foreclosed assets held for resale	3	(47)	(94.0)	50
Advertising	407	53	15.0	354
Other	3,155	318	11.2	2,837
Total	$26,354	$1,749	7.1	$24,605

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2021, was $2,321,000 as compared to $1,577,000 for the year ended December 31, 2020. The effective income tax rate was 13.6% in 2021 and 11.8% in 2020. The increase in the effective tax rate for 2021 was due to higher overall operating income. The Corporation recognized $405,000 of tax credits from low-income housing partnerships for the year ended December 31, 2021.

FINANCIAL CONDITION

GENERAL

Total assets increased to $1,320,350,000 at year-end 2021, an increase of 12.0% from year-end 2020.

Total debt securities available-for-sale increased $71,205,000 or 19.4% to $437,916,000 as of December 31, 2021.

Net loans increased in 2021 from $712,677,000 to $744,161,000, a 4.4% increase. Loan demand grew in 2021 as the Bank has realized an increase in loan originations, primarily in the commercial real estate portfolio.

The cash surrender value of bank owned life insurance totaled $24,792,000 at December 31, 2021, an increase of $598,000 or 2.5% from 2020. This increase represents tax-free income included in non-interest income on the consolidated statements of income.

Investments in low-income housing partnerships were $1,530,000 at year-end 2021, an increase of 4.4% from year-end 2020. The Corporation became a limited partner in a new real estate venture during 2021 with an initial investment of $435,000.  Investing in low-income housing real estate ventures enables the Corporation to recognize tax credits and satisfy Community Reinvestment Act initiatives.

As of December 31, 2021, total deposits amounted to $1,077,969,000, an increase of 15.0% from 2020. The increase in 2021 was due to many different factors including the deposit of stimulus funds via check or ACH, the deposit of PPP loan proceeds, less consumer spending, a $73,000,000 increase in highly rate sensitive deposits and other normal fluctuations. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals, continue to be the Corporation’s most significant source of funds.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Short and long-term borrowings decreased in 2021 by $2,117,000, mainly due to the maturity of long-term notes with the FHLB.

Total stockholders’ equity increased to $148,555,000 at December 31, 2021, an increase of $4,313,000, primarily due to an increase in retained earnings.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 94.2% for 2021 compared to 93.2% for 2020. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

SECURITIES

The Corporation uses securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The securities portfolio consists of debt securities available-for-sale. No securities were established in a trading account. Debt securities available-for-sale increased $71,205,000 or 19.4% to $437,916,000 in 2021. At December 31, 2021, the net unrealized gain, net of the tax effect, on these securities was $7,588,000 and was included in stockholders’ equity as accumulated other comprehensive income. Table 7 provides data on the fair value of the Corporation’s securities portfolio on the dates indicated. The vast majority of security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate a security.

The securities portfolio includes, U.S. treasuries, U.S. government corporations and agencies, corporate debt obligations, mortgage-backed securities, asset backed securities, and obligations of state and political subdivisions, both tax-exempt and taxable.

Debt securities available-for-sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on the Corporation’s Consolidated Statements of Income. As of December 31, 2021, the securities portfolio does not contain any off-balance sheet derivatives or trust preferred investments.

Table 7 — Securities

(Dollars in thousands)	Available-For-Sale
	December 31, 2021	December 31, 2020
U.S. Treasury securities	$7,729	$—
U. S. Government corporations and agencies	122,487	88,003
Other mortgage-backed debt securities	39,550	39,844
Obligations of state and political subdivisions	186,176	165,101
Asset backed securities	36,542	44,821
Corporate debt securities	45,432	28,942
Total	$437,916	$366,711

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2021. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 8 — Securities Maturity Table

(Dollars in thousands)	December 31, 2021
	Debt Securities Available-For-Sale
		U.S. Government	Other	Obligations
		Corporations &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Agencies	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$—	$6,104	$—	$1,583
Fair value	—	—	—	6,163	—	1,616

1 - 5 Years:
Amortized cost	—	659	9,259	19,443	697	13,281
Fair value	—	661	9,256	20,291	699	13,523

5 - 10 Years:
Amortized cost	7,825	16,335	3,297	23,066	—	30,490
Fair value	7,729	16,319	3,275	24,460	—	30,293

After 10 Years:
Amortized cost	—	106,681	27,325	126,408	35,858	—
Fair value	—	105,507	27,019	135,262	35,843	—

Total:
Amortized cost	$7,825	$123,675	$39,881	$175,021	$36,555	$45,354
Fair value	7,729	122,487	39,550	186,176	36,542	45,432

1Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

Marketable equity securities consist of common stock investments in other commercial banks and bank holding companies. At December 31, 2021 and 2020, the Corporation had $1,962,000 and $1,646,000, respectively, in equity securities recorded at fair value, an increase of $316,000 or 19.2%.

LOANS

Total loans increased to $752,841,000 as of December 31, 2021, compared to a balance of $720,610,000 as of December 31, 2020. Table 9 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased $32,231,000, or 4.5% in 2021 compared to an increase of $72,878,000, or 11.3% in 2020.

Steady demand for borrowing by businesses accounted for the 4.5% increase in the loan portfolio from December 31, 2020 to December 31, 2021. Overall, the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) decreased $9,349,000 or 10.2% from $91,875,000 at December 31, 2020 to $82,526,000 at December 31, 2021. The decrease in the Commercial and Industrial portfolio during the year ended December 31, 2021 was mainly attributable to a reduction of $18,082,000 in the portion of the Commercial and Industrial portfolio attributable to SBA PPP loans, the balance of which decreased from $22,967,000 at December 31, 2020 to $4,894,000 at December 31, 2021 as a result of loan forgiveness. The $18,082,000 reduction in the balance of SBA PPP loans during the year ended December 31, 2021 was the result of $16,844,000 in new SBA PPP loan originations offset by $34,926,000 in SBA PPP loan forgiveness. The portion of the Commercial and Industrial portfolio excluding PPP loans increased by $8,733,000 during the year ended December 31, 2021, mainly resulting from $24,317,000 in new loan originations for the year ended December 31, 2021, offset by loan payoffs of $8,337,000 and a decrease in utilization of existing Commercial and Industrial lines of credit of $3,559,000, as well as regular principal payments and other typical fluctuations in the Commercial and Industrial portfolio during the year ended December 31, 2021. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $54,926,000 or 11.8% from $466,728,000 at December 31, 2020 to $521,654,000 at December 31, 2021. The increase is mainly attributable to $137,056,000 in new loan originations for the year ended December 31, 2021 and an increase of $8,143,000 in utilization of existing Commercial Real Estate lines of credit, offset by $69,177,000 in loan payoffs, in addition to regular principal payments and other typical amortization in the Commercial Real Estate portfolio during the year ended December 31, 2021. Residential Real Estate loans decreased $13,600,000 or 8.7% from $156,983,000 at December 31, 2020 to $143,383,000 at December 31, 2021. The decrease was mainly the result of $54,180,000 in new loan originations and an increase of $83,000 in utilization of existing Residential Real Estate (Home Equity) lines of credit, offset by $47,277,000 in loan payoffs, net loans sold of $15,061,000, and regular principal payments and other typical amortization in the Residential Real Estate portfolio during the year ended December 31, 2021. Net loans sold for the year ended December 31, 2021 consisted of total loans sold during the year ended December 31, 2021 of $29,741,000, offset with loans opened and sold in the same quarter during each quarter of 2021 which amounted to $14,680,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $604,180,000 at December 31, 2021. Of total loans, $521,654,000 or 69.3% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Corporation continues to monitor these portfolios.

All loan relationships in excess of $1,500,000 are reviewed internally and/or externally through a loan review process on an annual basis. Such review is based upon analysis of current financial statements of the borrower, co-borrowers/guarantors, payment history, and economic conditions.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $727,319,000 or 96.7% of gross loans are graded Pass; $1,668,000 or 0.2% are graded Special Mention; $23,069,000 or 3.1% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 3 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades increased to $24,737,000 at December 31, 2021, as compared to $24,137,000 at December 31, 2020. Commercial and Industrial non-pass grades decreased to $796,000 as of December 31, 2021, compared to $919,000 as of December 31, 2020. Commercial Real Estate non-pass grades increased to $22,346,000 as of December 31, 2021 as compared to $21,789,000 as of December 31, 2020. Residential Real Estate and Consumer non-pass grades increased to $1,595,000 as of December 31, 2021, as compared to $1,429,000 as of December 31, 2020.

The increase in the Commercial Real Estate non-pass grade portfolio during the year ended December 31, 2021 is mainly due to the downgrade of one loan to a contractor specializing in modular construction in the amount of $1,000,000. The loan was downgraded to substandard and placed on non-accrual status during the second quarter of 2021 as a result of the borrower’s inability to make payments as scheduled, as the business has ceased operations and has entered into bankruptcy proceedings.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

The classes of the Corporation’s loan portfolio net of unearned discount and net deferred loan fees and costs are summarized in Table 9.

Table 9 — Loans

(Dollars in thousands)	December 31,
	2021	2020	2019	2018	2017
Commercial and Industrial	$82,526	$91,875	$86,712	$92,220	$99,337
Commercial Real Estate	521,654	466,728	395,801	348,476	290,970
Residential Real Estate	143,383	156,983	159,350	159,741	162,925
Consumer	5,278	5,024	5,869	5,955	6,165
Total Loans	$752,841	$720,610	$647,732	$606,392	$559,397

The Corporation’s maturity and interest rate sensitivity information related to the loan portfolio is summarized in Table 10.

Table 10 — Loan Maturity and Interest Sensitivity

Loans by Maturity
	December 31, 2021
(Dollars in thousands)	One Year	After One Year	After
	and Less	Through Five Years	Five Years	Total
Commercial and Industrial	$18,523	$28,371	$35,632	$82,526
Commercial Real Estate	38,915	115,688	367,051	521,654
Residential Real Estate	14,114	32,374	96,895	143,383
Consumer	1,634	3,057	587	5,278
Total	$73,186	$179,490	$500,165	$752,841

The above data represents the amount of loans receivable at December 31, 2021 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loans by Repricing
	December 31, 2021
(Dollars in thousands)	One Year	After One Year	After
	and Less	Through Five Years	Five Years	Total
Commercial and Industrial	$31,223	$37,596	$13,707	$82,526
Commercial Real Estate	88,250	406,676	26,728	521,654
Residential Real Estate	23,189	29,203	90,991	143,383
Consumer	2,422	2,785	71	5,278
Total	$145,084	$476,260	$131,497	$752,841

Loans with a fixed interest rate	$40,466	$60,707	$102,283	$203,456
Loans with a variable interest rate	104,618	415,553	29,214	549,385
Total	$145,084	$476,260	$131,497	$752,841

The above data represents the amount of loans receivable at December 31, 2021 which are due or have the opportunity to reprice in the periods indicated, based on remaining scheduled repayments of principal for fixed rate loans or date of next repricing opportunity for variable rate loans. The fixed and variable portions of the amounts of loans receivable due or repricing in the periods indicated are also summarized above.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2021, the allowance for loan losses was $8,680,000 as compared to $7,933,000 as of December 31, 2020. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future. In response to the COVID-19 pandemic and its impact on the current economy, the qualitative factors related to the local/regional economy were increased by two basis points across all loan segments during the first quarter of 2020, and increased by an additional basis point across all loan segments during the second quarter of 2020. The qualitative factor relating to the impact of external factors/conditions for the Commercial Real Estate portfolio segment was increased by an additional basis point during the third quarter of 2020. The qualitative factors relating to the impact of external factors/conditions were increased by two additional basis points across all loan segments during the fourth quarter of 2020. Qualitative factors remained unchanged during the first quarter of 2021. During the second quarter of 2021, the qualitative factors related to the local/regional economy were decreased by one basis point across all loan segments, as the economy and job growth in the Corporation’s market areas demonstrated marked improvement over the prior quarter, and the qualitative factor related to collateral values was increased by one basis point for both the Commercial Real Estate and Residential Real Estate portfolio segments due to increasing market values in the real estate sector. Qualitative factors remained unchanged during the third quarter of 2021. During the fourth quarter of 2021, the qualitative factors related to external factors/conditions were increased by one basis point across all loan segments due to current economic uncertainty caused by the COVID-19 pandemic including increased inflation, as well as elevated unemployment levels (although improved from 2020 and early 2021) and the uncertainty of how broad the changes implemented by the Federal Reserve may be, and the qualitative factors related to collateral values were increased by one basis point across all loan segments, as collateral values have continued to artificially increase as individuals have been willing to pay above-average market prices in all sectors. Modifications granted in compliance with Section 4013 of the CARES Act were highest in the Commercial Real Estate portfolio segment, the long-term effects of which are still very unclear, as there is still economic uncertainty related to the COVID-19 pandemic, especially in relation to this segment of the Corporation’s loan portfolio.

Table 11 contains an analysis of the allowance for loan losses indicating charge-offs and recoveries by year. In 2021, net charge-offs as a percentage of average loans were 0.02% as compared to 0.04% in 2020. Net charge-offs amounted to $113,000 in 2021 and $272,000 in 2020. Net charge-offs were higher in 2020 than in 2021, mainly due to three charge-offs totaling $137,000 that were completed during the fourth quarter of 2020. One charge-off in the amount of $86,000 was completed in the Commercial Real Estate portfolio on a loan to a student housing holding company to charge the loan balance down to the net realizable value of the collateral less cost to sell, as the underlying value of the collateral was deemed to be insufficient to cover the loan balance. Two charge-offs totaling $51,000 were completed in the Commercial and Industrial portfolio on loans to the former owner of a residential investment property, as the property was deemed to be uninhabitable, was sold for less than the amount owed by the borrower on the aggregate balance of all loans related to the project, and the borrower failed to pay the outstanding balances due after the sale of the property.

For the year ended December 31, 2021, the provision for loan losses was $860,000 as compared to $1,200,000 for the year ended December 31, 2020. The net effect of the provision, charge-offs and recoveries resulted in the year-end allowance for loan losses of $8,680,000 of which 7.8% was attributed to the Commercial and Industrial component, 62.3% attributed to the Commercial Real Estate component, 17.7% attributed to the Residential Real Estate component, 1.0% attributed to the Consumer component, and 11.2% being the unallocated component (refer to the activity in Note 3 — Loans and Allowance for Loan Losses on page 73.) The Corporation determined that the provision for loan losses made during 2021 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2021.

Table 11 — Analysis of Allowance for Loan Losses

(Dollars in thousands)	Years Ended December 31,
	2021	2020	2019	2018	2017
Balance at beginning of period	$7,933	$7,005	$6,745	$7,487	$7,357
Charge-offs:
Commercial and Industrial	13	90	―	18	—
Commercial Real Estate	29	141	64	783	189
Residential Real Estate	80	33	69	181	62
Consumer	36	37	71	57	82
	158	301	204	1,039	333
Recoveries:
Commercial and Industrial	—	14	6	31	74
Commercial Real Estate	30	―	―	60	103
Residential Real Estate	4	8	2	—	9
Consumer	11	7	6	6	10
	45	29	14	97	196

Net charge-offs	113	272	190	942	137
Additions charged to operations	860	1,200	450	200	267
Balance at end of period	$8,680	$7,933	$7,005	$6,745	$7,487

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.04%	0.03%	0.16%	0.03%
Allowance for loan losses to average loans outstanding during the period	1.18%	1.16%	1.13%	1.15%	1.40%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.18% in 2021 and 1.16% in 2020.

Table 12 sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percentage of loans in each category to the total allowance for loan losses at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses that may occur within the loan category, since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

Table 12 — Allocation of Allowance for Loan Losses

(Dollars in thousands)

	December 31,
	2021	%*	2020	%*	2019	%*	2018	%*	2017	%*
Commercial and Industrial	$681	8.8	$787	10.8	$634	9.7	$724	11.7	$949	14.0
Commercial Real Estate	5,408	70.1	4,762	65.4	4,116	63.0	3,700	59.8	4,067	60.0
Residential Real Estate	1,539	20.0	1,643	22.5	1,665	25.5	1,650	26.6	1,656	24.4
Consumer	84	1.1	94	1.3	114	1.8	117	1.9	111	1.6
Unallocated	968	N/A	647	N/A	476	N/A	554	N/A	704	N/A
	$8,680	100.0	$7,933	100.0	$7,005	100.0	$6,745	100.0	$7,487	100.0

*Percentage of allocation in each category to total allocations in the Allowance for Loan Loss Analysis, excluding unallocated.

NON-PERFORMING ASSETS

Table 13 details the Corporation’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Corporation would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Any loan modifications made in response to the COVID-19 pandemic are not considered TDRs as long as the criteria set forth in Section 4013 of the CARES Act are met. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $7,066,000 as of December 31, 2021, as compared to $7,119,000 as of December 31, 2020. The economy is still in flux. Businesses have reopened to find customers wanting to return, but employees, in many cases, wanting to continue to work from home or remain unemployed. The work force has dwindled, inflationary pressures have caused prices to increase, the vaccination debate continues, and political unrest has reached an unprecedented level. These forces have had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current uncertain economic environment. Non-accrual loans totaled $7,066,000 as of December 31, 2021 as compared to $7,078,000 as of December 31, 2020. There were no foreclosed assets held for resale as of December 31, 2021, compared to $28,000 as of December 31, 2020. There were no loans past-due 90 days or more and still accruing interest as of December 31, 2021, compared to $13,000 in loans past-due 90 days or more and still accruing interest at December 31, 2020.

Non-performing assets to total loans was 0.94% as of December 31, 2021 compared to 0.99% at December 31, 2020. Non-performing assets to total assets was 0.54% as of December 31, 2021 compared to 0.60% at December 31, 2020. The allowance for loan losses to total non-performing assets was 122.84% as of December 31, 2021 as compared to 111.43% as of December 31, 2020. Additional detail can be found in Table 13 – Non-Performing Assets and Impaired Loans and the Loans Receivable on Non-Accrual Status table in Note 3 — Loans and Allowance for Loan Losses. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts.

Performing substandard loans which are not deemed to be impaired have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not deemed to be impaired amounted to $10,463,000 at December 31, 2021 and $9,992,000 at December 31, 2020.

Impaired loans were $13,673,000 at December 31, 2021 and $15,054,000 at December 31, 2020. The largest impaired loan relationship at December 31, 2021 consisted of a non-performing loan to a student housing holding company which was secured by commercial real estate. At December 31, 2021, the loan carried a balance of $3,090,000, net of $1,989,000 that had been charged off to date, compared to December 31, 2020 when the loan carried a balance of $3,090,000, net of $1,989,000 that had been charged-off to date. The second largest impaired loan relationship at December 31, 2021 consisted of one performing loan to a student housing holding company, which was classified as a TDR. The loan was secured by commercial real estate and carried a balance of $2,864,000 as of December 31, 2021, net of $943,000 that had been charged off to date, compared to December 31, 2020 when the loan carried a balance of $2,929,000, net of $943,000 that had been charged-off to date. The third largest impaired loan relationship at December 31, 2021 consisted of five non-performing loans to a plastic processing company focused on non-post-consumer recycling. Three loans were classified in the Commercial and Industrial portfolio and modified as TDRs and two loans were secured by commercial real estate. The loans carried an aggregate balance of $1,176,000 as of December 31, 2021, compared to December 31, 2020 when the loans carried an aggregate balance of $1,262,000.

The Corporation estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $13,673,000 in impaired loans at December 31, 2021, none were located outside the Corporation’s primary market area.

The outstanding recorded investment of loans categorized as TDRs as of December 31, 2021 and December 31, 2020 was $8,020,000 and $9,563,000, respectively. The decrease in TDRs at December 31, 2021 as compared to December 31, 2020 is mainly attributable to the payoff of a Commercial Real Estate TDR to a real estate holding company which was completed during the third quarter of 2021 in the amount of $1,010,000, as well as regular principal payments on existing TDRs during the year ended December 31, 2021. Of the thirty-three restructured loans at December 31, 2021, six loans were classified in the Commercial and Industrial portfolio, twenty-six loans were classified in the Commercial Real Estate portfolio, and one loan was classified in the Residential Real Estate portfolio. TDRs at December 31, 2021 consisted of thirteen term modifications beyond the original stated term, three interest rate modifications, and sixteen payment modifications. At December 31, 2021, there was also one troubled debt restructuring that experienced all three types of modification—payment, rate, and term. TDRs are separately evaluated for impairment disclosures, and if necessary, a specific allocation is established. As of December 31, 2021 and 2020, there were no specific allocations attributable to the TDRs. There were no unfunded commitments on TDRs at December 31, 2021 and 2020.

At December 31, 2021, three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $708,000, ten Commercial Real Estate loans classified as TDRs with a combined recorded investment of $590,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $14,000 were not in compliance with the terms of their restructure, compared to December 31, 2020 when three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $745,000, seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $984,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $18,000 were not in compliance with the terms of their restructure.

Three Commercial Real Estate loans totaling $285,000 that were modified as TDRs within the twelve months preceding December 31, 2021 experienced payment defaults during the year ended December 31, 2021. Of the loans that were modified as TDRs during the twelve months preceding December 31, 2020, two Commercial Real Estate loans totaling $57,000 experienced payment defaults during the year ended December 31, 2020.

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

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2022. Excluding the assets disclosed in Table 13 – Non-Performing Assets and Impaired Loans and the Troubled Debt Restructurings section in Note 3 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

The economic climate is in flux at this time. The COVID-19 pandemic has caused much upheaval and uncertainty in the national and state economy. Experts at all levels are attempting to calculate the intermediate or long term affects that may arise. The Corporation may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of impaired loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Corporation’s allowance for loan losses could be required. The extent of the impact of the COVID-19 pandemic on the Corporation’s operational and financial performance will depend on certain developments including inflationary pressures, the labor force, supply bottlenecks, the government’s ability to respond to foreign and domestic issues, and the effectiveness in controlling the spread of the outbreak, etc. and the after-effects of these factors. These factors may not immediately impact the Corporation’s operational and financial performance, as the effects of these factors may lag into the future. The Corporation is also susceptible to the impact of economic and fiscal policy factors that may evolve in the post-pandemic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2021 and 2020 management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 13 — Non-Performing Assets and Impaired Loans

(Dollars in thousands)	December 31,
	2021	2020
Non-performing assets
Non-accrual loans	$7,066	$7,078
Foreclosed assets held for resale	—	28
Loans past-due 90 days or more and still accruing interest	—	13
Total non-performing assets	$7,066	$7,119

Impaired loans
Non-accrual loans	$7,066	$7,078
Accruing TDRs	6,607	7,976
Total impaired loans	13,673	15,054
Allocated allowance for loan losses	—	(8)
Net investment in impaired loans	$13,673	$15,046

Impaired loans with a valuation allowance	$—	$486
Impaired loans without a valuation allowance	13,673	14,568
Total impaired loans	$13,673	$15,054

Allocated valuation allowance as a percent of impaired loans	—%	0.05%
Impaired loans to total loans	1.81%	2.09%
Non-performing assets to total loans	0.94%	0.99%
Non-performing assets to total assets	0.54%	0.60%
Allowance for loan losses to impaired loans	63.48%	52.70%
Allowance for loan losses to total non-performing assets	122.84%	111.43%

Real estate mortgages comprise 88.3% of the loan portfolio as of December 31, 2021, as compared to 86.6% as of December 31, 2020. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Deposits increased by $140,481,000, or 15.0% for the year ending December 31, 2021 as compared to December 31, 2020. The increase in deposits in 2021 can be attributed to increases in non-interest bearing, interest bearing and savings deposits. The increase in deposits was the result of many different factors including the deposit of stimulus funds, PPP loan proceeds, a $73,000,000 increase in highly rate sensitive deposits and other normal fluctuations in deposits during 2021.

The following schedule reflects the remaining maturities of time deposits and other time open deposits of $100,000 or more at December 31, 2021.

(Dollars in thousands)	Time	Other Time Open
	Deposits	Deposits
	≥$100,000	≥$100,000
Less than or equal to 3 months	$9,237	$—
Over 3 months through 6 months	12,308	—
Over 6 months through 12 months	18,343	855
Over 12 months	20,390	—
	$60,278	$855

Total borrowings were $62,377,000 as of December 31, 2021, compared to $64,494,000 at December 31, 2020. During 2021, long-term borrowings decreased from $45,000,000 to $35,000,000. The decrease in long-term borrowings in 2021 was the result of the maturity of two individual term notes with FHLB.

Short-term debt increased from $19,494,000 in 2020 to $27,377,000 as of December 31, 2021 as a result of increased balances of repurchase agreements. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset seasonal fluctuations in deposits.

In connection with FHLB borrowings, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

The following table shows information about the Corporation’s short-term borrowings as of December 31, 2021 and 2020.

Table 14 — Short-Term Borrowings

(Dollars in thousands)

	2021
			Maximum
	Month End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$—	$—	0.36%
Securities sold under agreements to repurchase	27,377	26,352	29,853	0.35%
Federal Discount Window	―	—	―	0.36%
Federal Home Loan Bank	—	553	770	0.34%
	$27,377	$26,905	$30,623	0.35%

(Dollars in thousands)

	2020
			Maximum
	Month End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$—	$—	0.37%
Securities sold under agreements to repurchase	19,494	18,350	23,453	0.58%
Federal Discount Window	―	—	―	0.37%
Federal Home Loan Bank	—	25,396	54,434	1.00%
	$19,494	$43,746	$77,887	0.82%

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on debt securities available-for-sale, net of taxes, referred to as accumulated other comprehensive income, may increase or decrease total equity capital. The total net increase in capital was $4,313,000 in 2021 after an increase of $15,490,000 in 2020. The increase in equity capital in 2021 was due to the retention of $8,071,000 in earnings and the issuance of new shares through the Corporation’s Dividend Reinvestment Program (“DRIP”) amounting to $1,524,000. Accumulated other comprehensive income decreased $5,282,000 in 2021 as a result of market fluctuations in the investment portfolio.

The Corporation had 231,612 shares of common stock as of December 31, 2021 and December 31, 2020, at a cost of $5,709,000, as treasury stock, authorized and issued but not outstanding.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 9.93% for 2021 and 8.61% for 2020.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 15 reflects risk-based capital ratios and the leverage ratio for the Bank. The Bank’s leverage ratio was 10.14% at December 31, 2021 and 10.81% at December 31, 2020.

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

Table 15 — Capital Ratios

At December 31, 2021, the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of December 31, 2021 and December 31, 2020:

			To Be Well
			Capitalized
			Under Prompt
	December 31,	December 31,	Corrective Action
	2021	2020	Regulations
Tier 1 leverage ratio (to average assets)	10.14%	10.81%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	15.52%	15.99%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.52%	15.99%	8.00%
Total risk-based capital ratio	16.57%	17.05%	10.00%

In 2020, there was an increase in the Bank’s capital ratios mainly due to $22,500,000 contributed by the Corporation from proceeds of a $25,000,000 subordinated debt issuance. The subordinated debt is treated as tier 1 capital at the Bank level and tier 2 capital at the Corporation level for regulatory capital purposes.

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of December 31, 2021, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

Sources of liquidity are as follows:

●	Growth in the core deposit base;
●	Proceeds from sales or maturities of securities;
●	Payments received on loans and mortgage-backed and asset-backed securities ;
●	Overnight correspondent bank borrowings on various credit lines, notes, etc., with various levels of capacity;
●	Securities sold under agreements to repurchase; and
●	Brokered CDs.

At December 31, 2021, the Corporation had $433,394,000 in available borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $3,162,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $27,377,000 at December 31, 2021.

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

Net cash flows provided by operating activities were $15,255,000 as of December 31, 2021, compared to cash used in operating activities of $1,957,000 as of December 31, 2020. Net income amounted to $14,688,000 for the year ended December 31, 2021 and $11,837,000 for the year ended December 31, 2020. During the years ended December 31, 2021 and 2020, net premium amortization on securities amounted to $2,930,000 and $2,003,000, respectively. Gains on sales of mortgage loans were $980,000 as of December 31, 2021, compared to $604,000 as of December 31, 2020. Originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $1,404,000 and $15,115,000 for the years ended December 31, 2021 and 2020, respectively. Net securities gains were $323,000 for the year ended December 31, 2021, compared to net securities losses of $58,000 for the year ended December 31, 2020. Accrued interest receivable decreased by $183,000 during the year ended December 31, 2021 and increased by $1,139,000 during the year ended December 31, 2020. Other assets increased by $1,554,000 during the year ended December 31, 2021 and decreased by $550,000 during the year ended December 31, 2020. Other liabilities increased by $305,000 during the year ended December 31, 2021 and decreased by $867,000 during the year ended December 31, 2020.

Investing activities used cash of $111,345,000 and $135,264,000 during the years ended December 31, 2021 and 2020, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) used cash of $80,814,000 during the year ended December 31, 2021, compared to $79,609,000 during the year ended December 31, 2020. Net cash used to originate loans amounted to $29,960,000 and $57,415,000 during the years ended December 31, 2021 and 2020, respectively.

Financing activities provided cash of $133,248,000 and $150,677,000 during the years ended December 31, 2021 and 2020, respectively. Deposits increased by $140,481,000 during the year ended December 31, 2021 and increased by $175,860,000 during the year ended December 31, 2020. Short-term borrowings increased by $7,883,000 during the year ended December 31, 2021 and decreased by $35,169,000 during the year ended December 31, 2020. Repayment of long-term borrowings amounted to $10,000,000 for both the years ended December 31, 2021 and 2020, respectively. Dividends paid amounted to $6,617,000 for the year ended December 31, 2021, compared to $6,308,000 for the year ended December 31, 2020.

Managing liquidity remains an important segment of asset/liability management. The overall liquidity position of the Corporation is maintained by an active asset/liability management committee. The Corporation believes that its core deposit base is stable even in periods of changing interest rates. Liquidity and funds management are governed by policies and measured on a monthly basis. These measurements indicate that liquidity generally remains stable and exceeds the Corporation’s minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment, utilizing current funding options and possibly exploring new options.

Table 16 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2021.

Table 16 — Contractual Obligations

(Dollars in thousands)

	Less than	1 - 3	4 -5	Over
December 31, 2021	1 Year	Years	Years	5 Years	Total
Time deposits	$98,618	$56,301	$18,145	$28	$173,092
Securities sold under agreement to repurchase	27,377	—	—	—	27,377
Long-term borrowings	10,000	23,000	—	2,000	35,000
Subordinated debentures	—	—	—	25,000	25,000
Operating lease obligations	120	136	136	2,190	2,582
Financing lease obligations	10	7	—	—	17
	$136,125	$79,444	$18,281	$29,218	$263,068

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2021, the Corporation had outstanding unfunded commitments to extend credit of $142,335,000 and outstanding standby letters of credit of $5,727,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 14 — Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

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

Increases in the level of interest rates also may adversely affect the fair value of the Corporation’s securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Corporation’s interest-earning assets, which could adversely affect the Corporation’s results of operations if sold, or, in the case of interest-earning assets classified as available-for-sale, the Corporation’s stockholders’ equity, if retained. Under FASB Accounting Standards Codification (“ASC”) 320-10, Investments – Debt Securities, changes in the unrealized gains and losses, net of taxes, on debt securities classified as available-for-sale are reflected in the Corporation’s stockholders’ equity. The Corporation does not own any trading assets.

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 16 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2021. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 17 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2021 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at December 31, 2021.

Table 17 — Interest Rate Sensitivity Analysis

(Dollars in thousands)

	December 31, 2021
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total
Assets	$250,935	$484,352	$497,009	$88,054	$1,320,350

Liabilities/Stockholders’ Equity	290,439	190,919	668,827	170,165	1,320,350

Interest Rate Sensitivity Gap	$(39,504)	$293,433	$(171,818)	$(82,111)

Cumulative Gap	$(39,504)	$253,929	$82,111	—

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

Earnings Simulation Modeling

The Corporation’s net income is affected by changes in the level of interest rates. Net income is also subject to changes in the shape of the yield curve. For example, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and increased liability rates, while a steepening would result in increased earnings as earning asset and liability yields widen.

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

Table 18 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 6.05%, 11.81% and 17.31% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 2.06% and 7.72% in the 100 and 200 basis point decreasing rate scenarios presented, respectively. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 0 – 25 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years ended December 31, 2021 and 2020, the cost of interest-bearing liabilities averaged 0.57% and 0.84%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 3.65% and 4.09%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At December 31, 2021, net present value is projected to increase 12.89%, 16.27%, and 13.25% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. Additionally, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 29.25% and 84.75%, respectively. All scenarios presented are within the Corporation’s policy limits, aside from the 100 basis point immediate decrease scenario at (29.25)% vs. a policy limit of (20)% and the 200 basis point immediate decrease scenario at (84.75)% vs. a policy limit of (30)%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Table 18 — Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(17.31)%
+200 bp Shock vs. Stable Rate	(11.81)%
+100 bp Shock vs. Stable Rate	(6.05)%
Flat rate
‒100 bp Shock vs. Stable Rate	(2.06)%
‒200 bp Shock vs. Stable Rate	(7.72)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	13.25%
+200 bp Shock vs. Stable Rate	16.27%
+100 bp Shock vs. Stable Rate	12.89%
Flat rate
‒100 bp Shock vs. Stable Rate	(29.25)%
‒200 bp Shock vs. Stable Rate	(84.75)%

Table 19 shows the quarterly results of operations for the Corporation for the years ended December 31, 2021 and 2020:

Table 19 — Quarterly Results of Operations (Unaudited)

(Dollars in thousands, except per share data)
	Three Months Ended
2021	March 31	June 30	September 30	December 31
Interest income	$10,275	$10,259	$10,716	$10,798
Interest expense	1,305	1,288	1,283	1,272
Net interest income	8,970	8,971	9,433	9,526
Provision for loan losses	135	135	185	405
Non-interest income	1,875	1,865	1,697	1,886
Non-interest expense	6,197	6,547	6,267	7,343
Income before income tax expense	4,513	4,154	4,678	3,664
Income tax expense	635	549	655	482
Net income	$3,878	$3,605	$4,023	$3,182

Basic and diluted earnings per share	$0.66	$0.61	$0.68	$0.54

(Dollars in thousands, except per share data)
	Three Months Ended
2020	March 31	June 30	September 30	December 31
Interest income	$9,768	$9,631	$9,852	$10,316
Interest expense	2,392	1,513	1,231	1,224
Net interest income	7,376	8,118	8,621	9,092
Provision for loan losses	194	194	294	518
Non-interest income	983	1,621	1,515	1,893
Non-interest expense	5,915	5,655	6,256	6,779
Income before income tax expense	2,250	3,890	3,586	3,688
Income tax expense	197	509	449	422
Net income	$2,053	$3,381	$3,137	$3,266

Basic and diluted earnings per share	$0.35	$0.58	$0.54	$0.56

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

Goodwill. Goodwill represents the excess purchase consideration over the fair value of net assets acquired in connection with acquisitions. Goodwill is not amortized but is periodically evaluated for impairment. Impairment testing is performed using either a qualitative or quantitative approach. The Corporation has selected December 31 as the date to perform the annual goodwill impairment test. Additionally, a goodwill impairment evaluation is performed on an interim basis when events or circumstances indicate impairment potentially exists.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

First Keystone Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary (collectively the "Corporation") as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factor Adjustments – Refer to Notes 1 and 3 to the consolidated financial statements

Critical Audit Matter Description

As disclosed in Note 3 to the Company's consolidated financial statements, the Corporation’s loan portfolio totaled $753M as of December 31, 2021, and the related allowance for loan losses was $8.7M. As described in Note 1, the allowance for loan losses consists of specific and general reserve components in order to estimate losses that have been incurred as of the consolidated balance sheet date. In calculating the general reserve component, management considers historical loss experience based on loan type and qualitative factor adjustments for changes not reflected in the historical loss experience.

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

Baker Tilly US, LLP

Iselin, New Jersey

March 14, 2022

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)	December 31,
	2021	2020
ASSETS
Cash and due from banks	$9,600	$8,833
Interest-bearing deposits in other banks	51,738	15,347
Total cash and cash equivalents	61,338	24,180
Time deposits with other banks	247	247
Debt securities available-for-sale, at fair value	437,916	366,711
Marketable equity securities, at fair value	1,962	1,646
Restricted investment in bank stocks, at cost	1,919	2,247

Loans	746,835	703,310
Loans held for sale	6,006	17,300
Allowance for loan losses	(8,680)	(7,933)
Net loans	744,161	712,677
Premises and equipment, net	18,158	18,678
Operating lease right-of-use assets	1,025	1,061
Accrued interest receivable	4,361	4,544
Cash surrender value of bank owned life insurance	24,792	24,194
Investments in low-income housing partnerships	1,530	1,466
Goodwill	19,133	19,133
Foreclosed assets held for resale	—	28
Other assets	3,808	2,235
TOTAL ASSETS	$1,320,350	$1,179,047

LIABILITIES
Deposits:
Non-interest bearing	$249,040	$198,499
Interest bearing	828,929	738,989
Total deposits	1,077,969	937,488
Short-term borrowings	27,377	19,494
Long-term borrowings	35,000	45,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	1,499	1,513
Accrued interest payable	251	405
Deferred income taxes	631	2,146
Other liabilities	4,068	3,759
TOTAL LIABILITIES	1,171,795	1,034,805

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of December 31, 2021 and December 31, 2020; issued 0 as of December 31, 2021 and December 31, 2020	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of December 31, 2021 and December 31, 2020; issued 6,178,835 as of December 31, 2021 and 6,115,281 as of December 31, 2020; outstanding 5,947,223 as of December 31, 2021 and 5,883,669 as of December 31, 2020	12,358	12,231
Surplus	40,940	39,543
Retained earnings	93,378	85,307
Accumulated other comprehensive income	7,588	12,870
Treasury stock, at cost, 231,612 shares as of December 31, 2021 and December 31, 2020	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	148,555	144,242
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,320,350	$1,179,047

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
	Years Ended December 31,
	2021	2020

Interest and fees on loans	$32,860	$31,530
Interest and dividend income on securities:
Taxable	5,578	4,742
Tax-exempt	3,372	3,019
Dividends	62	50
Dividend income on restricted investment in bank stocks	96	210
Interest on interest-bearing deposits in other banks	80	16
Total interest income	42,048	39,567
INTEREST EXPENSE
Interest on deposits	3,144	4,946
Interest on short-term borrowings	93	359
Interest on long-term borrowings	817	991
Interest on subordinated debt	1,094	64
Total interest expense	5,148	6,360
Net interest income	36,900	33,207
Provision for loan losses	860	1,200
Net interest income after provision for loan losses	36,040	32,007
NON-INTEREST INCOME
Trust department	1,008	995
Service charges and fees	1,914	1,693
Increase in cash surrender value of life insurance	598	611
ATM fees and debit card income	2,183	1,849
Gains on sales of mortgage loans	980	604
Net securities gains (losses)	323	(58)
Other	317	318
Total non-interest income	7,323	6,012
NON-INTEREST EXPENSE
Salaries and employee benefits	14,148	13,687
Occupancy, net	1,885	2,009
Furniture and equipment expense	570	590
Computer expense	1,220	990
Professional services	1,050	981
Pennsylvania shares tax	1,202	867
FDIC insurance, net	423	168
ATM and debit card fees	1,091	906
Data processing fees	1,200	1,166
Foreclosed assets held for resale expense, net	3	50
Advertising	407	354
Other	3,155	2,837
Total non-interest expense	26,354	24,605
Income before income tax expense	17,009	13,414
Income tax expense	2,321	1,577
NET INCOME	$14,688	$11,837
PER SHARE DATA
Net income per share:
Basic	$2.49	$2.03
Diluted	2.49	2.03
Dividends per share	1.12	1.08

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)
	Years Ended December 31,
	2021	2020

Net Income	$14,688	$11,837

Other comprehensive (loss) income:
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(1,404) and $2,347, respectively	(5,279)	8,829

Less reclassification adjustment for net gains included in net income, net of income taxes of $(1) and $(49), respectively (a) (b)	(3)	(180)

Total other comprehensive (loss) income	(5,282)	8,649

Total Comprehensive Income	$9,406	$20,486
(a)	Gross amounts are included in net securities gains (losses) on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the consolidated statements of income.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
Balance at January 1, 2020	6,048,506	$12,097	$38,365	$79,778	$4,221	$(5,709)	$128,752

Net Income				11,837			11,837
Other comprehensive income, net of taxes					8,649		8,649
Issuance of common stock under dividend reinvestment plan	66,775	134	1,178				1,312
Dividends - $1.08 per share				(6,308)			(6,308)
Balance at December 31, 2020	6,115,281	12,231	39,543	85,307	12,870	(5,709)	144,242

Net Income				14,688			14,688
Other comprehensive income, net of taxes					(5,282)		(5,282)
Issuance of common stock under dividend reinvestment plan	63,554	127	1,397				1,524
Dividends - $1.12 per share				(6,617)			(6,617)
Balance at December 31, 2021	6,178,835	$12,358	$40,940	$93,378	$7,588	$(5,709)	$148,555

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,688	$11,837
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	860	1,200
Depreciation and amortization	1,038	1,131
Net premium amortization on securities	2,930	2,003
Deferred income tax benefit	(111)	(591)
Net gains on sales of mortgage loans	(980)	(604)
Proceeds from sales of mortgage loans originated for sale	30,721	15,365
Originations of mortgage loans originated for sale	(32,125)	(30,480)
Net securities (gains) losses	(323)	58
Net losses on sales of foreclosed real estate held for resale, including write-downs	—	26
Decrease (increase) in accrued interest receivable	183	(1,139)
Increase in cash surrender value of bank owned life insurance	(598)	(611)
Net losses on disposals of premises and equipment	4	4
(Increase) decrease in other assets	(1,554)	550
Amortization of investment in low-income housing partnerships	371	362
Decrease in accrued interest payable	(154)	(201)
Increase (decrease) in other liabilities	305	(867)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	15,255	(1,957)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities and debt securities available-for-sale	6	21,692
Proceeds from maturities and redemptions of debt securities available-for-sale	55,318	43,714
Purchases of debt securities available-for-sale	(136,138)	(145,015)
Net change in restricted investment in bank stocks	328	1,977
Net increase in loans	(29,960)	(57,415)
Purchase of premises and equipment	(492)	(332)
Purchase of investment in real estate venture	(435)	—
Proceeds from sales of foreclosed assets held for resale	28	115
NET CASH USED IN INVESTING ACTIVITIES	(111,345)	(135,264)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	140,481	175,860
Net increase (decrease) in short-term borrowings	7,883	(35,169)
Repayment of finance lease obligations	(10)	(4)
Repayment of long-term borrowings	(10,000)	(10,000)
Proceeds from issuance of subordinated debentures	—	25,000
Common stock issued	1,511	1,298
Dividends paid	(6,617)	(6,308)
NET CASH PROVIDED BY FINANCING ACTIVITIES	133,248	150,677

INCREASE IN CASH AND CASH EQUIVALENTS	37,158	13,456
CASH AND CASH EQUIVALENTS, BEGINNING	24,180	10,724
CASH AND CASH EQUIVALENTS, ENDING	$61,338	$24,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$5,302	$6,561
Income taxes paid	2,489	1,734
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Loans transferred to foreclosed assets held for resale	—	50
Loans transferred from held for sale portfolio	(12,044)	(149)
Common stock subscription receivable	13	14
Right-of-use assets obtained in exchange for lease liabilities	33	90

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

Segment Reporting

The Bank acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business, government, and public and institutional customers. Through its branch and ATM network, as well as online banking, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services through its Trust Department.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, trust and mortgage banking operations of the Corporation. As such, discrete financial information is not available and segment reporting would not be meaningful.

Significant Concentrations of Credit Risk

The majority of the Corporation’s activities involve customers located primarily in Columbia, Luzerne, Montour, Monroe, Northampton, and Lehigh counties in Pennsylvania. The types of securities in which the Corporation invests are presented in Note 2 – Securities. Credit risk as it relates to investment activities is moderated through the monitoring of ratings, geographic concentrations, etc. residing in the portfolio and the observance of minimum rating levels in the investment policy. Note 3 – Loans and Allowance for Loan Losses summarizes the types of lending in which the Corporation engages. The inherent risks associated with lending activities are mitigated by adhering to conservative underwriting practices and policies, as well as portfolio diversification and thorough monitoring of the loan portfolio. It is management’s opinion that the investment and loan portfolios were well balanced at December 31, 2021, to the extent necessary to avoid any significant concentrations of credit risk.

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

Material estimates that are particularly susceptible to significant changes include the determination of other-than-temporary impairment (“OTTI”) on securities, the determination of the allowance for loan losses, and the assessment of goodwill for possible impairment.

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2021, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued. On February 23, 2022, the Board of Directors declared a dividend of $0.28 per share for the first quarter of 2022. The dividend is payable on March 31, 2022 to shareholders of record as of March 10, 2022.

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

The cost of debt securities classified as Held-to-Maturity or Available-for-Sale is adjusted for amortization of premiums to the earliest call date and accretion of discounts to expected maturity. Such amortization and accretion, as well as interest and dividends, are included in interest and dividend income on securities. Realized gains and losses are included in net securities gains and losses. The cost of securities sold, redeemed or matured is based on the specific identification method.

In accordance with Accounting Standard Update 2016-01, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. Equity securities without readily determinable fair values are recorded at cost less impairment, if any.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Securities classified as Available-for-Sale or Held-to-Maturity are generally evaluated for OTTI under Financial Accounting Standards Board (“FASB”) ASC 320, Investments - Debt and Equity Securities. In determining OTTI under the FASB ASC 320 model, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Restricted Investment in Bank Stocks

The Corporation owns restricted stock investments in the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Community Bankers Bank (“ACBB”). These investments do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these investments are carried at cost. At December 31, 2021, the Corporation held $1,884,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2020, the Corporation held $2,212,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

Management evaluates the restricted investment in bank stocks for impairment on a quarterly basis. Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the cost of these investments rather than by recognizing temporary declines in value. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted investment in bank stocks; (i) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (ii) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the correspondent bank; and (iv) the liquidity position of the correspondent bank. Based on the analysis of these factors, management determined that no impairment charge was necessary related to the restricted investment in bank stocks during 2021 or 2020.

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

Commercial and Industrial Lending

The Corporation originates commercial and industrial loans principally to businesses located in its primary market area and surrounding areas. These loans are used for various business purposes, which include short-term loans and lines of credit to finance machinery and equipment, inventory and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Most business lines of credit are written on demand and are reviewed annually.

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

In underwriting commercial and industrial loans, an analysis is performed to evaluate the borrower’s character and capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as the conditions affecting the borrower. Evaluation of the borrower’s past, present and future cash flows is also an important aspect of the Corporation’s analysis of the borrower’s ability to repay. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans that have been issued by the Corporation as a result of the enactment of the CARES Act in response to the economic impact of the COVID-19 pandemic are included in the Corporation’s Commercial and Industrial portfolio and are underwritten pursuant to the PPP as administered by the SBA under the CARES Act. See the Coronavirus Pandemic Impact on the Loan Portfolio section on page 61 for more information regarding the Corporation’s underwriting of these loans.

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

As an addition to the commercial loans receivable portfolio, the Corporation may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of December 31, 2021, the Corporation's balance of GGLs was $3,829,000, compared to $5,128,000 at December 31, 2020.

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

The Corporation’s one-to-four family residential mortgage originations are secured principally by properties located in its primary market area and surrounding areas. The Corporation offers fixed-rate mortgage loans with terms up to a maximum of thirty years for both permanent structures and those under construction. Loans with terms of thirty years are normally held for sale and sold without recourse; most of the residential mortgages held in the Corporation’s residential real estate portfolio have maximum terms of twenty years. Generally, the majority of the Corporation’s residential mortgage loans originate with a loan-to-value of eighty percent or less, or those with primary mortgage insurance at ninety-five percent or less. Home equity term loans are secured by the borrower’s primary residence and typically have a maximum loan-to-value of eighty percent and a maximum term of fifteen years. In general, home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of eighty percent and a maximum term of twenty years.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $6,006,000 at December 31, 2021 and $17,300,000 at December 31, 2020.

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

Coronavirus Pandemic Impact on the Loan Portfolio

As a result of the economic impact of the COVID-19 coronavirus pandemic, the CARES Act was enacted in the United States on March 27, 2020. The Corporation is approved by the SBA to fund loans under the SBA’s Paycheck Protection Program created as part of the CARES Act. The PPP loans have 1.00% interest rates, lender fees, two or five-year terms (depending on date of origination), and may qualify for forgiveness. These loans funded by the Corporation are subject to the terms and conditions applicable to all loans made pursuant to the PPP, as administered by the SBA under the CARES Act. The PPP calls for these loans to be fully guaranteed by the SBA. PPP loan origination fees and certain loan origination costs have been deferred with the net amount accreted using the straight line method over the contractual life of the related loans as an interest yield adjustment. If a loan is forgiven pursuant to the terms and conditions applicable to the PPP, the remaining origination fees and costs are recognized at the time of forgiveness. All PPP loans are carried in the Corporation’s Commercial and Industrial loan portfolio. As of December 31, 2021, the Corporation held 122 PPP loans in its Commercial and Industrial portfolio, which carried an aggregate balance of $4,894,000, of which 2 loans carrying an aggregate balance of $160,000 were granted during the first round of PPP issuance and 120 loans carrying an aggregate balance of $4,734,000 were granted during the second round of PPP issuance. At December 31, 2020, the Corporation held 441 PPP loans in its Commercial and Industrial portfolio which carried an aggregate balance of $22,976,000, all of which were granted during the first round of PPP issuance.

An additional provision of the CARES Act, Section 4013 provides financial institutions the option to suspend requirements to categorize certain loan modifications as Troubled Debt Restructurings (“TDRs”), as long as specific criteria are met. To qualify, the loan modifications must be made on a good-faith basis in response to the COVID-19 pandemic, must occur between March 1, 2020 and the earlier of September 30, 2021 or the termination date of the national emergency related to the COVID-19 pandemic as declared by the President of the United States, and the loans must have been paid current (less than 30 days past due prior to any relief) as of December 31, 2019. In compliance with Section 4013 of the CARES Act, the Corporation has granted modification requests to defer principal and/or interest payments or modify interest rates on various loans across all portfolio segments. Of the loan modifications that have been granted in compliance with Section 4013 of the CARES Act, there was 1 loan modification still actively on deferral carrying a balance of $9,423,000 as of December 31, 2021, compared to December 31, 2020 when there were 44 loan modifications still actively on deferral carrying an aggregate balance of $16,541,000. See page 77 for additional information regarding the Section 4013 CARES Act modifications.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are individually classified as impaired. Select loans are not aggregated for collective impairment evaluation, as such; all loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s contractual rate at inception. If a TDR is considered to be a collateral dependent loan, the loan may be reported at the net realizable value of the collateral. For TDRs that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

In response to the COVID-19 pandemic and its impact on the current economy, the qualitative factors related to the local/regional economy were increased by two basis points across all loan segments during the first quarter of 2020, and increased by an additional basis point across all loan segments during the second quarter of 2020. The qualitative factor relating to the impact of external factors/conditions for the Commercial Real Estate portfolio segment was increased by an additional basis point during the third quarter of 2020. The qualitative factors relating to the impact of external factors/conditions were increased by two additional basis points across all loan segments during the fourth quarter of 2020. Qualitative factors remained unchanged during the first quarter of 2021. During the second quarter of 2021, the qualitative factors related to the local/regional economy were decreased by one basis point across all loan segments, as the economy and job growth in the Corporation’s market areas demonstrated marked improvement over the prior quarter, and the qualitative factor related to collateral values was increased by one basis point for both the Commercial Real Estate and Residential Real Estate portfolio segments due to increasing market values in the real estate sector. Qualitative factors remained unchanged during the third quarter of 2021. During the fourth quarter of 2021, the qualitative factors related to external factors/conditions were increased by one basis point across all loan segments due to current economic uncertainty caused by the COVID-19 pandemic including increased inflation, as well as elevated unemployment levels (although improved from 2020 and early 2021) and the uncertainty of how broad the changes implemented by the Federal Reserve may be, and the qualitative factors related to collateral values were increased by one basis point across all loan segments, as collateral values have continued to artificially increase as individuals have been willing to pay above-average market prices in all sectors. Modifications granted in compliance with Section 4013 of the CARES Act were highest in the Commercial Real Estate portfolio segment, the long-term effects of which are still very unclear, as there is still economic uncertainty related to the COVID-19 pandemic, especially in relation to this segment of the Corporation’s loan portfolio.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of December 31, 2021 and 2020 the amount of the reserve for unfunded lending commitments was $177,000 and $129,000, respectively.

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

Loans modified in a troubled debt restructuring are considered impaired and may or may not be placed on non-accrual status until the Corporation determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrates a period of performance according to the restructured terms of six months. Any loan modifications made in response to the COVID-19 pandemic are not considered TDRs as long as the criteria set forth in Section 4013 of the CARES Act are met. See page 77 for further discussion of the Section 4013 CARES Act modifications.

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

Risk Grade 7 − SPECIAL MENTION (Non-Pass Category)

Assets in this category are adequately collateralized but have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Corporation’s credit position at some future date. The loans may constitute increased credit risk, but not to the point of justifying a classification of substandard. No loss of principal or interest is envisioned, but risk is increasing beyond that at which the loan originally would have been granted. Historically, cash flows are inconsistent; financial trends show some deterioration. Liquidity and leverage ratios are above industry averages. Financial information could be incomplete or inadequate. A Special Mention asset has potential weaknesses that deserve management’s close attention.

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

Mortgage Servicing Rights

The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation may retain the right to service these loans. The mortgage loans sold and serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $93,906,000 and $86,981,000 at December 31, 2021 and 2020, respectively. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of the sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The servicing asset is included in other assets in the consolidated balance sheets and amounted to $367,000 at December 31, 2021 and $262,000 at December 31, 2020. The amount of servicing income earned was $228,000 and $231,000 at December 31, 2021 and 2020, respectively. Amortization recognized in relation to mortgage servicing rights was $120,000 and $130,000 at December 31, 2021 and 2020, respectively. Both income and amortization are included in service charges and fees on the consolidated statements of income. Gains or losses on sales of mortgage loans are recognized based on the differences between the selling price and the carrying value of the related mortgage loans sold.

Bank Owned Life Insurance

The cash surrender value of bank owned life insurance is carried as an asset, and changes in cash surrender value are recorded as non-interest income.

The Corporation entered into agreements to provide post-retirement benefits to two retired employees in the form of life insurance payable to the employee’s beneficiaries upon their death through endorsement split dollar life insurance arrangements. The Corporation’s accrued liabilities for this benefit agreement as of December 31, 2021 and 2020 which are included in other liabilities in the Corporation’s consolidated balance sheets was $56,000 and $36,000, respectively. The related (expense) income for this benefit agreement amounted to $(20,000) in 2021 and $2,000 in 2020. The expense recognized in 2021 was the result of service costs associated with the benefit agreement.

Investments in Low-Income Housing Partnerships

The Corporation is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the cost method. Under the cost method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment over the period that the tax credits are allocated to the Corporation. The amount of tax credits allocated to the Corporation were $405,000 in 2021 and 2020, and the amortization of the investments in the limited partnerships were $371,000 and $362,000 in 2021 and 2020, respectively. During 2021, the Corporation became a limited partner in a real estate venture with an initial investment of $435,000. The new limited partnership has not begun amortizing and future contributions will be required.

Goodwill

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Management notes that the emergence of COVID-19 as a global pandemic during 2020 and throughout 2021 has resulted in significant deterioration in general economic conditions and has caused a deterioration in the environment in which the Corporation operates. The full impact to earnings in the banking industry and to the Corporation specifically, remains uncertain. The Corporation has evaluated the goodwill included in its consolidated balance sheet at December 31, 2021, and has determined there was no impairment as of that date. In addition, the Corporation did not identify any impairment in 2020. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At December 31, 2021 and 2020, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Year Ended
	December 31,
	2021	2020
Net income	$14,688	$11,837
Weighted-average common shares outstanding	5,908	5,841
Basic and diluted earnings per share	$2.49	$2.03

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Trust Assets and Revenues

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Assets held in trust were $108,339,000 and $107,336,000 at December 31, 2021 and 2020, respectively. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis (see Table 5 – Non-Interest Income for details).

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

Recent Accounting Standards Updates (“ASU”):

Except as disclosed below, there were no new accounting pronouncements affecting the Corporation during the year ended December 31, 2021 that were not already adopted by the Corporation in previous periods.

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

Pending ASUs:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), to delay the effective date for smaller reporting companies to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. It is currently unclear how the adoption of this standard will impact the Corporation’s consolidated financial statements, but the Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact that the adoption of the standard may have on the Corporation. The Corporation has taken steps to prepare for the implementation when it becomes effective, such as: forming an internal committee, gathering pertinent data, consulting with outside professionals, subscribing to a new software system, and running existing and new methodologies concurrently through the period of implementation.

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

Reclassifications

Certain amounts previously reported have been reclassified, when necessary, to conform with presentations used in the 2021 consolidated financial statements. Such reclassifications have no effect on the Corporation’s net income.

NOTE 2 — SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “available-for-sale” were as follows at December 31, 2021 and 2020:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,825	$—	$(96)	$7,729
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	116,039	560	(1,688)	114,911
Other	7,636	5	(65)	7,576
Other mortgage backed securities	39,881	99	(430)	39,550
Obligations of state and political subdivisions	175,021	11,709	(554)	186,176
Asset backed securities	36,555	143	(156)	36,542
Corporate debt securities	45,354	448	(370)	45,432
Total	$428,311	$12,964	$(3,359)	$437,916

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020:	Cost	Gains	Losses	Value
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	76,270	1,628	(325)	77,573
Other	10,534	2	(106)	10,430
Other mortgage backed securities	39,420	470	(46)	39,844
Obligations of state and political subdivisions	150,922	14,193	(14)	165,101
Asset backed securities	44,751	158	(88)	44,821
Corporate debt securities	28,523	481	(62)	28,942
Total	$350,420	$16,932	$(641)	$366,711

Debt securities available-for-sale with an aggregate fair value of $401,861,000 at December 31, 2021 and $315,146,000 at December 31, 2020, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $318,074,000 at December 31, 2021 and $231,750,000 at December 31, 2020.

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2021. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Available-for-Sale
	Amortized
	Cost	Fair Value
1 year or less	$7,687	$7,778
Over 1 year through 5 years	33,953	35,046
Over 5 years through 10 years	68,075	69,111
Over 10 years	162,676	171,520
Mortgage-backed securities	155,920	154,461
Total	$428,311	$437,916

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2021. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in debt securities available-for-sale during 2021 and 2020 were $0 and $21,692,000, respectively. Gross gains realized on these sales were $0 and $415,000, respectively. Gross losses on these sales were $0 and $186,000, respectively. There were no impairment losses realized on debt securities available-for-sale during 2021 or 2020.

At December 31, 2021 and 2020, the Corporation had $1,962,000 and $1,646,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2021 and 2020:

(Dollars in thousands)
	December 31, 2021	December 31, 2020
Net gains and (losses) recognized during the period on equity securities	$323	$(287)
Less: Net gains recognized during the period on equity securities sold during the period	(4)	—
Net gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$319	$(287)

The Corporation and its investment advisors monitor the entire portfolio at least quarterly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at December 31, 2021 and 2020.

The summary below shows the gross unrealized losses and fair value of the Corporation’s debt securities, aggregated by investment category, of which individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2021 and 2020:

December 31, 2021

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$7,729	$(96)	$—	$—	$7,729	$(96)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	66,195	(1,271)	11,697	(417)	77,892	(1,688)
Other	—	—	6,687	(65)	6,687	(65)
Other mortgage-backed debt securities	11,036	(225)	7,362	(205)	18,398	(430)
Obligations of state and political subdivisions	25,867	(362)	3,931	(192)	29,798	(554)
Asset backed securities	11,232	(49)	6,315	(107)	17,547	(156)
Corporate debt securities	19,485	(315)	3,445	(55)	22,930	(370)
Total	$141,544	$(2,318)	$39,437	$(1,041)	$180,981	$(3,359)

December 31, 2020

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	13,859	(302)	5,729	(23)	19,588	(325)
Other	2,497	(32)	6,709	(74)	9,206	(106)
Other mortgage-backed debt securities	8,290	(46)	—	—	8,290	(46)
Obligations of state and political subdivisions	4,122	(14)	—	—	4,122	(14)
Asset backed securities	6,827	(8)	11,018	(80)	17,845	(88)
Corporate debt securities	5,489	(11)	1,949	(51)	7,438	(62)
Total	$41,084	$(413)	$25,405	$(228)	$66,489	$(641)

The Corporation invests in various forms of agency debt including residential and commercial mortgage-backed securities and callable debt. The mortgage-backed agency securities are issued by Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”) or SBA. The other mortgage-backed securities consist of private (non-agency) residential and commercial mortgage-backed securities. The municipal securities consist of general obligations and revenue bonds. Asset backed securities consist of bonds backed by consumer loans. Corporate debt securities consist of senior debt and subordinated debt holdings.

The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the marketplace and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 54 debt securities with a less than one year unrealized loss position, or any of their 21 debt securities with a one year or greater unrealized loss position, as of December 31, 2021, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Corporation expects to collect principal and interest payments as defined under the original terms as all contracted payments on securities in the portfolio are current as of December 31, 2021.

NOTE 3 — LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the classes of the loan portfolio summarized by risk rating as of December 31, 2021 and 2020:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Grade:
1-6 Pass	$81,561	$90,906	$498,565	$444,119
7 Special Mention	—	—	1,098	814
8 Substandard	796	919	21,248	20,975
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	169	50	743	820
Total loans	$82,526	$91,875	$521,654	$466,728

	Residential Real Estate
	Including Home Equity		Consumer
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Grade:
1-6 Pass	$141,983	$155,698	$5,210	$4,934
7 Special Mention	570	225	—	—
8 Substandard	1,020	1,186	5	18
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	(190)	(126)	63	72
Total loans	$143,383	$156,983	$5,278	$5,024

	Total Loans
	December 31,	December 31,
	2021	2020
Grade:
1-6 Pass	$727,319	$695,657
7 Special Mention	1,668	1,039
8 Substandard	23,069	23,098
9 Doubtful	—	—
Add (deduct): Unearned discount and	—	—
Net deferred loan fees and costs	785	816
Total loans	$752,841	$720,610

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $24,647,000 and $1,671,000 at December 31, 2021 and $9,337,000 and $1,843,000 at December 31, 2020. Commercial and Industrial loans also included $3,829,000 and $5,128,000 of GGLs and $4,894,000 and $22,976,000 of PPP loans as of December 31, 2021 and 2020, respectively. Loans held for sale amounted to $6,006,000 at December 31, 2021 and $17,300,000 at December 31, 2020.

The activity in the allowance for loan losses, by loan class, is summarized below for the years indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2021:
Allowance for Loan Losses:
Beginning balance	$787	$4,762	$1,643	$94	$647	$7,933
Charge-offs	(13)	(29)	(80)	(36)	—	(158)
Recoveries	—	30	4	11	—	45
Provision (credit)	(93)	645	(28)	15	321	860
Ending Balance	$681	$5,408	$1,539	$84	$968	$8,680
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$681	$5,408	$1,539	$84	$968	$8,680

Loans Receivable:
Ending Balance	$82,526	$521,654	$143,383	$5,278	$—	$752,841
Ending balance: individually
evaluated for impairment	$1,017	$11,803	$853	$—	$—	$13,673
Ending balance: collectively
evaluated for impairment	$81,509	$509,851	$142,530	$5,278	$—	$739,168

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2020:
Allowance for Loan Losses:
Beginning balance	$634	$4,116	$1,665	$114	$476	$7,005
Charge-offs	(90)	(141)	(33)	(37)	—	(301)
Recoveries	14	—	8	7	—	29
Provision (credit)	229	787	3	10	171	1,200
Ending Balance	$787	$4,762	$1,643	$94	$647	$7,933
Ending balance: individually
evaluated for impairment	$—	$8	$—	$—	$—	$8
Ending balance: collectively
evaluated for impairment	$787	$4,754	$1,643	$94	$647	$7,925

Loans Receivable:
Ending Balance	$91,875	$466,728	$156,983	$5,024	$—	$720,610
Ending balance: individually
evaluated for impairment	$1,095	$12,923	$1,036	$—	$—	$15,054
Ending balance: collectively
evaluated for impairment	$90,780	$453,805	$155,947	$5,024	$—	$705,556

The outstanding recorded investment of loans categorized as TDRs as of December 31, 2021 and December 31, 2020 was $8,020,000 and $9,563,000, respectively. The decrease in TDRs at December 31, 2021 as compared to December 31, 2020 is mainly attributable to the payoff of a Commercial Real Estate TDR to a real estate holding company which was completed during the third quarter of 2021 in the amount of $1,010,000, as well as regular principal payments on existing TDRs during the year ended December 31, 2021. There were no unfunded commitments on TDRs at December 31, 2021 and 2020.

During the year ended December 31, 2021, four loans with a combined post modification balance of $360,000 were modified as TDRs, compared to the year ended December 31, 2020 when eight loans with a combined post modification balance of $1,536,000 were modified as TDRs. The loan modifications for the year ended December 31, 2021 consisted of two term modifications beyond the original stated term and two payment modifications, compared to December 31, 2020 when the loan modifications consisted of two term modifications beyond the original stated term and six payment modifications.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	December 31,	December 31,
	2021	2020
Non-accrual TDRs	$1,413	$1,587
Accruing TDRs	6,607	7,976
Total	$8,020	$9,563

At December 31, 2021, three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $708,000, ten Commercial Real Estate loans classified as TDRs with a combined recorded investment of $590,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $14,000 were not in compliance with the terms of their restructure, compared to December 31, 2020 when three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $745,000, seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $984,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $18,000 were not in compliance with the terms of their restructure.

Three Commercial Real Estate loans totaling $285,000 that were modified as TDRs within the twelve months preceding December 31, 2021 experienced payment defaults during the year ended December 31, 2021. Of the loans that were modified as TDRs during the twelve months preceding December 31, 2020, two Commercial Real Estate loans totaling $57,000 experienced payment defaults during the year ended December 31, 2020.

The following table presents information regarding the loan modifications categorized as TDRs during the year ended December 31, 2021 and 2020.

(Dollars in thousands)	Year Ended December 31, 2021
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial and Industrial	—	$—	$—	$—
Commercial Real Estate	4	360	360	342
Total	4	$360	$360	$342

(Dollars in thousands)	Year Ended December 31, 2020
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial and Industrial	2	$42	$42	$40
Commercial Real Estate	6	1,494	1,494	1,486
Total	8	$1,536	$1,536	$1,526

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the year ended December 31, 2021 and 2020 with the total number of each type of modification performed.

	Year Ended December 31, 2021
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	—	—	—	—
Commercial Real Estate	—	2	2	4
Total	—	2	2	4

	Year Ended December 31, 2020
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial and Industrial	—	1	1	2
Commercial Real Estate	—	1	5	6
Total	—	2	6	8

In the wake of the COVID-19 pandemic, during the second quarter of 2020, the Corporation began granting loan modification requests to defer principal and/or interest payments or modify interest rates. These loans are not classified as TDRs according to Section 4013 of the CARES Act, as long as the specific criteria set forth in the Act are met. The table below presents information related to the loan modifications made in compliance with Section 4013 of the CARES Act for the year ended December 31, 2021:

(Dollars in thousands)	Commercial and		Commercial			Residential
	Industrial		Real Estate			Real Estate		Consumer		Total
		Recorded			Recorded		Recorded		Recorded		Recorded
	Count	Investment	Count		Investment	Count	Investment	Count	Investment	Count	Investment
Balance at December 31, 2020	7	$1,012	35		$15,260	2	$269	—	$—	44	$16,541
Additional modifications granted for the three months ended March 31, 2021	2	190	2		10,414	1	16	1	2	6	$10,622
Section 4013 CARES Act modifications returned to normal payment status during the three months ended March 31, 2021 (a)	(2)	(612)	(29)		(12,780)	(2)	(130)	—	—	(33)	$(13,522)
Principal payments net of draws on active deferred loans for the three months ended March 31, 2021 (b)	N/A	—	N/A		—	N/A	—	N/A	—	N/A	—
Balance at March 31, 2021	7	$590	8		$12,894	1	$155	1	$2	17	$13,641
Additional modifications granted for the three months ended June 30, 2021	—	—	—		—	—	—	—	—	—	—
Section 4013 CARES Act modifications returned to normal payment status during the three months ended June 30, 2021 (a)	(1)	(143)	(6)		(2,480)	(1)	(155)	(1)	(2)	(9)	(2,780)
Principal payments net of draws on active deferred loans for the three months ended June 30, 2021 (b)	N/A	—	N/A		(293)	N/A	—	N/A	—	N/A	(293)
Balance at June 30, 2021	6	$447	2		$10,121	—	$—	—	$—	8	$10,568
Additional modifications granted for the three months ended September 30, 2021	—	—	—		—	—	—	—	—	—	—
Section 4013 CARES Act modifications returned to normal payment status during the three months ended September 30, 2021 (a)	(6)	(447)	(1)		(698)	—	—	—	—	(7)	(1,145)
Principal payments net of draws on active deferred loans for the three months ended September 30, 2021 (b)	N/A	—	N/A		—	N/A	—	N/A	—	N/A	—
Balance at September 30, 2021	—	$—	1		$9,423	—	$—	—	$—	1	$9,423
Additional modifications granted for the three months ended December 31, 2021	—	—	—		—	—	—	—	—	—	—
Section 4013 CARES Act modifications returned to normal payment status during the three months ended December 31, 2021 (a)	—	—	—	—	—	—	—	—	—	—	—
Principal payments net of draws on active deferred loans for the three months ended December 31, 2021 (b)	N/A	—	N/A		—	N/A	—	N/A	—	N/A	—
Balance at December 31, 2021	—	$—	1		$9,423	—	$—	—	$—	1	$9,423

Percent of Total Section 4013 CARES Act Modifications as of December 31, 2021		0.00%			100.00%		0.00%		0.00%		100.00%
Percent of Total Section 4013 CARES Act Modifications to Total Loans as of December 31, 2021		0.00%			1.25%		0.00%		0.00%		1.25%
Subsequent modifications granted during the three months ended December 31, 2021 for active deferred loans outstanding as of December 31, 2021	—	$—	—		$—	—	$—	—	$—	—	$—

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below at December 31, 2021 and 2020.

(Dollars in thousands)	December 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,017	$1,017	$—	$1,095	$1,095	$—
Commercial Real Estate	11,803	14,735	—	12,438	15,400	—
Residential Real Estate	853	885	—	1,036	1,120	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	—	—	—	485	485	8
Residential Real Estate	—	—	—	—	—	—
Total	$13,673	$16,637	$—	$15,054	$18,100	$8

Total consists of:
Commercial and Industrial	$1,017	$1,017	$—	$1,095	$1,095	$—
Commercial Real Estate	$11,803	$14,735	$—	$12,923	$15,885	$8
Residential Real Estate	$853	$885	$—	$1,036	$1,120	$—

At December 31, 2021 and 2020, $8,020,000 and $9,563,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 at both December 31, 2021 and December 31, 2020. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the years ended December 31, 2021 and 2020.

(Dollars in thousands)	For the Year Ended		For the Year Ended
	December 31, 2021		December 31, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,052	$9	$1,082	$14
Commercial Real Estate	12,571	346	11,463	371
Residential Real Estate	1,107	2	1,026	1

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	198	—	118	5
Residential Real Estate	—	—	13	1
Total	$14,928	$357	$13,702	$392

Total consists of:
Commercial and Industrial	$1,052	$9	$1,082	$14
Commercial Real Estate	$12,769	$346	$11,581	$376
Residential Real Estate	$1,107	$2	$1,039	$2

Of the $357,000 and $392,000 in interest income recognized on impaired loans for the years ended December 31, 2021 and 2020, respectively, $3,000 and $5,000 in interest income was recognized with respect to non-accrual loans for each respective period.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of December 31, 2021 and 2020 were as follows:

(Dollars in thousands)	December 31,	December 31,
	2021	2020
Commercial and Industrial	$708	$745
Commercial Real Estate	5,519	5,315
Residential Real Estate	839	1,018
Total non-accrual loans	7,066	7,078
Foreclosed assets held for resale	—	28
Loans past-due 90 days or more and still accruing interest	—	13
Total non-performing assets	$7,066	$7,119

If interest on non-accrual loans had been accrued at original contract rates, interest income would have increased by $1,858,000 in 2021 and $1,461,000 in 2020.

There were no foreclosed assets held for resale at December 31, 2021. The $28,000 in foreclosed assets held for resale at December 31, 2020 was represented by land. At December 31, 2020, all foreclosed assets were held as the result of obtaining physical possession. Consumer mortgage loans secured by residential real estate for which the Corporation has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $41,000 at both December 31, 2021 and December 31, 2020. These balances were not included in foreclosed assets held for resale at December 31, 2021 or December 31, 2020.

The following tables present the classes of the loan portfolio summarized by the past-due status at December 31, 2021 and 2020:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2021:
Commercial and Industrial	$47	$—	$678	$725	$81,801	$82,526	$—
Commercial Real Estate	116	189	4,891	5,196	516,458	521,654	—
Residential Real Estate	553	191	839	1,583	141,800	143,383	—
Consumer	14	—	—	14	5,264	5,278	—
Total	$730	$380	$6,408	$7,518	$745,323	$752,841	$—

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2020:
Commercial and Industrial	$—	$—	$745	$745	$91,130	$91,875	$—
Commercial Real Estate	1,879	968	4,552	7,399	459,329	466,728	—
Residential Real Estate	628	74	1,031	1,733	155,250	156,983	13
Consumer	19	6	—	25	4,999	5,024	—
Total	$2,526	$1,048	$6,328	$9,902	$710,708	$720,610	$13

At this time, there have been no material fluctuations in past-due loans as a result of the COVID-19 pandemic.

At December 31, 2021 and 2020 commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit in the amount of $1,249,000 that was associated with a loan to a developer of a residential sub-division.

NOTE 4 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2021 and 2020 is as follows:

(Dollars in thousands)

	Estimated Useful
	Life (in years)	2021	2020
Land	N/A	$3,744	$3,744
Buildings	5-40	20,929	20,781
Leasehold improvements	1-20	193	187
Equipment	3-25	8,031	7,895
		32,897	32,607
Less: Accumulated depreciation		14,739	13,929
Total		$18,158	$18,678

Depreciation amounted to $1,008,000 for 2021 and $1,041,000 for 2020.

NOTE 5 — DEPOSITS

Major classifications of deposits at December 31, 2021 and 2020 consisted of:

(Dollars in thousands)	December 31,	December 31,
	2021	2020
Non-interest bearing demand	$249,040	$198,499
Interest bearing demand	395,033	330,253
Savings	260,804	214,908
Time certificates of deposits less than $250,000	158,914	177,652
Time certificates of deposits $250,000 or greater	13,030	15,029
Other time	1,148	1,147
Total deposits	$1,077,969	$937,488

Total deposits increased $140,481,000 to $1,077,969,000 as of December 31, 2021 due to increases in non-interest bearing, interest bearing and savings deposits. The increase in deposits was the result of many different factors including the deposit of stimulus funds, PPP loan proceeds, a $73,000,000 increase in highly rate sensitive deposits and other normal fluctuations in deposits during 2021.

The following is a schedule reflecting classification and remaining maturities of time deposits at December 31, 2021:

(Dollars in thousands)

Year Ending
2022	$98,618
2023	31,049
2024	25,252
2025	9,556
2026	8,589
Thereafter	28
Total time deposits	$173,092

NOTE 6 — SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and FHLB advances, which generally represent overnight or less than 30 -day borrowings.

Short-term borrowings and weighted-average interest rates at and for the years ended December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	2021		2020
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	0.36%	$—	0.37%
Securities sold under agreements to repurchase	27,377	0.35%	19,494	0.58%
Federal Discount Window	—	0.36%	—	0.37%
Federal Home Loan Bank of Pittsburgh	—	0.34%	—	1.00%
Total	$27,377	0.35%	$19,494	0.82%

At December 31, 2021, the maximum borrowing capacity of federal funds purchased and the Federal Discount Window was $15,000,000 and $3,162,000, respectively. Please refer to Note 7 ― Long-Term Borrowings for the Corporation’s maximum borrowing capacity at FHLB.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2021 and 2020.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
December 31, 2021
Repurchase agreements (a)	$27,377	$—	$27,377	$(27,377)	$—	$—

December 31, 2020
Repurchase agreements (a)	$19,494	$—	$19,494	$(19,494)	$—	$—
(a)	As of December 31, 2021 and 2020, the fair value of securities pledged in connection with repurchase agreements was $37,735,000 and $23,695,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of December 31, 2021.

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
December 31, 2021:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$27,377	$—	$—	$—	$27,377
Total	$27,377	$—	$—	$—	$27,377

NOTE 7 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Bank. The qualifying assets are real estate mortgages and certain investment securities.

A schedule of long-term borrowings by maturity as of December 31, 2021 and 2020 follows:

(Dollars in thousands)

	2021	2020
Due 2021, 1.42% to 1.58%	—	10,000
Due 2022, 2.34%	10,000	10,000
Due 2023, 2.96%	3,000	3,000
Due 2024, 1.68%	20,000	20,000
Due 2028, 5.14%	2,000	2,000
Total long-term borrowings	$35,000	$45,000

The Corporation’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, FHLB may declare all indebtedness of the Corporation immediately due. In addition, FHLB shall not be required to fund advances under any outstanding commitments.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Corporation’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Corporation’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Corporation to pledge collateral in the amount necessary to secure these funds. The Corporation began utilizing this service offered by the FHLB during the second quarter of 2021. There were no irrevocable standby letters of credit which could be drawn on through FHLB’s close of business on December 31, 2021. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Bank. Principal qualifying assets are certain real estate mortgages and investment securities. As of December 31, 2021, loans of $605,865,000 were pledged to FHLB which resulted in a FHLB maximum borrowing capacity of $433,394,000. As of December 31, 2021, no securities were pledged as collateral to FHLB to secure FHLB loans and letters of credit.

NOTE 8 — SUBORDINATED DEBENTURES

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The Corporation utilized the net proceeds it received from the sale of the 2020 Notes to support organic growth and for general corporate purposes.

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

NOTE 9 — INCOME TAXES

The current and deferred components of the income tax expense consisted of the following:

(Dollars in thousands)

	2021	2020
Federal
Current	$2,432	$2,168
Deferred	(111)	(591)
Income tax expense	$2,321	$1,577

The following is a reconciliation between the income tax expense and the amount of income taxes which would have been provided at the statutory rate of 21%:

(Dollars in thousands)

	2021		2020
	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$3,572	21.0%	$2,817	21.0%
Tax-exempt income	(761)	(4.5)	(664)	(4.9)
Low-income housing credits	(405)	(2.4)	(405)	(3.0)
Bank owned life insurance income	(126)	(0.7)	(128)	(1.0)
Other	41	0.2	(43)	(0.3)
Income tax expense and rate	$2,321	13.6%	$1,577	11.8%

The components of the net deferred tax liability at December 31, 2021 and 2020 are as follows:

(Dollars in thousands)

	2021	2020
Deferred Tax Assets:
Allowance for loan losses	$1,823	$1,666
Provision for unfunded commitments	37	27
Deferred compensation	260	251
Contributions	8	—
Accrued rent expense	100	95
Operating lease liabilities	315	318
Finance lease liabilities	3	18
Limited partnership investments	283	252
Impairment loss on securities	4	4
Writedowns on OREO properties	—	2
Deferred health insurance	37	17
Capital and net operating loss carry forwards	438	88
Valuation allowance related to state net operating losses	(438)	(88)
Total	2,870	2,650
Deferred Tax Liabilities:
Net unrealized gains on debt securities available-for-sale	2,017	3,421
Loan fees and costs	164	171
Net unrealized gains on marketable equity securities	354	262
Operating lease right-of-use assets	315	318
Accumulated depreciation	300	307
Accretion	41	18
Mortgage servicing rights	53	42
Intangibles	257	257
Total	3,501	4,796
Net Deferred Tax Liability	$(631)	$(2,146)

A valuation allowance for deferred tax assets was recorded in the amount of $438,000 and $88,000 at December 31, 2021 and 2020, respectively. The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2021 and 2020, the Corporation had state net operating loss carryforwards, net of a valuation allowance, of $0, which are available to offset future state taxable income, and expire at various dates through 2041.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2021.

The Corporation did not have any uncertain tax positions at December 31, 2021 and 2020.

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2018.

NOTE 10 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Effective January 1, 2014, the Plan became a Safe Harbor Plan. Under the savings feature, the Corporation makes safe harbor matching contributions of 100% of the first 3% of compensation an employee contributes to the Plan and 50% of the next 2% of compensation an employee contributes to the Plan. The safe harbor matching contributions amounted to $343,000 and $330,000 in 2021 and 2020, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $518,000 and $455,000 in 2021 and 2020, respectively.

The Corporation also has non-qualified deferred compensation agreements with one of its current officers and five retired officers. These agreements are essentially unsecured promises by the Corporation to make monthly payments to the officers over fifteen or twenty year periods. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Corporation recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Corporation’s accrued liability for these deferred compensation agreements, reported in other liabilities on the consolidated balance sheets, as of December 31, 2021 and 2020, was $934,000 and $995,000, respectively. The related expense for these agreements, reported in salaries and employee benefits on the consolidated statements of income, amounted to $65,000 and $70,000 in 2021 and 2020, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

The Corporation currently leases three branch banking facilities and one parcel of land under operating leases. At December 31, 2021, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,025,000 and $1,499,000, respectively. Further options to extend or terminate the leases are not applicable for any of the four leases. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Corporation recognized total operating lease costs for the years ended December 31, 2021 and 2020 of $178,000 and $413,000, respectively. Cash payments totaled $156,000 and $154,000 for the years ended December 31, 2021 and 2020, respectively.

The Corporation currently has one finance lease for equipment. At December 31, 2021, right-of-use assets and lease liabilities were recorded related to this finance lease totaling $34,000 and $16,000, respectively. Amounts recognized as right-of-use assets related to finance leases are included in premises and equipment, net in the accompanying consolidated balance sheets. Further options to extend or terminate the lease are not applicable. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. The lease does not contain an implicit rate; therefore, our incremental borrowing rate was used for the lease.

Total finance lease costs that were recognized by the Corporation for the years ended December 31, 2021 and 2020 were immaterial. Cash payments totaled $10,000 and $4,000 for the years ended December 31, 2021 and 2020, respectively.

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of December 31, 2021 and 2020.

	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
	Operating	Operating	Finance	Finance
Weighted-average term (years)	24.51	25.09	1.67	5.55
Weighted-average discount rate	3.89%	3.86%	0.68%	0.88%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$120	$140	$10	$19
After one but within two years	68	86	7	19
After two but within three years	68	68	—	15
After three but within four years	68	68	—	9
After four but within five years	68	68	—	9
After five years	2,190	2,258	—	16
Total undiscounted cash flows	2,582	2,688	17	87
Discount on cash flows	(1,083)	(1,175)	(1)	(3)
Total lease liability	$1,499	$1,513	$16	$84

NOTE 12 — RELATED PARTY TRANSACTIONS

Certain directors, executive officers and immediate family members of First Keystone Corporation and its subsidiary, and companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Corporation at December 31, 2021 and 2020. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans consists of the following:

(Dollars in thousands)

	2021	2020
Balance at January 1	$14,824	$16,240
Additions	9,558	11,108
Deductions	(13,198)	(12,524)
Balance at December 31	$11,184	$14,824

The summary of activity on the related party loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for

2021 and 2020, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $4,896,000 and $7,453,000 respectively, on the above loans.

Deposits from certain officers, directors and immediate family members and/or their related companies held by the Bank amounted to $25,995,000 and $25,332,000 at December 31, 2021 and 2020, respectively.

NOTE 13 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2021, $19,251,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2021 and 2020, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2021 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Dollars in thousands)			For Capital		Minimum Capital		To Be Well Capitalized
			Adequacy		Adequacy with		Under Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total Capital (to Risk-Weighted Assets)	$139,811	16.57%	$67,484	8.00%	$88,572	10.50%	$84,355	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$130,954	15.52%	$50,613	6.00%	$71,701	8.50%	$67,484	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$130,954	15.52%	$37,960	4.50%	$59,048	7.00%	$54,831	6.50%
Tier 1 Capital (to Average Assets)	$130,954	10.14%	$51,638	4.00%	$51,638	4.00%	$64,548	5.00%

(Dollars in thousands)			For Capital		Minimum Capital		To Be Well Capitalized
			Adequacy		Adequacy with		Under Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total Capital (to Risk-Weighted Assets)	$129,704	17.05%	$60,842	8.00%	$79,856	10.50%	$76,053	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$121,642	15.99%	$45,632	6.00%	$64,645	8.50%	$60,842	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$121,642	15.99%	$34,224	4.50%	$53,237	7.00%	$49,434	6.50%
Tier 1 Capital (to Average Assets)	$121,642	10.81%	$45,006	4.00%	$45,006	4.00%	$56,258	5.00%

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2021 and 2020 were as follows:

(Dollars in thousands)
	December 31, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$142,335	$114,836
Financial standby letters of credit	$2,000	$1,175
Performance standby letters of credit	$3,727	$3,448

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At December 31, 2021, the Corporation had $665,037,000 in loans secured by real estate, which represented 88.3% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of December 31, 2021 and 2020, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were 63,554 in 2021 and 66,775 in 2020. Remaining shares authorized in the plan were 394,535 as of December 31, 2021.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At December 31, 2021 and 2020, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

December 31, 2021	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,729	$—	$—	$7,729
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	114,911	—	114,911
Other	—	7,576	—	7,576
Other mortgage backed debt securities	—	39,550	—	39,550
Obligations of state and political subdivisions	—	186,176	—	186,176
Asset backed securities	—	36,542	—	36,542
Corporate debt securities	—	45,432	—	45,432
Total debt securities available-for-sale	7,729	430,187	—	437,916
Marketable equity securities	1,962	—	—	1,962
Total recurring fair value measurements	$9,691	$430,187	$—	$439,878

(Dollars in thousands)

December 31, 2020	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$—	$—	$—	$—
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	77,573	—	77,573
Other	—	10,430	—	10,430
Other mortgage backed debt securities	—	39,844	—	39,844
Obligations of state and political subdivisions	—	165,101	—	165,101
Asset backed securities	—	44,821	—	44,821
Corporate debt securities	—	28,942	—	28,942
Total debt securities available-for-sale	—	366,711	—	366,711
Marketable equity securities	1,646	—	—	1,646
Total recurring fair value measurements	$1,646	$366,711	$—	$368,357

The estimated fair values of equity securities and US Treasury debt securities classified as Level 1 are derived from quoted market prices in active markets; the equity securities consist mainly of stocks held in other banks. The estimated fair values of all other debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2021 and 2020.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2021 and 2020, impaired loans measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2021
Impaired loans:
Commercial Real Estate	$—	$—	$5,954	$5,954
Residential Real Estate	—	—	30	30
Total impaired loans	$—	$—	$5,984	$5,984

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2020
Impaired loans:
Commercial Real Estate	$—	$—	$6,497	$6,497
Residential Real Estate	—	—	111	111
Total impaired loans	$—	$—	$6,608	$6,608

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2021 and 2020, foreclosed assets held for resale measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2021
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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
December 31, 2021	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans - collateral dependent	$3,120	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(15%) – (44%)	(15%)
Impaired loans - other	$2,864	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)
Foreclosed assets held for resale	$—	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(0%) –(0%)	(0%)

December 31, 2020
Impaired loans - collateral dependent	$3,679	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(15%) – (73%)	(17%)
Impaired loans - other	$2,929	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)
Foreclosed assets held for resale	$28	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(28%) – (28%)	(28%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2021
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,600	$9,600	$—	$—	$9,600
Interest-bearing deposits in other banks	51,738	—	51,738	—	51,738
Time deposits with other banks	247	—	247	—	247
Restricted investment in bank stocks	1,919	—	1,919	—	1,919
Net loans	744,161	—	—	762,914	762,914
Mortgage servicing rights	367	—	—	367	367
Accrued interest receivable	4,361	—	4,361	—	4,361

FINANCIAL LIABILITIES:
Demand, savings and other deposits	904,877	—	904,877	—	904,877
Time deposits	173,092	—	172,897	—	172,897
Short-term borrowings	27,377	—	27,380	—	27,380
Long-term borrowings	35,000	—	35,987	—	35,987
Subordinated debentures	25,000	—	24,384	—	24,384
Accrued interest payable	251	—	251	—	251

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2020
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,833	$8,833	$—	$—	$8,833
Interest-bearing deposits in other banks	15,347	—	15,347	—	15,347
Time deposits with other banks	247	—	253	—	253
Restricted investment in bank stocks	2,247	—	2,247	—	2,247
Net loans	712,677	—	—	741,934	741,934
Mortgage servicing rights	262	—	—	262	262
Accrued interest receivable	4,544	—	4,544	—	4,544

FINANCIAL LIABILITIES:
Demand, savings and other deposits	743,660	—	743,660	—	743,660
Time deposits	193,828	—	196,200	—	196,200
Short-term borrowings	19,494	—	19,498	—	19,498
Long-term borrowings	45,000	—	47,237	—	47,237
Subordinated debentures	25,000	—	25,378	—	25,378
Accrued interest payable	405	—	405	—	405

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Corporation and, therefore, are not included in our Consolidated Financial Statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of December 31, 2021 and 2020, the fair value of trust assets under management was $108,339,000 and $107,336,000, respectively. The costs of acquiring asset management customers are incremental and recognized within the non-interest expense of the consolidated statements of income.

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

NOTE 18 – GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $19,133,000 at December 31, 2021 and December 31, 2020.

Impairment testing is performed on an annual basis, using either a qualitative or quantitative approach. The assumptions used in the impairment test of goodwill are susceptible to change based on changes in economic conditions and other factors, including our stock price. Any change in the assumptions utilized to determine the carrying value of goodwill could adversely affect our results of operations. Management notes that the emergence of COVID-19 as a global pandemic in 2020 and throughout 2021 resulted in significant deterioration in general economic conditions and the environment in which the Company operates. This uncertainty in 2020 resulted in significant decreases in the market prices for the stock of institutions in the financial services industry, including the Company, however, many stock prices recovered through the end of 2020 and throughout 2021.

Goodwill was evaluated for impairment at December 31, 2021, and it was determined that goodwill was not impaired. Management evaluated the need for an interim goodwill impairment analysis and determined that there were no triggering events or negative factors affecting goodwill since the previous test that would indicate goodwill was impaired as of December 31, 2021.

NOTE 19 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2021	2020
ASSETS
Cash	$13,788	$14,022
Investment in banking subsidiary	157,675	153,645
Marketable equity securities	1,962	1,646
Prepaid expenses and other assets	894	778
TOTAL ASSETS	$174,319	$170,091

LIABILITIES
Advances from banking subsidiary	$413	$523
Subordinated Debentures	25,000	25,000
Accrued expenses and other liabilities	351	326
TOTAL LIABILITIES	25,764	25,849

STOCKHOLDERS’ EQUITY
Common stock	12,358	12,231
Surplus	40,940	39,543
Retained earnings	93,378	85,307
Accumulated other comprehensive income	7,588	12,870
Treasury stock, at cost	(5,709)	(5,709)
TOTAL STOCKHOLDERS’ EQUITY	148,555	144,242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,319	$170,091

STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,
	2021	2020
INCOME
Dividends from subsidiary bank	$6,043	$6,102
Net securities gains (losses)	323	(287)
Other income	105	89
TOTAL INCOME	6,471	5,904

EXPENSE
Interest on subordinated debt	1,094	64
Other expense	187	181
TOTAL EXPENSE	1,281	245

INCOME BEFORE INCOME TAX BENEFIT	5,190	5,659
INCOME TAX BENEFIT	(186)	(98)
	5,376	5,757
EQUITY IN UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY	9,312	6,080

NET INCOME	$14,688	$11,837

STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2021	2020
Net Income	$14,688	$11,837

Other comprehensive income:

Equity in other comprehensive income of banking subsidiary	(5,282)	8,649

Total other comprehensive income	(5,282)	8,649
Total Comprehensive Income	$9,406	$20,486

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,688	$11,837
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on securities	(323)	287
Deferred income tax expense (benefit)	91	(83)
Equity in undistributed earnings of banking subsidiary	(9,312)	(6,080)
Investment in banking subsidiary	—	(22,500)
Increase in prepaid/accrued expenses and other assets/liabilities	(168)	(563)
(Decrease) increase in advances from banking subsidiary	(110)	141
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,866	(16,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	6	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	6	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subordinated debentures	—	25,000
Proceeds from issuance of common stock	1,511	1,298
Dividends paid	(6,617)	(6,308)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,106)	19,990

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(234)	3,029
CASH AND CASH EQUIVALENTS, BEGINNING	14,022	10,993
CASH AND CASH EQUIVALENTS, ENDING	$13,788	$14,022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2021.

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

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2021, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021. This report can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There was no information required on Form 8-K during this quarter that was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

CODE OF ETHICS

The Corporation has adopted a Directors and Senior Management Code of Ethics, which applies to all members of the Board of Directors and to senior officers of the Corporation. It can be found on the Investor Relations section of our website at https://.firstkeystonecorp.fkc.bank.

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

FIRST KEYSTONE CORPORATION

/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 14, 2022
John E. Arndt, Vice Chairman/Director	Date

/s/ D. Matthew Bower	March 14, 2022
D. Matthew Bower, Director	Date

/s/ Robert A. Bull	March 14, 2022
Robert A. Bull, Chairman/Director	Date

/s/ Robert E. Bull	March 14, 2022
Robert E. Bull, Director	Date

/s/ Michael L. Jezewski	March 14, 2022
Michael L. Jezewski, Director	Date

/s/ Nancy J. Marr	March 14, 2022
Nancy J. Marr, Director	Date

/s/ William E. Rinehart	March 14, 2022
William E. Rinehart, Director	Date

/s/ Diane C.A. Rosler	March 14, 2022
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 14, 2022
David R. Saracino, Secretary/Director	Date

/s/ Elaine A. Woodland	March 14, 2022
Elaine A. Woodland, President/ Chief Executive Officer/Director	Date