Form 10-Q
period 2022-03-31
FIRST KEYSTONE CORP
filed 2022-05-06
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 5,963,521 shares as of May 4, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$8,831	$9,600
Interest-bearing deposits in other banks	1,068	51,738
Total cash and cash equivalents	9,899	61,338
Time deposits with other banks	—	247
Debt securities available-for-sale, at fair value	434,881	437,916
Marketable equity securities, at fair value	1,899	1,962
Restricted investment in bank stocks, at cost	3,049	1,919

Loans	774,322	746,835
Loans held for sale	4,706	6,006
Allowance for loan losses	(8,937)	(8,680)
Net loans	770,091	744,161
Premises and equipment, net	17,994	18,158
Operating lease right-of-use assets	1,035	1,025
Accrued interest receivable	4,321	4,361
Cash surrender value of bank owned life insurance	24,940	24,792
Investments in low-income housing partnerships	1,462	1,530
Goodwill	19,133	19,133
Deferred income taxes	3,922	—
Other assets	4,461	3,808
TOTAL ASSETS	$1,297,087	$1,320,350

LIABILITIES
Deposits:
Non-interest bearing	$241,600	$249,040
Interest bearing	803,877	828,929
Total deposits	1,045,477	1,077,969
Short-term borrowings	52,331	27,377
Long-term borrowings	35,000	35,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	1,513	1,499
Accrued interest payable	506	251
Deferred income taxes	—	631
Other liabilities	3,705	4,068
TOTAL LIABILITIES	1,163,532	1,171,795

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of March 31, 2022 and December 31, 2021; issued 0 as of March 31, 2022 and December 31, 2021	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of March 31, 2022 and December 31, 2021; issued 6,195,132 as of March 31, 2022 and 6,178,835 as of December 31, 2021; outstanding 5,963,521 as of March 31, 2022 and 5,947,223 as of December 31, 2021	12,390	12,358
Surplus	41,312	40,940
Retained earnings	95,256	93,378
Accumulated other comprehensive (loss) income	(9,694)	7,588
Treasury stock, at cost, 231,611 shares as of March 31, 2022 and 231,612 shares as of December 31, 2021	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	133,555	148,555
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,297,087	$1,320,350

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31,
	2022	2021

Interest and fees on loans	$8,176	$8,154
Interest and dividend income on securities:
Taxable	1,571	1,240
Tax-exempt	836	840
Dividends	13	12
Dividend income on restricted investment in bank stocks	21	26
Interest on interest-bearing deposits in other banks	12	3
Total interest income	10,629	10,275
INTEREST EXPENSE
Interest on deposits	685	795
Interest on short-term borrowings	28	20
Interest on long-term borrowings	190	217
Interest on subordinated debt	270	273
Total interest expense	1,173	1,305
Net interest income	9,456	8,970
Provision for loan losses	219	135
Net interest income after provision for loan losses	9,237	8,835
NON-INTEREST INCOME
Trust department	250	253
Service charges and fees	509	375
Increase in cash surrender value of life insurance	148	149
ATM fees and debit card income	509	516
(Losses) gains on sales of mortgage loans	(34)	354
Net securities (losses) gains	(63)	115
Other	70	113
Total non-interest income	1,389	1,875
NON-INTEREST EXPENSE
Salaries and employee benefits	3,554	3,300
Occupancy, net	492	497
Furniture and equipment expense	155	138
Computer expense	370	270
Professional services	298	259
Pennsylvania shares tax	324	313
FDIC insurance, net	137	87
ATM and debit card fees	128	200
Data processing fees	258	294
Foreclosed assets held for resale expense, net	—	3
Advertising	72	72
Other	728	764
Total non-interest expense	6,516	6,197
Income before income tax expense	4,110	4,513
Income tax expense	567	635
NET INCOME	$3,543	$3,878
PER SHARE DATA
Net income per share:
Basic	$0.60	$0.66
Diluted	0.60	0.66
Dividends per share	0.28	0.28

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31,
	2022	2021

Net Income	$3,543	$3,878

Other comprehensive loss:
Unrealized net holding losses on debt securities available-for-sale arising during the period, net of income taxes of $(4,594) and $(1,042), respectively	(17,282)	(3,923)

Total other comprehensive loss	(17,282)	(3,923)

Total Comprehensive Loss	$(13,739)	$(45)

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity
Balance at January 1, 2022	6,178,835	$12,358	$40,940	$93,378	$7,588	$(5,709)	$148,555
Net Income				3,543			3,543
Other comprehensive loss, net of taxes					(17,282)		(17,282)
Issuance of common stock under dividend reinvestment plan	16,297	32	372				404
Dividends - $0.28 per share				(1,665)			(1,665)
Balance at March 31, 2022	6,195,132	$12,390	$41,312	$95,256	$(9,694)	$(5,709)	$133,555

Balance at January 1, 2021	6,115,281	$12,231	$39,543	$85,307	$12,870	$(5,709)	$144,242
Net Income				3,878			3,878
Other comprehensive loss, net of taxes					(3,923)		(3,923)
Issuance of common stock under dividend reinvestment plan	16,304	32	351				383
Dividends - $0.28 per share				(1,647)			(1,647)
Balance at March 31, 2021	6,131,585	$12,263	$39,894	$87,538	$8,947	$(5,709)	$142,933

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(Dollars in thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,543	$3,878
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	219	135
Depreciation and amortization	261	255
Net premium amortization on securities	838	658
Deferred income tax expense (benefit)	41	(147)
Net losses (gains) on sales of mortgage loans	34	(354)
Proceeds from sales of mortgage loans originated for sale	4,429	9,381
Originations of mortgage loans originated for sale	(3,201)	(11,365)
Net securities losses (gains)	63	(115)
Decrease in accrued interest receivable	40	186
Increase in cash surrender value of bank owned life insurance	(148)	(149)
Net losses on disposals of premises and equipment	8	1
Increase in other assets	(655)	(889)
Amortization of investment in low-income housing partnerships	68	93
Increase in accrued interest payable	255	232
(Decrease) increase in other liabilities	(347)	433
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,448	2,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and redemptions of debt securities available-for-sale	14,635	14,300
Purchases of debt securities available-for-sale	(34,314)	(40,987)
Net decrease in time deposits with other banks	247	—
Net change in restricted investment in bank stocks	(1,130)	200
Net increase in loans	(27,411)	(62)
Purchase of premises and equipment	(97)	(13)
Proceeds from sales of foreclosed assets held for resale	—	28
NET CASH USED IN INVESTING ACTIVITIES	(48,070)	(26,534)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(32,492)	40,369
Net increase in short-term borrowings	24,954	2,929
Repayment of finance lease obligations	(2)	(2)
Repayment of long-term borrowings	—	(5,000)
Common stock issued	388	366
Dividends paid	(1,665)	(1,647)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,817)	37,015

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,439)	12,714
CASH AND CASH EQUIVALENTS, BEGINNING	61,338	24,180
CASH AND CASH EQUIVALENTS, ENDING	$9,899	$36,894

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$918	$1,073
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock subscription receivable	16	17
Right-of-use assets obtained in exchange for lease liabilities	35	33

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Recently adopted ASUs:

There were no ASUs adopted during the first quarter of 2022.

Pending ASUs:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), to delay the effective date for smaller reporting companies to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. It is currently unclear how the adoption of this standard will impact the Company’s consolidated financial statements, but the Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact that the adoption of the standard may have on the Company. The Company has taken steps to prepare for the implementation when it becomes effective, such as: forming an internal committee, gathering pertinent data, consulting with outside professionals, subscribing to a new software system, and running existing and new methodologies concurrently through the period of implementation.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) by creditors that have adopted the current expected credit losses (“CECL”) model and enhances disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The ASU also amends the guidance on “vintage disclosures” to require disclosure of current-period gross charge-offs by year of origination. For entities that have not yet adopted ASU 2016-13, the amendments in ASU 2022-02 are effective upon adoption of ASU 2016-13. Entities may elect to apply the guidance on TDR recognition and measurement by using a modified retrospective transition method, which would result in a cumulative-effect adjustment to retained earnings, or to adopt the amendments prospectively. If an entity elects to adopt the updated guidance on TDR recognition and measurement prospectively, the guidance should be applied to modifications occurring after the date of adoption. The amendments on TDR disclosures and vintage disclosures should be adopted prospectively. The Company plans to adopt ASU 2022-02 upon the adoption of ASU 2016-13 and is currently evaluating the provisions of ASU 2022-02 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “Available-For-Sale” were as follows at March 31, 2022 and December 31, 2021:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2022:	Cost	Gains	Losses	Value
U.S. Treasury securities	$20,213	$—	$(906)	$19,307
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	118,832	52	(6,366)	112,518
Other	6,818	4	(78)	6,744
Other mortgage backed securities	42,152	—	(1,642)	40,510
Obligations of state and political subdivisions	178,308	3,472	(5,557)	176,223
Asset backed securities	34,511	15	(556)	33,970
Corporate debt securities	46,318	192	(901)	45,609
Total	$447,152	$3,735	$(16,006)	$434,881

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,825	$—	$(96)	$7,729
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	116,039	560	(1,688)	114,911
Other	7,636	5	(65)	7,576
Other mortgage backed securities	39,881	99	(430)	39,550
Obligations of state and political subdivisions	175,021	11,709	(554)	186,176
Asset backed securities	36,555	143	(156)	36,542
Corporate debt securities	45,354	448	(370)	45,432
Total	$428,311	$12,964	$(3,359)	$437,916

Securities Available-for-Sale with an aggregate fair value of $365,293,000 at March 31, 2022 and $401,861,000 at December 31, 2021, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $285,453,000 at March 31, 2022 and $318,074,000 at December 31, 2021.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at March 31, 2022. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		March 31, 2022
		Debt Securities Available-For-Sale
(Dollars in thousands)		U.S. Government	Other	Obligations
		Agency &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$—	$4,483	$—	$1,559
Fair value	—	—	—	4,501	—	1,569

1 - 5 Years:
Amortized cost	12,381	542	7,945	20,991	394	13,247
Fair value	12,030	541	7,826	21,057	393	13,359

5 - 10 Years:
Amortized cost	7,832	14,964	3,036	29,410	—	31,512
Fair value	7,277	14,906	3,011	29,344	—	30,681

After 10 Years:
Amortized cost	—	110,144	31,171	123,424	34,117	—
Fair value	—	103,815	29,673	121,321	33,577	—

Total:
Amortized cost	$20,213	$125,650	$42,152	$178,308	$34,511	$46,318
Fair value	19,307	119,262	40,510	176,223	33,970	45,609
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at March 31, 2022. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

There were no proceeds from sales of investments in Debt Securities Available-For-Sale for the three months ended March 31, 2022 or 2021. Therefore, there were no gains or losses realized during these periods.

At March 31, 2022 and December 31, 2021, the Company had $1,899,000 and $1,962,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2022 and 2021:

(Dollars in thousands)	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Net (losses) and gains recognized during the period on equity securities	$(63)	$115
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Net (losses) and gains recognized during the reporting period on equity securities still held at the reporting date	$(63)	$115

There were no proceeds from sales of investments in Held-to-Maturity debt securities during the three months ended March 31, 2022 or 2021. Therefore, there were no gains or losses realized during these periods.

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

When OTTI occurs on debt securities, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, and the realized loss is recognized as impairment charges on securities on the consolidated statements of income. The amount of the total OTTI related to the other factors shall be recognized in other comprehensive (loss) income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the security.

The Company and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at March 31, 2022 or December 31, 2021.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of March 31, 2022 and December 31, 2021:

March 31, 2022

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$19,307	$(906)	$—	$—	$19,307	$(906)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	91,235	(4,872)	15,105	(1,494)	106,340	(6,366)
Other	390	(2)	5,995	(76)	6,385	(78)
Other mortgage-backed debt securities	32,823	(1,139)	7,687	(503)	40,510	(1,642)
Obligations of state and political subdivisions	77,253	(4,177)	10,737	(1,380)	87,990	(5,557)
Asset backed securities	23,769	(188)	5,598	(368)	29,367	(556)
Corporate debt securities	25,357	(729)	5,578	(172)	30,935	(901)
Total	$270,134	$(12,013)	$50,700	$(3,993)	$320,834	$(16,006)

December 31, 2021

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$7,729	$(96)	$—	$—	$7,729	$(96)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	66,195	(1,271)	11,697	(417)	77,892	(1,688)
Other	—	—	6,687	(65)	6,687	(65)
Other mortgage-backed debt securities	11,036	(225)	7,362	(205)	18,398	(430)
Obligations of state and political subdivisions	25,867	(362)	3,931	(192)	29,798	(554)
Asset backed securities	11,232	(49)	6,315	(107)	17,547	(156)
Corporate debt securities	19,485	(315)	3,445	(55)	22,930	(370)
Total	$141,544	$(2,318)	$39,437	$(1,041)	$180,981	$(3,359)

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

The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Company’s carrying value at any measurement date. Management does not believe any of their 125 debt securities with a less than one year unrealized loss position, or any of their 29 debt securities with a one year or greater unrealized loss position as of March 31, 2022, represent an other-than-temporary impairment, as the unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company expects to collect all principal and interest payments defined under the original terms as all contracted payments on securities in the portfolio are current as of March 31, 2022.

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

Commercial and Industrial Lending

The Company originates commercial and industrial loans principally to businesses located in its primary market area and surrounding areas. These loans are used for various business purposes, which include short-term loans and lines of credit to finance machinery and equipment, inventory and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Most business lines of credit are written on demand and are reviewed annually.

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

In underwriting commercial and industrial loans, an analysis is performed to evaluate the borrower’s character and capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as the conditions affecting the borrower. Evaluation of the borrower’s past, present and future cash flows is also an important aspect of the Company’s analysis of the borrower’s ability to repay. SBA Paycheck Protection Program (“PPP”) loans that have been issued by the Company as a result of the enactment of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) in response to the economic impact of the COVID-19 pandemic are included in the Company’s Commercial and Industrial portfolio and are underwritten according to all terms and conditions pursuant to the PPP as administered by the SBA under the CARES Act. See the Coronavirus Pandemic Impact on the Loan Portfolio section on page 14 for more information regarding the Company’s underwriting of these loans.

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

As an addition to the commercial loans receivable portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of March 31, 2022, the Company's balance of GGLs was $5,326,000, compared to $3,829,000 at December 31, 2021.

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

The Company’s one-to-four family residential mortgage originations are secured principally by properties located in its primary market area and surrounding areas. The Company offers fixed-rate mortgage loans with terms up to a maximum of thirty years for both permanent structures and those under construction. Loans with terms of thirty years are normally held for sale and sold without recourse; most of the residential mortgages held in the Company’s residential real estate portfolio have maximum terms of twenty years. Generally, the majority of the Company’s residential mortgage loans originate with a loan-to-value of eighty percent or less, or those with primary mortgage insurance at ninety-five percent or less. Home equity term loans are secured by the borrower’s primary residence and typically have a maximum loan-to-value of eighty percent and a maximum term of fifteen years. In general, home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of eighty percent and a maximum term of twenty years.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $4,706,000 and $6,006,000 at March 31, 2022 and December 31, 2021, respectively.

Consumer Lending

The Company offers a variety of secured and unsecured consumer loans, including vehicle loans, stock secured loans and loans secured by financial institution deposits. These loans originate primarily within or with customers from the Company’s market area.

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

Coronavirus Pandemic Impact on the Loan Portfolio

As a result of the economic impact of the COVID-19 coronavirus pandemic, the CARES Act was enacted in the United States on March 27, 2020. The Company is approved by the SBA to fund loans under the SBA’s Paycheck Protection Program created as part of the CARES Act. The PPP loans have 1.00% interest rates, lender fees, two or five-year terms (depending on date of origination), and may qualify for forgiveness. These loans funded by the Company are subject to the terms and conditions applicable to all loans made pursuant to the PPP, as administered by the SBA under the CARES Act. The PPP calls for these loans to be fully guaranteed by the SBA. PPP loan origination fees and certain loan origination costs have been deferred with the net amount accreted using the straight line method over the contractual life of the related loans as an interest yield adjustment. If a loan is forgiven pursuant to the terms and conditions applicable to the PPP, the remaining origination fees and costs are recognized at the time of forgiveness. All PPP loans are carried in the Company’s Commercial and Industrial loan portfolio. As of March 31, 2022, the Company held 51 PPP loans in its Commercial and Industrial portfolio which carried a balance of $1,244,000, of which 2 loans carrying an aggregate balance of $148,000 were granted during the first round of PPP issuance and 49 loans carrying an aggregate balance of $1,096,000 were granted during the second round of PPP issuance. At December 31, 2021, the Company held 122 PPP loans in its Commercial and Industrial portfolio, which carried an aggregate balance of $4,894,000, of which 2 loans carrying an aggregate balance of $160,000 were granted during the first round of PPP issuance and 120 loans carrying an aggregate balance of $4,734,000 were granted during the second round of PPP issuance.

An additional provision of the CARES Act, Section 4013 provides financial institutions the option to suspend requirements to categorize certain loan modifications as troubled debt restructurings as long as specific criteria are met. To qualify, the loan modifications must be made on a good-faith basis in response to the COVID-19 pandemic, must occur between March 1, 2020 and the earlier of September 30, 2021 or the termination date of the national emergency related to the COVID-19 pandemic as declared by the President of the United States, and the loans must have been paid current (less than 30 days past due prior to any relief) as of December 31, 2019. In compliance with Section 4013 of the CARES Act, the Company granted modification requests to defer principal and/or interest payments or modify interest rates on various loans across all portfolio segments. Of the loan modifications that were granted in compliance with Section 4013 of the CARES Act, there were no loan modifications still actively on deferral as of March 31, 2022, compared to December 31, 2021 when there was 1 loan modification still actively on deferral carrying a balance of $9,423,000. See page 22 for additional information regarding the Section 4013 CARES Act modifications.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are individually classified as impaired. Select loans are not aggregated for collective impairment evaluation, as such; all loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s contractual rate at inception. If a TDR is considered to be a collateral dependent loan, the loan may be reported at the net realizable value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Although PPP loans do not require an associated allowance for loan losses due to the program’s call for a full guarantee by the SBA, the Company has calculated a qualitative allocation for the PPP loans under the general component of the allowance for the Commercial and Industrial portfolio.

The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the amount of the reserve for unfunded lending commitments was $121,000 and $177,000, respectively.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of March 31, 2022 and December 31, 2021:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
Grade:
1-6 Pass	$80,673	$81,561	$527,228	$498,565
7 Special Mention	—	—	1,762	1,098
8 Substandard	774	796	20,075	21,248
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	384	169	856	743
Total loans	$81,831	$82,526	$549,921	$521,654

	Residential Real Estate
	Including Home Equity		Consumer
	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
Grade:
1-6 Pass	$140,717	$141,983	$5,178	$5,210
7 Special Mention	511	570	46	—
8 Substandard	923	1,020	—	5
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	(161)	(190)	62	63
Total loans	$141,990	$143,383	$5,286	$5,278

	Total Loans
	March 31,	December 31,
	2022	2021
Grade:
1-6 Pass	$753,796	$727,319
7 Special Mention	2,319	1,668
8 Substandard	21,772	23,069
9 Doubtful	—	—
Add (deduct): Unearned discount and	—	—
Net deferred loan fees and costs	1,141	785
Total loans	$779,028	$752,841

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $24,793,000 and $1,627,000 at March 31, 2022 and $24,647,000 and $1,671,000 at December 31, 2021. Commercial and Industrial loans also included $5,326,000 and $3,829,000 of Government Guaranteed Loans and $1,244,000 and $4,894,000 of Paycheck Protection Program loans as of March 31, 2022 and December 31, 2021, respectively. Loans held for sale amounted to $4,706,000 at March 31, 2022 and $6,006,000 at December 31, 2021.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three months ended March 31, 2022:
Allowance for Loan Losses:
Beginning balance	$681	$5,408	$1,539	$84	$968	$8,680
Charge-offs	—	—	—	(2)	—	(2)
Recoveries	1	38	1	—	—	40
Credit (provision)	(17)	313	(2)	(4)	(71)	219
Ending Balance	$665	$5,759	$1,538	$78	$897	$8,937
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$665	$5,759	$1,538	$78	$897	$8,937

Loans Receivable:
Ending Balance	$81,831	$549,921	$141,990	$5,286	$—	$779,028
Ending balance: individually
evaluated for impairment	$1,005	$11,519	$849	$—	$—	$13,373
Ending balance: collectively
evaluated for impairment	$80,826	$538,402	$141,141	$5,286	$—	$765,655

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three months ended March 31, 2021:
Allowance for Loan Losses:
Beginning balance	$787	$4,762	$1,643	$94	$647	$7,933
Charge-offs	(13)	—	—	(10)	—	(23)
Recoveries	—	—	—	2	—	2
Provision (credit)	16	24	(37)	7	125	135
Ending Balance	$790	$4,786	$1,606	$93	$772	$8,047
Ending balance: individually
evaluated for impairment	$—	$5	$—	$—	$—	$5
Ending balance: collectively
evaluated for impairment	$790	$4,781	$1,606	$93	$772	$8,042

Loans Receivable:
Ending Balance	$91,296	$472,989	$153,627	$5,077	$—	$722,989
Ending balance: individually
evaluated for impairment	$1,059	$13,049	$1,257	$—	$—	$15,365
Ending balance: collectively
evaluated for impairment	$90,237	$459,940	$152,370	$5,077	$—	$707,624

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2021:
Allowance for Loan Losses:
Beginning balance	$787	$4,762	$1,643	$94	$647	$7,933
Charge-offs	(13)	(29)	(80)	(36)	—	(158)
Recoveries	—	30	4	11	—	45
Provision (credit)	(93)	645	(28)	15	321	860
Ending Balance	$681	$5,408	$1,539	$84	$968	$8,680
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$681	$5,408	$1,539	$84	$968	$8,680

Loans Receivable:
Ending Balance	$82,526	$521,654	$143,383	$5,278	$—	$752,841
Ending balance: individually
evaluated for impairment	$1,017	$11,803	$853	$—	$—	$13,673
Ending balance: collectively
evaluated for impairment	$81,509	$509,851	$142,530	$5,278	$—	$739,168

The outstanding recorded investment of TDRs as of March 31, 2022 and December 31, 2021 was $7,736,000 and $8,020,000, respectively. The decrease in TDRs at March 31, 2022 as compared to December 31, 2021 is mainly attributable to regular principal payments and paydowns on existing TDRs that were completed during the three months ended March 31, 2022. There were no unfunded commitments on TDRs at March 31, 2022 and December 31, 2021.

No loans were modified as TDRs during the three months ended March 31, 2022, compared to the three months ended March 31, 2021 when three loans with a combined post modification balance of $301,000 were modified as TDRs. The loan modifications for the three months ended March 31, 2021 consisted of two term modifications and one payment modification.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	March 31,	December 31,
	2022	2021
Non-accrual TDRs	$1,381	$1,413
Accruing TDRs	6,355	6,607
Total	$7,736	$8,020

At March 31, 2022, three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $696,000, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $431,000, and one Residential Real Estate loan classified as a TDR with a balance of $13,000 were not in compliance with the terms of their restructure, compared to March 31, 2021 when three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $737,000, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $299,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $17,000 were not in compliance with the terms of their restructure.

One Commercial Real Estate loan that was modified as a TDR within the twelve months preceding March 31, 2022 experienced a payment default during the three months ended March 31, 2022, but the loan was subsequently paid off prior to the end of the quarter. Of the loans that were modified as TDRs during the twelve months preceding March 31, 2021, one Commercial Real Estate loan in the amount of $92,000 experienced a payment default during the three months ended March 31, 2021.

The following table presents information regarding the loan modifications categorized as TDRs during the three months ended March 31, 2021. No loans were modified as TDRs during the three months ended March 31, 2022.

(Dollars in thousands)	For the Three Months Ended March 31, 2021
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial Real Estate	3	$301	$301	$301
Total	3	$301	$301	$301

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three months ended March 31, 2021 with the total number of each type of modification performed. No loans were modified as TDRs during the three months ended March 31, 2022.

	For the Three Months Ended March 31, 2021
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial Real Estate	—	2	1	3
Total	—	2	1	3

In the wake of the COVID-19 pandemic, during the second quarter of 2020, the Company began granting loan modification requests to defer principal and/or interest payments or modify interest rates. These loans are not classified as TDRs according to Section 4013 of the CARES Act, as long as the specific criteria set forth in the Act are met. The table below presents information related to loan modifications made in compliance with Section 4013 of the CARES Act for the three months ended March 31, 2022:

(Dollars in thousands)	Commercial and		Commercial		Residential
	Industrial		Real Estate		Real Estate		Consumer		Total
		Recorded		Recorded		Recorded		Recorded		Recorded
	Count	Investment	Count	Investment	Count	Investment	Count	Investment	Count	Investment
Balance at December 31, 2021	—	$—	1	$9,423	—	$—	—	$—	1	$9,423
Additional modifications granted for the three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	—
Section 4013 CARES Act modifications returned to normal payment status during the three months ended March 31, 2022 (a)	—	—	(1)	(9,423)	—	—	—	—	(1)	(9,423)
Principal payments net of draws on active deferred loans for the three months ended March 31, 2022 (b)	N/A	—	N/A	—	N/A	—	N/A	—	N/A	—
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—

Percent of Total Section 4013 CARES Act Modifications as of March 31, 2022		0.00%		0.00%		0.00%		0.00%		0.00%
Percent of Total Section 4013 CARES Act Modifications to Total Loans as of March 31, 2022		0.00%		0.00%		0.00%		0.00%		0.00%
Subsequent modifications granted during the three months ended March 31, 2022 for active deferred loans outstanding as of March 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—

(a) Includes payments made prior to return to normal payment status during the three month period

(b) Draws include those made on lines of credit and other loans contractually allowing draws of principal. No construction loans have experienced a Section 4013 CARES Act modification at the dates indicated.

The recorded investment, unpaid principal balance, and the related allowance of the Company’s impaired loans are summarized below at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$1,005	$1,005	$—	$1,017	$1,017	$—
Commercial Real Estate	11,519	14,451	—	11,803	14,735	—
Residential Real Estate	849	881	—	853	885	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Residential Real Estate	—	—	—	—	—	—
Total	$13,373	$16,337	$—	$13,673	$16,637	$—

Total consists of:
Commercial and Industrial	$1,005	$1,005	$—	$1,017	$1,017	$—
Commercial Real Estate	$11,519	$14,451	$—	$11,803	$14,735	$—
Residential Real Estate	$849	$881	$—	$853	$885	$—

At March 31, 2022 and December 31, 2021, $7,736,000 and $8,020,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 at both March 31, 2022 and December 31, 2021. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Company’s impaired loans are summarized below for the three months ended March 31, 2022 and 2021.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,010	$2	$1,085	$2
Commercial Real Estate	11,699	72	12,376	93
Residential Real Estate	851	—	1,050	1

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	—	—	485	—
Residential Real Estate	—	—	—	—
Total	$13,560	$74	$14,996	$96

Total consists of:
Commercial and Industrial	$1,010	$2	$1,085	$2
Commercial Real Estate	$11,699	$72	$12,861	$93
Residential Real Estate	$851	$—	$1,050	$1

Of the $74,000 and $96,000 in interest income recognized on impaired loans for the three months ended March 31, 2022 and 2021 respectively, $0 in interest income was recognized with respect to non-accrual loans for each respective period.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of March 31, 2022 and December 31, 2021 were as follows:

(Dollars in thousands)	March 31,	December 31,
	2022	2021
Commercial and Industrial	$696	$708
Commercial Real Estate	5,485	5,519
Residential Real Estate	837	839
Total non-accrual loans	7,018	7,066
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	—	—
Total non-performing assets	$7,018	$7,066

There were no foreclosed assets held for resale at March 31, 2022 or December 31, 2021. Consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $41,000 at both March 31, 2022 and December 31, 2021. These balances were not included in foreclosed assets held for resale at March 31, 2022 or December 31, 2021.

The following tables present the classes of the loan portfolio, including non-accrual loans and TDRs, summarized by past-due status at March 31, 2022 and December 31, 2021:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
March 31, 2022:
Commercial and Industrial	$44	$—	$668	$712	$81,119	$81,831	$—
Commercial Real Estate	895	—	4,877	5,772	544,149	549,921	—
Residential Real Estate	593	27	837	1,457	140,533	141,990	—
Consumer	17	5	—	22	5,264	5,286	—
Total	$1,549	$32	$6,382	$7,963	$771,065	$779,028	$—

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2021:
Commercial and Industrial	$47	$—	$678	$725	$81,801	$82,526	$—
Commercial Real Estate	116	189	4,891	5,196	516,458	521,654	—
Residential Real Estate	553	191	839	1,583	141,800	143,383	—
Consumer	14	—	—	14	5,264	5,278	—
Total	$730	$380	$6,408	$7,518	$745,323	$752,841	$—

At this time, there have been no material fluctuations in past-due loans as a result of the COVID-19 pandemic.

At March 31, 2022 and December 31, 2021, commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit totaling $1,249,000 that was associated with a loan to a developer of a residential sub-division.

NOTE 5 — DEPOSITS

Major classifications of deposits at March 31, 2022 and December 31, 2021 consisted of:

(Dollars in thousands)	March 31,	December 31,
	2022	2021
Non-interest bearing demand	$241,600	$249,040
Interest bearing demand	367,113	395,033
Savings	270,095	260,804
Time certificates of deposits less than $250,000	152,770	158,914
Time certificates of deposits $250,000 or greater	12,527	13,030
Other time	1,372	1,148
Total deposits	$1,045,477	$1,077,969

Total deposits decreased $32,492,000 to $1,045,477,000 as of March 31, 2022 due to decreases in non-interest bearing, interest bearing demand and time deposits. The decrease in deposits was mainly the result of a $42,476,000 decrease in highly rate sensitive deposits and other normal fluctuations in deposits during the three months ended March 31, 2022.

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings. Short-term borrowings and weighted–average interest rates at March 31, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	March 31, 2022		December 31, 2021
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—%	$—	0.36%
Securities sold under agreements to repurchase	24,082	0.37%	27,377	0.35%
Federal Discount Window	—	—%	—	0.36%
Federal Home Loan Bank of Pittsburgh	28,249	0.47%	—	0.34%
Total	$52,331	0.38%	$27,377	0.35%

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
March 31, 2022
Repurchase agreements (a)	$24,082	$—	$24,082	$(24,082)	$—	$—

December 31, 2021
Repurchase agreements (a)	$27,377	$—	$27,377	$(27,377)	$—	$—
(a)	As of March 31, 2022 and December 31, 2021, the fair value of securities pledged in connection with repurchase agreements was $33,762,000 and $37,735,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2022:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
March 31, 2022:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$24,082	$—	$—	$—	$24,082
Total	$24,082	$—	$—	$—	$24,082

Long-Term Borrowings and Letters of Credit

Long-term borrowings are comprised of advances from the FHLB.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Company’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Company’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Company to pledge collateral in the amount necessary to secure these funds. The Company began utilizing this service offered by the FHLB during the second quarter of 2021. There were no irrevocable standby letters of credit which could be drawn on through FHLB’s close of business on March 31, 2022. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Corporation’s banking subsidiary. Principal qualifying assets are certain real estate mortgages and investment securities. As of March 31, 2022, loans of $615,523,000 were pledged to FHLB which resulted in a FHLB maximum borrowing capacity of $440,392,000. As of March 31, 2022, no securities were pledged as collateral to FHLB to secure FHLB loans and letters of credit.

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

The Bank currently leases three branch banking facilities and one parcel of land under operating leases. At March 31, 2022, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,035,000 and $1,513,000, respectively. At December 31, 2021, right-of-use assets and lease liabilities stood at $1,025,000 and $1,499,000, respectively. Further options to extend or terminate the lease are not applicable for any of the four leases. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Bank recognized total operating lease costs for the three months ended March 31, 2022 and 2021 of $45,000 and $44,000, respectively. Operating lease costs are included in occupancy, net in the accompanying statements of income. Cash payments totaled $41,000 and $39,000, respectively, for the three months ended March 31, 2022 and 2021.

The Bank currently has one finance lease for equipment. At March 31, 2022, right-of-use assets and lease liabilities were recorded related to the finance lease totaling $34,000 and $14,000, respectively. At December 31, 2021, right-of-use assets and lease liabilities stood at $34,000 and $16,000, respectively. Amounts recognized as right-of-use assets and lease liabilities related to finance leases are included in premises and equipment, net and other liabilities, respectively, in the accompanying balance sheet. Further options to extend or terminate the lease are not applicable for the lease. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. The lease did not contain an implicit rate; therefore, our incremental borrowing rate was used.

Total finance lease costs that were recognized by the Bank for the three months ended March 31, 2022 and 2021 were immaterial. Cash payments totaled $2,000 for the three months ended March 31, 2022 and 2021.

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of March 31, 2022 and December 31, 2021.

	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
	Operating	Operating	Finance	Finance
Weighted-average term (years)	24.44	24.51	1.42	1.67
Weighted-average discount rate	3.91%	3.89%	0.68%	0.68%

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating or finance lease liability is as follows:

(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$101	$120	$10	$10
After one but within two years	68	68	4	7
After two but within three years	68	68	—	—
After three but within four years	68	68	—	—
After four but within five years	71	68	—	—
After five years	2,170	2,190	—	—
Total undiscounted cash flows	2,546	2,582	14	17
Discount on cash flows	(1,033)	(1,083)	—	(1)
Total lease liability	$1,513	$1,499	$14	$16

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at March 31, 2022 and December 31, 2021 were as follows:

(Dollars in thousands)
	March 31, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$118,192	$142,335
Financial standby letters of credit	$2,326	$2,000
Performance standby letters of credit	$3,704	$3,727

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

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At March 31, 2022, the Company had $691,911,000 in loans secured by real estate, which represented 88.8% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of March 31, 2022 and December 31, 2021, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At March 31, 2022 and December 31, 2021, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

March 31, 2022	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$19,307	$—	$—	$19,307
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	112,518	—	112,518
Other	—	6,744	—	6,744
Other mortgage backed debt securities	—	40,510	—	40,510
Obligations of state and political subdivisions	—	176,223	—	176,223
Asset backed securities	—	33,970	—	33,970
Corporate debt securities	—	45,609	—	45,609
Total debt securities available-for-sale	19,307	415,574	—	434,881
Marketable equity securities	1,899	—	—	1,899
Total recurring fair value measurements	$21,206	$415,574	$—	$436,780

(Dollars in thousands)

December 31, 2021	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,729	$—	$—	$7,729
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	114,911	—	114,911
Other	—	7,576	—	7,576
Other mortgage backed debt securities	—	39,550	—	39,550
Obligations of state and political subdivisions	—	186,176	—	186,176
Asset backed securities	—	36,542	—	36,542
Corporate debt securities	—	45,432	—	45,432
Total debt securities available-for-sale	7,729	430,187	—	437,916
Marketable equity securities	1,962	—	—	1,962
Total recurring fair value measurements	$9,691	$430,187	$—	$439,878

The estimated fair values of equity securities and US Treasury debt securities classified as Level 1 are derived from quoted market prices in active markets; the equity securities consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Company does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2022 or 2021.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At March 31, 2022 and December 31, 2021, impaired loans measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at March 31, 2022
Impaired loans:
Commercial Real Estate	$—	$—	$5,936	$5,936
Residential Real Estate	—	—	30	30
Total impaired loans	$—	$—	$5,966	$5,966

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2021
Impaired loans:
Commercial Real Estate	$—	$—	$5,954	$5,954
Residential Real Estate	—	—	30	30
Total impaired loans	$—	$—	$5,984	$5,984

The Company’s impaired loan valuation procedure for any loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end unless the Board of Directors waives such requirement for a specific loan, in favor of obtaining a Certificate of Inspection instead, defined as an internal evaluation completed by the Company. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For impaired loans less than $250,000 upon classification and annually at year end, the Company completes a Certificate of Inspection, which includes an onsite inspection, and considers value indicators such as insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the impaired loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2022 and 2021.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021.

The Company’s foreclosed asset valuation procedure requires an appraisal or a Certificate of Inspection, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases in which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2022 and 2021.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
March 31, 2022	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans - collateral dependent	$3,120	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(15%) – (44%)	(15%)
Impaired loans - other	$2,846	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)

December 31, 2021
Impaired loans - collateral dependent	$3,120	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(15%) – (44%)	(15%)
Impaired loans - other	$2,864	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at March 31, 2022
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$8,831	$8,831	$—	$—	$8,831
Interest-bearing deposits in other banks	1,068	—	1,068	—	1,068
Time deposits with other banks	—	—	—	—	—
Restricted investment in bank stocks	3,049	—	3,049	—	3,049
Net loans	770,091	—	—	763,313	763,313
Mortgage servicing rights	374	—	—	374	374
Accrued interest receivable	4,321	—	4,321	—	4,321

FINANCIAL LIABILITIES:
Demand, savings and other deposits	878,808	—	878,808	—	878,808
Time deposits	166,669	—	163,772	—	163,772
Short-term borrowings	52,331	—	52,291	—	52,291
Long-term borrowings	35,000	—	34,962	—	34,962
Subordinated debentures	25,000	—	23,338	—	23,338
Accrued interest payable	506	—	506	—	506

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2021
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,600	$9,600	$—	$—	$9,600
Interest-bearing deposits in other banks	51,738	—	51,738	—	51,738
Time deposits with other banks	247	—	247	—	247
Restricted investment in bank stocks	1,919	—	1,919	—	1,919
Net loans	744,161	—	—	762,914	762,914
Mortgage servicing rights	367	—	—	367	367
Accrued interest receivable	4,361	—	4,361	—	4,361

FINANCIAL LIABILITIES:
Demand, savings and other deposits	904,877	—	904,877	—	904,877
Time deposits	173,092	—	172,897	—	172,897
Short-term borrowings	27,377	—	27,380	—	27,380
Long-term borrowings	35,000	—	35,987	—	35,987
Subordinated debentures	25,000	—	24,384	—	24,384
Accrued interest payable	251	—	251	—	251

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of March 31, 2022 and December 31, 2021, the fair value of trust assets under management was $109,713,000 and $108,339,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 12 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At March 31, 2022 and 2021, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Three Months Ended
	March 31,
	2022	2021
Net income	$3,543	$3,878
Weighted-average common shares outstanding	5,947	5,884
Basic and diluted earnings per share	$0.60	$0.66

NOTE 13 — GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $19,133,000 at March 31, 2022 and December 31, 2021.

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

Goodwill was evaluated for impairment at December 31, 2021, and it was determined that goodwill was not impaired. Management evaluated the need for an interim goodwill impairment analysis and determined that there were no triggering events or negative factors affecting goodwill since the previous test that would indicate goodwill was impaired as of March 31, 2022.

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

CRITICAL ACCOUNTING ESTIMATES

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2021 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Estimates since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

Quarter ended March 31, 2022 compared to quarter ended March 31, 2021

First Keystone Corporation realized earnings for the first quarter of 2022 of $3,543,000, a decrease of $335,000, or 8.6% from the first quarter of 2021. The decrease in net income for the three months ended March 31, 2022 was primarily due to a decrease in non-interest income, mainly due to losses on sales of mortgage loans and net securities losses, as compared to gains on sales of mortgage loans and net securities gains realized during the same period in 2021.

On a per share basis, for the three months ended March 31, 2022, net income was $0.60 versus $0.66 for the same three month period of 2021. Cash dividends amounted to $0.28 per share for the three months ended March 31, 2022 and 2021.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest income less interest expense. In the three months ended March 31, 2022, interest income amounted to $10,629,000, an increase of $354,000 or 3.4% from the three months ended March 31, 2021. The increase in interest income was mainly the result of a $331,000 increase in interest earned on taxable securities and a $228,000 increase in interest earned on loans, offset by a $246,000 decrease in SBA PPP lender fees. Interest expense amounted to $1,173,000 in the three months ended March 31, 2022, a decrease of $132,000 or 10.1% from the three months ended March 31, 2021, mainly due to a $110,000 decrease in interest paid on deposits. As a result, net interest income increased $486,000 or 5.4% to $9,456,000 from $8,970,000 for the same period in 2021.

The Company’s net interest margin for the three months ended March 31, 2022 was 3.19% compared to 3.37% for same period in 2021. The decrease in net interest margin was primarily a result of a decrease in yields on loans.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 2022 and 2021 was $219,000 and $135,000, respectively. The increase in the provision for loan losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for loan losses for the three months ended March 31, 2022 is also reflective of management’s assessment of the continued credit risk associated with the economic uncertainty surrounding the COVID-19 pandemic. Charge-off and recovery activity in the allowance for loan losses resulted in net recoveries of $38,000 and net charge-offs of $21,000 for the the three months ended March 31, 2022 and 2021, respectively. See Allowance for Loan Losses on page 40 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,389,000 for the three months ended March 31, 2022, as compared to $1,875,000 for the same period in 2021, a decrease of $486,000, or 25.9%. The decrease was due to recognizing losses on the sales of mortgage loans and net securities losses on held equity securities during the first quarter of 2022 as compared to recognizing gains on both during the same period of 2021.

Net securities (losses) gains decreased $178,000 to ($63,000) for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease was due to the Company recognizing $63,000 in losses on held equity securities in the first quarter of 2022 as compared to recognizing $115,000 in gains on held equity securities in the first quarter of 2021. Trust department income decreased $3,000 or 1.2% to $250,000 for the three months ended March 31, 2022 as compared to the same period in 2021.

Service charges and fee income increased $134,000 or 35.7%. The increase was mainly due to increases in overdraft fees and prepayment penalties earned on commercial loan payoffs as compared to the same period in 2021. ATM fees and debit card income decreased $7,000 or 1.4% to $509,000 for the three months ended March 31, 2022.

(Losses) gains on sales of mortgage loans decreased $388,000 or 109.6% to ($34,000) due to a lower number of individual sold loans in the first quarter of 2022 as compared to the first quarter of 2021. Many of the loans sold in the first quarter of 2022 were sold at a loss. Other non-interest income decreased $43,000 or 38.1% to $70,000 for the three months ended March 31, 2022. The decrease was due to lower retail investment income as income from annuities was lower in the first quarter of 2022 as compared to the same period in 2021.

NON-INTEREST EXPENSE

Total non-interest expense was $6,516,000 for the three months ended March 31, 2022, as compared to $6,197,000 for the three months ended March 31, 2021.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $3,554,000 or 54.5% of total non-interest expense for the three months ended March 31, 2022, as compared to $3,300,000 or 53.3% for the three months ended March 31, 2021. The increase was mainly due to normal merit increases and new hires along with an increase in medical insurance costs since the first quarter of 2021.

Net occupancy, furniture and equipment, and computer expense amounted to $1,017,000 for the three months ended March 31, 2022, an increase of $112,000 or 12.4% which was due to the implementation of several new software programs throughout 2021. Professional services increased $39,000 or 15.1% to $298,000 as of March 31, 2022. The increase was mainly the result of an increase in consulting expense as the result of strategic planning and consulting services associated with implementing new internal systems contracts. Pennsylvania shares tax expense amounted to $324,000 for the three months ended March 31, 2022, an increase of $11,000 or 3.5% as compared to the three months ended March 31, 2021. The increase was the result of an increase in total equity.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense increased $50,000 for the three months ended March 31, 2022. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $128,000 for the three months ended March 31, 2022, a decrease of $72,000 or 36.0% as compared to the three months ended March 31, 2021. The decrease was the result of negotiations on new internal systems contracts resulting in relationship credits that were applied to the expenses related to those systems. Data processing expenses amounted to $258,000 for the three months ended March 31, 2021 as compared to $294,000 for the same period of 2020, a decrease of $36,000 or 12.2%. This decrease was also the result of the negotiations on new internal systems contracts.

Foreclosed assets held for resale expense decreased $3,000 for the three months ended March 31, 2022. As of March 31, 2022 the Company did not own any foreclosed properties. Advertising expense amounted to $72,000 in the first quarter of 2022 and 2021.

Other non-interest expense amounted to $728,000 for the three months ended March 31, 2022, a decrease of $36,000 or 4.7% as compared to the three months ended March 31, 2021. This decrease was mainly due to a decrease in the provision for unfunded commitments due to a decrease in commercial real estate commitments in the first quarter of 2022 as compared to the same period in 2021.

INCOME TAXES

Income tax expense amounted to $567,000 for the three months ended March 31, 2022, as compared to $635,000 for the three months ended March 31, 2021, a decrease of $68,000. The effective total income tax rate was 13.8% for the three months ended March 31, 2022 as compared to 14.1% for the three months ended March 31, 2021. The decrease in the effective tax rate was mainly due to lower overall operating income. The Company recognized $74,000 and $101,000 of tax credits from low-income housing partnerships in the three months ended March 31, 2022 and 2021, respectively.

FINANCIAL CONDITION

SUMMARY

Total assets decreased to $1,297,087,000 as of March 31, 2022, a decrease of $23,263,000 from year-end 2021. Total assets as of December 31, 2021 amounted to $1,320,350,000.

Total debt securities available-for-sale decreased $3,035,000 or 0.7% to $434,881,000 as of March 31, 2022 from December 31, 2021.

Total loans increased $26,187,000 or 3.5% to $779,028,000 as of March 31, 2022 from December 31, 2021. Loan demand grew in the three months ended March 31, 2022 as the Bank has realized an increase in loan originations, primarily in the commercial real estate portfolio.

Total deposits decreased $32,492,000 or 3.0% to $1,045,477,000 as of March 31, 2022 from December 31, 2021. The decrease was mainly due to a decrease in highly rate sensitive deposits and other normal fluctuations.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the three months ended March 31, 2022 by $24,954,000 to $87,331,000 from $62,377,000 as of December 31, 2021. Borrowings increased mainly due to decreased deposit balances and growth in the loan portfolio.

Total stockholders’ equity decreased to $133,555,000 at March 31, 2022, a decrease of $15,000,000 or 10.1% from December 31, 2021 due to a decrease in the market value of the securities portfolio resulting in an accumulated other comprehensive loss position.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 94.4% at March 31, 2022 and 93.9% at March 31, 2021. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

Our primary earning asset, total loans, increased to $779,028,000 as of March 31, 2022, up $26,187,000, or 3.5% since year-end 2021. The loan portfolio continues to be well diversified. Non-performing assets decreased since year-end 2021, but overall asset quality has remained consistent. Total non-performing assets were $7,018,000 as of March 31, 2022, a decrease of $48,000, or 0.7% from $7,066,000 reported in non-performing assets as of December 31, 2021. Total allowance for loan losses to total non-performing assets was 127.34% as of March 31, 2022 and 122.84% at December 31, 2021. See the Non-Performing Assets section on page 42 for more information.

In addition to loans, another primary earning asset is our overall securities portfolio, which decreased in size from December 31, 2021 to March 31, 2022. Debt securities available-for-sale amounted to $434,881,000 as of March 31, 2022, a decrease of $3,035,000 from year-end 2021. The decrease in debt securities available-for-sale is mainly due to a $21,876,000 decrease in the market value of the portfolio as a result of the current interest rate environment, offset by the deployment of $34,314,000 in cash to purchase debt securities, along with other portfolio activity.

Interest-bearing deposits in other banks decreased as of March 31, 2022, to $1,068,000 from $51,738,000 at year-end 2021 due to decreased cash held at the Federal Reserve Bank. Time deposits with other banks were $0 at March 31, 2022 and $247,000 at December 31, 2021 due to the maturity of the one remaining time deposit.

LOANS

Total loans increased to $779,028,000 as of March 31, 2022 as compared to $752,841,000 as of December 31, 2021. The table on page 19 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans increased by $26,187,000 or 3.5%.

Steady demand for borrowing by businesses accounted for the 3.5% increase in the loan portfolio from December 31, 2021 to March 31, 2022. Overall, the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) decreased $695,000 or 0.8% from $82,526,000 at December 31, 2021 to $81,831,000 at March 31, 2022. The decrease in the Commercial and Industrial portfolio during the three months ended March 31, 2022 was mainly attributable to a reduction of $3,650,000 in the portion of the Commercial and Industrial portfolio attributable to SBA PPP loans, the balance of which decreased from $4,894,000 at December 31, 2021 to $1,244,000 at March 31, 2022, as a result of loan forgiveness. The portion of the Commercial and Industrial portfolio excluding SBA PPP loans increased $2,955,000 during the three months ended March 31, 2022, mainly resulting from $3,246,000 in new loan originations for the three months ended March 31, 2022 and an increase in utilization of existing Commercial and Industrial lines of credit of $2,013,000, offset by loan payoffs of $808,000 and regular principal payments and other typical fluctuations in the Commercial and Industrial portfolio during the three months ended March 31, 2022. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $28,267,000 or 5.4% from $521,654,000 at December 31, 2021 to $549,921,000 at March 31, 2022. The increase is mainly attributable to new loan originations of $53,605,000 for the three months ended March 31, 2022, offset by loan payoffs of $23,289,000 and a decrease in utilization of existing Commercial Real Estate lines of credit of $1,002,000, as well as regular principal payments and other typical amortization in the Commercial Real Estate portfolio during the three months ended March 31, 2022. Residential Real Estate loans decreased $1,393,000 or 1.0% from $143,383,000 at December 31, 2021 to $141,990,000 at March 31, 2022. The decrease was mainly the result of $7,180,000 in new loan originations and an increase in utilization of existing Residential Real Estate (Home Equity) lines of credit of $1,018,000, offset by net loans sold of $2,719,000, loan payoffs of $6,294,000 (of which $1,872,000 was refinanced with the Bank during the three months ended March 31,2022 with the new refinanced loan balances included in the new loan origination total), and regular principal payments and other typical amortization in the Residential Real Estate portfolio during the three months ended March 31, 2022. Net loans sold for the three months ended March 31, 2022 consisted of total loans sold during the three months ended March 31, 2022 of 4,463,000, offset with loans opened and sold in the same quarter during the first quarter of 2022 which amounted to $1,744,000. The Company continues to originate and sell certain long-term fixed rate residential mortgage loans which conform to secondary market requirements. The Company derives ongoing income from the servicing of mortgages sold in the secondary market. The Company continues its efforts to lend to creditworthy borrowers.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $631,752,000 at March 31, 2022. Of total loans, $549,921,000 or 70.6% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Company continues to monitor these portfolios.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $753,796,000 or 96.9% of gross loans are graded Pass; $2,319,000 or 0.3% are graded Special Mention; $21,772,000 or 2.8% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades decreased to $24,091,000 at March 31, 2022, as compared to $24,737,000 at December 31, 2021. Commercial and Industrial non-pass grades decreased to $774,000 as of March 31, 2022 as compared to $796,000 as of December 31, 2021. Commercial Real Estate non-pass grades decreased to $21,837,000 as of March 31, 2022 as compared to $22,346,000 as of December 31, 2021. The Residential Real Estate and Consumer loan non-pass grades decreased to $1,480,000 as of March 31, 2022 as compared to $1,595,000 as of December 31, 2021.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	March 31,	December 31,
	2022	2021
Commercial and Industrial	$81,831	$82,526
Commercial Real Estate	549,921	521,654
Residential Real Estate	141,990	143,383
Consumer	5,286	5,278
Total Loans	$779,028	$752,841

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2022, the allowance for loan losses was $8,937,000 as compared to $8,680,000 as of December 31, 2021. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Company’s allowance for loan losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. The economic impact caused by the COVID-19 pandemic has played a large role in the qualitative factor adjustments that have been implemented throughout 2021 and the first quarter of 2022. Qualitative factors remained unchanged during the first quarter of 2021, as the economy and unemployment levels showed marked improvement over the prior quarter. During the second quarter of 2021, the qualitative factors related to the local/regional economy were decreased by one basis point across all loan segments, as the economy and job growth in the Company’s market areas demonstrated marked improvement over the prior quarter, and the qualitative factor related to collateral values was increased by one basis point for both the Commercial Real Estate and Residential Real Estate portfolio segments due to increasing market values in the real estate sector. Qualitative factors remained unchanged during the third quarter of 2021. During the fourth quarter of 2021, the qualitative factors related to external factors/conditions were increased by one basis point across all loan segments due increased inflation rates, as well as elevated unemployment levels (although improved from 2020 and early 2021) and the uncertainty of how broad the changes implemented by the Federal Reserve would be, and the qualitative factors related to collateral values were increased by one basis point across all loan segments, as collateral values continued to artificially increase as individuals were willing to pay above-average market prices in all sectors. During the first quarter of 2022, the qualitative factors related to the local/regional economy were increased by one basis point across all loan segments due to ongoing economic uncertainty resulting from supply chain disruptions caused by the COVID-19 pandemic, conflicts in foreign countries causing inflationary pressures due to reductions/disruptions in the production of the commodities controlled by these countries, increased interest rates, and the overall inflation rate continuing to rise. Modifications granted in compliance with Section 4013 of the CARES Act were highest in the Commercial Real Estate portfolio segment, the long-term effects of which are still very unclear, as there is still economic uncertainty related to the COVID-19 pandemic, especially in relation to this segment of the Company’s loan portfolio. See Allowance for Loan Losses on page 15 for further discussion.

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the three months ended March 31, 2022 and 2021. Net recoveries as a percentage of average loans was 0.005% for the three months ended March 31, 2022 and net charge-offs as a percentage of average loans was 0.003% for the three months ended March 31, 2021. Net recoveries amounted to $38,000 the three months ended March 31, 2022 as compared to net charge-offs of $21,000 for the three months ended March 31, 2021.

For the three months ended March 31, 2022, the provision for loan losses was $219,000 as compared to $135,000 for the three months ended March 31, 2021. The provision, net of charge-offs and recoveries, resulted in the quarter end allowance for loan losses of $8,937,000 of which 7.5% was attributed to the Commercial and Industrial component; 64.4% attributed to the Commercial Real Estate component; 17.2% attributed to the Residential Real Estate component; 0.9% attributed to the Consumer component; and 10.0% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 15). The Company determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of March 31, 2022.

Analysis of Allowance for Loan Losses

(Dollars in thousands)	March 31,	March 31,
	2022	2021
Balance at beginning of period	$8,680	$7,933
Charge-offs:
Commercial and Industrial	—	13
Commercial Real Estate	—	—
Residential Real Estate	—	—
Consumer	2	10
	2	23
Recoveries:
Commercial and Industrial	1	—
Commercial Real Estate	38	―
Residential Real Estate	1	—
Consumer	—	2
	40	2

Net (recoveries) charge-offs	(38)	21
Additions charged to operations	219	135
Balance at end of period	$8,937	$8,047

Ratio of net (recoveries) charge-offs during the period to average loans outstanding during the period	(0.005)%	0.003%
Allowance for loan losses to average loans outstanding during the period	1.167%	1.116%

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

With the Bank’s manageable level of net charge-offs and recoveries along with the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.167% and 1.116% at March 31, 2022 and 2021, respectively.

NON-PERFORMING ASSETS

The table on page 45 details the Company’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Company would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Any loan modifications made in response to the COVID-19 pandemic are not considered TDRs as long as the criteria set forth in Section 4013 of the CARES Act are met. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $7,018,000 as of March 31, 2022, as compared to $7,066,000 as of December 31, 2021. The economy is very unstable. The unemployment rate has dropped significantly compared to the beginning of the COVID-19 pandemic, but the labor force participation rate has also fallen. The need for workers has driven wages up in most sectors. Inflation is causing extreme concerns in all areas of the economy. The war abroad and its effects on various commodities are pushing inflationary concerns. Values of new and used homes and automobiles continue to climb. The Federal Reserve has indicated a plan to raise interest rates at an accelerated level throughout the year and there has been a resurgence of the COVID-19 pandemic in some areas of the country and world. These forces have had a direct effect on the Company’s non-performing assets. The Company is closely monitoring its Commercial Real Estate portfolio because of the current uncertain economic environment. Non-accrual loans totaled $7,018,000 as of March 31, 2022, as compared to $7,066,000 as of December 31, 2021. There were no foreclosed assets held for resale as of March 31, 2022 and December 31, 2021. There were no loans past-due 90 days or more and still accruing interest at March 31, 2022 and December 31, 2021.

Non-performing assets to total loans was 0.90% at March 31, 2022 and 0.94% at December 31, 2021. Non-performing assets to total assets was 0.54% at March 31, 2022 and December 31, 2021, respectively. The allowance for loan losses to total non-performing assets was 127.34% as of March 31, 2022 as compared to 122.84% as of December 31, 2021. Additional detail can be found on page 45 in the Non-Performing Assets and Impaired Loans table and page 24 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts.

Performing substandard loans which are not deemed to be impaired have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not deemed to be impaired amounted to $10,113,000 at March 31, 2022, compared to $10,463,000 at December 31, 2021.

Impaired loans were $13,373,000 at March 31, 2022 and $13,673,000 at December 31, 2021. The largest impaired loan relationship at March 31, 2022 and December 31, 2021 consisted of a non-performing loan to a student housing holding company which was secured by commercial real estate. At March 31, 2022, the loan carried a balance of $3,090,000, net of $1,989,000 that had been charged off to date, compared to December 31, 2021 when the loan carried a balance of $3,090,000, net of $1,989,000 that had been charged off to date. The second largest impaired loan relationship at March 31, 2022 and December 31, 2021 consisted of one performing loan to a student housing holding company, which was classified as a TDR. The loan was secured by commercial real estate and carried a balance of $2,846,000 as of March 31, 2022, net of $943,000 that had been charged off to date, compared to December 31, 2021 when the loan carried a balance of $2,864,000, net of $943,000 that had been charged off to date. The third largest impaired loan relationship at March 31, 2022 and December 31, 2021 consisted of five non-performing loans to a plastic processing company focused on non-post-consumer recycling. Three loans were classified in the Commercial and Industrial portfolio and modified as TDRs and two loans were secured by commercial real estate. The loans carried an aggregate balance of $1,153,000 at March 31, 2022, compared to December 31, 2021 when the loans carried an aggregate balance of $1,176,000.

The Company estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $13,373,000 in impaired loans at March 31, 2022, none were located outside of the Company’s primary market area.

The outstanding recorded investment of TDRs as of March 31, 2022 and December 31, 2021 was $7,736,000 and $8,020,000, respectively. The decrease in TDRs at March 31, 2022 as compared to December 31, 2021 is mainly attributable to regular principal payments and paydowns on existing TDRs that were completed during the three months ended March 31, 2022. Of the twenty-eight restructured loans at March 31, 2022, four loans were classified in the

Commercial and Industrial portfolio, twenty-three loans were classified in the Commercial Real Estate portfolio, and one loan was classified in the Residential Real Estate portfolio. Troubled debt restructurings at March 31, 2022 consisted of ten term modifications beyond the original stated term, three rate modifications, and fourteen payment modifications. There was also one troubled debt restructuring that experienced all three types of modifications—payment, rate, and term. TDRs are separately evaluated for payment disclosures, and if necessary, a specific allocation is established. There were no specific allocations attributable to the TDRs at March 31, 2022 or December 31, 2021. There were no unfunded commitments attributable to the TDRs at March 31, 2022 and December 31, 2021.

At March 31, 2022, three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $696,000, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $431,000, and one Residential Real Estate loan classified as a TDR with a balance of $13,000 were not in compliance with the terms of their restructure, compared to March 31, 2021 when three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $737,000, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $299,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $17,000 were not in compliance with the terms of their restructure.

One Commercial Real Estate loan that was modified as a TDR within the twelve months preceding March 31, 2022 experienced a payment default during the three months ended March 31, 2022, but the loan was subsequently paid off prior to the end of the quarter. Of the loans that were modified as TDRs during the twelve months preceding March 31, 2021, one Commercial Real Estate loan in the amount of $92,000 experienced a payment default during the three months ended March 31, 2021.

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

The economic climate remains uncertain at this time. The COVID-19 pandemic has caused much upheaval and uncertainty in the national and state economy and experts at all levels are attempting to calculate the intermediate or long term affects. The Company may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of impaired loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Company’s allowance for loan losses could be required. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments including inflationary pressures, the labor force, supply bottlenecks, the government’s ability to respond to foreign and domestic issues, and the effectiveness in controlling the lingering effects of the outbreak, etc. and any after-effects of these factors. These factors may not immediately impact the Company’s operational and financial performance, as the effects of these factors may lag into the future. The Company is also susceptible to the impact of economic and fiscal policy factors that may evolve in the post-pandemic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2022 and December 31, 2021, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Impaired Loans

(Dollars in thousands)	March 31,	December 31,
	2022	2021
Non-performing assets
Non-accrual loans	$7,018	$7,066
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	—	—
Total non-performing assets	$7,018	$7,066

Impaired loans
Non-accrual loans	$7,018	$7,066
Accruing TDRs	6,355	6,607
Total impaired loans	13,373	13,673
Allocated allowance for loan losses	—	—
Net investment in impaired loans	$13,373	$13,673

Impaired loans with a valuation allowance	$—	$—
Impaired loans without a valuation allowance	13,373	13,673
Total impaired loans	$13,373	$13,673

Allocated valuation allowance as a percent of impaired loans	—%	—%
Impaired loans to total loans	1.72%	1.81%
Non-performing assets to total loans	0.90%	0.94%
Non-performing assets to total assets	0.54%	0.54%
Allowance for loan losses to impaired loans	66.83%	63.48%
Allowance for loan losses to total non-performing assets	127.34%	122.84%

Real estate mortgages comprise 88.8% of the loan portfolio as of March 31, 2022, as compared to 88.3% as of December 31, 2021. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits decreased $32,492,000 to $1,045,477,000 as of March 31, 2022 as non-interest bearing deposits decreased by $7,440,000 and interest bearing deposits decreased by $25,052,000 from year-end 2021. The decrease in deposits was the result of a $42,476,000 decrease in highly rate sensitive deposits and other normal fluctuations. Total short-term and long-term borrowings increased to $87,331,000 as of March 31, 2022, from $62,377,000 at year-end 2021, an increase of $24,954,000 or 40.0%. The increase in total borrowings was mainly the result of increased short-term borrowings as deposits decreased and cash balances were deployed into earning assets.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the three months ended March 31, 2022, net income less dividends paid increased capital by $1,878,000. Accumulated other comprehensive (loss) income derived from net unrealized gains on debt securities available-for-sale also impacts capital. At December 31, 2021 accumulated other comprehensive income was $7,588,000. Accumulated other comprehensive loss stood at ($9,694,000) at March 31, 2022, a decrease of $17,282,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s securities portfolio, as well as its decision to sell securities at a gain or loss. The fluctuations from net unrealized gains on debt securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,611 shares of common stock as treasury stock at March 31, 2022 and December 31, 2021. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of March 31, 2022 and December 31, 2021.

Total stockholders’ equity was $133,555,000 as of March 31, 2022, and $148,555,000 as of December 31, 2021.

At March 31, 2022 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of March 31, 2022 and December 31, 2021:

			To Be Well
			Capitalized
			Under Prompt
	March 31,	December 31,	Corrective Action
	2022	2021	Regulations
Tier 1 leverage ratio (to average assets)	10.56%	10.14%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	15.40%	15.52%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.40%	15.52%	8.00%
Total risk-based capital ratio	16.44%	16.57%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of March 31, 2022, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At March 31, 2022 the Company had $440,392,000 in maximum borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings, and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $2,912,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $24,082,000 at March 31, 2022.

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

Net cash flows provided by operating activities were $5,448,000 and $2,233,000 as of March 31, 2022 and 2021, respectively. Net income amounted to $3,543,000 for the three months ended March 31, 2022 and $3,878,000 for the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, net premium amortization on securities amounted to $838,000 and $658,000, respectively. Net losses on sales of mortgage loans amounted to $34,000 for the three months ended March 31, 2022, compared to gains on sales of mortgage loans of $354,000 for the three months ended March 31, 2021. Proceeds (net of gains/losses) from sales of mortgage loans originated for resale exceeded originations of mortgage loans originated for resale by $1,228,000 for the three months ended March 31, 2022, and originations of mortgage loans originated for resale exceeded proceeds (net of gains/losses) from sales of mortgage loans originated for resale by $1,984,000 for the three months ended March 31, 2021. Net securities losses amounted to $63,000 for the three months ended March 31, 2022, compared to net securities gains of $115,000 for the three months ended March 31, 2021. Accrued interest receivable decreased by $40,000 and $186,000 during the three months ended March 31, 2022 and 2021, respectively. Other assets increased by $655,000 and $889,000 during the three months ended March 31, 2022 and 2021, respectively. Other liabilities decreased by $347,000 during the three months ended March 31, 2022 and increased by $433,000 during the three months ended March 31, 2021.

Investing activities used cash of $48,070,000 and $26,534,000 during the three months ended March 31, 2022 and 2021, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from maturities and redemptions, net against purchases) used cash of $19,679,000 during the three months ended March 31, 2022, compared to $26,687,000 for the three months ended March 31, 2021. Changes in restricted investment in bank stocks used cash of

$1,130,000 during the three months ended March 31, 2022 and provided cash of $200,000 during the three months ended March 31, 2021. Net cash used to originate loans amounted to $27,411,000 for the three months ended March 31, 2022, compared to $62,000 for the three months ended March 31, 2021.

Financing activities used cash of $8,817,000 during the three months ended March 31, 2022 and provided cash of $37,015,000 during the three months ended March 31, 2021. Deposits decreased by $32,492,000 during the three months ended March 31, 2022, compared to an increase of $40,369,000 during the three months ended March 31, 2021. Short-term borrowings increased by $24,954,000 and $2,929,000 during the three months ended March 31, 2022 and 2021, respectively. No repayment of long-term borrowings transpired during the three months ended March 31, 2022, compared to the three months ended March 31, 2021 when repayment of long-term borrowings used cash of $5,000,000. Dividends paid amounted to $1,665,000 for the three months ended March 31, 2022, compared to $1,647,000 for the three months ended March 31, 2021.

Managing liquidity remains an important segment of asset/liability management. The overall liquidity position of the Company is maintained by an active asset/liability management committee. The Company believes that its core deposit base is stable even in periods of changing interest rates. Liquidity and funds management are governed by policies and are measured on a monthly basis. These measurements indicate that liquidity generally remains stable and exceeds the Company’s minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way. Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment, utilizing current funding options and possibly utilizing new options.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at March 31, 2022.

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

Earnings Simulation Modeling

The Company’s net income is affected by changes in the level of interest rates. Net income is also subject to changes in the shape of the yield curve. For example, a flattening of the yield curve would result in a decline in earnings due to the compression of earning asset yields and increased liability rates, while a steepening would result in increased earnings as earning asset and interest-bearing liability yields widen.

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

The table on the next page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 7.63%, 14.22% and 20.45% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would decrease 0.05% and 4.99% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Company’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current unprecedented low interest rate environment with federal funds trading in the 25 - 50 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the three months ended March 31, 2022, the cost of interest-bearing liabilities averaged 0.51%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 3.57%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At March 31, 2022, net present value is projected to increase 4.52%, 1.23%, and 5.67% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. Additionally, the 100 and 200 basis point immediate decrease scenarios are estimated to affect net present value with a decrease of 16.75% and 51.31%, respectively. These scenarios presented are within the Company’s policy limits, aside from the 200 basis point immediate decrease scenario at (51.31)% vs. a policy limit of (30.0)%.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(20.45)%
+200 bp Shock vs. Stable Rate	(14.22)%
+100 bp Shock vs. Stable Rate	(7.63)%
Flat rate
‒100 bp Shock vs. Stable Rate	(0.05)%
‒200 bp Shock vs. Stable Rate	(4.99)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	5.67%
+200 bp Shock vs. Stable Rate	1.23%
+100 bp Shock vs. Stable Rate	4.52%
Flat rate
‒100 bp Shock vs. Stable Rate	(16.75)%
‒200 bp Shock vs. Stable Rate	(51.31)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)

Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

b)

Changes in internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Although the Company is subject to various claims and legal actions that occur from time to time in the ordinary course of business, the Company is not party to any pending legal proceedings that management believes could have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2022	―	―	―	120,000
February 1 — February 28, 2022	―	―	―	120,000
March 1 — March 31, 2022	―	―	―	120,000
Total	―	―	―	120,000

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

FIRST KEYSTONE CORPORATION
Registrant

May 6, 2022	/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2022	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)