Form 10-Q
period 2022-06-30
FIRST KEYSTONE CORP
filed 2022-08-05
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 5,981,361 shares as of August 3, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	June 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$9,441	$9,600
Interest-bearing deposits in other banks	783	51,738
Total cash and cash equivalents	10,224	61,338
Time deposits with other banks	—	247
Debt securities available-for-sale, at fair value	410,260	437,916
Marketable equity securities, at fair value	1,661	1,962
Restricted investment in bank stocks, at cost	5,753	1,919

Loans	804,055	746,835
Loans held for sale	765	6,006
Allowance for loan losses	(9,160)	(8,680)
Net loans	795,660	744,161
Premises and equipment, net	17,960	18,158
Operating lease right-of-use assets	1,013	1,025
Accrued interest receivable	4,473	4,361
Cash surrender value of bank owned life insurance	25,088	24,792
Investments in low-income housing partnerships	2,055	1,530
Goodwill	19,133	19,133
Deferred income taxes	6,844	—
Other assets	4,458	3,808
TOTAL ASSETS	$1,304,582	$1,320,350

LIABILITIES
Deposits:
Non-interest bearing	$230,513	$249,040
Interest bearing	763,095	828,929
Total deposits	993,608	1,077,969
Short-term borrowings	129,723	27,377
Long-term borrowings	25,000	35,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	1,495	1,499
Accrued interest payable	273	251
Deferred income taxes	—	631
Other liabilities	4,104	4,068
TOTAL LIABILITIES	1,179,203	1,171,795

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of June 30, 2022 and December 31, 2021; issued 0 as of June 30, 2022 and December 31, 2021	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of June 30, 2022 and December 31, 2021; issued 6,212,972 as of June 30, 2022 and 6,178,835 as of December 31, 2021; outstanding 5,981,361 as of June 30, 2022 and 5,947,223 as of December 31, 2021	12,426	12,358
Surplus	41,691	40,940
Retained earnings	97,409	93,378
Accumulated other comprehensive (loss) income	(20,438)	7,588
Treasury stock, at cost, 231,611 shares as of June 30, 2022 and 231,612 shares as of December 31, 2021	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	125,379	148,555
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,304,582	$1,320,350

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

INTEREST INCOME
Interest and fees on loans	$8,486	$7,989	$16,662	$16,143
Interest and dividend income on securities:
Taxable	1,716	1,360	3,287	2,600
Tax-exempt	849	862	1,685	1,702
Dividends	11	12	24	24
Dividend income on restricted investment in bank stocks	49	27	70	53
Interest on interest-bearing deposits in other banks	—	9	12	12
Total interest income	11,111	10,259	21,740	20,534
INTEREST EXPENSE
Interest on deposits	706	783	1,391	1,578
Interest on short-term borrowings	182	20	210	40
Interest on long-term borrowings	168	211	358	428
Interest on subordinated debt	274	274	544	547
Total interest expense	1,330	1,288	2,503	2,593
Net interest income	9,781	8,971	19,237	17,941
Provision for loan losses	218	135	437	270
Net interest income after provision for loan losses	9,563	8,836	18,800	17,671
NON-INTEREST INCOME
Trust department	268	265	518	518
Service charges and fees	549	481	1,058	856
Increase in cash surrender value of life insurance	148	150	296	299
ATM fees and debit card income	558	568	1,067	1,084
Net (losses) gains on sales of mortgage loans	—	308	(34)	662
Net securities (losses) gains	(68)	28	(131)	143
Other	59	65	129	178
Total non-interest income	1,514	1,865	2,903	3,740
NON-INTEREST EXPENSE
Salaries and employee benefits	3,462	3,461	7,016	6,761
Occupancy, net	478	483	970	980
Furniture and equipment expense	147	142	302	280
Computer expense	358	315	728	585
Professional services	370	273	668	532
Pennsylvania shares tax	324	313	648	626
FDIC insurance, net	120	120	257	207
ATM and debit card fees	242	283	370	483
Data processing fees	251	323	509	617
Foreclosed assets held for resale expense, net	—	—	—	3
Advertising	118	109	190	181
Other	725	725	1,453	1,489
Total non-interest expense	6,595	6,547	13,111	12,744
Income before income tax expense	4,482	4,154	8,592	8,667
Income tax expense	660	549	1,227	1,184
NET INCOME	$3,822	$3,605	$7,365	$7,483
PER SHARE DATA
Net income per share:
Basic	$0.64	$0.61	$1.24	$1.27
Diluted	0.64	0.61	1.24	1.27
Dividends per share	0.28	0.27	0.56	0.55

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(Dollars in thousands)	Three Months Ended
	June 30,
	2022	2021

Net Income	$3,822	$3,605

Other comprehensive (loss) income:
Unrealized net holding (losses) gains on debt securities available-for-sale arising during the period, net of income taxes of $(2,850) and $583, respectively	(10,723)	2,198

Less reclassification adjustment for net gains included in net income, net of income taxes of $(6) and $(0), respectively (a) (b)	(21)	—

Total other comprehensive (loss) income	(10,744)	2,198

Total Comprehensive (Loss) Income	$(6,922)	$5,803

(Dollars in thousands)	Six Months Ended
	June 30,
	2022	2021

Net Income	$7,365	$7,483

Other comprehensive loss:
Unrealized net holding losses on debt securities available-for-sale arising during the period, net of income taxes of $(7,445) and $(459), respectively	(28,006)	(1,725)

Less reclassification adjustment for net gains included in net income, net of income taxes of $(6) and $(0), respectively (a) (b)	(21)	—

Total other comprehensive loss	(28,027)	(1,725)

Total Comprehensive (Loss) Income	$(20,662)	$5,758

______________________________

(a)	Gross amounts are included in net securities (losses) gains on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	(Loss) Income	Stock	Equity
Balance at January 1, 2022	6,178,835	$12,358	$40,940	$93,378	$7,588	$(5,709)	$148,555
Net Income				3,543			3,543
Other comprehensive loss, net of taxes					(17,282)		(17,282)
Issuance of common stock under dividend reinvestment plan	16,297	32	372				404
Dividends - $0.28 per share				(1,665)			(1,665)
Balance at March 31, 2022	6,195,132	$12,390	$41,312	$95,256	$(9,694)	$(5,709)	$133,555
Net Income				3,822			3,822
Other comprehensive loss, net of taxes					(10,744)		(10,744)
Issuance of common stock under dividend reinvestment plan	17,840	36	379				415
Dividends - $0.28 per share				(1,669)			(1,669)
Balance at June 30, 2022	6,212,972	$12,426	$41,691	$97,409	$(20,438)	$(5,709)	$125,379

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
Balance at January 1, 2021	6,115,281	$12,231	$39,543	$85,307	$12,870	$(5,709)	$144,242
Net Income				3,878			3,878
Other comprehensive loss, net of taxes					(3,923)		(3,923)
Issuance of common stock under dividend reinvestment plan	16,304	32	351				383
Dividends - $0.28 per share				(1,647)			(1,647)
Balance at March 31, 2021	6,131,585	$12,263	$39,894	$87,538	$8,947	$(5,709)	$142,933
Net Income				3,605			3,605
Other comprehensive income, net of taxes					2,198		2,198
Issuance of common stock under dividend reinvestment plan	14,976	30	329				359
Dividends - $0.27 per share				(1,593)			(1,593)
Balance at June 30, 2021	6,146,561	$12,293	$40,223	$89,550	$11,145	$(5,709)	$147,502

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

(Dollars in thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,365	$7,483
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	437	270
Depreciation and amortization	528	514
Net premium amortization on securities	1,633	1,366
Deferred income tax expense benefit	(25)	(150)
Net losses (gains) on sales of mortgage loans	34	(662)
Proceeds from sales of mortgage loans originated for sale	4,429	21,427
Originations of mortgage loans originated for sale	(6,068)	(20,490)
Net securities losses (gains)	131	(143)
(Increase) decrease in accrued interest receivable	(112)	170
Increase in cash surrender value of bank owned life insurance	(296)	(299)
Net losses on disposals of premises and equipment	10	1
Increase in other assets	(639)	(1,116)
Amortization of investment in low-income housing partnerships	120	185
Increase (decrease) in accrued interest payable	22	(121)
Increase in other liabilities	37	241
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,606	8,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities and debt securities available-for-sale	170	—
Proceeds from maturities and redemptions of debt securities available-for-sale	28,871	30,836
Purchases of debt securities available-for-sale	(38,324)	(65,305)
Net decrease in time deposits with other banks	247	—
Net change in restricted investment in bank stocks	(3,834)	(359)
Net increase in loans	(50,331)	(21,649)
Purchase of premises and equipment	(325)	(131)
Purchase of investment in real estate venture	(645)	—
Proceeds from sales of foreclosed assets held for resale	—	28
NET CASH USED IN INVESTING ACTIVITIES	(64,171)	(56,580)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(84,361)	125,859
Net increase in short-term borrowings	102,346	7,005
Repayment of finance lease obligations	(5)	(5)
Repayment of long-term borrowings	(10,000)	(10,000)
Common stock issued	805	729
Dividends paid	(3,334)	(3,240)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,451	120,348

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,114)	72,444
CASH AND CASH EQUIVALENTS, BEGINNING	61,338	24,180
CASH AND CASH EQUIVALENTS, ENDING	$10,224	$96,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,481	$2,714
Income taxes paid	949	1,401
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchased securities settling after quarter end	—	5,783
Loans transferred from held for sale portfolio	(6,652)	—
Common stock subscription receivable	14	13
Right-of-use assets obtained in exchange for lease liabilities	35	33

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Recently adopted ASUs:

There were no ASUs adopted during the first two quarters of 2022.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) by creditors that have adopted the current expected credit losses (“CECL”) model and enhances disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The ASU also amends the guidance on “vintage disclosures” to require disclosure of current-period gross charge-offs by year of origination. For entities that have not yet adopted ASU 2016-13, the amendments in ASU 2022-02 are effective upon adoption of ASU 2016-13. Entities may elect to apply the guidance on TDR recognition and measurement by using a modified retrospective transition method, which would result in a cumulative-effect adjustment to retained earnings, or to adopt the amendments prospectively. If an entity elects to adopt the updated guidance on TDR recognition and measurement prospectively, the guidance should be applied to modifications occurring after the date of adoption. The amendments on TDR disclosures and vintage disclosures should be adopted prospectively. The Company plans to adopt ASU 2022-02 upon the adoption of ASU 2016-13 and is currently evaluating the provisions of ASU 2022-02 and ASU 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

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

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “Available-For-Sale” were as follows at June 30, 2022 and December 31, 2021:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2022:	Cost	Gains	Losses	Value
U.S. Treasury securities	$20,228	$—	$(1,270)	$18,958
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	113,450	14	(9,219)	104,245
Other	5,988	4	(53)	5,939
Other mortgage backed securities	40,815	—	(2,259)	38,556
Obligations of state and political subdivisions	175,292	1,011	(11,767)	164,536
Asset backed securities	32,365	—	(1,005)	31,360
Corporate debt securities	47,994	156	(1,484)	46,666
Total	$436,132	$1,185	$(27,057)	$410,260

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,825	$—	$(96)	$7,729
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	116,039	560	(1,688)	114,911
Other	7,636	5	(65)	7,576
Other mortgage backed securities	39,881	99	(430)	39,550
Obligations of state and political subdivisions	175,021	11,709	(554)	186,176
Asset backed securities	36,555	143	(156)	36,542
Corporate debt securities	45,354	448	(370)	45,432
Total	$428,311	$12,964	$(3,359)	$437,916

Securities Available-for-Sale with an aggregate fair value of $288,785,000 at June 30, 2022 and $401,861,000 at December 31, 2021, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $236,643,000 at June 30, 2022 and $318,074,000 at December 31, 2021.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at June 30, 2022. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		June 30, 2022
		Debt Securities Available-For-Sale
(Dollars in thousands)		U.S. Government	Other	Obligations
		Agency &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$—	$2,553	$—	$1,536
Fair value	—	—	—	2,554	—	1,534

1 - 5 Years:
Amortized cost	12,389	323	7,941	21,300	33	13,212
Fair value	11,902	321	7,748	21,056	33	13,246

5 - 10 Years:
Amortized cost	7,839	13,904	2,713	30,191	—	33,246
Fair value	7,056	13,834	2,615	29,294	—	31,886

After 10 Years:
Amortized cost	—	105,211	30,161	121,248	32,332	—
Fair value	—	96,029	28,193	111,632	31,327	—

Total:
Amortized cost	$20,228	$119,438	$40,815	$175,292	$32,365	$47,994
Fair value	18,958	110,184	38,556	164,536	31,360	46,666
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

There were no aggregate securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at June 30, 2022. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s,

Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

There were no proceeds from sales of investments in Debt Securities Available-For-Sale for the three months ended June 30, 2022 and 2021. Therefore, there were no gains or losses realized during these periods. There were no impairment losses realized on Debt Securities Available-For-Sale during the three months ended June 30, 2022 or 2021.

There were no proceeds from sales of investments in Debt Securities Available-For-Sale for the six months ended June 30, 2022 and 2021. Therefore , there were no gains or losses realized during these periods. There were no impairment losses realized on Debt Securities Available-For-Sale during the six months ended June 30, 2022 or 2021.

At June 30, 2022 and December 31, 2021, the Company had $1,661,000 and $1,962,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the six months ended June 30, 2022 and 2021:

(Dollars in thousands)	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Net (losses) and gains recognized during the period on equity securities	$(158)	$143
Less: Net gains recognized during the period on equity securities sold during the period	27	—
Net (losses) and gains recognized during the reporting period on equity securities still held at the reporting date	$(131)	$143

There were no proceeds from sales of investments in Held-to-Maturity debt securities during the six months ended June 30, 2022 or 2021. Therefore, there were no gains or losses realized during these periods.

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

The Company and its investment advisors monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at June 30, 2022 or December 31, 2021.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of June 30, 2022 and December 31, 2021:

June 30, 2022

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$18,958	$(1,270)	$—	$—	$18,958	$(1,270)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	83,061	(6,799)	18,270	(2,420)	101,331	(9,219)
Other	201	(1)	5,463	(52)	5,664	(53)
Other mortgage-backed debt securities	31,323	(1,646)	7,234	(613)	38,557	(2,259)
Obligations of state and political subdivisions	100,845	(9,382)	9,718	(2,385)	110,563	(11,767)
Asset backed securities	24,945	(445)	6,415	(560)	31,360	(1,005)
Corporate debt securities	31,256	(1,324)	5,590	(160)	36,846	(1,484)
Total	$290,589	$(20,867)	$52,690	$(6,190)	$343,279	$(27,057)

December 31, 2021

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$7,729	$(96)	$—	$—	$7,729	$(96)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	66,195	(1,271)	11,697	(417)	77,892	(1,688)
Other	—	—	6,687	(65)	6,687	(65)
Other mortgage-backed debt securities	11,036	(225)	7,362	(205)	18,398	(430)
Obligations of state and political subdivisions	25,867	(362)	3,931	(192)	29,798	(554)
Asset backed securities	11,232	(49)	6,315	(107)	17,547	(156)
Corporate debt securities	19,485	(315)	3,445	(55)	22,930	(370)
Total	$141,544	$(2,318)	$39,437	$(1,041)	$180,981	$(3,359)

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

The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Company’s carrying value at any measurement date. Management does not believe any of their 153 debt securities with a less than one year unrealized loss position, or any of their 31 debt securities with a one year or greater unrealized loss position as of June 30, 2022, represent an other-than-temporary impairment, as the unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Company expects to collect all principal and interest payments defined under the original terms as all contracted payments on securities in the portfolio are current as of June 30, 2022.

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

As an addition to the commercial loans receivable portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of June 30, 2022, the Company's balance of GGLs was $5,267,000, compared to $3,829,000 at December 31, 2021.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $765,000 and $6,006,000 at June 30, 2022 and December 31, 2021, respectively.

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

Coronavirus Pandemic Impact on the Loan Portfolio

As a result of the economic impact of the COVID-19 coronavirus pandemic, the CARES Act was enacted in the United States on March 27, 2020. The Company is approved by the SBA to fund loans under the SBA’s Paycheck Protection Program created as part of the CARES Act. The PPP loans have 1.00% interest rates, lender fees, two or five-year terms (depending on date of origination), and may qualify for forgiveness. These loans funded by the Company are subject to the terms and conditions applicable to all loans made pursuant to the PPP, as administered by the SBA under the CARES Act. The PPP calls for these loans to be fully guaranteed by the SBA. PPP loan origination fees and certain loan origination costs have been deferred with the net amount accreted using the straight line method over the contractual life of the related loans as an interest yield adjustment. If a loan is forgiven pursuant to the terms and conditions applicable to the PPP, the remaining origination fees and costs are recognized at the time of forgiveness. All PPP loans are carried in the Company’s Commercial and Industrial loan portfolio. As of June 30, 2022, the Company held 3 PPP loans in its Commercial and Industrial portfolio which carried a balance of $146,000, of which 2 loans carrying an aggregate balance of $137,000 were granted during the first round of PPP issuance and 1 loan carrying a balance of $9,000 was granted during the second round of PPP issuance. At December 31, 2021, the Company held 122 PPP loans in its Commercial and Industrial portfolio, which carried an aggregate balance of $4,894,000, of which 2 loans carrying an aggregate balance of $160,000 were granted during the first round of PPP issuance and 120 loans carrying an aggregate balance of $4,734,000 were granted during the second round of PPP issuance.

An additional provision of the CARES Act, Section 4013 provides financial institutions the option to suspend requirements to categorize certain loan modifications as troubled debt restructurings as long as specific criteria are met. To qualify, the loan modifications must be made on a good-faith basis in response to the COVID-19 pandemic, must occur between March 1, 2020 and the earlier of September 30, 2021 or the termination date of the national emergency related to the COVID-19 pandemic as declared by the President of the United States, and the loans must have been paid current (less than 30 days past due prior to any relief) as of December 31, 2019. In compliance with Section 4013 of the CARES Act, the Company granted modification requests to defer principal and/or interest payments or modify interest rates on various loans across all portfolio segments. Of the loan modifications that were granted in compliance with Section 4013 of the CARES Act, there were no loan modifications still actively on deferral as of June 30, 2022, compared to December 31, 2021 when there was 1 loan modification still actively on deferral carrying a balance of $9,423,000. See page 24 for additional information regarding the Section 4013 CARES Act modifications.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the amount of the reserve for unfunded lending commitments was $117,000 and $177,000, respectively.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of June 30, 2022 and December 31, 2021:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
Grade:
1-6 Pass	$81,317	$81,561	$547,062	$498,565
7 Special Mention	—	—	1,019	1,098
8 Substandard	755	796	19,294	21,248
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	467	169	883	743
Total loans	$82,539	$82,526	$568,258	$521,654

	Residential Real Estate
	Including Home Equity		Consumer
	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
Grade:
1-6 Pass	$147,874	$141,983	$5,277	$5,210
7 Special Mention	—	570	61	—
8 Substandard	912	1,020	—	5
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount and	—	—	—	—
Net deferred loan fees and costs	(165)	(190)	64	63
Total loans	$148,621	$143,383	$5,402	$5,278

	Total Loans
	June 30,	December 31,
	2022	2021
Grade:
1-6 Pass	$781,530	$727,319
7 Special Mention	1,080	1,668
8 Substandard	20,961	23,069
9 Doubtful	—	—
Add (deduct): Unearned discount and	—	—
Net deferred loan fees and costs	1,249	785
Total loans	$804,820	$752,841

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $23,897,000 and $1,583,000 at June 30, 2022 and $24,647,000 and $1,671,000 at December 31, 2021. Commercial and Industrial loans also included $5,267,000 and $3,829,000 of Government Guaranteed Loans and $146,000 and $4,894,000 of Paycheck Protection Program loans as of June 30, 2022 and December 31, 2021, respectively. Loans held for sale amounted to $765,000 at June 30, 2022 and $6,006,000 at December 31, 2021.

The activity in the allowance for loan losses, by loan class, is summarized below for the periods indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three months ended June 30, 2022:
Allowance for Loan Losses:
Beginning balance	$665	$5,759	$1,538	$78	$897	$8,937
Charge-offs	(9)	—	—	(4)	—	(13)
Recoveries	1	—	13	4	—	18
Provision (credit)	18	195	58	1	(54)	218
Ending Balance	$675	$5,954	$1,609	$79	$843	$9,160

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the six months ended June 30, 2022:
Allowance for Loan Losses:
Beginning balance	$681	$5,408	$1,539	$84	$968	$8,680
Charge-offs	(9)	—	—	(6)	—	(15)
Recoveries	2	38	14	4	—	58
Provision (credit)	1	508	56	(3)	(125)	437
Ending Balance	$675	$5,954	$1,609	$79	$843	$9,160
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$675	$5,954	$1,609	$79	$843	$9,160

Loans Receivable:
Ending Balance	$82,539	$568,258	$148,621	$5,402	$—	$804,820
Ending balance: individually
evaluated for impairment	$991	$10,448	$845	$—	$—	$12,284
Ending balance: collectively
evaluated for impairment	$81,548	$557,810	$147,776	$5,402	$—	$792,536

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three months ended June 30, 2021:
Allowance for Loan Losses:
Beginning balance	$790	$4,786	$1,606	$93	$772	$8,047
Charge-offs	—	(29)	(55)	(10)	—	(94)
Recoveries	—	30	1	5	—	36
Provision (credit)	61	143	(13)	7	(63)	135
Ending Balance	$851	$4,930	$1,539	$95	$709	$8,124

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the six months ended June 30, 2021:
Allowance for Loan Losses:
Beginning balance	$787	$4,762	$1,643	$94	$647	$7,933
Charge-offs	(13)	(29)	(55)	(20)	—	(117)
Recoveries	—	30	1	7	—	38
Provision (credit)	77	167	(50)	14	62	270
Ending Balance	$851	$4,930	$1,539	$95	$709	$8,124
Ending balance: individually
evaluated for impairment	$—	$1	$—	$—	$—	$1
Ending balance: collectively
evaluated for impairment	$851	$4,929	$1,539	$95	$709	$8,123

Loans Receivable:
Ending Balance	$103,894	$486,825	$145,965	$5,221	$—	$741,905
Ending balance: individually
evaluated for impairment	$1,047	$13,861	$1,185	$—	$—	$16,093
Ending balance: collectively
evaluated for impairment	$102,847	$472,964	$144,780	$5,221	$—	$725,812

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2021:
Allowance for Loan Losses:
Beginning balance	$787	$4,762	$1,643	$94	$647	$7,933
Charge-offs	(13)	(29)	(80)	(36)	—	(158)
Recoveries	—	30	4	11	—	45
Credit (provision)	(93)	645	(28)	15	321	860
Ending Balance	$681	$5,408	$1,539	$84	$968	$8,680
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$681	$5,408	$1,539	$84	$968	$8,680

Loans Receivable:
Ending Balance	$82,526	$521,654	$143,383	$5,278	$—	$752,841
Ending balance: individually
evaluated for impairment	$1,017	$11,803	$853	$—	$—	$13,673
Ending balance: collectively
evaluated for impairment	$81,509	$509,851	$142,530	$5,278	$—	$739,168

The outstanding recorded investment of TDRs as of June 30, 2022 and December 31, 2021 was $7,669,000 and $8,020,000, respectively. The decrease in TDRs at June 30, 2022 as compared to December 31, 2021 is mainly attributable to regular principal payments and paydowns on existing TDRs that were completed during the six months ended June 30, 2022. There were no unfunded commitments on TDRs at June 30, 2022 and December 31, 2021.

During the three months ended June 30, 2022, one loan with a post modification balance of $372,000 was modified as a TDR. No loans were modified as TDRs during the first three months of 2022. During the six months ended June 30, 2021, three loans with a combined post modification balance of $301,000 were modified as TDRs. No loans were modified as TDRs during the three months ended June 30, 2021. The loan modifications for the six months ended June 30, 2022 consisted of one payment modification, compared to the loan modifications for the six months ended June 30, 2021 which consisted of two term modifications and one payment modification.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2022	2021
Non-accrual TDRs	$1,355	$1,413
Accruing TDRs	6,314	6,607
Total	$7,669	$8,020

At June 30, 2022, three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $682,000, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $318,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $12,000 were not in compliance with the terms of their restructure, compared to June 30, 2021 when three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $736,000, seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $479,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $17,000 were not in compliance with the terms of their restructure.

Of the loans that were modified as TDRs within the twelve months preceding June 30, 2022, no loans experienced payment defaults during the three months ended June 30, 2022. One Commercial Real Estate loan that was modified as a TDR within the twelve months preceding June 30, 2022 experienced a payment default during the six months ended June 30, 2022, but the loan was subsequently paid off during the first quarter of 2022. Of the loans that were modified as TDRs during the twelve months preceding June 30, 2021, three Commercial Real Estate loans totaling $300,000 experienced payment defaults during the three months ended June 30, 2021. No loans that were modified as TDRs during the twelve months preceding June 30, 2021 experienced payment defaults during the first three months of 2021.

The following table presents information regarding the loan modifications categorized as TDRs during the three and six months ended June 30, 2022 and the six months ended June 30, 2021. No loans were modified as TDRs during the three months ended June 30, 2021.

(Dollars in thousands)	For the Three Months Ended June 30, 2022
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial Real Estate	1	$347	$372	$372
Total	1	$347	$372	$372

(Dollars in thousands)	For the Six Months Ended June 30, 2022
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial Real Estate	1	$347	$372	$372
Total	1	$347	$372	$372

(Dollars in thousands)	For the Six Months Ended June 30, 2021
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial Real Estate	3	$301	$301	$301
Total	3	$301	$301	$301

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the three and six months ended June 30, 2022 and the six months ended June 30, 2021 with the total number of each type of modification performed. No loans were modified as TDRs during the three months ended June 30, 2021.

	For the Three Months Ended June 30, 2022
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial Real Estate	—	—	1	1
Total	—	—	1	1

	For the Six Months Ended June 30, 2022
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial Real Estate	—	—	1	1
Total	—	—	1	1

	For the Six Months Ended June 30, 2021
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial Real Estate	—	2	1	3
Total	—	2	1	3

In the wake of the COVID-19 pandemic, during the second quarter of 2020, the Company began granting loan modification requests to defer principal and/or interest payments or modify interest rates. These loans are not classified as TDRs according to Section 4013 of the CARES Act, as long as the specific criteria set forth in the Act are met. The table below presents information related to loan modifications made in compliance with Section 4013 of the CARES Act for the six months ended June 30, 2022:

(Dollars in thousands)	Commercial and		Commercial		Residential
	Industrial		Real Estate		Real Estate		Consumer		Total
		Recorded		Recorded		Recorded		Recorded		Recorded
	Count	Investment	Count	Investment	Count	Investment	Count	Investment	Count	Investment
Balance at December 31, 2021	—	$—	1	$9,423	—	$—	—	$—	1	$9,423
Additional modifications granted for the three months ended March 31, 2022	—	—	—	—	—	—	—	—	—	—
Section 4013 CARES Act modifications returned to normal payment status during the three months ended March 31, 2022 (a)	—	—	(1)	(9,423)	—	—	—	—	(1)	(9,423)
Principal payments net of draws on active deferred loans for the three months ended March 31, 2022 (b)	N/A	—	N/A	—	N/A	—	N/A	—	N/A	—
Balance at March 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—
Additional modifications granted for the three months ended June 30, 2022	—	—	—	—	—	—	—	—	—	—
Section 4013 CARES Act modifications returned to normal payment status during the three months ended June 30, 2022 (a)	—	—	—	—	—	—	—	—	—	—
Principal payments net of draws on active deferred loans for the three months ended June 30, 2022 (b)	N/A	—	N/A	—	N/A	—	N/A	—	N/A	—
Balance at June 30, 2022	—	$—	—	$—	—	$—	—	$—	—	$—

Percent of Total Section 4013 CARES Act Modifications as of June 30, 2022		0.00%		0.00%		0.00%		0.00%		0.00%
Percent of Total Section 4013 CARES Act Modifications to Total Loans as of June 30, 2022		0.00%		0.00%		0.00%		0.00%		0.00%
Subsequent modifications granted during the three months ended June 30, 2022 for active deferred loans outstanding as of June 30, 2022	—	$—	—	$—	—	$—	—	$—	—	$—

(a) Includes payments made prior to return to normal payment status during the three month period

(b) Draws include those made on lines of credit and other loans contractually allowing draws of principal. No construction loans have experienced a Section 4013 CARES Act modification at the dates indicated.

The recorded investment, unpaid principal balance, and the related allowance of the Company’s impaired loans are summarized below at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$991	$991	$—	$1,017	$1,017	$—
Commercial Real Estate	10,448	13,381	—	11,803	14,735	—
Residential Real Estate	845	877	—	853	885	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Residential Real Estate	—	—	—	—	—	—
Total	$12,284	$15,249	$—	$13,673	$16,637	$—

Total consists of:
Commercial and Industrial	$991	$991	$—	$1,017	$1,017	$—
Commercial Real Estate	$10,448	$13,381	$—	$11,803	$14,735	$—
Residential Real Estate	$845	$877	$—	$853	$885	$—

At June 30, 2022 and December 31, 2021, $7,669,000 and $8,020,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 at both June 30, 2022 and December 31, 2021. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Company’s impaired loans are summarized below for the three and six months ended June 30, 2022 and 2021.

(Dollars in thousands)	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$998	$3	$1,057	$2
Commercial Real Estate	10,801	70	12,750	95
Residential Real Estate	847	—	1,233	1

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	—	—	483	—
Residential Real Estate	—	—	—	—
Total	$12,646	$73	$15,523	$98

Total consists of:
Commercial and Industrial	$998	$3	$1,057	$2
Commercial Real Estate	$10,801	$70	$13,233	$95
Residential Real Estate	$847	$—	$1,233	$1

Of the $73,000 and $98,000 in interest income recognized on impaired loans for the three months ended June 30, 2022 and 2021 respectively, $0 and $3,000 in interest income was recognized with respect to non-accrual loans for each respective period.

(Dollars in thousands)	For the Six Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,004	$5	$1,071	$5
Commercial Real Estate	11,247	142	12,564	188
Residential Real Estate	849	—	1,142	1

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	—	—	484	—
Residential Real Estate	—	—	—	—
Total	$13,100	$147	$15,261	$194

Total consists of:
Commercial and Industrial	$1,004	$5	$1,071	$5
Commercial Real Estate	$11,247	$142	$13,048	$188
Residential Real Estate	$849	$—	$1,142	$1

Of the $147,000 and $194,000 in interest income recognized on impaired loans for the six months ended June 30, 2022 and 2021 respectively, $0 and $3,000 in interest income was recognized with respect to non-accrual loans for each respective period.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of June 30, 2022 and December 31, 2021 were as follows:

(Dollars in thousands)	June 30,	December 31,
	2022	2021
Commercial and Industrial	$683	$708
Commercial Real Estate	4,454	5,519
Residential Real Estate	833	839
Total non-accrual loans	5,970	7,066
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	166	—
Total non-performing assets	$6,136	$7,066

There were no foreclosed assets held for resale at June 30, 2022 or December 31, 2021. Consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $41,000 at both June 30, 2022 and December 31, 2021. These balances were not included in foreclosed assets held for resale at June 30, 2022 or December 31, 2021.

The following tables present the classes of the loan portfolio, including non-accrual loans and TDRs, summarized by past-due status at June 30, 2022 and December 31, 2021:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
June 30, 2022:
Commercial and Industrial	$150	$—	$656	$806	$81,733	$82,539	$—
Commercial Real Estate	474	—	3,783	4,257	564,001	568,258	—
Residential Real Estate	150	117	999	1,266	147,355	148,621	166
Consumer	—	9	—	9	5,393	5,402	—
Total	$774	$126	$5,438	$6,338	$798,482	$804,820	$166

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2021:
Commercial and Industrial	$47	$—	$678	$725	$81,801	$82,526	$—
Commercial Real Estate	116	189	4,891	5,196	516,458	521,654	—
Residential Real Estate	553	191	839	1,583	141,800	143,383	—
Consumer	14	—	—	14	5,264	5,278	—
Total	$730	$380	$6,408	$7,518	$745,323	$752,841	$—

At this time, there have been no material fluctuations in past-due loans as a result of the COVID-19 pandemic.

At June 30, 2022 and December 31, 2021, commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit totaling $1,249,000 that was associated with a loan to a developer of a residential sub-division.

NOTE 5 — DEPOSITS

Major classifications of deposits at June 30, 2022 and December 31, 2021 consisted of:

(Dollars in thousands)	June 30,	December 31,
	2022	2021
Non-interest bearing demand	$230,513	$249,040
Interest bearing demand	325,624	395,033
Savings	276,599	260,804
Time certificates of deposits less than $250,000	147,603	158,914
Time certificates of deposits $250,000 or greater	11,699	13,030
Other time	1,570	1,148
Total deposits	$993,608	$1,077,969

Total deposits decreased $84,361,000 to $993,608,000 as of June 30, 2022 due to decreases in non-interest bearing, interest bearing demand and time deposits. The decrease in deposits was mainly the result of a $95,504,000 decrease in highly rate sensitive deposits and other normal fluctuations in deposits during the six months ended June 30, 2022.

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings. Short-term borrowings and weighted–average interest rates at June 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	June 30, 2022		December 31, 2021
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—%	$—	0.36%
Securities sold under agreements to repurchase	25,311	0.36%	27,377	0.35%
Federal Discount Window	—	0.70%	—	0.36%
Federal Home Loan Bank of Pittsburgh	104,412	1.16%	—	0.34%
Total	$129,723	0.77%	$27,377	0.35%

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
June 30, 2022
Repurchase agreements (a)	$25,311	$—	$25,311	$(25,311)	$—	$—

December 31, 2021
Repurchase agreements (a)	$27,377	$—	$27,377	$(27,377)	$—	$—
(a)	As of June 30, 2022 and December 31, 2021, the fair value of securities pledged in connection with repurchase agreements was $30,603,000 and $37,735,000 , respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2022:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
June 30, 2022:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$25,311	$—	$—	$—	$25,311
Total	$25,311	$—	$—	$—	$25,311

Long-Term Borrowings and Letters of Credit

Long-term borrowings are comprised of advances from the FHLB.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Company’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Company’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Company to pledge collateral in the amount necessary to secure these funds. The Company began utilizing this service offered by the FHLB during the second quarter of 2021. There were no irrevocable standby letters of credit which could be drawn on through FHLB’s close of business on June 30, 2022. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Corporation’s banking subsidiary. Principal qualifying assets are certain real estate mortgages and investment securities. As of June 30, 2022, loans of $641,482,000 were pledged to FHLB which resulted in a FHLB maximum borrowing capacity of $458,318,000. As of June 30, 2022, no securities were pledged as collateral to FHLB to secure FHLB loans and letters of credit.

NOTE 7 — SUBORDINATED DEBT

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due 2030 (the “2020 Notes”) to accredited investors. The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The Company utilized the net proceeds it received from the sale of the 2020 Notes to support organic growth and for general corporate purposes.

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

The Bank currently leases four branch banking facilities and one parcel of land under operating leases. At June 30, 2022, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,013,000 and $1,495,000, respectively. At December 31, 2021, right-of-use assets and lease liabilities stood at $1,025,000 and $1,499,000, respectively. Further options to extend or terminate the lease are not applicable for any of the five leases. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Bank recognized total operating lease costs for the six months ended June 30, 2022 and 2021 of $90,000 and $89,000, respectively. Operating lease costs are included in occupancy, net in the accompanying statements of income. Cash payments totaled $83,000 and $77,000, respectively, for the six months ended June 30, 2022 and 2021.

The Bank currently has one finance lease for equipment. At June 30, 2022, right-of-use assets and lease liabilities were recorded related to the finance lease totaling $34,000 and $11,000, respectively. At December 31, 2021, right-of-use assets and lease liabilities stood at $34,000 and $16,000, respectively. Amounts recognized as right-of-use assets and lease liabilities related to finance leases are included in premises and equipment, net and other liabilities, respectively, in the accompanying balance sheet. Further options to extend or terminate the lease are not applicable for the lease. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. The lease did not contain an implicit rate; therefore, our incremental borrowing rate was used.

Total finance lease costs that were recognized by the Bank for the six months ended June 30, 2022 and 2021 were immaterial. Cash payments totaled $5,000 for the six months ended June 30, 2022 and 2021.

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of June 30, 2022 and December 31, 2021.

	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
	Operating	Operating	Finance	Finance
Weighted-average term (years)	24.20	24.51	1.17	1.67
Weighted-average discount rate	3.91%	3.89%	0.68%	0.68%

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating or finance lease liability is as follows:

(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$100	$120	$10	$10
After one but within two years	68	68	2	7
After two but within three years	68	68	—	—
After three but within four years	68	68	—	—
After four but within five years	75	68	—	—
After five years	2,149	2,190	—	—
Total undiscounted cash flows	2,528	2,582	12	17
Discount on cash flows	(1,033)	(1,083)	(1)	(1)
Total lease liability	$1,495	$1,499	$11	$16

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at June 30, 2022 and December 31, 2021 were as follows:

(Dollars in thousands)
	June 30, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$123,931	$142,335
Financial standby letters of credit	$1,714	$2,000
Performance standby letters of credit	$3,113	$3,727

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

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At June 30, 2022, the Company had $716,879,000 in loans secured by real estate, which represented 89.1% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of

June 30, 2022 and December 31, 2021, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At June 30, 2022 and December 31, 2021, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

June 30, 2022	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$18,958	$—	$—	$18,958
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	104,245	—	104,245
Other	—	5,939	—	5,939
Other mortgage backed debt securities	—	38,556	—	38,556
Obligations of state and political subdivisions	—	164,536	—	164,536
Asset backed securities	—	31,360	—	31,360
Corporate debt securities	—	46,666	—	46,666
Total debt securities available-for-sale	18,958	391,302	—	410,260
Marketable equity securities	1,661	—	—	1,661
Total recurring fair value measurements	$20,619	$391,302	$—	$411,921

(Dollars in thousands)

December 31, 2021	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,729	$—	$—	$7,729
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	114,911	—	114,911
Other	—	7,576	—	7,576
Other mortgage backed debt securities	—	39,550	—	39,550
Obligations of state and political subdivisions	—	186,176	—	186,176
Asset backed securities	—	36,542	—	36,542
Corporate debt securities	—	45,432	—	45,432
Total debt securities available-for-sale	7,729	430,187	—	437,916
Marketable equity securities	1,962	—	—	1,962
Total recurring fair value measurements	$9,691	$430,187	$—	$439,878

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At June 30, 2022 and December 31, 2021, impaired loans measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at June 30, 2022
Impaired loans:
Commercial Real Estate	$—	$—	$5,919	$5,919
Residential Real Estate	—	—	30	30
Total impaired loans	$—	$—	$5,949	$5,949

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2021
Impaired loans:
Commercial Real Estate	$—	$—	$5,954	$5,954
Residential Real Estate	—	—	30	30
Total impaired loans	$—	$—	$5,984	$5,984

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
June 30, 2022	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans - collateral dependent	$3,120	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(15%) – (44%)	(15%)
Impaired loans - other	$2,829	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)

December 31, 2021
Impaired loans - collateral dependent	$3,120	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(15%) – (44%)	(15%)
Impaired loans - other	$2,864	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at June 30, 2022
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,441	$9,441	$—	$—	$9,441
Interest-bearing deposits in other banks	783	—	783	—	783
Time deposits with other banks	—	—	—	—	—
Restricted investment in bank stocks	5,753	—	5,753	—	5,753
Net loans	795,660	—	—	774,976	774,976
Mortgage servicing rights	349	—	—	349	349
Accrued interest receivable	4,473	—	4,473	—	4,473

FINANCIAL LIABILITIES:
Demand, savings and other deposits	832,736	—	832,736	—	832,736
Time deposits	160,872	—	156,636	—	156,636
Short-term borrowings	129,723	—	129,106	—	129,106
Long-term borrowings	25,000	—	24,598	—	24,598
Subordinated debentures	25,000	—	22,428	—	22,428
Accrued interest payable	273	—	273	—	273

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2021
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,600	$9,600	$—	$—	$9,600
Interest-bearing deposits in other banks	51,738	—	51,738	—	51,738
Time deposits with other banks	247	—	247	—	247
Restricted investment in bank stocks	1,919	—	1,919	—	1,919
Net loans	744,161	—	—	762,914	762,914
Mortgage servicing rights	367	—	—	367	367
Accrued interest receivable	4,361	—	4,361	—	4,361

FINANCIAL LIABILITIES:
Demand, savings and other deposits	904,877	—	904,877	—	904,877
Time deposits	173,092	—	172,897	—	172,897
Short-term borrowings	27,377	—	27,380	—	27,380
Long-term borrowings	35,000	—	35,987	—	35,987
Subordinated debentures	25,000	—	24,384	—	24,384
Accrued interest payable	251	—	251	—	251

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of June 30, 2022 and December 31, 2021, the fair value of trust assets under management was $111,330,000 and $108,339,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 12 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At June 30, 2022 and 2021, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Three Months Ended
	June 30,
	2022	2021
Net income	$3,822	$3,605
Weighted-average common shares outstanding	5,964	5,905
Basic and diluted earnings per share	$0.64	$0.61

(In thousands, except earnings per share)	Six Months Ended
	June 30,
	2022	2021
Net income	$7,365	$7,483
Weighted-average common shares outstanding	5,956	5,894
Basic and diluted earnings per share	$1.24	$1.27

NOTE 13 — GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $19,133,000 at June 30, 2022 and December 31, 2021.

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

Goodwill was evaluated for impairment at December 31, 2021, and it was determined that goodwill was not impaired. Management evaluated the need for an interim goodwill impairment analysis and determined that there were no triggering events or negative factors affecting goodwill since the previous test that would indicate goodwill was impaired as of June 30, 2022.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2022 compared to quarter ended June 30, 2021

First Keystone Corporation realized earnings for the three months ended June 30, 2022 of $3,822,000, an increase of $217,000, or 6.0% from the second quarter of 2021. The increase in net income for the three months ended June 30, 2022 was primarily due to an increase in interest income, mainly due to increased interest rates and growth in commercial real estate loans and increased interest and dividend income earned on securities.

On a per share basis, for the three months ended June 30, 2022, net income was $0.64 versus $0.61 for the same three month period of 2021. Cash dividends amounted to $0.28 and $0.27 per share for the three months ended June 30, 2022 and 2021, respectively.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest income less interest expense. In the three months ended June 30, 2022, interest income amounted to $11,111,000, an increase of $852,000 or 8.3% from the three months ended June 30, 2021, while interest expense amounted to $1,330,000 in the three months ended June 30, 2022, an increase of $42,000 or 3.3% from the three months ended June 30, 2021. As a result, net interest income increased $810,000 or 9.0% to $9,781,000 from $8,971,000 for the same period in 2021.

The Company’s net interest margin for the three months ended June 30, 2022 was 3.36% compared to 3.23% for same period in 2021. The increase in net interest margin was primarily a result of increases in yields earned on securities and commercial loans.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended June 30, 2022 and 2021 was $218,000 and $135,000, respectively. The increase in the provision for loan losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for loan losses for the three months ended June 30, 2022 is also reflective of management’s assessment of the continued credit risk associated with the uncertainty surrounding geopolitical and economic concerns. Charge-off and recovery activity in the allowance for loan losses resulted in net recoveries of $5,000 and net charge-offs of $58,000 for the the three months ended June 30, 2022 and 2021, respectively. See Allowance for Loan Losses on page 45 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,514,000 for the three months ended June 30, 2022, as compared to $1,865,000 for the same period in 2021, a decrease of $351,000, or 18.8%.

Net securities (losses) gains decreased $96,000 to ($68,000) for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This decrease was due to the Company recognizing $68,000 in net losses on held equity securities in the second quarter of 2022 as compared to recognizing $28,000 in net gains on held equity securities in the second quarter of 2021. Trust department income increased $3,000 or 1.1% to $268,000 for the three months ended June 30, 2022 as compared to the same period in 2021.

Service charges and fee income increased $68,000 or 14.1%. The increase was mainly due to increases in overdraft fees as compared to the same period in 2021. ATM fees and debit card income decreased $10,000 or 1.8% to $558,000 for the three months ended June 30, 2022.

Net (losses) gains on sales of mortgage loans decreased $308,000 or 100.0% to $0 due to no sales of mortgage loans in the second quarter of 2022 as the rate environment has led to many loans being sold at a loss and there have been fewer mortgages originated with intent to sell. Other non-interest income decreased $6,000 or 9.2% to $59,000 for the three months ended June 30, 2022.

NON-INTEREST EXPENSE

Total non-interest expense was $6,595,000 for the three months ended June 30, 2022, as compared to $6,547,000 for the three months ended June 30, 2021

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $3,462,000 or 52.5% of total non-interest expense for the three months ended June 30, 2022, as compared to $3,461,000 or 52.9% for the three months ended June 30, 2021.

Net occupancy, furniture and equipment, and computer expense amounted to $983,000 for the three months ended June 30, 2022, an increase of $43,000 or 4.6% which was due to the implementation of several new software programs throughout 2021 and early 2022 to increase security and efficiency. Professional services increased $97,000 or 35.5% to $370,000 as of June 30, 2022. The increase was mainly the result of an increase in consulting expense as the result of strategic planning and consulting services associated with implementing new internal systems contracts along with normal increases in annual audit expenses. Pennsylvania shares tax expense amounted to $324,000 for the three months ended June 30, 2022, an increase of $11,000 or 3.5% as compared to the three months ended June 30, 2021.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense amounted to $120,000 for the three months ended June 30, 2022 and 2021. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $242,000 for the three months ended June 30, 2022, a decrease of $41,000 or 14.5% as compared to the three months ended June 30, 2021. The decrease was the result of negotiations of new internal systems contracts resulting in vendor relationship credits that were applied to the expenses related to those systems. Data processing expenses amounted to $251,000 for the three months ended June 30, 2022 as compared to $323,000 for the same period of 2021, a decrease of $72,000 or 22.3%. This decrease was also the result of the negotiations of new systems contracts.

Advertising expense amounted to $118,000 in the second quarter of 2022, an increase of $9,000 or 8.3% as compared to the three months ended June 30, 2021. Other non-interest expense amounted to $725,000 for the three months ended June 30, 2022 and 2021.

INCOME TAXES

Income tax expense amounted to $660,000 for the three months ended June 30, 2022, as compared to $549,000 for the three months ended June 30, 2021, an increase of $111,000. The effective total income tax rate was 14.7% for the three months ended June 30, 2022 as compared to 13.2% for the three months ended June 30, 2021. The increase in the effective tax rate was mainly due to higher overall operating income. The Company recognized $58,000 and $101,000 of tax credits from low-income housing partnerships in the three months ended June 30, 2022 and 2021, respectively.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

First Keystone Corporation realized earnings for the six months ended June 30, 2022 of $7,365,000, a decrease of $118,000, or 1.6% from the same period in 2021. The decrease in net income for the six months ended June 30, 2022 was primarily due to less PPP loan fees and a decrease in non-interest income, mainly due to fewer sales of mortgage loans and net securities losses.

On a per share basis, net income was $1.24 for the six months ended June 30, 2022 versus $1.27 for the same period in 2021. Cash dividends amounted to $0.56 and $0.55 per share for the six months ended June 30, 2022 and 2021, respectively.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest income less interest expense. For the six months ended June 30, 2022, interest income amounted to $21,740,000, an increase of $1,206,000 or 5.9% from the six months ended June 30, 2021, while interest expense amounted to $2,503,000 in the six months ended June 30, 2022, a decrease of $90,000 or 3.5% from the six months ended June 30, 2021. As a result, net interest income increased $1,296,000 or 7.2% to $19,237,000 from $17,941,000 for the same period in 2021.

The Company’s net interest margin for the six months ended June 30, 2022 was 3.28% compared to 3.30% for same period in 2021. The decrease in net interest margin was a result of a decrease in yield earned on loans plus an increase in cost of short term borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six months ended June 30, 2022 and 2021 was $437,000 and $270,000, respectively. The increase in the provision for loan losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for loan losses for the six months ended June 30, 2022 is also reflective of management’s assessment of the continued credit risk associated with the uncertainty surrounding geopolitical and economic concerns. Charge-off and recovery activity in the allowance for loan losses resulted in net recoveries of $43,000 and net charge-offs of $79,000 for the six months ended June 30, 2022 and 2021, respectively. See Allowance for Loan Losses on page 45 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $2,903,000 for the six months ended June 30, 2022, as compared to $3,740,000 for the same period in 2021, a decrease of $837,000, or 22.4%. The decrease was due to recognizing net losses on the sales of mortgage loans and net securities losses on held equity securities during the first half of 2022 as compared to recognizing net gains on both during the same period of 2021.

ATM fees and debit card income decreased $17,000 or 1.6% to $1,067,000 for the six months ended June 30, 2022. Service charges and fee income increased $202,000 for the six months ended June 30, 2022. The increase was mainly due to increased overdraft fees on DDA accounts. Gains on sales of mortgage loans decreased $696,000 or 105.1% due to a low number of individual loans sold in the first half of 2022 and many of the loans sold in 2022 being sold at a loss. These factors were due to the current rate environment and fewer loans being originated with the intent to sell in 2022.

Trust department income was $518,000 for the six months ended June 30, 2022 and 2021. Net securities (losses) gains decreased $274,000 or 191.6% to ($131,000) for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease was due to the Company recognizing $131,000 in net losses on held equity securities in the first half of 2022 as compared to recognizing $143,000 in net gains on held equity securities in the same period in 2021.

NON-INTEREST EXPENSE

Total non-interest expense was $13,111,000 for the six months ended June 30, 2022, as compared to $12,744,000 for the six months ended June 30, 2021. Non-interest expense increased $367,000 or 2.9%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $7,016,000 or 53.5% of total non-interest expense for the six months ended June 30, 2022, as compared to $6,761,000 or 53.1% for the six months ended June 30, 2021. The increase was mainly due to normal merit increases and new hires along with an increase in medical insurance costs as compared to the first half of 2021.

Net occupancy, furniture and equipment, and computer expense amounted to $2,000,000 for the six months ended June 30, 2022, an increase of $155,000 or 8.4%. The increase is the result of the implementation of several new software programs to increase security and efficiency. Professional services increased $136,000 or 25.6% to $668,000 for the six months ended June 30, 2022. The increase was mainly the result of an increase in consulting expense as the result of strategic planning and consulting services associated with implementing new internal systems contracts along with normal increases in annual audit expenses. Pennsylvania shares tax expense amounted to $648,000 for the six months ended June 30, 2022, an increase of $22,000 or 3.5% as compared to the six months ended June 30, 2021.

FDIC insurance expense increased $50,000 or 24.2% for the six months ended June 30, 2022. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $370,000 for the six months ended June 30, 2022, a decrease of $113,000 or 23.4% as compared to the six months ended June 30, 2021. The decrease was the result of negotiations of new internal systems contracts resulting in vendor relationship credits that were applied to the expenses related to those systems. Data processing expenses amounted to $509,000 for the six months ended June 30, 2022, a decrease of $108,000 or 17.5% as compared to the six months ended June 30, 2021. This decrease was also the result of the negotiations of new systems contracts.

Advertising expense increased $9,000 or 5.0% during the six months ended June 30, 2022. Other non-interest expense amounted to $1,453,000 for the six months ended June 30, 2022, a decrease of $36,000 or 2.4% as compared to the six months ended June 30, 2021. This decrease was mainly due to a decrease in the provision for unfunded commitments, as the result of higher line of credit usage and lower officer commitments, along with a decrease in loan collections expenses, as the result of legal and insurance reimbursements following the payoff of a non-accrual commercial real estate loan.

INCOME TAXES

Income tax expense amounted to $1,227,000 for the six months ended June 30, 2022, as compared to $1,184,000 for the six months ended June 30, 2021, an increase of $43,000. The effective total income tax rate was 14.3% for the six months ended June 30, 2022 as compared to 13.7% for the six months ended June 30, 2021. The increase in the effective tax rate was mainly due to higher overall operating income. The Company recognized $132,000 and $202,000 of tax credits from low-income housing partnerships in the six months ended June 30, 2022 and 2021, respectively.

FINANCIAL CONDITION

SUMMARY

Total assets decreased to $1,304,582,000 as of June 30, 2022, a decrease of $15,768,000 from year-end 2021. Total assets as of December 31, 2021 amounted to $1,320,350,000.

Total debt securities available-for-sale decreased $27,656,000 or 6.3% to $410,260,000 as of June 30, 2022 from December 31, 2021.

Total loans increased $51,979,000 or 6.9% to $804,820,000 as of June 30, 2022 from December 31, 2021. Loan demand grew in the six months ended June 30, 2022 as the Bank has realized an increase in loan originations, primarily in the commercial real estate portfolio.

Total deposits decreased $84,361,000 or 7.8% to $993,608,000 as of June 30, 2022 from December 31, 2021. The decrease was mainly due to a decrease in highly rate sensitive deposits and other normal fluctuations.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the six months ended June 30, 2022 by $92,346,000 to $154,723,000 from $62,377,000 as of December 31, 2021. Borrowings increased mainly due to decreased deposit balances and growth in the loan portfolio.

Total stockholders’ equity amounted to $125,379,000 at June 30, 2022, a decrease of $23,176,000 or 15.6% from December 31, 2021 due to a decrease in the market value of the securities portfolio resulting in an accumulated other comprehensive loss position.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 94.1% at June 30, 2022 and 94.0% at June 30, 2021. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

Our primary earning asset, total loans, increased to $804,820,000 as of June 30, 2022, up $51,979,000, or 6.9% since year-end 2021. The loan portfolio continues to be well diversified. Non-performing assets decreased since year-end 2021, and overall asset quality has remained consistent. Total non-performing assets were $6,136,000 as of June 30, 2022, a decrease of $930,000, or 13.2% from $7,066,000 reported in non-performing assets as of December 31, 2021. Total allowance for loan losses to total non-performing assets was 149.28% as of June 30, 2022 and 122.84% at December 31, 2021. See the Non-Performing Assets section on page 47 for more information.

In addition to loans, another primary earning asset is our overall securities portfolio, which decreased in size from December 31, 2021 to June 30, 2022. Debt securities available-for-sale amounted to $410,260,000 as of June 30, 2022, a decrease of $27,656,000 from year-end 2021. The decrease in debt securities available-for-sale is mainly due to a $35,521,000 decrease in the market value of the portfolio as a result of the current interest rate environment and $22,444,000 in principal paydowns on debt securities, offset by the deployment of $38,349,000 in cash to purchase debt securities, along with other portfolio activity.

Interest-bearing deposits in other banks decreased as of June 30, 2022, to $783,000 from $51,738,000 at year-end 2021 due to decreased cash held at the Federal Reserve Bank. Time deposits with other banks were $0 at June 30, 2022 and $247,000 at December 31, 2021 due to the maturity of the one remaining time deposit.

LOANS

Total loans increased to $804,820,000 as of June 30, 2022 as compared to $752,841,000 as of December 31, 2021. The table on page 19 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans increased by $51,979,000 or 6.9%.

Steady demand for borrowing by businesses accounted for the 6.9% increase in the loan portfolio from December 31, 2021 to June 30, 2022. Overall, the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) increased $13,000 or 0.02% from $82,526,000 at December 31, 2021 to $82,539,000 at June 30, 2022. The small increase in the Commercial and Industrial portfolio during the six months ended June 30, 2022 was mainly the result of a reduction of $4,748,000 in the portion of the Commercial and Industrial portfolio attributable to SBA PPP loans, the balance of which decreased from $4,894,000 at December 31, 2021 to $146,000 at June 30, 2022, as a result of loan forgiveness. The portion of the Commercial and Industrial portfolio excluding SBA PPP loans increased $4,761,000 during the six months ended June 30, 2022, mainly resulting from $7,438,000 in new loan originations for the six months ended June 30, 2022 and an increase in utilization of existing Commercial and Industrial lines of credit of $1,801,000, offset by loan payoffs of $1,587,000 and regular principal payments and other typical fluctuations in the Commercial and Industrial portfolio during the six months ended June 30, 2022. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $46,604,000 or 8.9% from $521,654,000 at December 31, 2021 to $568,258,000 at June 30, 2022. The increase is mainly attributable to new loan originations of $87,507,000 for the six months ended June 30, 2022, offset by loan payoffs of $36,826,000 and a decrease in utilization of existing Commercial Real Estate lines of credit of $761,000, as well as regular principal payments and other typical amortization in the Commercial Real Estate portfolio during the six months ended June 30, 2022. Residential Real Estate loans increased $5,238,000 or 3.7% from $143,383,000 at December 31, 2021 to $148,621,000 at June 30, 2022. The increase was mainly the result of $17,062,000 in new loan originations and an increase in utilization of existing Residential Real Estate (Home Equity) lines of credit of $2,491,000, offset by net loans sold of $2,719,000, loan payoffs of $10,187,000 (of which $3,600,000 was refinanced with the Bank during the six months ended June 30,2022 with the new refinanced loan balances included in the new loan origination total), and regular principal payments and other typical amortization in the Residential Real Estate portfolio during the six months ended June 30, 2022. Net loans sold for the six months ended June 30, 2022 consisted of total loans sold during the six months ended June 30, 2022 of $4,463,000, offset with loans opened and sold in the same quarter during the first two quarters of 2022 which amounted to $1,744,000. The Company continues to originate and sell certain long-term fixed rate residential mortgage loans, which conform to secondary market requirements, when the market pricing is favorable. The Company derives ongoing income from the servicing of mortgages sold in the secondary market. The Company continues its efforts to lend to creditworthy borrowers.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $650,797,000 at June 30, 2022. Of total loans, $568,258,000 or 70.6% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Company continues to monitor these portfolios.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $781,530,000 or 97.3% of gross loans are graded Pass; $1,080,000 or 0.1% are graded Special Mention; $20,961,000 or 2.6% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades decreased to $22,041,000 at June 30, 2022, as compared to $24,737,000 at December 31, 2021. Commercial and Industrial non-pass grades decreased to $755,000 as of June 30, 2022 as compared to $796,000 as of December 31, 2021. Commercial Real Estate non-pass grades decreased to $20,313,000 as of

June 30, 2022 as compared to $22,346,000 as of December 31, 2021. The Residential Real Estate and Consumer loan non-pass grades decreased to $973,000 as of June 30, 2022 as compared to $1,595,000 as of December 31, 2021.

The decrease in Commercial Real Estate non-pass grades from December 31, 2021 to June 30, 2022 is mainly the result of a payoff that was completed during the second quarter of 2022 on a Substandard non-accrual loan to a contractor specializing in modular construction that carried a balance of $1,000,000 at December 31, 2021. Four loans to the owners/operators of an indoor family entertainment complex that carried an aggregate balance of $753,000 at December 31, 2021 were also upgraded from Substandard to pass-grade status during the six months ended June 30, 2022.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	June 30,	December 31,
	2022	2021
Commercial and Industrial	$82,539	$82,526
Commercial Real Estate	568,258	521,654
Residential Real Estate	148,621	143,383
Consumer	5,402	5,278
Total Loans	$804,820	$752,841

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of June 30, 2022, the allowance for loan losses was $9,160,000 as compared to $8,680,000 as of December 31, 2021. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Company’s allowance for loan losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. The uncertain economic climate has played a large role in the qualitative factor adjustments that have been implemented throughout 2021 and the first half of 2022. Qualitative factors remained unchanged during the first quarter of 2021, as the economy and unemployment levels showed marked improvement over the prior quarter. During the second quarter of 2021, the qualitative factors related to the local/regional economy were decreased by one basis point across all loan segments, as the economy and job growth in the Company’s market areas demonstrated marked improvement over the prior quarter, and the qualitative factor related to collateral values was increased by one basis point for both the Commercial Real Estate and Residential Real Estate portfolio segments due to an artificial increase in market values in the real estate sector as individuals’ willingness to pay above-average market prices has sparked uncertainty surrounding collateral values in the real estate market.

Qualitative factors remained unchanged during the third quarter of 2021. During the fourth quarter of 2021, the qualitative factors related to external factors/conditions were increased by one basis point across all loan segments due increased inflation rates, as well as elevated unemployment levels (although improved from 2020 and early 2021) and the uncertainty of how broad the changes implemented by the Federal Reserve would be. The qualitative factors related to collateral values were also increased by one basis point across all loan segments during the fourth quarter of 2021, as collateral values continued to artificially increase as individuals were willing to pay above-average market prices in all sectors. During the first quarter of 2022, the qualitative factors related to the local/regional economy were increased by one basis point across all loan segments due to ongoing economic uncertainty resulting from supply chain disruptions caused by the COVID-19 pandemic, conflicts in foreign countries causing inflationary pressures due to reductions/disruptions in the production of the commodities controlled by these countries, increased interest rates, and the overall inflation rate continuing to rise. During the second quarter of 2022, the qualitative factors remained unchanged. Modifications granted in compliance with Section 4013 of the CARES Act were highest in the Commercial Real Estate portfolio segment, the long-term effects of which are still very unclear, as there is still economic uncertainty related to the COVID-19 pandemic, especially in relation to this segment of the Company’s loan portfolio. See Allowance for Loan Losses on page 15 for further discussion.

The Analysis of Allowance for Loan Losses table contains an analysis of the allowance for loan losses indicating charge-offs and recoveries for the six months ended June 30, 2022 and 2021. Net recoveries as a percentage of average loans was 0.006% for the six months ended June 30, 2022 and net charge-offs as a percentage of average loans was 0.011% for the six months ended June 30, 2021. Net recoveries amounted to $43,000 the six months ended June 30, 2022 as compared to net charge-offs of $79,000 for the six months ended June 30, 2021.

For the six months ended June 30, 2022, the provision for loan losses was $437,000 as compared to $270,000 for the six months ended June 30, 2021. The provision, net of charge-offs and recoveries, resulted in the quarter end allowance for loan losses of $9,160,000 of which 7.4% was attributed to the Commercial and Industrial component; 65.0% attributed to the Commercial Real Estate component; 17.5% attributed to the Residential Real Estate component; 0.9% attributed to the Consumer component; and 9.2% being the unallocated component (refer to the activity in Note 4 – Loans and Allowance for Loan Losses on page 12). The Company determined that the provision for loan losses made during the current quarter was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of June 30, 2022.

Analysis of Allowance for Loan Losses

(Dollars in thousands)
	June 30,	June 30,
As of and for the six months ended:	2022	2021
Beginning balance	$8,680	$7,933
Charge-offs:
Commercial and Industrial	9	13
Commercial Real Estate	—	29
Residential Real Estate	—	55
Consumer	6	20
	15	117
Recoveries:
Commercial and Industrial	2	—
Commercial Real Estate	38	30
Residential Real Estate	14	1
Consumer	4	7
	58	38

Net (recoveries) charge-offs	(43)	79
Additions charged to operations	437	270
Balance at end of period	$9,160	$8,124

Ratio of net (recoveries) charge-offs during the period to average loans outstanding during the period	(0.006)%	0.011%
Allowance for loan losses to average loans outstanding during the period	1.177%	1.120%

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

With the Bank’s manageable level of net charge-offs and recoveries along with the additions to the reserve from the provision out of operations, the allowance for loan losses as a percentage of average loans amounted to 1.177% and 1.120% at June 30, 2022 and 2021, respectively.

NON-PERFORMING ASSETS

The table on page 50 details the Company’s non-performing assets and impaired loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession that the Company would not otherwise consider. Modifications to loans classified as TDRs generally include reductions in contractual interest rates, principal deferments and extensions of maturity dates at a stated interest rate lower than the current market for a new loan with similar risk characteristics. While unusual, there may be instances of loan principal forgiveness. Any loan modifications made in response to the COVID-19 pandemic are not considered TDRs as long as the criteria set forth in Section 4013 of the CARES Act are met. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $6,136,000 as of June 30, 2022, as compared to $7,066,000 as of December 31, 2021. The economy is very unstable. Inflation is at a four-decade high. The war between Ukraine and Russia is creating worldwide turmoil. The unemployment rate has dropped significantly compared to the beginning of the COVID-19 pandemic, but the labor force participation rate has also fallen. The need for workers has driven wages up in most sectors. Inflation is causing extreme concerns in all areas of the economy. The war abroad and its effects on various commodities are pushing inflationary concerns. Values of new and used homes and automobiles continue to climb. The Federal Reserve has indicated a plan to continue to raise interest rates at an accelerated level throughout the year. There has also been a resurgence of the COVID-19 pandemic in some areas of the country and world. These forces have had a direct effect on the Company’s non-performing assets. The Company is closely monitoring all segments of its loan portfolio because of the current uncertain economic environment. Non-accrual loans totaled $5,970,000 as of June 30, 2022, as compared to $7,066,000 as of December 31, 2021. The decrease in non-accrual loans from December 31, 2021 to June 30, 2022 was mainly the result of the payoff of one non-accrual loan to a contractor specializing in modular construction which carried a balance of $1,000,000 at December 31, 2021. There were no foreclosed assets held for resale as of June 30, 2022 and December 31, 2021. There was one loan past-due 90 days or more and still accruing interest at June 30, 2022 that carried a balance of $166,000 and was well-secured by residential real estate and in the process of collection. There were no loans past-due 90 days or more and still accruing interest as of December 31, 2021.

Non-performing assets to total loans was 0.76% at June 30, 2022 and 0.94% at December 31, 2021. Non-performing assets to total assets was 0.47% at June 30, 2022 and 0.54% at December 31, 2021. The allowance for loan losses to total non-performing assets was 149.28% as of June 30, 2022 as compared to 122.84% as of December 31, 2021. Additional detail can be found on page 50 in the Non-Performing Assets and Impaired Loans table and page 26 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts.

Performing substandard loans which are not deemed to be impaired have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not deemed to be impaired amounted to $10,416,000 at June 30, 2022, compared to $10,463,000 at December 31, 2021.

Impaired loans were $12,284,000 at June 30, 2022 and $13,673,000 at December 31, 2021. The largest impaired loan relationship at June 30, 2022 and December 31, 2021 consisted of a non-performing loan to a student housing holding company which is secured by commercial real estate. At June 30, 2022, the loan carried a balance of $3,090,000, net of $1,989,000 that had been charged off to date, compared to December 31, 2021 when the loan carried a balance of $3,090,000, net of $1,989,000 that had been charged off to date. The second largest impaired loan relationship at June 30, 2022 and December 31, 2021 consisted of one performing loan to a student housing holding company, which is classified as a TDR. The loan is secured by commercial real estate and carried a balance of $2,829,000 as of June 30, 2022, net of $943,000 that had been charged off to date, compared to December 31, 2021 when the loan carried a balance of $2,864,000, net of $943,000 that had been charged off to date. The third largest impaired loan relationship at June 30, 2022 and December 31, 2021 consisted of five non-performing loans to a plastic processing company focused on non-post-consumer recycling. Three loans are classified in the Commercial and Industrial portfolio and modified as TDRs and two loans are secured by commercial real estate. The loans carried an aggregate balance of $1,128,000 at June 30, 2022, compared to December 31, 2021 when the loans carried an aggregate balance of $1,176,000.

The Company estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $12,284,000 in impaired loans at June 30, 2022, none were located outside of the Company’s primary market area.

The outstanding recorded investment of TDRs as of June 30, 2022 and December 31, 2021 was $7,669,000 and $8,020,000, respectively. The decrease in TDRs at June 30, 2022 as compared to December 31, 2021 is mainly attributable to regular principal payments and paydowns on existing TDRs that were completed during the six months ended June 30, 2022. Of the twenty-nine restructured loans at June 30, 2022, four loans were classified in the Commercial and Industrial portfolio, twenty-four loans were classified in the Commercial Real Estate portfolio, and one loan was classified in the Residential Real Estate portfolio. Troubled debt restructurings at June 30, 2022 consisted of ten term modifications beyond the original stated term, three rate modifications, and fifteen payment modifications. There was also one troubled debt restructuring that experienced all three types of modifications—payment, rate, and term. TDRs are separately evaluated for payment disclosures, and if necessary, a specific allocation is established. There were no specific allocations attributable to the TDRs at June 30, 2022 or December 31, 2021. There were no unfunded commitments attributable to the TDRs at June 30, 2022 and December 31, 2021.

At June 30, 2022, three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $682,000, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $318,000, and one Residential Real Estate loan classified as a TDR with a balance of $12,000 were not in compliance with the terms of their restructure, compared to June 30, 2021 when three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $736,000, seven Commercial Real Estate loans classified as TDRs with a combined recorded investment of $479,000, and one Residential Real Estate loan classified as a TDR with a recorded investment of $17,000 were not in compliance with the terms of their restructure.

Of the loans that were modified as TDRs within the twelve months preceding June 30, 2022, no loans experienced payment defaults during the three months ended June 30, 2022. One Commercial Real Estate loan that was modified as a TDR within the twelve months preceding June 30, 2022 experienced a payment default during the six months ended June 30, 2022, but the loan was subsequently paid off during the first quarter of 2022. Of the loans that were modified as TDRs during the twelve months preceding June 30, 2021, three Commercial Real Estate loans totaling $300,000 experienced payment defaults during the three months ended June 30, 2021. No loans that were modified as TDRs during the twelve months preceding June 30, 2021 experienced payment defaults during the first three months of 2021.

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

The economic climate remains in a very frail state. The war between Ukraine and Russia has exacerbated the difficulties in the national and state economy and experts at all levels are attempting to calculate the intermediate or long term affects. The Company may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of impaired loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Company’s allowance for loan losses could be required. The extent of the impact of these stressors on the Company’s operational and financial performance will depend on certain developments including inflationary controls enacted, the labor force, supply bottlenecks, the longevity of the war, and the effectiveness in controlling the lingering effects of the COVID-19 outbreak, etc. and any after-effects of these factors. These factors may not immediately impact the Company’s operational and financial performance, as the effects of these factors may lag into the future. The Company is also susceptible to the impact of economic and fiscal policy factors that may evolve in the current economic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of June 30, 2022 and December 31, 2021, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Impaired Loans

(Dollars in thousands)	June 30,	December 31,
	2022	2021
Non-performing assets
Non-accrual loans	$5,970	$7,066
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	166	—
Total non-performing assets	$6,136	$7,066

Impaired loans
Non-accrual loans	$5,970	$7,066
Accruing TDRs	6,314	6,607
Total impaired loans	12,284	13,673
Allocated allowance for loan losses	—	—
Net investment in impaired loans	$12,284	$13,673

Impaired loans with a valuation allowance	$—	$—
Impaired loans without a valuation allowance	12,284	13,673
Total impaired loans	$12,284	$13,673

Allocated valuation allowance as a percent of impaired loans	—%	—%
Impaired loans to total loans	1.53%	1.81%
Non-performing assets to total loans	0.76%	0.94%
Non-performing assets to total assets	0.47%	0.54%
Allowance for loan losses to impaired loans	74.57%	63.48%
Allowance for loan losses to total non-performing assets	149.28%	122.84%

Real estate mortgages comprise 89.1% of the loan portfolio as of June 30, 2022, as compared to 88.3% as of December 31, 2021. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits decreased $84,361,000 to $993,608,000 as of June 30, 2022 as non-interest bearing deposits decreased by $18,527,000 and interest bearing deposits decreased by $65,834,000 from year-end 2021. The decrease in deposits was the result of a $95,504,000 decrease in highly rate sensitive deposits and other normal fluctuations. Total short-term and long-term borrowings increased to $154,723,000 as of June 30, 2022, from $62,377,000 at year-end 2021, an increase of $92,346,000 or 148.0%. The increase in total borrowings was mainly the result of increased short-term borrowings as deposits decreased and cash balances were deployed into earning assets.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the six months ended June 30, 2022, net income less dividends paid increased capital by $4,031,000. Accumulated other comprehensive (loss) income derived from net unrealized gains on debt securities available-for-sale also impacts capital. At December 31, 2021 accumulated other comprehensive income was $7,588,000. Accumulated other comprehensive loss stood at $20,438,000 at June 30, 2022, a decrease of $28,026,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s securities portfolio, as well as its decision to sell securities at a gain or loss. The fluctuations from net unrealized gains on debt securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,611 and 231,612 shares of common stock as treasury stock at June 30, 2022 and December 31, 2021, respectively. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of June 30, 2022 and December 31, 2021.

Total stockholders’ equity was $125,379,000 as of June 30, 2022, and $148,555,000 as of December 31, 2021.

At June 30, 2022 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of June 30, 2022 and December 31, 2021:

			To Be Well
			Capitalized
			Under Prompt
	June 30,	December 31,	Corrective Action
	2022	2021	Regulations
Tier 1 leverage ratio (to average assets)	10.77%	10.14%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	15.29%	15.52%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.29%	15.52%	8.00%
Total risk-based capital ratio	16.34%	16.57%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of June 30, 2022, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At June 30, 2022 the Company had $458,318,000 in maximum borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings, and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $2,519,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $25,311,000 at June 30, 2022.

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

Net cash flows provided by operating activities were $7,606,000 and $8,676,000 at June 30, 2022 and 2021, respectively. Net income amounted to $7,365,000 for the six months ended June 30, 2022 and $7,483,000 for the six months ended June 30, 2021. During the six months ended June 30, 2022 and 2021, net premium amortization on securities amounted to $1,633,000 and $1,366,000, respectively. Net losses on sales of mortgage loans amounted to $34,000 for the six months ended June 30, 2022, compared to net gains on sales of mortgage loans of $662,000 for the six months ended June 30, 2021. Originations from sales of mortgage loans originated for resale exceeded proceeds (net of gains/losses) from sales of mortgage loans originated for resale by $1,639,000 for the six months ended June 30, 2022, and proceeds (net of gains/losses) from sales of mortgage loans originated for resale exceeded originations of mortgage loans originated for resale by $937,000 for the six months ended June 30, 2021. Net securities losses amounted to $131,000 for the six months ended June 30, 2022, compared to net securities gains of $143,000 for the six months ended June 30, 2021. Accrued interest receivable increased by $112,000 and decreased by $170,000 during the six months ended June 30, 2022 and 2021, respectively. Other assets increased by $639,000 and $1,116,000 during the six months ended June 30, 2022 and 2021, respectively. Other liabilities increased by $37,000 during the six months ended June 30, 2022 and increased by $241,000 during the six months ended June 30, 2021.

Investing activities used cash of $64,171,000 and $56,580,000 during the six months ended June 30, 2022 and 2021, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) used cash of $9,283,000 during the six months ended June 30, 2022, compared to $34,469,000 for the six months ended June 30, 2021. Changes in restricted investment in bank stocks used cash of $3,834,000 and $359,000 during the six months ended June 30, 2022 and 2021, respectively. Net cash used to originate loans amounted to $50,331,000 for the six months ended June 30, 2022, compared to $21,649,000 for the six months ended June 30, 2021.

Financing activities provided cash of $5,451,000 and $120,348,000 during the six months ended June 30, 2022 and 2021, respectively. Deposits decreased by $84,361,000 during the six months ended June 30, 2022, compared to an increase of $125,859,000 during the six months ended June 30, 2021. Short-term borrowings increased by $102,346,000 and $7,005,000 during the six months ended June 30, 2022 and 2021, respectively. Repayment of long-term borrowings used cash of $10,000,000 at both June 30, 2022 and 2021, respectively. Dividends paid amounted to $3,334,000 for the six months ended June 30, 2022, compared to $3,240,000 for the six months ended June 30, 2021.

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

Increases in the level of interest rates also may adversely affect the fair value of the Company’s securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates have and could result in further decreases in the fair value of the Company’s interest-earning assets, which could adversely affect the Company’s results of operations if sold, or, in the case of interest-earning assets classified as available-for-sale, the Company’s stockholders’ equity, if retained. Under FASB ASC 320-10, Investments – Debt Securities, changes in the unrealized gains and losses, net of taxes, on debt securities classified as available-for-sale are reflected in the Company’s stockholders’ equity. The Company does not own any trading assets.

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of rates on assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at June 30, 2022.

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

The table on the next page presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 8.63%, 16.56% and 24.40% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 2.41% and decrease 0.35% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Company’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current low interest rate environment with federal funds trading in the 150 - 175 basis point range. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the six months ended June 30, 2022, the cost of interest-bearing liabilities averaged 0.54%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 3.68%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At June 30, 2022, net present value is projected to decrease 1.65%, 8.10%, and 16.34% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. Additionally, the 100 and 200 basis point immediate decrease scenarios are estimated to affect net present value with a decrease of 7.51% and 26.68%, respectively. All of these scenarios presented are within the Company’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(24.40)%
+200 bp Shock vs. Stable Rate	(16.56)%
+100 bp Shock vs. Stable Rate	(8.63)%
Flat rate
‒100 bp Shock vs. Stable Rate	2.41%
‒200 bp Shock vs. Stable Rate	(0.35)%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(16.34)%
+200 bp Shock vs. Stable Rate	(8.10)%
+100 bp Shock vs. Stable Rate	(1.65)%
Flat rate
‒100 bp Shock vs. Stable Rate	(7.51)%
‒200 bp Shock vs. Stable Rate	(26.68)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)

Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

b)

Changes in internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2022	―	―	―	120,000
May 1 - May 31, 2022	―	―	―	120,000
June 1 - June 30, 2022	―	―	―	120,000
Total	―	―	―	120,000

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

FIRST KEYSTONE CORPORATION
Registrant

August 5, 2022	/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2022	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)