Form 10-K
period 2022-12-31
FIRST KEYSTONE CORP
filed 2023-03-15
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Yes ☐   No ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ⌧

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2022 determined by using a per share closing price on that date of $22.05 as quoted on the Over the Counter Market, was $117,811,571.

At March 10, 2023, there were 6,019,152 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2023 definitive Proxy Statement are incorporated by reference in Part III of this Report.

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

Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: ineffectiveness of the business strategy due to changes in current or future market conditions; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; inflation, securities market and monetary volatilities and fluctuations; the effects of economic conditions on current and future customers, particularly with regard to the negative impact of severe wide-ranging and continuing disruptions caused by the spread of Coronavirus Disease 2019 (COVID-19) and any other pandemic, epidemic or health-related crisis, and governmental responses thereto, specifically the effect of the economy on loan customers’ ability to repay loans; effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions; possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements, regulations and rules; changes in accounting principles, policies or guidelines as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board, and other accounting standards setters; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiary must comply; information technology difficulties, including technological changes; challenges in establishing and maintaining operations in new markets; acquisitions and integration of acquired businesses; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; our ability to manage current levels of impaired assets; deposit flows; the loss of certain key officers; our ability to maintain the value and image of our brand and protect our intellectual property rights; continued relationships with major customers; the potential impact to the Corporation from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties and financial losses; and the effect of general economic conditions and more specifically in the Corporation’s market area.

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

ITEM 1. BUSINESS

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 97% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2022 and 2021, and community banking was the only reportable segment. At December 31, 2022, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $1.3 billion, $993 million and $120 million, respectively.

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

The Bank’s legal headquarters are located at 111 West Front Street, Berwick, Pennsylvania, from which it oversees the operations of its nineteen branch locations. These locations consist of five branches within Columbia County, eight branches within Luzerne County, one branch in Montour County, four branches within Monroe County, and one loan production office within Northampton County, Pennsylvania. A new, full-service branch is expected to open around the end of the first quarter of 2023 in Northampton County, Pennsylvania. For further information, please refer to Item 2 – Properties, and Note 11 – Commitments and Contingencies in the notes to the consolidated financial statements.

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

At December 31, 2022, the Bank had 200 full-time employees and 9 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is www.firstkeystonecorp.fkc.bank and the Bank’s internet website is www.fkc.bank. None of the information or contents of our website is incorporated into this Annual Report on Form 10-K.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches west from Montour County spanning east into Monroe and Northampton Counties, encompassing Columbia and Luzerne Counties. The bank’s market extends north through Luzerne County and south into Northampton County. Numerous other counties are also served; eleven contiguous counties, such as Pike and Lehigh; as well other surrounding counties, for instance Union and Snyder. The area served by the Bank includes a mix of rural communities, small to mid-sized towns and cities. The current population of the Bank’s primary five-county footprint has increased 2.9% since 2018 to 893,000 and is estimated to increase 0.7% to 899,000 by 2028. As of June 30, 2022, the FDIC Summary of Deposits report market share data ranked the Bank 4th in the deposit market share out of the top 25 banks in the principal four-county deposit market, with 7.3% of deposits.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 10,300. The Bank ranks a commanding first in deposit market share in the Berwick market with 65.9% of deposits as of June 30, 2022, based on data compiled annually by the FDIC.

In the course of attracting and retaining deposits and originating loans, the Bank faces considerable competition with various types of financial institutions. The Bank competes with 29 commercial banks, 2 savings banks, 1 savings and loan association, and 37 credit unions for traditional banking products, such as deposits and loans in its primary five-county market area. Additionally, the Bank contends with non-bank and online firms, such as consumer finance companies and financial technology companies, for loans, mutual funds and other investment alternatives for deposits. The Bank vies for deposits based on the ability to provide a range of competitively priced products, quality service, competitive rates, online services and convenient locations and hours. The challenge among its peers for loan origination generally relates to interest rates offered, products available, ease of process, quality of service, and loan origination fees charged. The economic base of the Bank’s market region is developed around small business, health care, educational facilities (colleges and public schools), light manufacturing industries, travel and leisure, and agriculture.

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

Competition - Bank

The Bank is generally competitive with national, regional and community banking financial institutions and credit unions in its service area, with respect to interest rates paid on time, savings and interest-bearing checking deposits, service charges assessed and interest rates charged on loans. The Bank’s major competitors in Columbia, Luzerne, Montour, Monroe, Northampton, and Lehigh Counties are:

• AgChoice Farm Credit	• First Northern Bank & Trust	• Service 1st Federal Credit Union
• Citizens Bank	• FNCB Bank	• Susquehanna Community Bank
• Community Bank, N.A.	• Fulton Bank	• Wayne Bank
• Dime Bank	• Honesdale National Bank
• Embassy Bank	• Jersey Shore State Bank
• ESSA Bank & Trust	• Luzerne Bank
• Fidelity Deposit and Discount Bank	• M & T Bank
• First Columbia Bank & Trust Co.	• NBT Bank, N.A
• First National Bank of PA (FNB of PA)	• Peoples Security Bank

Concentration

The Corporation and the Bank are not dependent on deposits nor exposed by loan concentrations to a single customer or to a small group of customers, such that the loss of any one or more would not have a materially adverse effect on the financial condition of the Corporation or the Bank. The Corporation has been successful in attracting municipal deposits, which make up 23.0% of total deposits at December 31, 2022. The largest deposit customer consisted of a municipality with deposit balances amounting to 5.9% of total deposits. The Corporation currently has the ability to utilize liquidity tools, such as wholesale borrowings or brokered deposits, to replace reductions in municipal deposits. The customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Pennsylvania, among other factors.

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 8%, a common equity tier 1 risk-based capital ratio of at least 6.5%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 6%, a common equity tier 1 risk-based capital ratio of at least 4.5%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2022, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 13 — Regulatory Matters.

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

As of December 31, 2022, the Bank maintained capital ratios above the required capital conservation buffer.

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

Federal Reserve Bank Small Bank Holding Company Policy

Effective in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2022; however, the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

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

The Gramm-Leach-Bliley Act of 1999

In 1999, the Gramm-Leach-Bliley Act became law, which is also known as the Financial Services Modernization Act. The act repealed some Depression-era banking laws and permits banks, insurance companies and securities firms to engage in each others’ businesses after complying with certain conditions and regulations. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, the Corporation has no plans to pursue these additional possibilities.

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

The Corporation’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Corporation’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Corporation receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Corporation’s ability to originate loans and obtain deposits, (ii) the fair value of the Corporation’s financial assets and liabilities, and (iii) the average duration of the Corporation’s mortgage-backed and asset-backed securities portfolios. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Corporation’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

As of December 31, 2022, approximately 81.4% of the Corporation’s loan portfolio consisted of Commercial and Industrial loans and Commercial Real Estate loans (including construction loans), which both include a tax-free component. These types of loans are generally viewed as having more risk of default than Residential Real Estate loans or Consumer loans. Commercial and Industrial and Commercial Real Estate loans are also typically larger than Residential Real Estate loans and Consumer loans. Because the Corporation’s loan portfolio contains a significant number of Commercial and Industrial and Commercial Real Estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s Allowance for Loan Losses is not sufficient to cover actual loan losses, earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for loan losses, the Corporation reviews its loans and loss and delinquency experience and evaluates economic conditions. If the Corporation’s assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in its loan portfolio at the date of the financial statements. Material additions to the Corporation’s allowance would materially decrease net income. At December 31, 2022, the allowance for loan losses totaled $8.3 million, representing 1.01% of average total loans.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. The new CECL standard became effective on January 1, 2023 for interim periods within that year, for certain companies, including those companies that quality as a smaller reporting company under SEC rules. The Corporation currently expects to continue to qualify as a smaller reporting company for a period of time. Under the CECL model, the Corporation will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, as the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. The adoption of the CECL model will materially affect how the allowance for loan losses is determined and the Corporation expects to recognize a one-time-cumulative adjustment to the allowance for loan losses at the beginning of the reporting period in which the new standard is effective. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses depending on various factors, such as changes in the size of the loan portfolio and the composition of the portfolio, as well as the uncertainty of macroeconomic forecasts over longer time horizons. If the Corporation is required to materially increase its allowance for loan losses for any reason, such increase could adversely affect its business, financial condition, and results of operations. The Corporation is performing ongoing analysis to evaluate the provisions of this standard to determine the impact that it will have on the Corporation’s consolidated financial statements and has taken steps to prepare for the implementation, such as: forming an internal committee, gathering pertinent data, consulting with outside professionals to perform data and model validation analyses, subscribing to a new software system, running existing and new methodologies concurrently through the period of implementation, and comparing and analyzing the results of both existing and new methodologies.

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

Recent and future bank failures may adversely affect the national, regional, and local business environment, results of operation, and capital.

Recent and future bank failures may have a profound impact on the national, regional, and local business environment in which the Bank operates. These impacts can range from business disruptions to adversely affecting their customers and customers withdrawing their deposits from the Bank. Management currently does expect that one result of the events in connection with the closure of Silicon Valley Bank in California and Signature Bank in New York by regulators is that FDIC assessments will more likely than not increase as a cost of doing business to the Bank. These possible impacts may adversely affect the Bank’s future operating results, including net income, and negatively impact capital. While the Bank currently does not expect the Government takeovers of Silicon Valley Bank and Signature Bank to have such a negative effect, the Bank continues to monitor the ongoing events concerning these two banks and any future banks failures if and when they may occur.

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

The Corporation’s success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in Columbia, Luzerne, Montour, Monroe, Northampton and Lehigh counties. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. Also, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, outbreaks and hostilities or other international or domestic occurrences, unemployment, changes in the securities markets, or other factors, could impact the local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation and its subsidiary occupy nineteen branch properties in Columbia, Luzerne, Montour, Monroe and Northampton Counties in Pennsylvania, which are used principally as banking offices. As of December 31, 2022, the Corporation and its subsidiary bank owned 18 properties and leased 4 properties.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded in the over-the-counter market on the OTC Market under the symbol “FKYS”. The following table sets forth:

●	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
●	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2021; and
●	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK
			Per Share
			Dividend
2022	High	Low	Paid
First quarter	$26.00	$24.00	$0.28
Second quarter	$25.95	$22.05	$0.28
Third quarter	$23.50	$20.95	$0.28
Fourth quarter	$22.75	$19.05	$0.28

			Dividend
2021	High	Low	Paid
First quarter	$25.20	$19.50	$0.28
Second quarter	$32.50	$23.03	$0.27
Third quarter	$26.50	$24.05	$0.28
Fourth quarter	$25.00	$23.25	$0.29

As of December 31, 2022, the Corporation had approximately 906 shareholders of record.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Versus Year Ended December 31, 2021

Net income decreased to $14,024,000 for the year ended December 31, 2022, as compared to $14,688,000 for the prior year, a decrease of 4.5%. Earnings per share, both basic and diluted, for 2022 was $2.35 as compared to $2.49 in 2021, a decrease of 5.6%. Dividends per share for 2022 and 2021 were $1.12. The Corporation’s return on average assets was 1.07% in 2022 and 1.15% in 2021. Return on average equity increased to 10.75% in 2022 from 9.93% in 2021. Total interest income in 2022 amounted to $46,413,000, an increase of $4,365,000 or 10.4% from 2021. The increase in interest income is due to increased interest rates, growth in commercial real estate loans, and increased interest and dividend income earned on securities, offset by a $1,224,000 decrease in PPP loan fees due to the discontinuation of the SBA program. Total interest expense of $8,913,000 increased $3,765,000 or 73.1% from 2021. The majority of this increase is related to an increase in interest paid to depositors resulting from increased interest rates and an increase in interest paid on short-term borrowings.

Selected financial data and performance ratios of the Corporation for the past five years are presented below in Table 1.

Table 1 — Selected Financial Data

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2022	2021	2020	2019	2018
SELECTED FINANCIAL DATA AT YEAR END:
Total assets	$1,329,194	$1,320,350	$1,179,047	$1,007,226	$1,012,000
Total securities	375,143	439,878	368,357	279,861	317,614
Net loans	850,195	744,161	712,677	640,727	599,647
Total deposits	993,499	1,077,969	937,488	761,628	671,553
Total long-term borrowings	25,000	35,000	45,000	55,000	45,000
Total stockholders’ equity	120,386	148,555	144,242	128,752	116,756
SELECTED OPERATING DATA:
Interest income	$46,413	$42,048	$39,567	$38,527	$35,573
Interest expense	8,913	5,148	6,360	10,243	8,620
Net interest income	37,500	36,900	33,207	28,284	26,953
(Credit) provision for loan losses	(264)	860	1,200	450	200
Net interest income after (credit) provision for loan losses	37,764	36,040	32,007	27,834	26,753
Non-interest income	5,331	7,323	6,012	6,929	5,562
Non-interest expense	26,777	26,354	24,605	23,422	22,645
Income before income tax expense	16,318	17,009	13,414	11,341	9,670
Income tax expense	2,294	2,321	1,577	1,114	459
Net income	$14,024	$14,688	$11,837	$10,227	$9,211

PER SHARE DATA:
Net income	$2.35	$2.49	$2.03	$1.77	$1.60
Dividends	1.12	1.12	1.08	1.08	1.08

PERFORMANCE RATIOS:
Return on average assets	1.07%	1.15%	1.09%	1.02%	0.92%
Return on average equity	10.75%	9.93%	8.61%	8.17%	8.05%
Dividend payout	47.70%	45.05%	53.29%	61.08%	67.26%
Average equity to average assets	9.92%	11.57%	12.72%	12.42%	11.39%

Net interest income, as indicated below in Table 2, increased by $600,000 or 1.6% to $37,500,000 for the year ended December 31, 2022. The Corporation’s net interest income on a fully tax equivalent basis increased by $569,000, or 1.5% to $39,369,000 in 2022 as compared to $38,800,000 in 2021.

Table 2 — Reconciliation of Taxable Equivalent Net Interest Income

(Dollars in thousands)

	2022/2021
	Increase/(Decrease)
	2022	Amount	%	2021
Interest Income	$46,413	$4,365	10.4	$42,048
Interest Expense	8,913	3,765	73.1	5,148
Net Interest Income	37,500	600	1.6	36,900
Tax Equivalent Adjustment	1,869	(31)	(1.6)	1,900
Net Interest Income (fully tax equivalent)	$39,369	$569	1.5	$38,800

Table 3 — Average Balances, Rates and Interest Income and Expense

(Dollars in thousands)

	2022			2021
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2,4]	$85,022	$3,047	3.58%	$94,377	$2,681	2.84%
Real Estate[1,2]	716,896	30,868	4.31%	637,461	27,427	4.30%
Consumer, net[1,4]	5,251	416	7.93%	5,001	395	7.91%
Fees on Loans	―	1,269	—%	―	2,545	—%
Total Loans[5]	807,169	35,600	4.41%	736,839	33,048	4.49%

Securities:
Taxable	297,471	7,449	2.50%	281,742	5,640	2.00%
Tax-Exempt[1,3]	117,414	4,953	4.22%	129,870	5,084	3.91%
Total Investment Securities	414,885	12,402	2.99%	411,612	10,724	2.61%
Restricted Investment in Bank Stocks	4,279	264	6.17%	2,193	96	4.38%
Interest-Bearing Deposits in Other Banks	8,476	16	0.19%	53,622	80	0.15%
Total Other Interest Earning Assets	12,755	280	2.19%	55,815	176	0.32%
Total Interest Earning Assets	1,234,809	48,282	3.91%	1,204,266	43,948	3.65%

Non-Interest Earning Assets:
Cash and Due From Banks	9,528			9,218
Allowance for Loan Losses	(9,077)			(8,144)
Premises and Equipment	19,296			19,448
Other Assets	61,294			53,569
Total Non-Interest Earning Assets	81,041			74,091
Total Assets	$1,315,850			$1,278,357

Interest Bearing Liabilities:
Savings, NOW, Money Markets and Interest Checking	$631,217	$4,040	0.64%	$626,511	$1,454	0.23%
Time Deposits	163,525	1,219	0.75%	181,459	1,689	0.93%
Securities Sold U/A to Repurchase	26,825	225	0.84%	26,352	92	0.35%
Short-Term Borrowings	60,735	1,710	2.82%	553	2	0.34%
Long-Term Borrowings	28,890	628	2.17%	38,013	817	2.15%
Subordinated Debentures	25,000	1,091	4.36%	25,000	1,094	4.38%
Total Interest Bearing Liabilities	936,192	8,913	0.95%	897,888	5,148	0.57%

Non-Interest Bearing Liabilities:
Demand Deposits	242,010			220,615
Other Liabilities	7,162			11,888
Stockholders’ Equity	130,486			147,966
Total Liabilities/Stockholders’ Equity	$1,315,850			$1,278,357

Net Interest Income Tax Equivalent		$39,369			$38,800

Net Interest Spread			2.96%			3.08%

Net Interest Margin			3.19%			3.22%

1Tax-exempt income has been adjusted to a tax equivalent basis using an incremental rate of 21% and statutory interest expense disallowance.

2Includes tax equivalent adjustments on tax-free municipal loans of $228,000 and $188,000 for years 2022 and 2021, respectively.

3Includes tax equivalent adjustments on tax-free municipal securities of $1,641,000 and $1,712,000 for years 2022 and 2021, respectively.

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

Table 3 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2022 and 2021.

The yield on earning assets was 3.91% in 2022 and 3.65% in 2021. The rate paid on interest bearing liabilities was 0.95% in 2022 and 0.57% in 2021. This resulted in a decrease in our net interest spread to 2.96% in 2022, as compared to 3.08% in 2021.

As Table 3 illustrates, net interest margin, which is interest income less interest expense divided by average earning assets, was 3.19% in 2022 as compared to 3.22% in 2021. Net interest margins are presented on a tax-equivalent basis. In 2022, the yield on earning assets increased by 0.26% and the rate paid on interest bearing liabilities increased by 0.38%. Yields increased for a majority of interest earning assets and interest bearing liabilities during 2022, mainly as a result of the current high interest rate environment. The yield on loans decreased from 4.49% in 2021 to 4.41% in 2022 mainly due to fewer loan fees earned due to the discontinuation of the SBA PPP program. The securities portfolio yield increased to 2.99% in 2022 as compared to 2.61% in 2021. The increase was mainly the result of the elevated rate environment impacting variable rate securities. The average rate paid on short-term borrowings increased 2.48% from 0.34% in 2021 to 2.82% in 2022 due to higher interest rates paid on a significantly higher overnight borrowing balance. The rate paid on savings, NOW, money market, and interest checking accounts increased 0.41% from 0.23% to 0.64% and the average rate paid on time deposits decreased 0.18% from 0.93% to 0.75%. Interest income exempt from federal tax was $3,771,000 in 2022 and $3,743,000 in 2021. Interest income exempt from federal tax increased due to the origination of tax-exempt loans. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 21%.

The decrease in net interest margin at December 31, 2022 compared to December 31, 2021 was primarily due to decreased SBA PPP loan fees and the effect on the yields on total loans and increased yields on deposits and borrowings in 2022, as compared to 2021. Fully tax equivalent net interest income increased by $569,000 or 1.5% to $39,369,000 at December 31, 2022 compared to $38,800,000 at December 31, 2021. During 2022, the Federal Reserve increased the federal-funds rate by 4.25%, resulting in a target range of 4.25% - 4.50%. The Corporation could experience a decrease in net interest income if market rates remain static or continue to increase, as the Corporation’s net interest income continues to be liability sensitive. To negate the potential impact of a decreasing net interest margin, the Corporation will continue to focus on attracting organic loan growth and lower cost core deposits such as checking, savings, and money market accounts, thereby further reducing its dependence on higher priced certificates of deposit and short-term borrowings. The Corporation is actively monitoring and restructuring its portfolios to become more asset sensitive, which will allow for better performance in a static or rates-up environment. The Corporation will continue to evaluate the potential impact of short-term rate fluctuations in 2023, as well as the slope and position of the yield curve.

Table 4 sets forth changes in interest income and interest expense for the periods indicated for each category of interest earning assets and interest bearing liabilities. Information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by prior rate); (ii) changes in rate (changes in average rate multiplied by prior average volume); and, (iii) changes in rate and volume (changes in average volume multiplied by changes in average rate).

In 2022, the increase in net interest income on a fully tax equivalent basis of $569,000 resulted from an increase in volume of $3,137,000 and a decrease of $2,568,000 due to changes in rate.

Table 4 — Rate/Volume Analysis

(Dollars in thousands)

	2022 COMPARED TO 2021
	VOLUME	RATE	NET
Interest Income:
Loans, Net	$3,154	$(602)	$2,552
Taxable Securities	315	1,494	1,809
Tax-Exempt Securities	(488)	357	(131)
Restricted Investment in Bank Stocks	91	77	168
Other	(67)	3	(64)
Total Interest Income	$3,005	$1,329	$4,334

Interest Expense
Savings, NOW and Money Markets	$11	$2,575	$2,586
Time Deposits	(167)	(303)	(470)
Securities Sold U/A to Repurchase	2	131	133
Short-Term Borrowings	218	1,490	1,708
Long-Term Borrowings	(196)	7	(189)
Subordinated Debentures	—	(3)	(3)
Total Interest Expense	(132)	3,897	3,765
Net Interest Income	$3,137	$(2,568)	$569

The change in interest due to both volume and rate has been allocated to change due to volume and change due to rate in proportion to the absolute value of the change in each. Balances on non-accrual loans are included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2022, the provision for loan losses resulted in a credit balance of $264,000 as compared to $860,000 expense for the year ended December 31, 2021. The decrease in the provision for loan losses in 2022 as compared to 2021 resulted from excess balances exceeding the required allowance for loan losses that were returned to the provision, along with the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for loan losses for the year ended December 31, 2022 is also reflective of management’s assessment of the continued risk associated with the uncertainty surrounding geopolitical and economic concerns. Charge-off and recovery activity in the allowance for loan losses resulted in net charge-offs of $142,000 and $113,000 for the years ended December 31, 2022 and 2021, respectively. See Allowance for Loan Losses on page 35 for further discussion.

Gross charge-offs amounted to $206,000 at December 31, 2022, as compared to $158,000 at December 31, 2021. The increased level of charge-offs for the year ended December 31, 2022 was mainly due to a charge-off in the amount of $148,000 that was completed during the third quarter of 2022 on a commercial and industrial loan to a residential home builder. The business has ceased operations as a result of financial difficulties; however, this is not suggestive of a regional industry issue. This charge-off contributed to the increased balance of net charge-offs in 2022 over 2021 but was not indicative of a significant change in asset quality in the overall loan portfolio. See Table 11 – Analysis of Allowance for Loan Losses for further details.

The allowance for loan losses as a percentage of average loans outstanding was 1.03% as of December 31, 2022 and 1.18% as of December 31, 2021.

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

Non-interest income through December 31, 2022 was $5,331,000, a decrease of 27.2%, or $1,992,000, from 2021. The decrease was due to decreases in net securities (losses) gains and decreases in net (losses) gains on sales of mortgage loans in 2022.

During 2022, net securities (losses) gains decreased $1,169,000 to a net loss of $846,000. The decrease was due to the Corporation recognizing $726,000 in net losses on the sales of debt and equity securities in 2022. The Corporation also recognized $120,000 in net losses on held equity securities in 2022 due to market valuation fluctuations, as compared to recognizing $319,000 in net gains on held equity securities in 2021.

Gains on sales of mortgage loans amounted to a net loss of $7,000 in 2022 as compared to providing income of $980,000 in 2021. The decrease in net (losses) gains on sales of mortgage loans in 2022 was due to a low number of individual loans sold in 2022 along with many of the loans sold in 2022 being sold at a loss. These factors were due to the current rate environment and fewer loans being originated with the intent to sell in 2022. The Corporation continues to service the majority of mortgages which are sold. This servicing income provides an additional source of non-interest income on an ongoing basis.

Service charges and fees increased by $279,000 or 14.6% in 2022 as compared to 2021. The increase was due to increased overdraft fees on DDA accounts in 2022 as a result of more accounts in overdraft status. ATM fees and debit card income decreased by $37,000 or 1.7% in 2022 as compared to 2021 due to decreased ATM surcharge fees as the result of decreased transaction volume in 2022.

Other income, consisting primarily of safe deposit box rentals, income from the sale of retail non-deposit investment products, and miscellaneous fees, decreased $44,000, or 13.9% in 2022 as compared to 2021 as the Corporation recognized less annuity income from the sale of retail non-deposit investments in 2022.

Table 5 — Non-Interest Income

(Dollars in thousands)	2022/2021
	Increase/(Decrease)
	2022	Amount	%	2021
Trust department	$975	$(33)	(3.3)	$1,008
Service charges and fees	2,193	279	14.6	1,914
Increase in cash surrender value of life insurance	597	(1)	(0.2)	598
ATM fees and debit card income	2,146	(37)	(1.7)	2,183
Net (losses) gains on sales of mortgage loans	(7)	(987)	(100.7)	980
Other	273	(44)	(13.9)	317
Subtotal	6,177	(823)	(11.8)	7,000
Net securities (losses) gains	(846)	(1,169)	(361.9)	323
Total	$5,331	$(1,992)	(27.2)	$7,323

NON-INTEREST EXPENSE

Total non-interest expense amounted to $26,777,000, an increase of $423,000, or 1.6% in 2022. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to $14,554,000 or 54.4% of total non-interest expense in 2022 and $14,148,000 or 53.7% in 2021. Salaries and employee benefits increased $406,000, or 2.9% in 2022. The increase in 2022 was due to normal merit increases and new hires, along with an increase in medical insurance costs in 2022. The number of full-time equivalent employees was 201 as of December 31, 2022 and 198 as of December 31, 2021.

Net occupancy expense increased $51,000, or 2.7% in 2022 as compared to 2021. Net furniture and equipment and computer expense increased $297,000, or 16.6% in 2022 compared to 2021. The increase in 2022 was due to the implementation of several new software programs in 2022 to increase data security and efficiency.

Professional services increased $220,000, or 21.0% in 2022 as compared to 2021. The higher expense in 2022 was mainly due to an increase in consulting expense as the result of strategic planning and consulting services associated with implementing new internal software systems contracts along with normal increases in annual audit expenses.

Pennsylvania shares tax expense increased $36,000, or 3.0% in 2022 as compared to 2021. FDIC insurance expense increased $67,000, or 15.8% in 2022 as compared to 2021. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense decreased $192,000, or 17.6% in 2022 as compared to 2021 due to negotiations of new internal systems contracts resulting in some lower fees and vendor relationship credits that were applied to the expenses related to those systems. Data processing fees decreased $285,000, or 23.8% in 2022 as compared to 2021. This decrease was also the result of the negotiations of new systems contracts.

Advertising expense decreased $18,000, or 4.4% in 2022 as compared to 2021. Other non-interest expense decreased $156,000, or 4.9% in 2022 as compared to 2021. This decrease was due to a reduction in the provision for unfunded loan commitments along with less amortization expense related to a limited partnership that was fully amortized at the beginning of 2022.

The overall level of non-interest expense remains low, relative to the Corporation’s peers (community banks from $1 billion to $3 billion in assets). The Corporation’s total non-interest expense was 2.04% of average assets in 2022 and 2.06% in 2021, which places the Corporation among the leaders in its peer financial institution categories in controlling non-interest expense.

Table 6 — Non-Interest Expense

(Dollars in thousands)	2022/2021
	Increase/(Decrease)
	2022	Amount	%	2021
Salaries and employee benefits	$14,554	$406	2.9	$14,148
Occupancy, net	1,936	51	2.7	1,885
Furniture and equipment	594	24	4.2	570
Computer expense	1,493	273	22.4	1,220
Professional services	1,270	220	21.0	1,050
Pennsylvania shares tax	1,238	36	3.0	1,202
FDIC Insurance	490	67	15.8	423
ATM and debit card fees	899	(192)	(17.6)	1,091
Data processing fees	915	(285)	(23.8)	1,200
Foreclosed assets held for resale	—	(3)	(100.0)	3
Advertising	389	(18)	(4.4)	407
Other	2,999	(156)	(4.9)	3,155
Total	$26,777	$423	1.6	$26,354

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2022, was $2,294,000 as compared to $2,321,000 for the year ended December 31, 2021. The effective income tax rate was 14.1% in 2022 and 13.6% in 2021. The increase in the effective tax rate for 2022 was due to slightly lower tax-exempt income and fewer tax credits recognized. The Corporation recognized $249,000 and $405,000 of tax credits from low-income housing partnerships for the years ended December 31, 2022 and 2021, respectively.

FINANCIAL CONDITION

GENERAL

Total assets increased to $1,329,194,000 at year-end 2022, an increase of 0.7% from year-end 2021.

Total debt securities available-for-sale decreased $64,472,000 or 14.7% to $373,444,000 as of December 31, 2022.

Net loans increased in 2022 from $744,161,000 to $850,195,000, a 14.2% increase. Loan demand grew in 2022 as the Bank has realized an increase in loan originations, primarily in the commercial real estate portfolio.

The cash surrender value of bank owned life insurance totaled $25,389,000 at December 31, 2022, an increase of $597,000 or 2.4% from 2021. This increase represents tax-free income included in non-interest income on the consolidated statements of income.

Investments in low-income housing partnerships were $3,763,000 at year-end 2022, an increase of 145.9% from year-end 2021. The Corporation became a limited partner in a new real estate venture during 2021 with an initial investment of $435,000. In 2022, capital contributions in the combined amount of $2,458,000 were made in relation to the new real estate venture. Investing in low-income housing real estate ventures enables the Corporation to recognize tax credits and satisfy Community Reinvestment Act initiatives.

As of December 31, 2022, total deposits amounted to $993,499,000, a decrease of 7.8% from 2021. The decrease is due to decreases in both non-interest and interest bearing deposits, primarily due to a $70,297,000 decrease in municipal deposits. Core deposits, which include demand deposits and interest bearing demand deposits (NOWs), money market accounts, savings accounts, and time deposits of individuals, continue to be the Corporation’s most significant source of funds.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Short and long-term borrowings increased in 2022 by $116,041,000, mainly due to an increase in net loans and a decrease in total deposits causing an increase in short-term borrowings.

Total stockholders’ equity decreased to $120,386,000 at December 31, 2022, a decrease of $28,169,000, primarily due to a decrease in the market value of the securities portfolio resulting in an accumulated other comprehensive loss position.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 93.8% for 2022 compared to 94.2% for 2021. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

SECURITIES

The Corporation uses securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The securities portfolio consists of debt securities available-for-sale. No securities were established in a trading account. Debt securities available-for-sale decreased $64,472,000 or 14.7% to $373,444,000 in 2022. At December 31, 2022, the net unrealized loss, net of the tax effect, on these securities was $29,558,000 and was included in stockholders’ equity as accumulated other comprehensive (loss) income. Table 7 provides data on the fair value of the Corporation’s securities portfolio on the dates indicated. The vast majority of security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate a security.

The securities portfolio includes, U.S. treasuries, U.S. government corporations and agencies, corporate debt obligations, mortgage-backed securities, asset-backed securities, and obligations of state and political subdivisions, both tax-exempt and taxable.

Debt securities available-for-sale may be sold as part of the overall asset and liability management process. Realized gains and losses are reflected in the results of operations on the Corporation’s Consolidated Statements of Income. As of December 31, 2022, the securities portfolio does not contain any off-balance sheet derivatives or trust preferred investments.

Table 7 — Securities

(Dollars in thousands)	Available-For-Sale
	December 31, 2022	December 31, 2021
U.S. Treasury securities	$6,801	$7,729
U. S. Government corporations and agencies	142,855	122,487
Other mortgage-backed debt securities	33,688	39,550
Obligations of state and political subdivisions	110,689	186,176
Asset-backed securities	36,418	36,542
Corporate debt securities	42,993	45,432
Total	$373,444	$437,916

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2022. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 8 — Securities Maturity Table

(Dollars in thousands)	December 31, 2022
	Debt Securities Available-For-Sale
		U.S. Government	Other	Obligations
		Corporations &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Agencies	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$2,006	$1,939	$—	$5,032
Fair value	—	—	1,935	1,928	—	5,066

1 - 5 Years:
Amortized cost	2,886	678	6,471	18,634	—	7,593
Fair value	2,542	670	6,194	17,820	—	7,563

5 - 10 Years:
Amortized cost	4,967	16,994	1,097	26,479	—	33,213
Fair value	4,259	17,098	1,064	23,605	—	30,364

After 10 Years:
Amortized cost	—	140,027	27,193	78,124	37,526	—
Fair value	—	125,087	24,495	67,336	36,418	—

Total:
Amortized cost	$7,853	$157,699	$36,767	$125,176	$37,526	$45,838
Fair value	6,801	142,855	33,688	110,689	36,418	42,993

1Mortgage-backed and asset-backed securities are allocated for maturity reporting at their original maturity date.

Marketable equity securities consist of common stock investments in other commercial banks and bank holding companies. At December 31, 2022 and 2021, the Corporation had $1,699,000 and $1,962,000, respectively, in equity securities recorded at fair value, a decrease of $263,000 or 13.4%.

LOANS

Total loans increased to $858,469,000 as of December 31, 2022, compared to a balance of $752,841,000 as of December 31, 2021. Table 9 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased $105,628,000, or 14.0% in 2022 compared to an increase of $32,231,000, or 4.5% in 2021.

Steady demand for borrowing by businesses accounted for the 14.0% increase in the loan portfolio from December 31, 2021 to December 31, 2022. Overall, the Commercial and Industrial portfolio (which includes tax-free Commercial and Industrial loans) increased $4,473,000 or 5.4% from $82,526,000 at December 31, 2021 to $86,999,000 at December 31, 2022. The increase in the Commercial and Industrial portfolio during the year ended December 31, 2022 was attributable to the portion of the Commercial and Industrial portfolio excluding SBA PPP loans which increased $9,254,000 during the year ended December 31, 2022, mainly resulting from $17,072,000 in new loan originations for the year ended December 31, 2022 and an increase in utilization of existing Commercial and Industrial lines of credit of $5,067,000, offset by loan payoffs of $6,238,000 and regular principal payments and other typical fluctuations in the Commercial and Industrial portfolio during the year ended December 31, 2022. This was offset by a reduction of $4,781,000 in the portion of the Commercial and Industrial portfolio attributable to SBA PPP loans, the balance of which decreased from $4,894,000 at December 31, 2021 to $113,000 at December 31, 2022, as a result of loan forgiveness. The Commercial Real Estate portfolio (which includes tax-free Commercial Real Estate loans) increased $89,895,000 or 17.2% from $521,654,000 at December 31, 2021 to $611,549,000 at December 31, 2022. The increase is mainly attributable to new loan originations of $162,459,000 for the year ended December 31, 2022, offset by loan payoffs of $58,616,000 and a decrease in utilization of existing Commercial Real Estate lines of credit of $11,778,000, along with regular principal payments and other typical amortization in the Commercial Real Estate portfolio during the year ended December 31, 2022. Residential Real Estate loans increased $11,123,000 or 7.8% from $143,383,000 at December 31, 2021 to $154,506,000 at December 31, 2022. The increase was mainly the result of $34,329,000 in new loan originations and an increase in utilization of existing Residential Real Estate (Home Equity) lines of credit of $2,644,000, offset by net loans sold of $3,410,000, loan payoffs of $16,121,000 (of which $4,734,000 was refinanced with the Bank during the year ended December 31, 2022 with new refinanced loan balances included in the new loan origination total), and regular principal payments and other typical amortization in the Residential Real Estate portfolio during the year ended December 31, 2022. Net loans sold for the year ended December 31, 2022 consisted of total loans sold during the year ended December 31, 2022 of $5,685,000, offset with loans opened and sold in the same quarter during each quarter of 2022 which amounted to $2,275,000. The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans, which conform to secondary market requirements, when the market pricing is favorable. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers.

Management believes that the loan portfolio is well diversified. The total commercial portfolio was $698,548,000 at December 31, 2022. Of total loans, $611,549,000 or 71.3% were secured by commercial real estate, primarily lessors of residential buildings and dwellings and lessors of non-residential buildings. The Corporation continues to monitor these portfolios.

All loan relationships in excess of $1,500,000 are reviewed internally and/or externally through a loan review process on an annual basis. Such review is based upon analysis of current financial statements of the borrower, co-borrowers/guarantors, payment history, and economic conditions.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $836,405,000 or 97.5% of gross loans are graded Pass; $634,000 or 0.1% are graded Special Mention; $20,301,000 or 2.4% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 3 — Loans and Allowance for Loan Losses for risk grading tables.

Overall, non-pass grades decreased to $20,935,000 at December 31, 2022, as compared to $24,737,000 at December 31, 2021. Commercial and Industrial non-pass grades decreased to $725,000 as of December 31, 2022, compared to $796,000 as of December 31, 2021. Commercial Real Estate non-pass grades decreased to $19,415,000 as of December 31, 2022 as compared to $22,346,000 as of December 31, 2021. Residential Real Estate and Consumer non-pass grades decreased to $795,000 as of December 31, 2022, as compared to $1,595,000 as of December 31, 2021.

The decrease in Commercial Real Estate non-pass grades from December 31, 2021 to December 31, 2022 is attributable to various fluctuations that transpired in the Commercial Real Estate non-pass grade portfolio throughout 2022. A payoff was completed during the second quarter of 2022 on a Substandard non-accrual loan to a contractor specializing in modular construction that carried a balance of $1,000,000 at December 31, 2021. Additionally, four loans to the owners/operators of an indoor family entertainment complex that were classified as Substandard and carried an aggregate balance of $753,000 at December 31, 2021 and one loan to the owner/operator of a multi-unit apartment building that was classified as Special Mention and carried a balance of $729,000 as of December 31, 2021 were upgraded to pass-grade status during the year ended December 31, 2022. There were also $750,000 in principal payments/paydowns made during the fourth quarter of 2022 on a non-performing loan to a student housing holding company that was classified as Substandard at both December 31, 2021 and December 31, 2022.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

The classes of the Corporation’s loan portfolio net of unearned discount and net deferred loan fees and costs are summarized in Table 9.

Table 9 — Loans

(Dollars in thousands)	December 31,
	2022	2021	2020	2019	2018
Commercial and Industrial	$86,999	$82,526	$91,875	$86,712	$92,220
Commercial Real Estate	611,549	521,654	466,728	395,801	348,476
Residential Real Estate	154,506	143,383	156,983	159,350	159,741
Consumer	5,415	5,278	5,024	5,869	5,955
Total Loans	$858,469	$752,841	$720,610	$647,732	$606,392

The Corporation’s maturity and interest rate sensitivity information related to the loan portfolio is summarized in Table 10.

Table 10 — Loan Maturity and Interest Sensitivity

Loans by Maturity
	December 31, 2022
(Dollars in thousands)	One Year	After One Year	After
	and Less	Through Five Years	Five Years	Total
Commercial and Industrial	$11,262	$33,338	$42,399	$86,999
Commercial Real Estate	37,651	137,547	436,351	611,549
Residential Real Estate	8,703	33,942	111,861	154,506
Consumer	1,682	3,113	620	5,415
Total	$59,298	$207,940	$591,231	$858,469

The above data represents the amount of loans receivable at December 31, 2022 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loans by Repricing
	December 31, 2022
(Dollars in thousands)	One Year	After One Year	After
	and Less	Through Five Years	Five Years	Total
Commercial and Industrial	$30,808	$43,861	$12,330	$86,999
Commercial Real Estate	83,905	517,849	9,795	611,549
Residential Real Estate	17,624	31,161	105,721	154,506
Consumer	2,533	2,856	26	5,415
Total	$134,870	$595,727	$127,872	$858,469

Loans with a fixed interest rate	$24,727	$72,265	$112,155	$209,147
Loans with a variable interest rate	110,143	523,462	15,717	649,322
Total	$134,870	$595,727	$127,872	$858,469

The above data represents the amount of loans receivable at December 31, 2022 which are due or have the opportunity to reprice in the periods indicated, based on remaining scheduled repayments of principal for fixed rate loans or date of next repricing opportunity for variable rate loans. The fixed and variable portions of the amounts of loans receivable due or repricing in the periods indicated are also summarized above.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2022, the allowance for loan losses was $8,274,000 as compared to $8,680,000 as of December 31, 2021. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for loan losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Corporation’s allowance for loan losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. The uncertain economic climate has played a large role in the qualitative factor adjustments that have been implemented throughout 2021 and 2022. Qualitative factors remained unchanged during the first quarter of 2021, as the economy and unemployment levels showed marked improvement over the prior quarter. During the second quarter of 2021, the qualitative factors related to the local/regional economy were decreased by one basis point across all loan segments, as the economy and job growth in the Company’s market areas demonstrated marked improvement over the prior quarter, and the qualitative factor related to collateral values was increased by one basis point for both the Commercial Real Estate and Residential Real Estate portfolio segments due to an artificial increase in market values in the real estate sector as individuals’ willingness to pay above-average market prices has sparked uncertainty surrounding collateral values in the real estate market. Qualitative factors remained unchanged during the third quarter of 2021. During the fourth quarter of 2021, the qualitative factors related to external factors/conditions were increased by one basis point across all loan segments due to increased inflation rates, as well as elevated unemployment levels (although improved from 2020 and early 2021) and the uncertainty of how broad the changes implemented by the Federal Reserve would be. The qualitative factors related to collateral values were also increased by one basis point across all loan segments during the fourth quarter of 2021, as collateral values continued to artificially increase as individuals were willing to pay above-average market prices in all sectors. During the first quarter of 2022, the qualitative factors related to the local/regional economy were increased by one basis point across all loan segments due to ongoing economic uncertainty resulting from supply chain disruptions caused by the COVID-19 pandemic, conflicts in foreign countries causing inflationary pressures due to reductions/disruptions in the production of the commodities controlled by these countries, increased interest rates, and the overall inflation rate continuing to rise. During the second quarter of 2022, the qualitative factors remained unchanged. During the third quarter of 2022, the qualitative factors related to the management and review systems components were each decreased by two basis points across all loan segments due to consistency and experience within the Company’s management and satisfactory exam results related to the Company’s loan review process. During the fourth quarter of 2022, the qualitative factor related to collateral values was decreased by one basis point in the Commercial and Industrial, Tax Free, and Consumer portfolio segments and decreased by two basis points in the Commercial Real Estate and Residential Real Estate portfolio segments, as the artificial increase in market rates related to equipment, commodities, and real estate have begun to subside. The qualitative factor related to delinquency trends was also decreased by one basis point in the Commercial and Industrial, Commercial Real Estate, and Residential Real Estate portfolio segments, as the Corporation’s levels of past due loans, non-accrual loans, and charge-offs have been lower in these portfolios in the last two years than in previous years. Modifications granted in compliance with Section 4013 of the CARES Act were highest in the Commercial Real Estate portfolio segment, the long-term effects of which are still very unclear, as there is still uncertainty related to the lagging economic effects of the COVID-19 pandemic, especially in relation to this segment of the Corporation’s loan portfolio.

Table 11 contains an analysis of the allowance for loan losses indicating charge-offs and recoveries by year. In 2022 and 2021, net charge-offs as a percentage of average loans was 0.02%, respectively. Net charge-offs amounted to $142,000 in 2022 and $113,000 in 2021. Net charge-offs were higher in 2022 than in 2021, mainly due to a charge-off in the amount of $148,000 that was completed during the third quarter of 2022 on a commercial and industrial loan to a residential construction company. The business has ceased operations as a result of financial difficulties.

For the year ended December 31, 2022, the provision for loan losses resulted in a credit balance of $264,000, as compared to $860,000 expense for the year ended December 31, 2021. The net effect of the credit balance of the provision and net charge-offs resulted in the year-end allowance for loan losses of $8,274,000 of which 8.5% was attributed to the Commercial and Industrial component, 71.7% attributed to the Commercial Real Estate component, 18.8% attributed to the Residential Real Estate component, 1.0% attributed to the Consumer component, and 0% being the unallocated component (refer to the activity in Note 3 — Loans and Allowance for Loan Losses on page 74.) The Corporation determined that the provision for loan losses made during 2022 was sufficient to maintain the allowance for loan losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2022.

Table 11 — Analysis of Allowance for Loan Losses

(Dollars in thousands)	Years Ended December 31,

As of and for the nine months ended:	2022	2021	2020	2019	2018
Beginning balance	$8,680	$7,933	$7,005	$6,745	$7,487
Charge-offs:
Commercial and Industrial	158	13	90	—	18
Commercial Real Estate	3	29	141	64	783
Residential Real Estate	12	80	33	69	181
Consumer	33	36	37	71	57
	206	158	301	204	1,039
Recoveries:
Commercial and Industrial	3	—	14	6	31
Commercial Real Estate	40	30	—	—	60
Residential Real Estate	16	4	8	2	—
Consumer	5	11	7	6	6
	64	45	29	14	97

Net charge-offs	142	113	272	190	942
Additions (credited) charged to operations	(264)	860	1,200	450	200
Balance at end of period	$8,274	$8,680	$7,933	$7,005	$6,745

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.02%	0.04%	0.03%	0.16%
Allowance for loan losses to average loans outstanding during the period	1.03%	1.18%	1.16%	1.13%	1.15%

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

With the Bank’s manageable level of net charge-offs and the additions to the reserve from the credit balance of the provision, the allowance for loan losses as a percentage of average loans amounted to 1.03% in 2022 and 1.18% in 2021.

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

Table 12 — Allocation of Allowance for Loan Losses

(Dollars in thousands)

	December 31,
	2022	%*	2021	%*	2020	%*	2019	%*	2018	%*
Commercial and Industrial	$704	8.5	$681	8.8	$787	10.8	$634	9.7	$724	11.7
Commercial Real Estate	5,932	71.7	5,408	70.1	4,762	65.4	4,116	63.0	3,700	59.8
Residential Real Estate	1,557	18.8	1,539	20.0	1,643	22.5	1,665	25.5	1,650	26.6
Consumer	81	1.0	84	1.1	94	1.3	114	1.8	117	1.9
Unallocated	—	N/A	968	N/A	647	N/A	476	N/A	554	N/A
	$8,274	100.0	$8,680	100.0	$7,933	100.0	$7,005	100.0	$6,745	100.0

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

Total non-performing assets amounted to $5,359,000 as of December 31, 2022, as compared to $7,066,000 as of December 31, 2021. The economy continues to be unstable. Inflation has receded but remains at a very high level. The war between Ukraine and Russia is continuing to cause worldwide turmoil. The unemployment rate remains at a low level, but the labor force participation rate also remains at a low level. The need for workers has driven wages up in most sectors. Inflation is causing extreme concerns in all areas of the economy. The war abroad and its effects on various commodities continues to have a negative impact on inflation. Values of new and used homes and automobiles have leveled off. The Federal Reserve has raised interest rates to not recently seen levels with a commitment for additional increases throughout the coming year until inflation falls back in line with its established guidelines. These forces have had a direct effect on the Corporation’s non-performing assets. The Corporation is closely monitoring its Commercial Real Estate portfolio because of the current uncertain economic environment. Non-accrual loans totaled $5,051,000 as of December 31, 2022 as compared to $7,066,000 as of December 31, 2021. There were no foreclosed assets held for resale as of December 31, 2022 or December 31, 2021. There were three loans past-due 90 days or more and still accruing interest as of December 31, 2022 which carried an aggregate balance of $308,000, compared to December 31, 2021 when there were no loans past-due 90 days or more and still accruing interest. The loans past-due 90 days or more and still accruing interest as of December 31, 2022 consisted of one commercial real estate loan and two residential real estate loans, all of which were well-secured and in the process of collection.

Non-performing assets to total loans was 0.62% as of December 31, 2022 compared to 0.94% at December 31, 2021. Non-performing assets to total assets was 0.40% as of December 31, 2022 compared to 0.54% at December 31, 2021. The allowance for loan losses to total non-performing assets was 154.39% as of December 31, 2022 as compared to 122.84% as of December 31, 2021. Additional detail can be found in Table 13 – Non-Performing Assets and Impaired

Loans and the Loans Receivable on Non-Accrual Status table in Note 3 — Loans and Allowance for Loan Losses. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts.

Performing substandard loans which are not deemed to be impaired have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not deemed to be impaired amounted to $10,776,000 at December 31, 2022 and $10,463,000 at December 31, 2021.

Impaired loans were $11,207,000 at December 31, 2022 and $13,673,000 at December 31, 2021. The largest impaired loan relationship at December 31, 2022 consisted of a performing loan to a student housing holding company, which was classified as a TDR. The loan is secured by commercial real estate and carried a balance of $2,797,000 at December 31, 2022, net of $943,000 that had been charged-off to date, compared to December 31, 2021 when the loan carried a balance of $2,864,000, net of $943,000 that had been charged-off to date. The second largest impaired loan relationship at December 31, 2022 consisted of a non-performing loan to a student housing holding company which is secured by commercial real estate. At December 31, 2022, the loan carried a balance of $2,340,000, net of $1,989,000 that had been charged off to date, compared to December 31, 2021 when the loan carried a balance of $3,090,000, net of $1,989,000 that had been charged-off to date. The third largest impaired loan relationship at December 31, 2022 consisted of five non-performing loans to a plastic processing company focused on non-post-consumer recycling. Three loans are classified in the Commercial and Industrial portfolio and modified as TDRs and two loans are secured by commercial real estate. The loans carried an aggregate balance of $1,084,000 as of December 31, 2022, compared to December 31, 2021 when the loans carried an aggregate balance of $1,176,000.

The Corporation estimates impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $11,207,000 in impaired loans at December 31, 2022, none were located outside the Corporation’s primary market area.

The outstanding recorded investment of loans categorized as TDRs as of December 31, 2022 and December 31, 2021 was $7,480,000 and $8,020,000, respectively. The decrease in TDRs at December 31, 2022 as compared to December 31, 2021 is mainly attributable to regular principal payments and paydowns on existing TDRs that were completed during the year ended December 31, 2022. Of the thirty restructured loans at December 31, 2022, four loans were classified in the Commercial and Industrial portfolio, twenty-five loans were classified in the Commercial Real Estate portfolio, and one loan was classified in the Residential Real Estate portfolio. TDRs at December 31, 2022 consisted of ten term modifications beyond the original stated term, three interest rate modifications, and sixteen payment modifications. At December 31, 2022, there was also one troubled debt restructuring that experienced all three types of modification—payment, rate, and term. TDRs are separately evaluated for impairment disclosures, and if necessary, a specific allocation is established. As of December 31, 2022 and 2021, there were no specific allocations attributable to the TDRs. There were no unfunded commitments on TDRs at December 31, 2022 and 2021.

At December 31, 2022, three commercial and industrial loans classified as TDRs with a combined recorded investment of $664,000, and five commercial real estate loans classified as TDRs with a combined recorded investment of $684,000 were not in compliance with the terms of their restructure, compared to December 31, 2021 when three commercial and industrial loans classified as TDRs with a combined recorded investment of $708,000, ten commercial real estate loans classified as TDRs with a combined recorded investment of $590,000, and one residential real estate loan classified as a TDR with a recorded investment of $14,000 were not in compliance with the terms of their restructure.

Of the loans that were modified as TDRs within the twelve months preceding December 31, 2022, no loans experienced payment defaults during the year ended December 31, 2022. Three commercial real estate loans totaling $285,000 that were modified as TDRs within the twelve months preceding December 31, 2021 experienced payment defaults during the year ended December 31, 2021.

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

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2023. Excluding the assets disclosed in Table 13 – Non-Performing Assets and Impaired Loans and the Troubled Debt Restructurings section in Note 3 — Loans and Allowance for Loan Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

The economic climate remains in a very frail state. The war between Ukraine and Russia has exacerbated the difficulties in the national and state economy and experts at all levels are attempting to calculate the intermediate or long term affects. The Corporation may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of impaired loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Corporation’s allowance for loan losses could be required. The extent of the impact of these stressors on the Corporation’s operational and financial performance will depend on certain developments including inflationary controls enacted, the labor force, supply bottlenecks, the longevity of the war, and the effectiveness in controlling the lingering effects of the COVID-19 outbreak, etc. and the after-effects of these factors. These factors may not immediately impact the Corporation’s operational and financial performance, as the effects of these factors may lag into the future. The Corporation is also susceptible to the impact of economic and fiscal policy factors that may evolve in the post-pandemic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2022 and 2021 management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 13 — Non-Performing Assets and Impaired Loans

(Dollars in thousands)	December 31,
	2022	2021
Non-performing assets
Non-accrual loans	$5,051	$7,066
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	308	—
Total non-performing assets	$5,359	$7,066

Impaired loans
Non-accrual loans	$5,051	$7,066
Accruing TDRs	6,156	6,607
Total impaired loans	11,207	13,673
Allocated allowance for loan losses	—	—
Net investment in impaired loans	$11,207	$13,673

Impaired loans with a valuation allowance	$—	$—
Impaired loans without a valuation allowance	11,207	13,673
Total impaired loans	$11,207	$13,673

Allocated valuation allowance as a percent of impaired loans	—%	—%
Impaired loans to total loans	1.31%	1.81%
Non-performing assets to total loans	0.62%	0.94%
Non-performing assets to total assets	0.40%	0.54%
Allowance for loan losses to impaired loans	73.83%	63.48%
Allowance for loan losses to total non-performing assets	154.39%	122.84%

Real estate mortgages comprise 89.2% of the loan portfolio as of December 31, 2022, as compared to 88.3% as of December 31, 2021. Real estate mortgages consist of both residential and commercial real estate loans. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Corporation’s market area and are subject to risks associated with the local economy. The commercial real estate loans typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its impaired loans continues to be mitigated by collateral positions on these loans. The allocated allowance for loan losses associated with impaired loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Deposits decreased by $84,470,000, or 7.8% for the year ending December 31, 2022 as compared to December 31, 2021. The decrease in deposits in 2022 can be attributed to decreases in non-interest bearing, interest bearing, savings and time deposits. The decrease in deposits was mainly the result of a $70,297,000 decrease in municipal deposits and other normal fluctuations in deposits during 2022.

The following schedule reflects the remaining maturities of time deposits and other time open deposits of $100,000 or more at December 31, 2022.

(Dollars in thousands)	Time	Other Time Open
	Deposits	Deposits
	≥$100,000	≥$100,000
Less than or equal to 3 months	$6,487	$855
Over 3 months through 6 months	8,558	—
Over 6 months through 12 months	21,976	—
Over 12 months	19,831	—
	$56,852	$855

Total borrowings were $178,418,000 as of December 31, 2022, compared to $62,377,000 at December 31, 2021. During 2022, long-term borrowings decreased from $35,000,000 to $25,000,000. The decrease in long-term borrowings in 2022 was the result of the maturity of one individual term note with FHLB.

Short-term debt increased from $27,377,000 in 2022 to $153,418,000 as of December 31, 2022 as a result of decreased deposit balances and growth in the loan portfolio. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset seasonal fluctuations in deposits.

In connection with FHLB borrowings, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

The following table shows information about the Corporation’s short-term borrowings as of December 31, 2022 and 2021.

Table 14 — Short-Term Borrowings

(Dollars in thousands)

	2022
			Maximum
	Period End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$13	$—	—%
Securities sold under agreements to repurchase	20,368	26,825	30,868	0.84%
Federal Discount Window	―	3	―	2.78%
Federal Home Loan Bank	133,050	60,719	133,050	2.82%
	$153,418	$87,560	$163,918	2.21%

(Dollars in thousands)

	2021
			Maximum
	Period End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$—	$—	0.36%
Securities sold under agreements to repurchase	27,377	26,352	29,853	0.35%
Federal Discount Window	―	—	―	0.36%
Federal Home Loan Bank	—	553	770	0.34%
	$27,377	$26,905	$30,623	0.35%

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on debt securities available-for-sale, net of taxes, referred to as accumulated other comprehensive (loss) income, may increase or decrease total equity capital. The total net decrease in capital was $28,169,000 in 2022 after an increase of $4,313,000 in 2021. The decrease in equity capital in 2022 was due to a decrease in accumulated other comprehensive (loss) income of $37,146,000 in 2022 as a result of market fluctuations in the securities portfolio offset by the retention of $7,334,000 in earnings and the issuance of new shares through the Corporation’s Dividend Reinvestment Program (“DRIP”) amounting to $1,643,000.

The Corporation had 231,611 and 231,612 shares of common stock as of December 31, 2022 and December 31, 2021, respectively, at a cost of $5,709,000, as treasury stock, authorized and issued but not outstanding.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 10.75% for 2022 and 9.93% for 2021.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 15 reflects risk-based capital ratios and the leverage ratio for the Bank. The Bank’s leverage ratio was 10.38% at December 31, 2022 and 10.14% at December 31, 2021.

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

Table 15 — Capital Ratios

At December 31, 2022, the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of December 31, 2022 and December 31, 2021:

			To Be Well
			Capitalized
			Under Prompt
	December 31,	December 31,	Corrective Action
	2022	2021	Regulations
Tier 1 leverage ratio (to average assets)	10.38%	10.14%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	15.24%	15.52%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.24%	15.52%	8.00%
Total risk-based capital ratio	16.15%	16.57%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of December 31, 2022, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

Sources of liquidity are as follows:

●	Growth in the core deposit base;
●	Proceeds from sales or maturities of securities;
●	Payments received on loans and mortgage-backed and asset-backed securities;
●	Overnight correspondent bank borrowings on various credit lines, notes, etc., with various levels of capacity;
●	Securities sold under agreements to repurchase; and
●	Brokered CDs.

At December 31, 2022, the Corporation had $495,974,000 in available borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $2,235,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $20,368,000 at December 31, 2022.

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

Net cash flows provided by operating activities were $16,528,000 and $15,255,000 as of December 31, 2022 and December 31, 2021, respectively. Net income amounted to $14,024,000 for the year ended December 31, 2022 and $14,688,000 for the year ended December 31, 2021. The (credit) provision for loan losses resulted in a credit balance of $264,000 for the year ended December 31, 2022 and a provision balance of $860,000 for the year ended December 31, 2021. During the years ended December 31, 2022 and 2021, net premium amortization on securities amounted to $3,008,000 and $2,930,000, respectively. Net losses on sales of mortgage loans were $7,000 as of December 31, 2022, compared to net gains on sales of mortgage loans of $980,000 as of December 31, 2021. Originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $2,168,000 and $1,404,000 for the years ended December 31, 2022 and 2021, respectively. Net securities losses were $846,000 for the year ended December 31, 2022, compared to net securities gains of $323,000 for the year ended December 31, 2021. Accrued interest payable increased by $312,000 during the year ended December 31, 2022 and decreased by $154,000 during the year ended December 31, 2021. Other assets increased by $342,000 and $1,554,000 during the years ended December 31, 2022 and 2021, respectively. Other liabilities increased by $321,000 during the year ended December 31, 2022, compared to an increase of $305,000 during the year ended December 31, 2021.

Investing activities used cash of $93,634,000 and $111,345,000 during the years ended December 31, 2022 and 2021, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) provided cash of $19,295,000 during the year ended December 31, 2022 and used cash of $80,814,000 during the year ended December 31, 2021. Net change in restricted investment in bank stocks used cash of $5,217,000 during the year ended December 31, 2022 and provided cash of $328,000 during the year ended December 31, 2021. Net cash used to originate loans amounted to $103,609,000 and $29,960,000 during the years ended December 31, 2022 and 2021, respectively. Purchase of premises and equipment used cash of $1,892,000 and $492,000 during the years ended December 31, 2022 and 2021, respectively. Purchase of investment in real estate ventures used cash of $2,458,000 and $435,000 during the years ended December 31, 2022 and 2021, respectively.

Financing activities provided cash of $26,506,000 and $133,248,000 during the years ended December 31, 2022 and 2021, respectively. Deposits decreased by $87,470,000 during the year ended December 31, 2022 and increased by $140,481,000 during the year ended December 31, 2021. Short-term borrowings increased by $126,041,000 during the year ended December 31, 2022 and increased by $7,883,000 during the year ended December 31, 2021. Repayment of long-term borrowings amounted to $10,000,000 for both the years ended December 31, 2022 and 2021, respectively. Dividends paid amounted to $6,690,000 for the year ended December 31, 2022, compared to $6,617,000 for the year ended December 31, 2021.

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

Table 16 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2022.

Table 16 — Contractual Obligations

(Dollars in thousands)

	Less than	1 - 3	4 -5	Over
December 31, 2022	1 Year	Years	Years	5 Years	Total
Time deposits	$99,132	$55,511	$11,457	$—	$166,100
Securities sold under agreement to repurchase	20,368	—	—	—	20,368
Short-term borrowings	133,050	—	—	—	133,050
Long-term borrowings	3,000	20,000	—	2,000	25,000
Subordinated debentures	—	—	—	25,000	25,000
Operating lease obligations	175	280	294	2,474	3,223
Financing lease obligations	7	—	—	—	7
	$255,732	$75,791	$11,751	$29,474	$372,748

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2022, the Corporation had outstanding unfunded commitments to extend credit of $121,938,000 and outstanding standby letters of credit of $5,596,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 14 — Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 17 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2022. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 17 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2022 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at December 31, 2022.

Table 17 — Interest Rate Sensitivity Analysis

(Dollars in thousands)

	December 31, 2022
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total
Assets	$143,737	$480,432	$645,263	$59,762	$1,329,194

Liabilities/Stockholders’ Equity	527,544	181,078	472,780	147,792	1,329,194

Interest Rate Sensitivity Gap	$(383,807)	$299,354	$172,483	$(88,030)

Cumulative Gap	$(383,807)	$(84,453)	$88,030	—

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

Table 18 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various immediate shock increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 13.12%, 25.38% and 36.53% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 10.96% and 19.00% in the 100 and 200 basis point decreasing rate scenarios presented, respectively. All of these forecasts are within the Corporation’s one year policy guidelines, aside from the 200 basis point immediate increase scenario at (25.38)% vs. the policy limit of (20.00)% and the 300 basis point immediate increase scenario at (36.53)% vs. the policy limit of (25.00)%.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current interest rate environment with federal funds trading in the 425 - 450 basis point range and many deposit accounts still lagging at markedly lower rates. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years ended December 31, 2022 and 2021, the cost of interest-bearing liabilities averaged 0.95% and 0.57%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 3.91% and 3.65%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At December 31, 2022, net present value is projected to decrease 3.99%, 10.65%, and 19.17% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. Additionally, the 100 and

200 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 1.60% and 13.45%, respectively. All scenarios presented are within the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Table 18 — Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(36.53)%
+200 bp Shock vs. Stable Rate	(25.38)%
+100 bp Shock vs. Stable Rate	(13.12)%
Flat rate
‒100 bp Shock vs. Stable Rate	10.96%
‒200 bp Shock vs. Stable Rate	19.00%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(19.17)%
+200 bp Shock vs. Stable Rate	(10.65)%
+100 bp Shock vs. Stable Rate	(3.99)%
Flat rate
‒100 bp Shock vs. Stable Rate	(1.60)%
‒200 bp Shock vs. Stable Rate	(13.45)%

Table 19 shows the quarterly results of operations for the Corporation for the years ended December 31, 2022 and 2021:

Table 19 — Quarterly Results of Operations (Unaudited)

(Dollars in thousands, except per share data)
	Three Months Ended
2022	March 31	June 30	September 30	December 31
Interest income	$10,629	$11,111	$11,897	$12,776
Interest expense	1,173	1,330	2,378	4,032
Net interest income	9,456	9,781	9,519	8,744
Provision (credit) for loan losses	219	218	219	(920)
Non-interest income	1,389	1,514	1,493	935
Non-interest expense	6,516	6,595	6,711	6,955
Income before income tax expense	4,110	4,482	4,082	3,644
Income tax expense	567	660	578	489
Net income	$3,543	$3,822	$3,504	$3,155

Basic and diluted earnings per share	$0.60	$0.64	$0.58	$0.53

(Dollars in thousands, except per share data)
	Three Months Ended
2021	March 31	June 30	September 30	December 31
Interest income	$10,275	$10,259	$10,716	$10,798
Interest expense	1,305	1,288	1,283	1,272
Net interest income	8,970	8,971	9,433	9,526
Provision for loan losses	135	135	185	405
Non-interest income	1,875	1,865	1,697	1,886
Non-interest expense	6,197	6,547	6,267	7,343
Income before income tax expense	4,513	4,154	4,678	3,664
Income tax expense	635	549	655	482
Net income	$3,878	$3,605	$4,023	$3,182

Basic and diluted earnings per share	$0.66	$0.61	$0.68	$0.54

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Keystone Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary (Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

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

Allowance for Loan Losses – Qualitative Factor Adjustments – Refer to Notes 1 and 3 to the consolidated financial statements

Critical Audit Matter Description

As disclosed in Note 3 to the Company's consolidated financial statements, the Company’s loan portfolio totaled $858M as of December 31, 2022, and the related allowance for loan losses was $8.3M. As described in Note 1, the allowance for loan losses consists of specific and general reserve components in order to estimate losses that have been incurred as of the consolidated balance sheet date. In calculating the general reserve component, management considers historical loss experience based on loan type and qualitative factor adjustments for changes not reflected in the historical loss experience.

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

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of internal controls relating to the evaluation of the assumptions and inputs used to evaluate the qualitative factors, including controls addressing:
o	Management's review of the underlying data inputs used in the determination of qualitative factor adjustments for completeness and accuracy.
o	Management’s review of the conclusions reached related to the qualitative and quantitative loss factors and the resulting allocation to the allowance for loan losses.
●	Substantively testing the appropriateness of the judgments and assumptions used in management’s estimation process for developing the qualitative factor adjustments, including:
o	Assessing whether all relevant factors have been considered that affect the collectability of the loan portfolio.
o	Testing the risk grade factor based on the risk rating assigned to each
o	Evaluating the completeness, accuracy, and relevance of underlying internal and external data inputs used as a basis for the qualitative factor adjustments and corroborating these inputs by comparing to the Company’s lending practices, historical loan portfolio performance, and third-party macroeconomic data.
o	Testing the mathematical accuracy of the calculation and allocation of qualitative factors to the appropriate loan categories.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2018.

Iselin, New Jersey

March 15, 2023

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)	December 31,
	2022	2021
ASSETS
Cash and due from banks	$9,441	$9,600
Interest-bearing deposits in other banks	1,297	51,738
Total cash and cash equivalents	10,738	61,338
Time deposits with other banks	—	247
Debt securities available-for-sale, at fair value	373,444	437,916
Marketable equity securities, at fair value	1,699	1,962
Restricted investment in bank stocks, at cost	7,136	1,919

Loans	858,398	746,835
Loans held for sale	71	6,006
Allowance for loan losses	(8,274)	(8,680)
Net loans	850,195	744,161
Premises and equipment, net	19,024	18,158
Operating lease right-of-use assets	1,541	1,025
Accrued interest receivable	4,391	4,361
Cash surrender value of bank owned life insurance	25,389	24,792
Investments in low-income housing partnerships	3,763	1,530
Goodwill	19,133	19,133
Deferred income taxes	9,129	—
Other assets	3,612	3,808
TOTAL ASSETS	$1,329,194	$1,320,350

LIABILITIES
Deposits:
Non-interest bearing	$231,754	$249,040
Interest bearing	761,745	828,929
Total deposits	993,499	1,077,969
Short-term borrowings	153,418	27,377
Long-term borrowings	25,000	35,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	2,029	1,499
Accrued interest payable	563	251
Deferred income taxes	—	631
Other liabilities	9,299	4,068
TOTAL LIABILITIES	1,208,808	1,171,795

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of December 31, 2022 and December 31, 2021; issued 0 as of December 31, 2022 and December 31, 2021	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of December 31, 2022 and December 31, 2021; issued 6,250,763 as of December 31, 2022 and 6,178,835 as of December 31, 2021; outstanding 6,019,152 as of December 31, 2022 and 5,947,223 as of December 31, 2021	12,502	12,358
Surplus	42,439	40,940
Retained earnings	100,712	93,378
Accumulated other comprehensive (loss) income	(29,558)	7,588
Treasury stock, at cost, 231,611 shares as of December 31, 2022 and 231,612 shares as of December 31, 2021	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	120,386	148,555
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,329,194	$1,320,350

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
	Years Ended December 31,
	2022	2021

INTEREST INCOME
Interest and fees on loans	$35,372	$32,860
Interest and dividend income on securities:
Taxable	7,394	5,578
Tax-exempt	3,312	3,372
Dividends	55	62
Dividend income on restricted investment in bank stocks	264	96
Interest on interest-bearing deposits in other banks	16	80
Total interest income	46,413	42,048
INTEREST EXPENSE
Interest on deposits	5,259	3,144
Interest on short-term borrowings	1,935	93
Interest on long-term borrowings	628	817
Interest on subordinated debt	1,091	1,094
Total interest expense	8,913	5,148
Net interest income	37,500	36,900
(Credit) provision for loan losses	(264)	860
Net interest income after (credit) provision for loan losses	37,764	36,040
NON-INTEREST INCOME
Trust department	975	1,008
Service charges and fees	2,193	1,914
Increase in cash surrender value of life insurance	597	598
ATM fees and debit card income	2,146	2,183
Net (losses) gains on sales of mortgage loans	(7)	980
Net securities (losses) gains	(846)	323
Other	273	317
Total non-interest income	5,331	7,323
NON-INTEREST EXPENSE
Salaries and employee benefits	14,554	14,148
Occupancy, net	1,936	1,885
Furniture and equipment expense	594	570
Computer expense	1,493	1,220
Professional services	1,270	1,050
Pennsylvania shares tax	1,238	1,202
FDIC insurance, net	490	423
ATM and debit card fees	899	1,091
Data processing fees	915	1,200
Foreclosed assets held for resale expense, net	—	3
Advertising	389	407
Other	2,999	3,155
Total non-interest expense	26,777	26,354
Income before income tax expense	16,318	17,009
Income tax expense	2,294	2,321
NET INCOME	$14,024	$14,688
PER SHARE DATA
Net income per share:
Basic	$2.35	$2.49
Diluted	2.35	2.49
Dividends per share	1.12	1.12

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)
	Years Ended December 31,
	2022	2021

Net Income	$14,024	$14,688

Other comprehensive loss:
Unrealized net holding losses on debt securities available-for-sale arising during the period, net of income taxes of $(10,027) and $(1,404), respectively	(37,720)	(5,279)

Less reclassification adjustment for net losses (gains) included in net income, net of income taxes of $153 and $(1), respectively (a) (b)	574	(3)

Total other comprehensive loss	(37,146)	(5,282)

Total Comprehensive (Loss) Income	$(23,122)	$9,406
(a)	Gross amounts are included in net securities (losses) gains on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the consolidated statements of income.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2021	6,115,281	$12,231	$39,543	$85,307	$12,870	$(5,709)	$144,242

Net Income				14,688			14,688
Other comprehensive loss, net of taxes					(5,282)		(5,282)
Issuance of common stock under dividend reinvestment plan	63,554	127	1,397				1,524
Dividends - $1.12 per share				(6,617)			(6,617)
Balance at December 31, 2021	6,178,835	12,358	40,940	93,378	7,588	(5,709)	148,555

Net Income				14,024			14,024
Other comprehensive loss, net of taxes					(37,146)		(37,146)
Issuance of common stock under dividend reinvestment plan	71,928	144	1,499				1,643
Dividends - $1.12 per share				(6,690)			(6,690)
Balance at December 31, 2022	6,250,763	$12,502	$42,439	$100,712	$(29,558)	$(5,709)	$120,386

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,024	$14,688
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(264)	860
Depreciation and amortization	1,056	1,038
Net premium amortization on securities	3,008	2,930
Deferred income tax expense (benefit)	114	(111)
Net losses (gains) on sales of mortgage loans	7	(980)
Proceeds from sales of mortgage loans originated for sale	5,678	30,721
Originations of mortgage loans originated for sale	(7,846)	(32,125)
Net securities losses (gains)	846	(323)
(Increase) decrease in accrued interest receivable	(30)	183
Increase in cash surrender value of bank owned life insurance	(597)	(598)
Net losses on disposals of premises and equipment	16	4
Increase in other assets	(342)	(1,554)
Amortization of investment in low-income housing partnerships	225	371
Increase (decrease) in accrued interest payable	312	(154)
Increase in other liabilities	321	305
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,528	15,255
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities and debt securities available-for-sale	58,845	6
Proceeds from maturities and redemptions of debt securities available-for-sale	51,943	55,318
Purchases of debt securities available-for-sale	(91,493)	(136,138)
Net decrease in time deposits with other banks	247	—
Net change in restricted investment in bank stocks	(5,217)	328
Net increase in loans	(103,609)	(29,960)
Purchase of premises and equipment	(1,892)	(492)
Purchase of investment in real estate venture	(2,458)	(435)
Proceeds from sales of foreclosed assets held for resale	—	28
NET CASH USED IN INVESTING ACTIVITIES	(93,634)	(111,345)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(84,470)	140,481
Net increase in short-term borrowings	126,041	7,883
Repayment of finance lease obligations	(10)	(10)
Repayment of long-term borrowings	(10,000)	(10,000)
Common stock issued	1,635	1,511
Dividends paid	(6,690)	(6,617)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,506	133,248

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(50,600)	37,158
CASH AND CASH EQUIVALENTS, BEGINNING	61,338	24,180
CASH AND CASH EQUIVALENTS, ENDING	$10,738	$61,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$8,601	$5,302
Income taxes paid	2,289	2,489
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchased securities settling after year-end	5,434	—
Loans transferred from held for sale to held for investment portfolio	(7,900)	(12,044)
Common stock subscription receivable	8	13
Right-of-use assets obtained in exchange for lease liabilities	598	33

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

Nature of Operations

The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly-owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, governments, and public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 18 full service offices, one loan production office, and 19 Automated Teller Machines (“ATM”) located in Columbia, Luzerne, Montour, Monroe, and Northampton counties. The Corporation must also adhere to certain federal and state banking laws and regulations and are subject to periodic examinations made by various state and federal agencies.

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

Significant Concentrations of Credit Risk

The majority of the Corporation’s activities involve customers located primarily in Columbia, Luzerne, Montour, Monroe, Northampton, and Lehigh counties in Pennsylvania. The types of securities in which the Corporation invests are presented in Note 2 – Securities. Credit risk as it relates to investment activities is moderated through the monitoring of ratings, geographic concentrations, etc. residing in the portfolio and the observance of minimum rating levels in the investment policy. Note 3 – Loans and Allowance for Loan Losses summarizes the types of lending in which the Corporation engages. The inherent risks associated with lending activities are mitigated by adhering to established underwriting practices and policies, as well as portfolio diversification and thorough monitoring of the loan portfolio. It is management’s opinion that the investment and loan portfolios were well balanced at December 31, 2022, to the extent necessary to avoid any significant concentrations of credit risk.

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

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2022, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued. On February 28, 2023, the Board of Directors declared a dividend of $0.28 per share for the first quarter of 2023. The dividend is payable on March 31, 2023 to shareholders of record as of March 16, 2023.

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

The cost of debt securities classified as Held-to-Maturity or Available-for-Sale is adjusted for amortization of premiums to the earliest call date and accretion of discounts to expected maturity. Such amortization and accretion, as well as interest and dividends, are included in interest and dividend income on securities. Realized gains and losses are included in net securities gains and losses in the consolidated statements of income. The cost of securities sold, redeemed or matured is based on the specific identification method.

In accordance with ASC 825-10, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. Equity securities without readily determinable fair values are recorded at cost less impairment, if any.

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

Restricted Investment in Bank Stocks

The Corporation owns restricted stock investments in the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Community Bankers Bank (“ACBB”). These investments do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these investments are carried at cost. At December 31, 2022, the Corporation held $7,101,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2021, the Corporation held $1,884,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

Management evaluates the restricted investment in bank stocks for impairment on a quarterly basis. Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the cost of these investments rather than by recognizing temporary declines in value. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted investment in bank stocks; (i) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (ii) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the correspondent bank; and (iv) the liquidity position of the correspondent bank. Based on the analysis of these factors, management determined that no impairment charge was necessary related to the restricted investment in bank stocks during 2022 or 2021.

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

In underwriting commercial and industrial loans, an analysis is performed to evaluate the borrower’s character and capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as the conditions affecting the borrower. Evaluation of the borrower’s past, present and future cash flows is also an important aspect of the Corporation’s analysis of the borrower’s ability to repay. SBA PPP loans that have been issued by the Corporation as a result of the enactment of the CARES Act in response to the economic impact of the COVID-19 pandemic are included in the Corporation’s Commercial and Industrial portfolio and are underwritten pursuant to the PPP as administered by the SBA under the CARES Act. See the Coronavirus Pandemic Impact on the Loan Portfolio section on page 62 for more information regarding the Corporation’s underwriting of these loans.

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

As an addition to the commercial loans receivable portfolio, the Corporation may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of December 31, 2022, the Corporation's balance of GGLs was $4,631,000, compared to $3,829,000 at December 31, 2021.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $71,000 at December 31, 2022 and $6,006,000 at December 31, 2021.

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

Coronavirus Pandemic Impact on the Loan Portfolio

As a result of the economic impact of the COVID-19 coronavirus pandemic, the CARES Act was enacted in the United States on March 27, 2020. The Corporation is approved by the SBA to fund loans under the SBA’s Paycheck Protection Program created as part of the CARES Act. The PPP loans have 1.00% interest rates, lender fees, two or five-year terms (depending on date of origination), and may qualify for forgiveness. These loans funded by the Corporation are subject to the terms and conditions applicable to all loans made pursuant to the PPP, as administered by the SBA under the CARES Act. The PPP calls for these loans to be fully guaranteed by the SBA. PPP loan origination fees and certain loan origination costs have been deferred with the net amount accreted using the straight line method over the contractual life of the related loans as an interest yield adjustment. If a loan is forgiven pursuant to the terms and conditions applicable to the PPP, the remaining origination fees and costs are recognized at the time of forgiveness. All PPP loans are carried in the Corporation’s Commercial and Industrial loan portfolio. As of December 31, 2022, the Corporation held 2 PPP loans in its Commercial and Industrial portfolio, which carried an aggregate balance of $113,000 which were granted during the first round of PPP issuance and did not qualify for forgiveness. At December 31, 2021, the Corporation held 122 PPP loans in its Commercial and Industrial portfolio, carrying an aggregate balance of $4,894,000, of which 2 loans carrying an aggregate balance of $160,000 were granted during the first round of PPP issuance and 120 loans carrying an aggregate balance of $4,734,000 were granted during the second round of PPP issuance.

An additional provision of the CARES Act, Section 4013 provides financial institutions the option to suspend requirements to categorize certain loan modifications as Troubled Debt Restructurings (“TDRs”), as long as specific criteria are met. To qualify, the loan modifications must be made on a good-faith basis in response to the COVID-19 pandemic, must occur between March 1, 2020 and the earlier of September 30, 2021 or the termination date of the national emergency related to the COVID-19 pandemic as declared by the President of the United States, and the loans must have been paid current (less than 30 days past due prior to any relief) as of December 31, 2019. In compliance with Section 4013 of the CARES Act, the Corporation has granted modification requests to defer principal and/or interest payments or modify interest rates on various loans across all portfolio segments. Of the loan modifications that have been granted in compliance with Section 4013 of the CARES Act, there were no loan modifications still actively on deferral as of December 31, 2022, compared to December 31, 2021 when there was 1 loan modification still actively on deferral carrying a balance of $9,423,000. See page 77 for additional information regarding the Section 4013 CARES Act modifications.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of December 31, 2022 and 2021 the amount of the reserve for unfunded lending commitments was $68,000 and $177,000, respectively.

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

Loans modified in a TDR considered impaired and may or may not be placed on non-accrual status until the Corporation determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrates a period of performance according to the restructured terms of six months. Any loan modifications made in response to the COVID-19 pandemic are not considered TDRs as long as the criteria set forth in Section 4013 of the CARES Act are met. See page 77 for further discussion of the Section 4013 CARES Act modifications.

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

Mortgage Servicing Rights

The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation may retain the right to service these loans. The mortgage loans sold and serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $87,671,000 and $93,906,000 at December 31, 2022 and 2021, respectively. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of the sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The servicing asset is included in other assets in the consolidated balance sheets and amounted to $319,000 at December 31, 2022 and $367,000 at December 31, 2021. The amount of servicing income earned was $230,000 and $228,000 at December 31, 2022 and 2021, respectively. Amortization recognized in relation to mortgage servicing rights was $88,000 and $120,000 at December 31, 2022 and 2021, respectively. Both income and amortization are included in service charges and fees on the consolidated statements of income. Gains or losses on sales of mortgage loans are recognized based on the differences between the selling price and the carrying value of the related mortgage loans sold.

Bank Owned Life Insurance

The cash surrender value of bank owned life insurance is carried as an asset, and changes in cash surrender value are recorded as non-interest income in the consolidated statements of income.

The Corporation entered into agreements to provide post-retirement benefits to two retired employees in the form of life insurance payable to the employee’s beneficiaries upon their death through endorsement split dollar life insurance arrangements. The Corporation’s accrued liabilities for this benefit agreement as of December 31, 2022 and 2021 which are included in other liabilities in the Corporation’s consolidated balance sheets were $53,000 and $56,000, respectively. The related income (expense) for this benefit agreement amounted to $3,000 in 2022 and $(20,000) in 2021. The expense recognized in 2021 was the result of service costs associated with the benefit agreement.

Investments in Low-Income Housing Partnerships

The Corporation is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the cost method. Under the cost method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment over the period that the tax credits are allocated to the Corporation. The amount of tax credits allocated to the Corporation were $249,000 and $405,000 in 2022 and 2021, respectively, and the amortization of the investments in the limited partnerships were $225,000 and $371,000 in 2022 and 2021, respectively. During 2021, the Corporation became a limited partner in a real estate venture with an initial investment of $435,000. In 2022, capital contributions in the combined amount of $2,458,000 were made in relation to the new real estate venture. The new limited partnership has not begun amortizing and future contributions will be required.

Goodwill

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Management notes that the emergence of COVID-19 as a global pandemic during 2020 and throughout 2021 has resulted in significant deterioration in general economic conditions and has caused a deterioration in the environment in which the Corporation operates. The full impact to earnings in the banking industry and to the Corporation specifically, remains uncertain. The Corporation has evaluated the goodwill included in its consolidated balance sheet at December 31, 2022, and has determined there was no impairment as of that date. In addition, the Corporation did not identify any impairment in 2021. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

The Corporation recognizes interest and penalties on income taxes, if any, as a component of income tax expense in the consolidated statements of income.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At December 31, 2022 and 2021, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Year Ended
	December 31,
	2022	2021
Net income	$14,024	$14,688
Weighted-average common shares outstanding	5,974	5,908
Basic and diluted earnings per share	$2.35	$2.49

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Trust Assets and Revenues

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Assets held in trust were $111,172,000 and $108,339,000 at December 31, 2022 and 2021, respectively. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis (see Table 5 – Non-Interest Income for details).

Comprehensive (Loss) Income

The Corporation is required to present accumulated other comprehensive (loss) income in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive (loss) income is comprised of net unrealized holding (losses) gains on the debt securities available-for-sale portfolio. The Corporation has elected to report these effects on the consolidated statements of comprehensive (loss) income.

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred.

Recent Accounting Standards Updates (“ASU”):

There were no new accounting pronouncements affecting the Corporation during the year ended December 31, 2022 that were not already adopted by the Corporation in previous periods.

Pending ASUs:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), to delay the effective date for smaller reporting companies to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Corporation has taken steps to prepare for the implementation, such as: forming an internal committee, gathering pertinent data, consulting with outside professionals, subscribing to a new software system, and running existing and new methodologies concurrently through the period of implementation. The Corporation has elected to adopt this pronouncement as of January 1, 2023. The Corporation continues to evaluate the impact the CECL model will have on the accounting for credit losses, and expects to recognize a one-time, cumulative effect adjustment to the allowance for loan losses at the beginning of the first reporting period in which the new standard is effective. The Corporation is completing its data and model validation analysis and working to finalize policies and control framework related to the adoption process.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) by creditors that have adopted the current expected credit losses (“CECL”) model and enhances disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The ASU also amends the guidance on “vintage disclosures” to require disclosure of current-period gross charge-offs by year of origination. For entities that have not yet adopted ASU 2016-13, the amendments in ASU 2022- 02 are effective upon adoption of ASU 2016-13. Entities may elect to apply the guidance on TDR recognition and measurement by using a modified retrospective transition method, which would result in a cumulative-effect adjustment to retained earnings, or to adopt the amendments prospectively. If an entity elects to adopt the updated guidance on TDR recognition and measurement prospectively, the guidance should be applied to modifications occurring after the date of adoption. The amendments on TDR disclosures and vintage disclosures should be adopted prospectively. The Company adopted ASU 2022-02 upon the adoption of ASU 2016-13, and does not anticipate a material impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain amounts previously reported have been reclassified, when necessary, to conform with presentations used in the 2022 consolidated financial statements. Such reclassifications have no effect on the Corporation’s net income.

NOTE 2 — SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as “available-for-sale” were as follows at December 31, 2022 and 2021:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,853	$—	$(1,052)	$6,801
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	146,707	—	(15,032)	131,675
Other	10,992	233	(45)	11,180
Other mortgage backed securities	36,767	—	(3,079)	33,688
Obligations of state and political subdivisions	125,176	266	(14,753)	110,689
Asset-backed securities	37,526	—	(1,108)	36,418
Corporate debt securities	45,838	183	(3,028)	42,993
Total	$410,859	$682	$(38,097)	$373,444

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,825	$—	$(96)	$7,729
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	116,039	560	(1,688)	114,911
Other	7,636	5	(65)	7,576
Other mortgage backed securities	39,881	99	(430)	39,550
Obligations of state and political subdivisions	175,021	11,709	(554)	186,176
Asset-backed securities	36,555	143	(156)	36,542
Corporate debt securities	45,354	448	(370)	45,432
Total	$428,311	$12,964	$(3,359)	$437,916

Debt securities available-for-sale with an aggregate fair value of $315,836,000 at December 31, 2022 and $401,861,000 at December 31, 2021, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $241,385,000 at December 31, 2022 and $318,074,000 at December 31, 2021.

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2022. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Available-for-Sale
	Amortized
	Cost	Fair Value
1 year or less	$6,971	$6,994
Over 1 year through 5 years	29,664	28,469
Over 5 years through 10 years	74,848	68,609
Over 10 years	115,902	104,009
Mortgage-backed securities	183,474	165,363
Total	$410,859	$373,444

At December 31, 2022, the Corporation had holdings of securities from one issuer in excess of ten percent of consolidated stockholders’ equity, other than the U.S. Government and U.S. Government Agencies and Corporations. Holdings in Sallie Mae Bank securities had a fair value of $17,362,000 as of December 31, 2022. There were no aggregate holdings of securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2021. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of investments in debt securities available-for-sale during 2022 and 2021 were $58,675,000 and $0, respectively. Gross gains realized on these sales were $221,000 and $0, respectively. Gross losses on these sales were $974,000 and $0, respectively. There were no impairment losses realized on debt securities available-for-sale during 2022 or 2021.

At December 31, 2022 and 2021, the Corporation had $1,699,000 and $1,962,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2022 and 2021:

(Dollars in thousands)
	December 31, 2022	December 31, 2021
Net (losses) and gains from market value fluctuations recognized during the period on equity securities	$(93)	$323
Less: Net gains recognized during the period on equity securities sold during the period	27	4
Net (losses) and gains recognized during the reporting period on equity securities still held at the reporting date	$(120)	$319

The Corporation and its investment advisors monitor the entire portfolio at least quarterly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any securities to be other-than-temporarily impaired at December 31, 2022 and 2021.

The summary below shows the gross unrealized losses and fair value of the Corporation’s debt securities, aggregated by investment category, of which individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2022 and 2021:

December 31, 2022

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$6,801	$(1,052)	$6,801	$(1,052)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	61,067	(2,184)	65,174	(12,848)	126,241	(15,032)
Other	1,589	(2)	3,168	(43)	4,757	(45)
Other mortgage-backed debt securities	16,167	(962)	17,521	(2,117)	33,688	(3,079)
Obligations of state and political subdivisions	56,565	(5,881)	35,704	(8,872)	92,269	(14,753)
Asset-backed securities	24,136	(405)	12,282	(703)	36,418	(1,108)
Corporate debt securities	15,827	(1,073)	18,345	(1,955)	34,172	(3,028)
Total	$175,351	$(10,507)	$158,995	$(27,590)	$334,346	$(38,097)

December 31, 2021

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$7,729	$(96)	$—	$—	$7,729	$(96)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	66,195	(1,271)	11,697	(417)	77,892	(1,688)
Other	—	—	6,687	(65)	6,687	(65)
Other mortgage-backed debt securities	11,036	(225)	7,362	(205)	18,398	(430)
Obligations of state and political subdivisions	25,867	(362)	3,931	(192)	29,798	(554)
Asset-backed securities	11,232	(49)	6,315	(107)	17,547	(156)
Corporate debt securities	19,485	(315)	3,445	(55)	22,930	(370)
Total	$141,544	$(2,318)	$39,437	$(1,041)	$180,981	$(3,359)

The Corporation invests in various forms of agency debt including residential and commercial mortgage-backed securities and callable debt. The mortgage-backed agency securities are issued by Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”) or SBA. The other mortgage-backed securities consist of private (non-agency) residential and commercial mortgage-backed securities. The municipal securities consist of general obligations and revenue bonds. Asset-backed securities consist of private (non-agency) student loan pools backed by the Federal Family Education Loan Program (“FFELP”) which carry a 97% federal government guarantee. Corporate debt securities consist of senior debt and subordinated debt holdings.

The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid-offer spreads in the marketplace and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. Management does not believe any of their 95 debt securities with a less than one year unrealized loss position, or any of their 88 debt securities with a one year or greater unrealized loss position, as of December 31, 2022, represent an other-than-temporary impairment, as these unrealized losses relate principally to changes in interest rates subsequent to the acquisition of the specific securities. The Corporation expects to collect principal and interest payments as defined under the original terms as all contracted payments on securities in the portfolio are current as of December 31, 2022.

NOTE 3 — LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table presents the classes of the loan portfolio summarized by risk rating as of December 31, 2022 and 2021:

	Commercial and
(Dollars in thousands)	Industrial		Commercial Real Estate
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Grade:
1-6 Pass	$85,845	$81,561	$591,309	$498,565
7 Special Mention	—	—	634	1,098
8 Substandard	725	796	18,781	21,248
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount	—	—	—	—
Net deferred loan fees and costs	429	169	825	743
Total loans	$86,999	$82,526	$611,549	$521,654

	Residential Real Estate
	Including Home Equity		Consumer
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Grade:
1-6 Pass	$153,902	$141,983	$5,349	$5,210
7 Special Mention	—	570	—	—
8 Substandard	795	1,020	—	5
9 Doubtful	—	—	—	—
Add (deduct): Unearned discount	—	—	—	—
Net deferred loan fees and costs	(191)	(190)	66	63
Total loans	$154,506	$143,383	$5,415	$5,278

	Total Loans
	December 31,	December 31,
	2022	2021
Grade:
1-6 Pass	$836,405	$727,319
7 Special Mention	634	1,668
8 Substandard	20,301	23,069
9 Doubtful	—	—
Add (deduct): Unearned discount	—	—
Net deferred loan fees and costs	1,129	785
Total loans	$858,469	$752,841

Commercial and Industrial and Commercial Real Estate include loans categorized as tax-free in the amounts of $28,079,000 and $1,492,000 at December 31, 2022 and $24,647,000 and $1,671,000 at December 31, 2021. Commercial and Industrial loans also included $4,631,000 and $3,829,000 of GGLs and $113,000 and $4,894,000 of PPP loans as of December 31, 2022 and 2021, respectively. Loans held for sale amounted to $71,000 at December 31, 2022 and $6,006,000 at December 31, 2021. During the year ended December 31, 2022, $7,900,000 in loans that had been previously held for sale were transferred to held for investment status, as the Corporation no longer had the intent to sell these loans.

The activity in the allowance for loan losses, by loan class, is summarized below for the years indicated.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2022:
Allowance for Loan Losses:
Beginning balance	$681	$5,408	$1,539	$84	$968	$8,680
Charge-offs	(158)	(3)	(12)	(33)	—	(206)
Recoveries	3	40	16	5	—	64
Provision (credit)	178	487	14	25	(968)	(264)
Ending Balance	$704	$5,932	$1,557	$81	$—	$8,274
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$704	$5,932	$1,557	$81	$—	$8,274

Loans Receivable:
Ending Balance	$86,999	$611,549	$154,506	$5,415	$—	$858,469
Ending balance: individually
evaluated for impairment	$973	$9,495	$739	$—	$—	$11,207
Ending balance: collectively
evaluated for impairment	$86,026	$602,054	$153,767	$5,415	$—	$847,262

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2021:
Allowance for Loan Losses:
Beginning balance	$787	$4,762	$1,643	$94	$647	$7,933
Charge-offs	(13)	(29)	(80)	(36)	—	(158)
Recoveries	—	30	4	11	—	45
(Credit) provision	(93)	645	(28)	15	321	860
Ending Balance	$681	$5,408	$1,539	$84	$968	$8,680
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$681	$5,408	$1,539	$84	$968	$8,680

Loans Receivable:
Ending Balance	$82,526	$521,654	$143,383	$5,278	$—	$752,841
Ending balance: individually
evaluated for impairment	$1,017	$11,803	$853	$—	$—	$13,673
Ending balance: collectively
evaluated for impairment	$81,509	$509,851	$142,530	$5,278	$—	$739,168

The outstanding recorded investment of loans categorized as TDRs as of December 31, 2022 and December 31, 2021 was $7,480,000 and $8,020,000, respectively. The decrease in TDRs at December 31, 2022 as compared to December 31, 2021 is mainly attributable to regular principal payments and paydowns on existing TDRs that were completed during the year ended December 31, 2022. There were no unfunded commitments on TDRs at December 31, 2022 and 2021.

During the year ended December 31, 2022, two loans with a combined post modification balance of $515,000 were modified as TDRs, compared to the year ended December 31, 2021 when four loans with a combined post modification balance of $360,000 were modified as TDRs. The loan modifications for the year ended December 31, 2022 consisted of two payment modifications, compared to December 31, 2021 when the loan modifications consisted of two term modifications beyond the original stated term and two payment modifications.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	December 31,	December 31,
	2022	2021
Non-accrual TDRs	$1,324	$1,413
Accruing TDRs	6,156	6,607
Total	$7,480	$8,020

At December 31, 2022, three commercial and industrial loans classified as TDRs with a combined recorded investment of $664,000 and five commercial real estate loans classified as TDRs with a combined recorded investment of $684,000 were not in compliance with the terms of their restructure, compared to December 31, 2021 when three commercial and industrial loans classified as TDRs with a combined recorded investment of $708,000, ten commercial real estate loans classified as TDRs with a combined recorded investment of $590,000, and one residential real estate loan classified as a TDR with a recorded investment of $14,000 were not in compliance with the terms of their restructure.

Of the loans that were modified as TDRs within the twelve months preceding December 31, 2022, no loans experienced payment defaults during the year ended December 31, 2022. Three commercial real estate loans totaling $285,000 that were modified as TDRs within the twelve months preceding December 31, 2021 experienced payment defaults during the year ended December 31, 2021.

The following table presents information regarding the loan modifications categorized as TDRs during the year ended December 31, 2022 and 2021.

(Dollars in thousands)	Year Ended December 31, 2022
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial Real Estate	2	$481	$515	$501
Total	2	$481	$515	$501

(Dollars in thousands)	Year Ended December 31, 2021
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial Real Estate	4	$360	$360	$342
Total	4	$360	$360	$342

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the year ended December 31, 2022 and 2021 with the total number of each type of modification performed.

	Year Ended December 31, 2022
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial Real Estate	—	—	2	2
Total	—	—	2	2

	Year Ended December 31, 2021
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial Real Estate	—	2	2	4
Total	—	2	2	4

In the wake of the COVID-19 pandemic, during the second quarter of 2020, the Corporation began granting loan modification requests to defer principal and/or interest payments or modify interest rates. These loans are not classified as TDRs according to Section 4013 of the CARES Act, as long as the specific criteria set forth in the Act are met. As of December 31, 2022, there were no loan modifications in compliance with Section 4013 of the CARES Act that were still actively on deferral, compared to December 31, 2021 when there was one loan in the amount of $9,423,000 that was still actively on deferral, which was returned to normal payment status during the first quarter of 2022.

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below at December 31, 2022 and 2021.

(Dollars in thousands)	December 31, 2022			December 31, 2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$973	$973	$—	$1,017	$1,017	$—
Commercial Real Estate	9,495	12,430	—	11,803	14,735	—
Residential Real Estate	739	771	—	853	885	—

With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Residential Real Estate	—	—	—	—	—	—
Total	$11,207	$14,174	$—	$13,673	$16,637	$—

Total consists of:
Commercial and Industrial	$973	$973	$—	$1,017	$1,017	$—
Commercial Real Estate	$9,495	$12,430	$—	$11,803	$14,735	$—
Residential Real Estate	$739	$771	$—	$853	$885	$—

At December 31, 2022 and 2021, $7,480,000 and $8,020,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 at both December 31, 2022 and December 31, 2021. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the years ended December 31, 2022 and 2021.

(Dollars in thousands)	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$992	$14	$1,052	$9
Commercial Real Estate	10,741	294	12,571	346
Residential Real Estate	841	1	1,107	2

With an allowance recorded:
Commercial and Industrial	—	—	—	—
Commercial Real Estate	—	—	198	—
Residential Real Estate	—	—	—	—
Total	$12,574	$309	$14,928	$357

Total consists of:
Commercial and Industrial	$992	$14	$1,052	$9
Commercial Real Estate	$10,741	$294	$12,769	$346
Residential Real Estate	$841	$1	$1,107	$2

Of the $309,000 and $357,000 in interest income recognized on impaired loans for the years ended December 31, 2022 and 2021, respectively, $0 and $3,000 in interest income was recognized with respect to non-accrual loans for each respective period.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of December 31, 2022 and 2021 were as follows:

(Dollars in thousands)	December 31,	December 31,
	2022	2021
Commercial and Industrial	$664	$708
Commercial Real Estate	3,658	5,519
Residential Real Estate	729	839
Total non-accrual loans	5,051	7,066
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	308	—
Total non-performing assets	$5,359	$7,066

If interest on non-accrual loans had been accrued at original contract rates, interest income would have increased by $2,174,000 in 2022 and $1,858,000 in 2021.

There were no foreclosed assets held for resale at December 31, 2022 or December 31, 2021. Consumer mortgage loans secured by residential real estate for which the Corporation has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $41,000 at both December 31, 2022 and December 31, 2021. These balances were not included in foreclosed assets held for resale at December 31, 2022 or December 31, 2021.

The following tables present the classes of the loan portfolio summarized by the past-due status at December 31, 2022 and 2021:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2022:
Commercial and Industrial	$61	$63	$640	$764	$86,235	$86,999	$—
Commercial Real Estate	2,074	34	3,797	5,905	605,644	611,549	140
Residential Real Estate	608	25	897	1,530	152,976	154,506	168
Consumer	11	2	—	13	5,402	5,415	—
Total	$2,754	$124	$5,334	$8,212	$850,257	$858,469	$308

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2021:
Commercial and Industrial	$47	$—	$678	$725	$81,801	$82,526	$—
Commercial Real Estate	116	189	4,891	5,196	516,458	521,654	—
Residential Real Estate	553	191	839	1,583	141,800	143,383	—
Consumer	14	—	—	14	5,264	5,278	—
Total	$730	$380	$6,408	$7,518	$745,323	$752,841	$—

At December 31, 2022 and 2021 commitments to lend additional funds with respect to impaired loans consisted of one irrevocable letter of credit in the amount of $1,249,000 that was associated with a loan to a developer of a residential sub-division.

NOTE 4 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2022 and 2021 is as follows:

(Dollars in thousands)

	Estimated Useful
	Life (in years)	2022	2021
Land	N/A	$3,744	$3,744
Buildings	5-40	22,114	20,929
Leasehold improvements	1-20	335	193
Equipment	3-25	7,937	8,031
		34,130	32,897
Less: Accumulated depreciation		15,106	14,739
Total		$19,024	$18,158

Depreciation amounted to $1,026,000 for 2022 and $1,008,000 for 2021 in the consolidated statements of income.

NOTE 5 — DEPOSITS

Major classifications of deposits at December 31, 2022 and 2021 consisted of:

(Dollars in thousands)	December 31,	December 31,
	2022	2021
Non-interest bearing demand	$231,754	$249,040
Interest bearing demand	335,559	395,033
Savings	260,086	260,804
Time certificates of deposits less than $250,000	151,575	158,914
Time certificates of deposits $250,000 or greater	13,400	13,030
Other time	1,125	1,148
Total deposits	$993,499	$1,077,969

Total deposits decreased $84,470,000 to $993,499,000 as of December 31, 2022 due to decreases in non-interest bearing, interest bearing, savings and time deposits. The decrease in deposits was mainly the result of a $70,297,000 decrease in municipal deposits and other normal fluctuations in deposits during 2022. As of December 31, 2022 and 2021 the Corporation had $20,000,000 in brokered deposits (CDs).

The following is a schedule reflecting classification and remaining maturities of time deposits at December 31, 2022:

(Dollars in thousands)

Year Ending
2023	$99,132
2024	24,523
2025	30,988
2026	7,390
2027	4,067
Total time deposits	$166,100

NOTE 6 — SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and FHLB advances, which generally represent overnight or less than 30 -day borrowings.

Short-term borrowings and weighted-average interest rates at and for the years ended December 31, 2022 and 2021 are as follows:

(Dollars in thousands)	2022		2021
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—%	$—	0.36%
Securities sold under agreements to repurchase	20,368	0.84%	27,377	0.35%
Federal Discount Window	—	2.78%	—	0.36%
Federal Home Loan Bank of Pittsburgh	133,050	2.82%	—	0.34%
Total	$153,418	2.21%	$27,377	0.35%

At December 31, 2022, the maximum borrowing capacity of federal funds purchased and the Federal Discount Window was $15,000,000 and $2,235,000, respectively. Please refer to Note 7 ― Long-Term Borrowings for the Corporation’s maximum borrowing capacity at FHLB.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2022 and 2021.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
December 31, 2022
Repurchase agreements (a)	$20,368	$—	$20,368	$(20,368)	$—	$—

December 31, 2021
Repurchase agreements (a)	$27,377	$—	$27,377	$(27,377)	$—	$—
(a)	As of December 31, 2022 and 2021, the fair value of securities pledged in connection with repurchase agreements was $34,160,000 and $37,735,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of December 31, 2022.

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
December 31, 2022:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$20,368	$—	$—	$—	$20,368
Total	$20,368	$—	$—	$—	$20,368

NOTE 7 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Bank. The qualifying assets are real estate mortgages and certain investment securities.

A schedule of long-term borrowings by maturity as of December 31, 2022 and 2021 follows:

(Dollars in thousands)

	2022	2021
Due 2022, 2.34%	$—	$10,000
Due 2023, 2.96%	3,000	3,000
Due 2024, 1.68%	20,000	20,000
Due 2028, 5.14%	2,000	2,000
Total long-term borrowings	$25,000	$35,000

The Corporation’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, FHLB may declare all indebtedness of the Corporation immediately due. In addition, FHLB shall not be required to fund advances under any outstanding commitments.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Corporation’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Corporation’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Corporation to pledge collateral in the amount necessary to secure these funds. The Corporation began utilizing this service offered by the FHLB during the second quarter of 2021. There were no irrevocable standby letters of credit which could be drawn on through FHLB’s close of business on December 31, 2022 or 2021. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Bank. Principal qualifying assets are certain real estate mortgages and investment securities. As of December 31, 2022, loans of $702,548,000 were pledged to FHLB which resulted in a FHLB maximum borrowing capacity of $495,974,000. As of December 31, 2022, no securities were pledged as collateral to FHLB to secure FHLB loans and letters of credit.

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

NOTE 9 — INCOME TAXES

The current and deferred components of the income tax expense consisted of the following:

(Dollars in thousands)

	2022	2021
Federal
Current	$2,180	$2,432
Deferred	114	(111)
Income tax expense	$2,294	$2,321

The following is a reconciliation between the income tax expense and the amount of income taxes which would have been provided at the statutory rate of 21%:

(Dollars in thousands)

	2022		2021
	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$3,427	21.0%	$3,572	21.0%
Tax-exempt income	(749)	(4.6)	(761)	(4.5)
Low-income housing credits	(249)	(1.5)	(405)	(2.4)
Bank owned life insurance income	(125)	(0.7)	(126)	(0.7)
Other	(10)	(0.1)	41	0.2
Income tax expense and rate	$2,294	14.1%	$2,321	13.6%

The components of the net deferred tax asset and liability at December 31, 2022 and 2021 are as follows:

(Dollars in thousands)

	2022	2021
Deferred Tax Assets:
Net unrealized losses on debt securities available-for-sale	$7,857	$—
Allowance for loan losses	1,738	1,823
Provision for unfunded commitments	14	37
Deferred compensation	238	260
Contributions	6	8
Accrued rent expense	103	100
Operating lease liabilities	426	315
Finance lease liabilities	1	3
Limited partnership investments	313	283
Impairment loss on securities	4	4
Deferred health insurance	48	37
Capital and net operating loss carry forwards	258	438
Valuation allowance related to state net operating losses	(258)	(438)
Total	10,748	2,870
Deferred Tax Liabilities:
Net unrealized gains on debt securities available-for-sale	—	2,017
Loan fees and costs	237	164
Net unrealized gains on marketable equity securities	319	354
Operating lease right-of-use assets	426	315
Accumulated depreciation	287	300
Accretion	36	41
Mortgage servicing rights	57	53
Intangibles	257	257
Total	1,619	3,501
Net Deferred Tax Asset (Liability)	$9,129	$(631)

A valuation allowance for deferred tax assets was recorded in the amount of $258,000 and $438,000 at December 31, 2022 and 2021, respectively. The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2022 and 2021, the Corporation had state net operating loss carryforwards, net of a valuation allowance, of $0, which are available to offset future state taxable income, and expire at various dates through 2042.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2022.

The Corporation did not have any uncertain tax positions at December 31, 2022 and 2021.

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2019.

NOTE 10 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Effective January 1, 2014, the Plan became a Safe Harbor Plan. Under the savings feature, the Corporation makes safe harbor matching contributions of 100% of the first 3% of compensation an employee contributes to the Plan and 50% of the next 2% of compensation an employee contributes to the Plan. The safe harbor matching contributions amounted to $352,000 and $343,000 in 2022 and 2021, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $442,000 and $518,000 in 2022 and 2021, respectively.

The Corporation also has non-qualified deferred compensation agreements with one of its current officers and five retired officers. These agreements are essentially unsecured promises by the Corporation to make monthly payments to the officers over fifteen or twenty year periods. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Corporation recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Corporation’s accrued liability for these deferred compensation agreements, reported in other liabilities on the consolidated balance sheets, as of December 31, 2022 and 2021, was $848,000 and $934,000, respectively. The related expense for these agreements, reported in salaries and employee benefits on the consolidated statements of income, amounted to $36,000 and $65,000 in 2022 and 2021, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

The Corporation currently leases three branch banking facilities and one parcel of land under operating leases. At December 31, 2022, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,541,000 and $2,029,000, respectively, in the consolidated balance sheets. Options to extend or terminate a lease may be included in our lease agreements. When it is reasonably certain that we will exercise those options, the right-of-use asset and lease liability will reflect the renewal or termination option. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Corporation recognized total operating lease costs for the years ended December 31, 2022 and 2021 of $191,000 and $178,000, respectively. Cash payments totaled $177,000 and $156,000 for the years ended December 31, 2022 and 2021, respectively, in the consolidated statements of income.

The Corporation currently has one finance lease for equipment. At December 31, 2022, right-of-use assets and lease liabilities were recorded related to this finance lease totaling $34,000 and $6,000, respectively. Amounts recognized as right-of-use assets related to finance leases are included in premises and equipment, net in the accompanying consolidated balance sheets. Further options to extend or terminate the lease are not applicable. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. The lease does not contain an implicit rate; therefore, our incremental borrowing rate was used for the lease.

Total finance lease costs that were recognized by the Corporation for the years ended December 31, 2022 and 2021 were immaterial. Cash payments totaled $10,000 for the years ended December 31, 2022 and 2021.

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of December 31, 2022 and 2021.

	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
	Operating	Operating	Finance	Finance
Weighted-average term (years)	20.56	24.51	0.67	1.67
Weighted-average discount rate	4.23%	3.89%	0.68%	0.68%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$175	$120	$7	$10
After one but within two years	140	68	—	7
After two but within three years	140	68	—	—
After three but within four years	140	68	—	—
After four but within five years	154	68	—	—
After five years	2,474	2,190	—	—
Total undiscounted cash flows	3,223	2,582	7	17
Discount on cash flows	(1,194)	(1,083)	(1)	(1)
Total lease liability	$2,029	$1,499	$6	$16

NOTE 12 — RELATED PARTY TRANSACTIONS

Certain directors, executive officers and immediate family members of First Keystone Corporation and its subsidiary, and companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Corporation at December 31, 2022 and 2021. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans consists of the following:

(Dollars in thousands)

	2022	2021
Balance at January 1	$11,184	$14,824
Additions	3,645	9,558
Deductions	(5,182)	(13,198)
Balance at December 31	$9,647	$11,184

The summary of activity on the related party loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2022 and 2021, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $4,492,000 and $4,896,000 respectively, on the above loans.

Deposits from certain officers, directors and immediate family members and/or their related companies held by the Bank amounted to $27,248,000 and $25,995,000 at December 31, 2022 and 2021, respectively.

NOTE 13 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2022, $24,319,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2022 and 2021, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2022 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Dollars in thousands)			For Capital		Minimum Capital		To Be Well Capitalized
			Adequacy		Adequacy with		Under Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$148,223	16.15%	$73,429	8.00%	$96,375	10.50%	$91,786	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$139,881	15.24%	$55,071	6.00%	$78,018	8.50%	$73,429	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$139,881	15.24%	$41,304	4.50%	$64,250	7.00%	$59,661	6.50%
Tier 1 Capital (to Average Assets)	$139,881	10.38%	$53,908	4.00%	$53,908	4.00%	$67,385	5.00%

(Dollars in thousands)			For Capital		Minimum Capital		To Be Well Capitalized
			Adequacy		Adequacy with		Under Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total Capital (to Risk-Weighted Assets)	$139,811	16.57%	$67,484	8.00%	$88,572	10.50%	$84,355	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$130,954	15.52%	$50,613	6.00%	$71,701	8.50%	$67,484	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$130,954	15.52%	$37,960	4.50%	$59,048	7.00%	$54,831	6.50%
Tier 1 Capital (to Average Assets)	$130,954	10.14%	$51,638	4.00%	$51,638	4.00%	$64,548	5.00%

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2022 and 2021 were as follows:

(Dollars in thousands)
	December 31, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$121,938	$142,335
Financial standby letters of credit	$2,124	$2,000
Performance standby letters of credit	$3,472	$3,727

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers in northeastern Pennsylvania. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At December 31, 2022, the Corporation had $766,056,000 in loans secured by real estate, which represented 89.2% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of December 31, 2022 and 2021, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were 71,928 in 2022 and 63,554 in 2021. Remaining shares authorized in the plan were 322,607 as of December 31, 2022.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At December 31, 2022 and 2021, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

December 31, 2022	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$6,801	$—	$—	$6,801
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	131,675	—	131,675
Other	—	11,180	—	11,180
Other mortgage backed debt securities	—	33,688	—	33,688
Obligations of state and political subdivisions	—	110,689	—	110,689
Asset-backed securities	—	36,418	—	36,418
Corporate debt securities	—	42,993	—	42,993
Total debt securities available-for-sale	6,801	366,643	—	373,444
Marketable equity securities	1,699	—	—	1,699
Total recurring fair value measurements	$8,500	$366,643	$—	$375,143

(Dollars in thousands)

December 31, 2021	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,729	$—	$—	$7,729
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	114,911	—	114,911
Other	—	7,576	—	7,576
Other mortgage backed debt securities	—	39,550	—	39,550
Obligations of state and political subdivisions	—	186,176	—	186,176
Asset-backed securities	—	36,542	—	36,542
Corporate debt securities	—	45,432	—	45,432
Total debt securities available-for-sale	7,729	430,187	—	437,916
Marketable equity securities	1,962	—	—	1,962
Total recurring fair value measurements	$9,691	$430,187	$—	$439,878

The estimated fair values of equity securities and US Treasury debt securities classified as Level 1 are derived from quoted market prices in active markets; the equity securities consist mainly of stocks held in other banks. The estimated fair values of all other debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2022 and 2021.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

At December 31, 2022 and 2021, impaired loans measured at fair value on a nonrecurring basis and the valuation methods used are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2022
Impaired loans:
Commercial Real Estate	$—	$—	$5,167	$5,167
Residential Real Estate	—	—	30	30
Total impaired loans	$—	$—	$5,197	$5,197

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2021
Impaired loans:
Commercial Real Estate	$—	$—	$5,954	$5,954
Residential Real Estate	—	—	30	30
Total impaired loans	$—	$—	$5,984	$5,984

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

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at December 31, 2022 or December 31, 2021.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value				Weighted
December 31, 2022	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans - collateral dependent	$2,370	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(0%) – (5%)	(5%)
Impaired loans - other	$2,827	Discounted cash flow	Discount rate	(4%) – (7%)	(6%)

December 31, 2021
Impaired loans - collateral dependent	$3,120	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(15%) – (44%)	(15%)
Impaired loans - other	$2,864	Discounted cash flow	Discount rate	(7%) – (7%)	(7%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2022
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,441	$9,441	$—	$—	$9,441
Interest-bearing deposits in other banks	1,297	—	1,297	—	1,297
Time deposits with other banks	—	—	—	—	—
Restricted investment in bank stocks	7,136	—	7,136	—	7,136
Net loans	850,195	—	—	810,104	810,104
Mortgage servicing rights	319	—	—	319	319
Accrued interest receivable	4,391	—	4,391	—	4,391

FINANCIAL LIABILITIES:
Demand, savings and other deposits	827,399	—	827,399	—	827,399
Time deposits	166,100	—	160,472	—	160,472
Short-term borrowings	153,418	—	153,209	—	153,209
Long-term borrowings	25,000	—	24,090	—	24,090
Subordinated debentures	25,000	—	22,365	—	22,365
Accrued interest payable	563	—	563	—	563

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2021
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,600	$9,600	$—	$—	$9,600
Interest-bearing deposits in other banks	51,738	—	51,738	—	51,738
Time deposits with other banks	247	—	247	—	247
Restricted investment in bank stocks	1,919	—	1,919	—	1,919
Net loans	744,161	—	—	762,914	762,914
Mortgage servicing rights	367	—	—	367	367
Accrued interest receivable	4,361	—	4,361	—	4,361

FINANCIAL LIABILITIES:
Demand, savings and other deposits	904,877	—	904,877	—	904,877
Time deposits	173,092	—	172,897	—	172,897
Short-term borrowings	27,377	—	27,380	—	27,380
Long-term borrowings	35,000	—	35,987	—	35,987
Subordinated debentures	25,000	—	24,384	—	24,384
Accrued interest payable	251	—	251	—	251

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

NOTE 17 — REVENUE RECOGNITION

The Corporation has elected to apply the guidance outlined in FASB ASC 606 regarding the measurement or recognition of revenue. The main types of revenue contracts included in non-interest income within the Consolidated Statements of Income which are subject to ASC 606 are as follows:

Deposit related fees and service charges

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Corporation and, therefore, are not included in our Consolidated Financial Statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of December 31, 2022 and 2021, the fair value of trust assets under management was $111,172,000 and $108,339,000, respectively. The costs of acquiring asset management customers are incremental and recognized within the non-interest expense of the consolidated statements of income.

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

NOTE 18 – GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $19,133,000 at December 31, 2022 and December 31, 2021.

Impairment testing is performed on an annual basis, using either a qualitative or quantitative approach. The assumptions used in the impairment test of goodwill are susceptible to change based on changes in economic conditions and other factors, including our stock price. Any change in the assumptions utilized to determine the carrying value of goodwill could adversely affect our results of operations. Management notes that the emergence of COVID-19 as a global pandemic in 2020 and throughout 2021 resulted in significant deterioration in general economic conditions and the environment in which the Company operates. This uncertainty resulted in significant decreases in the market prices for the stock of institutions in the financial services industry, including the Company, however, many stock prices recovered throughout 2021 and 2022.

Goodwill was evaluated for impairment at December 31, 2022, and it was determined that goodwill was not impaired. Management evaluated the need for an interim goodwill impairment analysis and determined that there were no triggering events or negative factors affecting goodwill since the previous test that would indicate goodwill was impaired as of December 31, 2022.

NOTE 19 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2022	2021
ASSETS
Cash	$13,860	$13,788
Investment in banking subsidiary	129,456	157,675
Marketable equity securities	1,699	1,962
Prepaid expenses and other assets	854	894
TOTAL ASSETS	$145,869	$174,319

LIABILITIES
Advances from banking subsidiary	$168	$413
Subordinated Debentures	25,000	25,000
Accrued expenses and other liabilities	315	351
TOTAL LIABILITIES	25,483	25,764

STOCKHOLDERS’ EQUITY
Common stock	12,502	12,358
Surplus	42,439	40,940
Retained earnings	100,712	93,378
Accumulated other comprehensive (loss) income	(29,558)	7,588
Treasury stock, at cost	(5,709)	(5,709)
TOTAL STOCKHOLDERS’ EQUITY	120,386	148,555

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,869	$174,319

STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,
	2022	2021
INCOME
Dividends from subsidiary bank	$6,102	$6,043
Net securities (losses) gains	(93)	323
Other income	98	105
TOTAL INCOME	6,107	6,471

EXPENSE
Interest on subordinated debt	1,091	1,094
Other expense	195	187
TOTAL EXPENSE	1,286	1,281

INCOME BEFORE INCOME TAX BENEFIT	4,821	5,190
INCOME TAX BENEFIT	(275)	(186)
	5,096	5,376
EQUITY IN UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY	8,928	9,312

NET INCOME	$14,024	$14,688

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	Years Ended December 31,
	2022	2021
Net Income	$14,024	$14,688

Other comprehensive loss:

Equity in other comprehensive loss of banking subsidiary	(37,146)	(5,282)

Total other comprehensive loss	(37,146)	(5,282)
Total Comprehensive (Loss) Income	$(23,122)	$9,406

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,024	$14,688
Adjustments to reconcile net income to net cash provided by operating activities:
Losses (gains) on securities	93	(323)
Deferred income tax (benefit) expense	(34)	91
Equity in undistributed earnings of banking subsidiary	(8,928)	(9,312)
Increase (decrease) in prepaid/accrued expenses and other assets/liabilities	47	(168)
Decrease in advances from banking subsidiary	(245)	(110)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,957	4,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	170	6
NET CASH PROVIDED BY INVESTING ACTIVITIES	170	6

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,635	1,511
Dividends paid	(6,690)	(6,617)
NET CASH USED IN FINANCING ACTIVITIES	(5,055)	(5,106)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72	(234)
CASH AND CASH EQUIVALENTS, BEGINNING	13,788	14,022
CASH AND CASH EQUIVALENTS, ENDING	$13,860	$13,788

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2022.

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

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2022, the Corporation’s internal control over financial reporting is effective based on those criteria.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022. This report can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

FIRST KEYSTONE CORPORATION

/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 15, 2023
John E. Arndt, Vice Chairman/Director	Date

/s/ D. Matthew Bower	March 15, 2023
D. Matthew Bower, Director	Date

/s/ Robert A. Bull	March 15, 2023
Robert A. Bull, Chairman/Director	Date

/s/ Whitney B. Holloway	March 15, 2023
Whitney B. Holloway, Director	Date

/s/ Michael L. Jezewski	March 15, 2023
Michael L. Jezewski, Director	Date

/s/ Nancy J. Marr	March 15, 2023
Nancy J. Marr, Director	Date

/s/ William E. Rinehart	March 15, 2023
William E. Rinehart, Director	Date

/s/ Diane C.A. Rosler	March 15, 2023
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 15, 2023
David R. Saracino, Secretary/Director	Date

/s/ Elaine A. Woodland	March 15, 2023
Elaine A. Woodland, President/ Chief Executive Officer/Director	Date