Form 10-Q
period 2023-03-31
FIRST KEYSTONE CORP
filed 2023-05-11
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 6,039,939 shares as of May 3, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	March 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$11,278	$9,441
Interest-bearing deposits in other banks	1,035	1,297
Total cash and cash equivalents	12,313	10,738
Debt securities available-for-sale, at fair value	346,270	373,444
Marketable equity securities, at fair value	1,544	1,699
Restricted investment in bank stocks, at cost	8,352	7,136

Loans	862,068	858,398
Loans held for sale	115	71
Allowance for credit losses	(7,142)	(8,274)
Net loans	855,041	850,195
Premises and equipment, net	19,807	19,024
Operating lease right-of-use assets	1,548	1,541
Accrued interest receivable	4,035	4,391
Cash surrender value of bank owned life insurance	25,538	25,389
Investments in low-income housing partnerships	4,823	3,763
Goodwill	19,133	19,133
Deferred income taxes	7,927	9,129
Other assets	4,316	3,612
TOTAL ASSETS	$1,310,647	$1,329,194

LIABILITIES
Deposits:
Non-interest bearing	$229,621	$231,754
Interest bearing	718,294	761,745
Total deposits	947,915	993,499
Short-term borrowings	179,907	153,418
Long-term borrowings	25,000	25,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	2,041	2,029
Accrued interest payable	1,289	563
Other liabilities	4,469	9,299
TOTAL LIABILITIES	1,185,621	1,208,808

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of March 31, 2023 and December 31, 2022; issued 0 as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of March 31, 2023 and December 31, 2022; issued 6,271,550 as of March 31, 2023 and 6,250,763 as of December 31, 2022; outstanding 6,039,939 as of March 31, 2023 and 6,019,152 as of December 31, 2022	12,543	12,502
Surplus	42,820	42,439
Retained earnings	101,152	100,712
Accumulated other comprehensive loss	(25,780)	(29,558)
Treasury stock, at cost, 231,611 shares as of March 31, 2023 and December 31, 2022	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	125,026	120,386
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,310,647	$1,329,194

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended
	March 31,
	2023	2022

INTEREST INCOME
Interest and fees on loans	$9,911	$8,176
Interest and dividend income on securities:
Taxable	2,868	1,571
Tax-exempt	350	836
Dividends	12	13
Dividend income on restricted investment in bank stocks	164	21
Interest on interest-bearing deposits in other banks	2	12
Total interest income	13,307	10,629
INTEREST EXPENSE
Interest on deposits	3,051	685
Interest on short-term borrowings	2,047	28
Interest on long-term borrowings	132	190
Interest on subordinated debt	273	270
Total interest expense	5,503	1,173
Net interest income	7,804	9,456
Provision for credit losses	—	219
Net interest income after provision for credit losses	7,804	9,237
NON-INTEREST INCOME
Trust department	230	250
Service charges and fees	525	509
Increase in cash surrender value of life insurance	149	148
ATM fees and debit card income	532	509
Net gains (losses) on sales of mortgage loans	17	(34)
Net securities losses	(56)	(63)
Other	55	70
Total non-interest income	1,452	1,389
NON-INTEREST EXPENSE
Salaries and employee benefits	4,386	3,554
Occupancy, net	528	492
Furniture and equipment expense	152	155
Computer expense	363	370
Professional services	435	298
Pennsylvania shares tax	241	324
FDIC insurance, net	176	137
ATM and debit card fees	307	128
Data processing fees	312	258
Advertising	74	72
Other	779	728
Total non-interest expense	7,753	6,516
Income before income tax expense	1,503	4,110
Income tax expense	146	567
NET INCOME	$1,357	$3,543
PER SHARE DATA
Net income per share:
Basic	$0.23	$0.60
Diluted	0.23	0.60
Dividends per share	0.28	0.28

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three Months Ended
	March 31,
	2023	2022

Net income	$1,357	$3,543

Other comprehensive income (loss):
Unrealized net holding gains (losses) on debt securities available-for-sale arising during the period, net of income taxes of $1,025 and $(4,594), respectively	3,856	(17,282)

Less reclassification adjustment for net gains included in net income, net of income taxes of $(21) and $(0), respectively (a) (b)	(78)	—

Total other comprehensive income (loss)	3,778	(17,282)

Total Comprehensive Income (Loss)	$5,135	$(13,739)

______________________________

(a)	Gross amounts are included in net securities losses on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2023	6,250,763	$12,502	$42,439	$100,712	$(29,558)	$(5,709)	$120,386
Cumulative effect of adoption of ASU No. 2016-13				768			768
Net income				1,357			1,357
Other comprehensive income, net of taxes					3,778		3,778
Issuance of common stock under dividend reinvestment plan	20,787	41	381				422
Dividends - $0.28 per share				(1,685)			(1,685)
Balance at March 31, 2023	6,271,550	$12,543	$42,820	$101,152	$(25,780)	$(5,709)	$125,026

Balance at January 1, 2022	6,178,835	$12,358	$40,940	$93,378	$7,588	$(5,709)	$148,555
Net income				3,543			3,543
Other comprehensive loss, net of taxes					(17,282)		(17,282)
Issuance of common stock under dividend reinvestment plan	16,297	32	372				404
Dividends - $0.28 per share				(1,665)			(1,665)
Balance at March 31, 2022	6,195,132	$12,390	$41,312	$95,256	$(9,694)	$(5,709)	$133,555

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

(Dollars in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,357	$3,543
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	—	219
Depreciation and amortization	253	261
Net premium amortization on securities	400	838
Deferred income tax (benefit) expense	(6)	41
Net (gains) losses on sales of mortgage loans	(17)	34
Proceeds from sales of mortgage loans originated for sale	451	4,429
Originations of mortgage loans originated for sale	(478)	(3,201)
Net securities losses	56	63
Decrease in accrued interest receivable	356	40
Increase in cash surrender value of bank owned life insurance	(149)	(148)
Net losses on disposals of premises and equipment	2	8
Increase in other assets	(706)	(655)
Amortization of investment in low-income housing partnerships	53	68
Increase in accrued interest payable	726	255
Decrease in other liabilities	(5,125)	(347)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,827)	5,448
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities and debt securities available-for-sale	23,230	—
Proceeds from maturities and redemptions of debt securities available-for-sale	8,425	14,635
Purchases of debt securities available-for-sale	—	(34,314)
Net decrease in time deposits with other banks	—	247
Net change in restricted investment in bank stocks	(1,216)	(1,130)
Net increase in loans	(3,683)	(27,411)
Purchase of premises and equipment	(868)	(97)
Purchase of investment in real estate venture	(1,113)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	24,775	(48,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(45,584)	(32,492)
Net increase in short-term borrowings	26,489	24,954
Repayment of finance lease obligations	(2)	(2)
Common stock issued	409	388
Dividends paid	(1,685)	(1,665)
NET CASH USED IN FINANCING ACTIVITIES	(20,373)	(8,817)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,575	(51,439)
CASH AND CASH EQUIVALENTS, BEGINNING	10,738	61,338
CASH AND CASH EQUIVALENTS, ENDING	$12,313	$9,899

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,777	$918
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock subscription receivable	13	16
Right-of-use assets obtained in exchange for lease liabilities	33	35

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2023 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 ― RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

Adopted ASUs:

In January of 2023, the Corporation adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 required financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Corporation took steps to prepare for the implementation over the past several years, such as: forming an internal committee, gathering pertinent data, consulting with outside professionals, subscribing to a new software system, and running existing and new methodologies concurrently through the period of implementation. The Corporation also completed a data and model validation analysis and prepared policies related to the adoption process. The Corporation adopted the ASU’s provisions using the modified retrospective method and evaluated the impact the current expected credit loss (“CECL”) model had on the accounting for credit losses, and recognized a one-time, cumulative-effect adjustment to retained earnings at the beginning of the first reporting period in which the new standard became effective. The cumulative-effect adjustment resulted in an increase to retained earnings of $768,000, an additional reserve for unfunded commitments of $147,000, a decrease in the allowance for credit losses of $1,119,000, and a decrease in deferred tax assets of $204,000, as outlined in the table on the next page. There was no impact on the securities portfolio upon adoption. This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.

	January 1, 2023
	As Reported Under ASU 2016-13	Pre- ASU 2016-13 Adoption	Impact of ASU 2016-13 Adoption

Assets:
Allowance For Credit Losses	$(7,155)	$(8,274)	$1,119
Deferred Income Taxes	8,925	9,129	(204)	A

Liabilities:
Other Liabilities	9,446	9,299	147	B

Equity:
Retained Earnings	101,480	100,712	768	C

A. Effect on deferred tax assets related to the adjustment to the allowance for credit losses and reserve for unfunded lending commitments from the adoption of ASU 2016-13 using a 21% tax rate

B. Adjustment to the reserve for unfunded lending commitments related to the adoption of ASU 2016-13

C. Adjustment to undistributed profits related to the adoption of ASU 2016-13

In January of 2023, the Corporation adopted ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the accounting guidance on troubled debt restructurings (“TDRs”) by creditors that have adopted the CECL model and enhances disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The ASU also amended the guidance on “vintage disclosures” to require disclosure of current-period gross charge-offs by year of origination. The Corporation adopted the ASU’s provisions using the modified retrospective method in conjunction with the CECL adoption. The adoption of ASU 2022-02 did not have a material impact on the Corporation’s consolidated financial statements.

Pending ASUs:

In March of 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-02, Investments- Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 allows for standardization of accounting methodology for tax credit equity investments when certain requirements are met. The standard provides the ability for both current and prospective tax credit investors to avoid the complexities of accounting for tax credits outside of the proportional amortization method. To qualify for the proportional amortization method, the following conditions must be met: 1. it is probable that the income tax credits allocable to the investor will be available, 2. the investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project, 3. substantially all of the projected benefits are from income tax credits and other income tax benefits, 4. the investor’s projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive, and 5. the investor is a limited liability investor in the limited liability entity for both legal and tax purposes and the investor’s liability is limited to its capital investment. The amendments in this ASU will be applied either on a modified retrospective basis or a retrospective basis. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years beginning after December 15, 2023. Early adoption is permitted for all entities in any interim period. The Corporation is currently evaluating the provisions of ASU 2023-02 and does not expect the adoption of the standard to have a material impact on the Corporation’s financial statements.

NOTE 3 — SECURITIES

Debt Securities

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
Association (“GNMA”) or Small Business Administration (“SBA”). The other mortgage-backed securities consist of private (non-agency) residential and commercial mortgage-backed securities. The municipal securities consist of general obligations and revenue bonds. Asset-backed securities consist of private (non-agency) student loan pools backed by the Federal Family Education LoanProgram (“FFELP”) which carry a 97% federal government guarantee. Corporate debt securities consist of senior debt and subordinated debt holdings.

There was no allowance for credit losses for Available-For-Sale debt securities as of March 31, 2023; therefore, it is not present in the table below. The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as Available-For-Sale were as follows at March 31, 2023 and December 31, 2022:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2023:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,860	$—	$(894)	$6,966
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	144,241	—	(13,125)	131,116
Other	10,260	210	(46)	10,424
Other mortgage backed securities	35,263	—	(3,246)	32,017
Obligations of state and political subdivisions	101,046	37	(11,594)	89,489
Asset-backed securities	34,444	138	(800)	33,782
Corporate debt securities	45,790	129	(3,443)	42,476
Total	$378,904	$514	$(33,148)	$346,270

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,853	$—	$(1,052)	$6,801
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	146,707	—	(15,032)	131,675
Other	10,992	233	(45)	11,180
Other mortgage backed securities	36,767	—	(3,079)	33,688
Obligations of state and political subdivisions	125,176	266	(14,753)	110,689
Asset-backed securities	37,526	—	(1,108)	36,418
Corporate debt securities	45,838	183	(3,028)	42,993
Total	$410,859	$682	$(38,097)	$373,444

Securities Available-for-Sale with an aggregate fair value of $254,601,000 at March 31, 2023 and $315,836,000 at December 31, 2022, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $202,659,000 at March 31, 2023 and $241,385,000 at December 31, 2022.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at March 31, 2023. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		March 31, 2023
		Debt Securities Available-For-Sale
(Dollars in thousands)		U.S. Government	Other	Obligations
		Agency &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$2,003	$2,430	$—	$12,594
Fair value	—	—	1,943	2,421	—	12,610

1 - 5 Years:
Amortized cost	2,892	802	6,465	18,175	—	—
Fair value	2,601	792	6,233	17,582	—	—

5 - 10 Years:
Amortized cost	4,968	16,009	941	20,636	2,395	33,196
Fair value	4,365	16,145	915	18,145	2,381	29,866

After 10 Years:
Amortized cost	—	137,690	25,854	59,805	32,049	—
Fair value	—	124,603	22,926	51,341	31,401	—

Total:
Amortized cost	$7,860	$154,501	$35,263	$101,046	$34,444	$45,790
Fair value	6,966	141,540	32,017	89,489	33,782	42,476
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

At March 31, 2023, the Corporation had holdings of securities from one issuer in excess of ten percent of consolidated stockholders’ equity, other than the U.S. Government and U.S. Government Agencies and Corporations. Holdings in Sallie Mae Bank securities had a fair value of $16,601,000 as of March 31, 2023. There were no aggregate holdings of securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and Corporations) which exceeded ten percent of consolidated stockholders’ equity at March 31, 2022. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

Proceeds from sales of Debt Securities Available-For-Sale for the three months ended March 31, 2023 and 2022 were $23,230,000 and $0, respectively. Gross gains realized on these sales were $447,000 and $0, respectively. Gross losses on these sales were $348,000 and $0 respectively.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of March 31, 2023 and December 31, 2022:

March 31, 2023

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$6,966	$(894)	$6,966	$(894)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	44,669	(485)	86,447	(12,640)	131,116	(13,125)
Other	1,484	(4)	2,860	(42)	4,344	(46)
Other mortgage-backed debt securities	2,004	(78)	30,013	(3,168)	32,017	(3,246)
Obligations of state and political subdivisions	3,423	(13)	80,843	(11,581)	84,266	(11,594)
Asset-backed securities	3,450	(32)	19,263	(768)	22,713	(800)
Corporate debt securities	7,841	(604)	29,006	(2,839)	36,847	(3,443)
Total	$62,871	$(1,216)	$255,398	$(31,932)	$318,269	$(33,148)

December 31, 2022

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$6,801	$(1,052)	$6,801	$(1,052)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	61,067	(2,184)	65,174	(12,848)	126,241	(15,032)
Other	1,589	(2)	3,168	(43)	4,757	(45)
Other mortgage-backed debt securities	16,167	(962)	17,521	(2,117)	33,688	(3,079)
Obligations of state and political subdivisions	56,565	(5,881)	35,704	(8,872)	92,269	(14,753)
Asset-backed securities	24,136	(405)	12,282	(703)	36,418	(1,108)
Corporate debt securities	15,827	(1,073)	18,345	(1,955)	34,172	(3,028)
Total	$175,351	$(10,507)	$158,995	$(27,590)	$334,346	$(38,097)

There were 173 individual debt securities in an unrealized loss position as of March 31, 2023, with a combined depreciation in value representing 8.61% of the debt securities portfolio. There were 183 individual debt securities in an unrealized loss position as of December 31, 2022, with their combined depreciation in value representing 9.11% of the debt securities portfolio.

Available-for-sale debt securities are required to be individually evaluated for impairment in accordance with ASC 326, Financial Instruments – Credit Losses. Management evaluates debt securities for impairment where there has been a decline in fair value below the amortized cost basis of a debt security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the debt security. The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the debt securities. All issues of U.S. Treasury and Agency-Backed debt securities have the full faith and credit backing of the United States Government or one of its agencies. All other debt securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value.

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Company’s consolidated balance sheet and totaled $2,122,000 as of March 31, 2023. Accrued interest receivable on debt securities available for sale is excluded from the estimate of credit losses.

All debt securities available for sale in an unrealized loss position as of March 31, 2023, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategies, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the debt securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

Management continues to monitor all of our debt securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its debt securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

Equity Securities

Equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. Equity securities without readily determinable fair values are recorded at cost less impairment, if any.

At March 31, 2023 and December 31, 2022, the Company had $1,544,000 and $1,699,000, respectively, in equity securities recorded at fair value. The following is a summary of realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2023 and 2022:

(Dollars in thousands)	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Net losses from market value fluctuations recognized during the period on equity securities	$(155)	$(63)
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Net losses recognized during the reporting period on equity securities still held at the reporting date	$(155)	$(63)

Management evaluates equity securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Equity securities are generally evaluated for OTTI under FASB ASC 320, Investments - Debt and Equity Securities. In determining OTTI under the FASB ASC 320 model, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the equity security or more likely than not will be required to sell the equity security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. If an impairment loss on an equity security is considered to be other-than-temporary, a loss in the amount of the difference between the cost and fair value of the security is recognized. Once the impairment is recorded, this becomes the new cost basis of the equity security and cannot be adjusted upward if there is a subsequent recovery in the fair value of the security.

The Company monitors the equity securities portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be other-than-temporarily impaired at March 31, 2023 or December 31, 2022.

NOTE 4 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

Net loans are stated at their outstanding recorded investment, net of deferred fees and costs, unearned income and the allowance for credit losses. Interest on loans is recognized as income over the term of each loan, generally, by the accrual method. Loan origination fees and certain direct loan origination costs have been deferred with the net amount amortized using the straight line method or the interest method over the contractual life of the related loans as an interest yield adjustment.

The loans receivable portfolio is segmented into the following segments: Real Estate (including both commercial and residential loans), Agricultrual, Commercial and Industrial, Consumer, and State and Political Subdivisions.

Real Estate Lending

The Company engages in real estate lending to commercial borrowers in its primary market area and surrounding areas. The commercial component of the Company’s Real Estate portfolio is secured primarily by commercial retail space, commercial office buildings, residential housing and hotels. Generally, these loans have terms that do not exceed twenty years, have loan-to-value ratios of up to eighty percent of the value of the collateral property, and are typically supported by personal guarantees of the borrowers.

In underwriting these loans, the Company performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The value of the property is determined by either independent appraisers or internal evaluations performed by Bank officers.

Real estate loans secured by commercial properties generally present a higher level of risk than loans secured by residential real estate. Repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project and/or the effect of the general economic conditions on income producing properties.

The residential component of the Company’s Real Estate portfolio is comprised of one-to-four family residential mortgage loan originations, home equity term loans and home equity lines of credit. These loans are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals. These loans are originated primarily with customers from the Company’s market area.

The Company’s one-to-four family residential mortgage originations are secured principally by properties located in its primary market area and surrounding areas. The Company offers fixed-rate mortgage loans with terms up to a maximum of thirty years for both permanent structures and those under construction. Loans with terms of thirty years are normally held for sale and sold without recourse; most of the residential mortgages held in the Company’s residential real estate portfolio have maximum terms of twenty years. Generally, the majority of the Company’s residential mortgage loans originate with a loan-to-value of eighty percent or less, or those with private mortgage insurance at ninety-five percent or less. Home equity term loans are secured by the borrower’s primary residence and typically have a maximum loan-to-value of eighty percent and a maximum term of fifteen years. In general, home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of eighty percent and a maximum term of twenty years.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $115,000 and $71,000 at March 31, 2023 and December 31, 2022, respectively.

Agricultural Lending

The Company originates agricultural loans to individuals in the farming industry for funding the production of crops or to purchase or refinance capital assets such as farmland, livestock, machinery, equipment, and farm real estate improvements. Agricultural loans are typical secured by collateral related to the farming activities. These loans originate from customers within our primary market area or the surrounding areas.

In underwriting agricultural loans, an analysis is performed regarding the borrower’s ability to repay the loan, the borrower’s capital and collateral, and the past, present, and future cash flows of the borrower, as well as the agricultural industry as a whole. In general, these loans would be secured by cropland, pastureland, orchardland, or timberland that is committed to ongoing management and agricultural production, with a maximum loan-to-value ratio of 70% and a maximum term of ten years.

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

SBA Paycheck Protection Program (“PPP”) loans that have been issued by the Company as a result of the enactment of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) in response to the economic impact of the COVID-19 pandemic are included in the Company’s Commercial and Industrial portfolio and are underwritten according to all terms and conditions pursuant to the PPP as administered by the SBA under the CARES Act. The PPP loans have 1.00% interest rates, lender fees, two or five-year terms (depending on date of origination), and may qualify for forgiveness. These loans funded by the Company are subject to the terms and conditions applicable to all loans made pursuant to the PPP, as administered by the SBA under the CARES Act. The PPP calls for these loans to be fully guaranteed by the SBA. PPP loan origination fees and certain loan origination costs have been deferred with the net amount accreted using the straight line method over the contractual life of the related loans as an interest yield adjustment. If a loan is forgiven pursuant to the terms and conditions applicable to the PPP, the remaining origination fees and costs are recognized at the time of forgiveness. As of March 31, 2023, the Company held 2 PPP loans in its Commercial and Industrial portfolio carrying an aggregate balance of $101,000 which were granted during the first round of PPP issuance and did not qualify for forgiveness. At December 31, 2022, the Company held 2 PPP loans in its Commercial and Industrial portfolio carrying an aggregate balance of $113,000 which were granted during the first round of PPP issuance and did not qualify for forgiveness.

As an addition to the commercial loans receivable portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of March 31, 2023, the Company's balance of GGLs was $4,595,000, compared to $4,631,000 at December 31, 2022.

Consumer Lending

The Company offers a variety of secured and unsecured consumer loans, including vehicle loans, stock secured loans and loans secured by financial institution deposits. These loans originate primarily with customers from the Company’s market area.

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

State and Political Subdivisions Lending

The Company, from time to time, may originate loans to state and political subdivisions that are within the Bank’s primary market area or surrounding areas. These loans may be either taxable or tax-free. These loans may be issued for the purpose of land improvement, infrastructure changes, bond refinances, or the purchase of equipment. State and political loans are typically secured by the taxing power of the borrowing entity. In some cases, the loans may also be secured by the property/item being purchased. Audited financial statements are required as part of the underwriting for all state and political loans and a full analysis of all components of the audited statements is performed. If the loan is to be classified as tax-free, a letter from the entity’s solicitor stating such is required, as well.

The risk associated with these types of loans is considerably less than commercial loan transactions. Repayment is based on the full faith, credit, and ability of the borrowing entity to tax and then collect the payments. Delinquency or loss on these types of loans is de minimus.

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

Commercial and industrial loans and real estate loans issued for commercial purpose are charged off in whole or in part when they become sufficiently delinquent based upon the terms of the underlying loan contract and when a collateral deficiency exists. Because all or part of the contractual cash flows are not expected to be collected, the loan is considered to be impaired, and the Company estimates the impairment based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. Should a GGL default, demand is made to the originating bank for repurchase of the loan. If the originating bank does not repurchase the loan, demand for repurchase is then made to the appropriate government agency which has provided the guarantee for the loan.

Real estate loans issued for residential purposes and consumer loans are charged off when they become sufficiently delinquent based upon the terms of the underlying loan contract and when the value of the underlying collateral is not sufficient to support the loan balance and a loss is expected. At that time, the amount of estimated collateral deficiency, if any, is charged off for loans secured by collateral, and all other loans are charged off in full. Loans with collateral are written down to the estimated fair value of the collateral less cost to sell.

Existing loans in which the borrower has declared bankruptcy are considered on a case by case basis to determine whether repayment is likely to occur (e.g. reaffirmation by the borrower with demonstrated repayment ability). Otherwise, loans are charged off in full or written down to the estimated fair value of collateral less cost to sell.

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

Allowance for Credit Losses - Loans

The allowance for credit losses (“ACL”) is an estimate of losses arising from borrowers’ inability to make loan payments as required, which is calculated via a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. The Company completed a one-time adjustment to decrease the ACL at the adoption of ASU 2016-13 through retained earnings, but all subsequent adjustments will be established through provisions for credit losses charged against income. Loans deemed to be uncollectible are charged against the ACL and subsequent recoveries, if any, are credited to the allowance.

The ACL is maintained at a level estimated by management to be adequate to absorb potential loan losses. Management’s periodic evaluation of the adequacy of the ACL is based on specific expectations for the future economic environment that are incorporated in the projection, with loss expectations to revert to the long-run historical mean after such time as management can make or obtain a reasonable and supportable forecast. Management also considers the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may impact the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral (if the loan is collateral dependent), composition of the loan portfolio, and other relevant factors. This evaluation is inherently subjective as it requires material estimates based on management’s judgment regarding the projection of expected credit losses over the contractual lifetime of the loans.

Modeling of the ACL uses sophisticated statistical techniques to arrive at reasonable and supportable forecasts of expected losses. The Company has contracted with a third-party vendor to assist in developing models for the ACL related to the Company’s loan portfolio under ASU 2016-13. The Company has opted to utilize the Weighted Average Remaining Maturity (“WARM”) method to calculate the ACL which uses an average annual charge-off rate. This average annual charge-off rate contains loss content over several vintages and is used as a foundation for estimating the credit loss content for loans by segmented pools at the balance sheet date and is used to determine a historical charge-off rate. When estimating expected credit losses, the Company considers forward-looking information that is both reasonable, supportable, and relevant to assessing the collectability of cash flows. Reasonable and supportable forecasts may extend over the entire contractual term of a loan or a period shorter than the contractual term. Reasonable and supportable forecasts may vary by portfolio segment or individual forecast input. These forecasts may include data from internal sources, external sources, or a combination of both.

When the contractual term of a loan extends beyond the reasonable and supportable period, ASC Topic 326 requires reverting to historical loss information, or an appropriate proxy, for those periods beyond the reasonable and supportable forecast period (often referred to as the reversion period). The Company may revert to historical loss information for each individual forecast input or based on the entire estimate of loss. Reversion to historical loss information may be immediate, occur on a straight-line basis, or use any systematic/rational method. Management may apply different reversion techniques depending on the economic environment or applicable loan portfolio.

The methodology used to determine the ACL also includes a qualitative component in which the Company adjusts expected credit loss estimates for information not already captured in the loss estimation process. These qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Changes in the level of the Company’s ACL may not always be directionally consistent with changes in the level of qualitative factor adjustments due to the incorporation of reasonable and supportable forecasts in estimating expected losses. Management considers qualitative factors that are relevant to the Company as of the reporting date, which may include but are not limited to: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments; 3) changes in the nature and volume of the loan portfolio; 4) changes in the experience, ability, and depth of management and other relevant staff; 5) changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; 6) changes in the quality of the Company’s loan review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit and changes in the level of such concentrations; and 9) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Company’s existing loan portfolio.

The Company’s ACL is calculated by collectively evaluating and individually evaluating loans. The Company collectively evaluates applicable loans based on segments according to their homogeneous characteristics, aligned with the segmentation of the FDIC Bank Call Report. The Company collectively evaluates loans and determines applicable loss rates based on the following segments/classes:

Real Estate

◾	Construction, land development, and other land loans
◾	Residential construction (loans to build homes, both speculative and owner-occupied, and 1-4 family lot loans)
◾	Agribusiness, farmland, or secured by farmland

◾	Revolving, open-end, 1-4 family residential properties (and extended under lines of credit)
◾	Loans secured by first liens
◾	Loans secured by junior liens
◾	Secured by multifamily (5 or more) residential properties
◾	Loans secured by owner occupied, non-farm, non-residential properties
◾	Loans secured by other non-farm, non-residential properties

Agricultural

◾	Loans to finance agricultural production and other loans for farmers

Commercial and Industrial

◾	Commercial and industrial loans

Consumer

◾	Other revolving credit plans
◾	Automobile loans
◾	Other consumer loans

State and Political Subdivisions

◾	Obligations (other than securities or leases) of states and political subdivisions in the U.S.

In accordance with ASC 326-20-30-2, the Company will evaluate individual loans for expected credit losses when the loans do not share similar risk characteristics with loans evaluated using the collective method. Management may evaluate loans on an individual basis even when no specific expectation of collectability is in place. Loans deemed to be impaired are specifically identified and measured for impairment. A loan is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the loan agreement. Loans to be considered for impairment include all non-accrual loans or any other selected loans where full collection is unlikely. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Once identified as impaired, the loans are measured individually for impairment based on one of the following methods:

•

The present value of expected cash flows, discounted at the loan’s effective interest rate (i.e. the contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination or acquisition of the loan)

•	The loan’s observable market price
•

The fair value of the collateral if the loan is deemed to be collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the liquidation of the underlying collateral and there are no other available and reliable sources of repayment. Management will consider estimated costs to sell, on a discounted basis, in the measurement of impairment if these costs are expected to reduce the cash flows available to repay the loan. Any portion of the recorded investment for a collateral dependent loan (including any capitalized accrued interest, net deferred loan fees or costs, and unamortized premium or discount) exceeding the fair value of the collateral that can be identified as uncollectible is deemed a confirmed loss and will be charged off against the ACL

Loans that have been individually measured for impairment may have a portion of the allowance allocated to cover the calculated amount of impairment as determined by the methods listed above, referred to as a specific allocation. Loans individually evaluated for impairment may also have a zero specific allocation if the loans are deemed to have no impairment, or if the amount of the impairment will be charged off.

From time to time, the Company may agree to modify or restructure the contractual terms of loans to borrowers experiencing financial difficulties. The most common types of concessions granted upon modification of a loan to a borrower experiencing financial difficulties include: (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, and (d) a reduction in the contractual payment amount for either a short period or for the remaining term of the loan. A less common concession would be forgiveness of a portion of the loan’s principal. Loans so modified remain collectively evaluated for determination of expected credit losses, unless, during the process of evaluation, it is determined that the loan should be placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured or the loan is otherwise deemed to be collateral dependent. Any modifications of loans to borrowers experiencing financial difficulty that are classified as non-accrual or are otherwise designated as collateral dependent are individually evaluated for determination of expected credit losses.

There may be certain types of loans for which the expectation of credit loss is zero after evaluating historical loss information, making necessary adjustments for current conditions and reasonable and supportable forecasts, and considering any collateral or guarantee arrangements that are not free-standing contracts. Factors considered by management when evaluating whether expectations of zero credit loss are appropriate may include, but are not limited to: 1) a long history of zero credit loss; 2) full securitization by cash or cash equivalents; 3) high credit ratings from rating agencies with no expected future downgrade; 4) principal and interest payments that are guaranteed by the U.S. government; 5) the issuer, guarantor, or sponsor can print its own currency and the currency is held by other central banks as reserve currency; and 6) the interest rate on the security is recognized as a risk-free rate.

A loan that is fully secured by cash or cash equivalents, such as a certificate of deposit issued by the lending institution, would likely have zero credit loss expectations. Similarly, the guaranteed portion of an SBA loan purchased on the secondary market through the SBA’s fiscal and transfer agent would likely have zero credit loss expectations because these financial assets are unconditionally guaranteed by the U.S. government.

ASC Topic 326 introduces the concept of purchased credit deteriorated (“PCD”) assets. PCD assets are acquired financial assets that, at acquisition, have experienced more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company does not possess loans classified as purchased credit deterioration at this time. Should the Company acquire purchased loans, these loans will be evaluated to determine if they are PCD.

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. Off-balance sheet credit exposures primarily include undrawn portions of revolving lines of credit and standby letters of credit. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the amount of the reserve for unfunded lending commitments was $237,000 and $68,000, respectively.

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Company’s consolidated balance sheet and totaled $1,762,000 as of March 31, 2023. Accrued interest receivable on loans is excluded from the estimate of credit losses.

The Company is subject to periodic examination by its federal and state examiners, and may be required by such regulators to recognize additions to the ACL based on their assessment of credit information available to them at the time of their examinations.

The Company utilizes a risk grading matrix as a tool for managing credit risk in the loan portfolio and assigns an asset quality rating (risk grade) to all loans. An asset quality rating is assigned using the guidance provided in the Company’s loan policy. Primary responsibility for assigning the asset quality rating rests with the credit department. The asset quality rating is validated periodically by both an internal and external loan review process.

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

The loan grading system for residential real estate secured and consumer loans focuses on the borrower’s credit score and credit history, debt-to-income ratio and income sources, collateral position and loan-to-value ratio.

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

The following table presents the classes of the loan portfolio summarized by risk rating and year of origination and gross charge offs by loan portfolio summarized by year of origination as of March 31, 2023:

(Dollars in thousands)
	2023	2022	2021	2020	2019	Prior	Total
Real Estate:
1-6 Pass	$16,448	190,287	147,558	122,136	60,136	209,865	$746,430
7 Special Mention	—	—	—	—	—	634	634
8 Substandard	—	17	822	—	9,357	9,132	19,328
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	88	271	189	131	(12)	1	668
Total Real Estate Loans	$16,536	$190,575	$148,569	$122,267	$69,481	$219,632	$767,060

Agricultural:
1-6 Pass	$—	73	2	—	—	706	$781
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	—	1	—	—	—	1	2
Total Agricultural Loans	$—	$74	$2	$—	$—	$707	$783

Commercial and Industrial:
1-6 Pass	$4,088	11,004	6,183	7,358	5,983	22,532	$57,148
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	716	716
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	22	116	35	21	221	1	416
Total Commercial and Industrial Loans	$4,110	$11,120	$6,218	$7,379	$6,204	$23,249	$58,280

Consumer:
1-6 Pass	$922	1,750	1,424	361	293	1,028	$5,778
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	12	31	13	5	4	1	66
Total Consumer Loans	$934	$1,781	$1,437	$366	$297	$1,029	$5,844

State and Political Subdivisions:
1-6 Pass	$—	5,442	15,098	1,977	—	7,692	$30,209
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—

Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	—	2	4	1	—	—	7
Total State and Political Subdivision Loans	$—	$5,444	$15,102	$1,978	$—	$7,692	$30,216

Total Loans:
1-6 Pass	$21,458	$208,556	$170,265	$131,832	$66,412	$241,823	$840,346
7 Special Mention	—	—	—	—	—	634	634
8 Substandard	—	17	822	—	9,357	9,848	20,044
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	122	421	241	158	213	4	1,159
Total Loans	$21,580	$208,994	$171,328	$131,990	$75,982	$252,309	$862,183

	2023	2022	2021	2020	2019	Prior	Total
Gross Charge Offs:
Real Estate	$—	$—	$—	$—	$—	$—	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—
Consumer	—	4	8	—	4	1	17
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$—	$4	$8	$—	$4	$1	$17

Commercial and Industrial Loans include loans categorized as tax-free in the amount of $10,000 and State and Political Subdivision Loans include loans categorized as tax-free in the amount of $29,454,000 as of March 31, 2023. Commercial and Industrial Loans also include $4,595,000 of GGLs and $101,000 of PPP loans as of March 31, 2023. Loans held for sale amounted to $115,000 at March 31, 2023 and are included in the Real Estate Loans category.

The activity in the allowance for credit losses by loan class (post adoption of ASU No. 2016-13), is summarized below for the three months ended March 31, 2023.

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended March 31, 2023:
Allowance for Credit Losses:
Balance at December 31, 2022	$7,483	$6	$504	$84	$197	$8,274
CECL adoption adjustment	(717)	(4)	(261)	11	(148)	(1,119)
Beginning balance January 1, 2023	6,766	2	243	95	49	7,155
Charge-offs	—	—	—	(17)	—	(17)
Recoveries	1	—	1	2	—	4
(Credit) Provision	(32)	(1)	21	13	(1)	—
Ending Balance	$6,735	$1	$265	$93	$48	$7,142
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$6,735	$1	$265	$93	$48	$7,142

Reserve for Unfunded Lending Commitments	$215	$—	$22	$—	$—	$237

Loans Receivable:
Ending Balance	$767,060	$783	$58,280	$5,844	$30,216	$862,183
Ending balance: individually
evaluated for impairment	$4,376	$309	$661	$—	$—	$5,346
Ending balance: collectively
evaluated for impairment	$762,684	$474	$57,619	$5,844	$30,216	$856,837

The Company's activity in the allowance for credit losses on unfunded commitments for the period ended March 31, 2023 was as follows:

(Dollars in thousands)
2023
Balance at December 31, 2022	$68
CECL adoption adjustment	147
Provision for credit losses	22
Balance at March 31, 2023	$237

The recorded investment, unpaid principal balance, and the related allowance of the Company’s individually evaluated loans are summarized below at March 31, 2023:

(Dollars in thousands)	March 31, 2023
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Real Estate	$4,376	$6,398	$—
Agricultural	309	309	—
Commercial and Industrial	661	661	—

With an allowance recorded:
Real Estate	—	—	—
Agricultural	—	—	—
Commercial and Industrial	—	—	—
Total	$5,346	$7,368	$—

Total consists of:
Real Estate	$4,376	$6,398	$—
Agricultural	$309	$309	$—
Commercial and Industrial	$661	$661	$—

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Company’s individually evaluated loans are summarized below for the three months ended March 31, 2023:

(Dollars in thousands)	For the Three Months Ended
	March 31, 2023
	Average	Interest
	Recorded	Income
	Investment	Recognized
With no related allowance recorded:
Real Estate	$4,381	$—
Agricultural	309	6
Commercial and Industrial	664	—

With an allowance recorded:
Real Estate	—	—
Agricultural	—	—
Commercial and Industrial	—	—
Total	$5,354	$6

Total consists of:
Real Estate	$4,381	$—
Agricultural	$309	$6
Commercial and Industrial	$664	$—

Of the $6,000 in interest income recognized on individually evaluated loans for the three months ended March 31, 2023, $0 in interest income was recognized with respect to non-accrual loans.

The following table presents collateral-dependent loans by segment for the period ended March 31, 2023.

(Dollars in thousands)	March 31, 2023
	Real Estate	Other
Real Estate	$4,376	$—
Agricultural	—	309
Commercial and Industrial	—	661
Total	$4,376	$970

At March 31, 2023, there were no commitments to lend additional funds with respect to individually evaluated loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of March 31, 2023 and December 31, 2022 were as follows:

(Dollars in thousands)	March 31,	December 31,
	2023	2022
Real Estate	$4,376	$4,387
Agricultural	—	—
Commercial and Industrial	661	664
Consumer	—	—
State and Political Subdivisions	—	—
Total non-accrual loans	5,037	5,051
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	132	308
Total non-performing assets	$5,169	$5,359

There were no foreclosed assets held for resale at March 31, 2023 or December 31, 2022. Consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $41,000 at both March 31, 2023 and December 31, 2022. These balances were not included in foreclosed assets held for resale at March 31, 2023 or December 31, 2022.

The following tables present the classes of the loan portfolio, including individually evaluated loans, summarized by past-due status at March 31, 2023 and December 31, 2022:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
March 31, 2023:
Real Estate	$1,368	$903	$4,508	$6,779	$760,281	$767,060	$132
Agricultural	—	—	—	—	783	783	—
Commercial and Industrial	34	—	638	672	57,608	58,280	—
Consumer	5	11	—	16	5,828	5,844	—
State and Political Subdivisions	—	—	—	—	30,216	30,216	—
Total	$1,407	$914	$5,146	$7,467	$854,716	$862,183	$132

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2022:
Real Estate	$2,682	$59	$4,694	$7,435	$757,445	$764,880	$308
Agricultural	—	—	—	—	860	860	—
Commercial and Industrial	62	63	639	764	55,313	56,077	—
Consumer	11	2	—	13	5,694	5,707	—
State and Political Subdivisions	—	—	—	—	30,945	30,945	—
Total	$2,755	$124	$5,333	$8,212	$850,257	$858,469	$308

Pre-ASU No. 2016-13 Disclosures:

For periods prior to the adoption of ASU No. 2016-13, when management deemed the collection of contractual cashlows was unlikely for a specific instrument (mainly non-accrual loans and TDRs, then referred to as impaired loans), a specific reserve was calculated under ASC 310-10. Management further calculated a general reserve for performing assets under its previous methodology, following ASC 450-20 which utilized historical loss experience and qualitative factor adjustments to arrive at a calculated allowance for credit losses.

Upon adoption of ASU No. 2016-13, the classes of the loan portfolio were updated to match the segmentation used under the CECL model and have been updated from Commercial and Industrial, Commercial Real Estate, Residential Real Estate, and Consumer to Real Estate, Agricultural, Commercial and Industrial, Consumer, and State and Political Subdivisions. Comparative, pre-ASU No. 2016-13 adoption data has not been updated to reflect the new loan classes/segmentation utilized under the CECL model.

The following table presents the classes of the loan portfolio summarized by risk rating as of December 31,
2022:

	Commercial and
(Dollars in thousands)	Industrial	Commercial Real Estate
	December 31,	December 31,
	2022	2022
Grade:
1-6 Pass	$85,845	$591,309
7 Special Mention	—	634
8 Substandard	725	18,781
9 Doubtful	—	—
Add (deduct): Unearned discount	—	—
Net deferred loan fees and costs	429	825
Total loans	$86,999	$611,549

	Residential Real Estate
	Including Home Equity	Consumer
	December 31,	December 31,
	2022	2022
Grade:
1-6 Pass	$153,902	$5,349
7 Special Mention	—	—
8 Substandard	795	—
9 Doubtful	—	—
Add (deduct): Unearned discount	—	—
Net deferred loan fees and costs	(191)	66
Total loans	$154,506	$5,415

Total Loans
December 31,
2022
Grade:
1-6 Pass	$836,405
7 Special Mention	634
8 Substandard	20,301
9 Doubtful	—
Add (deduct): Unearned discount	—
Net deferred loan fees and costs	1,129
Total loans	$858,469

The activity in the allowance for credit losses by loan class (prior to adoption of ASU No. 2016-13), is summarized below for the three months ended March 31, 2022 and the year ended December 31, 2022.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three months ended March 31, 2022:
Allowance for Credit Losses:
Beginning balance	$681	$5,408	$1,539	$84	$968	$8,680
Charge-offs	—	—	—	(2)	—	(2)
Recoveries	1	38	1	—	—	40
(Credit) provision	(17)	313	(2)	(4)	(71)	219
Ending Balance	$665	$5,759	$1,538	$78	$897	$8,937
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$665	$5,759	$1,538	$78	$897	$8,937

Loans Receivable:
Ending Balance	$81,831	$549,921	$141,990	$5,286	$—	$779,028
Ending balance: individually
evaluated for impairment	$1,005	$11,519	$849	$—	$—	$13,373
Ending balance: collectively
evaluated for impairment	$80,826	$538,402	$141,141	$5,286	$—	$765,655

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2022:
Allowance for Credit Losses:
Beginning balance	$681	$5,408	$1,539	$84	$968	$8,680
Charge-offs	(158)	(3)	(12)	(33)	—	(206)
Recoveries	3	40	16	5	—	64
(Credit) provision	178	487	14	25	(968)	(264)
Ending Balance	$704	$5,932	$1,557	$81	$—	$8,274
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$704	$5,932	$1,557	$81	$—	$8,274

Loans Receivable:
Ending Balance	$86,999	$611,549	$154,506	$5,415	$—	$858,469
Ending balance: individually
evaluated for impairment	$973	$9,495	$739	$—	$—	$11,207
Ending balance: collectively
evaluated for impairment	$86,026	$602,054	$153,767	$5,415	$—	$847,262

The outstanding recorded investment of TDRs as of December 31, 2022 $7,480,000. There were no unfunded commitments on TDRs at December 31, 2022.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	December 31,
2022
Non-accrual TDRs	$1,324
Accruing TDRs	6,156
Total	$7,480

At March 31, 2022, three commercial and industrial loans classified as TDRs with a combined recorded investment of $696,000, six commercial real estate loans classified as TDRs with a combined recorded investment of $431,000, and one residential real estate loan classified as a TDR with a recorded investment of $13,000 were not in compliance with the terms of their restructure.

Of the loans that were modified as TDRs during the twelve months preceding March 31, 2022, one commercial real estate loan experienced a payment default during the three months ended March 31, 2022, but the loan was subsequently paid off prior to the end of the quarter.

No loans were modified as TDRs during the three months ended March 31, 2022.

The recorded investment, unpaid principal balance, and the related allowance of the Company’s impaired loans are summarized below at December 31, 2022.

(Dollars in thousands)	December 31, 2022
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and Industrial	$973	$973	$—
Commercial Real Estate	9,495	12,430	—
Residential Real Estate	739	771	—

With an allowance recorded:
Commercial and Industrial	—	—	—
Commercial Real Estate	—	—	—
Residential Real Estate	—	—	—
Total	$11,207	$14,174	$—

Total consists of:
Commercial and Industrial	$973	$973	$—
Commercial Real Estate	$9,495	$12,430	$—
Residential Real Estate	$739	$771	$—

At December 31, 2022, $7,480,000 of loans classified as TDRs were included in impaired loans with a total allocated allowance of $0 at December 31, 2022. The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Company’s impaired loans are summarized below for the three months ended March 31, 2022.

(Dollars in thousands)	For the Three Months Ended
	March 31, 2022
	Average	Interest
	Recorded	Income
	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,010	$2
Commercial Real Estate	11,699	72
Residential Real Estate	851	—

With an allowance recorded:
Commercial and Industrial	—	—
Commercial Real Estate	—	—
Residential Real Estate	—	—
Total	$13,560	$74

Total consists of:
Commercial and Industrial	$1,010	$2
Commercial Real Estate	$11,699	$72
Residential Real Estate	$851	$—

Of the $74,000 in interest income recognized on impaired loans for the three months ended March 31, 2022, $0 in interest income was recognized with respect to non-accrual loans.

NOTE 5 — DEPOSITS

Major classifications of deposits at March 31, 2023 and December 31, 2022 consisted of:

(Dollars in thousands)	March 31,	December 31,
	2023	2022
Non-interest bearing demand	$229,621	$231,754
Interest bearing demand	284,281	335,559
Savings	234,946	260,086
Time certificates of deposits less than $250,000	173,287	151,575
Time certificates of deposits $250,000 or greater	24,454	13,400
Other time	1,326	1,125
Total deposits	$947,915	$993,499

Total deposits decreased $45,584,000 to $947,915,000 as of March 31, 2023 due to decreases in non-interest bearing demand, interest bearing demand and savings deposits. The decrease in deposits was mainly the result of a $38,711,000 decrease in municipal deposits and other normal fluctuations in deposits during the three months ended March 31, 2023.

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted–average interest rates at March 31, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	March 31, 2023		December 31, 2022
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—%	$—	—%
Securities sold under agreements to repurchase	20,734	2.57%	20,368	0.84%
Federal Discount Window	875	3.85%	—	2.78%
Federal Home Loan Bank of Pittsburgh	158,298	4.97%	133,050	2.82%
Total	$179,907	4.69%	$153,418	2.21%

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
March 31, 2023
Repurchase agreements (a)	$20,734	$—	$20,734	$(20,734)	$—	$—

December 31, 2022
Repurchase agreements (a)	$20,368	$—	$20,368	$(20,368)	$—	$—
(a)	As of March 31, 2023 and December 31, 2022, the fair value of securities pledged in connection with repurchase agreements was $26,188,000 and $34,160,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of March 31, 2023:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
March 31, 2023:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$20,734	$—	$—	$—	$20,734
Total	$20,734	$—	$—	$—	$20,734

Long-Term Borrowings and Letters of Credit

Long-term borrowings are comprised of advances from the FHLB.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Company’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Company’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Company to pledge collateral in the amount necessary to secure these funds. The Company began utilizing this service offered by the FHLB during the second quarter of 2021. There were no irrevocable standby letters of credit which could be drawn on through FHLB’s close of business on March 31, 2023. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Corporation’s banking subsidiary. Principal qualifying assets are certain real estate mortgages and investment securities. As of March 31, 2023, loans of $714,475,000 were pledged to FHLB which resulted in a FHLB maximum borrowing capacity of $504,375,900. As of March 31, 2023, no securities were pledged as collateral to FHLB to secure FHLB loans and letters of credit.

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

The Company currently leases three branch banking facilities and one parcel of land under operating leases. At March 31, 2023, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,548,000 and $2,041,000, respectively. At December 31, 2022, right-of-use assets and lease liabilities stood at $1,541,000 and $2,029,000, respectively, in the consolidated balance sheets. Options to extend or terminate a lease may be included in our lease agreements. When it is reasonably certain that we will exercise those options, the right-of-use asset and lease liability will reflect the renewal or termination option. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Company recognized total operating lease costs for the three months ended March 31, 2023 and 2022 of $58,000 and $45,000, respectively. Operating lease costs are included in occupancy, net in the accompanying statements of income. Cash payments totaled $55,000 and $41,000, respectively, for the three months ended March 31, 2023 and 2022.

The Company currently has one finance lease for equipment. At March 31, 2023, right-of-use assets and lease liabilities were recorded related to the finance lease totaling $34,000 and $4,000, respectively. At December 31, 2022, right-of-use assets and lease liabilities stood at $34,000 and $6,000, respectively. Amounts recognized as right-of-use assets and lease liabilities related to finance leases are included in premises and equipment, net and other liabilities, respectively, in the accompanying balance sheet. Further options to extend or terminate the lease are not applicable for the lease. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. The lease did not contain an implicit rate; therefore, our incremental borrowing rate was used.

Total finance lease costs that were recognized by the Company for the three months ended March 31, 2023 and 2022 were immaterial. Cash payments totaled $2,000 for the three months ended March 31, 2023 and 2022.

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of March 31, 2023 and December 31, 2022.

	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
	Operating	Operating	Finance	Finance
Weighted-average term (years)	20.41	20.56	0.42	0.67
Weighted-average discount rate	4.23%	4.23%	0.68%	0.68%

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating or finance lease liability is as follows:

(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$166	$175	$4	$7
After one but within two years	140	140	—	—
After two but within three years	140	140	—	—
After three but within four years	143	140	—	—
After four but within five years	155	154	—	—
After five years	2,435	2,474	—	—
Total undiscounted cash flows	3,179	3,223	4	7
Discount on cash flows	(1,138)	(1,194)	—	(1)
Total lease liability	$2,041	$2,029	$4	$6

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at March 31, 2023 and December 31, 2022 were as follows:

(Dollars in thousands)
	March 31, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$133,124	$121,938
Financial standby letters of credit	$2,130	$2,124
Performance standby letters of credit	$3,458	$3,472

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

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers predominately in the Company’s primary five county, Pennsylvania market area. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At March 31, 2023, the Company had $767,060,000 in loans secured by real estate, which represented 89.0% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of March 31, 2023 and December 31, 2022, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

As all financial instruments are subject to some level of credit risk, the Company requires collateral and/or guarantees for all loans. Collateral may include, but is not limited to property, plant, and equipment, commercial and/or residential real estate property, land, and pledge of securities. In the event of a borrower’s default, the collateral supporting the loan may be seized in order to recoup losses associated with the loan. The Company also establishes an allowance for credit losses that constitutes the amount available to absorb losses within the loan portfolio that may exist due to deficiencies in collateral values.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At March 31, 2023 and December 31, 2022, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

March 31, 2023	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$6,966	$—	$—	$6,966
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	131,116	—	131,116
Other	—	10,424	—	10,424
Other mortgage backed debt securities	—	32,017	—	32,017
Obligations of state and political subdivisions	—	89,489	—	89,489
Asset-backed securities	—	33,782	—	33,782
Corporate debt securities	—	42,476	—	42,476
Total debt securities available-for-sale	6,966	339,304	—	346,270
Marketable equity securities	1,544	—	—	1,544
Total recurring fair value measurements	$8,510	$339,304	$—	$347,814

(Dollars in thousands)

December 31, 2022	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$6,801	$—	$—	$6,801
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	131,675	—	131,675
Other	—	11,180	—	11,180
Other mortgage backed debt securities	—	33,688	—	33,688
Obligations of state and political subdivisions	—	110,689	—	110,689
Asset-backed securities	—	36,418	—	36,418
Corporate debt securities	—	42,993	—	42,993
Total debt securities available-for-sale	6,801	366,643	—	373,444
Marketable equity securities	1,699	—	—	1,699
Total recurring fair value measurements	$8,500	$366,643	$—	$375,143

The estimated fair values of equity securities and US Treasury debt securities classified as Level 1 are derived from quoted market prices in active markets; the equity securities consist mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Company does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2023 or 2022.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

Periodically, non-recurring adjustments may be applied to the carrying value of loans based on the fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments can also include certain specific allocation amounts for individually evaluated collateral-dependent loans as calculated when establishing the allowance for credit losses. The Company’s valuation procedure for any individually evaluated loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end unless the Board of Directors waives such requirement for a specific loan, in favor of obtaining a Certificate of Inspection instead, defined as an internal evaluation completed by the Company. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For individually evaluated loans less than $250,000 upon classification and annually at year end, the Company completes a Certificate of Inspection, which includes an onsite inspection, and considers value indicators such as insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations.These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the individually evaluated loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2023 and 2022.

Following the adoption of ASU No. 2016-13, at March 31, 2023, individually evaluated loans measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at March 31, 2023
Individually evaluated loans:
Commercial Real Estate	$—	$—	$2,340	$2,340
Residential Real Estate	—	—	30	30
Total individually evaluated loans	$—	$—	$2,370	$2,370

Prior to the adoption of ASU No. 2016-13, at December 31, 2022, impaired loans measured at fair value on a nonrecurring basis were as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2022
Impaired loans:
Commercial Real Estate	$—	$—	$5,167	$5,167
Residential Real Estate	—	—	30	30
Total impaired loans	$—	$—	$5,197	$5,197

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022.

The Company’s foreclosed asset valuation procedure requires an appraisal or a Certificate of Inspection, which considers the sales prices of similar properties in the proximate vicinity, to be completed periodically with the exception of those cases in which the Bank has obtained a sales agreement. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. There were no transfers between valuation levels in 2023 and 2022.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements

Post-ASU No. 2016-13 Adoption:	Fair Value				Weighted
March 31, 2023	Estimate	Valuation Technique	Unobservable Input	Range	Average
Individually evaluated loans - collateral dependent	$2,370	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(0%) – (5%)	(5%)

Pre-ASU No. 2016-13 Adoption:
December 31, 2022
Impaired loans - collateral dependent	$2,370	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(0%) – (5%)	(5%)
Impaired loans - other	$2,827	Discounted cash flow	Discount rate	(4%) – (7%)	(6%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at March 31, 2023
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$11,278	$11,278	$—	$—	$11,278
Interest-bearing deposits in other banks	1,035	—	1,035	—	1,035
Restricted investment in bank stocks	8,352	—	8,352	—	8,352
Net loans	855,041	—	—	827,192	827,192
Mortgage servicing rights	304	—	—	304	304
Accrued interest receivable	4,035	—	4,035	—	4,035

FINANCIAL LIABILITIES:
Demand, savings and other deposits	748,848	—	748,848	—	748,848
Time deposits	199,067	—	195,062	—	195,062
Short-term borrowings	179,907	—	179,939	—	179,939
Long-term borrowings	25,000	—	24,435	—	24,435
Subordinated debentures	25,000	—	22,990	—	22,990
Accrued interest payable	1,289	—	1,289	—	1,289

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2022
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,441	$9,441	$—	$—	$9,441
Interest-bearing deposits in other banks	1,297	—	1,297	—	1,297
Restricted investment in bank stocks	7,136	—	7,136	—	7,136
Net loans	850,195	—	—	810,104	810,104
Mortgage servicing rights	319	—	—	319	319
Accrued interest receivable	4,391	—	4,391	—	4,391

FINANCIAL LIABILITIES:
Demand, savings and other deposits	827,399	—	827,399	—	827,399
Time deposits	166,100	—	160,472	—	160,472
Short-term borrowings	153,418	—	153,209	—	153,209
Long-term borrowings	25,000	—	24,090	—	24,090
Subordinated debentures	25,000	—	22,365	—	22,365
Accrued interest payable	563	—	563	—	563

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of March 31, 2023 and December 31, 2022, the fair value of trust assets under management was $113,687,000 and $111,172,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 12 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At March 31, 2023 and 2022, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Three Months Ended
	March 31,
	2023	2022
Net income	$1,357	$3,543
Weighted-average common shares outstanding	6,019	5,947
Basic and diluted earnings per share	$0.23	$0.60

NOTE 13 — GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $19,133,000 at March 31, 2023 and December 31, 2022.

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

Goodwill was evaluated for impairment at December 31, 2022, and it was determined that goodwill was not impaired. Management evaluated the need for an interim goodwill impairment analysis and determined that there were no triggering events or negative factors affecting goodwill since the previous test that would indicate goodwill was impaired as of March 31, 2023.

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

CRITICAL ACCOUNTING POLICIES

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the consolidated financial statements included in the 2022 Annual Report on Form 10-K.

Effective January 1, 2023, the Company elected to adopt ASU No. 2016-13, referred to as CECL. Please refer to Note 2- Recent Accounting Standards Updates, Note 3- Securities, and Note 4- Loans and Allowance for Credit Losses for updates reflecting the adoption of ASU No. 2016-13. These Notes supplement updates to the accounting policies previously disclosed in Note 1- Summary of Significant Accounting Policies of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

Quarter ended March 31, 2023 compared to quarter ended March 31, 2022

First Keystone Corporation realized earnings for the three months ended March 31, 2023 of $1,357,000, a decrease of $2,186,000, or 61.7% from the first quarter of 2022. The decrease in net income for the three months ended March 31, 2023 was primarily due to increases in interest paid on deposits, interest paid on short-term borrowings through the Federal Home Loan Bank, and salaries and employee benefits expenses, as well as a reduction in PPP fees.

On a per share basis, for the three months ended March 31, 2023, net income was $0.23 versus $0.60 for the same three month period of 2022. Cash dividends amounted to $0.28 per share for the three months ended March 31, 2023 and 2022.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest and loan fee income less interest expense. In the three months ended March 31, 2023, interest income amounted to $13,307,000, an increase of $2,678,000 or 25.2% from the three months ended March 31, 2022, while interest expense amounted to $5,503,000 in the three months ended March 31, 2023, an increase of $4,330,000 or 369.1% from the three months ended March 31, 2022. As a result, net interest income decreased $1,652,000 or 17.5% to $7,804,000 from $9,456,000 for the same period in 2022.

The Company’s net interest margin for the three months ended March 31, 2023 was 2.61% compared to 3.19% for same period in 2022. The decrease in net interest margin was primarily a result of increased rates paid on deposit products and short-term borrowings.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the three months ended March 31, 2023 and 2022 was $0 and $219,000, respectively. The decrease in the provision for credit losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for credit losses for the three months ended March 31, 2023 is also reflective of management’s assessment of the continued credit risk associated with the uncertainty surrounding geopolitical and economic concerns. Charge-off and recovery activity in the allowance for credit losses resulted in net charge-offs of $13,000 for the three months ended March 31, 2023 and net recoveries of $38,000 for the the three months ended March 31, 2022. See Allowance for Credit Losses on page 45 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,452,000 for the three months ended March 31, 2023, as compared to $1,389,000 for the same period in 2022, an increase of $63,000, or 4.5%.

Net securities losses decreased $7,000 to ($56,000) for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease was mainly due to to the Company recognizing $63,000 in net losses on held equity securities in the first quarter of 2022 as compared to recognizing $155,000 in net losses on held equity securities and $99,000 in net gains on the sales of taxable municipal debt securities in the first quarter of 2023. Trust department income decreased $20,000 or 8.0% to $230,000 for the three months ended March 31, 2023 as compared to the same period in 2022.

Service charges and fee income increased $16,000 or 3.1%. The increase was mainly due to increases in overdraft fees as compared to the same period in 2022. ATM fees and debit card income increased $23,000 or 4.5% to $532,000 for the three months ended March 31, 2023 due to increased transaction volume.

Net gains (losses) on sales of mortgage loans increased $51,000 or 150.0% to $17,000. In the prior year, many of the loans sold in the first quarter were sold at a loss. Other non-interest income decreased $15,000 or 21.4% to $55,000 for the three months ended March 31, 2023. The decrease was due to lower retail investment income as income from annuities was lower in the first quarter of 2023 as compared to the same period in 2022.

NON-INTEREST EXPENSE

Total non-interest expense was $7,753,000 for the three months ended March 31, 2023, as compared to $6,516,000 for the three months ended March 31, 2022.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $4,386,000 or 56.6% of total non-interest expense for the three months ended March 31, 2023, as compared to $3,554,000 or 54.5% for the three months ended March 31, 2022. The increase was mainly due to increased costs associated with medical insurance plus normal merit increases for employees, filling existing open positions, plus new hires as compared to the same period in 2022.

Net occupancy, furniture and equipment, and computer expense amounted to $1,043,000 for the three months ended March 31, 2023, an increase of $26,000 or 2.6% which was mainly due to higher rent costs associated with a new leased branch location and higher utility costs. Professional services increased $137,000 or 46.0% to $435,000 as of March 31, 2023. The increase was mainly the result increased accounting expense related to the adoption of ASU 2016-13 along with an increase in legal fees related to a customer’s estate. Pennsylvania shares tax expense amounted to $241,000 for the three months ended March 31, 2023, a decrease of $83,000 or 25.6% as compared to the three months ended March 31, 2022. This increase was due to lower equity due to the unrealized loss position in the securities portfolio at December 31, 2022.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense amounted to $176,000 for the three months ended March 31, 2023, an increase of $39,000 or 28.5% as compared to the same period in 2022. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $307,000 for the three months ended March 31, 2023, an increase of $179,000 or 139.8% as compared to the three months ended March 31, 2022. This increase was result of third party pricing increases, increased debit card transaction volume, increased ATM fraud and credits that were used to lower third party costs in the first quarter of 2022. Data processing expenses amounted to $312,000 for the three months ended March 31, 2023 as compared to $258,000 for the same period of 2022, an increase of $54,000 or 20.9%. This increase was mainly the result of third party pricing increases and credits used to lower third party costs in the first quarter of 2022.

Advertising expense amounted to $74,000 in the first quarter of 2023, an increase of $2,000 or 2.8% as compared to the three months ended March 31, 2023. Other non-interest expense amounted to $779,000 for the three months ended March 31, 2023, an increase of $51,000 or 7.0% as compared to 2022 mainly due to an increase in the provision for unfunded commitments as a result of increased funding and loss rates utilized in the methodology upon the adoption of ASU 2016-13 in 2023.

INCOME TAXES

Income tax expense amounted to $146,000 for the three months ended March 31, 2023, as compared to $567,000 for the three months ended March 31, 2022, a decrease of $421,000. The effective total income tax rate was 9.7% for the three months ended March 31, 2023 as compared to 13.8% for the three months ended March 31, 2022. The decrease in the effective tax rate was mainly due to lower overall income. The Company recognized $58,000 and $74,000 of tax credits from low-income housing partnerships in the three months ended March 31, 2023 and 2022, respectively.

FINANCIAL CONDITION

SUMMARY

Total assets decreased to $1,310,647,000 as of March 31, 2023, a decrease of $18,547,000 from year-end 2022. Total assets as of December 31, 2022 amounted to $1,329,194,000.

Total debt securities available-for-sale decreased $27,174,000 or 7.3% to $346,270,000 as of March 31, 2023 from December 31, 2022. The decrease was mainly due to the sales of tax-exempt municipals and principal paydowns.

Total loans increased $3,714,000 or 0.4% to $862,183,000 as of March 31, 2023 from December 31, 2022. Loan demand grew slightly in the three months ended March 31, 2023 as the Bank has realized an increase in loan originations, primarily in the Real Estate portfolio.

Total deposits decreased $45,584,000 or 4.6% to $947,915,000 as of March 31, 2023 from December 31, 2022. The decrease was mainly due to a decrease in both non-interest and interest bearing deposits, primarily municipal deposits.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the three months ended March 31, 2023 by $26,489,000 to $204,907,000 from $178,418,000 as of December 31, 2022. Borrowings increased mainly due to decreased deposit balances and growth in the loan portfolio.

Total stockholders’ equity amounted to $125,026,000 at March 31, 2023, an increase of $4,640,000 or 3.9% from December 31, 2022 due to an increase in the market value of the securities portfolio.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 93.3% at March 31, 2023 and 94.4% at March 31, 2022. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

Our primary earning asset, total loans, increased to $862,183,000 as of March 31, 2023, up $3,714,000, or 0.4% since year-end 2022. The loan portfolio continues to be well diversified. Non-performing assets decreased since year-end 2022, and overall asset quality has remained consistent. Total non-performing assets were $5,169,000 as of March 31, 2023, a decrease of $190,000, or 3.5% from $5,359,000 reported in non-performing assets as of December 31, 2022. Total allowance for credit losses to total non-performing assets was 138.14% as of March 31, 2023 and 154.39% at December 31, 2022. See the Non-Performing Assets section on page 48 for more information.

In addition to loans, another primary earning asset is our overall securities portfolio, which decreased in size from December 31, 2022 to March 31, 2023. Debt securities available-for-sale amounted to $346,270,000 as of March 31, 2023, a decrease of $27,174,000 from year-end 2022. The decrease in debt securities available-for-sale is mainly due to the sales of $23,131,000 of tax-exempt municipals during the first quarter of 2023. There were also principal paydowns on debt securities of $7,665,000 offset by an increase in the market value of the portfolio of $4,782,000 during the quarter ended March 31, 2023.

Interest-bearing deposits in other banks decreased as of March 31, 2023, to $1,035,000 from $1,297,000 at year-end 2022 due to decreased cash held at the Federal Home Loan Bank.

LOANS

Total loans increased to $862,183,000 as of March 31, 2023 as compared to $858,469,000 as of December 31, 2022. The table on page 21 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans increased by $3,714,000 or 0.4%.

Steady demand for borrowing by businesses accounted for the 0.4% increase in the loan portfolio from December 31, 2022 to March 31, 2023. The Real Estate portfolio increased $2,180,000 or 0.30% from $764,880,000 at December 31, 2022 to $767,060,000 at March 31, 2023. The increase in the Real Estate portfolio for the three months ended March 31, 2023 was mainly the result of $16,448,000 in new loan originations, which were offset by loan payoffs of $8,449,000 and a decrease of $1,447,000 in utilization of existing real estate lines of credit, along with regular principal payments and other typical fluctuations in the Real Estate portfolio. The Agricultural portfolio decreased $77,000 or 9.0% from $860,000 at December 31, 2022 to $783,000 at March 31, 2023. The decrease in the Agricultural portfolio was mainly the result of a decrease of $71,000 in utilization of existing agricultural-related lines of credit during the three months ended March 31, 2023, along with regular principal payments. There were no new agricultural loans originated during the three months ended March 31, 2023 and payoffs of agricultural loans for the three months ended March 31, 2023 did not have a material impact on the change in the portfolio balance. Overall, the Commercial and Industrial portfolio increased $2,203,000 from $56,077,000 or 3.9% from December 31, 2022 to $58,280,000 at March 31, 2023. The increase in the Commercial and Industrial portfolio during the three months ended March 31, 2023 was mainly attributable to the portion of the Commercial and Industrial portfolio excluding PPP loans which increased $2,215,000 during the three months ended March 31, 2023. The increase was attributable to $4,088,000 in new loan originations, offset by loan payoffs of $422,000 and a decrease of $200,000 in utilization of existing commercial and industrial lines of credit, as well as regular principal payments and other typical amortization in the Commercial and

Industrial portfolio. The portion of the Commercial and Industrial portfolio attributable to PPP loans decreased $12,000 from December 31, 2022 to March 31, 2023. Consumer loans increased $137,000 or 2.4% from $5,707,000 at December 31, 2022 to $5,844,000 at March 31, 2023. The increase is mainly attributable to new loan originations of $921,000, offset by loan payoffs of $415,000 and a decrease of $31,000 in utilization of existing consumer lines of credit, along with regular principal payments. The State and Political Subdivisions portfolio decreased $729,000 or 2.40% from $30,945,00 at December 31, 2022 to $30,216,000 at March 31, 2023. The decrease is mainly the result of $630,000 in loan payoffs for the three months ended March 31, 2023 along with regular principal payments. There were no new state and political loans originated during the three months ended March 31, 2023.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $840,346,000 or 97.6% of gross loans are graded Pass; $634,000 or 0.1% are graded Special Mention; $20,044,000 or 2.3% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Credit Losses for risk grading tables.

Overall, non-pass grades decreased to $20,678,000 at March 31, 2023, as compared to $20,935,000 at December 31, 2022. Commercial and Industrial non-pass grades decreased to $716,000 as of March 31, 2023 as compared to $725,000 as of December 31, 2022. Real Estate non-pass grades decreased to $19,962,000 as of March 31, 2023 as compared to $20,210,000 as of December 31, 2022.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	March 31,	December 31,
	2023	2022
Real Estate	$767,060	$764,880
Agricultural	783	860
Commercial and Industrial	58,280	56,077
Consumer	5,844	5,707
State and Political Subdivisions	30,216	30,945
Total Loans	$862,183	$858,469

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses constitutes the amount available to absorb losses within the loan portfolio. As of March 31, 2023, the allowance for credit losses was $7,142,000 as compared to $8,274,000 as of December 31, 2022. The allowance for credit losses is established through a provision for credit losses charged to expenses. Loans are charged against the allowance for possible credit losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

Management performs a quarterly analysis to determine the adequacy of the allowance for credit losses. The methodology in determining adequacy incorporates quantitative and qualitative allocations together with a risk/loss analysis on various segments of the portfolio according to an internal loan review process. This assessment results in an allocated allowance. Management maintains its loan review and loan classification standards consistent with those of its regulatory supervisory authority.

Management considers, based upon its methodology, that the allowance for credit losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Company’s allowance for credit losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. Upon adoption of ASU No. 2016-13 in the first quarter of 2023, the qualitative factors used in the allowance calculation were adjusted from five loan pools utilized under previous methodology to fifteen loan segmentation pools aligning with the segmentation of the quarterly call report. There were no material increases or decreases in the qualitative factors arising from the realigning of the qualitative factor pools/segments and no additional qualitative factor adjustments were deemed necessary for the first quarter of 2023.

The Analysis of Allowance for Credit Losses table contains an analysis of the allowance for credit losses indicating charge-offs and recoveries for the three months ended March 31, 2023 and 2022. Net charge-offs as a percentage of average loans was 0.002% for the three months ended March 31, 2023 and net recoveries as a percentage of average loans was 0.005% as of March 31, 2022. Net charge-offs amounted to $13,000 the three months ended March 31, 2023 as compared to net recoveries of $38,000 for the three months ended March 31, 2022.

For the three months ended March 31, 2023, the provision for credit losses was $0 as compared to $219,000 for the three months ended March 31, 2022. The provision, net of charge-offs and recoveries, resulted in the quarter end allowance for credit losses of $7,142,000 of which 3.7% was attributed to the Commercial and Industrial component; 94.3% attributed to the Real Estate component; 0.7% attributed to the State and Political Subdivision component; and 1.3% attributed to the Consumer component (refer to the activity in Note 4 – Loans and Allowance for Credit Losses on page 13). The Company determined that the balance of the allowance for credit losses during the current quarter was sufficient to cover the estimated potential credit losses for the remaining balance of financial assets in the loan portfolio as of March 31, 2023 which resulted in no additional provision for credit losses for the three months ended March 31, 2023.

Analysis of Allowance for Credit Losses (Post-Adoption of ASU No. 2016-13)

(Dollars in thousands)
March 31,
As of and for the three months ended:	2023
Balance at prior year-end	$8,274
CECL adoption adjustment	(1,119)
Beginning balance	7,155

Charge-offs:
Real Estate	—
Agricultural	—
Commercial and Industrial	—
Consumer	17
State and Political Subdivisions	—
17
Recoveries:
Real Estate	1
Agricultural	—
Commercial and Industrial	1
Consumer	2
State and Political Subdivisions	—
4

Net charge-offs	13
Additions charged to operations	—
Balance at end of period	$7,142

Ratio of net charge-offs during the period to average loans outstanding during the period	0.002%
Allowance for credit losses to average loans outstanding during the period	0.831%

Analysis of Allowance for Credit Losses (Pre-Adoption of ASU No. 2016-13)

(Dollars in thousands)	March 31,
As of and for the three months ended:	2022
Beginning balance	$8,680

Charge-offs:
Commercial and Industrial	—
Commercial Real Estate	—
Residential Real Estate	—
Consumer	2
2
Recoveries:
Commercial and Industrial	1
Commercial Real Estate	38
Residential Real Estate	1
Consumer	—
40

Net recoveries	(38)
Additions charged to operations	219
Balance at end of period	$8,937

Ratio of net recoveries during the period to average loans outstanding during the period	(0.005)%
Allowance for credit losses to average loans outstanding during the period	1.167%

It is the policy of management and the Company’s Board of Directors to make a provision for both identified and unidentified losses inherent in its loan portfolio. A provision for credi losses is charged to operations based upon an evaluation of the potential losses in the loan portfolio. This evaluation takes into account such factors as portfolio concentrations, delinquency trends, trends of non-accrual and classified loans, economic conditions, and other relevant factors.

The loan review process, which is conducted quarterly, is an integral part of the Bank’s evaluation of the loan portfolio. A detailed quarterly analysis to determine the adequacy of the Company’s allowance for credit losses is reviewed by the Board of Directors.

With the Bank’s manageable level of net charge-offs and recoveries along with the additions to the reserve from the provision out of operations, the allowance for credit losses as a percentage of year-to-date average loans amounted to 0.831% and 1.167% at March 31, 2023 and 2022, respectively.

NON-PERFORMING ASSETS

The table on page 51 details the Company’s non-performing assets and individually evaluated loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $5,169,000 as of March 31, 2023, as compared to $5,359,000 as of December 31, 2022. The economy remains unstable. Inflation has receded in recent months but remains at a high level, and is well above the Federal Reserve’s target rate of 2%. The war between Ukraine and Russia continues to produce worldwide consternation. The continued backing by the United States, both monetary and weapons, to Ukraine to support the NATO initiative has been a strain on the economy. The unemployment rate is still low even though it has begun to slowly increase over the last two quarters, and the labor force participation rate remains low. The need for workers has driven wages up in most sectors. Attempting to rein in inflation has proven to be a very difficult task. The OPEC nations slashing the daily output of oil, and the recent failures of two very large banks have proven to be large factors in the attempts to control inflation. Values of new and used homes and automobiles have come back down, but higher interest rates have greatly curtailed borrowing. The Federal Reserve has indicated a plan to potentially further raise interest rates if inflation does not continue to decrease, but expects at a minimum to hold rates steady through the end of the year. These forces have had a direct effect on the Company’s non-performing assets. The Company is closely monitoring all segments of its loan portfolio because of the current uncertain economic environment. Non-accrual loans totaled $5,037,000 as of March 31, 2023, as compared to $5,051,000 as of December 31, 2022. There were no foreclosed assets held for resale as of March 31, 2023 and December 31, 2022. There was one loan past-due 90 days or more and still accruing interest at March 31, 2023 that carried a balance of $132,000 which was well-secured by residential real estate and in the process of collection, compared to December 31, 2022 when there were three loans carrying an aggregate balance of $308,000 that were past-due 90 days or more and still accruing interest. The loan past-due 90 days or more and still accruing interest as of December 31, 2022 consisted of three real estate loans, all of which were well secured and in the process of collection.

Non-performing assets to total loans was 0.60% at March 31, 2023 and 0.62% at December 31, 2022. Non-performing assets to total assets was 0.39% at March 31, 2023 and 0.40% at December 31, 2022. The allowance for credit losses to total non-performing assets was 138.14% as of March 31, 2023 as compared to 154.39% as of December 31, 2022. Additional detail can be found on page 51 in the Non-Performing Assets and Individually Evaluated Loans (Post-Adoption of ASU No. 20016-13) and Non-Performing Assets to Impaired Loans (Pre-Adoption of ASU No. 2016-13) tables and page 25 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation effortsand engages an annual external loan review.

Performing substandard loans which have not been designated for individual impairment have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not designated for individual impairment amounted to $15,007,000 at March 31, 2023.

Individually evaluated loans were $5,346,000 at March 31, 2023 and $11,207,000 at December 31, 2022. The largest individually evaluated loan relationship at March 31, 2023 consisted of a non-performing loan to a student housing holding company which is secured by commercial real estate. At March 31, 2023, the loan carried a balance of $2,340,000, net of $1,989,000 that had been charged off to date. The second largest individually evaluated loan relationship at March 31, 2023 consisted of five non-performing loans to a plastic processing company focused on non-post-consumer recycling. Three loans are classified in the Commercial and Industrial portfolio and two loans are secured by commercial real estate. The loans carried an aggregate balance of $1,081,000 at March 31, 2023. The third largest individually evaluated loan relationship at March 31, 2023 consisted of a non-performing loan to the owner of a golf course and catering venue which is secured by commercial real estate. At March 31, 2023, the loan carried a balance of $582,000.

The Company determines the need for individual evaluation of loans based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $5,346,000 in individually evaluated loans at March 31, 2023, none were located outside of the Company’s primary market area.

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

Improving loan quality is a priority. The Company actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2023. Excluding the assets disclosed in the Non-Performing Assets and Individually Evaluated Loans (Post-Adoption of ASU No. 2016-13) and Non-Performign Assets and Impaired Loans (Pre-Adoption of ASU No. 2016-13) tables below, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

The economic climate remains in a very frail state. The war between Ukraine and Russia, inflationary pressures, OPEC cutting the oil supply, large bank failures, a slow increase in the unemployment rate, and recission concerns has exacerbated the difficulties in the national and state economy, and experts at all levels are attempting to calculate the intermediate or long term affects. The Company may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of individually evaluated loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Company’s allowance for credit losses could be required. The extent of the impact of these stressors on the Company’s operational and financial performance will depend on certain developments including inflationary controls enacted, the labor force, supply bottlenecks, the longevity of the war, and the effectiveness in controlling the lingering effects of the COVID-19 outbreak, etc. and any after-effects of these factors. These factors may not immediately impact the Company’s operational and financial performance, as the effects of these factors may lag into the future. The Company is also susceptible to the impact of economic and fiscal policy factors that may evolve in the current economic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of March 31, 2023 and December 31, 2022, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Individually Evaluated Loans (Post-Adoption of ASU No. 2016-13)

(Dollars in thousands)	March 31,
2023
Non-performing assets
Non-accrual loans	$5,037
Foreclosed assets held for resale	—
Loans past-due 90 days or more and still accruing interest	132
Total non-performing assets	$5,169

Individually evaluated loans
Non-accrual loans	$5,037
Other Individually Evaluated loans	309
Total individually evaluated loans	5,346
Allocated allowance for credit losses	—
Net investment in individually evaluated loans	$5,346

Individually evaluated loans with a valuation allowance	$—
Individually evaluated loans without a valuation allowance	5,346
Total individually evaluated loans	$5,346

Allocated valuation allowance as a percent of individually evaluated loans	—%
Individually evaluated loans to total loans	0.62%
Non-performing assets to total loans	0.60%
Non-performing assets to total assets	0.39%
Allowance for credit losses to individually evaluated loans	133.57%
Allowance for credit losses to total non-performing assets	138.14%

Non-Performing Assets and Impaired Loans (Pre-Adoption of ASU No. 2016-13)

(Dollars in thousands)	December 31,
2022
Non-performing assets
Non-accrual loans	$5,051
Foreclosed assets held for resale	—
Loans past-due 90 days or more and still accruing interest	308
Total non-performing assets	$5,359

Impaired loans
Non-accrual loans	$5,051
Accruing TDRs	6,156
Total impaired loans	11,207
Allocated allowance for credit losses	—
Net investment in impaired loans	$11,207

Impaired loans with a valuation allowance	$—
Impaired loans without a valuation allowance	11,207
Total impaired loans	$11,207

Allocated valuation allowance as a percent of impaired loans	—%
Impaired loans to total loans	1.31%
Non-performing assets to total loans	0.62%
Non-performing assets to total assets	0.40%
Allowance for credit losses to impaired loans	73.83%
Allowance for credit losses to total non-performing assets	154.39%

Real estate mortgages comprise 89.0% of the loan portfolio as of March 31, 2023, as compared to 89.1% as of December 31, 2022. Real estate mortgages consist of both loans secured by residential and commercial real estate. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential component of the real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The loans secured by commercial real estate typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its individually evaluated loans continues to be mitigated by collateral positions on these loans. The allocated allowance for credit losses associated with individually evaluated loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS, OTHER BORROWED FUNDS AND SUBORDINATED DEBT

Consumer and commercial retail deposits are attracted primarily by the Bank’s nineteen full service office locations and through its internet banking presence. The Bank offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Bank regularly reviews competing financial institutions’ interest rates, especially when establishing interest rates on certificates of deposit and municipal deposits.

Total deposits decreased $45,584,000 to $947,915,000 as of March 31, 2023 as non-interest bearing deposits decreased by $2,133,000 and interest bearing deposits decreased by $43,451,000 from year-end 2022. The decrease in deposits was the result of a $38,711,000 decrease in municipal deposits and other normal fluctuations. Total short-term and long-term borrowings increased to $204,907,000 as of March 31, 2023, from $178,418,000 at year-end 2022, an increase of $26,489,000 or 14.8%. The increase in total borrowings was mainly the result of increased short-term borrowings due to decreased deposits and growth in the loan portfolio.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the three months ended March 31, 2023, net income less dividends paid decreased capital by $328,000. The decrease was offset by a one-time cumulative effect adjustment to retained earnings in the amount of $728,000 upon the adoption of ASU 2016-13. Accumulated other comprehensive (loss) income derived from net unrealized gains on debt securities available-for-sale also impacts capital. At December 31, 2022 accumulated other comprehensive loss was ($29,558,000). Accumulated other comprehensive loss stood at ($25,780,000) at March 31, 2023, an increase of $3,778,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s securities portfolio, as well as its decision to sell securities at a gain or loss. The fluctuations from net unrealized gains on debt securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,611 shares of common stock as treasury stock at March 31, 2023 and December 31, 2022, respectively. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of March 31, 2023 and December 31, 2022.

Total stockholders’ equity was $125,026,000 as of March 31, 2023, and $120,386,000 as of December 31, 2022.

At March 31, 2023 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of March 31, 2023 and December 31, 2022:

			To Be Well
			Capitalized
			Under Prompt
	March 31,	December 31,	Corrective Action
	2023	2022	Regulations
Tier 1 leverage ratio (to average assets)	10.59%	10.38%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	15.36%	15.24%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.36%	15.24%	8.00%
Total risk-based capital ratio	16.17%	16.15%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of March 31, 2023, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At March 31, 2023 the Company had $504,376,000 in maximum borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings, and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $9,749,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $20,734,000 at March 31, 2023.

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

Net cash flows used in operating activities were $2,827,000 for the three months ended March 31, 2023, compared to net cash flows provided by operating activities of $5,448,000 for the three months ended March 31, 2022. Net income amounted to $1,357,000 for the three months ended March 31, 2023 and $3,543,000 for the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, net premium amortization on securities amounted to $400,000 and $838,000, respectively. Net gains on sales of mortgage loans amounted to $17,000 for the three months ended March 31, 2023, compared to net losses on sales of mortgage loans of $34,000 for the three months ended March 31, 2022. Originations of mortgage loans originated for resale exceeded proceeds (net of gains/losses) from sales of mortgage loans originated for resale by $27,000 for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 when proceeds (net of gains/losses) from sales of mortgage loans exceeded originations of mortgage loans originated for resale by $1,228,000. Net securities losses amounted to $56,000 and $63,000 for the three months ended March 31, 2023 and 2022, respectively. Accrued interest receivable decreased by $356,000 and $40,000 during the three months ended March 31, 2023 and 2022, respectively. Other assets increased by $706,000 and $655,000 during the three months ended March 31, 2023 and 2022, respectively. Accrued interest payable increased by $726,000 during the three months ended March 31, 2023, compared to an increase of $255,000 during the three months ended March 31, 2022. Other liabilities decreased by $5,125,000 during the three months ended March 31, 2023 and decreased by $347,000 during the three months ended March 31, 2022.

Investing activities provided cash of $24,775,000 during the three months ended March 31, 2023, compared to the three months ended March 31, 2022 when investing activities used cash of $48,070,000. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) provided cash of $31,655,000 during the three months ended March 31, 2023 and used cash of $19,679,000 during the three months ended March 31, 2022. Changes in restricted investment in bank stocks used cash of $1,216,000 and $1,130,000 during the three months ended March 31, 2023 and 2022, respectively. Net cash used to originate loans amounted to $3,683,000 for the three months ended March 31, 2023, compared to $27,411,000 for the three months ended March 31, 2022. Purchases of premises and equipment used cash of $868,000 and $97,000 during the three months ended March 31, 2023 and 2022, respectively. Purchase of investment in real estate ventures used cash of $1,113,000 during the three months ended March 31, 2023, compared to $0 for the three months ended March 31, 2022.

Financing activities used cash of $20,373,000 and $8,817,000 during the three months ended March 31, 2023 and 2022, respectively. Deposits decreased by $45,584,000 during the three months ended March 31, 2023, compared to a decrease of $32,492,000 during the three months ended March 31, 2022. Short-term borrowings increased by $26,489,000 and $24,954,000 during the three months ended March 31, 2023 and 2022, respectively. Dividends paid amounted to $1,685,000 for the three months ended March 31, 2023, compared to $1,665,000 for the three months ended March 31, 2022.

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

Increases in the level of interest rates also may adversely affect the fair value of the Company’s securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in further decreases in the fair value of the Company’s interest-earning assets, which could adversely affect the Company’s results of operations if sold, or, in the case of interest-earning assets classified as available-for-sale, the Company’s stockholders’ equity, if retained. Under FASB ASC 320-10, Investments – Debt Securities, changes in the unrealized gains and losses, net of taxes, on debt securities classified as available-for-sale are reflected in the Company’s stockholders’ equity. The Company does not own any trading assets.

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of rates on assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at March 31, 2023.

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

The table below presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 14.67%, 28.36% and 40.90% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 11.89% and 22.88% in the 100 and 200 basis point decreasing rate scenarios presented. All of these forecasts are within the Company’s one year policy guidelines, aside from the 200 basis point immediate increase scenario at (28.36)% and the 300 basis point immediate increase scenario at (40.90)% vs. the policy limits of (20.00)% and (25.00)%, respectively.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current interest rate environment with federal funds trading in the 475-500 basis point range and many deposit accounts still lagging at markedly lower rates. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the three months ended March 31, 2023, the cost of interest-bearing liabilities averaged 2.29%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 4.40%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At March 31, 2023, net present value is projected to decrease 2.71%, 8.61%, and 16.25% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. Additionally, the 100 and 200 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 3.75% and 16.10%, respectively. All scenarios presented are within the Company’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Income Simulation Projection
+300 bp Shock vs. Stable Rate	(40.90)%
+200 bp Shock vs. Stable Rate	(28.36)%
+100 bp Shock vs. Stable Rate	(14.67)%
Flat rate
‒100 bp Shock vs. Stable Rate	11.89%
‒200 bp Shock vs. Stable Rate	22.88%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(16.25)%
+200 bp Shock vs. Stable Rate	(8.61)%
+100 bp Shock vs. Stable Rate	(2.71)%
Flat rate
‒100 bp Shock vs. Stable Rate	(3.75)%
‒200 bp Shock vs. Stable Rate	(16.10)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)

Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

b)

Changes in internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Although the Company is subject to various claims and legal actions that occur from time to time in the ordinary course of business, the Company is not party to any pending legal proceedings that management believes could have a material adverse effect on its business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Recent negative developments affecting the banking industry, including recent bank failures or concerns regarding liquidity, have eroded customer confidence in the banking system and may have a material adverse effect on the Corporation.

During March and April 2023 three significant bank failures occurred (Silicon Valley Bank, Signature Bank, and First Republic Bank). This was and continues to be accompanied by financial instability at certain additional banks. These bank failures and bank instabilities have created and may continue to create market and other risks, for all financial institutions and banks, including the Corporation. These risks include, but are not limited to:

●	Market risk and loss of confidence in the financial services sector, and/or specific banks;
●	Deterioration of securities and loan portfolios;
●	Deposit volatility and reductions with higher volumes and occurring over shorter periods of time;
●	Increased liquidity demand and utilization of sources of liquidity; and
●	Interest rate volatility and abrupt, sudden and greater than usual rate changes.

These factors individually, or in any combination, could materially and adversely affect:

●	Financial condition;
●	Operations and results thereof; and
●	Stock price.

In addition, the previously mentioned bank failures and instabilities may result in an increase of FDIC deposit insurance premiums and/or result in special FDIC deposit insurance assessments, which also may adversely affect the Corporation’s financial condition, operations, results thereof or stock price. The Corporation cannot predict the impact, timing or duration of such events.

Other than the item listed above, there have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	―	―	―	120,000
February 1 - February 28, 2023	―	―	―	120,000
March 1 - March 31, 2023	―	―	―	120,000
Total	―	―	―	120,000

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

FIRST KEYSTONE CORPORATION
Registrant

May 11, 2023	/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2023	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)