Form 10-Q
period 2023-06-30
FIRST KEYSTONE CORP
filed 2023-08-09
CIK 737875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common Stock, $2 Par Value, 6,064,772 shares as of August 4, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in thousands, except share and per share data)	June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$12,597	$9,441
Interest-bearing deposits in other banks	1,178	1,297
Total cash and cash equivalents	13,775	10,738
Debt securities available-for-sale, at fair value	331,580	373,444
Marketable equity securities, at fair value	1,476	1,699
Restricted investment in bank stocks, at cost	8,617	7,136

Loans	871,239	858,398
Loans held for sale	—	71
Allowance for credit losses	(7,157)	(8,274)
Net loans	864,082	850,195
Premises and equipment, net	19,764	19,024
Operating lease right-of-use assets	1,523	1,541
Accrued interest receivable	4,173	4,391
Cash surrender value of bank owned life insurance	25,691	25,389
Investments in low-income housing partnerships	5,491	3,763
Goodwill	19,133	19,133
Deferred income taxes	8,879	9,129
Other assets	3,715	3,612
TOTAL ASSETS	$1,307,899	$1,329,194

LIABILITIES
Deposits:
Non-interest bearing	$220,519	$231,754
Interest bearing	715,322	761,745
Total deposits	935,841	993,499
Short-term borrowings	193,359	153,418
Long-term borrowings	25,000	25,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	2,019	2,029
Accrued interest payable	1,171	563
Other liabilities	4,324	9,299
TOTAL LIABILITIES	1,186,714	1,208,808

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of June 30, 2023 and December 31, 2022; issued 0 as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of June 30, 2023 and December 31, 2022; issued 6,296,383 as of June 30, 2023 and 6,250,763 as of December 31, 2022; outstanding 6,064,772 as of June 30, 2023 and 6,019,152 as of December 31, 2022	12,593	12,502
Surplus	43,217	42,439
Retained earnings	100,600	100,712
Accumulated other comprehensive loss	(29,516)	(29,558)
Treasury stock, at cost, 231,611 shares as of June 30, 2023 and December 31, 2022	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	121,185	120,386
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,307,899	$1,329,194

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

INTEREST INCOME
Interest and fees on loans	$10,379	$8,486	$20,290	$16,662
Interest and dividend income on securities:
Taxable	2,833	1,716	5,701	3,287
Tax-exempt	261	849	611	1,685
Dividends	12	11	24	24
Dividend income on restricted investment in bank stocks	162	49	326	70
Interest on interest-bearing deposits in other banks	4	—	6	12
Total interest income	13,651	11,111	26,958	21,740
INTEREST EXPENSE
Interest on deposits	3,833	706	6,884	1,391
Interest on short-term borrowings	2,302	182	4,349	210
Interest on long-term borrowings	134	168	266	358
Interest on subordinated debt	274	274	547	544
Total interest expense	6,543	1,330	12,046	2,503
Net interest income	7,108	9,781	14,912	19,237
Provision for credit losses	34	218	34	437
Net interest income after provision for credit losses	7,074	9,563	14,878	18,800
NON-INTEREST INCOME
Trust department	248	268	478	518
Service charges and fees	571	549	1,096	1,058
Increase in cash surrender value of life insurance	153	148	302	296
ATM fees and debit card income	566	558	1,098	1,067
Net gains (losses) on sales of mortgage loans	17	—	34	(34)
Net securities losses	(69)	(68)	(125)	(131)
Other	53	59	108	129
Total non-interest income	1,539	1,514	2,991	2,903
NON-INTEREST EXPENSE
Salaries and employee benefits	3,733	3,462	8,119	7,016
Occupancy, net	559	478	1,087	970
Furniture and equipment expense	156	147	308	302
Computer expense	406	358	769	728
Professional services	346	370	781	668
Pennsylvania shares tax	241	324	482	648
FDIC insurance, net	178	120	354	257
ATM and debit card fees	278	242	585	370
Data processing fees	357	251	669	509
Advertising	154	118	228	190
Other	749	725	1,528	1,453
Total non-interest expense	7,157	6,595	14,910	13,111
Income before income tax expense	1,456	4,482	2,959	8,592
Income tax expense	317	660	463	1,227
NET INCOME	$1,139	$3,822	$2,496	$7,365
PER SHARE DATA
Net income per share:
Basic	$0.19	$0.64	$0.41	$1.24
Diluted	0.19	0.64	0.41	1.24
Dividends per share	0.28	0.28	0.56	0.56

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(Dollars in thousands)	Three Months Ended
	June 30,
	2023	2022

Net income	$1,139	$3,822

Other comprehensive loss:
Unrealized net holding losses on debt securities available-for-sale arising during the period, net of income taxes of $(993) and $(2,850), respectively	(3,736)	(10,723)

Less reclassification adjustment for net gains included in net income, net of income taxes of $(0) and $(6), respectively (a) (b)	—	(21)

Total other comprehensive loss	(3,736)	(10,744)

Total Comprehensive Loss	$(2,597)	$(6,922)

(Dollars in thousands)	Six Months Ended
	June 30,
	2023	2022

Net income:	$2,496	$7,365

Other comprehensive income (loss):
Unrealized net holding gains (losses) on debt securities available-for-sale arising during the period, net of income taxes of $32 and $(7,445), respectively	120	(28,006)

Less reclassification adjustment for net gains included in net income, net of income taxes of $(21) and $(6), respectively (a) (b)	(78)	(21)

Total other comprehensive income (loss)	42	(28,027)

Total Comprehensive Income (Loss)	$2,538	$(20,662)

______________________________

(a)	Gross amounts are included in net securities losses on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the consolidated statements of income.

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2023	6,250,763	$12,502	$42,439	$100,712	$(29,558)	$(5,709)	$120,386
Cumulative effect of adoption of ASU No. 2016-13				768			768
Net income				1,357			1,357
Other comprehensive income, net of taxes					3,778		3,778
Issuance of common stock under dividend reinvestment plan	20,787	41	381				422
Dividends - $0.28 per share				(1,685)			(1,685)
Balance at March 31, 2023	6,271,550	$12,543	$42,820	$101,152	$(25,780)	$(5,709)	$125,026
Net Income				1,139			1,139
Other comprehensive loss, net of taxes					(3,736)		(3,736)
Issuance of common stock under dividend reinvestment plan	24,833	50	397				447
Dividends - $0.28 per share				(1,691)			(1,691)
Balance at June 30, 2023	6,296,383	$12,593	$43,217	$100,600	$(29,516)	$(5,709)	$121,185

					Accumulated
(Dollars in thousands, except					Other		Total
per share data)	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Loss	Stock	Equity

Balance at January 1, 2022	6,178,835	$12,358	$40,940	$93,378	$7,588	$(5,709)	$148,555
Net income				3,543			3,543
Other comprehensive loss, net of taxes					(17,282)		(17,282)
Issuance of common stock under dividend reinvestment plan	16,297	32	372				404
Dividends - $0.28 per share				(1,665)			(1,665)
Balance at March 31, 2022	6,195,132	$12,390	$41,312	$95,256	$(9,694)	$(5,709)	$133,555
Net Income				3,822			3,822
Other comprehensive loss, net of taxes					(10,744)		(10,744)
Issuance of common stock under dividend reinvestment plan	17,840	36	379				415
Dividends - $0.28 per share				(1,669)			(1,669)
Balance at June 30, 2022	6,212,972	$12,426	$41,691	$97,409	$(20,438)	$(5,709)	$125,379

See accompanying notes to consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(Dollars in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,496	$7,365
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	34	437
Provision (credit) for credit losses on unfunded commitments	45	(60)
Depreciation and amortization	540	528
Net premium amortization on securities	799	1,633
Deferred income tax expense (benefit)	34	(25)
Common stock issued	856	805
Net (gains) losses on sales of mortgage loans	(34)	34
Proceeds from sales of mortgage loans originated for sale	1,121	4,429
Originations of mortgage loans originated for sale	(1,016)	(6,068)
Net securities losses	125	131
Decrease (increase) in accrued interest receivable	218	(112)
Increase in cash surrender value of bank owned life insurance	(302)	(296)
Net losses on disposals of premises and equipment	2	10
Increase in other assets	(87)	(639)
Amortization of investment in low-income housing partnerships	106	120
Increase in accrued interest payable	608	22
(Decrease) increase in other liabilities	(5,188)	97
NET CASH PROVIDED BY OPERATING ACTIVITIES	357	8,411
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities and debt securities available-for-sale	23,230	170
Proceeds from maturities and redemptions of debt securities available-for-sale	17,987	28,871
Purchases of debt securities available-for-sale	—	(38,324)
Net decrease in time deposits with other banks	—	247
Net change in restricted investment in bank stocks	(1,481)	(3,834)
Net increase in loans	(12,873)	(50,331)
Purchase of premises and equipment	(1,251)	(325)
Purchase of investment in real estate venture	(1,834)	(645)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,778	(64,171)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(57,658)	(84,361)
Net increase in short-term borrowings	39,941	102,346
Repayment of finance lease obligations	(5)	(5)
Repayment of long-term borrowings	—	(10,000)
Dividends paid	(3,376)	(3,334)
NET CASH USED IN (PROVIDED BY) FINANCING ACTIVITIES	(21,098)	4,646

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,037	(51,114)
CASH AND CASH EQUIVALENTS, BEGINNING	10,738	61,338
CASH AND CASH EQUIVALENTS, ENDING	$13,775	$10,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$11,438	$2,481
Income taxes paid	209	949
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Loans transferred from held for sale to held for investment portfolio	—	(6,652)
Common stock subscription receivable	13	14
Right-of-use assets obtained in exchange for lease liabilities	33	35

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and notes thereto included in First Keystone Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2023 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Debt securities not classified as Held-to-Maturity are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as accumulated other comprehensive loss in the consolidated balance sheets and consolidated statements of changes in stockholders’ equity. Management’s decision to sell Available-for-Sale securities is based on changes in economic conditions, controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

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

There was no allowance for credit losses for Available-For-Sale debt securities as of June 30, 2023; therefore, it is not present in the table below. The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as Available-For-Sale were as follows at June 30, 2023 and December 31, 2022:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2023:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,867	$—	$(1,021)	$6,846
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	140,777	—	(15,648)	125,129
Other	9,224	176	(45)	9,355
Other mortgage backed securities	32,341	—	(3,258)	29,083
Obligations of state and political subdivisions	100,161	9	(12,110)	88,060
Asset-backed securities	32,831	7	(794)	32,044
Corporate debt securities	45,741	129	(4,807)	41,063
Total	$368,942	$321	$(37,683)	$331,580

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,853	$—	$(1,052)	$6,801
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	146,707	—	(15,032)	131,675
Other	10,992	233	(45)	11,180
Other mortgage backed securities	36,767	—	(3,079)	33,688
Obligations of state and political subdivisions	125,176	266	(14,753)	110,689
Asset-backed securities	37,526	—	(1,108)	36,418
Corporate debt securities	45,838	183	(3,028)	42,993
Total	$410,859	$682	$(38,097)	$373,444

Securities Available-for-Sale with an aggregate fair value of $247,027,000 at June 30, 2023 and $315,836,000 at December 31, 2022, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $195,838,000 at June 30, 2023 and $241,385,000 at December 31, 2022.

The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below at June 30, 2023. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		June 30, 2023
		Debt Securities Available-For-Sale
(Dollars in thousands)		U.S. Government	Other	Obligations
		Agency &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Sponsored Agency	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$6,245	$1,922	$—	$12,562
Fair value	—	—	6,119	1,911	—	12,587

1 - 5 Years:
Amortized cost	2,898	736	1,746	17,995	—	—
Fair value	2,560	726	1,627	17,231	—	—

5 - 10 Years:
Amortized cost	4,969	14,225	—	22,139	2,049	33,179
Fair value	4,286	14,307	—	19,203	2,039	28,476

After 10 Years:
Amortized cost	—	135,040	24,350	58,105	30,782	—
Fair value	—	119,451	21,337	49,715	30,005	—

Total:
Amortized cost	$7,867	$150,001	$32,341	$100,161	$32,831	$45,741
Fair value	6,846	134,484	29,083	88,060	32,044	41,063
[1]	Mortgage-backed securities are allocated for maturity reporting at their original maturity date.

At June 30, 2023, the Corporation had holdings of securities from one issuer in excess of ten percent of consolidated stockholders’ equity, other than the U.S. Government and U.S. Government Agencies and Corporations. Holdings in Sallie Mae Bank securities had a fair value of $16,095,000 as of June 30, 2023. There were no aggregate holdings of securities with a single issuer (excluding the U.S. Government and U.S. Government Agencies and

Corporations) which exceeded ten percent of consolidated stockholders’ equity at June 30, 2022. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s, Standard and Poor’s or Fitch. The typical exceptions are local issues which are not rated, but are secured by the full faith and credit obligations of the communities that issued these securities.

There were no proceeds from sales of Debt Securities Available-For-Sale for the three months ended June 30, 2023 and 2022. Therefore, there were no gains or losses realized during these periods.

Proceeds from sales of Debt Securities Available-For-Sale for the six months ended June 30, 2023 and 2022 were $23,230,000 and $0, respectively. Gross gains realized on these sales were $447,000 and $0, respectively. Gross losses on these sales were $348,000 and $0 respectively.

The summary below shows the gross unrealized losses and fair value of the Company’s debt securities. Totals are aggregated by investment category where individual securities have been in a continuous loss position for less than 12 months or 12 months or more as of June 30, 2023 and December 31, 2022:

June 30, 2023

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$6,846	$(1,021)	$6,846	$(1,021)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	41,155	(1,097)	83,974	(14,551)	125,129	(15,648)
Other	1,271	(6)	2,623	(39)	3,894	(45)
Other mortgage-backed debt securities	—	—	29,083	(3,258)	29,083	(3,258)
Obligations of state and political subdivisions	3,903	(36)	80,153	(12,074)	84,056	(12,110)
Asset-backed securities	6,302	(5)	21,544	(789)	27,846	(794)
Corporate debt securities	2,812	(298)	32,622	(4,509)	35,434	(4,807)
Total	$55,443	$(1,442)	$256,845	$(36,241)	$312,288	$(37,683)

December 31, 2022

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$6,801	$(1,052)	$6,801	$(1,052)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	61,067	(2,184)	65,174	(12,848)	126,241	(15,032)
Other	1,589	(2)	3,168	(43)	4,757	(45)
Other mortgage-backed debt securities	16,167	(962)	17,521	(2,117)	33,688	(3,079)
Obligations of state and political subdivisions	56,565	(5,881)	35,704	(8,872)	92,269	(14,753)
Asset-backed securities	24,136	(405)	12,282	(703)	36,418	(1,108)
Corporate debt securities	15,827	(1,073)	18,345	(1,955)	34,172	(3,028)
Total	$175,351	$(10,507)	$158,995	$(27,590)	$334,346	$(38,097)

There were 173 individual debt securities in an unrealized loss position as of June 30, 2023, with a combined decline in value representing 10.13% of the debt securities portfolio. There were 183 individual debt securities in an unrealized loss position as of December 31, 2022, with their combined decline in value representing 9.11% of the debt securities portfolio.

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

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Company’s consolidated balance sheet and totaled $2,108,000 as of June 30, 2023. Accrued interest receivable on debt securities available for sale is excluded from the estimate of credit losses.

All debt securities available for sale in an unrealized loss position, as of June 30, 2023, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategies, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the debt securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

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

At June 30, 2023 and December 31, 2022, the Company had $1,476,000 and $1,699,000, respectively, in equity securities recorded at fair value. The following is a summary of realized gains and losses recognized in net income on equity securities during the six months ended June 30, 2023 and 2022:

(Dollars in thousands)	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Net losses from market value fluctuations recognized during the period on equity securities	$(224)	$(158)
Less: Net gains recognized during the period on equity securities sold during the period	—	27
Net losses recognized during the reporting period on equity securities still held at the reporting date	$(224)	$(131)

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

The Company monitors the equity securities portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be other-than-temporarily impaired at June 30, 2023 or December 31, 2022.

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

The loans receivable portfolio is segmented into the following segments: Real Estate (including both commercial and residential loans), Agricultural, Commercial and Industrial, Consumer, and State and Political Subdivisions.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $0 and $71,000 at June 30, 2023 and December 31, 2022, respectively.

Agricultural Lending

The Company originates agricultural loans to individuals in the farming industry for funding the production of crops or to purchase or refinance capital assets such as farmland, livestock, machinery, equipment, and farm real estate improvements. Agricultural loans are typical secured by collateral related to the farming activities. These loans originate from customers within the Company’s primary market area or the surrounding areas.

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

As an addition to the commercial loans receivable portfolio, the Company may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of June 30, 2023, the Company's balance of GGLs was $4,542,000, compared to $4,631,000 at December 31, 2022.

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

State and Political Subdivisions Lending

The Company, from time to time, may originate loans to state and political subdivisions that are within the Company’s primary market area or surrounding areas. These loans may be either taxable or tax-free. These loans may be issued for the purpose of land improvement, infrastructure changes, bond refinances, or the purchase of equipment. State and political loans are typically secured by the taxing power of the borrowing entity. In some cases, the loans may also be secured by the property/item being purchased. Audited financial statements are required as part of the underwriting for all state and political loans and a full analysis of all components of the audited statements is performed. If the loan is to be classified as tax-free, a letter from the entity’s solicitor stating such is required, as well.

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

ASU 2022-02, Loan Modifications Experiencing Financial Difficulty, eliminated the accounting guidance for Troubled Debt Restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In accordance with the new guidance, the Company no longer evaluates loans with modifications made to borrowers experiencing financial difficulty individually for impairment, nor establishes a related specific reserve for such loans, but rather these loans are included in their respective portfolio segment and evaluated collectively for impairment to establish an allowance for credit losses. Any modifications of loans to borrowers experiencing financial difficulty that are classified as non-accrual or are otherwise designated as collateral dependent are individually evaluated for determination of expected credit losses. There were no loan modifications made to borrowers experiencing financial difficulties during the three or six months ended June 30, 2023.

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

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. Off-balance sheet credit exposures primarily include undrawn portions of revolving lines of credit and standby letters of credit. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the amount of the reserve for unfunded lending commitments was $260,000 and $68,000, respectively.

The Company made a policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Company’s consolidated balance sheet and totaled $1,906,000 as of June 30, 2023. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

The following table presents the classes of the loan portfolio summarized by risk rating and year of origination and gross charge offs by loan portfolio summarized by year of origination as of June 30, 2023.

(Dollars in thousands)
	2023	2022	2021	2020	2019	Prior	Total
Real Estate:
1-6 Pass	$41,847	$192,228	$142,849	$117,438	$56,819	$202,536	$753,717
7 Special Mention	—	—	—	—	—	631	631
8 Substandard	—	86	888	—	9,287	9,424	19,685
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	148	226	171	124	(14)	—	655
Total Real Estate Loans	$41,995	$192,540	$143,908	$117,562	$66,092	$212,591	$774,688

Agricultural:
1-6 Pass	$—	$66	$—	$—	$1	$793	$860
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	—	1	—	—	—	1	2
Total Agricultural Loans	$—	$67	$—	$—	$1	$794	$862

Commercial and Industrial:
1-6 Pass	$6,191	$10,954	$5,790	$7,762	$6,822	$22,681	$60,200
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	692	692
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	50	103	32	19	216	1	421
Total Commercial and Industrial Loans	$6,241	$11,057	$5,822	$7,781	$7,038	$23,374	$61,313

Consumer:
1-6 Pass	$1,626	$1,590	$1,296	$308	$248	$982	$6,050
7 Special Mention	10	—	—	—	—	—	10
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	24	27	11	4	3	—	69
Total Consumer Loans	$1,660	$1,617	$1,307	$312	$251	$982	$6,129

State and Political Subdivisions:
1-6 Pass	$50	$5,442	$15,098	$1,953	$—	$5,697	$28,240
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	1	2	4	1	—	(1)	7
Total State and Political Subdivision Loans	$51	$5,444	$15,102	$1,954	$—	$5,696	$28,247

Total Loans:
1-6 Pass	$49,714	$210,280	$165,033	$127,461	$63,890	$232,689	$849,067
7 Special Mention	10	—	—	—	—	631	641
8 Substandard	—	86	888	—	9,287	10,116	20,377
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	223	359	218	148	205	1	1,154
Total Loans	$49,947	$210,725	$166,139	$127,609	$73,382	$243,437	$871,239

	2023	2022	2021	2020	2019	Prior	Total
Gross Charge Offs:
Real Estate	$—	$—	$—	$—	$—	$—	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—
Consumer	—	23	8	—	4	3	38
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$—	$23	$8	$—	$4	$3	$38

Commercial and Industrial Loans include loans categorized as tax-free in the amount of $10,000 and State and Political Subdivision Loans include loans categorized as tax-free in the amount of $28,140,000 as of June 30, 2023. Commercial and Industrial Loans also include $4,542,000 of GGLs as of June 30, 2023. Loans held for sale are included in the Real Estate Loans category. There were no loans held for sale at June 30, 2023.

The activity in the allowance for credit losses by loan class (post adoption of ASU No. 2016-13), is summarized below for the three and six months ended June 30, 2023.

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the three months ended June 30, 2023:
Allowance for Credit Losses:
Beginning balance	6,735	1	265	93	48	7,142
Charge-offs	—	—	—	(21)	—	(21)
Recoveries	1	—	1	—	—	2
Provision (credit)	18	—	2	17	(3)	34
Ending Balance	$6,754	$1	$268	$89	$45	$7,157

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the six months ended June 30, 2023:
Allowance for Credit Losses:
Balance at December 31, 2022	$7,483	$6	$504	$84	$197	$8,274
CECL adoption adjustment	(717)	(4)	(261)	11	(148)	(1,119)
Beginning balance January 1, 2023	6,766	2	243	95	49	7,155
Charge-offs	—	—	—	(38)	—	(38)
Recoveries	2	—	2	2	—	6
(Credit) Provision	(14)	(1)	23	30	(4)	34
Ending Balance	$6,754	$1	$268	$89	$45	$7,157
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$6,754	$1	$268	$89	$45	$7,157

Reserve for Unfunded Lending Commitments	$225	$—	$35	$—	$—	$260

Loans Receivable:
Ending Balance	$774,688	$862	$61,313	$6,129	$28,247	$871,239
Ending balance: individually
evaluated for impairment	$4,445	$309	$644	$—	$—	$5,398
Ending balance: collectively
evaluated for impairment	$770,243	$553	$60,669	$6,129	$28,247	$865,841

The Company's activity in the allowance for credit losses on unfunded commitments for the six months ended June 30, 2023 was as follows:

(Dollars in thousands)
2023
Balance at December 31, 2022	$68
CECL adoption adjustment	147
Provision for credit losses on unfunded commitments	45
Balance at June 30, 2023	$260

The recorded investment, unpaid principal balance, and the related allowance of the Company’s individually evaluated loans are summarized below at June 30, 2023:

(Dollars in thousands)	June 30, 2023
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Real Estate	$4,445	$6,466	$—
Agricultural	309	309	—
Commercial and Industrial	644	644	—

With an allowance recorded:
Real Estate	—	—	—
Agricultural	—	—	—
Commercial and Industrial	—	—	—
Total	$5,398	$7,419	$—

Total consists of:
Real Estate	$4,445	$6,466	$—
Agricultural	$309	$309	$—
Commercial and Industrial	$644	$644	$—

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Company’s individually evaluated loans are summarized below for the three and six months ended June 30, 2023:

(Dollars in thousands)	For the Three Months Ended
	June 30, 2023
	Average	Interest
	Recorded	Income
	Investment	Recognized
With no related allowance recorded:
Real Estate	$4,367	$—
Agricultural	309	6
Commercial and Industrial	653	—

With an allowance recorded:
Real Estate	—	—
Agricultural	—	—
Commercial and Industrial	—	—
Total	$5,329	$6

Total consists of:
Real Estate	$4,367	$—
Agricultural	$309	$6
Commercial and Industrial	$653	$—

Of the $6,000 in interest income recognized on individually evaluated loans for the three months ended June 30, 2023, $0 in interest income was recognized with respect to non-accrual loans.

(Dollars in thousands)	For the Six Months Ended
	June 30, 2023
	Average	Interest
	Recorded	Income
	Investment	Recognized
With no related allowance recorded:
Real Estate	$4,390	$—
Agricultural	309	12
Commercial and Industrial	659	—

With an allowance recorded:
Real Estate	—	—
Agricultural	—	—
Commercial and Industrial	—	—
Total	$5,358	$12

Total consists of:
Real Estate	$4,390	$—
Agricultural	$309	$12
Commercial and Industrial	$659	$—

Of the $12,000 in interest income recognized on individually evaluated loans for the six months ended June 30, 2023, $0 in interest income was recognized with respect to non-accrual loans.

The following table presents collateral-dependent loans by segment for the period ended June 30, 2023.

(Dollars in thousands)	June 30, 2023
	Real Estate	Other
Real Estate	$4,445	$—
Agricultural	—	309
Commercial and Industrial	—	644
Total	$4,445	$953

At June 30, 2023, there were no commitments to lend additional funds with respect to individually evaluated loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of June 30, 2023 and December 31, 2022 were as follows:

(Dollars in thousands)	June 30,	December 31,
	2023	2022
Real Estate	$4,445	$4,387
Agricultural	—	—
Commercial and Industrial	644	664
Consumer	—	—
State and Political Subdivisions	—	—
Total non-accrual loans	5,089	5,051
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	584	308
Total non-performing assets	$5,673	$5,359

There were no foreclosed assets held for resale at June 30, 2023 or December 31, 2022. Consumer mortgage loans secured by residential real estate for which the Company has entered into formal foreclosure proceedings but for which physical possession has yet to be obtained amounted to $138,000 at June 30, 2023 and $41,000 at December 31, 2022. These balances were not included in foreclosed assets held for resale at June 30, 2023 or December 31, 2022.

The following tables present the classes of the loan portfolio, including individually evaluated loans, summarized by past-due status at June 30, 2023 and December 31, 2022:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
June 30, 2023:
Real Estate	$1,433	$631	$5,029	$7,093	$767,595	$774,688	$584
Agricultural	—	—	—	—	862	862	—
Commercial and Industrial	—	—	621	621	60,692	61,313	—
Consumer	5	5	—	10	6,119	6,129	—
State and Political Subdivisions	—	—	—	—	28,247	28,247	—
Total	$1,438	$636	$5,650	$7,724	$863,515	$871,239	$584

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2022:
Real Estate	$2,682	$59	$4,694	$7,435	$757,445	$764,880	$308
Agricultural	—	—	—	—	860	860	—
Commercial and Industrial	62	63	639	764	55,313	56,077	—
Consumer	11	2	—	13	5,694	5,707	—
State and Political Subdivisions	—	—	—	—	30,945	30,945	—
Total	$2,755	$124	$5,333	$8,212	$850,257	$858,469	$308

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

The activity in the allowance for credit losses by loan class (prior to adoption of ASU No. 2016-13), is summarized below for the three and six months ended June 30, 2022 and the year ended December 31, 2022.

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the three months ended June 30, 2022:
Allowance for Loan Losses:
Beginning balance	$665	$5,759	$1,538	$78	$897	$8,937
Charge-offs	(9)	—	—	(4)	—	(13)
Recoveries	1	—	13	4	$—	18
Provision (credit)	18	195	58	1	(54)	218
Ending Balance	$675	$5,954	$1,609	$79	$843	$9,160

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the six months ended June 30, 2022:
Allowance for Credit Losses:
Beginning balance	$681	$5,408	$1,539	$84	$968	$8,680
Charge-offs	(9)	—	—	(6)	—	(15)
Recoveries	2	38	14	4	—	58
Provision (credit)	1	508	56	(3)	(125)	437
Ending Balance	$675	$5,954	$1,609	$79	$843	$9,160
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$675	$5,954	$1,609	$79	$843	$9,160

Loans Receivable:
Ending Balance	$82,539	$568,258	$148,621	$5,402	$—	$804,820
Ending balance: individually
evaluated for impairment	$991	$10,448	$845	$—	$—	$12,284
Ending balance: collectively
evaluated for impairment	$81,548	$557,810	$147,776	$5,402	$—	$792,536

(Dollars in thousands)	Commercial	Commercial	Residential
	and Industrial	Real Estate	Real Estate	Consumer	Unallocated	Total
As of and for the year ended December 31, 2022:
Allowance for Credit Losses:
Beginning balance	$681	$5,408	$1,539	$84	$968	$8,680
Charge-offs	(158)	(3)	(12)	(33)	—	(206)
Recoveries	3	40	16	5	—	64
Proviion (credit)	178	487	14	25	(968)	(264)
Ending Balance	$704	$5,932	$1,557	$81	$—	$8,274
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$704	$5,932	$1,557	$81	$—	$8,274

Loans Receivable:
Ending Balance	$86,999	$611,549	$154,506	$5,415	$—	$858,469
Ending balance: individually
evaluated for impairment	$973	$9,495	$739	$—	$—	$11,207
Ending balance: collectively
evaluated for impairment	$86,026	$602,054	$153,767	$5,415	$—	$847,262

During the three months ended June 30, 2022, one loan with a post modification balance of $372,000 was modified as a TDR. No loans were modififed as TDRs during the first three months of 2022. The loan modifications for the six months ended June 30, 2022 consisted of one payment modification.

The outstanding recorded investment of TDRs as of December 31, 2022 was $7,480,000. There were no unfunded commitments on TDRs at December 31, 2022.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	December 31,
2022
Non-accrual TDRs	$1,324
Accruing TDRs	6,156
Total	$7,480

At June 30, 2022, three Commercial and Industrial loans classified as TDRs with a combined recorded investment of $682,000, six Commercial Real Estate loans classified as TDRs with a combined recorded investment of $318,000 and one Residential Real Estate loan classified as a TDR with a recorded investment of $12,000 were not in compliance with the terms of their restructure.

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

The following table presents information regarding the loan modifications categorized as TDRs during the three and six months ended June 30, 2022.

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

The following table provides detail regarding they types of loan modifications made for loans categorized as TDRs during the three and six months ended June 30, 2022.

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

The average recorded investment and interest income recognized for the Company’s impaired loans are summarized below for the three and six months ended June 30, 2022.

(Dollars in thousands)	For the Three Months Ended
	June 30, 2022
	Average	Interest
	Recorded	Income
	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$998	$3
Commercial Real Estate	10,801	70
Residential Real Estate	847	—

With an allowance recorded:
Commercial and Industrial	—	—
Commercial Real Estate	—	—
Residential Real Estate	—	—
Total	$12,646	$73

Total consists of:
Commercial and Industrial	$998	$3
Commercial Real Estate	$10,801	$70
Residential Real Estate	$847	$—

Of the $73,000 in interest income recognized on impaired loans for the three months ended June 30, 2022, $0 in interest income was recognized with respect to non-accrual loans.

(Dollars in thousands)	For the Six Months Ended
	June 30, 2022
	Average	Interest
	Recorded	Income
	Investment	Recognized
With no related allowance recorded:
Commercial and Industrial	$1,004	$5
Commercial Real Estate	11,247	142
Residential Real Estate	849	—

With an allowance recorded:
Commercial and Industrial	—	—
Commercial Real Estate	—	—
Residential Real Estate	—	—
Total	$13,100	$147

Total consists of:
Commercial and Industrial	$1,004	$5
Commercial Real Estate	$11,247	$142
Residential Real Estate	$849	$—

Of the $147,000 in interest income recognized on impaired loans for the six months ended June 30, 2022, $0 in interest income was recognized with respect to non-accrual loans.

NOTE 5 — DEPOSITS

Major classifications of deposits at June 30, 2023 and December 31, 2022 consisted of:

(Dollars in thousands)	June 30,	December 31,
	2023	2022
Non-interest bearing demand	$220,519	$231,754
Interest bearing demand	280,929	335,559
Savings	225,631	260,086
Time certificates of deposits less than $250,000	179,202	151,575
Time certificates of deposits $250,000 or greater	28,044	13,400
Other time	1,516	1,125
Total deposits	$935,841	$993,499

Total deposits decreased $57,658,000 to $935,841,000 as of June 30, 2023 due to decreases in non-interest bearing demand, interest bearing demand and savings deposits. The decrease in deposits was mainly the result of a $39,273,000 decrease in municipal deposits and other normal fluctuations in deposits during the six months ended June 30, 2023.

NOTE 6 — BORROWINGS

Short-Term Borrowings

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, the Federal Discount Window, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances, which generally represent overnight or less than 30-day borrowings.

Short-term borrowings and weighted–average interest rates at June 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	June 30, 2023		December 31, 2022
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	—%	$—	—%
Securities sold under agreements to repurchase	19,308	2.90%	20,368	0.84%
Federal Discount Window	—	4.82%	—	2.78%
Federal Home Loan Bank of Pittsburgh	174,051	5.18%	133,050	2.82%
Total	$193,359	4.95%	$153,418	2.21%

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
June 30, 2023
Repurchase agreements (a)	$19,308	$—	$19,308	$(19,308)	$—	$—

December 31, 2022
Repurchase agreements (a)	$20,368	$—	$20,368	$(20,368)	$—	$—
(a)	As of June 30, 2023 and December 31, 2022, the fair value of securities pledged in connection with repurchase agreements was $24,285,000 and $34,160,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of June 30, 2023:

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
June 30, 2023:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$19,308	$—	$—	$—	$19,308
Total	$19,308	$—	$—	$—	$19,308

Long-Term Borrowings and Letters of Credit

Long-term borrowings are comprised of advances from the FHLB. The Company’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, FHLB may declare all indebtedness of the Company immediately due. In addition, FHLB shall not be required to fund advances under any outstanding commitments. As of June 30, 2023 and December 31, 2022, the Company had $25,000,000 in long-term borrowings outstanding with the FHLB.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Company’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Company’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Company to pledge collateral in the amount necessary to secure these funds. The Company began utilizing this service offered by the FHLB during the second quarter of 2021. There were no irrevocable standby letters of credit which could be drawn on through FHLB’s close of business on June 30, 2023. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Corporation’s banking subsidiary. Principal qualifying assets are certain real estate mortgages and investment securities. As of June 30, 2023, loans of $716,188,000 were pledged to FHLB which resulted in a FHLB maximum borrowing capacity of $505,628,000. As of June 30, 2023, no securities were pledged as collateral to FHLB to secure FHLB loans and letters of credit.

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

The Company currently leases two branch banking facilities and one parcel of land under operating leases. At June 30, 2023, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,523,000 and $2,019,000, respectively. At December 31, 2022, right-of-use assets and lease liabilities stood at $1,541,000 and $2,029,000, respectively, in the consolidated balance sheets. Options to extend or terminate a lease may be included in our lease agreements. When it is reasonably certain that we will exercise those options, the right-of-use asset and lease liability will reflect the renewal or termination option. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Company recognized total operating lease costs for the six months ended June 30, 2023 and 2022 of $113,000 and $90,000, respectively. Operating lease costs are included in occupancy, net in the accompanying statements of income. Cash payments totaled $106,000 and $83,000, respectively, for the six months ended June 30, 2023 and 2022.

The Company currently has one finance lease for equipment. At June 30, 2023, right-of-use assets and lease liabilities were recorded related to the finance lease totaling $34,000 and $1,000, respectively. At December 31, 2022, right-of-use assets and lease liabilities stood at $34,000 and $6,000, respectively. Amounts recognized as right-of-use assets and lease liabilities related to finance leases are included in premises and equipment, net and other liabilities, respectively, in the accompanying balance sheet. Further options to extend or terminate the lease are not applicable for the lease. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. The lease did not contain an implicit rate; therefore, our incremental borrowing rate was used.

Total finance lease costs that were recognized by the Company for the six months ended June 30, 2023 and 2022 were immaterial. Cash payments totaled $5,000 for the six months ended June 30, 2023 and 2022.

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of June 30, 2023 and December 31, 2022.

	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
	Operating	Operating	Finance	Finance
Weighted-average term (years)	20.25	20.56	0.17	0.67
Weighted-average discount rate	4.22%	4.23%	0.68%	0.68%

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating or finance lease liability is as follows:

(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$158	$175	$2	$7
After one but within two years	140	140	—	—
After two but within three years	140	140	—	—
After three but within four years	147	140	—	—
After four but within five years	156	154	—	—
After five years	2,395	2,474	—	—
Total undiscounted cash flows	3,136	3,223	2	7
Discount on cash flows	(1,117)	(1,194)	(1)	(1)
Total lease liability	$2,019	$2,029	$1	$6

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at June 30, 2023 and December 31, 2022 were as follows:

(Dollars in thousands)
	June 30, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$143,998	$121,938
Financial standby letters of credit	$2,130	$2,124
Performance standby letters of credit	$3,551	$3,472

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

Financial Instruments with Concentrations of Credit Risk

The Company originates primarily commercial and residential real estate loans to customers predominately in the Company’s primary five county, Pennsylvania market area. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At June 30, 2023, the Company had $774,688,000 in loans secured by real estate, which represented 88.9% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of June 30, 2023 and December 31, 2022, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At June 30, 2023 and December 31, 2022, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

June 30, 2023	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$6,846	$—	$—	$6,846
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	125,129	—	125,129
Other	—	9,355	—	9,355
Other mortgage backed debt securities	—	29,083	—	29,083
Obligations of state and political subdivisions	—	88,060	—	88,060
Asset-backed securities	—	32,044	—	32,044
Corporate debt securities	—	41,063	—	41,063
Total debt securities available-for-sale	6,846	324,734	—	331,580
Marketable equity securities	1,476	—	—	1,476
Total recurring fair value measurements	$8,322	$324,734	$—	$333,056

(Dollars in thousands)

December 31, 2022	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$6,801	$—	$—	$6,801
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	131,675	—	131,675
Other	—	11,180	—	11,180
Other mortgage backed debt securities	—	33,688	—	33,688
Obligations of state and political subdivisions	—	110,689	—	110,689
Asset-backed securities	—	36,418	—	36,418
Corporate debt securities	—	42,993	—	42,993
Total debt securities available-for-sale	6,801	366,643	—	373,444
Marketable equity securities	1,699	—	—	1,699
Total recurring fair value measurements	$8,500	$366,643	$—	$375,143

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

Following the adoption of ASU No. 2016-13, at June 30, 2023 measured at fair value on a nonrecurring basis are as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at June 30, 2023
Individually evaluated loans:
Real Estate	$—	$—	$2,370	$2,370
Total individually evaluated loans	$—	$—	$2,370	$2,370

Prior to the adoption of ASU No. 2016-13, at December 31, 2022, impaired loans measured at fair value on a nonrecurring basis were as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2022
Impaired loans:
Commercial Real Estate	$—	$—	$5,167	$5,167
Residential Real Estate	—	—	30	30
Total impaired loans	$—	$—	$5,197	$5,197

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements

Post-ASU No. 2016-13 Adoption:	Fair Value				Weighted
June 30, 2023	Estimate	Valuation Technique	Unobservable Input	Range	Average
Individually evaluated loans - collateral dependent	$2,340	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(0%) – (5%)	(5%)

Pre-ASU No. 2016-13 Adoption:
December 31, 2022
Impaired loans - collateral dependent	$2,370	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(0%) – (5%)	(5%)
Impaired loans - other	$2,827	Discounted cash flow	Discount rate	(4%) – (7%)	(6%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at June 30, 2023
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$12,597	$12,597	$—	$—	$12,597
Interest-bearing deposits in other banks	1,178	—	1,178	—	1,178
Restricted investment in bank stocks	8,617	—	8,617	—	8,617
Net loans	864,082	—	—	827,402	827,402
Mortgage servicing rights	292	—	—	292	292
Accrued interest receivable	4,173	—	4,173	—	4,173

FINANCIAL LIABILITIES:
Demand, savings and other deposits	727,079	—	727,079	—	727,079
Time deposits	208,762	—	204,384	—	204,384
Short-term borrowings	193,359	—	193,403	—	193,403
Long-term borrowings	25,000	—	24,328	—	24,328
Subordinated debentures	25,000	—	22,821	—	22,821
Accrued interest payable	1,171	—	1,171	—	1,171

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2022
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,441	$9,441	$—	$—	$9,441
Interest-bearing deposits in other banks	1,297	—	1,297	—	1,297
Restricted investment in bank stocks	7,136	—	7,136	—	7,136
Net loans	850,195	—	—	810,104	810,104
Mortgage servicing rights	319	—	—	319	319
Accrued interest receivable	4,391	—	4,391	—	4,391

FINANCIAL LIABILITIES:
Demand, savings and other deposits	827,399	—	827,399	—	827,399
Time deposits	166,100	—	160,472	—	160,472
Short-term borrowings	153,418	—	153,209	—	153,209
Long-term borrowings	25,000	—	24,090	—	24,090
Subordinated debentures	25,000	—	22,365	—	22,365
Accrued interest payable	563	—	563	—	563

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS	—	—	—	—	—

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

Assets held in a fiduciary capacity by the Trust Department are not assets of the Company and, therefore, are not included in our consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of June 30, 2023 and December 31, 2022, the fair value of trust assets under management was $114,166,000 and $111,172,000, respectively. The costs of acquiring asset management customers are incremental and recognized within non-interest expense in the consolidated statements of income.

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

NOTE 12 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At June 30, 2023 and 2022, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Three Months Ended
	June 30,
	2023	2022
Net income	$1,139	$3,822
Weighted-average common shares outstanding	6,040	5,964
Basic and diluted earnings per share	$0.19	$0.64

(In thousands, except earnings per share)	Six Months Ended
	June 30,
	2023	2022
Net income	$2,496	$7,365
Weighted-average common shares outstanding	6,030	5,956
Basic and diluted earnings per share	$0.41	$1.24

NOTE 13 — GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $19,133,000 at June 30, 2023 and December 31, 2022.

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

Goodwill was evaluated for impairment at December 31, 2022, and it was determined that goodwill was not impaired. Management evaluated the need for an interim goodwill impairment analysis and determined that there were no triggering events or negative factors affecting goodwill since the previous test that would indicate goodwill was impaired as of June 30, 2023.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2023 compared to quarter ended June 30, 2022

First Keystone Corporation realized earnings for the three months ended June 30, 2023 of $1,139,000, a decrease of $2,683,000, or 70.2% from the second quarter of 2022. The decrease in net income for the three months ended June 30, 2023 was primarily due to increases in interest paid on deposits, interest paid on short-term borrowings through the Federal Home Loan Bank, and salaries and employee benefits expenses, as well as a reduction in PPP fees.

On a per share basis, for the three months ended June 30, 2023, net income was $0.19 versus $0.64 for the same three month period of 2022. Cash dividends amounted to $0.28 per share for the three months ended June 30, 2023 and 2022.

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest and loan fee income less interest expense. In the three months ended June 30, 2023, interest income amounted to $13,651,000, an increase of $2,540,000 or 22.9% from the three months ended June 30, 2022. The increase in interest income during the three months ended June 30, 2023 was mainly the result of an increase in interest earned on commercial real estate loans and an increase in interest earned on taxable securities. Interest expense amounted to $6,543,000 in the three months ended June 30, 2023, an increase of $5,213,000 or 392.0% from the three months ended June 30, 2022. As a result, net interest income decreased $2,673,000 or 27.3% to $7,108,000 from $9,781,000 for the same period in 2022.

The Company’s net interest margin for the three months ended June 30, 2023 was 2.38% compared to 3.36% for same period in 2022. The decrease in net interest margin was primarily a result of increased rates paid on deposit products and short-term borrowings.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the three months ended June 30, 2023 and 2022 was $34,000 and $218,000, respectively. The decrease in the provision for credit losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for credit losses for the three months ended June 30, 2023 is also reflective of management’s assessment of the continued credit risk associated with the uncertainty surrounding geopolitical and economic concerns. Charge-off and recovery activity in the allowance for credit losses resulted in net charge-offs of $19,000 and net recoveries of $5,000 for the three months ended June 30, 2023 and 2022, respectively. See Allowance for Credit Losses on page 50 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $1,539,000 for the three months ended June 30, 2023, as compared to $1,514,000 for the same period in 2022, an increase of $25,000, or 1.7%.

Net securities losses decreased $1,000 to ($69,000) for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Net securities losses were the result of recognizing $69,000 in net losses on held equity securities in the second quarter of 2023 compared to $68,000 in net losses on held equity securities for the same period in 2022. Trust department income decreased $20,000 or 7.5% to $248,000 for the three months ended June 30, 2023 as compared to the same period in 2022.

Service charges and fee income increased $22,000 or 4.0%. The increase was mainly due to increases in overdraft fees as compared to the same period in 2022. ATM fees and debit card income increased $8,000 or 1.4% to $566,000 for the three months ended June 30, 2023.

Net gains (losses) on sales of mortgage loans increased $17,000 during the second quarter of 2023 as there were no sales of mortgage loans in the second quarter of 2022. Other non-interest income decreased $6,000 or 10.2% to $53,000 for the three months ended June 30, 2023. The decrease was due to lower building rental income and lower retail investment income as income from annuities was lower in the second quarter of 2023 as compared to the same period in 2022.

NON-INTEREST EXPENSE

Total non-interest expense was $7,157,000 for the three months ended June 30, 2023, as compared to $6,595,000 for the three months ended June 30, 2022.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $3,733,000 or 52.2% of total non-interest expense for the three months ended June 30, 2023, as compared to $3,462,000 or 52.5% for the three months ended June 30, 2022. The increase was due to normal merit increases for employees, filling existing open positions, plus new hires as compared to the same period in 2022.

Net occupancy, furniture and equipment, and computer expense amounted to $1,121,000 for the three months ended June 30, 2023, an increase of $138,000 or 14.0% which was mainly due to increased bank building costs as the result of purchasing and renovating a new branch and higher software costs as the bank implemented a new accounting system during the second quarter of 2023. Professional services decreased $24,000 or 6.5% to $346,000 as of June 30, 2023, versus the second quarter of 2022. Pennsylvania shares tax expense amounted to $241,000 for the three months ended June 30, 2023, a decrease of $83,000 or 25.6% as compared to the three months ended June 30, 2022. This decrease was due to lower equity due to the unrealized loss position in the securities portfolio at December 31, 2022.

Federal Deposit Insurance Corporation (“FDIC”) insurance expense amounted to $178,000 for the three months ended June 30, 2023, an increase of $58,000 or 48.3% as compared to the same period in 2022. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $278,000 for the three months ended June 30, 2023, an increase of $36,000 or 14.9% as compared to the three months ended June 30, 2022. This increase was a result of third party pricing increases, increased debit card transaction volume and increased ATM fraud. Data processing expenses amounted to $357,000 for the three months ended June 30, 2023 as compared to $251,000 for the same period of 2022, an increase of $106,000 or 42.2%. This increase was mainly the result of third party pricing increases, credits used to lower third party costs in the second quarter of 2022 and increased costs associated with preparation for the upgrade of the Bank’s online and mobile banking platforms.

Advertising expense amounted to $154,000 in the second quarter of 2023, an increase of $36,000 or 30.5% as compared to the three months ended June 30, 2023. The increase was due to the Bank marketing the new full-service Bethlehem branch, along with utilizing more television and newspaper advertising in the second quarter of 2023 as compared to the same period in 2022. Other non-interest expense amounted to $749,000 for the three months ended June 30, 2023, an increase of $24,000 or 3.3% as compared to 2022.

INCOME TAXES

Income tax expense amounted to $317,000 for the three months ended June 30, 2023, as compared to $660,000 for the three months ended June 30, 2022, a decrease of $343,000. The effective total income tax rate was 21.8% for the three months ended June 30, 2023 as compared to 14.7% for the three months ended June 30, 2022. The increase in the effective tax rate was mainly due to lower tax-exempt income earned on securities. The Company recognized $58,000 of tax credits from low-income housing partnerships in the three months ended June 30, 2023 and 2022.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

First Keystone Corporation realized earnings for the six months ended June 30, 2023 of $2,496,000, a decrease of $4,869,000, or 66.1% from the same period in 2022. The decrease in net income for the six months ended June 30, 2023 was primarily due to less PPP loan fees and an increase in interest expense, mainly due to increases in interest paid on deposits and interest paid on short-term borrowings through the Federal Home Loan Bank.

On a per share basis, net income was $0.41 for the six months ended June 30, 2023 versus $1.24 for the same period in 2022. Cash dividends amounted to $0.56 per share for the six months ended June 30, 2023 and 2022

NET INTEREST INCOME

The major source of operating income for the Company is net interest income, defined as interest and loan fee income less interest expense. For the six months ended June 30, 2023, interest income amounted to $26,958,000, an increase of $5,218,000 or 24.0% from the six months ended June 30, 2022. The increase in interest income during the six months ended June 30, 2023 was mainly the result of an increase in interest earned on commercial real estate loans and an increase in interest earned on taxable securities. Interest expense amounted to $12,046,000 in the six months ended June 30, 2023 an increase of $9,543,000 or 381.3% from the six months ended June 30, 2022. As a result, net interest income decreased $4,325,000 or 22.5% to $14,912,000 from $19,237,000 for the same period in 2022.

The Company’s net interest margin for the six months ended June 30, 2023 was 2.50% compared to 3.28% for same period in 2022. The decrease in net interest margin was primarily a result of increased rates paid on deposit products and short-term borrowings.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the six months ended June 30, 2023 and 2022 was $34,000 and $437,000, respectively. The decrease in the provision for credit losses resulted from the Company’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for credit losses for the six months ended June 30, 2023 is also reflective of management’s assessment of the continued credit risk associated with the uncertainty surrounding geopolitical and economic concerns. Charge-off and recovery activity in the allowance for credit losses resulted in net charge-offs of

$32,000 and net recoveries of $43,000 for the six months ended June 30, 2023 and 2022, respectively. See Allowance for Credit Losses on page 50 for further discussion.

NON-INTEREST INCOME

Total non-interest income was $2,991,000 for the six months ended June 30, 2023, as compared to $2,903,000 for the same period in 2022, an increase of $88,000, or 3.0%.

ATM fees and debit card income increased $31,000 or 2.9% to $1,098,000 for the six months ended June 30, 2023 due to increased ATM interchange fees as the result of increased transaction volume. Service charges and fee income increased $38,000 for the six months ended June 30, 2023. The increase was mainly due to increased overdraft fees on DDA accounts. Gains on sales of mortgage loans increased $68,000 or 200.0% due to a low number of individual loans sold in the first half of 2022 and many of the loans sold in 2022 being sold at a loss. These factors were due to the current rate environment and fewer loans being originated with the intent to sell in 2022.

Trust department income was $478,000 for the six months ended June 30, 2023 a decrease of $40,000 or 7.7% as compared to the same period in 2022. Net securities losses increased $6,000 or 4.6% to ($125,000) for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was due to the Company recognizing $224,000 in net losses on held equity securities and $99,000 in net gains on the sales of debt securities in the first half of 2023 as compared to recognizing $131,000 in net losses on held equity securities in the same period in 2022.

NON-INTEREST EXPENSE

Total non-interest expense was $14,910,000 for the six months ended June 30, 2023, as compared to $13,111,000 for the six months ended June 30, 2022. Non-interest expense increased $1,799,000 or 13.7%.

Expenses associated with employees (salaries and employee benefits) continue to be the largest category of non-interest expense. Salaries and benefits amounted to $8,119,000 or 54.5% of total non-interest expense for the six months ended June 30, 2023, as compared to $7,016,000 or 53.5% for the six months ended June 30, 2022. The increase was mainly due to normal merit increases and new hires along with an increase in medical insurance costs and a bonus paid to all employees in January of 2023.

Net occupancy, furniture and equipment, and computer expense amounted to $2,164,000 for the six months ended June 30, 2023, an increase of $164,000 or 8.2%. The increase was due to increased bank building costs as the result of purchasing and renovating a new branch and higher software costs as the Bank implemented a new accounting system in the first half of 2023. Professional services increased $113,000 or 16.9% to $781,000 for the six months ended June 30, 2023. The increase was mainly the result of increases in annual audit expenses for 2023 along with additional audit expenses relating to year end 2022. Pennsylvania shares tax expense amounted to $482,000 for the six months ended June 30, 2023, a decrease of $166,000 or 25.6% as compared to the six months ended June 30, 2022. This decrease was due to lower equity due to the unrealized loss position in the securities portfolio at December 31, 2022.

FDIC insurance expense increased $97,000 or 37.7% for the six months ended June 30, 2023. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense amounted to $585,000 for the six months ended June 30, 2023, an increase of $215,000 or 58.1% as compared to the six months ended June 30, 2022. The increase was the result of third party pricing increases, increased debit card transaction volume and increased ATM fraud. Data processing expenses amounted to $669,000 for the six months ended June 30, 2023, an increase of $160,000 or 31.4% as compared to the six months ended June 30, 2022. This increase was the result of third party pricing increases, credits used to lower third party costs in the first half of 2022 and increased costs associated with preparation for the upgrade of the Bank’s online and mobile banking platforms.

Advertising expense increased $38,000 or 20.0% during the six months ended June 30, 2023. This increase was mainly due to the Bank marketing the new full-service Bethelehem branch, along with utilizing more television and radio advertising in the first half of 2023 as compared to the same period of 2022. Other non-interest expense amounted to $1,528,000 for the six months ended June 30, 2023, an increase of $75,000 or 5.2% as compared to the six months ended June 30, 2022. This increase was mainly the result of an increase in the provision for unfunded commitments as the result of increased funding rates and loss rates utilized in the methodology upon the adoption of ASU 2016-13 in 2023, as well as an increase in unfunded lending commitments.

INCOME TAXES

Income tax expense amounted to $463,000 for the six months ended June 30, 2023, as compared to $1,227,000 for the six months ended June 30, 2022, a decrease of $764,000. The effective total income tax rate was 15.6% for the six months ended June 30, 2023 as compared to 14.3% for the six months ended June 30, 2022. The increase in the effective tax rate was mainly due to fewer tax credits from low-income housing partnerships in the current year and lower tax-exempt income earned on securities. The Company recognized $116,000 and $132,000 of tax credits from low-income housing partnerships in the six months ended June 30, 2023 and 2022, respectively.

FINANCIAL CONDITION

SUMMARY

Total assets decreased to $1,307,899,000 as of June 30, 2023, a decrease of $21,295,000 from year-end 2022. Total assets as of December 31, 2022 amounted to $1,329,194,000.

Total debt securities available-for-sale decreased $41,864,000 or 11.2% to $331,580,000 as of June 30, 2023 from December 31, 2022. The decrease was mainly due to the sales of tax-exempt municipals and principal paydowns.

Total loans increased $12,770,000 or 1.5% to $871,239,000 as of June 30, 2023 from December 31, 2022. Loan demand grew in the six months ended June 30, 2023 as the Bank has realized an increase in loan originations, primarily commercial real estate loans.

Total deposits decreased $57,658,000 or 5.8% to $935,841,000 as of June 30, 2023 from December 31, 2022. The decrease was mainly due to a decrease in both non-interest and interest bearing deposits, primarily municipal deposits and savings and money market accounts, stemming from decreased stimulus funded deposits, etc.

The Company continues to maintain and manage its asset growth. The Company’s strong equity capital position provides an opportunity to further leverage its asset growth. Total borrowings increased in the six months ended June 30, 2023 by $39,941,000 to $218,359,000 from $178,418,000 as of December 31, 2022. Borrowings increased mainly due to decreased deposit balances and growth in the loan portfolio.

Total stockholders’ equity amounted to $121,185,000 at June 30, 2023, an increase of $799,000 or 0.7% from December 31, 2022.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Company as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Company maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 93.2% at June 30, 2023 and 94.1% at June 30, 2022. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

Our primary earning asset, total loans, increased to $871,239,000 as of June 30, 2023, up $12,770,000 or 1.5% since year-end 2022. The loan portfolio continues to be well diversified. Non-performing assets increased since year-end 2022, and overall asset quality has remained consistent. Total non-performing assets were $5,673,000 as of June 30, 2023, an increase of $314,000, or 5.9% from $5,359,000 reported in non-performing assets as of December 31, 2022. Total allowance for credit losses to total non-performing assets was 138.14% as of June 30, 2023 and 154.39% at December 31, 2022. See the Non-Performing Assets section on page 52 for more information.

In addition to loans, another primary earning asset is our overall securities portfolio, which decreased in size from December 31, 2022 to June 30, 2023. Debt securities available-for-sale amounted to $331,580,000 as of June 30, 2023, a decrease of $41,864,000 from year-end 2022. The decrease in debt securities available-for-sale is mainly due to the sales of $23,131,000 of tax-exempt municipals during the first quarter of 2023. There were also principal paydowns on debt securities of $15,611,000.

Interest-bearing deposits in other banks decreased as of June 30, 2023, to $1,178,000 from $1,297,000 at year-end 2022 due to decreased cash held at the Federal Home Loan Bank.

LOANS

Total loans increased to $871,239,000 as of June 30, 2023 as compared to $858,469,000 as of December 31, 2022. The table on page 21 provides data relating to the composition of the Company’s loan portfolio on the dates indicated. Total loans increased by $12,770,000 or 1.5%.

Steady demand for borrowing by businesses accounted for the 1.5% increase in the loan portfolio from December 31, 2022 to June 30, 2023. The Real Estate portfolio increased $9,808,000 or 1.3% from $764,880,000 at December 31, 2022 to $774,688,000 at June 30, 2023. The increase in the Real Estate portfolio for the six months ended June 30, 2023 was mainly the result of $41,847,000 in new loan originations, which were offset by loan payoffs of $18,002,000 and a decrease of $6,286,000 in utilization of existing real estate lines of credit, along with regular principal payments and other typical fluctuations in the Real Estate portfolio. The Agricultural portfolio increased $2,000 or 0.2% from $860,000 at December 31, 2022 to $862,000 at June 30, 2023. The increase in the Agricultural portfolio for the six months ended June 30, 2023 was mainly the result of an increase of $16,000 in utilization of existing agricultural lines of credit, offset with regular principal payments and other typical fluctuations in the Agricultural portfolio. There were no new agricultural loans originated during the six months ended June 30, 2023 and payoffs of agricultural loans for the six months ended June 30, 2023 did not have a material impact on the change in the portfolio balance. Overall, the Commercial and Industrial portfolio increased $5,236,000 or 9.3% from $56,077,000 at December 31, 2022 to $61,313,000 at June 30, 2023. The increase in the Commercial and Industrial portfolio during the six months ended June 30, 2023 was mainly attributable to the portion of the Commercial and Industrial portfolio excluding PPP loans which increased $5,260,000 during the six months ended June 30, 2023. The increase was attributable to $6,191,000 in new loan originations and an increase of $1,126,000 in utilization of existing commercial and industrial lines of credit, offset by loan payoffs of $671,000, as well as regular principal payments and other typical amortization in the Commercial and Industrial portfolio. The portion of the Commercial and Industrial portfolio attributable to PPP loans decreased $24,000 from December 31, 2022 to June 30, 2023. Consumer loans increased $422,000 or 7.4% from $5,707,000 at December 31, 2022 to $6,129,000 at June 30, 2023. The increase is mainly attributable to new loan originations of $1,630,000, offset by loan payoffs of $568,000 and a decrease of $40,000 in utilization of existing consumer lines of credit, along with regular principal payments. The State and Political Subdivisions portfolio decreased $2,698,000 or 8.7% from $30,945,000 at December 31, 2022 to $28,247,000 at June 30, 2023. The decrease is mainly the result of $2,419,000 in loan payoffs for the six months ended June 30, 2023 along with regular principal payments, offset by $50,000 in new loan originations and a $50,000 increase in utilization of existing state and political subdivision lines of credit.

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

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $849,067,000 or 97.6% of gross loans are graded Pass; $641,000 or 0.1% are graded Special Mention; $20,377,000 or 2.3% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 4 — Loans and Allowance for Credit Losses for risk grading tables.

Overall, non-pass grades increased $83,000 to $21,018,000 at June 30, 2023, as compared to $20,935,000 at December 31, 2022. Real Estate non-pass grades increased $106,000 to $20,316,000 as of June 30, 2023 as compared to $20,210,000 as of December 31, 2022. Commercial and Industrial non-pass grades decreased $33,000 to $692,000 as of June 30, 2023 as compared to $725,000 as of December 31, 2022. Consumer non-pass grades increased to $10,000 as of June 30, 2023 as compared to $0 as of December 31, 2022. There were no Agricultural or State and Political Subdivision non-pass grades at June 30, 2023 or December 31, 2022.

The Company continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

Total Loans

(Dollars in thousands)	June 30,	December 31,
	2023	2022
Real Estate	$774,688	$764,880
Agricultural	862	860
Commercial and Industrial	61,313	56,077
Consumer	6,129	5,707
State and Political Subdivisions	28,247	30,945
Total Loans	$871,239	$858,469

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses constitutes the amount available to absorb losses within the loan portfolio. As of June 30, 2023, the allowance for credit losses was $7,157,000 as compared to $8,274,000 as of December 31, 2022. The allowance for credit losses is established through a provision for credit losses charged to expenses. Loans are charged against the allowance for possible credit losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for credit losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Company’s allowance for credit losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. Upon adoption of ASU No. 2016-13 in the first quarter of 2023, the qualitative factors used in the allowance calculation were adjusted from five loan pools utilized under previous methodology to fifteen loan segmentation pools aligning with the segmentation of the quarterly call report. There were no material increases or decreases in the qualitative factors arising from the realigning of the qualitative factor pools/segments and no additional qualitative factor adjustments were deemed necessary for the first quarter of 2023. During the second quarter of 2023, qualitative factors related to delinquency trends were increased by four basis points for each of the following loan segmentation pools: (a) revolving, open-end, 1-4 family residential properties (and extended under lines of credit) and (b) secured by multifamily (5 or more) residential properties. Both of these loan segmentation pools are included in the Real Estate component of the loan portfolio.

The Analysis of Allowance for Credit Losses table contains an analysis of the allowance for credit losses indicating charge-offs and recoveries for the six months ended June 30, 2023 and 2022. Net charge-offs as a percentage of average loans was 0.004% for the six months ended June 30, 2023 and net recoveries as a percentage of average loans was 0.006% as of June 30, 2022. Net charge-offs amounted to $32,000 the six months ended June 30, 2023 as compared to net recoveries of $43,000 for the six months ended June 30, 2022.

For the six months ended June 30, 2023, the provision for credit losses was $34,000 as compared to $437,000 for the six months ended June 30, 2022. The provision, net of charge-offs and recoveries, resulted in the quarter end allowance for credit losses of $7,157,000, of which 94.4% was attributed to the Real Estate component, 0.0% attributed to the Agricultural component, 3.8% attributed to the Commercial and Industrial component, 1.2% attributed to the Consumer component, and 0.6% attributed to the State and Political Subdivisions component (refer to the activity in Note 4 – Loans and Allowance for Credit Losses on page 13).

Analysis of Allowance for Credit Losses (Post-Adoption of ASU No. 2016-13)

(Dollars in thousands)
June 30,
As of and for the six months ended:	2023
Balance at prior year-end	$8,274
CECL adoption adjustment	(1,119)
Beginning balance	7,155

Charge-offs:
Real Estate	—
Agricultural	—
Commercial and Industrial	—
Consumer	38
State and Political Subdivisions	—
38
Recoveries:
Real Estate	2
Agricultural	—
Commercial and Industrial	2
Consumer	2
State and Political Subdivisions	—
6

Net charge-offs	32
Additions charged to operations	34
Balance at end of period	$7,157

Ratio of net charge-offs during the period to average loans outstanding during the period	0.004%
Allowance for credit losses to average loans outstanding during the period	0.828%

Analysis of Allowance for Credit Losses (Pre-Adoption of ASU No. 2016-13)

(Dollars in thousands)	June 30,
As of and for the six months ended:	2022
Beginning balance	$8,680

Charge-offs:
Commercial and Industrial	9
Commercial Real Estate	—
Residential Real Estate	—
Consumer	6
15
Recoveries:
Commercial and Industrial	2
Commercial Real Estate	38
Residential Real Estate	14
Consumer	4
58

Net recoveries	(43)
Additions charged to operations	437
Balance at end of period	$9,160

Ratio of net recoveries during the period to average loans outstanding during the period	(0.006)%
Allowance for credit losses to average loans outstanding during the period	1.177%

It is the policy of management and the Company’s Board of Directors to make a provision for both identified and unidentified losses inherent in its loan portfolio. A provision for credit losses is charged to operations based upon an evaluation of the potential losses in the loan portfolio. This evaluation takes into account such factors as portfolio concentrations, delinquency trends, trends of non-accrual and classified loans, economic conditions, and other relevant factors.

The loan review process, which is conducted quarterly, is an integral part of the Bank’s evaluation of the loan portfolio. A detailed quarterly analysis to determine the adequacy of the Company’s allowance for credit losses is reviewed by the Board of Directors.

With the Bank’s manageable level of net charge-offs and recoveries along with the additions to the reserve from the provision out of operations, the allowance for credit losses as a percentage of year-to-date average loans amounted to 0.828% and 1.177% at June 30, 2023 and 2022, respectively.

NON-PERFORMING ASSETS

The table on page 55 details the Company’s non-performing assets and individually evaluated loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $5,673,000 as of June 30, 2023, as compared to $5,359,000 as of December 31, 2022. The economy remains unstable. Consumer spending remains high, allowing the inflation rate to continue to remain higher than desired. Business sentiment is downbeat and business investment has slowed. Many economists and influential thinkers believe at least a mild recession will hit the United States economy by the final quarter of 2023. Inflation has receded in recent months, but as of June 2023 was at 3%, above the Federal Reserve’s target rate of 2%. The war between Ukraine and Russia continues to produce worldwide consternation. The continued backing by the United States, both with money and weapons, to Ukraine to support the NATO initiative has been a strain on the economy. Values of new and used homes and automobiles have remained high, and higher interest rates have added to the curtailed borrowing. The Federal Reserve appears to be wrapping up its schedule of rate hikes, indicating a plan to potentially further raise interest rates at least one more time by years’ end if inflation does not continue to decrease, but expects at a minimum to hold rates steady through the end of the year and into next year. These forces have had a direct effect on the Company’s non-performing assets. The Company is closely monitoring all segments of its loan portfolio because of the current uncertain economic environment.. Non-accrual loans totaled $5,089,000 as of June 30, 2023, as compared to $5,051,000 as of December 31, 2022. There were no foreclosed assets held for resale as of June 30, 2023 and December 31, 2022. There were five loans past-due 90 days or more and still accruing interest at June 30, 2023 that carried a balance of $584,000 which were well-secured by commercial and residential real estate and in the process of collection, compared to December 31, 2022 when there were three loans carrying an aggregate balance of $308,000 that were past-due 90 days or more and still accruing interest. The loan past-due 90 days or more and still accruing interest as of December 31, 2022 consisted of three loans secured by commercial and residential real estate, all of which were well secured and in the process of collection.

Non-performing assets to total loans was 0.65% at June 30, 2023 and 0.62% at December 31, 2022. Non-performing assets to total assets was 0.43% at June 30, 2023 and 0.40% at December 31, 2022. The allowance for credit losses to total non-performing assets was 126.16% as of June 30, 2023 as compared to 154.39% as of December 31, 2022. Additional detail can be found on page 55 and 56 in the Non-Performing Assets and Individually Evaluated Loans (Post-Adoption of ASU No. 20016-13) and Non-Performing Assets to Impaired Loans (Pre-Adoption of ASU No. 2016-13) tables and page 25 in the Non-Performing Assets table. Asset quality is a priority and the Company retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation effortsand engages an annual external loan review.

Performing substandard loans which have not been designated for individual impairment have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not designated for individual impairment amounted to $15,289,000 at June 30, 2023.

Individually evaluated loans were $5,398,000 at June 30, 2023 and $11,207,000 at December 31, 2022. The largest individually evaluated loan relationship at June 30, 2023 consisted of a non-performing loan to a student housing holding company which is secured by commercial real estate. At June 30, 2023, the loan carried a balance of $2,340,000, net of $1,989,000 that had been charged off to date. The second largest individually evaluated loan relationship at June 30, 2023 consisted of five non-performing loans to a plastic processing company focused on non-post-consumer recycling. Three loans are classified in the Commercial and Industrial portfolio and two loans are secured by commercial real estate. The loans carried an aggregate balance of $1,042,000 at June 30, 2023. The third largest individually evaluated loan relationship at June 30, 2023 consisted of a non-performing loan to the owner of a golf course and catering venue which is secured by commercial real estate. At June 30, 2023, the loan carried a balance of $582,000.

The Company determines the need for individual evaluation of loans based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $5,398,000 in individually evaluated loans at June 30, 2023, none were located outside of the Company’s primary market area.

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

The economic climate remains in a very uncertain state. An elevated level of consumer spending, the war between Ukraine and Russia, inflationary pressures, OPEC cutting the oil supply, large bank failures, political turmoil, the inability for government to approve state and/or national budgets, and recession concerns have all exacerbated the difficulties in the national and state economy. Experts at all levels are attempting to calculate the intermediate or long term affects of such issues. The Company may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of individually evaluated loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Company’s allowance for credit losses could be required. The extent of the impact of these stressors on the Company’s operational and financial performance will depend on certain developments including inflationary controls enacted, the labor force, the longevity of the war, the effectiveness in controlling the lingering effects of the COVID-19 outbreak, the ongoing political landscape, and the looming threat of a recession, and any after-effects of these factors. These factors may not immediately impact the Company’s operational and financial performance, as the effects of these factors may lag into the future. The Company is also susceptible to the impact of economic and fiscal policy factors that may evolve in the current economic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of June 30, 2023 and December 31, 2022, management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Non-Performing Assets and Individually Evaluated Loans (Post-Adoption of ASU No. 2016-13)

(Dollars in thousands)	June 30,
2023
Non-performing assets
Non-accrual loans	$5,089
Foreclosed assets held for resale	—
Loans past-due 90 days or more and still accruing interest	584
Total non-performing assets	$5,673

Individually evaluated loans
Non-accrual loans	$5,089
Other Individually Evaluated loans	309
Total individually evaluated loans	5,398
Allocated allowance for credit losses	—
Net investment in individually evaluated loans	$5,398

Individually evaluated loans with a valuation allowance	$—
Individually evaluated loans without a valuation allowance	5,398
Total individually evaluated loans	$5,398

Allocated valuation allowance as a percent of individually evaluated loans	—%
Individually evaluated loans to total loans	0.62%
Non-performing assets to total loans	0.65%
Non-performing assets to total assets	0.43%
Allowance for credit losses to individually evaluated loans	132.59%
Allowance for credit losses to total non-performing assets	126.16%

Non-Performing Assets and Impaired Loans (Pre-Adoption of ASU No. 2016-13)

(Dollars in thousands)	December 31,
2022
Non-performing assets
Non-accrual loans	$5,051
Foreclosed assets held for resale	—
Loans past-due 90 days or more and still accruing interest	308
Total non-performing assets	$5,359

Impaired loans
Non-accrual loans	$5,051
Accruing TDRs	6,156
Total impaired loans	11,207
Allocated allowance for credit losses	—
Net investment in impaired loans	$11,207

Impaired loans with a valuation allowance	$—
Impaired loans without a valuation allowance	11,207
Total impaired loans	$11,207

Allocated valuation allowance as a percent of impaired loans	—%
Impaired loans to total loans	1.31%
Non-performing assets to total loans	0.62%
Non-performing assets to total assets	0.40%
Allowance for credit losses to impaired loans	73.83%
Allowance for credit losses to total non-performing assets	154.39%

Real estate mortgages comprise 88.9% of the loan portfolio as of June 30, 2023, as compared to 89.1% as of December 31, 2022. Real estate mortgages consist of both loans secured by residential and commercial real estate. The real estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential component of the real estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated primarily in the Company’s market area and are subject to risks associated with the local economy. The loans secured by commercial real estate typically reprice approximately every three to five years and are also concentrated in the Company’s market area. The Company’s loss exposure on its individually evaluated loans continues to be mitigated by collateral positions on these loans. The allocated allowance for credit losses associated with individually evaluated loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation and management’s expertise and knowledge of the borrower and the borrower’s business.

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

Total deposits decreased $57,658,000 to $935,841,000 as of June 30, 2023 as non-interest bearing deposits decreased by $11,235,000 and interest bearing deposits decreased by $46,423,000 from year-end 2022. The decrease in deposits was the result of a $39,273,000 decrease in municipal deposits and other fluctuations. Total short-term and long-term borrowings increased to $218,359,000 as of June 30, 2023, from $178,418,000 at year-end 2022, an increase of $39,941,000 or 22.4%. The increase in total borrowings was mainly the result of increased short-term borrowings due to decreased deposits and growth in the loan portfolio.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less dividends paid out. During the six months ended June 30, 2023, net income less dividends paid decreased capital by $880,000. The decrease was offset by a one-time cumulative effect adjustment that increased retained earnings by $728,000 upon the adoption of ASU 2016-13. Accumulated other comprehensive (loss) income derived from net unrealized gains on debt securities available-for-sale also impacts capital. At December 31, 2022 accumulated other comprehensive loss was ($29,558,000). Accumulated other comprehensive loss stood at ($29,516,000) at June 30, 2023, an increase of $42,000. Fluctuations in interest rates have regularly impacted the gain/loss position in the Bank’s securities portfolio, as well as its decision to sell securities at a gain or loss. The fluctuations from net unrealized gains on debt securities available-for-sale do not affect regulatory capital, as the Bank elected to opt-out of the inclusion of this item with the filing of the March 31, 2015 Call Report.

The Company held 231,611 shares of common stock as treasury stock at June 30, 2023 and December 31, 2022, respectively. This had an effect of reducing our total stockholders’ equity by $5,709,000 as of June 30, 2023 and December 31, 2022.

Total stockholders’ equity was $121,185,000 as of June 30, 2023, and $120,386,000 as of December 31, 2022.

At June 30, 2023 the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of June 30, 2023 and December 31, 2022:

			To Be Well
			Capitalized
			Under Prompt
	June 30,	December 31,	Corrective Action
	2023	2022	Regulations
Tier 1 leverage ratio (to average assets)	10.75%	10.38%	5.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	15.44%	15.24%	6.50%
Tier 1 risk-based capital ratio (to risk-weighted assets)	15.44%	15.24%	8.00%
Total risk-based capital ratio	16.24%	16.15%	10.00%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis as of January 1, 2019. As of June 30, 2023, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At June 30, 2023 the Company had $505,628,000 in maximum borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings, and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $9,261,000.

The Company enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Company to repurchase the assets, the Company may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $19,308,000 at June 30, 2023.

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

Net cash flows provided by operating activities were $357,000 for the six months ended June 30, 2023, compared to net cash flows provided by operating activities of $8,411,000 for the six months ended June 30, 2022. Net income amounted to $2,496,000 for the six months ended June 30, 2023 and $7,365,000 for the six months ended June 30, 2022. During the six months ended June 30, 2023 and 2022, net premium amortization on securities amounted to $799,000 and $1,633,000, respectively. Net gains on sales of mortgage loans amounted to $34,000 for the six months ended June 30, 2023, compared to net losses on sales of mortgage loans of $34,000 for the six months ended June 30, 2022. Proceeds (net of gains/losses) from sales of mortgage loans originated for resale exceeded originations of mortgage loans originated for resale by $105,000 for the six months ended June 30, 2023, compared to the six months ended June 30, 2022 when originations of mortgage loans originated for resale exceeded proceeds (net of gains/losses) from sales of mortgage loans originated for resale by $1,639,000. Net securities losses amounted to $125,000 and $131,000 for the six months ended June 30, 2023 and 2022, respectively. Accrued interest receivable decreased by $218,000 and increased by $112,000 during the six months ended June 30, 2023 and 2022, respectively. Other assets increased by $87,000 and $639,000 during the six months ended June 30, 2023 and 2022, respectively. Accrued interest payable increased by $608,000 during the six months ended June 30, 2023, compared to an increase of $22,000 during the six months ended June 30, 2022. Other liabilities decreased by $5,188,000 during the six months ended June 30, 2023 and increased by $97,000 during the six months ended June 30, 2022.

Investing activities provided cash of $23,778,000 during the six months ended June 30, 2023, compared to the six months ended June 30, 2022 when investing activities used cash of $64,171,000. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) provided cash of $41,217,000 during the six months ended June 30, 2023 and used cash of $9,283,000 during the six months ended June 30, 2022. Changes in restricted investment in bank stocks used cash of $1,481,000 and $3,834,000 during the six months ended June 30, 2023 and 2022, respectively. Net cash used to originate loans amounted to $12,873,000 for the six months ended June 30, 2023, compared to $50,331,000 for the six months ended June 30, 2022. Purchases of premises and equipment used cash of $1,251,000 and $325,000 during the six months ended June 30, 2023 and 2022, respectively. Purchase of investment in real estate venture used cash of $1,834,000 during the six months ended June 30, 2023, compared to $645,000 for the six months ended June 30, 2022.

Financing activities used cash of $21,098,000 and provided cash of $4,646,000 during the six months ended June 30, 2023 and 2022, respectively. Deposits decreased by $57,658,000 during the six months ended June 30, 2023, and decreased by $84,361,000 during the six months ended June 30, 2022. Short-term borrowings increased by $39,941,000 and $102,346,000 during the six months ended June 30, 2023 and 2022, respectively. Dividends paid amounted to $3,376,000 for the six months ended June 30, 2023, compared to $3,334,000 for the six months ended June 30, 2022.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Company actively manages the interest rate sensitivity of its assets and liabilities. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of rates on assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Company is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Company is liability sensitive. This position would contribute positively to net interest income in a falling rate environment. The Company’s cumulative gap at one year indicates the Company is liability sensitive at June 30, 2023.

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

The table below presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 16.34%, 31.71%, and 45.79% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 8.25%, 18.72%, and 28.35% in the 100, 200 and 300 basis point decreasing rate scenarios presented. All of the forecasts in the increasing rate scenarios presented are outside of the Company’s policy guidelines with the 100 basis point immediate increase scenario at (16.34)%, the 200 basis point immediate increase scenario at (31.71)% and the 300 basis point immediate increase scenario at (45.79)% vs. the policy limits of (15.00)%, (20.00)%, and (25.00)%, respectively.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current interest rate environment with federal funds trading in the 500-525 basis point range and many deposit accounts still lagging at markedly lower rates. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Company’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Company’s interest-sensitive assets are able to decline by these amounts. For the three months ended June 30, 2023, the cost of interest-bearing liabilities averaged 2.52%, and the yield on interest-earning assets, on a fully taxable equivalent basis, averaged 4.46%.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At June 30, 2023, net present value is projected to decrease 4.07%, 10.93%, and 19.31% in the 100, 200, and 300 basis point immediate increase scenarios, respectively. Additionally, the 100, 200 and

300 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 1.12%, 9.50%, and 26.89%, respectively. All scenarios presented are within the Company’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Interest Income Simulation Projection
+300 bp Shock vs. Stable Rate	(45.79)%
+200 bp Shock vs. Stable Rate	(31.71)%
+100 bp Shock vs. Stable Rate	(16.34)%
Flat rate
‒100 bp Shock vs. Stable Rate	8.25%
‒200 bp Shock vs. Stable Rate	18.72%
‒300 bp Shock vs. Stable Rate	28.35%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(19.31)%
+200 bp Shock vs. Stable Rate	(10.93)%
+100 bp Shock vs. Stable Rate	(4.07)%
Flat rate
‒100 bp Shock vs. Stable Rate	(1.12)%
‒200 bp Shock vs. Stable Rate	(9.50)%
‒300 bp Shock vs. Stable Rate	(26.89)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information with respect to quantitative and qualitative disclosures about market risk is included in the information under Management’s Discussion and Analysis in Item 2.

Item 4.  Controls and Procedures

a)

Evaluation of Disclosure Controls and Procedures. First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

b)

Changes in internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2023	―	―	―	120,000
May 1 - May 31, 2023	―	―	―	120,000
June 1 - June 30, 2023	―	―	―	120,000
Total	―	―	―	120,000

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

FIRST KEYSTONE CORPORATION
Registrant

August 9, 2023	/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2023	/s/ Diane C.A. Rosler
Diane C.A. Rosler
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)