Form 10-K
period 2023-12-31
FIRST KEYSTONE CORP
filed 2024-03-29
CIK 737875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Yes ☐   No ⌧

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2023 determined by using a per share closing price on that date of $18.24 as quoted on the Over the Counter Market, was $102,550,198.

At March 28, 2024, there were 6,019,152 shares of Common Stock, $2.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2024 definitive Proxy Statement are incorporated by reference in Part III of this Report.

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

Forward-looking statements are subject to certain risks and uncertainties such as local economic conditions, competitive factors, and regulatory limitations. Actual results may differ materially from those projected in the forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following: short-term and long-term effects of inflation and rising costs to the Corporation; ineffectiveness of the business strategy due to changes in current or future market conditions; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; securities market and monetary volatilities and fluctuations; the effects of economic conditions on current and future customers, particularly with regard to the negative impact of any pandemic, epidemic or health-related crisis, and governmental responses thereto, and specifically the effect of the economy on loan customers’ ability to repay loans; effects of short- and long-term federal budget and tax negotiations and their effects on economic and business conditions; possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements, regulations and rules; changes in accounting principles, policies or guidelines as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board, and other accounting standards setters; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the effects of new laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and their application with which the Corporation and its subsidiary must comply; information technology difficulties, including technological changes; challenges in establishing and maintaining operations in new markets; acquisitions and integration of acquired businesses; the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; acts of war or terrorism; disruption of credit and equity markets; our ability to manage current levels of impaired assets; deposit flows; the loss of certain key officers; our ability to maintain the value and image of our brand and protect our intellectual property rights; continued relationships with major customers; the potential impact to the Corporation from continually evolving payment fraud risk, cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties and financial losses; and the effect of general economic conditions and more specifically in the Corporation’s market area.

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

ITEM 1. BUSINESS

General

First Keystone Corporation (the “Corporation”) is a Pennsylvania business corporation, and a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Corporation was incorporated on July 6, 1983, and commenced operations on July 2, 1984, upon consummation of the acquisition of all of the outstanding stock of First National Bank of Berwick (the predecessor to First Keystone Community Bank). The Corporation has one wholly-owned subsidiary, First Keystone Community Bank (the “Bank”), which has a commercial banking operation and trust department as its major lines of business. Since commencing operations, the Corporation’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. Greater than 100% of the Corporation’s revenue and profit came from the commercial bank subsidiary for the years ended December 31, 2023 and 2022, and community banking was the only reportable segment. At December 31, 2023, the Corporation had total consolidated assets, deposits and stockholders’ equity of approximately $1.4 billion, $980 million and $122 million, respectively.

The Bank was originally organized in 1864 as a national banking association. On October 1, 2010, the Bank converted from a national banking association to a Pennsylvania chartered commercial bank and trust company under the supervision of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank’s deposits are insured by the FDIC to the maximum extent of the law, and it is regulated by the FDIC and the Pennsylvania Department of Banking and Securities. The Bank is subject to regulation by the Federal Reserve Board governing reserves required to be maintained against certain deposits and other matters. The Bank is also a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”), which is one of the twelve regional cooperative banks comprising the system of Federal Home Loan Banks that lending institutions use to finance housing and economic development in local communities.

The Bank’s legal headquarters are located at 111 West Front Street, Berwick, Pennsylvania, from which it oversees the operations of its nineteen branch locations. These locations consist of five branches within Columbia County, eight branches within Luzerne County, one branch in Montour County, four branches within Monroe County, and one branch in Northampton County, Pennsylvania. For further information, please refer to Item 2 – Properties, and Note 11 – Commitments and Contingencies in the notes to the consolidated financial statements.

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

At December 31, 2023, the Bank had 212 full-time employees and 11 part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

The Corporation’s internet website is firstkeystonecorp.fkc.bank and the Bank’s internet website is www.fkc.bank. None of the information or contents of our website is incorporated into this Annual Report on Form 10-K.

When we say “we”, “us”, “our” or the “Corporation”, we mean the Corporation on a consolidated basis with the Bank.

Primary Market Areas

The Bank’s primary market area reaches west from Montour County spanning east into Monroe and Northampton Counties, encompassing Columbia and Luzerne Counties. The bank’s market extends north through Luzerne County and south into Northampton County. Numerous other counties are also served; eleven contiguous counties, such as Pike and Lehigh; as well other surrounding counties, for instance Union and Snyder. The area served by the Bank includes a mix of rural communities, small to mid-sized towns and cities. The current population of the Bank’s primary five-county footprint has increased 2.6% since 2019 to 897,000 and is estimated to increase 1.3% to 909,000 by 2029. As of June 30, 2023, the FDIC Summary of Deposits report market share data ranked the Bank 8th in the deposit market share out of the top 25 banks in the principal five-county deposit market, with 4.7% of deposits.

The Bank’s headquarters, main office, and three of its branch offices are located in Berwick, Pennsylvania. Therefore, the Bank has a very strong presence in the Borough of Berwick, a community with a current population of approximately 10,300. The Bank ranks a commanding first in deposit market share in the Berwick market with 64.5% of deposits as of June 30, 2023, based on data compiled annually by the FDIC.

In the course of attracting and retaining deposits and originating loans, the Bank faces considerable competition with various types of financial institutions. The Bank competes with 29 commercial banks, 2 savings banks, 1 savings and loan association, and 34 credit unions for traditional banking products, such as deposits and loans in its primary five-county market area. Additionally, the Bank contends with non-bank and online firms, such as consumer finance companies and financial technology companies, for loans, mutual funds and other investment alternatives for deposits. The Bank vies for deposits based on the ability to provide a range of competitively priced products, quality consultative service, competitive rates, enhanced online service and offerings and convenient locations and hours. The challenge among its peers for loan origination generally relates to interest rates offered, products available, ease of process, quality of service, and loan origination fees charged. The economic base of the Bank’s market region is developed around small business, health care, educational facilities (colleges and public schools), light manufacturing industries, travel and leisure, and agriculture.

The Bank continues to assess the market area to determine the best way to meet the financial needs of the communities it serves. Management continues to pursue new market opportunities based on a strategic plan to efficiently grow the Bank, improve earnings performance, and bring the Bank’s products and services to new customers. Management strategically addresses growth opportunities versus competitive issues by formulating the new products and services to be offered, evaluating expansion opportunities of its existing footprint with new locations, as well as investing in the expertise of skilled employees. Through relationship banking, the Bank continues to succeed in serving its customers by living up to its motto, “Yesterday’s Traditions. Tomorrow’s Vision.”

Competition - Bank

The Bank is generally competitive with national, regional and community banking financial institutions and credit unions in its service area, with respect to interest rates paid on time, savings and interest-bearing checking deposits, service charges assessed and interest rates charged on loans. The Bank’s major competitors in Columbia, Luzerne, Montour, Monroe, Northampton, and Lehigh Counties are:

• AgChoice Farm Credit, ACA	• FNCB Bank	• Service 1st Federal Credit Union
• Citizens Bank, N.A.	• Fulton Bank, N.A.	• Susquehanna Community Bank
• Community Bank, N.A.	• The Honesdale National Bank	• Wayne Bank
• The Dime Bank	• Jersey Shore State Bank
• Embassy Bank for the Lehigh Valley	• Journey Bank
• ESSA Bank & Trust	• Luzerne Bank
• Fidelity Deposit and Discount Bank	• M & T Bank
• First National Bank of PA	• Members 1st Federal Credit Union
(FNB of PA)	• NBT Bank, N.A.
• First Northern Bank & Trust Co.	• Peoples Security Bank & Trust Co.

Concentration

The Corporation and the Bank are not dependent on deposits nor exposed by loan concentrations to a single customer or to a small group of customers, or sector or industry except as described below, such that the loss of any one or more would not have a materially adverse effect on the financial condition of the Corporation or the Bank. The Corporation had been successful in attracting municipal deposits, which make up 17.3% of total deposits at December 31, 2023. The largest deposit customer consisted of a municipality with deposit balances amounting to 4.9% of total deposits. The Corporation currently has the ability to utilize liquidity tools, such as wholesale borrowings or brokered deposits, to replace reductions in municipal deposits. The customers’ ability to repay their loans is generally dependent on the real estate market and general economic conditions prevailing in Pennsylvania, among other factors.

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

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 8%, a common equity tier 1 risk-based capital ratio of at least 6.5%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 6%, a common equity tier 1 risk-based capital ratio of at least 4.5%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition, or is engaged in an unsafe or unsound practice. Institutions are required under the FDICIA to closely monitor their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 2023, the Corporation and the Bank exceeded the minimum capital levels of the well capitalized category. See Note 13 — Regulatory Matters.

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

As of December 31, 2023, the Bank maintained capital ratios above the required capital conservation buffer.

Federal Reserve Bank Small Bank Holding Company Policy

Effective in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2023; however, the Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

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

Deposit Insurance. Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. Dodd-Frank also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. Dodd-Frank required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, Dodd-Frank eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes and volatility in interest rates on the Corporation’s results of operations, any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation is subject to lending risk.

As of December 31, 2023, approximately 89.1% of the Corporation’s loan portfolio was secured by real estate (including construction loans). Real estate loans secured by commercial properties are generally viewed as having more risk of default than consumer loans and loans secured by residential real estate. Loans secured by commercial properties are also typically larger than consumer loans and loans secured by residential real estate. Because the Corporation’s loan portfolio contains a significant number of loans secured by commercial properties with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the Corporation’s Allowance for Credit Losses is not sufficient to cover actual credit losses, earnings could decrease.

The Corporation’s loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In determining the amount of the allowance for credit losses, the Corporation reviews its loans and loss and delinquency experience and evaluates economic conditions. If the Corporation’s assumptions prove to be incorrect, the allowance for credit losses may not cover inherent losses in its loan portfolio at the date of the financial statements. Material additions to the Corporation’s allowance would materially decrease net income. At December 31, 2023, the allowance for credit losses totaled $6.9 million, representing 0.79% of average total loans.

Although the Corporation believes its underwriting standards are sufficient to manage normal lending risks, it is difficult to assess the future performance of the loan portfolio due to ongoing new originations. The Corporation cannot assure that non-performing loans will not increase or that non-performing or delinquent loans will not adversely affect future performance.

In addition, federal regulators periodically review the Corporation’s allowance for credit losses and may require it to increase the allowance for credit losses or recognize further loan charge-offs. Any increase in the allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition.

A new accounting standard resulted in a significant change in how the Corporation recognizes credit losses.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. The new CECL standard became effective on January 1, 2023 and for interim periods within that year. Under the CECL model, the Corporation is required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, as the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model previously required under generally accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred. The adoption of the CECL model materially affects how the allowance for credit losses is determined and the Corporation recognized a one-time-cumulative adjustment to decrease the allowance for credit losses of $1.119 million during the first quarter of 2023. If the Corporation is required to materially increase its allowance for credit losses for any reason, such increase could adversely affect its business, financial condition, and results of operations.

The Corporation’s communication, information and technology systems may experience an interruption or breach in security.

The Corporation relies heavily on communications, information and technology systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. The Corporation has policies, systems and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems; however, there can be no assurance that any such failures, interruptions or security breaches will not occur. While the Corporation maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. The occurrence of any failures, interruptions or security breaches of the Corporation’s information technology and communication systems could damage the Corporation’s reputation, adversely affecting customer or investor confidence, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny and possible regulatory penalties, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Past and future bank failures may adversely affect the national, regional, and local business environment, results of operation, and capital.

Past and future bank failures may have a profound impact on the national, regional, and local business environment in which the Bank operates. These impacts can range from business disruptions to adversely affecting their customers and customers withdrawing their deposits from the Bank. Management expects that one result of bank failures is that FDIC assessments will more likely than not increase as a cost of doing business to the Bank. These possible impacts may adversely affect the Bank’s future operating results, including net income, and negatively impact capital.

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

The Corporation, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in enforcement, enhanced supervision and sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The Corporation’s common stock is not currently listed on a national stock exchange, but traded on the Over the Counter Market. As a result, trading volume is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, unusually high sales volume of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to fall.

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

We identified a material weakness in our internal control over financial reporting at December 31, 2023 and cannot assure you that additional material weaknesses will not be identified in the future. If we fail to implement and maintain effective internal control over financial reporting, it could result in material misstatements in our financial statements in the future, which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

Our management identified a material weakness in our internal control over financial reporting at December 31, 2023. See Item 9A, "Controls and Procedures." While the material weakness had no impact upon our reported financial condition or results of operation at and for the fiscal year ended December 31, 2023, any prior periods or subsequent periods, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements in future periods. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC under Section 404. The existence of a material weakness could result in errors in our financial statements in future periods that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations, and cause investors or customers to lose confidence in our reported financial information, leading to a decline in our stock price or a loss of business.

The Corporation continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Some of the Corporation’s larger competitors may have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement every new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

The Corporation may need or be compelled to raise additional capital in the future, but that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require the Corporation and Bank to maintain adequate levels of capital to support their operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by the Corporation’s management and board of directors, based on capital levels that they believe are necessary to support the Corporation’s business operations. The Corporation periodically evaluates its present and future capital requirements and needs, its comprehensive capital plan and analyzes capital raising alternatives, methods and options. Even if the Corporation succeeds in meeting the current regulatory capital requirements, the Corporation may need to raise additional capital in the near future to support possible loan losses during future periods or to meet future regulatory capital requirements.

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

Poor economic conditions and the resulting bank failures increased the costs of the FDIC and depleted its deposit insurance fund. Any additional bank failures may prompt the FDIC to increase its premiums or to issue special assessments. The Corporation is generally unable to control the amount of premiums or special assessments that its subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the Corporation’s results of operations, financial condition, and its ability to continue to pay dividends on its common stock at the current rate or at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The risks associated with the cybersecurity landscape are vast and ever-changing. Additionally, as a financial institution, the Corporation is subject to extensive federal and state regulatory and compliance requirements, many of which are associated with the protection and privacy of customer information. In response, the Corporation has created a layered and adaptable Information Security Program to protect the confidentiality, integrity, and availability of proprietary information and customer data. Continuous assessment and improvement of Information Security procedures and controls remains an integral part of the Corporation’s overall risk management strategy and on-going business operations.

Risk Management Oversight and Governance

The Corporation’s Information Security Officer (ISO), with assistance from the Information Technology team, has the primary responsibility in maintaining, assessing, and updating the Information Security Program and for reporting cyber and information security matters to the Corporation’s executive management and Board of Directors. The ISO maintains a presence on a variety of committees that work together to monitor and manage the Corporation’s risk profile and approve any changes or enhancements to the risk management strategies, including the Board of Directors IT Committee and Audit Committee, and the Corporation’s IT Steering Committee, Enterprise Risk Management Committee, and Vendor Management Committee. At least annually, the ISO also presents to the Board of Directors on the state of the Information Security Program. This includes an overview of the Program’s strategy and processes for identifying and mitigating risks, employee security awareness and training efforts, and any enhancements or changes to the program since the previous report.

Cybersecurity Risk Management Program

The Information Security Program is designed with a defense-in-depth mentality, using a variety of techniques, tools, policies, and procedures to create a layered security posture against the various methods of cybersecurity attack and compromise. The day-to-day management and monitoring of the program’s technical aspects are handled by the ISO and the Information Technology team. They are responsible for user access and permissions control, system and network monitoring, vulnerability detection and mitigation, employee security awareness and training, and creating and maintaining technology and information security policies. The Corporation does engage with third parties, including a managed security service provider, to assist with or enhance aspects of the day-to-day Information Security Program. The ISO and IT team are currently in the process of strengthening the overall program by aligning controls and procedures with the Cybersecurity Frameworks established by the Center for Internet Security (CIS) and National Institute of Standards and Technology (NIST).

Business Continuity and Incident Response Plans are maintained to ensure that critical business functions maintain uptime or can be restored as quickly as possible in the event that a natural or technological event occurs that impacts the Corporation or any of its service providers. The Information Security Officer and Information Technology Manager work together to maintain these plans and perform testing exercises that ensure the Corporation’s back up technologies and procedures are working as intended and are available if the need should arise.

To help mitigate risks associated with third party vendors and service providers, the Corporation has implemented an extensive Vendor Management process, overseen by the Vendor Management Committee. All new vendors undergo due diligence analysis by the Corporation’s Vendor Management team, including review of their cybersecurity, data and privacy protection, and business continuity practices of those vendors with access to Corporation or customer data. Annual due diligence follow-up reviews are performed for all existing vendors on an ongoing basis and the results are reported to the Vendor Management Committee.

Notwithstanding the Corporation’s defensive measures and processes, the threat posed by cyber-attacks is extremely serious. The Corporation may not be successful in preventing or mitigating all cybersecurity incidents that could have a material adverse effect on it. While the Company has not, to date, detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, its systems and those of its customers and third-party service providers are under constant threat. It is possible that the Corporation could experience a significant cybersecurity event. The Corporation expects risks and exposures related to cybersecurity attacks to remain high for the foreseeable future.

Refer to Item 1A. “Risk Factors” for additional information related to cyber security risks.

ITEM 2. PROPERTIES

The Corporation and its subsidiary occupy nineteen branch properties in Columbia, Luzerne, Montour, Monroe and Northampton Counties in Pennsylvania, which are used principally as banking offices. As of December 31, 2023, the Corporation and its subsidiary bank owned 18 properties and leased 3 properties.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded in the over-the-counter market on the OTC Market under the symbol “FKYS”. The following table sets forth:

●	The quarterly high and low prices for a share of the Corporation’s common stock during the periods indicated as reported to the management of the Corporation;
●	Quarterly dividends on a share of the common stock paid with respect to each quarter since January 1, 2022; and
●	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	MARKET VALUE OF COMMON STOCK
			Per Share
			Dividend
2023	High	Low	Paid
First quarter	$22.20	$18.72	$0.28
Second quarter	$20.15	$17.25	$0.28
Third quarter	$20.45	$16.52	$0.28
Fourth quarter	$17.19	$13.00	$0.28

			Dividend
2022	High	Low	Paid
First quarter	$26.00	$24.00	$0.28
Second quarter	$25.95	$22.05	$0.28
Third quarter	$23.50	$20.95	$0.28
Fourth quarter	$22.75	$19.05	$0.28

As of December 31, 2023, the Corporation had approximately 903 shareholders of record.

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

Transfer Agent:

Equiniti Trust Company, LLC (EQ)	(800) 937-5449
6201 15th Avenue
Brooklyn, NY 11219

The following brokerage firms make a market in First Keystone Corporation common stock:

RBC Wealth Management	(800) 223-4207
Janney Montgomery Scott LLC	(800) 526-6397
Stifel Nicolaus & Co. Inc.	(800) 679-5446
Boenning & Scattergood, Inc.	(800) 883-1212

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

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Versus Year Ended December 31, 2022

Net income decreased to $5,560,000 for the year ended December 31, 2023, as compared to $14,024,000 for the prior year, a decrease of 60.4%. Earnings per share, both basic and diluted, for 2023 was $0.91 as compared to $2.35 in 2022, a decrease of 61.3%. Dividends per share for 2023 and 2022 were $1.12. The Corporation’s return on average assets was 0.42% in 2023 and 1.07% in 2022. Return on average equity decreased to 4.55% in 2023 from 10.75% in 2022. Total interest income in 2023 amounted to $56,988,000, an increase of $10,575,000 or 22.8% from 2022. The increase in interest income is due to increased interest rates, growth in real estate loans secured by commercial properties and Commercial and Industrial loans, and increased interest income earned on securities, offset by a $317,000 decrease in Paycheck Protection Program loan fees due to the discontinuation of the SBA program. Total interest expense of $27,872,000 increased $18,959,000 or 212.7% from 2022. The majority of this increase is related to increases in interest paid to depositors to retain and grow deposit relationships and increases in interest paid on short-term and long-term borrowings primarily through the Federal Home Loan Bank due to increases in volume and rate of borrowings.

Selected financial data and performance ratios of the Corporation for the past five years are presented below in Table 1.

Table 1 — Selected Financial Data

(Dollars in thousands, except per share data)	For the Year Ended December 31,
	2023	2022	2021	2020	2019
SELECTED FINANCIAL DATA AT YEAR END:
Total assets	$1,415,870	$1,329,194	$1,320,350	$1,179,047	$1,007,226
Total securities	394,450	375,143	439,878	368,357	279,861
Net loans	904,153	850,195	744,161	712,677	640,727
Total deposits	980,439	993,499	1,077,969	937,488	761,628
Total long-term borrowings	122,000	25,000	35,000	45,000	55,000
Total stockholders’ equity	121,615	120,386	148,555	144,242	128,752
SELECTED OPERATING DATA:
Interest income	$56,988	$46,413	$42,048	$39,567	$38,527
Interest expense	27,872	8,913	5,148	6,360	10,243
Net interest income	29,116	37,500	36,900	33,207	28,284
(Credit) provision for credit losses	(217)	(264)	860	1,200	450
Net interest income after (credit) provision for credit losses	29,333	37,764	36,040	32,007	27,834
Non-interest income	6,156	5,331	7,323	6,012	6,929
Non-interest expense	29,245	26,777	26,354	24,605	23,422
Income before income tax expense	6,244	16,318	17,009	13,414	11,341
Income tax expense	684	2,294	2,321	1,577	1,114
Net income	$5,560	$14,024	$14,688	$11,837	$10,227

PER SHARE DATA:
Net income	$0.91	$2.35	$2.49	$2.03	$1.77
Dividends	1.12	1.12	1.12	1.08	1.08

PERFORMANCE RATIOS:
Return on average assets	0.42%	1.07%	1.15%	1.09%	1.02%
Return on average equity	4.55%	10.75%	9.93%	8.61%	8.17%
Dividend payout	121.90%	47.70%	45.05%	53.29%	61.08%
Average equity to average assets	9.22%	9.92%	11.57%	12.72%	12.42%

Net interest income, as indicated below in Table 2, decreased by $8,384,000 or 22.4% to $29,116,000 for the year ended December 31, 2023. The Corporation’s net interest income on a fully tax equivalent basis decreased by $9,979,000, or 25.3% to $29,390,000 in 2023 as compared to $39,369,000 in 2022.

Table 2 — Reconciliation of Taxable Equivalent Net Interest Income

(Dollars in thousands)

	2023/2022
	Increase/(Decrease)
	2023	Amount	%	2022
Interest Income	$56,988	$10,575	22.8	$46,413
Interest Expense	27,872	18,959	212.7	8,913
Net Interest Income	29,116	(8,384)	(22.4)	37,500
Tax Equivalent Adjustment	274	(1,595)	(85.3)	1,869
Net Interest Income (fully tax equivalent)	$29,390	$(9,979)	(25.3)	$39,369

Table 3 — Average Balances, Rates and Interest Income and Expense

(Dollars in thousands)

	2023			2022
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans:
Commercial, net[1,2,4]	$88,806	$4,338	4.88%	$85,022	$3,047	3.58%
Real Estate[1,2]	779,177	37,239	4.78%	716,896	30,868	4.31%
Consumer, net[4]	5,694	481	8.45%	5,251	416	7.93%
Fees on Loans	―	768	—%	―	1,269	—%
Total Loans[5]	873,677	42,826	4.90%	807,169	35,600	4.41%

Securities:
Taxable	304,627	12,416	4.08%	297,471	7,449	2.50%
Tax-Exempt[1,3]	45,297	1,312	2.90%	117,414	4,953	4.22%
Total Securities	349,924	13,728	3.92%	414,885	12,402	2.99%
Restricted Investment in Bank Stocks	8,319	669	8.04%	4,279	264	6.17%
Interest-Bearing Deposits in Other Banks	1,659	39	2.31%	8,476	16	0.19%
Total Other Interest Earning Assets	9,978	708	7.09%	12,755	280	2.19%
Total Interest Earning Assets	1,233,579	57,262	4.64%	1,234,809	48,282	3.91%

Non-Interest Earning Assets:
Cash and Due From Banks	10,320			9,528
Allowance for Credit Losses	(7,071)			(9,077)
Premises and Equipment	21,193			19,296
Other Assets	67,249			61,294
Total Non-Interest Earning Assets	91,691			81,041
Total Assets	$1,325,270			$1,315,850

Interest Bearing Liabilities:
Savings, NOW, Money Markets and Interest Checking	$524,616	$11,003	2.10%	$631,217	$4,040	0.64%
Time Deposits	222,131	6,105	2.75%	163,525	1,219	0.75%
Securities Sold U/A to Repurchase	19,131	627	3.28%	26,825	225	0.84%
Short-Term Borrowings	154,625	8,147	5.27%	60,735	1,710	2.82%
Long-Term Borrowings	32,235	896	2.78%	28,890	628	2.17%
Subordinated Debentures	25,000	1,094	4.38%	25,000	1,091	4.36%
Total Interest Bearing Liabilities	977,738	27,872	2.85%	936,192	8,913	0.95%

Non-Interest Bearing Liabilities:
Demand Deposits	216,004			242,010
Other Liabilities	9,393			7,162
Stockholders’ Equity	122,135			130,486
Total Liabilities/Stockholders’ Equity	$1,325,270			$1,315,850

Net Interest Income Tax Equivalent		$29,390			$39,369

Net Interest Spread			1.79%			2.96%

Net Interest Margin			2.38%			3.19%

1Tax-exempt income has been adjusted to a tax equivalent basis using an incremental rate of 21% and statutory interest expense disallowance.

2Includes tax equivalent adjustments on tax-free municipal loans of $79,000 and $228,000 for years 2023 and 2022, respectively.

3Includes tax equivalent adjustments on tax-free municipal securities of $195,000 and $1,641,000 for years 2023 and 2022, respectively.

4Installment loans are stated net of unearned interest.

5Average loan balances include non-accrual loans. Interest income on non-accrual loans is not included.

NET INTEREST INCOME

The major source of operating income for the Corporation is net interest income. Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, including deposits and other borrowings. The amount of interest income is dependent upon both the volume of earning assets and the level of interest rates. In addition, the volume of non-performing loans affects interest income. The amount of interest expense varies with the amount of funds needed to support earning assets, interest rates paid on deposits and borrowed funds, and finally, the level of non-interest bearing deposits.

Table 3 on the preceding page provides a summary of average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and interest expense as well as average tax equivalent rates earned and paid as of year-end 2023 and 2022.

The yield on earning assets was 4.64% in 2023 and 3.91% in 2022. The rate paid on interest bearing liabilities was 2.85% in 2023 and 0.95% in 2022. This resulted in a decrease in our net interest spread to 1.79% in 2023, as compared to 2.96% in 2022.

As Table 3 illustrates, net interest margin, which is interest income less interest expense divided by average earning assets, was 2.38% in 2023 as compared to 3.19% in 2022. Net interest margins are presented on a tax-equivalent basis. In 2023, the yield on earning assets increased by 0.73% and the rate paid on interest bearing liabilities increased by 1.90%. Yields increased for a majority of interest earning assets and interest bearing liabilities during 2023, mainly as a result of the current high interest rate environment. The Federal Open Market Committee (FOMC) raised the fed funds target rate 11 times for a total of 525 basis points between March 2022 and July 2023, it has remained at the target rate of 5.25% to 5.5% through December 31, 2023. The yield on loans increased from 4.41% in 2022 to 4.90% in 2023 mainly due to loans originating and repricing at higher interest rates during 2023. The securities portfolio yield increased to 3.92% in 2023 as compared to 2.99% in 2022. The increase was mainly the result of the elevated rate environment impacting variable rate securities and purchases of higher yielding securities in 2023. The average rate paid on short-term borrowings increased 2.45% from 2.82% in 2022 to 5.27% in 2023 due to higher interest rates paid on a significantly higher average overnight borrowing balance. The rate paid on savings, NOW, money market, and interest checking accounts increased 1.46% from 0.64% to 2.10% and the average rate paid on time deposits increased 2.00% from 0.75% to 2.75%. Interest income exempt from federal tax was $1,570,000 in 2023 and $3,771,000 in 2022. Interest income exempt from federal tax decreased due to the sales of tax-exempt municipal securities in 2023. Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 21%.

The decrease in net interest margin at December 31, 2023 compared to December 31, 2022 was primarily due to increased yields on deposits and borrowings in 2023, as compared to 2022. Fully tax equivalent net interest income decreased by $9,979,000 or 25.3% to $29,390,000 at December 31, 2023 compared to $39,369,000 at December 31, 2022. During 2023, the Federal Reserve increased the federal-funds rate by 1.00%, resulting in a target range of 5.25% - 5.50%. The Corporation could experience a decrease in net interest income if market rates remain static or continue to increase, as the Corporation’s net interest income continues to be liability sensitive. To negate the potential impact of a decreasing net interest margin, the Corporation will continue to focus on attracting organic loan growth and core deposits such as checking, savings, and money market accounts, thereby further reducing its dependence on higher priced certificates of deposit and short-term borrowings. The Corporation is actively monitoring and restructuring its portfolios to become more asset sensitive, which will allow for better performance in a static or rates-up environment. The Corporation also entered into four rate swap contracts effective September 20, 2023. Of the four swaps, two were fair value interest rate swaps with a combined notional amount of $50,000,000, hedging fixed-rate available-for-sale debt securities, and two were cash flow interest rate swaps with a combined notional amount of $100,000,000, hedging specific short-term wholesale funding positions. See Note 12 – Derivative Instruments and Hedging Activities on page 93 for further analysis. The Corporation will continue to evaluate the potential impact of short-term rate fluctuations in 2024, as well as the slope and position of the yield curve.

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

In 2023, the decrease in net interest income on a fully tax equivalent basis of $9,979,000 resulted from a decrease in volume of $2,100,000 and a decrease of $7,879,000 due to changes in rate.

Table 4 — Rate/Volume Analysis

(Dollars in thousands)

	2023 COMPARED TO 2022
	VOLUME	RATE	NET
Interest Income:
Loans, Net	$2,933	$4,293	$7,226
Taxable Securities	179	4,788	4,967
Tax-Exempt Securities	(3,042)	(599)	(3,641)
Restricted Investment in Bank Stocks	249	156	405
Other	(13)	36	23
Total Interest Income	$306	$8,674	$8,980

Interest Expense
Savings, NOW and Money Markets	$(682)	$7,645	$6,963
Time Deposits	437	4,449	4,886
Securities Sold U/A to Repurchase	(65)	467	402
Short-Term Borrowings	2,643	3,794	6,437
Long-Term Borrowings	73	195	268
Subordinated Debentures	—	3	3
Total Interest Expense	2,406	16,553	18,959
Net Interest Income	$(2,100)	$(7,879)	$(9,979)

The change in interest due to both volume and rate has been allocated to change due to volume and change due to rate in proportion to the absolute value of the change in each. Balances on non-accrual loans are included for computational purposes. Interest income on non-accrual loans is not included.

PROVISION FOR CREDIT LOSSES

For the year ended December 31, 2023, the provision for credit losses resulted in a credit balance of $217,000, compared to a credit balance of $264,000 for the year ended December 31, 2022. The increase in the provision for credit losses in 2023 as compared to 2022 resulted from the Corporation’s analysis of the current loan portfolio, including historic losses, past-due trends, current economic conditions, loan portfolio growth, and other relevant factors. The provision for credit losses for the year ended December 31, 2023 is also reflective of management’s assessment of the continued risk associated with the uncertainty surrounding geopolitical and economic concerns. Charge-off and recovery activity in the allowance for credit losses resulted in net charge-offs of $13,000 and $142,000 for the years ended December 31, 2023 and 2022, respectively. See Analysis of Allowance for Credit Losses (Post-Adoption of ASU No. 2016-13) and Analysis of Allowance for Loan Losses (Pre-Adoption of ASU No. 2016-13) tables on pages 37 and 38 for further discussion.

Gross charge-offs amounted to $57,000 at December 31, 2023, as compared to $206,000 at December 31, 2022. The decreased level of charge-offs for the year ended December 31, 2023 was mainly due to a charge-off in the amount of $148,000 that was completed during the third quarter of 2022 on a commercial and industrial loan to a residential home builder. The business ceased operations as a result of financial difficulties; however, the circumstances were not suggestive of a regional industry issue. This charge-off contributed to the increased balance of net charge-offs in 2022 compared to 2023 but was not indicative of a significant change in asset quality in the overall loan portfolio. See Table 11 – Analysis of Allowance for Credit Losses for further details.

The allowance for credit losses as a percentage of average loans outstanding was 0.79% as of December 31, 2023 and 1.03% as of December 31, 2022. The decrease in the allowance for credit losses as a percentage of average loans outstanding is mainly the result of a decrease of $1,349,000 in the balance of the allowance for credit losses from $8,274,000 at December 31, 2022 to $6,925,000 at December 31, 2023, mainly due to the one-time-cumulative adjustment which was made upon the adoption of the CECL model in the first quarter of 2023, decreasing the allowance for credit losses by $1,119,000. Total average loans outstanding also increased by $66,508,000 from $807,169,000 at December 31, 2022 to $873,677,000 at December 31, 2023 which further contributed to the decrease in the allowance for credit losses as a percentage of average loans at December 31, 2023 as compared to December 31, 2022.

On a quarterly basis, management performs, and the Corporation’s Audit Committee and the Board of Directors review a detailed analysis of the adequacy of the allowance for credit losses. This analysis includes an evaluation of credit risk concentration, delinquency trends, past loss experience, current economic conditions, composition of the loan portfolio, classified loans and other relevant factors.

The Corporation will continue to monitor its allowance for credit losses and make future adjustments to the allowance through the provision for credit losses as conditions warrant. Although the Corporation believes that the allowance for credit losses is adequate to provide for losses inherent in the loan portfolio, there can be no assurance that future losses will not exceed the estimated amounts or that additional provisions will not be required in the future.

The Corporation is subject to periodic regulatory examination by the Pennsylvania Department of Banking and Securities and the FDIC. As part of the examination, the regulators will assess the adequacy of the Corporation’s allowance for credit losses and may include factors not considered by the Corporation. In the event that a regulatory examination results in a conclusion that the Corporation’s allowance for credit losses is not adequate, the Corporation may be required to increase its provision for credit losses.

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

Non-interest income through December 31, 2023 was $6,156,000, an increase of 15.5%, or $825,000, from 2022. The increase was due to less net securities losses and increased net gains (losses) on sales of mortgage loans in 2023.

During 2023, net securities losses decreased $728,000 to a net loss of $118,000. The decrease was due to the Corporation recognizing $99,000 in net gains on the sales of debt securities in 2023 as compared to $753,000 in net losses on the sales of debt securities in 2022. The Corporation then recognized $217,000 in net losses on held equity securities in 2023, due to market valuation fluctuations, as compared to recognizing $94,000 in net losses on held equity securities in 2022.

Gains (losses) on sales of mortgage loans amounted to a net gain of $65,000 in 2023 as compared to a net loss of $7,000 in 2022. The increase in net gains (losses) on sales of mortgage loans in 2023 was due to more individual loans sold in 2023 along with many of the loans sold in 2022 being sold at a loss due to rapid upward movement in interest rates. The Corporation continues to service the majority of mortgages which are sold, through maturity of the loans. This servicing income provides an additional source of non-interest income on an ongoing basis.

ATM fees and debit card income increased by $49,000 or 2.3% in 2023 as compared to 2022 due to increased debit card interchange fees as the result of an increase in debit card transaction volume in 2023. Income related to an increase in cash surrender value of life insurance increased by $24,000 or 4.0% mainly as a result of increased interest rates on the related policies.

Other income, consisting primarily of income from the sale of retail non-deposit investment products, safe deposit box rentals, and miscellaneous fees, decreased $16,000, or 5.9% in 2023 as compared to 2022 as the Corporation recognized less rental income from leased properties in 2023 as there was an agreement with a new tenant at one location for one year free of rent.

Table 5 — Non-Interest Income

(Dollars in thousands)	2023/2022
	Increase/(Decrease)
	2023	Amount	%	2022
Trust department	$931	$(44)	(4.5)	$975
Service charges and fees	2,205	12	0.5	2,193
Increase in cash surrender value of life insurance	621	24	4.0	597
ATM fees and debit card income	2,195	49	2.3	2,146
Net gains (losses) on sales of mortgage loans	65	72	1,028.6	(7)
Other	257	(16)	(5.9)	273
Subtotal	6,274	97	1.6	6,177
Net securities losses	(118)	728	86.1	(846)
Total	$6,156	$825	15.5	$5,331

NON-INTEREST EXPENSE

Total non-interest expense amounted to $29,245,000, an increase of $2,468,000, or 9.2% in 2023. Expenses associated with employees (salaries and employee benefits) continue to be the largest non-interest expenditure. Salaries and employee benefits amounted to $16,055,000 or 54.9% of total non-interest expense in 2023 and $14,554,000 or 54.4% in 2022. Salaries and employee benefits increased $1,501,000, or 10.3% in 2023. The increase in 2023 was due to increased salaries to offer more competitive wages in an effort to increase retention and support the Corporation’s growth, new hires related to the new full-service branch, and bonuses paid to all employees in January 2023. The number of full-time equivalent employees was 215 as of December 31, 2023 and 201 as of December 31, 2022.

Net occupancy expense increased $183,000, or 9.5% in 2023 as compared to 2022 as the result of increased bank building and leasehold improvement costs as the result of purchasing and renovating new branch locations in 2023. Net furniture and equipment and computer expense increased $121,000, or 5.8% in 2023 compared to 2022. The increase in 2023 was mainly due to higher software costs as the Corporation upgraded internal IT systems and implemented a new accounting system in 2023.

Professional services increased $170,000, or 13.4% in 2023 as compared to 2022. The higher expense was the result of increases in annual audit expenses along with additional audit expenses relating to year end 2022, primarily due to newly adopted ACL methodology and securities valuation costs, and higher consulting fees associated with implementing new internal systems contracts in 2023.

Pennsylvania shares tax expense decreased $377,000, or 30.5% in 2023 as compared to 2022. This was mainly due to the unrealized loss position of the Corporation’s debt securities portfolio at December 31, 2022 resulting in lower equity. FDIC insurance expense increased $213,000, or 43.5% in 2023 as compared to 2022. FDIC insurance expense varies with changes in net asset size, risk ratings, and FDIC derived assessment rates.

ATM and debit card fees expense increased $247,000, or 27.5% in 2023 as compared to 2022. The increase was the result of third-party pricing increases, increased debit card transaction volume and increased ATM fraud in 2023. Data processing fees increased $389,000, or 42.5% in 2023 as compared to 2022. This increase was the result of third party pricing increases, credits used to lower third party costs in 2022 and increased costs associated with the preparation for and implementation of the Corporation’s new online and mobile banking platforms.

Advertising expense increased $139,000, or 35.7% in 2023 as compared to 2022 as the result of the Corporation marketing the new full-service Bethlehem branch, along with utilizing more television, billboard, digital and social media advertising in 2023. Other non-interest expense decreased $118,000, or 3.9% in 2023 as compared to 2022. Other non-interest expense was higher in 2022 mainly due to a fraud reimbursement to one customer and a fraud settlement related to another customer’s deposit relationship.

The overall level of non-interest expense remains low, relative to the Corporation’s peers (community banks from $1 billion to $3 billion in assets). The Corporation’s total non-interest expense was 2.21% of average assets in 2023 and 2.04% in 2022, which places the Corporation among the leaders in its peer financial institution categories in controlling non-interest expense.

Table 6 — Non-Interest Expense

(Dollars in thousands)	2023/2022
	Increase/(Decrease)
	2023	Amount	%	2022
Salaries and employee benefits	$16,055	$1,501	10.3	$14,554
Occupancy, net	2,119	183	9.5	1,936
Furniture and equipment	637	43	7.2	594
Computer expense	1,571	78	5.2	1,493
Professional services	1,440	170	13.4	1,270
Pennsylvania shares tax	861	(377)	(30.5)	1,238
FDIC Insurance	703	213	43.5	490
ATM and debit card fees	1,146	247	27.5	899
Data processing fees	1,304	389	42.5	915
Advertising	528	139	35.7	389
Other	2,881	(118)	(3.9)	2,999
Total	$29,245	$2,468	9.2	$26,777

INCOME TAX EXPENSE

Income tax expense for the year ended December 31, 2023, was $684,000 as compared to $2,294,000 for the year ended December 31, 2022. The effective income tax rate was 11.0% in 2023 and 14.1% in 2022. The decrease in the effective tax rate for 2023 was due to lower pre-tax earnings in relation to the amount of tax-exempt income earned on securities and more low-income housing tax credits. The Corporation recognized $484,000 and $249,000 of tax credits from low-income housing partnerships for the years ended December 31, 2023 and 2022, respectively.

FINANCIAL CONDITION

GENERAL

Total assets increased to $1,415,870,000 at year-end 2023, an increase of 6.5% from year-end 2022.

Total debt securities available-for-sale increased $19,524,000 or 5.2% to $392,968,000 as of December 31, 2023. The increase was mainly due to the purchase of several securities in the combined amount of $81,463,000, offset by the sales of tax-exempt municipals in the combined amount of $23,131,000, principal paydowns, and calls and maturities during 2023.

Net loans increased in 2023 from $850,195,000 to $904,153,000, a 6.3% increase. Loan demand grew in 2023 as the Bank has realized an increase in loan originations, primarily commercial real estate and commercial and industrial loans.

The cash surrender value of bank owned life insurance totaled $26,010,000 at December 31, 2023, an increase of $621,000 or 2.4% from 2022. This increase represents tax-free income included in non-interest income on the consolidated statements of income.

Investments in low-income housing partnerships were $5,961,000 at year-end 2023, an increase of 58.4% from year-end 2022. The Corporation became a limited partner in a new real estate venture during 2021 with an initial investment of $435,000. In 2023, capital contributions and other payments in the combined amount of $2,429,000 were made in relation to the new real estate venture. Investing in low-income housing real estate ventures enables the Corporation to recognize tax credits and satisfy Community Reinvestment Act initiatives.

As of December 31, 2023, total deposits amounted to $980,439,000, a decrease of 1.3% from 2022. The decrease is due to a decrease in non-interest bearing deposits and a decrease in municipal deposits, offset by an increase in interest bearing deposits including a $40,250,000 increase in Brokered CDs. The Corporation has also experienced a shift from transactional deposits to term deposits due to higher CD rate offerings.

The Corporation continues to maintain and manage its asset growth. The Corporation’s strong equity capital position provides an opportunity to further leverage its asset growth. Short and long-term borrowings increased in 2023 by $97,050,000, mainly due to the execution of a balance sheet leverage strategy that included $100,000,000 in new long-term borrowings to fund increases in the securities portfolio.

Total stockholders’ equity increased to $121,615,000 at December 31, 2023, an increase of $1,229,000, primarily due to an increase in surplus.

SEGMENT REPORTING

Currently, management measures the performance and allocates the resources of the Corporation as a single segment.

EARNING ASSETS

Earning assets are defined as those assets that produce interest income. By maintaining a healthy asset utilization rate, i.e., the volume of earning assets as a percentage of total assets, the Corporation maximizes income. The earning asset ratio (average interest earning assets divided by average total assets) equaled 93.1% for 2023 compared to 93.8% for 2022. This indicates that the management of earning assets is a priority and non-earning assets, primarily cash and due from banks, fixed assets and other assets, are maintained at minimal levels. The primary earning assets are loans and securities.

SECURITIES

The Corporation uses securities to not only generate interest and dividend revenue, but also to help manage interest rate risk and to provide liquidity to meet operating cash needs.

The securities portfolio consists of debt securities available-for-sale. No securities were established in a trading account. Debt securities available-for-sale increased $19,524,000 or 5.2% to $392,968,000 in 2023. At December 31, 2023, the net unrealized loss, net of the tax effect, on these securities was $26,073,000 and was included in stockholders’ equity as accumulated other comprehensive loss. Table 7 provides data on the fair value of the Corporation’s securities portfolio on the dates indicated. The vast majority of security purchases are allocated as available-for-sale. This provides the Corporation with increased flexibility should there be a need or desire to liquidate a security.

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

Table 7 — Securities

(Dollars in thousands)	Available-For-Sale
	December 31, 2023	December 31, 2022
U.S. Treasury securities	$7,041	$6,801
U. S. Government corporations and agencies	145,624	142,855
Other mortgage-backed debt securities	34,050	33,688
Obligations of state and political subdivisions	87,703	110,689
Asset-backed securities	82,162	36,418
Corporate debt securities	36,388	42,993
Total	$392,968	$373,444

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2023. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 8 — Securities Maturity Table

(Dollars in thousands)	December 31, 2023
	Debt Securities Available-For-Sale
		U.S. Government	Other	Obligations
		Corporations &	Mortgage	of State	Asset	Corporate
	U.S. Treasury	Agencies	Backed Debt	& Political	Backed	Debt
	Securities	Obligations[1]	Securities[1]	Subdivisions	Securities	Securities
Within 1 Year:
Amortized cost	$—	$—	$4,666	$1,780	$—	$7,503
Fair value	—	—	4,604	1,758	—	7,524

1 - 5 Years:
Amortized cost	7,881	4,028	1,241	18,808	—	—
Fair value	7,041	3,979	1,147	18,159	—	—

5 - 10 Years:
Amortized cost	—	9,133	—	25,629	1,385	33,144
Fair value	—	9,211	—	22,375	1,382	28,864

After 10 Years:
Amortized cost	—	146,909	30,716	51,682	81,467	—
Fair value	—	132,434	28,299	45,411	80,780	—

Total:
Amortized cost	$7,881	$160,070	$36,623	$97,899	$82,852	$40,647
Fair value	7,041	145,624	34,050	87,703	82,162	36,388

1Mortgage-backed and asset-backed securities are allocated for maturity reporting at their original maturity date.

Marketable equity securities consist of common stock investments in other commercial banks and bank holding companies. At December 31, 2023 and 2022, the Corporation had $1,482,000 and $1,699,000, respectively, in equity securities recorded at fair value, a decrease of $217,000 or 12.8%.

LOANS

Total loans increased to $911,078,000 as of December 31, 2023, compared to a balance of $858,469,000 as of December 31, 2022. Table 9 provides data relating to the composition of the Corporation’s loan portfolio on the dates indicated. Total loans increased $52,609,000, or 6.1% in 2023 compared to an increase of $105,628,000, or 14.0% in 2022.

Continued demand for borrowing by businesses accounted for the 6.1% increase in the loan portfolio from December 31, 2022 to December 31, 2023. The Real Estate portfolio increased $46,613,000 or 6.1% from $764,880,000 at December 31, 2022 to $811,493,000 at December 31, 2023. The increase in the Real Estate portfolio for the year ended December 31, 2023 was mainly the result of $110,819,000 in new loan originations, which were offset by loan payoffs of $39,675,000 and a decrease of $8,886,000 in utilization of existing real estate lines of credit, along with regular principal payments and other typical fluctuations in the Real Estate portfolio. The Agricultural portfolio decreased $189,000 or 22.0% from $860,000 at December 31, 2022 to $671,000 at December 31, 2023. The decrease in the Agricultural portfolio for the year ended December 31, 2023 was mainly the result of an increase of $6,000 in utilization of existing agricultural lines of credit, offset with regular principal payments and other typical fluctuations in the Agricultural portfolio. There were no new agricultural loans originated during the year ended December 31, 2023 and payoffs of agricultural loans for the year ended December 31, 2023 did not have a material impact on the change in the portfolio balance. Overall, the Commercial and Industrial portfolio increased $10,832,000 or 19.3% from $56,077,000 at December 31, 2022 to $66,909,000 at December 31, 2023. The increase in the Commercial and Industrial portfolio during the year ended December 31, 2023 was mainly attributable to the portion of the Commercial and Industrial portfolio, excluding PPP loans, which increased $10,945,000 during the year ended December 31, 2023. The increase was attributable to $12,592,000 in new loan originations along with an increase of $1,824,000 in utilization of existing commercial and industrial lines of credit offset by loan payoffs of $1,556,000, as well as regular principal payments and other typical amortization in the Commercial and Industrial portfolio. The portion of the Commercial and Industrial portfolio attributable to PPP loans decreased $113,000 from December 31, 2022 to December 31, 2023 with all PPP loans paid off or forgiven as of December 31, 2023. Consumer loans increased $117,000 or 2.1% from $5,707,000 at December 31, 2022 to $5,824,000 at December 31, 2023. The increase is mainly attributable to new loan originations of $2,545,000, offset by loan payoffs of $1,082,000 and a decrease of $4,000 in utilization of existing consumer lines of credit, along with regular principal payments. The State and Political Subdivisions portfolio decreased $4,764,000 or 15.4% from $30,945,000 at December 31, 2022 to $26,181,000 at December 31, 2023. The decrease is mainly the result of $2,420,000 in loan payoffs for the year ended December 31, 2023 along with regular principal payments, offset by $731,000 in new loan originations.

The Corporation continues to originate and sell certain long-term fixed rate residential mortgage loans, which conform to secondary market requirements, when the market pricing is favorable. The Corporation derives ongoing income from the servicing of mortgages sold in the secondary market. The Corporation continues its efforts to lend to creditworthy borrowers. Management believes the loan portfolio is well diversified.

All loan relationships in excess of $1,500,000 are reviewed internally and/or externally through a loan review process on an annual basis. Such review is based upon analysis of current financial statements of the borrower, co-borrowers/guarantors, payment history, and economic conditions.

Overall, the portfolio risk profile as measured by loan grade is considered low risk, as $885,912,000 or 97.35% of gross loans are graded Pass; $58,000 or 0.01% are graded Special Mention; $24,034,000 or 2.64% are graded Substandard; and $0 are graded Doubtful. The rating is intended to represent the best assessment of risk available at a given point in time, based upon a review of the borrower’s financial statements, credit analysis, payment history with the Bank, credit history and lender knowledge of the borrower. See Note 3 — Loans and Allowance for Credit Losses for risk grading tables.

Overall, non-pass grades increased to $24,092,000 at December 31, 2023, as compared to $20,935,000 at December 31, 2022. Real Estate non-pass grades increased $3,174,000 or 15.7% to $23,384,000 as of December 31, 2023 compared to $20,210,000 as of December 31, 2022. Commercial and Industrial non-pass grades decreased $75,000 or 10.3% to $650,000 as of December 31, 2023 compared to $725,000 as of December 31, 2022. Consumer non-pass grades increased to $58,000 as of December 31, 2023 compared to $0 at December 31, 2022. There were no Agricultural or State and Political non-pass grades as of December 31, 2023 or December 31, 2022.

The increase in Real Estate non-pass grades from December 31, 2022 to December 31, 2023 is mainly the result of the downgrade of a loan to the owner of a hotel and restaurant which carried a balance of $3,661,000 at December 31, 2023. The loan was downgraded to substandard status during the fourth quarter of 2023 due to the protracted timeframe of over two years which has transpired to complete the necessary renovations to the hotel following a fire. The hotel has exhausted all insurance and stimulus funds and now has to finance any deficits in profitability through other revenue streams, savings, or owner contributions.

The Corporation continues to internally underwrite each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

The classes of the Corporation’s loan portfolio net of unearned discount and net deferred loan fees and costs are summarized in Table 9.

Table 9 — Loans

(Dollars in thousands)	December 31,	December 31,
	2023	2022
Real Estate	$811,493	$764,880
Agricultural	671	860
Commercial and Industrial	66,909	56,077
Consumer	5,824	5,707
State and Political Subdivisions	26,181	30,945
Total Loans	$911,078	$858,469

The Corporation’s maturity and interest rate sensitivity information related to the loan portfolio is summarized in Table 10.

Table 10 — Loan Maturity and Interest Sensitivity

Loans by Maturity
	December 31, 2023
(Dollars in thousands)	One Year	After One Year	After
	and Less	Through Five Years	Five Years	Total
Real Estate	$36,021	$58,874	$716,598	$811,493
Agricultural	632	39	—	671
Commercial and Industrial	25,073	19,213	22,623	66,909
Consumer	1,421	4,190	213	5,824
State and Political Subdivisions	15	4,227	21,939	26,181
Total	$63,162	$86,543	$761,373	$911,078

The above data represents the amount of loans receivable at December 31, 2023 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

Loans by Repricing
	December 31, 2023
(Dollars in thousands)	One Year	After One Year	After
	and Less	Through Five Years	Five Years	Total
Real Estate	$85,966	$581,966	$143,561	$811,493
Agricultural	632	39	—	671
Commercial and Industrial	26,427	30,691	9,791	66,909
Consumer	1,421	4,190	213	5,824
State and Political Subdivisions	15	10,873	15,293	26,181
Total	$114,461	$627,759	$168,858	$911,078

Loans with a fixed interest rate	$10,828	$54,146	$159,358	$224,332
Loans with a variable interest rate	103,633	573,613	9,500	686,746
Total	$114,461	$627,759	$168,858	$911,078

The above data represents the amount of loans receivable at December 31, 2023 which are due or have the opportunity to reprice in the periods indicated, based on remaining scheduled repayments of principal for fixed rate loans or date of next repricing opportunity for variable rate loans. The fixed and variable portions of the amounts of loans receivable due or repricing in the periods indicated are also summarized above.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses constitutes the amount available to absorb losses within the loan portfolio. As of December 31, 2023, the allowance for credit losses was $6,925,000 as compared to $8,274,000 as of December 31, 2022. The allowance for credit losses is established through a provision for credit losses charged to expenses. Loans are charged against the allowance for possible credit losses when management believes that the collectability of the principal is unlikely. The risk characteristics of the loan portfolio are managed through various control processes, including credit evaluations of individual borrowers, periodic reviews, and diversification by industry. Risk is further mitigated through the application of lending procedures such as the holding of adequate collateral and the establishment of contractual guarantees.

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

Management considers, based upon its methodology, that the allowance for credit losses is adequate to cover foreseeable future losses. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, that might be incurred in the future. On a quarterly basis, management evaluates the qualitative factors utilized in the calculation of the Company’s allowance for credit losses and various adjustments are made to these factors as deemed necessary at the time of evaluation. Upon adoption of ASU No. 2016-13 in the first quarter of 2023, the qualitative factors used in the allowance calculation were adjusted from five loan pools utilized under previous methodology to fifteen loan segmentation pools aligning with the segmentation of the quarterly call report. There were no material increases or decreases in the qualitative factors arising from the realigning of the qualitative factor pools/segments and no additional qualitative factor adjustments were deemed necessary for the first quarter of 2023. During the second quarter of 2023, qualitative factors related to delinquency trends were increased by four basis points for each of the following loan segmentation pools: (a) revolving, open-end, 1-4 family residential properties (and extended under lines of credit) and (b) secured by multifamily (5 or more) residential properties. Both of these loan segmentation pools are included in the Real Estate component of the loan portfolio. During the third quarter of 2023, various qualitative factor decreases were implemented across multiple loan segmentation pools. Delinquency trends were decreased by twelve basis points for each of the following loan segmentation pools: (a) construction, land development, and other land loans, (b) residential construction (loans to build homes, both speculative and owner-occupied, and 1-4 family lot loans), (c) agribusiness, farmland, or secured by farmland, (d) loans secured by junior liens, and (e) loans secured by other non-farm, non-residential properties. All of these loan segmentation pools are included in the Real Estate component of the loan portfolio. Additionally, delinquency trends were decreased by eight basis points and volume trends were decreased by twelve basis points across all three loan segmentation pools in the Consumer portfolio, volume trends for Commercial and Industrial loans were decreased by eight basis points, and delinquency trends for Agricultural loans were decreased by eight basis points during the third quarter of 2023. During the fourth quarter of 2023, qualitative factors related to economic trends were decreased by four basis points across all loan segments and qualitative factors related to collateral values were increased by four basis points related to loans to finance agricultural production and other loans for farmers in the Agricultural portfolio, commercial and industrial loans in the Commercial and Industrial portfolio, and automobile loans in the Consumer portfolio. Additionally, qualitative factors related to delinquency trends were decreased by sixteen basis points related to revolving, open-end 1-4 family residential properties in the Real Estate portfolio and automobile loans in the Consumer portfolio and increased by eight basis points related to loans secured by other non-farm, non-residential properties in the Real Estate portfolio and other revolving credit plans in the Consumer portfolio. Qualitative factors related to volume trends were increased by four basis points for each of the following loan segmentation pools: (a) construction, land development, and other land loans, (b) agribusiness, farmland, or secured by farmland, (c) secured by multi-family (5 or more) residential properties, (d) loans secured by owner-occupied non-farm, non-residential properties, and (e) loans secured by other non-farm, non-residential properties. Qualitative factors related to volume trends were decreased by four basis points for each of the following loan segmentation pools: (a) residential construction (loans to build homes, both speculative and owner-occupied, and 1-4 family lot loans), (b) revolving, open-end 1-4 family residential properties, (c) loans secured by first liens, and (d) loans secured by junior liens. All of the loan segmentation pools impacted by qualitative factor adjustments for volume trends are included in the Real Estate component of the loan portfolio. Qualitative factors related to external factors were increased by four basis points for each of the following loan segmentation pools in the Real Estate portfolio: (a) residential construction (loans to build homes, both speculative and owner-occupied, and 1-4 family lot loans), (b) revolving, open-end 1-4 family residential properties, (c) loans secured by first liens, and (d) loans secured by junior liens. Qualitative factors related to external factors were also increased by four basis points for loans to finance agricultural production and other loans to farmers in the Agricultural portfolio, commercial and industrial loans in the Commercial and Industrial portfolio, other revolving credit plans, automobile loans, and other consumer loans in the Consumer portfolio, and obligations (other than securities or leases) of state and political subdivisions in the US in the State and Political Subdivisions portfolio.

Table 11 contains an analysis of the allowance for credit losses indicating charge-offs and recoveries by year. In 2023 and 2022, net charge-offs as a percentage of average loans amounted to 0.001% and 0.018% respectively. Net charge-offs amounted to $13,000 in 2023 and $142,000 in 2022. Net charge-offs were higher in 2022 than in 2023, mainly due to a charge-off in the amount of $148,000 that was completed during the third quarter of 2022 on a commercial and industrial loan to a residential construction company, as the business ceased operations as a result of financial difficulties.

For the year ended December 31, 2023, the provision for credit losses resulted in a credit balance of $217,000, as compared to a credit balance of $264,000 for the year ended December 31, 2022. The net effect of the credit balance of the provision and net charge-offs resulted in the year-end allowance for credit losses of $6,925,000 of which 94.42% was attributed to the Real Estate component, 0.01% was attributed to the Agricultural component, 3.83% was attributed to the Commercial and Industrial component, 1.13% was attributed to the Consumer component, and 0.61% was attributed to the State and Political Subdivisions component (refer to the activity in Note 3 — Loans and Allowance for Credit Losses on page 79.) The Corporation determined that the provision for credit losses made during 2023 was sufficient to maintain the allowance for credit losses at a level necessary for the probable losses inherent in the loan portfolio as of December 31, 2023.

Table 11

Analysis of Allowance for Credit Losses (Post-Adoption of ASU No. 2016-13)

(Dollars in thousands)
December 31,
As of and for the year ended:	2023
Balance at prior year-end	$8,274
CECL adoption adjustment	(1,119)
Beginning balance	7,155

Charge-offs:
Real Estate	—
Agricultural	—
Commercial and Industrial	—
Consumer	57
State and Political Subdivisions	—
57
Recoveries:
Real Estate	37
Agricultural	—
Commercial and Industrial	2
Consumer	5
State and Political Subdivisions	—
44

Net charge-offs	13
Credits charged to operations	(217)
Balance at end of period	$6,925

Ratio of net charge-offs during the period to average loans outstanding during the period	0.001%
Allowance for credit losses to average loans outstanding during the period	0.793%

Analysis of Allowance for Loan Losses (Pre-Adoption of ASU No. 2016-13)

(Dollars in thousands)	Years Ended December 31,
	2022	2021	2020	2019
Beginning balance	$8,680	$7,933	$7,005	$6,745

Charge-offs:
Commercial and Industrial	158	13	90	—
Commercial Real Estate	3	29	141	64
Residential Real Estate	12	80	33	69
Consumer	33	36	37	71
	206	158	301	204
Recoveries:
Commercial and Industrial	3	—	14	6
Commercial Real Estate	40	30	—	—
Residential Real Estate	16	4	8	2
Consumer	5	11	7	6
	64	45	29	14

Net charge-offs	142	113	272	190
(Credits) additions charged to operations	(264)	860	1,200	450
Balance at end of period	$8,274	$8,680	$7,933	$7,005

Ratio of net charge-offs during the period to average loans outstanding during the period	0.018%	0.015%	0.040%	0.031%
Allowance for loan losses to average loans outstanding during the period	1.025%	1.178%	1.160%	1.127%

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

The loan review process, which is conducted quarterly, is an integral part of the Bank’s evaluation of the loan portfolio. A detailed quarterly analysis to determine the adequacy of the Corporation’s allowance for credit losses is reviewed by the Board of Directors.

With the Bank’s manageable level of net charge-offs and a decrease to the reserve from the credit balance of the provision, the allowance for credit losses as a percentage of average loans amounted to 0.793% in 2023 and 1.025% in 2022.

Table 12 sets forth the allocation of the Bank’s allowance for credit losses by loan category and the percentage of loans in each category to the total allowance for credit losses at the dates indicated. The portion of the allowance for credit losses allocated to each loan category does not represent the total available for future losses that may occur within the loan category, since the total credit loss allowance is a valuation reserve applicable to the entire loan portfolio.

Table 12

Allocation of Allowance for Credit Losses (Post-Adoption of ASU No. 2016-13)

(Dollars in thousands)	December 31, 2023	%*
Real Estate	$6,539	94.42
Agricultural	1	0.01
Commercial and Industrial	265	3.83
Consumer	78	1.13
State and Political Subdivisions	42	0.61
	$6,925	100.0

Allocation of Allowance for Loan Losses (Pre-Adoption of ASU No. 2016-13)

(Dollars in thousands)

	2022	%*	2021	%*	2020	%*	2019	%*
Commercial and Industrial	$704	8.5	$681	8.8	$787	10.8	$634	9.7
Commercial Real Estate	5,932	71.7	5,408	70.1	4,762	65.4	4,116	63.0
Residential Real Estate	1,557	18.8	1,539	20.0	1,643	22.5	1,665	25.5
Consumer	81	1.0	84	1.1	94	1.3	114	1.8
Unallocated	—	N/A	968	N/A	647	N/A	476	N/A
	$8,274	100.0	$8,680	100.0	$7,933	100.0	$7,005	100.0

*Percentage of allocation in each category to total allocations in the Allowance for Loan Loss Analysis, excluding unallocated.

NON-PERFORMING ASSETS

Table 13 details the Corporation’s non-performing assets and individually evaluated loans as of the dates indicated. Generally, a loan is classified as non-accrual and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against current period income. Foreclosed assets held for resale represent property acquired through foreclosure, or considered to be an in-substance foreclosure.

Total non-performing assets amounted to $5,681,000 as of December 31, 2023, as compared to $5,359,000 as of December 31, 2022. The economy remains unstable. Consumer spending remains at high levels, allowing the inflation rate to continue to remain higher than desired levels. Business sentiment is downbeat and business investment has slowed. Many economists and influential thinkers believe that the economy is moving forward in spite of certain forecasts and predictors. Inflation was receding earlier in 2023, at 3% as of June 2023; however, it rose to 3.7% as of September 2023 and then dropped slightly to 3.4% as of December 2023. The Federal Reserve’s target rate of inflation is 2%. The war between Ukraine and Russia continues to produce worldwide consternation. The heightened conflict with Israel and Palestine has caused much hostility throughout the world. The constant disputing over whether to continue US support of Ukraine and Israel in ongoing efforts has been a strain on the economy. Values of new and used homes and automobiles have remained high. Higher interest rates have added to the curtailed borrowing. Consumer savings is dwindling, and credit balances are growing. Supply chains are back up and running efficiently in many areas. Labor continues to remain costly and unpredictable. The Federal Reserve has noted they will cease rate hikes and has indicated a plan to potentially begin reducing rates in 2024. These forces have had a direct effect on the Corporation’s nonperforming assets. The Corporation is closely monitoring all segments of its loan portfolio because of the current uncertain economic environment. Non-accrual loans totaled $4,616,000 as of December 31, 2023 as compared to

$5,051,000 as of December 31, 2022. There were no foreclosed assets held for resale as of December 31, 2023 or December 31, 2022. There were five loans past-due 90 days or more and still accruing interest as of December 31, 2023 which carried an aggregate balance of $1,065,000, compared to December 31, 2022 when there were three loans past-due 90 days or more and still accruing interest. The loans past-due 90 days or more and still accruing interest as of December 31, 2023 consisted of four loans secured by commercial real estate and one loan secured by residential real estate, all of which were well secured and in the process of collection.

Non-performing assets to total loans was 0.62% for both December 31, 2023 and 2022. Non-performing assets to total assets was 0.40% for both December 31, 2023 and 2022. The allowance for credit losses to total non-performing assets was 140.61% as of December 31, 2023 as compared to 154.39% as of December 31, 2022. Additional detail can be found in Table 13 – Non-Performing Assets and Individually Evaluated Loans (Post-Adoption of ASU No. 2016-13) and Non-Performing Assets and Impaired Loans (Pre-Adoption of ASU No. 2016-13) and the Non-Performing Assets table in Note 3 — Loans and Allowance for Credit Losses. Asset quality is a priority and the Corporation retains a full-time loan review officer to closely track and monitor overall loan quality, along with a full-time loan workout department to manage collection and liquidation efforts and engages an annual external loan review.

Performing substandard loans, which have not been designated for individual evaluation to determine expected credit losses, have characteristics that cause management to have doubts regarding the ability of the borrower to perform under present loan repayment terms and which may result in reporting these loans as non-performing loans in the future. Performing substandard loans not designated for individual evaluation amounted to $19,418,000 at December 31, 2023 and $10,776,000 at December 31, 2022.

Individually evaluated loans were $4,925,000 at December 31, 2023, compared to impaired loans of $11,207,000 at December 31, 2022. The largest individually evaluated loan relationship at December 31, 2023 consisted of a non-performing loan to a student housing holding company which is secured by commercial real estate. At December 31, 2023, the loan carried a balance of $1,990,000, net of $1,989,000 that had been charged off to date. The second largest individually evaluated loan relationship at December 31, 2023 consisted of five non-performing loans to a plastic processing company focused on non-post-consumer recycling. Three loans are classified in the Commercial and Industrial portfolio and two loans are secured by commercial real estate. The loans carried an aggregate balance of $975,000 at December 31, 2023. The third largest individually evaluated loan relationship at December 31, 2023 consisted of a non-performing loan to the owner of a golf course and catering venue which is secured by commercial real estate. At December 31, 2023, the loan carried a balance of $582,000.

The Corporation estimates the need for individual evaluation of loans based on its analysis of the cash flows or collateral estimated at fair value less cost to sell. For collateral dependent loans, the estimated appraisal or other qualitative adjustments and cost to sell percentages are determined based on the market area in which the real estate securing the loan is located, among other factors, and therefore, can differ from one loan to another. Of the $4,925,000 in individually evaluated loans at December 31, 2023, none were located outside the Corporation’s primary market area.

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

Improving loan quality is a priority. The Corporation actively works with borrowers to resolve credit problems and will continue its close monitoring efforts in 2024. Excluding the assets disclosed in Table 13 – Non-Performing Assets and Individually Evaluated Loans (Post-Adoption of ASU No. 2016-13) and Non-Performing Assets and Impaired Loans (Pre-Adoption of ASU No. 2016-13) and the Non-Performing Assets table in Note 3 — Loans and

Allowance for Credit Losses, management is not aware of any information about borrowers’ possible credit problems which cause serious doubt as to their ability to comply with present loan repayment terms.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgments about information available to them at the time of examination.

The economic climate remains in a state of flux. The war between Ukraine and Russia moves into its third year and the Israeli conflict in the Gaza strip has intensified and incited worldwide hostilities. Inflationary pressures have eased but the effects of monetary policy adjustments made to affect the change remain. The looming Presidential election and the legal issues that permeate the leading Presidential candidates, commodity prices remaining high even as inflationary pressures have eased, gas prices fluctuating widely from week to week, small businesses closing, larger corporations cutting jobs, unprecedented weather conditions seen around the world, and the fears recession may still be looming have all exacerbated the difficulties in the national and state economy. Experts at all levels continue to ascertain the intermediate or long term effects of such issues. The Corporation may experience difficulties collecting payments on time from its borrowers, and certain types of loans may need to be modified, which could cause a rise in the level of individually evaluated loans, non-performing assets, charge-offs, and delinquencies. Should such metrics increase, additions to the balance of the Corporation’s allowance for credit losses could be required. The extent of the impact of these stressors on the Corporation’s operational and financial performance will depend on certain developments including reactions to inflationary controls enacted, the labor force, the longevity of the wars, the ongoing political landscape, and the looming threat of a recession, and any after-effects of these factors. These factors may not immediately impact the Corporation’s operational and financial performance, as the effects of these factors may lag into the future. The Corporation is also susceptible to the impact of economic and fiscal policy factors that may evolve in the current economic environment.

A concentration of credit exists when the total amount of loans to borrowers, who are engaged in similar activities that are similarly impacted by economic or other conditions, exceed 10% of total loans. As of December 31, 2023 and 2022 management is of the opinion that there were no loan concentrations exceeding 10% of total loans.

Table 13

Non-Performing Assets and Individually Evaluated Loans (Post-Adoption of ASU No. 2016-13)

(Dollars in thousands)	December 31,
2023
Non-performing assets
Non-accrual loans	$4,616
Foreclosed assets held for resale	—
Loans past-due 90 days or more and still accruing interest	1,065
Total non-performing assets	$5,681

Individually evaluated loans
Non-accrual loans	$4,616
Other Individually Evaluated loans	309
Total individually evaluated loans	4,925
Allocated allowance for credit losses	—
Net investment in individually evaluated loans	$4,925

Individually evaluated loans with a valuation allowance	$—
Individually evaluated loans without a valuation allowance	4,925
Total individually evaluated loans	$4,925

Allocated valuation allowance as a percent of individually evaluated loans	—%
Individually evaluated loans to total loans	0.54%
Non-performing assets to total loans	0.62%
Non-performing assets to total assets	0.40%
Allowance for credit losses to individually evaluated loans	140.61%
Allowance for credit losses to total non-performing assets	121.90%

Non-Performing Assets and Impaired Loans (Pre-Adoption of ASU No. 2016-13)

(Dollars in thousands)	December 31,
2022
Non-performing assets
Non-accrual loans	$5,051
Foreclosed assets held for resale	—
Loans past-due 90 days or more and still accruing interest	308
Total non-performing assets	$5,359

Impaired loans
Non-accrual loans	$5,051
Accruing TDRs	6,156
Total impaired loans	11,207
Allocated allowance for credit losses	—
Net investment in impaired loans	$11,207

Impaired loans with a valuation allowance	$—
Impaired loans without a valuation allowance	11,207
Total impaired loans	$11,207

Allocated valuation allowance as a percent of impaired loans	—%
Impaired loans to total loans	1.31%
Non-performing assets to total loans	0.62%
Non-performing assets to total assets	0.40%
Allowance for credit losses to impaired loans	73.83%
Allowance for credit losses to total non-performing assets	154.39%

Real estate mortgages comprised 89.1% of the loan portfolio as of December 31, 2023 and 2022, respectively. Real estate mortgages consist of both loans secured by residential and commercial real estate. The Real Estate loan portfolio is well diversified in terms of borrowers, collateral, interest rates, and maturities. Also, the residential component of the Real Estate loan portfolio is largely comprised of fixed rate mortgages. The real estate loans are concentrated in the Corporation’s market area and are subject to risks associated with the local economy. The loans secured by commercial real estate typically reprice approximately every three to five years and are also concentrated in the Corporation’s market area. The Corporation’s loss exposure on its individually evaluated loans continues to be mitigated by collateral positions on these loans. The allocated allowance for credit losses associated with individually evaluated loans is generally computed based upon the related collateral value of the loans. The collateral values are determined by recent appraisals or Certificates of Inspection, but are generally discounted by management based on historical dispositions, changes in market conditions since the last valuation, and management’s expertise and knowledge of the borrower and the borrower’s business.

DEPOSITS, OTHER BORROWED FUNDS AND SUBORDINATED DEBT

Consumer and commercial retail deposits are attracted primarily by the Corporation’s nineteen full service office locations and through its internet banking presence. The Corporation offers a broad selection of deposit products and continually evaluates its interest rates and fees on deposit products. The Corporation regularly reviews competing financial institutions’ interest rates, especially when establishing interest rates on certificates of deposit.

Deposits decreased by $13,060,000, or 1.3% for the year ending December 31, 2023 as compared to December 31, 2022. The decrease in deposits in 2023 can be attributed to decreases in non-interest bearing demand, interest bearing demand and savings accounts while time deposits increased due to higher rate CD offerings in 2023. The decrease in deposits was mainly the result of a $60,884,000 decrease in municipal deposits offset by an increase of $40,250,000 in brokered CDs, along with other normal fluctuations in deposits during 2023.

The following schedule reflects the remaining maturities of time deposits and other time open deposits of $100,000 or more at December 31, 2023.

(Dollars in thousands)	Time	Other Time Open
	Deposits	Deposits
	≥$100,000	≥$100,000
Less than or equal to 3 months	$27,651	$735
Over 3 months through 6 months	20,947	—
Over 6 months through 12 months	39,764	—
Over 12 months	18,875	—
	$107,237	$735

Total borrowings were $275,468,000 as of December 31, 2023, compared to $178,418,000 at December 31, 2022. During 2023, long-term borrowings increased to $122,000,000 from $25,000,000. The increase in long-term borrowings in 2023 was the result of increased securities and loans and decreased deposits in 2023.

Short-term debt increased from $153,418,000 in 2022 to $153,468,000 as of December 31, 2023. The small increase was the result of the Corporation taking more long-term debt in 2023 to offset increased securities and loans and decreased deposits in 2023. Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window and short-term borrowings from FHLB. Short-term borrowings from FHLB are commonly used to offset balance sheet fluctuations.

In connection with FHLB borrowings, Federal Discount Window, and securities sold under agreements to repurchase, the Corporation maintains certain eligible assets as collateral.

The following table shows information about the Corporation’s short-term borrowings as of December 31, 2023 and 2022.

Table 14 — Short-Term Borrowings

(Dollars in thousands)

	2023
			Maximum
	Period End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$—	$—	6.57%
Securities sold under agreements to repurchase	19,708	19,131	22,013	3.28%
Federal Discount Window	1	25	875	4.99%
Federal Home Loan Bank	133,759	154,600	175,476	5.45%
	$153,468	$173,756	$198,364	5.21%

(Dollars in thousands)

	2022
			Maximum
	Period End	Average	Month End	Average
	Balance	Balance	Balance	Rate
Federal funds purchased	$—	$13	$—	—%
Securities sold under agreements to repurchase	20,368	26,825	30,868	0.84%
Federal Discount Window	―	3	―	2.78%
Federal Home Loan Bank	133,050	60,719	133,050	2.82%
	$153,418	$87,560	$163,918	2.21%

The rapid increase in interest rates has created a significant earnings challenge for the industry. As liability costs have outpaced asset yield growth, negative earnings is a plausible scenario shown in many models if no action is taken. Due to the stress this puts on the Corporation, an action plan strategy was put into effect in 2023 that includes disciplined loan pricing, interest rate swaps and a leverage of the balance sheet consisting of securities and brokered CD purchases and long-term borrowings. This action plan strategy was the key part of the Corporation’s decision to utilize more targeted long-term borrowings over high-rate short-term borrowings and the decision to take on more brokered CDs in 2023.

On December 10, 2020, the Corporation issued $25,000,000 aggregate principal amount of Subordinated Notes due December 31, 2030 (the “2020 Notes”). The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes. The 2020 Notes bear a fixed interest rate of 4.375% per year for the first five years and then float based on a benchmark rate (as defined).

CAPITAL STRENGTH

Normal increases in capital are generated by net income, less cash dividends paid out. Also, the net unrealized gains or losses on debt securities available-for-sale and derivatives, net of taxes, referred to as accumulated other comprehensive (loss), may increase or decrease total equity capital. The total net increase in capital was $1,229,000 in 2023 after a decrease of $28,169,000 in 2022. The increase in equity capital in 2023 was due to the issuance of new shares through the Corporation’s Dividend Reinvestment Program (“DRIP”) amounting to $1,768,000 offset by a decrease of $452,000 in retained earnings. There was a one-time cumulative effect adjustment that increased retained earnings by $768,000 upon the adoption of ASU No. 2016-13.

The Corporation had 231,611 shares of common stock as of December 31, 2023 and December 31, 2022, at a cost of $5,709,000, as treasury stock, authorized and issued but not outstanding.

Return on average equity (“ROE”) is computed by dividing net income by average stockholders’ equity. This ratio was 4.55% for 2023 and 10.75% for 2022.

Adequate capitalization of banks and bank holding companies is required and monitored by regulatory authorities. Table 15 reflects risk-based capital ratios and the leverage ratio for the Bank. The Bank’s leverage ratio was 10.38% at December 31, 2023 and December 31, 2022.

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

Table 15 — Capital Ratios

At December 31, 2023, the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III. The following table presents the Bank’s capital ratios as of December 31, 2023 and December 31, 2022:

			Minimum Capital
	December 31,	December 31,	Adequacy with
	2023	2022	Capital Buffer
Tier 1 leverage ratio (to average assets)	10.38%	10.38%	4.00%
Common Equity Tier 1 capital ratio (to risk-weighted assets)	14.94%	15.24%	7.00%
Tier 1 risk-based capital ratio (to risk-weighted assets)	14.94%	15.24%	8.50%
Total risk-based capital ratio	15.68%	16.15%	10.50%

Under the final capital rules that became effective on January 1, 2015, there was a requirement for a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement was phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity tier 1 capital ratio to 7.0%, the tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis on January 1, 2019. As of December 31, 2023, the Bank meets all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

At December 31, 2023, the Corporation had $517,782,000 in available borrowing capacity at FHLB (inclusive of the outstanding balances of FHLB long-term notes, FHLB short-term borrowings and irrevocable standby letters of credit issued by FHLB); the maximum borrowing capacity at ACBB was $15,000,000 and the maximum borrowing capacity of the Federal Discount Window was $8,547,000.

The Corporation enters into “Repurchase Agreements” in which it agrees to sell securities subject to an obligation to repurchase the same or similar securities. Because the agreement both entitles and obligates the Corporation to repurchase the assets, the Corporation may transfer legal control of the securities while still retaining effective control. As a result, the repurchase agreements are accounted for as collateralized financing agreements (secured borrowings) and act as an additional source of liquidity. Securities sold under agreements to repurchase were $19,708,000 at December 31, 2023.

Asset liquidity is provided by securities maturing in one year or less, other short-term investments, federal funds sold, and cash and due from banks. The liquidity is augmented by repayment of loans and cash flows from mortgage-backed and asset-backed securities. Liability liquidity is accomplished primarily by maintaining a core deposit base, acquired by attracting new deposits and retaining maturing and core deposits. Also, short-term borrowings provide funds to meet liquidity needs.

Net cash flows provided by operating activities were $5,905,000 and $18,163,000 as of December 31, 2023 and December 31, 2022, respectively. Net income amounted to $5,560,000 for the year ended December 31, 2023 and $14,024,000 for the year ended December 31, 2022. The (credit) provision for credit losses resulted in a credit balance of $217,000 for the year ended December 31, 2023 and a credit balance of $264,000 for the year ended December 31, 2022. During the years ended December 31, 2023 and 2022, net premium amortization on securities amounted to $1,519,000 and $3,008,000, respectively. Net gains on sales of mortgage loans were $65,000 for the year ended December 31, 2023, compared to net losses of $7,000 for the year ended December 31, 2022. Originations of mortgage loans originated for resale exceeded proceeds (including gains) from sales of mortgage loans originated for resale by $77,000 and $2,168,000 for the years ended December 31, 2023 and 2022, respectively. Net securities losses were $118,000 for the year ended December 31, 2023, compared to $846,000 for the year ended December 31, 2022. Accrued interest payable increased by $2,260,000 during the year ended December 31, 2023 and $312,000 during the year ended December 31, 2022. Other assets decreased by $661,000 and increased by $342,000 during the years ended December 31, 2023 and 2022, respectively. Other liabilities decreased by $5,429,000 during the year ended December 31, 2023, compared to an increase of $429,000 during the year ended December 31, 2022.

Investing activities used cash of $76,833,000 and $93,634,000 during the years ended December 31, 2023 and 2022, respectively. Net activity in the available-for-sale securities portfolio (including proceeds from sale, maturities, and redemptions, net against purchases) used cash of $16,533,000 during the year ended December 31, 2023 and provided cash of $19,295,000 during the year ended December 31, 2022. Net change in restricted investment in bank stocks used cash of $3,749,000 during the year ended December 31, 2023 and $5,217,000 during the year ended December 31, 2022. Net cash used to originate loans amounted to $52,480,000 and $103,609,000 during the years ended December 31, 2023 and 2022, respectively. Purchase of premises and equipment used cash of $1,656,000 and $1,892,000 during the years ended December 31, 2023 and 2022, respectively. Purchase of investment in real estate ventures used cash of $2,415,000 and $2,458,000 during the years ended December 31, 2023 and 2022, respectively.

Financing activities provided cash of $77,203,000 and $24,871,000 during the years ended December 31, 2023 and 2022, respectively. Deposits decreased by $13,060,000 during the year ended December 31, 2023 and $84,470,000 during the year ended December 31, 2022. Short-term borrowings increased by $50,000 during the year ended December 31, 2023 and increased by $126,041,000 during the year ended December 31, 2022. Proceeds from long-term borrowings amounted to $100,000,000 for the year ended December 31, 2023, compared to $0 for the year ended December 31, 2022. Repayment of long-term borrowings used cash of $3,000,000 during the year ended December 31, 2023 and $10,000,000 during the year ended December 31, 2022. Dividends paid amounted to $6,780,000 for the year ended December 31, 2023, compared to $6,690,000 for the year ended December 31, 2022.

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

Table 16 represents scheduled maturities of the Corporation’s contractual obligations by time remaining until maturity as of December 31, 2023.

Table 16 — Contractual Obligations

(Dollars in thousands)

	Less than	1 - 3	4 -5	Over
December 31, 2023	1 Year	Years	Years	5 Years	Total
Time deposits	$210,589	$55,700	$22,329	$5,500	$294,118
Securities sold under agreement to repurchase	19,708	—	—	—	19,708
Short-term borrowings	133,760	—	—	—	133,760
Long-term borrowings	20,000	60,000	42,000	—	122,000
Subordinated debentures	—	—	—	25,000	25,000
Operating lease obligations	175	280	311	2,317	3,083
	$384,232	$115,980	$64,640	$32,817	$597,669

Off-Balance Sheet Arrangements

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and, to a lesser extent, standby letters of credit. At December 31, 2023, the Corporation had outstanding unfunded commitments to extend credit of $116,954,000 and outstanding standby letters of credit of $5,807,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. Please refer to Note 15 — Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk for a discussion of the nature, business purpose, and importance of the Corporation’s off-balance sheet arrangements.

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

Asset/Liability Management

The principal objective of asset/liability management is to manage the sensitivity of the net interest margin to potential movements in interest rates and to enhance profitability through returns from managed levels of interest rate risk. The Corporation actively manages the interest rate sensitivity of its assets and liabilities. Table 17 presents an interest sensitivity analysis of assets and liabilities as of December 31, 2023. Several techniques are used for measuring interest rate sensitivity. Interest rate risk arises from the mismatches in the repricing of assets and liabilities within a given time period, referred to as a rate sensitivity gap. If more assets than liabilities mature or reprice within the time frame, the Corporation is asset sensitive. This position would contribute positively to net interest income in a rising rate environment. Conversely, if more liabilities mature or reprice, the Corporation is liability sensitive. This position would contribute positively to net interest income in a falling rate environment.

Limitations of interest rate sensitivity gap analysis as illustrated in Table 17 include: a) assets and liabilities which contractually reprice within the same period may not, in fact, reprice at the same time or to the same extent; b) changes in market interest rates do not affect all assets and liabilities to the same extent or at the same time, and c) interest rate sensitivity gaps reflect the Corporation’s position on a single day (December 31, 2023 in the case of the following schedule) while the Corporation continually adjusts its interest sensitivity throughout the year. The Corporation’s cumulative gap at one year indicates the Corporation is liability sensitive at December 31, 2023.

Table 17 — Interest Rate Sensitivity Analysis

(Dollars in thousands)

	December 31, 2023
	One	1 - 5	Beyond	Not Rate
	Year	Years	5 Years	Sensitive	Total
Assets	$184,078	$620,886	$538,512	$72,394	$1,415,870

Liabilities/Stockholders’ Equity	563,644	266,122	432,280	153,824	1,415,870

Interest Rate Sensitivity Gap	$(379,566)	$354,764	$106,232	$(81,430)

Cumulative Gap	$(379,566)	$(24,802)	$81,430	—

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

Table 18 presents an analysis of the changes in net interest income and net present value of the balance sheet resulting from various immediate shock increases or decreases in the level of interest rates, such as two percentage points (200 basis points) in the level of interest rates. The calculated estimates of change in net interest income and net present value of the balance sheet are compared to current limits approved by ALCO and the Board of Directors. The earnings simulation model projects net interest income would decrease 5.84%, 10.38% and 14.05% in the 100, 200 and 300 basis point increasing rate scenarios presented. In addition, the earnings simulation model projects net interest income would increase 0.62%, 2.97% and 4.99% in the 100, 200 and 300 basis point decreasing rate scenarios presented, respectively. All of these forecasts are within the Corporation’s one year policy guidelines.

The analysis and model used to quantify the sensitivity of net interest income becomes less reliable in a decreasing rate scenario given the current interest rate environment with federal funds trading in the 525-550 basis point range and many deposit accounts still lagging at markedly lower rates. Results of the decreasing basis point declining scenarios are affected by the fact that many of the Corporation’s interest-bearing liabilities are at rates below 1% and therefore likely may not decline 100 or more basis points. However, the Corporation’s interest-sensitive assets are able to decline by these amounts. For the years ended December 31, 2023 and 2022, the cost of interest-bearing liabilities averaged 2.85% and 0.95%, respectively, and the yield on average interest-earning assets, on a fully taxable equivalent basis, averaged 4.64% and 3.91%, respectively.

Net Present Value Estimation

The net present value measures economic value at risk and is used for helping to determine levels of risk at a point in time present in the balance sheet that might not be taken into account in the earnings simulation model. The net present value of the balance sheet is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. At December 31, 2023, net present value is projected to decrease 3.92%, 9.07%, and 15.22% in the 100, 200 and 300 basis point immediate increase scenarios, respectively. Additionally, the 100, 200 and 300 basis point immediate decreases in rates are estimated to affect net present value with a decrease of 3.22%, 11.76% and 31.05%, respectively. All scenarios presented are within the Corporation’s policy limits.

The computation of the effects of hypothetical interest rate changes are based on many assumptions. They should not be relied upon solely as being indicative of actual results, since the computations do not account for actions management could undertake in response to changes in interest rates.

Table 18 — Effect of Change in Interest Rates

Projected Change
Effect on Net Interest Income
1-Year Net Interest Income Simulation Projection
+300 bp Shock vs. Stable Rate	(14.05)%
+200 bp Shock vs. Stable Rate	(10.38)%
+100 bp Shock vs. Stable Rate	(5.84)%
Flat rate
‒100 bp Shock vs. Stable Rate	0.62%
‒200 bp Shock vs. Stable Rate	2.97%
‒300 bp Shock vs. Stable Rate	4.99%

Effect on Net Present Value of Balance Sheet
Static Net Present Value Change
+300 bp Shock vs. Stable Rate	(15.22)%
+200 bp Shock vs. Stable Rate	(9.07)%
+100 bp Shock vs. Stable Rate	(3.92)%
Flat rate
‒100 bp Shock vs. Stable Rate	(3.22)%
‒200 bp Shock vs. Stable Rate	(11.76)%
‒300 bp Shock vs. Stable Rate	(31.05)%

Table 19 shows the quarterly results of operations for the Corporation for the years ended December 31, 2023 and 2022:

Table 19 — Quarterly Results of Operations (Unaudited)

(Dollars in thousands, except per share data)
	Three Months Ended
2023	March 31	June 30	September 30	December 31
Interest income	$13,307	$13,651	$14,237	$15,793
Interest expense	5,503	6,543	7,353	8,473
Net interest income	7,804	7,108	6,884	7,320
Provision (credit) for credit losses	—	34	(370)	119
Non-interest income	1,452	1,539	1,476	1,689
Non-interest expense	7,753	7,157	7,420	6,915
Income before income tax expense	1,503	1,456	1,310	1,975
Income tax expense	146	317	27	194
Net income	$1,357	$1,139	$1,283	$1,781

Basic and diluted earnings per share	$0.22	$0.19	$0.21	$0.29

(Dollars in thousands, except per share data)
	Three Months Ended
2022	March 31	June 30	September 30	December 31
Interest income	$10,629	$11,111	$11,897	$12,776
Interest expense	1,173	1,330	2,378	4,032
Net interest income	9,456	9,781	9,519	8,744
Provision (credit) for loan losses	219	218	219	(920)
Non-interest income	1,389	1,514	1,493	935
Non-interest expense	6,516	6,595	6,711	6,955
Income before income tax expense	4,110	4,482	4,082	3,644
Income tax expense	567	660	578	489
Net income	$3,543	$3,822	$3,504	$3,155

Basic and diluted earnings per share	$0.60	$0.64	$0.58	$0.53

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

The Corporation considers four accounting policies to be critical because they involve the most significant judgments and estimates used in preparation of its consolidated financial statements. The four policies are the determination of allowance for securities losses, the assessment of possible impairment of equity securities, the determination of the allowance for credit losses, and the assessment of goodwill for possible impairment.

Allowance for Securities Losses. The allowance for securities losses represents management’s estimate of probable credit losses inherent in the securities portfolio. Management evaluates debt securities for impairment where there has been a decline in fair value below the amortized cost basis of a debt security to determine whether there is a credit loss associated with the decline in fair value. The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses on securities.

Impairment of Equity Securities. Valuations for the equity securities portfolio are determined using quoted market prices, where available. If quoted market prices are not available, the equity securities valuation is based on cost less any impairment. In addition to valuation, management must assess whether there are any declines in value below the carrying value of the securities that would require an adjustment in carrying value and recognition of the loss in the Corporation’s Consolidated Statements of Income.

Allowance for Credit Losses. The allowance for credit losses represents management’s estimate of losses arising from borrowers’ inability to make loan payments as required. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to specific expectations for the future economic environment, the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may impact the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral (if the loan is collateral dependent), the composition of the portfolio, and other relevant factors. The loan portfolio also represents the largest asset type on the Corporation’s Consolidated Balance Sheets.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

First Keystone Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Keystone Corporation and Subsidiary (“Company”) as of December 31, 2023, and 2022, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023, due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses – Qualitative Factors

Critical Audit Matter Description

As described in Note 1, the allowance for credit losses (“ACL”) is an estimate of losses arising from borrowers’ inability to make loan payments as required, which is calculated via a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. The Company’s ACL is calculated by collectively evaluating and individually evaluating loans. The Company collectively evaluates applicable loans based on segments according to their homogeneous characteristics, aligned with the segmentation of the FDIC Bank Call Report.

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

Modeling of the ACL uses sophisticated statistical techniques to arrive at reasonable and supportable forecasts of expected losses. The Company has contracted with a third-party vendor to assist in developing models for the ACL related to the Company’s loan portfolio. The Company has opted to utilize the Weighted Average Remaining Maturity (“WARM”) method to calculate the ACL which uses an average annual charge-off rate. This average annual charge-off rate contains loss content over several vintages and is used as a foundation for estimating the credit loss content for loans by segmented pools at the balance sheet date and is used to determine a historical charge-off rate. When estimating expected credit losses, the Company considers forward-looking information that is both reasonable, supportable, and relevant to assessing the collectability of cash flows. Reasonable and supportable forecasts may extend over the entire contractual term of a loan or a period shorter than the contractual term. Reasonable and supportable forecasts may vary by portfolio segment or individual forecast input. These forecasts may include data from internal sources, external sources, or a combination of both.

We identified the qualitative factor component of the ACL on loans collectively evaluated for credit loss as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the appropriateness of management’s methodology for estimating the ACL on loans.
•	Testing of the completeness and accuracy of data used by management in determining qualitative factor adjustments.
•

Evaluating the reasonableness of management’s judgments related to the qualitative loss factors to determine if the loss factors are calculated in accordance with management’s policies and were consistently applied from the point of adoption to year end.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2018.

Iselin, New Jersey

March 29, 2024

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)	December 31,
	2023	2022
ASSETS
Cash and due from banks	$9,462	$9,441
Interest-bearing deposits in other banks	7,551	1,297
Total cash and cash equivalents	17,013	10,738
Debt securities available-for-sale, at fair value	392,968	373,444
Marketable equity securities, at fair value	1,482	1,699
Restricted investment in bank stocks, at cost	10,885	7,136

Loans	910,864	858,398
Loans held for sale	214	71
Allowance for credit losses	(6,925)	(8,274)
Net loans	904,153	850,195
Premises and equipment, net	19,611	19,024
Operating lease right-of-use assets	1,472	1,541
Accrued interest receivable	5,201	4,391
Cash surrender value of bank owned life insurance	26,010	25,389
Investments in low-income housing partnerships	5,961	3,763
Goodwill	19,133	19,133
Deferred income taxes	8,695	9,129
Other assets	3,286	3,612
TOTAL ASSETS	$1,415,870	$1,329,194

LIABILITIES
Deposits:
Non-interest bearing	$198,569	$231,754
Interest bearing	781,870	761,745
Total deposits	980,439	993,499
Short-term borrowings	153,468	153,418
Long-term borrowings	122,000	25,000
Subordinated debentures	25,000	25,000
Operating lease liabilities	1,976	2,029
Accrued interest payable	2,823	563
Other liabilities	8,549	9,299
TOTAL LIABILITIES	1,294,255	1,208,808

STOCKHOLDERS’ EQUITY
Preferred stock, par value $2.00 per share; authorized 1,000,000 shares as of December 31, 2023 and December 31, 2022; issued 0 as of December 31, 2023 and December 31, 2022	—	—
Common stock, par value $2.00 per share; authorized 20,000,000 shares as of December 31, 2023 and December 31, 2022; issued 6,322,772 as of December 31, 2023 and 6,352,665 as of December 31, 2022; outstanding 6,091,161 as of December 31, 2023 and 6,121,054 as of December 31, 2022	12,705	12,502
Surplus	44,004	42,439
Retained earnings	100,260	100,712
Accumulated other comprehensive loss	(29,645)	(29,558)
Treasury stock, at cost, 231,611 shares as of December 31, 2023 and December 31, 2022	(5,709)	(5,709)

TOTAL STOCKHOLDERS’ EQUITY	121,615	120,386
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,415,870	$1,329,194

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
	Years Ended December 31,
	2023	2022

INTEREST INCOME
Interest and fees on loans	$42,747	$35,372
Interest and dividend income on securities:
Taxable	12,311	7,394
Tax-exempt	1,166	3,312
Dividends	56	55
Dividend income on restricted investment in bank stocks	669	264
Interest on interest-bearing deposits in other banks	39	16
Total interest income	56,988	46,413
INTEREST EXPENSE
Interest on deposits	17,108	5,259
Interest on short-term borrowings	8,774	1,935
Interest on long-term borrowings	896	628
Interest on subordinated debt	1,094	1,091
Total interest expense	27,872	8,913
Net interest income	29,116	37,500
Credit for credit losses	(217)	(264)
Net interest income after credit for credit losses	29,333	37,764
NON-INTEREST INCOME
Trust department	931	975
Service charges and fees	2,205	2,193
Increase in cash surrender value of life insurance	621	597
ATM fees and debit card income	2,195	2,146
Net gains (losses) on sales of mortgage loans	65	(7)
Net securities losses	(118)	(846)
Other	257	273
Total non-interest income	6,156	5,331
NON-INTEREST EXPENSE
Salaries and employee benefits	16,055	14,554
Occupancy, net	2,119	1,936
Furniture and equipment expense	637	594
Computer expense	1,571	1,493
Professional services	1,440	1,270
Pennsylvania shares tax	861	1,238
FDIC insurance, net	703	490
ATM and debit card fees	1,146	899
Data processing fees	1,304	915
Advertising	528	389
Other	2,881	2,999
Total non-interest expense	29,245	26,777
Income before income tax expense	6,244	16,318
Income tax expense	684	2,294
NET INCOME	$5,560	$14,024
PER SHARE DATA
Net income per share:
Basic	$0.91	$2.35
Diluted	0.91	2.35
Dividends per share	1.12	1.12

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)	Year Ended
	December 31,
	2023	2022

Net income:	$5,560	$14,024

Other comprehensive loss:
Unrealized net holding gains (losses) on debt securities available-for-sale arising during the period, net of income tax expense (benefit) of $947 and $(10,027), respectively	3,563	(37,720)

Less reclassification adjustment for net (gains) losses included in net income, net of income tax benefit (expense) of $(21) and $153, respectively (a) (b)	(78)	574

Fair value adjustment on derivatives, net of income tax benefit (expense) of $(950) and $0, respectively	(3,572)	—

Total other comprehensive loss	(87)	(37,146)

Total Comprehensive Income (Loss)	$5,473	$(23,122)
(a)	Gross amounts are included in net securities (losses) gains on the consolidated statements of income in non-interest income.
(b)	Income tax amounts are included in income tax expense on the consolidated statements of income.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2022	6,178,835	$12,358	$40,940	$93,378	$7,588	$(5,709)	$148,555

Net income				14,024			14,024
Other comprehensive loss, net of taxes					(37,146)		(37,146)
Issuance of common stock under dividend reinvestment plan	71,928	144	1,499				1,643
Dividends - $1.12 per share				(6,690)			(6,690)
Balance at December 31, 2022	6,250,763	12,502	42,439	100,712	(29,558)	(5,709)	120,386

Cumulative effect of adoption of ASU No. 2016-13				768			768
Net income				5,560			5,560
Other comprehensive loss, net of taxes					(87)		(87)
Issuance of common stock under dividend reinvestment plan	101,902	203	1,565				1,768
Dividends - $1.12 per share				(6,780)			(6,780)
Balance at December 31, 2023	6,352,665	$12,705	$44,004	$100,260	$(29,645)	$(5,709)	$121,615

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,560	$14,024
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for credit losses on loans	(217)	(264)
Credit for credit losses on unfunded commitments	(49)	(108)
Depreciation and amortization	798	1,056
Net premium amortization on securities	1,519	3,008
Deferred income tax expense	253	114
Common stock issued	1,754	1,635
Net (gains) losses on sales of mortgage loans	(65)	7
Proceeds from sales of mortgage loans originated for sale	2,509	5,678
Originations of mortgage loans originated for sale	(2,586)	(7,846)
Net securities losses	118	846
Increase in accrued interest receivable	(810)	(30)
Increase in cash surrender value of bank owned life insurance	(621)	(597)
Net losses on disposals of premises and equipment	19	16
Decrease (increase) in other assets	661	(342)
Amortization of investment in low-income housing partnerships	231	225
Increase in accrued interest payable	2,260	312
(Decrease) increase in other liabilities	(5,429)	429
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,905	18,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities and debt securities available-for-sale	23,230	58,845
Proceeds from maturities and redemptions of debt securities available-for-sale	41,700	51,943
Purchases of debt securities available-for-sale	(81,463)	(91,493)
Net decrease in time deposits with other banks	—	247
Net change in restricted investment in bank stocks	(3,749)	(5,217)
Net increase in loans	(52,480)	(103,609)
Purchase of premises and equipment	(1,656)	(1,892)
Purchase of investment in real estate venture	(2,415)	(2,458)
NET CASH USED IN INVESTING ACTIVITIES	(76,833)	(93,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(13,060)	(84,470)
Net increase in short-term borrowings	50	126,041
Repayment of finance lease obligations	(7)	(10)
Proceeds from long-term borrowings	100,000	—
Repayment of long-term borrowings	(3,000)	(10,000)
Dividends paid	(6,780)	(6,690)
NET CASH PROVIDED BY FINANCING ACTIVITIES	77,203	24,871

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,275	(50,600)
CASH AND CASH EQUIVALENTS, BEGINNING	10,738	61,338
CASH AND CASH EQUIVALENTS, ENDING	$17,013	$10,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$25,612	$8,601
Income taxes paid	318	2,289
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Purchased securities settling after year-end	—	5,434
Loans transferred from held for sale to held for investment portfolio	—	(7,900)
Common stock subscription receivable	14	8
Right-of-use assets obtained in exchange for lease liabilities	33	598

The accompanying notes are an integral part of these consolidated financial statements.

FIRST KEYSTONE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of First Keystone Corporation and Subsidiary (the “Corporation”) are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to common practices within the banking industry. The significant accounting policies follow:

Principles of Consolidation

The consolidated financial statements include the accounts of First Keystone Corporation and its wholly-owned subsidiary, First Keystone Community Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated in consolidation.

Nature of Operations

The Corporation, headquartered in Berwick, Pennsylvania, provides a full range of banking, trust and related services through its wholly-owned Bank subsidiary and is subject to competition from other financial institutions in connection with these services. The Bank serves a customer base which includes individuals, businesses, governments, and public and institutional customers primarily located in the Northeast Region of Pennsylvania. The Bank has 19 full service offices and 20 Automated Teller Machines (“ATM”) located in Columbia, Luzerne, Montour, Monroe, and Northampton counties. The Corporation must also adhere to certain federal and state banking laws and regulations and are subject to periodic examinations made by various state and federal agencies.

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

Significant Concentrations of Credit Risk

The majority of the Corporation’s activities involve customers located primarily in Columbia, Luzerne, Montour, Monroe, Northampton, and Lehigh counties in Pennsylvania. The types of securities in which the Corporation invests are presented in Note 2 – Securities. Credit risk as it relates to investment activities is moderated through the monitoring of ratings, geographic concentrations, etc. residing in the portfolio and the observance of minimum rating levels in the investment policy. Note 3 – Loans and Allowance for Credit Losses summarizes the types of lending in which the Corporation engages. The inherent risks associated with lending activities are mitigated by adhering to established underwriting practices and policies, as well as portfolio diversification and thorough monitoring of the loan portfolio. It is management’s opinion that the investment and loan portfolios were well balanced at December 31, 2023, to the extent necessary to avoid any significant concentrations of credit risk.

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

Material estimates that are particularly susceptible to significant changes include the determination of allowance for securities losses, the assessment of possible impairment of equity securities, the determination of the allowance for credit losses, the assessment of goodwill for possible impairment, and the valuation of deferred taxes.

Subsequent Events

The Corporation has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2023, for items that should potentially be recognized or disclosed in the consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued. On February 27, 2024, the Board of Directors declared a dividend of $0.28 per share for the first quarter of 2024. The dividend is payable on March 28, 2024 to shareholders of record as of March 14, 2024.

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

Debt Securities

The Corporation classifies its debt securities as either “Held-to-Maturity” or “Available-for-Sale” at the time of purchase. Debt securities are accounted for on a trade date basis. Debt securities are classified as Held-to-Maturity when the Corporation has the ability and positive intent to hold the securities to maturity. Debt securities classified as Held-to-Maturity are carried at cost adjusted for amortization of premium and accretion of discount to maturity. At December 31, 2023 and 2022, all debt securities held were classified as available-for-sale.

Debt securities not classified as Held-to-Maturity are included in the Available-for-Sale category and are carried at fair value. The amount of any unrealized gain or loss, net of the effect of deferred income taxes, is reported as accumulated other comprehensive loss (AOCI) in the consolidated balance sheets and consolidated statements of changes in stockholders’ equity. Management’s decision to sell Available-for-Sale securities is based on changes in economic conditions controlling the sources and applications of funds, terms, availability of and yield of alternative investments, interest rate risk and the need for liquidity.

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

Available-for-sale debt securities are required to be individually evaluated for impairment in accordance with ASC 326, Financial Instruments – Credit Losses. Management evaluates debt securities for impairment where there has been a decline in fair value below the amortized cost basis of a debt security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the debt security. The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the debt securities. All issues of U.S. Treasury and Agency-Backed debt securities have the full faith and credit backing of the United States Government or one of its agencies. All other debt securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value.

Equity Securities

In accordance with ASC 825-10, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in income. Equity securities without readily determinable fair values are recorded at cost less impairment, if any.

Management evaluates equity securities for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Equity securities without readily determinable fair values are generally evaluated for impairment under FASB ASC 321, Equity Securities. In determining impairment under the FASB ASC 321 model, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the equity security or more likely than not will be required to sell the equity security before its anticipated recovery. The assessment of whether an impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. If an impairment loss on an equity security is considered to exist, a loss in the amount of the difference between the cost and fair value of the security is recognized. Once the impairment is recorded, this becomes the new cost basis of the equity security and cannot be adjusted upward if there is a subsequent recovery in the fair value of the security.

Restricted Investment in Bank Stocks

The Corporation owns restricted stock investments in the Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Community Bankers Bank (“ACBB”). These investments do not have a readily determinable fair value because their ownership is restricted and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these investments are carried at cost. At December 31, 2023, the Corporation held $10,850,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2022, the Corporation held $7,101,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

Management evaluates the restricted investment in bank stocks for impairment on a quarterly basis. Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of the cost of these investments rather than by recognizing temporary declines in value. The following factors were evaluated to determine the ultimate recoverability of the cost of the Corporation’s restricted investment in bank stocks; (i) the significance of the decline in net assets of the correspondent bank as compared to the capital stock amount for the correspondent bank and the length of time this situation has persisted; (ii) commitments by the correspondent bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the correspondent bank; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the correspondent bank; and (iv) the liquidity position of the correspondent bank. Based on the analysis of these factors, management determined that no impairment charge was necessary related to the restricted investment in bank stocks during 2023 or 2022.

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

Real Estate Lending

The Corporation engages in real estate lending to commercial borrowers in its primary market area and surrounding areas. The commercial component of the Corporation’s Real Estate portfolio is secured primarily by commercial retail space, commercial office buildings, residential housing and hotels. Generally, these loans have terms that do not exceed twenty years, have loan-to-value ratios of up to eighty percent of the value of the collateral property, and are typically supported by personal guarantees of the borrowers.

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

The residential component of the Corporation’s Real Estate portfolio is comprised of one-to-four family residential mortgage loan originations, home equity term loans and home equity lines of credit. These loans are generated by the Corporation’s marketing efforts, its present customers, walk-in customers and referrals. These loans are originated primarily with customers from the Corporation’s market area.

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

Residential mortgage loans held for sale are carried at the lower of cost or market on an aggregate basis determined by independent pricing from appropriate federal or state agency investors. These loans are sold without recourse. Loans held for sale amounted to $214,000 and $71,000 at December 31, 2023 and 2022, respectively.

Agricultural Lending

The Corporation originates agricultural loans to individuals in the farming industry for funding the production of crops or to purchase or refinance capital assets such as farmland, livestock, machinery, equipment, and farm real estate improvements. Agricultural loans are typical secured by collateral related to the farming activities. These loans originate from customers within the Corporation’s primary market area or the surrounding areas.

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

As an addition to the commercial loans receivable portfolio, the Corporation may purchase the guaranteed portion of loans secured by the U.S. Government. The originating bank retains the unguaranteed portion of the loan. The loans are sponsored by one of the various government agencies including the SBA, United States Department of Agriculture (“USDA”), and the Farm Service Agency (“FSA”). Government Guaranteed Loans ("GGLs") carry no credit risk due to an unconditional and irrevocable guarantee (which is supported by the full faith and credit of the U.S. Government) on all principal and the balance of interest accruing through ninety days beyond the date that demand is made to the originating bank for repurchase of the loan. As of December 31, 2023, the Company's balance of GGLs was $4,470,000, compared to $4,631,000 at December 31, 2022.

Consumer Lending

The Corporation offers a variety of secured and unsecured consumer loans, including vehicle loans, stock secured loans and loans secured by financial institution deposits. These loans originate primarily with customers from the Corporation’s market area.

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

State and Political Subdivisions Lending

The Corporation, from time to time, may originate loans to state and political subdivisions that are within the
Corporation’s primary market area or surrounding areas. These loans may be either taxable or tax-free. These loans may be issued for the purpose of land improvement, infrastructure changes, bond refinances, or the purchase of equipment. State and political loans are typically secured by the taxing power of the borrowing entity. In some cases, the loans may also be secured by the property/item being purchased. Audited financial statements are required as part of the underwriting for all state and political loans and a full analysis of all components of the audited statements is performed. If the loan is to be classified as tax-free, a letter from the entity’s solicitor stating such is required, as well.

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

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of losses arising from borrowers’ inability to make loan payments as required, which is calculated via a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. The Corporation completed a one-time adjustment to decrease the ACL at the adoption of ASU 2016-13 through retained earnings, but all subsequent adjustments will be established through provisions for credit losses charged against income. Loans deemed to be uncollectible are charged against the ACL and subsequent recoveries, if any, are credited to the allowance.

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

Modeling of the ACL uses sophisticated statistical techniques to arrive at reasonable and supportable forecasts of expected losses. The Corporation has contracted with a third-party vendor to assist in developing models for the ACL related to the Corporation’s loan portfolio under Accounting Standards Update (“ASU”) 2016-13. The Corporation has opted to utilize the Weighted Average Remaining Maturity (“WARM”) method to calculate the ACL which uses an average annual charge-off rate. This average annual charge-off rate contains loss content over several vintages and is used as a foundation for estimating the credit loss content for loans by segmented pools at the balance sheet date and is used to determine a historical charge-off rate. When estimating expected credit losses, the Corporation considers forward-looking information that is both reasonable, supportable, and relevant to assessing the collectability of cash flows. Reasonable and supportable forecasts may extend over the entire contractual term of a loan or a period shorter than the contractual term. Reasonable and supportable forecasts may vary by portfolio segment or individual forecast input. These forecasts may include data from internal sources, external sources, or a combination of both.

When the contractual term of a loan extends beyond the reasonable and supportable period, ASC Topic 326 requires reverting to historical loss information, or an appropriate proxy, for those periods beyond the reasonable and supportable forecast period (often referred to as the reversion period). The Corporation may revert to historical loss information for each individual forecast input or based on the entire estimate of loss. Reversion to historical loss information may be immediate, occur on a straight-line basis, or use any systematic/rational method. Management may apply different reversion techniques depending on the economic environment or applicable loan portfolio.

The methodology used to determine the ACL also includes a qualitative component in which the Corporation adjusts expected credit loss estimates for information not already captured in the loss estimation process. These qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Changes in the level of the Corporation’s ACL may not always be directionally consistent with changes in the level of qualitative factor adjustments due to the incorporation of reasonable and supportable forecasts in estimating expected losses. Management considers qualitative factors that are relevant to the Corporation as of the reporting date, which may include but are not limited to: 1) changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere; 2) changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments; 3) changes in the nature and volume of the loan portfolio; 4) changes in the experience, ability, and depth of management and other relevant staff; 5) changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; 6) changes in the quality of the Corporation’s loan review system; 7) changes in the value of underlying collateral for collateral dependent loans; 8) the existence and effect of any concentrations of credit and changes in the level of such concentrations; and 9) the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Corporation’s existing loan portfolio.

The Corporation’s ACL is calculated by collectively evaluating and individually evaluating loans. The Corporation collectively evaluates applicable loans based on segments according to their homogeneous characteristics, aligned with the segmentation of the FDIC Bank Call Report. The Corporation collectively evaluates loans and determines applicable loss rates based on the following segments/classes:

Real Estate

●	Construction, land development, and other land loans
●	Residential construction (loans to build homes, both speculative and owner-occupied, and 1-4
●	family lot loans)
●	Agribusiness, farmland, or secured by farmland
●	Revolving, open-end, 1-4 family residential properties (and extended under lines of credit)
●	Loans secured by first liens
●	Loans secured by junior liens
●	Secured by multifamily (5 or more) residential properties
●	Loans secured by owner occupied, non-farm, non-residential properties
●	Loans secured by other non-farm, non-residential properties

Agricultural

●	Loans to finance agricultural production and other loans for farmers

Commercial and Industrial

●	Commercial and industrial loans

Consumer

●	Other revolving credit plans
●	Automobile loans
●	Other consumer loans

State and Political Subdivisions

●	Obligations (other than securities or leases) of states and political subdivisions in the U.S.

In accordance with ASC 326-20-30-2, the Corporation will evaluate individual loans for expected credit losses when the loans do not share similar risk characteristics with loans evaluated using the collective method. Management may evaluate loans on an individual basis even when no specific expectation of collectability is in place. Loans deemed to be impaired are specifically identified and measured for impairment. A loan is deemed to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the loan agreement. Loans to be considered for impairment include all non-accrual loans or any other selected loans where full collection is unlikely. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Once identified as impaired, the loans are measured individually for impairment based on one of the following methods:

●	The present value of expected cash flows, discounted at the loan’s effective interest rate (i.e. the contractual interest rate adjusted for any net deferred loan fees or costs, premium, or discount existing at the origination or acquisition of the loan)

●	The loan’s observable market price
●	The fair value of the collateral if the loan is deemed to be collateral dependent. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the liquidation of the

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

ASU 2022-02, Loan Modifications Experiencing Financial Difficulty, eliminated the accounting guidance for
Troubled Debt Restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In accordance with the new guidance, the Corporation no longer evaluates loans with modifications made to borrowers experiencing financial difficulty individually for impairment, nor establishes a related specific reserve for such loans, but rather these loans are included in their respective portfolio segment and evaluated collectively for impairment to establish an allowance for credit losses. Any modifications of loans to borrowers experiencing financial difficulty that are classified as non-accrual or are otherwise designated as collateral dependent are individually evaluated for determination of expected credit losses.
There were no loan modifications made to borrowers experiencing financial difficulties during the year ended December 31, 2023. Subsequent to the date of the financial statements, on January 20, 2024, a modification was completed on a loan totaling $9,455,000 to a borrower experiencing financial difficulty to allow a period of interest-only payments of six months. The Corporation has no commitments to lend additional funds to the borrower.

The most common types of concessions granted upon modification of a loan to a borrower experiencing financial difficulties include: (a) a reduction in the interest rate for the remaining life of the debt, (b) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, (c) a temporary period of interest-only payments, and (d) a reduction in the contractual payment amount for either a short period or for the remaining term of the loan. A less common concession would be forgiveness of a portion of the loan’s principal. Loans so modified remain collectively evaluated for determination of expected credit losses, unless, during the process of evaluation, it is determined that the loan should be placed on non-accrual status until the Corporation determines that future collection of principal and interest is reasonably assured or the loan is otherwise deemed to be collateral dependent.

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

ASC Topic 326 introduces the concept of purchased credit deteriorated (“PCD”) assets. PCD assets are acquired financial assets that, at acquisition, have experienced more-than-insignificant deterioration in credit quality since origination, as determined by the Corporation’s assessment. The Corporation does not possess loans classified as purchased credit deterioration at this time. Should the Corporation acquire purchased loans, these loans will be evaluated to determine if they are PCD.

A reserve for unfunded lending commitments is provided for possible credit losses on off-balance sheet credit exposures. Off-balance sheet credit exposures primarily include undrawn portions of revolving lines of credit and standby letters of credit. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and, if necessary, is recorded in other liabilities on the consolidated balance sheets. As of December 31, 2023 and December 31, 2022, the amount of the reserve for unfunded lending commitments was $166,000 and $68,000, respectively.

The Corporation made a policy election to exclude accrued interest receivable from the amortized cost basis of loans. Accrued interest receivable on loans is reported as a component of accrued interest receivable on the Corporation’s consolidated balance sheet and totaled $2,476,000 and $1,941,000 as of December 31, 2023 and 2022, respectively. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

Premises and Equipment, net

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

Mortgage Servicing Rights

The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation may retain the right to service these loans. The mortgage loans sold and serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $82,489,000 and $87,671,000 at December 31, 2023 and 2022, respectively. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of the sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The servicing asset is included in other assets in the consolidated balance sheets and amounted to $265,000 at December 31, 2023 and $319,000 at December 31, 2022. The amount of servicing income earned was $213,000 and $230,000 at December 31, 2023 and 2022, respectively. Amortization recognized in relation to mortgage servicing rights was $72,000 and $88,000 at December 31, 2023 and 2022, respectively. Both income and amortization are included in service charges and fees on the consolidated statements of income. Gains or losses on sales of mortgage loans are recognized based on the differences between the selling price and the carrying value of the related mortgage loans sold.

Bank Owned Life Insurance

The cash surrender value of bank owned life insurance is carried as an asset, and changes in cash surrender value are recorded as non-interest income in the consolidated statements of income.

The Corporation entered into agreements to provide post-retirement benefits to two retired employees in the form of life insurance payable to the employee’s beneficiaries upon their death through endorsement split dollar life insurance arrangements. The Corporation’s accrued liabilities for this benefit agreement as of December 31, 2023 and 2022 which are included in other liabilities in the Corporation’s consolidated balance sheets were $62,000 and $53,000, respectively. The related (expense) income for this benefit agreement amounted to $(9,000) in 2023 and $3,000 in 2022. The expense recognized in 2023 was the result of service costs associated with the benefit agreement.

Investments in Low-Income Housing Partnerships

The Corporation is a limited partner in real estate ventures that own and operate affordable residential low-income housing apartment buildings for elderly and mentally challenged adult residents. The investments are accounted for under the cost method. Under the cost method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment over the period that the tax credits are allocated to the Corporation. The amount of tax credits allocated to the Corporation were $484,000 and $249,000 in 2023 and 2022, respectively, and the amortization of the investments in the limited partnerships were $231,000 and $225,000 in 2023 and 2022, respectively. During 2021, the Corporation became a limited partner in a real estate venture with an initial investment of $435,000. In 2023 and 2022, capital contributions and other fees related to the project in the combined amount of $2,429,000 and $2,458,000, respectively, were made in relation to the new real estate venture. The new limited partnership began amortizing in December 2023.

Goodwill

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets fair value at the dates of acquisition. During the first quarter of 2008, $152,000 of liabilities related to the Pocono acquisition were recorded as a purchase accounting adjustment resulting in an increase in the excess purchase price. The amount was comprised of the finalization of severance agreements and contract terminations related to the acquisition. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is evaluated for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation has evaluated the goodwill included in its consolidated balance sheet at December 31, 2023, and has determined there was no impairment as of that date. In addition, the Corporation did not identify any impairment in 2022. No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. At December 31, 2023 and 2022, there were no potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share.

(In thousands, except earnings per share)	Year Ended
	December 31,
	2023	2022
Net income	$5,560	$14,024
Weighted-average common shares outstanding	6,054	5,974
Basic and diluted earnings per share	$0.91	$2.35

Treasury Stock

The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Trust Assets and Revenues

Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements since such items are not assets of the Corporation. Assets held in trust were $109,064,000 and $111,172,000 at December 31, 2023 and 2022, respectively. Trust Department income is generally recognized on a cash basis and is not materially different than if it were reported on an accrual basis (see Table 5 – Non-Interest Income for details).

Comprehensive Income (Loss)

The Corporation is required to present accumulated other comprehensive income (loss) in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income (loss) is comprised of net unrealized holding (losses) gains on the debt securities available-for-sale and derivative portfolios. The Corporation has elected to report these effects on the consolidated statements of comprehensive income (loss).

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred.

Recent Accounting Standards Updates:

Adopted ASUs

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

Pending ASUs

In March of 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the
Proportional Amortization Method. ASU 2023-02 allows for standardization of accounting methodology for tax credit equity investments when certain requirements are met. The standard provides the ability for both current and prospective tax credit investors to avoid the complexities of accounting for tax credits outside of the proportional amortization method. To qualify for the proportional amortization method, the following conditions must be met: 1. it is probable that the income tax credits allocable to the investor will be available, 2. the investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project, 3. substantially all of the projected benefits are from income tax credits and other income tax benefits, 4. the investor’s projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive, and 5. the investor is a limited liability investor in the limited liability entity for both legal and tax purposes and the investor’s liability is limited to its capital investment. The amendments in this ASU will be applied either on a modified retrospective basis or a retrospective basis. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years beginning after December 15, 2023. Early adoption is permitted for all entities in any interim period. The Corporation is currently evaluating the provisions of ASU 2023-02 and does not expect the adoption of the standard to have a material impact on the Corporation’s financial statements.

In December of 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures related to the rate reconciliation and information related to income taxes paid. The ASU was issued to enhance transparency and decision usefulness of income tax disclosures. The standard requires: 1. consistent categories and greater disaggregation of information in the rate reconciliation, and 2. income taxes paid, net of refunds received, disaggregated by jurisdiction based on an established threshold. The amendments in this ASU will be applied on a prospective basis and retrospective application is permitted. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years beginning after December 15, 2024. Early adoption is permitted for all entities in any interim period. The Corporation is currently evaluating the provisions of ASU 2023-09 and does not expect the adoption of the standard to have a material impact on the Corporation’s financial statements.

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

Reclassifications

Certain amounts previously reported have been reclassified, when necessary, to conform with presentations used in the 2023 consolidated financial statements. Such reclassifications have no effect on the Corporation’s net income.

NOTE 2 — SECURITIES

Debt Securities

There was no allowance for credit losses for Available-For-Sale debt securities as of December 31, 2023; therefore, it is not present in the table below. The amortized cost, related estimated fair value, and unrealized gains and losses for debt securities classified as Available-For-Sale were as follows at December 31, 2023 and 2022:

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,881	$—	$(840)	$7,041
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	152,510	—	(14,518)	137,992
Other	7,560	126	(54)	7,632
Other mortgage backed securities	36,623	168	(2,741)	34,050
Obligations of state and political subdivisions	97,899	18	(10,214)	87,703
Asset-backed securities	82,852	150	(840)	82,162
Corporate debt securities	40,647	74	(4,333)	36,388
Total	$425,972	$536	$(33,540)	$392,968

	Debt Securities Available-for-Sale
(Dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022:	Cost	Gains	Losses	Value
U.S. Treasury securities	$7,853	$—	$(1,052)	$6,801
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	146,707	—	(15,032)	131,675
Other	10,992	233	(45)	11,180
Other mortgage backed securities	36,767	—	(3,079)	33,688
Obligations of state and political subdivisions	125,176	266	(14,753)	110,689
Asset-backed securities	37,526	—	(1,108)	36,418
Corporate debt securities	45,838	183	(3,028)	42,993
Total	$410,859	$682	$(38,097)	$373,444

Debt securities available-for-sale with an aggregate fair value of $249,114,000 at December 31, 2023 and $315,836,000 at December 31, 2022, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and the Federal Discount Window aggregating $182,050,000 at December 31, 2023 and $241,385,000 at December 31, 2022.

The amortized cost and fair value of securities, by contractual maturity, are shown below at December 31, 2023. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Available-for-Sale
	Amortized
	Cost	Fair Value
1 year or less	$9,283	$9,282
Over 1 year through 5 years	27,963	26,457
Over 5 years through 10 years	66,364	58,915
Over 10 years	133,230	126,272
Mortgage-backed securities	189,132	172,042
Total	$425,972	$392,968

At December 31, 2023 and 2022, the Corporation had holdings of securities from the following issuers in excess of ten percent of consolidated stockholders’ equity (excluding holdings of the U.S. Government and U.S. Government Agencies and Corporations).

(Dollars in thousands)
Fair
December 31, 2023:	Value
Issuer
Sallie Mae Bank	$25,737
Nelnet Student Loan Trust	15,486
Navient Student Loan Trust	13,179

(Dollars in thousands)
Fair
December 31, 2022:	Value
Issuer
Sallie Mae Bank	$17,362

Proceeds from sales of investments in debt securities available-for-sale during 2023 and 2022 were $23,230,000 and $58,675,000 respectively. Gross gains realized on these sales were $447,000 and $221,000 respectively. Gross losses on these sales were $348,000 and $974,000 respectively.

The summary below shows the gross unrealized losses and fair value of the Corporation’s debt securities, aggregated by investment category, of which individual securities have been in a continuous unrealized loss position for less than 12 months or 12 months or more as of December 31, 2023 and 2022:

December 31, 2023

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$7,041	$(840)	$7,041	$(840)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	23,103	(242)	102,608	(14,276)	125,711	(14,518)
Other	—	—	3,029	(54)	3,029	(54)
Other mortgage-backed debt securities	1,568	(1)	25,042	(2,740)	26,610	(2,741)
Obligations of state and political subdivisions	—	—	82,113	(10,214)	82,113	(10,214)
Asset-backed securities	52,862	(342)	12,726	(498)	65,588	(840)
Corporate debt securities	2,813	(270)	30,501	(4,063)	33,314	(4,333)
Total	$80,346	$(855)	$263,060	$(32,685)	$343,406	$(33,540)

December 31, 2022

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale:	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury securities	$—	$—	$6,801	$(1,052)	$6,801	$(1,052)
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgage-backed	61,067	(2,184)	65,174	(12,848)	126,241	(15,032)
Other	1,589	(2)	3,168	(43)	4,757	(45)
Other mortgage-backed debt securities	16,167	(962)	17,521	(2,117)	33,688	(3,079)
Obligations of state and political subdivisions	56,565	(5,881)	35,704	(8,872)	92,269	(14,753)
Asset-backed securities	24,136	(405)	12,282	(703)	36,418	(1,108)
Corporate debt securities	15,827	(1,073)	18,345	(1,955)	34,172	(3,028)
Total	$175,351	$(10,507)	$158,995	$(27,590)	$334,346	$(38,097)

There were 177 individual debt securities in an unrealized loss position as of December 31, 2023, with a combined decline in value representing 7.75% of the debt securities portfolio. There were 183 individual debt securities in an unrealized loss position as of December 31, 2022, with their combined decline in value representing 9.11% of the debt securities portfolio.

The Corporation made a policy election to exclude accrued interest receivable from the amortized cost basis of debt securities available for sale. Accrued interest receivable on debt securities available for sale is reported as a component of accrued interest receivable on the Corporation’s consolidated balance sheet and totaled $2,487,000 as of December 31, 2023. Accrued interest receivable on debt securities available for sale is excluded from the estimate of credit losses.

All debt securities available for sale in an unrealized loss position, as of December 31, 2023, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategies, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the debt securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

Management continues to monitor all of our debt securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its debt securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

Equity Securities

At December 31, 2023 and 2022, the Corporation had $1,482,000 and $1,699,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during 2023 and 2022:

(Dollars in thousands)
	December 31, 2023	December 31, 2022
Net losses from market value fluctuations recognized during the period on equity securities	$(217)	$(93)
Less: Net gains recognized during the period on equity securities sold during the period	—	27
Net losses recognized during the reporting period on equity securities still held at the reporting date	$(217)	$(120)

The Corporation monitors the equity securities portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. Based on the factors described above, management did not consider any equity securities to be impaired at December 31, 2023 or 2022.

NOTE 3 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the classes of the loan portfolio summarized by risk rating and year of origination and gross charge offs by loan portfolio summarized by year of origination as of December 31, 2023.

(Dollars in thousands)

Real Estate:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$110,819	$186,729	$132,724	$110,038	$54,543	$192,686	$787,539
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	86	587	3,661	9,452	9,598	23,384
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	130	176	153	116	(13)	8	570
Total Real Estate Loans	$110,949	$186,991	$133,464	$113,815	$63,982	$202,292	$811,493

Agricultural:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$—	$59	$—	$—	$—	$611	$670
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	—	1	—	—	—	—	1
Total Agricultural Loans	$—	$60	$—	$—	$—	$611	$671

Commercial and Industrial:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$12,672	$10,186	$5,776	$7,439	$6,833	$22,927	$65,833
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	650	650
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	95	83	24	17	208	(1)	426
Total Commercial and Industrial Loans	$12,767	$10,269	$5,800	$7,456	$7,041	$23,576	$66,909

Consumer:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$2,415	$1,238	$926	$206	$110	$802	$5,697
7 Special Mention	58	—	—	—	—	—	58
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	38	20	8	2	1	—	69
Total Consumer Loans	$2,511	$1,258	$934	$208	$111	$802	$5,824

State and Political Subdivisions:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$731	$4,095	$14,139	$1,905	$—	$5,303	$26,173
7 Special Mention	—	—	—	—	—	—	—
8 Substandard	—	—	—	—	—	—	—
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	2	1	4	1	—	—	8
Total State and Political Subdivision Loans	$733	$4,096	$14,143	$1,906	$—	$5,303	$26,181

Total Loans:	2023	2022	2021	2020	2019	Prior	Total
1-6 Pass	$126,637	$202,307	$153,565	$119,588	$61,486	$222,329	$885,912
7 Special Mention	58	—	—	—	—	—	58
8 Substandard	—	86	587	3,661	9,452	10,248	24,034
9 Doubtful	—	—	—	—	—	—	—
Unearned discount	—	—	—	—	—	—	—
Net deferred loan fees and costs	265	281	189	136	196	7	1,074
Total Loans	$126,960	$202,674	$154,341	$123,385	$71,134	$232,584	$911,078

	2023	2022	2021	2020	2019	Prior	Total
Gross Charge Offs:
Real Estate	$—	$—	$—	$—	$—	$—	$—
Agricultural	—	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—	—
Consumer	2	23	13	2	4	13	57
State and Political Subdivisions	—	—	—	—	—	—	—
Total Gross Charge Offs	$2	$23	$13	$2	$4	$13	$57

State and Political Subdivision loans include loans categorized as tax-free in the amount of $26,181,000 as of December 31, 2023. Commercial and Industrial loans include $4,470,000 of GGLs as of December 31, 2023. Loans held for sale are included in the Real Estate loans category and carried a balance of $214,000 as of December 31, 2023.

The activity in the allowance for credit losses by loan class (post adoption of ASU No. 2016-13), is summarized below for the year ended December 31, 2023.

(Dollars in thousands)					State and
	Real		Commercial		Political
	Estate	Agricultural	and Industrial	Consumer	Subdivisions	Total
As of and for the year ended December 31, 2023:
Allowance for Credit Losses:
Balance at December 31, 2022	$7,483	$6	$504	$84	$197	$8,274
CECL adoption adjustment	(717)	(4)	(261)	11	(148)	(1,119)
Beginning balance January 1, 2023	6,766	2	243	95	49	7,155
Charge-offs	—	—	—	(57)	—	(57)
Recoveries	37	—	2	5	—	44
(Credit) Provision	(264)	(1)	20	35	(7)	(217)
Ending Balance	$6,539	$1	$265	$78	$42	$6,925
Ending balance: individually
evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance: collectively
evaluated for impairment	$6,539	$1	$265	$78	$42	$6,925

Reserve for Unfunded Lending Commitments	$140	$—	$25	$—	$1	$166

Loans Receivable:
Ending Balance	$811,493	$671	$66,909	$5,824	$26,181	$911,078
Ending balance: individually
evaluated for impairment	$4,005	$309	$611	$—	$—	$4,925
Ending balance: collectively
evaluated for impairment	$807,488	$362	$66,298	$5,824	$26,181	$906,153

The Corporation’s activity in the allowance for credit losses on unfunded commitments for the year ended December 31, 2023 was as follows:

(Dollars in thousands)
2023
Balance at December 31, 2022	$68
CECL adoption adjustment	147
Credit for credit losses on unfunded commitments	(49)
Balance at December 31, 2023	$166

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s individually evaluated loans are summarized below at December 31, 2023.

(Dollars in thousands)	December 31, 2023
	Recorded	Recorded		Unpaid	Unpaid
	Investment	Investment		Principal	Principal	Total
	With	With No	Total	Balance With	Balance With	Unpaid
	Related	Related	Recorded	Related	No Related	Principal	Related
	Allowance	Allowance	Investment	Allowance	Allowance	Balance	Allowance

Real Estate	$—	$4,005	$4,005	$—	$5,994	$5,994	$—
Agricultural	—	309	309	—	309	309	—
Commercial and Industrial	—	611	611	—	611	611	—
Total	$—	$4,925	$4,925	$—	$6,914	$6,914	$—

The recorded investment represents the loan balance reflected on the consolidated balance sheets net of any charge-offs. The unpaid balance is equal to the gross amount due on the loan.

The average recorded investment and interest income recognized for the Corporation’s individually evaluated loans are summarized below for the years ended December 31, 2023.

(Dollars in thousands)	Year Ended December 31, 2023
	Average	Average		Interest	Interest
	Recorded	Recorded		Income	Income
	Investment	Investment	Total	Recognized	Recognized	Total
	With	With No	Average	With	With No	Interest
	Related	Related	Recorded	Related	Related	Income
	Allowance	Allowance	Investment	Allowance	Allowance	Recognized

Real Estate	$—	$4,380	$4,380	$—	$—	$—
Agricultural	—	309	309	—	24	24
Commercial and Industrial	—	643	643	—	—	—
Total	$—	$5,332	$5,332	$—	$24	$24

Of the $24,000 in interest income recognized on individually evaluated loans for the year ended December 31, 2023, $0 in interest income was recognized with respect to non-accrual loans.

The following table presents the collateral-dependent loans by segment for the year ended December 31, 2023.

(Dollars in thousands)	December 31, 2023
	Real Estate	Other
Real Estate	$4,005	$—
Agricultural	—	309
Commercial and Industrial	—	611
Total	$4,005	$920

At December 31, 2023, there were no commitments to lend additional funds with respect to individually evaluated loans.

Total non-performing assets (which includes loans receivable on non-accrual status, foreclosed assets held for resale and loans past-due 90 days or more and still accruing interest) as of December 31, 2023 and 2022 were as follows:

(Dollars in thousands)	December 31,	December 31,
	2023	2022
Real Estate	$4,005	$4,387
Agricultural	—	—
Commercial and Industrial	611	664
Consumer	—	—
State and Political Subdivisions	—	—
Total non-accrual loans	4,616	5,051
Foreclosed assets held for resale	—	—
Loans past-due 90 days or more and still accruing interest	1,065	308
Total non-performing assets	$5,681	$5,359

If interest on non-accrual loans had been accrued at original contract rates, interest income would have increased by $2,488,000 in 2023 and $2,174,000 in 2022.

There were no foreclosed assets held for resale at December 31, 2023 or December 31, 2022. Consumer mortgage loans secured by residential real estate for which the Corporation has entered into formal foreclosure proceedings but for which physical possession of the property has yet to be obtained amounted to $138,000 at December 31, 2023 and $41,000 at December 31, 2022. These balances were not included in foreclosed assets held for resale at December 31, 2023 or December 31, 2022.

The following tables present the classes of the loan portfolio summarized by the past-due status at December 31, 2023 and 2022:

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2023:
Real Estate	$2,155	$379	$5,069	$7,603	$803,890	$811,493	$1,065
Agricultural	—	—	—	—	671	671	—
Commercial and Industrial	6	—	591	597	66,312	66,909	—
Consumer	21	4	—	25	5,799	5,824	—
State and Political Subdivisions	—	—	—	—	26,181	26,181	—
Total	$2,182	$383	$5,660	$8,225	$902,853	$911,078	$1,065

(Dollars in thousands)							90 Days
							Or Greater
							Past Due
			90 Days		Current-		and Still
	30-59 Days	60-89 Days	or Greater	Total	29 Days	Total	Accruing
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Interest
December 31, 2022:
Real Estate	$2,682	$59	$4,694	$7,435	$757,445	$764,880	$308
Agricultural	—	—	—	—	860	860	—
Commercial and Industrial	61	63	640	764	55,313	56,077	—
Consumer	11	2	—	13	5,694	5,707	—
State and Political Subdivisions	—	—	—	—	30,945	30,945	—
Total	$2,754	$124	$5,334	$8,212	$850,257	$858,469	$308

Pre-ASU No. 2016-13 Disclosures:

For periods prior to the adoption of ASU No. 2016-13, when management deemed the collection of contractual cashflows was unlikely for a specific instrument (mainly non-accrual loans and TDRs, then referred to as impaired loans), a specific reserve was calculated under ASC 310-10. Management further calculated a general reserve for performing assets under its previous methodology, following ASC 450-20 which utilized historical loss experience and qualitative factor adjustments to arrive at a calculated allowance for loan losses.

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

The following table presents the classes of the loan portfolio summarized by risk rating as of December 31, 2022:

	Commercial and Industrial	Commercial Real Estate
	December 31,	December 31,
	2022	2022
Grade:
1-6 Pass	$85,845	$591,309
7 Special Mention	—	634
8 Substandard	725	18,781
9 Doubtful	—	—
Add (deduct): Unearned discount	—	—
Net deferred loan fees and costs	429	825
Total loans	$86,999	$611,549

	Residential Real Estate Including Home Equity	Consumer
	December 31,	December 31,
	2022	2022
Grade:
1-6 Pass	$153,902	$5,349
7 Special Mention	—	—
8 Substandard	795	—
9 Doubtful	—	—
Add (deduct): Unearned discount	—	—
Net deferred loan fees and costs	(191)	66
Total loans	$154,506	$5,415

		Total Loans
		December 31,
		2022
Grade:
1-6 Pass		$836,405
7 Special Mention		634
8 Substandard		20,301
9 Doubtful		—
Add (deduct): Unearned discount		—
Net deferred loan fees and costs		1,129
Total loans		$858,469

The activity in the allowance for loan losses by loan class (prior to adoption of ASU No. 2016-13), is summarized below for the year ended December 31, 2022.

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

The outstanding recorded investment of loans categorized as TDRs as of December 31, 2022 was $7,480,000. There were no unfunded commitments on TDRs at December 31, 2022.

During the year ended December 31, 2022, two loans with a combined post modification balance of $515,000 were modified as TDRs. The loan modifications for the year ended December 31, 2022 consisted of two payment modifications.

The following table presents the outstanding recorded investment of TDRs at the dates indicated:

(Dollars in thousands)	December 31,
2022
Non-accrual TDRs	$1,324
Accruing TDRs	6,156
Total	$7,480

At December 31, 2022, three commercial and industrial loans classified as TDRs with a combined recorded investment of $664,000 and five commercial real estate loans classified as TDRs with a combined recorded investment of $684,000 were not in compliance with the terms of their restructure.

Of the loans that were modified as TDRs within the twelve months preceding December 31, 2022, no loans experienced payment defaults during the year ended December 31, 2022.

The following table presents information regarding the loan modifications categorized as TDRs during the year ended December 31, 2022.

(Dollars in thousands)	Year Ended December 31, 2022
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Recorded
	Contracts	Investment	Investment	Investment
Commercial Real Estate	2	$481	$515	$501
Total	2	$481	$515	$501

The following table provides detail regarding the types of loan modifications made for loans categorized as TDRs during the year ended December 31, 2022 with the total number of each type of modification performed.

	Year Ended December 31, 2022
	Rate	Term	Payment	Number
	Modification	Modification	Modification	Modified
Commercial Real Estate	—	—	2	2
Total	—	—	2	2

The recorded investment, unpaid principal balance, and the related allowance of the Corporation’s impaired loans are summarized below at December 31, 2022.

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

The average recorded investment and interest income recognized for the Corporation’s impaired loans are summarized below for the year ended December 31, 2022.

(Dollars in thousands)	Year Ended December 31, 2022
	Average	Average		Interest	Interest
	Recorded	Recorded		Income	Income
	Investment	Investment	Total	Recognized	Recognized	Total
	With	With No	Average	With	With No	Interest
	Related	Related	Recorded	Related	Related	Income
	Allowance	Allowance	Investment	Allowance	Allowance	Recognized

Commercial and Industrial	$—	$992	$992	$—	$14	$14
Commercial Real Estate	—	10,741	10,741	—	294	294
Residential Real Estate	—	841	841	—	1	1
Total	$—	$12,574	$12,574	$—	$309	$309

Of the $309,000 in interest income recognized on impaired loans for the year ended December 31, 2022, $0 in interest income was recognized with respect to non-accrual loans.

.

NOTE 4 — PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31, 2023 and 2022 is as follows:

(Dollars in thousands)

	Estimated Useful
	Life (in years)	2023	2022
Land	N/A	$3,744	$3,744
Buildings	5-40	23,197	22,114
Leasehold improvements	1-20	338	335
Equipment	3-25	8,352	7,937
		35,631	34,130
Less: Accumulated depreciation		16,020	15,106
Total		$19,611	$19,024

Depreciation amounted to $1,050,000 for 2023 and $1,026,000 for 2022 in the consolidated statements of income.

NOTE 5 — DEPOSITS

Major classifications of deposits at December 31, 2023 and 2022 consisted of:

(Dollars in thousands)	December 31,	December 31,
	2023	2022
Non-interest bearing demand	$198,569	$231,754
Interest bearing demand	275,472	335,559
Savings	212,280	260,086
Time certificates of deposits less than $250,000	259,841	151,575
Time certificates of deposits $250,000 or greater	33,185	13,400
Other time	1,092	1,125
Total deposits	$980,439	$993,499

Total deposits decreased $13,060,000 to $980,439,000 as of December 31, 2023 due to decreases in non-interest bearing demand, interest bearing demand and savings accounts while time deposits increased due to higher rate

CD offerings in 2023. The decrease in deposits was mainly the result of a $60,884,000 decrease in municipal deposits offset by an increase of $40,250,000 in brokered CDs, along with other normal fluctuations in deposits during 2023. As of December 31, 2023 the Corporation had $65,250,000 in brokered deposits (CDs) as compared to $20,000,000 at December 31, 2022.

The following is a schedule reflecting classification and remaining maturities of time deposits at December 31, 2023:

(Dollars in thousands)

Year Ending
2024	$210,589
2025	27,592
2026	28,108
2027	3,020
2028	19,309
Thereafter	5,500
Total time deposits	$294,118

NOTE 6 — SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, Federal Discount Window, and FHLB advances, which generally represent overnight or less than 30 -day borrowings.

Short-term borrowings and weighted-average interest rates at and for the years ended December 31, 2023 and 2022 are as follows:

(Dollars in thousands)	December 31, 2023		December 31, 2022
		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$—	6.57%	$—	—%
Securities sold under agreements to repurchase	19,708	3.28%	20,368	0.84%
Federal Discount Window	1	4.99%	—	2.78%
Federal Home Loan Bank of Pittsburgh	133,759	5.45%	133,050	2.82%
Total	$153,468	5.21%	$153,418	2.21%

At December 31, 2023, the maximum borrowing capacity of federal funds purchased and the Federal Discount Window was $15,000,000 and $8,547,000, respectively. Please refer to Note 7 ― Long-Term Borrowings for the Corporation’s maximum borrowing capacity at FHLB.

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

The following table presents the short-term borrowings subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2023 and 2022.

(Dollars in thousands)		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
December 31, 2023
Repurchase agreements (a)	$19,708	$—	$19,708	$(19,708)	$—	$—

December 31, 2022
Repurchase agreements (a)	$20,368	$—	$20,368	$(20,368)	$—	$—
(a)	As of December 31, 2023 and 2022, the fair value of securities pledged in connection with repurchase agreements was $28,902,000 and $34,160,000, respectively.

The following table presents the remaining contractual maturity of the master netting arrangement or repurchase agreements as of December 31, 2023.

(Dollars in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight		Greater	Greater
	and	Up to	30 -90	than
	Continuous	30 days	Days	90 Days	Total
December 31, 2023:
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and/or agency securities	$19,708	$—	$—	$—	$19,708
Total	$19,708	$—	$—	$—	$19,708

NOTE 7 — LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from FHLB. Under terms of a blanket agreement, collateral for the FHLB loans is certain qualifying assets of the Bank. The qualifying assets are real estate mortgages and certain investment securities.

A schedule of long-term borrowings by maturity as of December 31, 2023 and 2022 follows:

(Dollars in thousands)

	2023	2022
Due 2023, 2.96%	$—	$3,000
Due 2024, 1.68%	20,000	20,000
Due 2026, 4.62% to 4.92%	60,000	—
Due 2028, 4.46% to 5.14%	42,000	2,000
Total long-term borrowings	$122,000	$25,000

The Corporation’s long-term borrowings consist of notes at fixed interest rates. Upon any default, under the terms of a master agreement, FHLB may declare all indebtedness of the Corporation immediately due. In addition, FHLB shall not be required to fund advances under any outstanding commitments.

Irrevocable standby letters of credit may be issued to a customer/beneficiary by the FHLB on the Corporation’s behalf in order to secure public/municipal unit deposits, provide credit enhancement to certain transaction types, or to support payment obligations to third parties. These irrevocable standby letters of credit are supported by an irrevocable and independent guarantee by the FHLB for the Corporation’s pledging obligation to secure public/municipal unit deposits which eliminates the need for the Corporation to pledge collateral in the amount necessary to secure these funds. There were no irrevocable standby letters of credit which could be drawn on through FHLB’s close of business on December 31, 2023 or 2022. Any irrevocable standby letters of credit are issued as necessary in an amount appropriate to secure specific public/municipal unit deposits.

Under terms of a blanket agreement, collateral for the FHLB loans and letters of credit consists of certain qualifying assets of the Bank. Principal qualifying assets are certain real estate mortgages and investment securities. As of December 31, 2023, loans of $740,384,000 were pledged to FHLB which resulted in a FHLB maximum borrowing capacity of $517,782,000. As of December 31, 2023, no securities were pledged as collateral to FHLB to secure FHLB loans and letters of credit.

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

NOTE 9 — INCOME TAXES

The current and deferred components of the income tax expense consisted of the following:

(Dollars in thousands)

	2023	2022
Federal
Current	$431	$2,180
Deferred	253	114
Income tax expense	$684	$2,294

The following is a reconciliation between the income tax expense and the amount of income taxes which would have been provided at the statutory rate of 21%:

(Dollars in thousands)

	2023		2022
	Amount	Rate	Amount	Rate
Federal income tax at statutory rate	$1,311	21.0%	$3,427	21.0%
Tax-exempt income	(106)	(1.7)	(749)	(4.6)
Low-income housing credits	(484)	(7.7)	(249)	(1.5)
Bank owned life insurance income	(130)	(2.1)	(125)	(0.7)
Prior year tax adjustments	82	1.3	—	—
Other	11	0.2	(10)	(0.1)
Income tax expense and rate	$684	11.0%	$2,294	14.1%

The components of the net deferred tax asset at December 31, 2023 and 2022 are as follows:

(Dollars in thousands)

	2023	2022
Deferred Tax Assets:
Net unrealized losses on debt securities available-for-sale and derivatives	$7,880	$7,857
Allowance for loan losses	1,454	1,738
Provision for unfunded commitments	35	14
Deferred compensation	218	238
Contributions	4	6
Accrued rent expense	106	103
Operating lease liabilities	415	426
Finance lease liabilities	—	1
Limited partnership investments	322	313
Impairment loss on securities	4	4
Deferred health insurance	53	48
Capital and net operating loss carry forwards	285	258
Valuation allowance related to state net operating losses	(285)	(258)
Total	10,491	10,748
Deferred Tax Liabilities:
Loan fees and costs	225	237
Net unrealized gains on marketable equity securities	231	319
Operating lease right-of-use assets	415	426
Accumulated depreciation	438	287
Accretion	172	36
Mortgage servicing rights	58	57
Intangibles	257	257
Total	1,796	1,619
Net Deferred Tax Asset	$8,695	$9,129

A valuation allowance for deferred tax assets was recorded in the amount of $285,000 and $258,000 at December 31, 2023 and 2022, respectively. The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. At December 31, 2023 and 2022, the Corporation had state net operating loss carryforwards, net of a valuation allowance, of $0, which are available to offset future state taxable income, and expire at various dates through 2043.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible and tax planning strategies, management believes it is more likely than not that the Corporation will realize the benefits of these deferred tax assets, net of any valuation allowance at December 31, 2023.

The Corporation did not have any uncertain tax positions at December 31, 2023 and 2022.

The Corporation and its subsidiary file a consolidated federal income tax return. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2020.

NOTE 10 — EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION AGREEMENTS

The Corporation maintains a 401k Plan which has a combined tax qualified savings feature and profit sharing feature for the benefit of its employees. Effective January 1, 2014, the Plan became a Safe Harbor Plan. Under the savings feature, the Corporation makes safe harbor matching contributions of 100% of the first 3% of compensation an employee contributes to the Plan and 50% of the next 2% of compensation an employee contributes to the Plan. The safe harbor matching contributions amounted to $405,000 and $352,000 in 2023 and 2022, respectively. Under the profit sharing feature, contributions, at the discretion of the Board of Directors, are funded currently and amounted to $306,000 and $442,000 in 2023 and 2022, respectively.

The Corporation also has non-qualified deferred compensation agreements with one of its current officers and five retired officers. These agreements are essentially unsecured promises by the Corporation to make monthly payments to the officers over fifteen or twenty year periods. Payments begin based upon specific criteria — generally, when the officer retires. To account for the cost of payments yet to be made in the future, the Corporation recognizes an accrued liability in years prior to when payments begin based on the present value of those future payments. The Corporation’s accrued liability for these deferred compensation agreements, reported in other liabilities on the consolidated balance sheets, as of December 31, 2023 and 2022, was $759,000 and $848,000, respectively. The related expense for these agreements, reported in salaries and employee benefits on the consolidated statements of income, amounted to $31,000 and $36,000 in 2023 and 2022, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various pending legal actions and proceedings that are not reflected in the consolidated financial statements. Management does not believe the outcome of these actions and proceedings will have a material effect on the consolidated financial position of the Corporation.

The Corporation currently leases two branch banking facilities and one parcel of land under operating leases. At December 31, 2023, right-of-use assets and lease liabilities were recorded related to these operating leases totaling $1,472,000 and $1,976,000, respectively, in the consolidated balance sheets. Options to extend or terminate a lease may be included in our lease agreements. When it is reasonably certain that we will exercise those options, the right-of-use asset and lease liability will reflect the renewal or termination option. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. None of the leases contained an implicit rate; therefore, our incremental borrowing rate was used for each of the leases.

The Corporation recognized total operating lease costs for the years ended December 31, 2023 and 2022 of $220,000 and $191,000, respectively. Cash payments totaled $204,000 and $177,000 for the years ended December 31, 2023 and 2022, respectively, in the consolidated statements of income.

The Corporation’s one finance lease for equipment expired as of August 31, 2023. The equipment will continue to depreciate for an additional two years. At December 31, 2023, right-of-use assets and lease liabilities were recorded related to this finance lease totaling $32,000 and $0, respectively. Amounts recognized as right-of-use assets related to finance leases are included in premises and equipment, net in the accompanying consolidated balance sheets. Further options to extend or terminate the lease are not applicable. No significant assumptions or judgements were made in determining whether a contract contained a lease or in the consideration of lease versus non-lease components. The lease does not contain an implicit rate; therefore, our incremental borrowing rate was used for the lease.

Total finance lease costs that were recognized by the Corporation for the years ended December 31, 2023 and 2022 were immaterial. Cash payments totaled $7,000 and $10,000 for the years ended December 31, 2023 and 2022, respectively.

The following table displays the weighted-average term and discount rates for operating and finance leases outstanding as of December 31, 2023 and 2022.

	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
	Operating	Operating	Finance	Finance
Weighted-average term (years)	19.75	20.56	-	0.67
Weighted-average discount rate	4.22%	4.23%	-%	0.68%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(Dollars in thousands)	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Minimum Lease Payments due:	Operating	Operating	Finance	Finance
Within one year	$175	$175	$—	$7
After one but within two years	140	140	—	—
After two but within three years	140	140	—	—
After three but within four years	154	140	—	—
After four but within five years	157	154	—	—
After five years	2,317	2,474	—	—
Total undiscounted cash flows	3,083	3,223	—	7
Discount on cash flows	(1,107)	(1,194)	—	(1)
Total lease liability	$1,976	$2,029	$—	$6

NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Corporation uses various financial instruments, including derivatives, to manage its exposure to interest rate risk. The Corporation’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Corporation’s known or expected cash receipts and cash payments principally related to specific assets and short-term wholesale funding positions. The Corporation entered into four swap contracts effective September 20, 2023.

Fair Values of Derivative Instruments on the Statement of Financial Condition

The tables below present the fair value of the Corporation’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2023, and December 31, 2022:

(Dollars in thousands)	December 31, 2023
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$4,501
Total		$—		$4,501

(Dollars in thousands)	December 31, 2022
	Derivative Assets		Derivative Liabilities
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	Other Liabilities	$—
Total		$—		$—

The following table presents the derivative liabilities subject to an enforceable master netting arrangement as of December 31, 2023 and 2022.

		Gross	Net Amounts
		Amounts	of Liabilities
		Offset	Presented
	Gross	in the	in the
(Dollars in thousands)	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheet	Sheet	Instruments	Pledge	Amount
December 31, 2023
Derivatives	$4,501	$—	$4,501	$—	$(4,501)	$—

December 31, 2022
Derivatives	$—	$—	$—	$—	$—	$—

The following table presents the remaining contractual maturity of the master netting arrangements as of December 31, 2023.

	Remaining Contractual Maturity of the Agreements
				Greater
(Dollars in thousands)	Up to	1 to 3	3 to 5	than
	1 Year	Years	Years	5 Years	Total
December 31, 2023:
Derivatives	$—	$—	$4,501	$—	$4,501
Total	$—	$—	$4,501	$—	$4,501

Fair Value Hedges of Interest Rate Risk

The Corporation is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Corporation uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rates. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Corporation receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives are used to hedge the changes in fair value of certain of its pools of fixed rate assets. As of December 31, 2023, the Corporation had a total of two interest rate swaps with a combined notional amount of $50,000,000 hedging fixed-rate available-for-sale debt securities.

As of December 31, 2023, and December 31, 2022, the following amounts were recorded on the balance sheet related to the cumulative basis adjustment for fair value hedges:

(Dollars in thousands)	December 31,	December 31,
	2023	2022
Carrying amount of hedged assets:	Closed Portfolio Amount	Closed Portfolio Amount
Available-for-sale - Municipals	$50,964	$—
Available-for-sale - MBS	35,806	—
Total	$86,770	$—

Interest rate swaps notional amount	$50,000	$—

(Dollars in thousands)	December 31,	December 31,
	2023	2022
Cumulative amount of fair value hedging adjustment included in the carrying amount of assets:
Available-for-sale - Municipals	$(1,230)	$—
Available-for-sale - MBS	(407)	—
Total	$(1,637)	$—

The table below presents the pre-tax effects of the Corporation’s derivative instruments designated as fair value hedges on the consolidated statements of income for the years ended December 31, 2023, and 2022:

(Dollars in thousands)	December 31,
	2023	2022
Amount of loss recognized in other comprehensive loss	$(1,637)	$—
Amount of gain, net of fair value re-measurements, included in interest income	168	—

Cash Flow Hedges of Interest Rate Risk

The Corporation uses derivatives to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate products are designated as cash flow hedges. As of December 31, 2023, the Corporation had a total of two interest rate swaps with a combined notional amount of $100,000,000 hedging specific short-term wholesale funding positions.

For derivatives designated as cash flow hedges, the gain or loss on the derivatives is recorded in other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. During the next twelve months, it is estimated that an additional $404,000 will be reclassified as a decrease to interest expense.

Interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Corporation receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For cash flow hedges on the Corporation’s short-term wholesale funding positions, amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Corporation’s hedged variable rate short-term wholesale funding positions. During the year ended December 31, 2023, the Corporation reclassified $274,000 as a reduction in interest expense.

The table below presents the pre-tax effects of the Corporation’s derivative instruments designated as cash flow hedges on the Consolidated Statements of Income for the years ended December 31, 2023, and 2022:

(Dollars in thousands)	December 31,
	2023	2022
Amount of loss recognized in other comprehensive loss	$(2,885)	$—
Amount of gain reclassified from accumulated other comprehensive loss to interest expense	274	—

Interest rate swaps notional amount	$100,000	$—

Credit Risk-Related Contingent Features

The Corporation has agreements with each of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, then the Corporation could also be declared in default on its derivative obligations and could be required to terminate its derivative positions with the counterparty. The Corporation also has agreements with its derivative counterparties that contain a provision where if the Corporation fails to maintain its status as a well-capitalized institution, then the Corporation could be required to terminate its derivative positions with the counterparty. As of December 31, 2023, the Corporation’s derivatives were in a net liability position resulting in the Corporation having collateral in the amount of $4,650,000 posted with the counterparty at December 31, 2023. As of December 31, 2022, the Corporation had no derivatives in a net liability position and accordingly did not have to post any collateral.

NOTE 13 — RELATED PARTY TRANSACTIONS

Certain directors, executive officers and immediate family members of First Keystone Corporation and its subsidiary, and companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Corporation at December 31, 2023 and 2022. The loans do not involve more than the normal risk of collectability nor present other unfavorable features.

A summary of the activity on the related party loans consists of the following:

(Dollars in thousands)

	2023	2022
Balance at January 1	$9,647	$11,184
Additions	909	3,645
Deductions	(1,358)	(5,182)
Balance at December 31	$9,198	$9,647

The summary of activity on the related party loans represent funds drawn and outstanding at the date of the consolidated financial statements. Commitments by the Bank to related parties on lines of credit and letters of credit for 2023 and 2022, presented an additional off-balance sheet risk to the extent of undisbursed funds in the amounts of $4,653,000 and $4,492,000 respectively, on the above loans.

Deposits from certain officers, directors and immediate family members and/or their related companies held by the Bank amounted to $26,988,000 and $27,248,000 at December 31, 2023 and 2022, respectively.

NOTE 14 — REGULATORY MATTERS

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2023, $23,404,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2023 and 2022, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2023 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based and tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(Dollars in thousands)			For Capital		Minimum Capital		To Be Well Capitalized
			Adequacy		Adequacy with		Under Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Total Capital (to Risk-Weighted Assets)	$151,381	15.68%	$77,247	8.00%	$101,386	10.50%	$96,558	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$144,290	14.94%	$57,935	6.00%	$82,074	8.50%	$77,247	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$144,290	14.94%	$43,451	4.50%	$67,591	7.00%	$62,763	6.50%
Tier 1 Capital (to Average Assets)	$144,290	10.38%	$55,615	4.00%	$55,615	4.00%	$69,518	5.00%

(Dollars in thousands)			For Capital		Minimum Capital		To Be Well Capitalized
			Adequacy		Adequacy with		Under Prompt Corrective
	Actual		Purposes		Capital Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Total Capital (to Risk-Weighted Assets)	$148,223	16.15%	$73,429	8.00%	$96,375	10.50%	$91,786	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$139,881	15.24%	$55,071	6.00%	$78,018	8.50%	$73,429	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	$139,881	15.24%	$41,304	4.50%	$64,250	7.00%	$59,661	6.50%
Tier 1 Capital (to Average Assets)	$139,881	10.38%	$53,908	4.00%	$53,908	4.00%	$67,385	5.00%

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

The contract or notional amounts at December 31, 2023 and 2022 were as follows:

(Dollars in thousands)
	December 31, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$116,954	$121,938
Financial standby letters of credit	$2,120	$2,124
Performance standby letters of credit	$3,688	$3,472

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

Financial Instruments with Concentrations of Credit Risk

The Corporation originates primarily commercial and residential real estate loans to customers predominately in the Corporation’s five county, Pennsylvania market area. The ability of the majority of the Corporation’s customers to honor their contractual loan obligations is dependent on the economy and real estate market in this area. At December 31, 2023, the Corporation had $811,493,000 in loans secured by real estate, which represented 89.1% of total loans. The real estate loan portfolio is largely secured by lessors of residential buildings and dwellings, lessors of non-residential buildings, and lessors of hotels/motels. As of December 31, 2023 and 2022, management is of the opinion that there were no concentrations exceeding 10% of total loans with regard to loans to borrowers who were engaged in similar activities that were similarly impacted by economic or other conditions.

As all financial instruments are subject to some level of credit risk, the Corporation requires collateral and/or guarantees for all loans. Collateral may include, but is not limited to property, plant, and equipment, commercial and/or residential real estate property, land, and pledge of securities. In the event of a borrower’s default, the collateral supporting the loan may be seized in order to recoup losses associated with the loan. The Corporation also establishes an allowance for credit losses that constitutes the amount available to absorb losses within the loan portfolio that may exist due to deficiencies in collateral values.

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

Shares transferred under this Dividend Reinvestment and Stock Purchase Plan were 101,902 in 2023 and 71,928 in 2022. Remaining shares authorized in the plan were 220,705 as of December 31, 2023.

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

Financial Assets Measured at Fair Value on a Recurring Basis

At December 31, 2023 and 2022, securities measured at fair value on a recurring basis and the valuation methods used are as follows:

(Dollars in thousands)

December 31, 2023	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$7,041	$—	$—	$7,041
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	137,992	—	137,992
Other	—	7,632	—	7,632
Other mortgage backed debt securities	—	34,050	—	34,050
Obligations of state and political subdivisions	—	87,703	—	87,703
Asset-backed securities	—	82,162	—	82,162
Corporate debt securities	—	36,388	—	36,388
Total debt securities available-for-sale	7,041	385,927	—	392,968
Marketable equity securities	1,482	—	—	1,482
Total recurring fair value measurements	$8,523	$385,927	$—	$394,450

(Dollars in thousands)

December 31, 2022	Level 1	Level 2	Level 3	Total
Debt Securities Available-for-Sale:
U.S. Treasury securities	$6,801	$—	$—	$6,801
Obligations of U.S. Government Agencies and Sponsored Agencies:
Mortgaged-backed	—	131,675	—	131,675
Other	—	11,180	—	11,180
Other mortgage backed debt securities	—	33,688	—	33,688
Obligations of state and political subdivisions	—	110,689	—	110,689
Asset-backed securities	—	36,418	—	36,418
Corporate debt securities	—	42,993	—	42,993
Total debt securities available-for-sale	6,801	366,643	—	373,444
Marketable equity securities	1,699	—	—	1,699
Total recurring fair value measurements	$8,500	$366,643	$—	$375,143

The estimated fair values of equity securities and US Treasury debt securities classified as Level 1 are derived from quoted market prices in active markets; the equity securities consist mainly of stocks held in other banks. The estimated fair values of all other debt securities classified as Level 2 are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level 2 within the fair value hierarchy. The Corporation does not have any Level 3 inputs for securities. There were no transfers between Level 1 and Level 2 during 2023 and 2022.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

Periodically, non-recurring adjustments may be applied to the carrying value of loans based on the fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments can also include certain specific allocation amounts for individually evaluated collateral-dependent loans as calculated when establishing the allowance for credit losses. The Corporation’s valuation procedure for any individually evaluated loans greater than $250,000 requires an appraisal to be obtained and reviewed annually at year end unless the Board of Directors waives such requirement for a specific loan, in favor of obtaining a Certificate of Inspection instead, defined as an internal evaluation completed by the Corporation. A quarterly collateral evaluation is performed which may include a site visit, property pictures and discussions with realtors and other similar business professionals to ascertain current values. For individually evaluated loans less than $250,000 upon classification and annually at year end, the Corporation completes a Certificate of Inspection, which includes an onsite inspection, and considers value indicators such as insured values, tax assessed values, recent sales comparisons and a review of the previous evaluations. These assets are included as Level 3 fair values, based upon the lowest level that is significant to the fair value measurements. The fair value consists of the individually evaluated loan balances less the valuation allowance and/or charge-offs. There were no transfers between valuation levels in 2023 and 2022.

Following the adoption of ASU No. 2016-13, at December 31, 2023, individually evaluated loans measured at fair value on a nonrecurring basis were as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2023
Individually evaluated loans:
Real Estate	$—	$—	$1,990	$1,990
Total individually evaluated loans	$—	$—	$1,990	$1,990

Prior to the adoption of ASU No. 2016-13, at December 31, 2022, impaired loans measured at fair value on a nonrecurring basis were as follows:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2022
Impaired loans:
Commercial Real Estate	$—	$—	$5,167	$5,167
Residential Real Estate	—	—	30	30
Total impaired loans	$—	$—	$5,197	$5,197

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

There were no foreclosed assets held for resale measured at fair value on a nonrecurring basis at December 31, 2023 or December 31, 2022.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements

Post-ASU No. 2016-13 Adoption:	Fair Value				Weighted
December 31, 2023	Estimate	Valuation Technique	Unobservable Input	Range	Average
Individually evaluated loans - collateral dependent	$1,990	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(5%) – (5%)	(5%)

Pre-ASU No. 2016-13 Adoption:
December 31, 2022
Impaired loans - collateral dependent	$2,370	Appraisal of collateral[1,3] Certificate of Inspection[1,3]	Appraisal adjustments[2] Qualitative Adjustments[4]	(0%) – (5%)	(5%)
Impaired loans - other	$2,827	Discounted cash flow	Discount rate	(4%) – (7%)	(6%)

1. Fair value is generally determined through independent appraisals or Certificates of Inspection of the underlying collateral, as defined by Bank regulators.

2. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The typical range of appraisal adjustments are presented as a percent of the appraisal value.

3. Includes qualitative adjustments by management and estimated liquidation expenses.

4. Collateral values may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Fair Value of Financial Instruments Measured on a Nonrecurring Basis

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2023
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,462	$9,462	$—	$—	$9,462
Interest-bearing deposits in other banks	7,551	—	7,551	—	7,551
Restricted investment in bank stocks	10,885	—	10,885	—	10,885
Net loans	904,153	—	—	885,840	885,840
Mortgage servicing rights	265	—	—	265	265
Accrued interest receivable	5,201	—	5,201	—	5,201

FINANCIAL LIABILITIES:
Demand, savings and other deposits	686,321	—	686,321	—	686,321
Time deposits	294,118	—	292,073	—	292,073
Short-term borrowings	153,468	—	153,509	—	153,509
Long-term borrowings	122,000	—	125,343	—	125,343
Subordinated debentures	25,000	—	22,762	—	22,762
Accrued interest payable	2,823	—	2,823	—	2,823
Derivative Liabilities	4,501	—	4,501	—	4,501

(Dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2022
	Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS:
Cash and due from banks	$9,441	$9,441	$—	$—	$9,441
Interest-bearing deposits in other banks	1,297	—	1,297	—	1,297
Restricted investment in bank stocks	7,136	—	7,136	—	7,136
Net loans	850,195	—	—	810,104	810,104
Mortgage servicing rights	319	—	—	319	319
Accrued interest receivable	4,391	—	4,391	—	4,391

FINANCIAL LIABILITIES:
Demand, savings and other deposits	827,399	—	827,399	—	827,399
Time deposits	166,100	—	160,472	—	160,472
Short-term borrowings	153,418	—	153,209	—	153,209
Long-term borrowings	25,000	—	24,090	—	24,090
Subordinated debentures	25,000	—	22,365	—	22,365
Accrued interest payable	563	—	563	—	563
Derivative Liabilities	—	—	—	—	—

NOTE 18 — REVENUE RECOGNITION

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

Wealth/Asset/Trust Management Fees

Wealth management services are delivered to individuals, corporations and retirement funds located primarily within the Corporation’s geographic markets. The Trust Department of the Corporation conducts the wealth management operations, which provides a broad range of personal and corporate fiduciary services, including the administration of estates.

Assets held in a fiduciary capacity by the Trust Department are not assets of the Corporation and, therefore, are not included in the Corporation’s consolidated financial statements. Wealth management fees, which are contractually agreed with each customer, are earned each month and recognized on a cash basis based on average fair value of the trust assets under management. The services provided under such a contract are considered a single performance obligation under ASC 606 because they embody a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. Wealth management fees charged by the Trust Department follow a tiered structure based on the type and size of the assets under management. Wealth management fees are included within non-interest income in the consolidated statements of income. As of December 31, 2023 and 2022, the fair value of trust assets under management was $109,064,000 and $111,172,000, respectively. The costs of acquiring asset management customers are incremental and recognized within the non-interest expense of the consolidated statements of income.

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

NOTE 19 – GOODWILL

Goodwill resulted from the acquisition of the Pocono Community Bank in November 2007 and of certain fixed and operating assets acquired and deposit liabilities assumed of the branch of another financial institution in Danville, Pennsylvania, in January 2004. Such goodwill represents the excess cost of the acquired assets relative to the assets’ fair value at the dates of acquisition. In accordance with current accounting standards, goodwill is not amortized. Goodwill totaled $19,133,000 at December 31, 2023 and December 31, 2022.

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

Goodwill was evaluated for impairment at December 31, 2023, and it was determined that goodwill was not impaired. Management evaluated the need for an interim goodwill impairment analysis and determined that there were no triggering events or negative factors affecting goodwill since the previous test that would indicate goodwill was impaired as of December 31, 2023.

NOTE 20 — PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for First Keystone Corporation (parent company only) was as follows:

BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2023	2022
ASSETS
Cash	$9,753	$13,860
Investment in banking subsidiary	135,301	129,456
Marketable equity securities	1,482	1,699
Prepaid expenses and other assets	551	854
TOTAL ASSETS	$147,087	$145,869

LIABILITIES
(Receivable) advances from banking subsidiary	$(307)	$168
Subordinated Debentures	25,000	25,000
Accrued expenses and other liabilities	779	315
TOTAL LIABILITIES	25,472	25,483

STOCKHOLDERS’ EQUITY
Common stock	12,705	12,502
Surplus	44,004	42,439
Retained earnings	100,260	100,712
Accumulated other comprehensive loss	(29,645)	(29,558)
Treasury stock, at cost	(5,709)	(5,709)
TOTAL STOCKHOLDERS’ EQUITY	121,615	120,386

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,087	$145,869

STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,
	2023	2022
INCOME
Dividends from subsidiary bank	$1,526	$6,102
Net securities losses	(217)	(93)
Other income	94	98
TOTAL INCOME	1,403	6,107

EXPENSE
Interest on subordinated debt	1,094	1,091
Other expense	217	195
TOTAL EXPENSE	1,311	1,286

INCOME BEFORE INCOME TAX BENEFIT	92	4,821
INCOME TAX BENEFIT	(303)	(275)
	395	5,096
EQUITY IN UNDISTRIBUTED EARNINGS OF BANKING SUBSIDIARY	5,165	8,928

NET INCOME	$5,560	$14,024

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended December 31,
	2023	2022
Net Income	$5,560	$14,024

Other comprehensive loss:

Equity in other comprehensive loss of banking subsidiary	(87)	(37,146)

Total other comprehensive loss	(87)	(37,146)
Total Comprehensive Income (Loss)	$5,473	$(23,122)

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,560	$14,024
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on securities	217	93
Deferred income tax benefit	(88)	(34)
Equity in undistributed earnings of banking subsidiary	(5,165)	(8,928)
Increase in prepaid/accrued expenses and other assets/liabilities	869	47
Decrease in advances from banking subsidiary	(474)	(245)
NET CASH PROVIDED BY OPERATING ACTIVITIES	919	4,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equity securities	—	170
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	170

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,754	1,635
Dividends paid	(6,780)	(6,690)
NET CASH USED IN FINANCING ACTIVITIES	(5,026)	(5,055)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,107)	72
CASH AND CASH EQUIVALENTS, BEGINNING	13,860	13,788
CASH AND CASH EQUIVALENTS, ENDING	$9,753	$13,860

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

First Keystone Corporation maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those disclosure controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Corporation concluded that the Corporation’s disclosure controls and procedures were not effective as of December 31, 2023, because of the material weakness described below.

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

The management of First Keystone Corporation, along with participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2023, the Corporation’s internal control over financial reporting was not effective based on those criteria. Management identified a material weakness in internal controls relating to the failure to properly review and update remaining life calculations and the qualitative factors grid related to the allowance for credit losses calculations under the Corporation’s CECL model. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weaknesses did not result in any material misstatement in the Company's consolidated financial statements. We are implementing remedial changes to improve our internal controls over financial reporting described below.

Remediation Activities

Management has been actively engaged in developing remediation plans to address the above control deficiency. Management has instituted a new control requiring that the remaining life calculations are run on a quarterly basis in order to recalculate the annual attrition rate. The quarterly calculation of the annual attrition rate will be subsequently reviewed with members of the CECL committee after quarter-end but before the quarterly CECL calculation is rolled forward, and the discussion will be memorialized in the minutes of the CECL committee. In addition, management has introduced several refinements in its qualitative factors grid utilized in the calculation of the allowance for credit losses and eliminated duplicative and overlapping values when defining the ranges used to determine the magnitude of qualitative adjustments. Management believes the foregoing efforts will effectively remediate the material weakness. As management continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

First Keystone Corporation’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023, and expressed an adverse opinion on our internal control over financial reporting. This report can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2023, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CODE OF ETHICS

The Corporation has adopted a Directors and Senior Management Code of Ethics, which applies to all members of the Board of Directors and to senior officers of the Corporation. It can be found on the Investor Relations section of our website at https://firstkeystonecorp.fkc.bank.

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

FIRST KEYSTONE CORPORATION

/s/ Elaine A. Woodland
Elaine A. Woodland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John E. Arndt	March 29, 2024
John E. Arndt, Vice Chairman/Director	Date

/s/ D. Matthew Bower	March 29, 2024
D. Matthew Bower, Director	Date

/s/ Robert A. Bull	March 29, 2024
Robert A. Bull, Chairman/Director	Date

/s/ Whitney B. Holloway	March 29, 2024
Whitney B. Holloway, Director	Date

/s/ Michael L. Jezewski	March 29, 2024
Michael L. Jezewski, Director	Date

/s/ Nancy J. Marr	March 29, 2024
Nancy J. Marr, Director	Date

/s/ William E. Rinehart	March 29, 2024
William E. Rinehart, Director	Date

/s/ Diane C.A. Rosler	March 29, 2024
Diane C.A. Rosler, Chief Financial Officer	Date
(Principal Financial Officer)

/s/ David R. Saracino	March 29, 2024
David R. Saracino, Secretary/Director	Date

/s/ Elaine A. Woodland	March 29, 2024
Elaine A. Woodland, President/ Chief Executive Officer/Director	Date